Form 10-K
period 2002-12-31
COMCAST CORP
filed 2003-03-20
CIK 1166691

--------------------------------------------------------------------------------

                                    FORM 10-K
                         ______________________________

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
       (Mark One)
           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                    FOR THE FISCAL YEAR ENDED

                                DECEMBER 31, 2002

                                       OR
           [   ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934
                    FOR THE TRANSITION PERIOD FROM  ___________ TO ____________

                        Commission file number 000-50093

                               COMCAST CORPORATION
                       (formerly AT&T Comcast Corporation)
             (Exact name of registrant as specified in its charter)


              PENNSYLVANIA                                 27-0000798
  (State or other jurisdiction of                      (I.R.S. Employer
    incorporation or organization)                    Identification No.)

         1500 Market Street, Philadelphia, PA             19102-2148
       (Address of principal executive offices)           (Zip Code)

       Registrant's telephone number, including area code: (215) 665-1700
                        ________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
                                      NONE
                        _________________________________

           SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:
                  Class A Common Stock, $0.01 par value
                  Class A Special Common Stock, $0.01 par value
                          ____________________________

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.
                    Yes     X                    No      _____

                           __________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.
                                                                            [  ]

                           __________________________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

                    Yes     X                    No      _____

As of June 30, 2002, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $505 million and $21.533 billion, respectively.

                                            __________________________
As of December 31, 2002, there were 1,355,373,648 shares of Class A Common Stock, 883,343,590 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                           __________________________

                       DOCUMENTS INCORPORATED BY REFERENCE

Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in May 2003.

--------------------------------------------------------------------------------

                            ORGANIZATION AND BUSINESS

Comcast Corporation was incorporated in December 2001 to effect the acquisition of AT&T Corp.'s broadband business, which was consummated on November 18, 2002.

The Company is involved in three principal lines of business: cable, commerce and content. The Company's cable business is principally involved in the development, management and operation of broadband communications networks in the United States. The Company conducts its commerce business through its consolidated subsidiary, QVC, Inc. QVC, an electronic retailer, markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. The Company's content business is provided through the Company's consolidated programming investments, including Comcast Spectacor, E! Entertainment Television, The Golf Channel, Outdoor Life Network and G4, and through other programming investments.

To simplify the Company's capital structure, effective with the acquisition of Broadband, the Company and four of its cable holding company subsidiaries fully and unconditionally guaranteed each other's debt securities and other indebtedness for borrowed money. Comcast Holdings is not a guarantor, and none of its debt is guaranteed.

The following chart illustrates the Company's organizational structure on a simplified basis and does not reflect all of the Company's subsidiaries. Substantially all of the Company's operations are conducted at lower-tier subsidiaries.

                               [GRAPHIC OMITTED]

(1)  Part of guarantor group.
(2) Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) is an indirect subsidiary of Comcast MO Group, Inc. and was not originally part of the guarantor group. On March 12, 2003, we announced the successful completion of a bondholder consent solicitation related to $1.7 billion aggregate principal amount of its debt securities to permit it to become part of the cross-guarantee structure.

In the diagram above and throughout this Annual Report, we refer to Comcast Corporation (formerly AT&T Comcast Corporation) as "Comcast"; Comcast and its consolidated subsidiaries as the "Company", "we", "us" and "our"; Comcast Holdings Corporation (formerly Comcast Corporation and our predecessor) as "Comcast Holdings"; Comcast Cable Communications Holdings, Inc. (formerly AT&T Broadband Corp.) as "Comcast Cable Communications Holdings" or "Broadband"; Comcast Cable Communications, Inc. as "Comcast Cable"; Comcast MO Group, Inc. (formerly MediaOne Group, Inc.) as "Comcast MO Group"; Comcast Cable Holdings, LLC (formerly AT&T Broadband, LLC and Tele-Communications, Inc.) as "Comcast Cable Holdings"; and Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) as "Comcast MO of Delaware."

                                                 COMCAST CORPORATION
                                            2002 FORM 10-K ANNUAL REPORT
                                                  TABLE OF CONTENTS

                                                       PART I
Item 1   Business................................................................................................ 1
Item 2   Properties..............................................................................................15
Item 3   Legal Proceedings.......................................................................................16
Item 4   Submission of Matters to a Vote of Security Holders.....................................................18
Item 4A  Executive Officers of the Registrant....................................................................19

                                                       PART II
Item 5   Market for the Registrant's Common Equity and Related Stockholder Matters...............................20
Item 6   Selected Financial Data.................................................................................21
Item 7   Management's Discussion and Analysis of Financial Condition and Results of Operations...................22
Item 8   Financial Statements and Supplementary Data.............................................................37
Item 9   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................88

                                                      PART III
Item 10  Directors and Executive Officers of the Registrant......................................................88
Item 11  Executive Compensation..................................................................................88
Item 12  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters..........88
Item 13  Certain Relationships and Related Transactions..........................................................88

                                                       PART IV
Item 14  Controls and Procedures.................................................................................88
Item 15  Exhibits, Financial Statement Schedules, and Reports on Form 8-K........................................88
SIGNATURES.......................................................................................................93
CERTIFICATIONS...................................................................................................96


                          -----------------------------

     This Annual Report on Form 10-K is for the year ended December 31, 2002. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report.

     You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     We were incorporated in December 2001 under the name AT&T Comcast Corporation to effect the acquisition of AT&T Corp.'s broadband business, which we refer to as "Broadband." The acquisition, which we refer to as the "Broadband acquisition," was consummated on November 18, 2002. On November 18, 2002, we changed our name from AT&T Comcast Corporation to Comcast Corporation. For purposes of this Annual Report, we treat Comcast Holdings Corporation (formerly Comcast Corporation and now a wholly owned subsidiary) as our predecessor and as the accounting acquiror of Broadband. In this Annual Report, we refer to cable operations owned prior to the Broadband acquisition as "historical", and those we acquired in the Broadband acquisition as "newly acquired."

     As a result of the Broadband acquisition, we have newly acquired cable operations in communities in which we do not have established relationships with the subscribers, franchising authority and community leaders. Further, a substantial number of new employees are being and must continue to be integrated into our business practices and operations. Our results of operations may be significantly affected by our ability to efficiently and effectively manage these changes.

     Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Annual Report include, but are not limited to:

o we may not successfully integrate Broadband or the integration may be more difficult, time-consuming or costly than we expect,
o we may not realize the combination benefits we expect from the Broadband acquisition or these benefits may take longer to achieve, and
o we may incur greater-than-expected operating costs, financing costs, subscriber loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, subscribers, suppliers or franchising authorities, following the Broadband acquisition.

     In addition, our businesses may be affected by, among other things:

o    changes in laws and regulations,
o    changes in the competitive environment,
o    changes in technology,
o    industry consolidation and mergers,
o    franchise related matters,
o market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
o demand for the programming content we distribute or the willingness of other video program distributors to carry our content, and
o    general economic conditions.

     As more fully described elsewhere in this Annual Report, the Broadband acquisition substantially increased the size of our cable operations and caused significant changes in our capital structure. As a result, direct comparisons of our results of operations and financial condition for periods prior to November 18, 2002 to subsequent periods are not meaningful.

                                     PART I

ITEM 1 BUSINESS

     We are a Pennsylvania corporation and were incorporated in December 2001 under the name AT&T Comcast Corporation to effect the Broadband acquisition, which was consummated on November 18, 2002.

     We are involved in three principal lines of business:

     o Cable-through the development, management and operation of broadband communications networks, including video, high-speed Internet and phone service,
     o    Commerce-through QVC, our electronic retail- ing subsidiary, and
     o Content-through our consolidated programming investments, including Comcast Spectacor, Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Cable Sports Southeast, E! Entertainment Television, Style, The Golf Channel, Outdoor Life Network, G4, and through our other programming investments.

     As a result of the Broadband acquisition, we are the largest cable operator in the United States. We have deployed digital cable and high-speed Internet service to the substantial majority of our cable systems. As of December 31, 2002, our consolidated cable operations served 21.3 million subscribers in 41 states, passed 39.1 million homes, and provided digital cable to more than 6.6 million subscribers, high-speed Internet to more than 3.6 million subscribers and phone service to more than 1.4 million subscribers. The Broadband acquisition contributed approximately 60% of these subscribers, 64% of these homes passed, 66% of the digital cable subscribers, 58% of the high-speed Internet subscribers and 97% of the phone subscribers. We expect to make substantial capital expenditures over the next two years to complete the upgrade and rebuild of the newly acquired cable systems.

     Through QVC, we market a wide variety of products directly to consumers primarily on merchandise-focused television programs. As of December 31, 2002, QVC was available, on a full and part-time basis, to 85.9 million homes in the United States, 11.4 million homes in the United Kingdom, 25.8 million homes in Germany and 8.4 million homes in Japan.

     We  have  our   principal   executive   offices  at  1500  Market   Street,
Philadelphia, PA 19102-2148. Our telephone number is (215) 665-1700. We also have a world wide web site at http://www.comcast.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our web site. The information posted on our web site is not incorporated into this Annual Report.

                  FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

     Refer to Note 14 to our consolidated financial statements included in Item 8 for information about our operations by business segment.

                      GENERAL DEVELOPMENTS OF OUR BUSINESS

Broadband Acquisition

     On November 18, 2002, we consummated the Broadband acquisition. The consideration to complete the Broadband acquisition was $50.780 billion, consisting of 1.348 billion shares of our common stock and options valued at $25.495 billion, assumed Broadband debt of $24.860 billion and $425 million of transaction costs directly related to the Broadband acquisition. Refer to Note 5 to our consolidated financial statements included in Item 8 for more information about the Broadband acquisition.

TWE Restructuring

     As a result of the Broadband acquisition, we now own AT&T's 27.6% interest in Time Warner Entertainment Company L.P., or TWE. In August 2002, we and AT&T reached agreement with AOL Time Warner, Inc. to restructure the TWE partnership. Upon closing of the restructuring agreement, we will receive $1.5 billion in common stock of AOL Time Warner, valued at the time of closing, and an approximate 21% equity interest in a new cable company, expected to be named Time Warner Cable, Inc., or TWC, serving 10.8 million subscribers. We also will receive $2.1 billion in cash. We will receive certain priority demand and other registration rights with respect to the AOL Time Warner and TWC shares that should facilitate their disposition or monetization. The closing of the TWE restructuring is expected to occur by the end of the second quarter of 2003, and is subject to customary closing conditions.

     TWC will be formed from TWE's existing cable properties and additional cable properties to be contributed by AOL Time Warner. AOL Time Warner will assume complete ownership of TWE's major content assets, which include Home Box Office (HBO), Warner Bros. and stakes in The WB Network, Comedy Central and Court TV. Pursuant to the order of the Federal Communications Commission, or FCC, we have placed our entire interest in TWE in trust. Any non-cash consideration received by us with respect to our interest in TWE as a result of the TWE restructuring, including the AOL Time Warner and TWC common stock, will also be placed in this trust. We will account for our investment in TWE (or any successor securities) under the cost method as we will not have the ability to exercise significant influence over the operating and financial policies of TWE, AOL Time Warner or TWC.

     Under the trust, the trustee will have exclusive authority to exercise any management or governance rights associated with the securities in trust. The trustee will also have the obligation, subject to our rights as described in the last sentence of this paragraph, to exercise available registration rights to effect the sale of such securities in a manner intended to maximize the value received consistent with the goal of disposing such securities in their entirety by November 2007. Following this time, if any securities remain in trust, the trustee will be obligated to dispose of them as quickly as possible, and in any event by May 2008. The trustee is also obligated, through November 2007, to effect certain specified types of sale or monetization transactions with respect to the securities as may be proposed by us from time to time.

     As a condition of the closing of the TWE restructuring, we will enter into a three-year non- exclusive agreement with AOL Time Warner under which the AOL High-Speed Broadband service would be made available on a portion of our cable systems passing about 10 million homes.

Bresnan Transaction

     In February 2003, we announced that we had entered into a definitive agreement with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC for us to transfer to Bresnan cable systems serving approximately 317,000 subscribers in Montana, Wyoming, Colorado and Utah that we had acquired in connection with the Broadband acquisition. We will receive approximately $525 million in cash, plus preferred and common equity interests in Bresnan Broadband Holdings, in exchange for these cable systems. The assets for these cable systems are reported as assets held for sale in our consolidated balance sheet at December 31, 2002 and the results of operations for the period from November 19, 2002 through December 31, 2002 for these cable systems are presented as discontinued operations in our consolidated statement of operations. We have not included these cable systems in our cable operating statistics. We expect this transaction to close by March 31, 2003, subject to customary closing conditions.

Charter Put

     In connection with the Broadband acquisition, we acquired an indirect interest in a cable joint venture with Charter Communications, Inc. In April 2002, AT&T exercised its rights to cause Paul G. Allen, Charter's Chairman, or his designee to purchase this indirect interest for approximately $725 million in cash. The parties agreed to delay the settlement of the purchase until April 14, 2003 while they negotiated alternatives to the purchase. We currently believe that Mr. Allen or his designee will purchase our indirect interest as described above.

The Cross-Guarantee Structure

     To simplify our capital structure, effective with the acquisition of Broadband, we and four of our cable holding company subsidiaries fully and unconditionally guaranteed each other's debt securities and other indebtedness for borrowed money. Comcast Holdings is not a guarantor, and none of its debt is guaranteed. As of December 31, 2002, $24.729 billion of our and our subsidiaries' debt securities were entitled to the benefits of the cross-guarantee structure. Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally part of the cross-guarantee structure. On March 12, 2003, we announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware's $1.7 billion aggregate principal amount in debt securities to permit it to become part of the cross- guarantee structure.

                          DESCRIPTION OF OUR BUSINESSES

         We are involved in three principal lines of business: Cable, Commerce and Content. The following section describes each of these lines of business.

Cable

We currently are the largest cable operator in the United States. As of December 31, 2002, our consolidated cable operations served 21.3 million subscribers in 41 states, passed 39.1 million homes, and provided digital cable to more than
6.6 million subscribers, high-speed Internet to more than 3.6 million subscribers and phone service to more than 1.4 million subscribers.

The table below summarizes certain information for our cable systems as of December 31 (homes and subscribers in thousands):

                                                       2002(1)
                                           -----------------------------
                                                       Newly
                                            Total    Acquired  Historical  2001(2)   2000(2)   1999(2)     1998
                                           --------  --------- ------------------- --------- ---------  ---------
Cable
    Homes Passed (3).....................    39,150     24,961    14,189    13,929    12,679    9,522       7,382
    Subscribers (4)......................    21,305     12,766     8,539     8,471     7,607    5,720       4,511
    Penetration..........................      54.4 %     51.1 %    60.2%     60.8%     60.0%    60.1%       61.1%
Digital Cable
    "Digital Ready" Subscribers (5)......    21,305     12,766     8,539     8,375     7,258    4,637       1,570
    Subscribers (6)......................     6,620      4,374     2,246      1,741    1,207      454          72
    Penetration..........................      31.1 %     34.3 %    26.3%    20.8%      16.6%     9.8%        4.6%
High-Speed Internet
    "Available" Homes (7)................    30,072     17,461    12,611    10,400     6,360    3,259       1,804
    Subscribers..........................     3,620      2,094     1,526       948       400      142          51
    Penetration..........................      12.0 %     12.0 %    12.1%      9.1%      6.3%     4.4%        2.8%
Phone (8)
    "Available" Homes (7)................     8,712      8,438       274
    Subscribers..........................     1,438      1,398        40
    Penetration..........................      16.5 %     16.6 %    14.4%

(1) On November 18, 2002, we consummated the Broadband acquisition. For information as of December 31, 2002, we provide data with respect to cable systems attributable to Comcast Holdings Corporation (formerly Comcast Corporation and now our wholly owned subsidiary) under the heading "Historical" and data with respect to cable systems attributable to Broadband under the heading "Newly Acquired." The Broadband acquisition substantially increased the size of our cable operations and direct comparisons of our cable information for periods prior to November 18, 2002 to subsequent periods are not meaningful. The information as of December 31, 2002 excludes the operating statistics for the cable systems held for sale to Bresnan.
(2) In April 1999, we acquired a controlling interest in Jones Intercable, Inc. In January 2000, we acquired Lenfest Communications, Inc. and began consolidating the results of Comcast Cablevision of Garden State, L.P. In August 2000, we acquired Prime Communications LLC. On December 31, 2000 and January 1, 2001, we completed our cable systems exchanges with AT&T and Adelphia Communications, respectively. In April and June 2001, we acquired cable systems serving an aggregate of approximately 697,000 subscribers from AT&T. The subscriber information as of December 31, 2000 excludes the effects of our exchange with AT&T.
(3) A home is "passed" if we can connect it to our distribution system without further extending the transmission lines. As described in Note 4 below, in the case of certain multiple dwelling units, or MDUs, homes "passed" are counted on an adjusted basis.
(4) Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one cable subscriber. In the case of certain MDUs, we count cable subscribers on an FCC equivalent basis.
(5) A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(6) A dwelling with one or more digital converter boxes counts as one digital cable subscriber. On average, as of December 31, 2002, each digital cable subscriber had 1.4 digital set-top boxes.
(7) A home is "available" if we can connect it to our distribution system without further upgrading the transmission lines and we offer the service in that area.
(8) Prior to the Broadband acquisition, the number of phone "available" homes and subscribers was not material.

     Cable Services

     We offer a variety of services over our cable networks, including traditional analog video, digital cable, high-speed Internet and phone service. Available service offerings depend on the bandwidth capacity of the cable system. The greater the bandwidth, the greater the information carrying capacity of the system. Prior to the Broadband acquisition, 86% of our cable subscribers were served by a system with a capacity of at least 750-MHz and 95% with a capacity of at least 550-MHz and capable of handling two-way communications. As of December 31, 2002, approximately 82% of our cable subscribers were served by a system with a capacity of at least 550-MHz and capable of handling two-way communications. We expect to make substantial capital expenditures over the next two years to complete the rebuild and upgrade of the newly acquired cable systems. By deploying fiber optic cable and upgrading the technical quality of our cable networks, we can increase the reliability and capacity of our systems and we can deliver additional video programming and other services such as enhanced digital video, high-speed Internet and phone.

     Traditional Analog Video Services

     We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment used by subscribers.

     We offer a full range of traditional analog video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences and local regulation. Our analog service offerings include the following:

     Basic programming. Our basic cable service typically consists of between 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally-originated programming, including governmental and public access, and limited satellite-delivered programming.

     Expanded basic programming. Our expanded basic cable service, which may vary in size depending on the system's channel capacity, generally includes a group of satellite-delivered or non-broadcast channels in addition to the basic channel line-up.

     Premium services. Our premium services generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. The charge for premium services depends upon the type and number of premium channels selected by the subscriber.

     Pay-per-view programming. Our pay-per-view service permits our subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts on an unedited, commercial-free basis.

     Digital Cable Services

     Digital compression technology enables us to substantially increase the number of channels our cable systems can carry, thereby providing a significant number of additional programming choices to our subscribers. Digital compression technology can convert up to twelve analog signals into a digital format and compress these signals into the bandwidth normally occupied by one analog signal. At the home, a set-top video terminal, often referred to as a "digital set-top box," converts the digital signal into analog signals that can be viewed on a television set.

     Subscribers typically pay us on a monthly basis for digital cable services and generally may discontinue services at any time. Monthly rates vary generally according to the level of service and the number of digital set-top boxes selected by the subscriber.

     Subscribers to our digital cable service receive one or more of the following:

      o     an interactive program guide,

      o     multiple channels of digital music,

      o     basic and expanded basic programming,

      o "multiplexes" of premium channels which are varied as to time of broadcast or programming content theme,

      o additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films,

      o video-on-demand service, commonly known as VOD, including popular television programs at no additional charge, and

      o     high-definition television.

     We have and will continue to upgrade our cable systems so that we are able to provide these and other new services such as interactive television to our subscribers.

     High-Speed Internet Services

     Residential subscribers can connect their personal computers via cable modems to access online information, including the Internet, at faster speeds than that of conventional modems. Prior to March 2002, in areas served by our cable systems we marketed high- speed Internet services operated by a third-party Internet service provider. By March 2002, we had moved all of our high-speed Internet subscribers to our own high- speed Internet gateway. In addition to offering our own high-speed Internet service, we have agreements with a number of third-party Internet service providers, or ISPs, under which we make available access to our facilities and the ISP markets a high-speed Internet service that is provided over our cable systems. We also provide businesses with Internet connectivity solutions and networked business applications.

     Phone Services

     In some of the areas where cable plant has been upgraded, we use our cable network to provide local telephone services and to resell third-party long distance services to our phone subscribers. We currently offer phone services to subscribers in 15 markets.

     Advertising Sales

     We generate revenues from the sale of advertising time to local, regional and national advertisers on non- broadcast channels we carry over our cable systems.

     Other Revenue Sources

     We also generate revenues from installation services, commissions from third-party electronic retailing and from other services.

     Sales and Marketing

     Our sales efforts are primarily directed toward generating incremental revenues in our franchise areas and increasing the number of subscribers we serve. We sell our products and services through:

      o     telemarketing,

      o     direct mail advertising,

      o     door-to-door selling,

      o     cable television advertising,

      o     local media advertising, and

      o     retail outlets.

     Programming

     We generally acquire a license for the programming we sell to our subscribers by paying a monthly fee to the licensor on a per subscriber per channel basis. Our programming costs are increased by:

      o     growth in the number of subscribers,

      o     expansion of the number of channels provided to subscribers, and

      o     increases in contract rates from programming suppliers.

     We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, the cable and satellite video industries have experienced a substantial increase in the cost of programming, particularly sports programming. We expect this increase to continue, and we may not be able to pass programming cost increases on to our subscribers. The inability to pass these programming cost increases on to our subscribers would have a material adverse impact on our operating results. In addition, as we upgrade the channel capacity of our systems and add programming to our basic, expanded basic and digital programming tiers, we may face increased programming costs.

     We also expect to be subject to increasing financial and other demands by broadcasters to obtain the required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the financial impact of these negotiations or the effect on our subscribers should we be required to stop offering this programming.

     Customer Service

     We have organized most of our cable systems into geographic clusters. Clustering improves our ability to sell advertising, enhances our ability to efficiently introduce and market new products, and allows us to more efficiently and effectively provide customer service and support. As part of our clustering strategy, we have consolidated our local customer service operations of our historical operations into large regional call centers. These regional call centers have technologically advanced telephone systems that provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. In 2003, we anticipate opening new call centers and expanding certain of our existing call centers to provide customer service and support to the newly acquired cable systems.

     Competition

     Analog Video and Digital Cable Services

     Our cable systems compete with a number of different sources which provide news, information and entertainment programming to consumers, including:

      o program distributors that use direct broadcast satellite, or DBS, systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

      o local television broadcast stations that provide off-air programming which can be received using an antenna and a television set,

      o satellite master antenna television systems, commonly known as SMATVs, which generally serve condominiums, apartment and office complexes and residential developments,

      o other operators who build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operations or under an alternative regulatory scheme known as Open Video Systems, or OVS,

      o     interactive   online   computer    services,    including   Internet
            distribution of movies,

      o     newspapers, magazines and book stores,

      o     movie theaters,

      o     live concerts and sporting events, and

      o     video stores and home video products.

     In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. These competitors include DBS, wireline communications providers, also known as overbuilders, SMATVs and Multichannel Multipoint Distribution Service, or MMDS. The FCC has recently created a new wireless service, known as Multichannel Video Distribution and Data Service, or MVDDS, that we also expect to compete with our cable systems. In order to compete effectively, our cable systems strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance, superior customer service and a greater variety of video programming.

     DBS Systems. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 20 million customers in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those provided by our cable systems. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

     DBS service can be received throughout the continental United States through the installation of a small roof top or side-mounted antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems.

     Federal legislation establishes, among other things, a permanent compulsory copyright license that permits satellite carriers to retransmit local broadcast television signals to subscribers who reside in the local television station's market. These companies are transmitting local broadcast signals in most markets which we serve. As a result, satellite carriers are competitive to cable system operators like us because they offer programming which closely resembles what we offer. These satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet service.

     SMATV. Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite- delivered programming services offered by franchised cable systems. In addition, some SMATV operators are developing and/or offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable systems access to these complexes.

     Overbuilds. We operate our cable systems pursuant to a non-exclusive franchise that is issued by the community's governing body such as a city council, a county board of supervisors or a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services. Certain facilities-based competitors offer cable and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas that we serve.

     Local telephone companies. Federal law allows local telephone companies to provide, directly to subscribers, a wide variety of services that are competitive with our cable services, including video and Internet services within and outside their telephone service areas. Telephone companies and other businesses construct and operate communications facilities that provide access to the Internet and distribute interactive computer-based services, data and other non-video services to homes and businesses.

     High-Speed Internet Services

     Most of our cable systems are currently offering high-speed Internet services to subscribers. These systems compete with a number of other companies, many of whom have substantial resources, such as:

      o     existing ISPs,

      o     local telephone companies, and

      o     long distance telephone companies.

     The deployment of digital subscriber line, or DSL, technology allows Internet access to be provided to subscribers over telephone lines at data transmission speeds substantially greater than that of conventional analog modems. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high- speed Internet services without regard to present service boundaries and other regulatory restrictions. The FCC recently adopted an order that will reduce the obligations of local telephone companies to offer their broadband facilities on a wholesale basis to competitors, and the FCC is considering further measures to deregulate the retail broadband offerings of local telephone companies as well. Congress may also consider measures to deregulate such broadband offerings.

     A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached "access" agreements with several national and regional third-party ISPs. In addition, in connection with the restructuring of TWE, we will enter into a three- year non-exclusive access agreement with AOL Time Warner. We also have agreed to offer Microsoft an access agreement on terms no less favorable than those provided to other ISPs with respect to specified cable systems. We cannot provide any assurance, however, that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

     Phone Services

     Our phone service competes against incumbent local exchange carriers, cellular telephone service providers and competitive local exchange carriers (including established long distance companies) in the provision of local voice services. Many of these carriers are expanding their offerings to include high-speed Internet service, such as DSL. The incumbent local exchange carriers have substantial capital and other resources, longstanding customer relationships and extensive existing facilities and network rights-of-way. A few competitive local exchange carriers also have existing local networks and significant financial resources.

     We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environment to occur in the future. We refer you to page 11 for a detailed discussion of legislative and regulatory factors. Other new technologies and services may develop and may compete with services that our cable systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

Commerce

     QVC is a domestic and international electronic media general merchandise retailer which produces and distributes merchandise-focused television programs, via satellite, to affiliated video program distributors for retransmission to subscribers. At QVC, program hosts and guests describe and demonstrate the products and viewers place orders directly with QVC. As of December 31, 2002, QVC was available, on a full and part-time basis, to 85.9 million homes in the United States, 11.4 million homes in the United Kingdom ("UK"), 25.8 million homes in Germany and 8.4 million homes in Japan. We estimate that 13.3 million homes in Germany have programmed their television sets to receive this service. We own approximately 57% of QVC.

     On March 3, 2003, we announced that Liberty Media Corporation delivered a notice to us, pursuant to the stockholders agreement between us and Liberty, that triggers an exit rights process with respect to Liberty's approximate 42% interest in QVC. We and Liberty will attempt to negotiate the fair market value of QVC prior to March 31, 2003. If we and Liberty cannot agree, an appraisal process will determine the value of QVC. We will then have the right to purchase Liberty's interest in QVC at the determined value. We may pay Liberty for the QVC stock in cash, in a promissory note maturing not more than three years after issuance, in our equity securities or in a combination of these, subject to Liberty's right to request payment in all equity securities and the parties' obligation to use reasonable efforts to consummate the purchase in the most tax efficient method available (provided that we are not required to issue securities representing more than 4.9% of the outstanding equity or vote of our common stock). If we elect not to purchase Liberty's interest in QVC, Liberty then will have a similar right to purchase our approximate 57% interest in QVC. If neither we nor Liberty elect to purchase the interest of the other, then we and Liberty are required to use our best efforts to sell QVC; either company is permitted to be a purchaser in any such sale. We and Liberty may agree not to enter into a transaction, or may agree to a transaction other than that specified in the stockholders agreement. Under the current terms of the stockholders agreement between us and Liberty, we would no longer control QVC if we elect not to purchase Liberty's interest in QVC.

     Revenue Sources

     QVC sells a variety of consumer products and accessories including jewelry, housewares, electronics, apparel and accessories, collectibles, toys and cosmetics. QVC purchases, or obtains on consignment, products from domestic and foreign manufacturers and wholesalers, often on favorable terms based on the volume of the transactions. QVC intends to continue introducing new products and product lines. QVC does not depend upon any one particular supplier for any significant portion of its inventory. QVC's business is seasonal, with the highest amount of net sales occurring in the fourth quarter.

     Viewers place orders to purchase QVC merchandise by either calling a toll-free telephone number to speak to a telemarketing operator, by using their touch-tone telephone to call QVC's integrated automated ordering system which gives customers the ability to place orders without speaking to a telemarketing operator, or by using their personal computer to place orders on QVC.com. QVC uses automatic call distributing equipment to distribute calls to its operators. The majority of all payments for purchases are made with a major credit card or QVC's private label credit card. QVC's private label credit card program is serviced by an unrelated third party. QVC ships merchandise from its distribution centers, typically within 24 hours after receipt of an order. QVC's return policy permits customers to return, within 30 days, any merchandise purchased for a full refund of the purchase price and original shipping charges.

     Distribution Channels

     In the United States, QVC is transmitted live 24 hours a day, 7 days a week, to 65.5 million cable television homes. An additional 0.4 million cable television homes receive QVC on a less than full time basis and 20.0 million home satellite dish users receive QVC programming. The QVC program schedule consists of one-hour and multi-hour program segments. Each program theme is devoted to a particular category of product or lifestyle. From time to time, special program segments are devoted to merchandise associated with a particular celebrity, event, geographical region or seasonal interest.

     QVC also offers an interactive shopping service, QVC.com, on the Internet. QVC.com offers a diverse array of merchandise, on-line, 24 hours a day, 7 days a week. QVC.com also maintains a mailing list which e- mails product news to customers who choose to receive it.

     QVC Transmission

     A transponder on a communications satellite transmits the QVC domestic signal. QVC subleases transponders for the transmission of its signals to the UK, Germany and Japan. QVC has made arrangements in the U.S. for redundant coverage through other satellites in case of a failure. To date, QVC has never had an interruption in programming due to transponder failure. We cannot offer assurances that there will not be an interruption or termination of satellite transmission due to transponder failure. Interruption or termination could have a material adverse effect on QVC's results of operations.

     Program Distributors

     QVC has entered into affiliation agreements with video program distributors to carry QVC programming. There are no charges to the programming distributors for the distribution of QVC. In return for carrying QVC, each programming distributor receives an allocated portion, based upon market share, of up to five percent of the net sales of merchandise sold to customers located in the programming distributor's service area. QVC has entered into multi-year affiliation agreements with various cable and satellite system operators for carriage of QVC programming. The terms of most affiliation agreements are automatically renewable for one-year terms unless terminated by either party on at least 90 days notice prior to the end of the term. Most of the affiliation agreements provide for the programming distributor to broadcast commercials regarding QVC on other channels and to distribute QVC's advertising material to subscribers.

     QVC's business depends on its affiliation with programming distributors for the transmission of QVC programming. If a significant number of homes were no longer served because of termination or non-renewal of affiliation agreements, our financial results could be adversely affected. QVC has incentive programs to induce programming distributors to enter into or extend affiliation agreements, to increase the number of homes under existing affiliation agreements, or to enhance channel placement of the QVC programming. These incentives include various forms of marketing, carriage and launch support. QVC will continue to recruit additional programming distributors and seek to enlarge its audience.

     Competition

     QVC operates in a highly competitive environment. As a general merchandise retailer, QVC competes for consumer expenditures with the entire retail industry, including department, discount, warehouse and specialty stores, mail order and other direct sellers, Internet retailers, shopping center and mall tenants and conventional retail stores. On television, QVC competes with other programs for channel space and viewer loyalty against similar electronic retailing programming, as well as against alternative programming supplied by other sources, including news, public affairs, entertainment and sports programmers. The use of digital compression provides programming distributors with greater channel capacity. While greater channel capacity increases the opportunity for QVC to be distributed, it also may adversely impact QVC's ability to compete for television viewers to the extent it results in higher channel position, placement of QVC in separate programming tiers, or the addition of competitive channels.

     Content

     We have made investments in cable television networks and other programming-related enterprises as a means of generating additional revenues and subscriber interest. Our consolidated programming investments as of December 31, 2002 include:

                                         Economic
                                         Ownership
Investment                              Percentage                         Description
-------------------------------------------------------------------------------------------------------------
Comcast Spectacor                         66.3%          Live sporting events, concerts and other events
Comcast SportsNet                         78.3           Regional sports programming and events
Comcast SportsNet Mid-Atlantic           100.0           Regional sports programming and events
Cable Sports Southeast                    62.2           Regional sports programming and events
E! Entertainment                          50.1           Entertainment-related news and original programming
Style                                     50.1           Lifestyle-related programming
The Golf Channel                          91.3           Golf-related programming
Outdoor Life Network                     100.0           Outdoor sports and leisure programming
CN8-The Comcast Network                  100.0           Regional and local programming
G4                                        93.6           Programming focused on video and computer games


                           ---------------------------


     Consolidated Programming Investments

     Comcast Spectacor. Comcast Spectacor is our group of businesses that perform live sporting events and that own or manage facilities and venues for sports activities, sports events, concerts and other special events. Comcast Spectacor consists principally of the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and two large multi-purpose arenas in Philadelphia.

     We and the minority owner group in Comcast Spectacor each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, we would have the option to acquire the interests in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. If we do not exercise this option, we and the minority owner group would then be required to use our best efforts to sell Comcast Spectacor.

     Comcast SportsNet. Comcast SportsNet, or CSN, is our 24-hour terrestrially-delivered network which provides sports-related programming, including the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and the Philadelphia Phillies MLB baseball team to approximately
2.9 million subscribers in the Philadelphia region. The exit process described in the previous paragraph includes the minority owner group's interest in CSN.

     Comcast SportsNet Mid-Atlantic. Comcast SportsNet Mid-Atlantic, or CSN Mid-Atlantic, is our 24-hour satellite-delivered network which provides sports-related programming, including the Baltimore Orioles MLB baseball team, the Washington Wizards NBA basketball team and the Washington Capitals NHL hockey team. CSN Mid-Atlantic serves approximately 4.3 million subscribers primarily in Delaware, Maryland, Pennsylvania, Virginia, Washington, D.C. and West Virginia.

     Cable Sports Southeast. Cable Sports Southeast, or CSS, is a satellite-delivered network which provides sports-related programming and sports news geared toward college athletics to approximately 3.9 million subscribers primarily in Alabama, Arkansas, Florida, Georgia, Kentucky, Mississippi, North Carolina, South Carolina and Tennessee.

     E! Entertainment. E! Entertainment is our 24-hour network with programming dedicated to the world of entertainment. Programming formats include behind-the-scenes specials, original movies and series, news, talk shows and comprehensive coverage of entertainment industry awards shows and film festivals worldwide. The network has distribution to approximately 71 million subscribers in the United States.

     We hold the majority of our interest in E! Entertainment through Comcast Entertainment Holdings, LLC, which is owned 50.1% by us and 49.9% by The Walt Disney Company. Under a limited liability company agreement between Disney and us, we control E! Entertainment's operations. As a result of the Broadband acquisition and in certain other circumstances, under the agreement Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have the right to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Disney exercises this right within a specified time period, and Entertainment Holdings elects not to purchase Disney's interest, Disney then has the right to purchase, at appraised fair market value, either our entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney's nor our interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

     Style. Style, a division of E! Entertainment, is our 24-hour network dedicated to fashion, home design, beauty, health, fitness and more, with distribution to approximately 24 million subscribers in the United States.

     The Golf Channel. The Golf Channel is our 24-hour network devoted exclusively to golf programming with distribution to approximately 47 million subscribers in the United States. The programming schedule includes live tournaments, golf instruction programs and golf news.

     Outdoor Life Network. Outdoor Life Network is our 24-hour network devoted exclusively to outdoor adventure sports and outdoor leisure recreation with distribution to approximately 43 million subscribers in the United States. Its programming features the premiere events and series in a wide range of outdoor activities including biking, sailing, skiing, snowboarding, professional bullriding and fishing.

     CN8-The Comcast Network. CN8-The Comcast Network is our regional programming network delivered to approximately 6 million cable subscribers in Maryland, Delaware, Pennsylvania, New Jersey, Connecticut, Massachusetts and New Hampshire. CN8 provides exclusive original programs, including news, talk, high school, college and professional sports, cooking, music, comedy and other family-oriented entertainment.

     G4. G4 is our 24-hour network dedicated to the world of video games. Targeted to young viewers 12-34, G4 is committed to creating a lifestyle brand that is the source of entertainment, news and information about electronic games, including video, computer, online and wireless platforms. We launched G4 in April 2002. G4 has distribution to approximately 9 million subscribers.

     Other Programming Interests. We also own other non-controlling interests in programming investments including iN DEMAND, a pay-per-view and video-on- demand service, the Discovery Health Channel, Fox Sports New England, New England Cable News and Pittsburgh Cable News Channel.

                           ---------------------------

                           LEGISLATION AND REGULATION

     Our cable and phone businesses are subject to numerous regulatory requirements, prohibitions and limitations imposed by various federal and state laws, local ordinances and our franchise agreements. Our commerce and content businesses are generally not subject to direct governmental regulation. Our high-speed Internet business, while not currently regulated, may be subject to regulation in the future. Laws and regulations affect the prices we can charge for some services, such as basic cable service and associated customer-premises equipment, the costs we incur - for example, for attaching our wires to poles owned by utility companies, the relationships we establish with our suppliers, subscribers and competitors, and many other aspects of our business.

     The most significant federal law affecting our cable businesses is the Communications Act of 1934, as amended. The provisions of the Communications Act and the manner in which the FCC, state and local authorities, and the courts implement and interpret those provisions, affect our ability to develop and execute business plans, our ability to raise capital and the competitive dynamics between and among different sectors of the communications and entertainment industries in which we operate. The FCC also has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease and desist orders and the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate some of the transmission facilities we use in connection with our cable businesses.

     We believe we are currently in substantial
compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act, but caution that the precise requirements of the law are not always clear. Moreover, many laws and regulations can be interpreted in after-the-fact enforcement proceedings or private party litigation in a manner that is inconsistent with the judgments we have made. We also note that regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. Judicial decisions often alter the regulatory framework in ways that are inconsistent with regulator, business and investor expectations. In addition, our cable business can be significantly affected by the enactment of new legislation. Owing in part to the "public interest" ramifications traditionally associated with ownership of electronic media, Congress seriously considers the enactment of new legislative requirements virtually every year. Even though new laws infrequently result, we always face the risk that Congress will approve legislation significantly affecting the cable industry.

     A major objective of Congress and the FCC is to increase competition in all communications services, including those central to our business. For example, over the last ten years, Congress removed barriers to local telephone companies offering video services in their local service areas, and the FCC has authorized MVDDS, a new wireless service for providing multichannel video programming, and may soon consider a proposal that could allow utility power lines to be used to provide video and high-speed Internet services. Our cable business could be affected by any new competitors that enter the video marketplace as a result of these and similar efforts by Congress or the FCC. In particular, we could be materially disadvantaged if we are subject to new regulations that do not equally affect our satellite, wireline and wireless competitors.

     There are potential risks associated with various proceedings that are currently pending at the FCC, in the courts, and before federal and state legislatures and local franchise authorities. We believe few of these proceedings hold the potential to materially affect our ability to conduct our cable business. Among the more substantial areas of exposure are the following:

     Broadband Acquisition. The FCC approved the Broadband acquisition in November 2002 subject to various conditions. The most significant are a requirement for the divestiture of our interest in TWE, a requirement that the TWE interest be placed in trust pending divesture, and safeguards that limit our involvement in the programming-related activities of TWE and two partnerships held jointly by us and TWE. Complying with these conditions will limit our flexibility as to the timing and nature of a sale of the TWE interest and, in the interim, will constrain our business dealings with TWE and AOL Time Warner. We have fully complied with those conditions, and are committed to meeting our obligations under the FCC's merger order going-forward.

     Ownership Limits. The FCC is considering imposing "horizontal ownership limits" that would limit the percentage of multichannel video subscribers - those that subscribe to cable, DBS, MMDS and other multichannel distributors - that any single provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. As we already serve nearly 29% of multichannel video subscribers, limits similar to those originally imposed would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate "vertical ownership limits" on the number of affiliated programming services a cable operator may carry on its cable systems (the previous limit of 40% of the first 75 channels had also been invalidated by the federal appellate court). While our video programming interests are modest, new vertical limits could affect our content- related business plans. Finally, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted for purposes of a vertical ownership limit.

     Pricing. The Communications Act and the FCC's regulations and policies limit the prices that cable systems may charge for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Failure to comply with these rate rules could result in rate reductions and refunds for subscribers. In addition, various advocacy groups are urging Congress to impose new rate regulations on the cable industry. We cannot now predict whether or when Congress may agree to these or similar proposals. Also, various competitors are trying to persuade the FCC and the Justice Department to limit our ability to respond to increased competition by offering promotions or other discounts in an effort to retain existing subscribers or regain those we have lost. We believe our competitive pricing practices are lawful and pro-competitive. If we cannot make individualized offers to subscribers that would otherwise choose a different provider, our subscriber attrition may increase, or our overall prices may need to be reduced, or both.

     High-Speed Internet Service. Ever since high-speed cable Internet service was introduced, some local governments and various competitors sought to impose regulatory requirements on how we deal with third-party ISPs. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. Likewise, the FCC has refused to treat our service as a common carrier "telecommunications service," but has instead classified it as an "interstate information service," which has historically meant that no regulations apply. Nonetheless, the FCC's decision remains subject to judicial review - a decision by a federal appellate court is expected later this year. In addition, the FCC itself is still considering whether it should impose any regulatory requirements and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards. A few franchising authorities have sued us seeking payment of franchise fees on high-speed Internet service revenues. Further, a number of software and content providers and electronic retailers are now urging the FCC to adopt certain "nondiscrimination principles" that purport to be intended to allow Internet customers access to the Internet content of their choosing (something we already provide). We cannot now predict whether these or similar regulations will be adopted and, if so, what effects, if any, they would have on our business.

     Internet Regulation. Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation and obscenity, and state and local governmental organizations have adopted Internet-related regulations, as well. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as service pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the adaptation of existing laws to the Internet could have a material adverse effect on our Internet business.

     Must-Carry/Retransmission Consent. Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations. Alternatively, local television stations may negotiate for "retransmission consent," that is, terms and conditions to govern our ability to transmit the TV broadcast signals that cable subscribers expect to receive. As broadcasters transition from analog to digital transmission technologies, the FCC is considering whether to require cable companies to simultaneously carry both analog and digital signals of a single broadcaster, and once digital carriage is required, whether cable companies may be required to carry multiple digital program streams that each broadcaster may transmit. If either of those questions is answered in the affirmative, we would have less freedom to allocate the usable spectrum of our cable plant to provide the services that we believe will be of greatest interest to our subscribers. This could diminish our ability to attract and retain subscribers. We cannot now predict whether the FCC will impose these or similar carriage obligations on us.

     Program Access. The Communications Act and the FCC's "program access" rules prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC recently extended the exclusivity restrictions through October 2007. The FCC has concluded that the program access rules do not apply to programming services, such as Comcast SportsNet, that are delivered terrestrially. However, the FCC has indicated that it may reconsider how it regulates cable operators with regional sports programming interests in its cable ownership rulemaking. Any decision by the FCC or Congress to single out for new regulation cable operators like us who have regional sports programming interests, could have an adverse impact on our cable and programming businesses. Some initiatives are underway to enact program access-type regulations at the state or local level. We believe any such regulations would be preempted by federal law or otherwise unlawful, but we cannot predict at this time whether such regulations will be enacted or enforceable.

     Consumer Electronics Equipment Compatibility. The FCC has launched a rulemaking to implement a recent agreement between the cable and consumer electronics industries aimed at promoting the manufacture of "plug- and-play" TV sets that can connect directly to the cable network without the need for a set-top box. The FCC is considering adopting a number of proposed rules that would, among other things: direct cable operators to implement technical standards in their networks to support these digital television sets; require operators to provide a sufficient supply of conditional access devices to subscribers who want to receive scrambled programming services on their digital television sets; and require operators to support basic home recording rights and copy protection rules for digital programming content. Failure by the FCC to implement the agreement could adversely affect our relationships with consumer electronics retail outlets (where DBS has traditionally enjoyed an advantage) and slow the growth of subscribership to our digital cable service.

     Phone Service. Our phone business is subject to federal, state and local regulation. In general, the Communications Act imposes interconnection requirements and universal service obligations on all telecommunications service providers, including those that provide traditional circuit-switched phone service over cable facilities, and more significant regulations on incumbent local exchange carriers, such as Verizon and

SBC. The FCC has initiated several rulemakings which, in the aggregate, could significantly change the rules that apply to telephone competition, including the relationship between wireless and wireline providers, long distance and local providers, and incumbents and new entrants, and it is unclear how those proceedings will affect our phone business. We are also conducting trials of Internet Protocol phone service on our cable network, and will begin a limited commercial offering in 2003. While the FCC and most state public utility commissions have thus far refrained from regulating Internet Protocol phone service, it is uncertain whether regulators will continue to follow that approach.

     Franchise Matters. Cable operators generally operate their cable systems pursuant to non-exclusive franchises granted by a franchising authority or other state or local governmental entity. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, these franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act includes provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We anticipate that our future franchise renewal prospects generally will be favorable.

     State Taxes. Some states are considering imposing new taxes, including sales taxes, on cable service. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

     Other Regulatory Issues. There are a number of other regulatory matters under review by Congress, the FCC, and other federal agencies that could affect our cable business. We briefly highlight those issues below:

      o Cable/Broadcast Cross-Ownership: The FCC eliminated regulations precluding the cross- ownership of a national broadcasting network and a cable system and, pursuant to a federal court order, the FCC recently repealed its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas.

      o Tier Buy Through: The Communications Act requires cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC on this issue could affect our pricing and packaging of such services.

      o Leased Access/PEG: The Communications Act permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming, and requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered by the cable operator.
            Neither Congress nor the FCC is considering changes to these requirements, but it is always possible that revisions could be made that would place further burdens on the channel capacity of our cable systems.

      o Obscenity: The Communications Act prohibits the transmission of obscene programming over cable systems. Some members of Congress and the FCC and some consumers have expressed concerns about the distribution of certain adult programming over cable systems.

      o Set-Top Box Regulation: Current FCC rules bar cable operators from leasing subscribers integrated digital set-top boxes effective January 1, 2005. We have urged elimination of the ban on the grounds that it will limit consumer choice, increase the cost of set-top box equipment, and slow the deployment of digital cable services, but there is no assurance that the FCC will accept our position.

      o MDU Access: The FCC has adopted rules to promote competitive entry into the MDU market. These rules are intended to make it easier for new multichannel video service providers to compete with established cable operators. Although the FCC has declined to prohibit exclusive MDU service agreements held by incumbent cable operators including us, that decision could be appealed and possibly changed.

      o Pole Attachments: The Communications Act requires that utilities provide cable systems with nondiscriminatory access to any pole, conduit or right-of-way controlled by the utility, and the FCC has adopted rules, upheld by the courts, that regulate the rates utilities may charge for such access. The utilities continue to litigate various aspects of the FCC's pole attachment rulemakings, and recent court decisions leave open the possibility that the FCC could alter the pole attachment rate levels paid by cable operators that provide high-speed Internet and cable television offerings over those attachments, although the FCC has given no indication that it will do so. Adverse decisions in these proceedings could potentially increase our pole attachment costs.

      o Privacy Regulation: The Communications Act generally restricts the nonconsensual collection and disclosure of subscribers' personal information by cable operators. A strict interpretation of the Communications Act could severely limit the ability of service providers to collect and use personal information for commercial purposes. In addition, the Federal Trade Commission has adopted rules that will place sharp limits on the telemarketing practices of cable operators, and the FCC is considering adopting similar rules as well.

      o Copyright Regulation. In exchange for filing certain reports and contributing a percentage of their revenue to a U.S. federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The U.S. Copyright Office has recommended that Congress revise this compulsory licensing scheme, although Congress has thus far declined to do so. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. In addition, we pay standard industry licensing fees to use music in the programs we provide to subscribers, including local advertising, local origination programming and pay-per-view events. These licensing fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

      o Other Areas: The FCC actively regulates other aspects of our cable business, including, among other things: (1) the blackout of syndicated, network, and sports programming; (2) customer service standards; (3) advertising in children's programming; (4) political advertising; (5) origination cablecasting; (6) sponsorship identification; (7) closed captioning of video programming; (8) equal employment opportunity; (9) lottery programming; (10) emergency alert systems; and (11) technical standards relating to operation of the cable network. The FCC is not considering any significant revisions to these rules at this time, but we are unable to predict how these regulations might be changed in the future and how any such changes might affect our business.

     In all these areas and a variety of others, we face the potential of increased regulation. Given the intensely competitive nature of every aspect of our business, we believe that increased regulation is not warranted. We can not provide any assurance, however, that regulation of our business will not increase.
                                    EMPLOYEES

     As of December 31, 2002, we had approximately 82,000 employees. Of these employees, approximately 60,000 were associated with cable, approximately 15,000 were associated with commerce and approximately 7,000 were associated with our other divisions. Approximately 4,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

ITEM 2 PROPERTIES

     Cable

     A central receiving apparatus, distribution cables, servers, analog and digital converters, cable modems, customer service call centers and local business offices are the principal physical assets of a cable system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices.

     Commerce

     Television studios, customer service call centers, business offices, product warehouses and distribution centers are the principal physical assets of our commerce operations. These assets include QVC's studios and offices, Studio Park, located in West Chester, Pennsylvania, and office, customer service call centers and warehouses in the US, UK, Germany and Japan. QVC owns the majority of these assets. In order to keep pace with technological advances, QVC is maintaining, periodically upgrading and rebuilding the physical components of our commerce operations.

     Content

     Two large multi-purpose arenas, television studios and business offices are the principal physical assets of our content operations. We own the arenas and own or lease the television studios and business offices of our content operations.

     We believe that substantially all of our physical assets are in good operating condition.

ITEM 3 LEGAL PROCEEDINGS

     Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet access and content services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of us and the other defendants in connection with transactions agreed to in March 2000 among At Home, us, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. An amended consolidated class action complaint was filed on November 8, 2002. All of the defendants served motions to dismiss on February 11, 2003.

     Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to At Home, including any resulting from any pending or threatened litigation. AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where we are also a defendant, there are two additional actions brought by At Home's bondholders' liquidating trust against AT&T, not naming us: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. AT&T moved to dismiss the Santa Clara action on the grounds that California is an inconvenient forum, but the court denied AT&T's motion. AT&T also moved to transfer the Northern District of California action to the Southern District of New York as being a more convenient venue. AT&T's motion is pending.

     We deny any wrongdoing in connection with the claims which have been made directly against us, our subsidiaries and Brian L. Roberts, and intend to defend all of these claims vigorously. In management's opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

     Management is continuing to evaluate this litigation and is unable to currently determine what impact, if any, that our 50% share of the At Home potential liabilities would have on our consolidated financial position or results of operations. No assurance can be given that any adverse outcome would not be material.

     Some of the entities formerly attributed to Broadband which are now our subsidiaries are parties to an affiliation term sheet with Starz Encore Group LLC, an affiliate of Liberty Media Corporation, which extends to 2022. The term sheet requires annual fixed price payments, subject to adjustment for various factors, including inflation. The term sheet also requires us to pay two-thirds of Starz Encore's programming costs above levels designated in the term sheet. Excess programming costs that may be payable by us in future years are not presently estimable, and could be significant.

     By letter dated May 29, 2001, Broadband disputed the enforceability of the excess programming pass- through provisions of the Starz Encore term sheet and questioned the validity of the term sheet as a whole. Broadband also has raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of cable systems. In July 2001, Starz Encore filed a lawsuit in Colorado state court seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, Broadband and Starz Encore agreed to delay any further proceedings in the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. As part of this standstill agreement, Broadband and Starz Encore settled Starz Encore's claim for the 2001 excess programming costs, and Broadband agreed to continue to make the standard monthly payments due under the term sheet, with a full reservation of rights with respect to these payments. In connection with the standstill agreement, the court granted a stay on October 30, 2001. The terms of the stay order allowed either party to petition the court to lift the stay after April 30, 2002 and to proceed with the litigation. Broadband and Starz Encore agreed to extend the standstill agreement to and including January 31, 2003, with a requirement that the parties attempt to mediate the dispute. A mediation session held in January 2003 did not result in any resolution of the matter.

     On November 18, 2002, we filed suit against Starz Encore in the United States District Court for the Eastern District of Pennsylvania. We seek a declaratory judgment that, pursuant to our rights under a March 17, 1999 contract with a predecessor of Starz Encore, upon the completion of the Broadband acquisition that contract now provides the terms under which Starz Encore programming is acquired and transmitted by our cable systems. On January 8, 2003, Starz Encore filed a motion to dismiss the lawsuit on the grounds that claims asserted by us raised issues of state law that the United States District Court should decline to decide. We have responded contesting these assertions. The motion has been submitted to the Court for decision.

     On January 31, 2003, Starz Encore filed an amended complaint in its lawsuit against Broadband in Colorado state court. The amended complaint adds us and Comcast Holdings as defendants and adds new claims against us, Comcast Holdings and Broadband asserting alleged breaches of, and interference with, the standstill agreement relating to the lawsuit filed by us and Comcast Holdings in federal District Court in Pennsylvania and to the defendants' position that since the completion of the Broadband acquisition the March 17, 1999 contract provides the terms under which Starz Encore programming is acquired and transmitted by our cable systems.

     On March 3, 2003, Starz Encore filed a motion for leave to file a second amended complaint that would add allegations that Broadband has breached certain joint-marketing obligations under the term sheet and that we and Comcast Holdings have breached certain joint-marketing obligations under the March 17, 1999 contract and other agreements. We, Comcast Holdings and Broadband intend to oppose Starz Encore's motion for leave to file a second amended complaint and, in light of Starz Encore's pending motion for leave to amend, have sought an extension of time from the Court to respond to Starz Encore's amended complaint.

     An entity formerly attributed to Broadband, which is now our subsidiary, is party to a master agreement that may not expire until December 31, 2012, under which it purchases certain billing services from CSG Systems, Inc. The master agreement requires monthly payments, subject to adjustment for inflation. The master agreement also contains a most favored nation provision that may affect the amounts paid thereunder.

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that we are now bound by the master agreement to use CSG as our exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. A hearing in the arbitration is scheduled to commence on May 5, 2003.

     On June 21, 2002, CSG filed a lawsuit against Comcast Holdings in federal court in Denver, Colorado asserting claims related to the master agreement and the pending arbitration. On November 4, 2002, CSG withdrew its complaint against Comcast Holdings without prejudice. On November 15, 2002, we initiated a lawsuit against CSG in federal court in Philadelphia, Pennsylvania asserting that cable systems owned by Comcast Holdings are not required to use CSG as a billing service or customer care provider pursuant to the master agreement, and that the former Broadband cable systems we now own may be added to a billing service agreement between us and CSG. CSG moved to dismiss or stay the lawsuit on the ground that the issues raised by the complaint could be wholly or substantially determined by the above-mentioned arbitration. By Order dated February 10, 2003, the Court stayed the lawsuit until further notice.

     On January 8, 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against us and Comcast Cable Holdings, LLC (formerly AT&T Broadband LLC and Tele-Communications, Inc.), our wholly owned subsidiary. The complaint alleges that Comcast Cable Holdings breached a 1997 "contribution agreement" between Liberty Digital and Comcast Cable Holdings and that we tortiously interfered with that agreement. The complaint alleges that this purported agreement obligates Comcast Cable Holdings to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. We and Comcast Cable Holdings filed our answer to the complaint on March 5, 2003, in which we denied the essential allegations of the complaint and asserted various affirmative defenses.

     In management's opinion, the final disposition of the Starz Encore, CSG and Liberty Digital contractual disputes is not expected to have a material adverse effect on our consolidated financial position or results of operations. However, no assurance can be given that any adverse outcome would not be material to our consolidated financial position or results of operations.

     We are subject to other legal proceedings and claims which arise in the ordinary course of our business. In the opinion of our management, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

ITEM 4A      EXECUTIVE OFFICERS OF THE REGISTRANT

     Except as explained below for our Chairman of the Board and our Chief Executive Officer, the current term of office of each of our officers expires at the first meeting of our Board of Directors following the next Annual Meeting of Shareholders, presently scheduled to be held in May 2003, or as soon thereafter as each of their successors is elected and qualified. The following table sets forth certain information concerning our executive officers, including their ages, positions and tenure as of December 31, 2002:

                                                Officer
Name                              Age            Since                          Position with Comcast
----------------------------   ----------     ------------     --------------------------------------------------------
Ralph J. Roberts                   82             1969         Chairman of the Executive and Finance Committee of
                                                               the Board of Directors; Director
C. Michael Armstrong               64             2002         Chairman of the Board of Directors; Director
Brian L. Roberts                   43             1986         President and Chief Executive Officer; Director
Julian A. Brodsky                  69             1969         Vice Chairman; Director
John R. Alchin                     54             1990         Co-Chief Financial Officer; Executive Vice President
                                                                   and Treasurer
Stephen B. Burke                   44             1998         Executive Vice President
David L. Cohen                     47             2002         Executive Vice President
Lawrence S. Smith                  55             1988         Co-Chief Financial Officer; Executive Vice President
Arthur R. Block                    48             1993         Senior Vice President; General Counsel; Secretary
Lawrence J. Salva                  46             2000         Senior Vice President and Controller

                              ____________________

     Ralph J. Roberts has served as a director and as our Chairman of the Executive and Finance Committee of the Board of Directors since November 2002. Prior to November 2002, Mr. Roberts served as a director and Chairman of the Board of Directors of Comcast Holdings for more than five years. He is the father of Mr. Brian L. Roberts.

     C. Michael Armstrong has served as a director and as our Chairman of the Board of Directors since November 2002. Mr. Armstrong has notified us that as of May 7, 2003, the date of our 2003 annual shareholders meeting, he will exercise his election to become Non-Executive Chairman of the Board of Directors. Prior to November 2002, Mr. Armstrong served as Chairman and Chief Executive Officer of AT&T since 1997. Mr. Armstrong was formerly the Chairman and Chief Executive Officer of Hughes Electronics, a publicly traded tracking stock of General Motors Corporation. Mr. Armstrong is also a director of Citigroup Inc.

     Brian L. Roberts has served as a director and as our President and Chief Executive Officer since November 2002. Upon Mr. Armstrong's election to become Non-Executive Chairman of the Board of Directors, Mr. Roberts will become our Chairman of the Board of Directors. Prior to November 2002, Mr. Roberts served as a director and President of Comcast Holdings for more than five years. As of December 31, 2002, Mr. Roberts has sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings and The Bank of New York Company, Inc.

     Julian A. Brodsky has served as a director and as our Vice Chairman since November 2002. Prior to November 2002, he served as a director and Vice Chairman of Comcast Holdings for more than five years. Mr. Brodsky is also Chairman of Comcast Interactive Capital, LP, a venture fund that is consolidated in our financial statements. He is also a director of RBB Fund, Inc. and NDS Group plc.

     John R. Alchin has served as our Co-Chief Financial Officer, Executive Vice President and Treasurer since November 2002. Prior to November 2002, Mr. Alchin served as an Executive Vice President and Treasurer of Comcast Holdings since January 2000. Prior to January 2000, Mr. Alchin served as a Senior Vice President and Treasurer of Comcast Holdings for more than five years. Mr. Alchin is also a director of BNY Capital Markets, Inc.

     Stephen B. Burke has served as our Executive Vice President and President of Comcast Cable and Comcast Cable Communications Holdings since November 2002. Prior to November 2002, Mr. Burke served as an Executive Vice President of Comcast Holdings and President of Comcast Cable since January 2000. Mr. Burke joined Comcast Holdings in June 1998 as Senior Vice President and President of Comcast Cable. Prior to joining Comcast Holdings, Mr. Burke served with The Walt Disney Company as President of ABC Broadcasting from January 1996 to June 1998. Mr. Burke is also a director of Bank One Corporation.

     David L. Cohen has served as our Executive Vice President since November 2002. Mr. Cohen joined

Comcast Holdings in July 2002 as an Executive Vice President. Prior to that time, he was partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is also a director of Comcast Holdings.

     Lawrence S. Smith has served as our Co-Chief Financial Officer and Executive Vice President since November 2002. Prior to November 2002, Mr. Smith served as an Executive Vice President of Comcast Holdings for more than five years. For more than five years prior to January 2000, Mr. Smith served as Principal Accounting Officer of Comcast Holdings. Mr. Smith is also a director of Comcast Holdings.

     Arthur R. Block has served as our Senior Vice President, General Counsel and Secretary since November 2002. Prior to November 2002, Mr. Block served as General Counsel of Comcast Holdings since June 2000 and as Senior Vice President of Comcast Holdings since January 2000. Prior to January 2000, Mr. Block served as Vice President and Senior Deputy General Counsel of Comcast Holdings for more than five years. Mr. Block is also a director of Comcast Holdings.

     Lawrence J. Salva has served as our Senior Vice President and Controller since November 2002. Mr. Salva joined Comcast Holdings in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers for more than five years.


                                     PART II

ITEM 5 MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
       MATTERS

     Our Class A common stock is included on Nasdaq under the symbol CMCSA and our Class A Special common stock is included on Nasdaq under the symbol CMCSK. There is no established public trading market for our Class B common stock. Our Class B common stock can be converted, on a share for share basis, into Class A or Class A Special common stock. The following table sets forth, for the indicated periods, the closing price range of our Class A and Class A Special common stock as furnished by Nasdaq.

                                                                                              Class A
                                                             Class A                          Special
                                                   -------------------------------------------------------------
                                                       High            Low              High            Low
                                                   -------------   -----------      -------------   ------------
2001
First Quarter......................................     $45.25        $38.06             $45.88        $38.69
Second Quarter.....................................      44.75         38.88              45.50         39.50
Third Quarter......................................      42.70         32.79              43.30         32.51
Fourth Quarter.....................................      40.06         34.95              40.18         35.19

2002
First Quarter......................................     $37.13        $30.10             $37.33        $29.65
Second Quarter.....................................      33.67         23.35              32.15         22.33
Third Quarter......................................      25.87         17.57              25.12         16.80
Fourth Quarter.....................................      26.78         17.40              26.24         16.93

                              ____________________

     Our Board of Directors eliminated the quarterly cash dividend on all classes of our common stock in March 1999. We do not intend to pay dividends on our Class A, Class A Special or Class B common stock for the foreseeable future.

     Holders of our Class A common stock in the aggregate hold 66 2/3% of the aggregate voting power of our capital stock. The number of votes that each share of our Class A common stock will have at any given time will depend on the number of shares of Class A common stock and Class B common stock then outstanding. If you hold shares of our Class A Special common stock, you cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, if you hold Class A Special common stock, you will have the same number of votes per share as each share of Class A common stock. Our Class B common stock has a 33 1/3% nondilutable voting interest and each share of Class B common stock has 15 votes per share. Mr. Brian L. Roberts beneficially owns all outstanding shares of our Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.

     As of December 31, 2002, there were 1,410,983 record holders of our Class A common stock, 4,981 record holders of our Class A Special common stock and three record holders of our Class B common stock.

ITEM 6 SELECTED FINANCIAL DATA

                                                                     Year Ended December 31,
                                                    2002(1)      2001(1)     2000(1)      1999        1998
                                                   -----------------------------------------------------------
                                                           (Dollars in millions, except per share data)
Statement of Operations Data:
Revenues...........................................   $12,460        $9,836     $8,357     $6,632      $5,513
Operating income (loss)............................     1,659          (746)      (161)       664         557
Income (loss) from continuing operations before
     cumulative effect of accounting change........      (276)          224      2,021        730       1,003
Discontinued operations............................         2                                 336         (31)
Cumulative effect of accounting change.............                     385
Net income (loss)..................................     (274)           609      2,021      1,066         972
Basic earnings (loss) for common stockholders
  per common share (2)
     Income (loss) from continuing operations
        before cumulative effect of accounting
        change.....................................     ($.25)         $.24      $2.24       $.93       $1.33
     Discontinued operations.......................                                           .45        (.04)
     Cumulative effect of accounting change........                     .40
                                                   ---------- ------------- ---------- ----------  ----------
     Net income (loss).............................     ($.25)         $.64      $2.24      $1.38       $1.29
                                                   ========== ============= ========== ==========  ==========
Diluted earnings (loss) for common
  stockholders per common share (2)
     Income (loss) from continuing operations
        before cumulative effect of accounting
        change.....................................     ($.25)         $.23      $2.13       $.89       $1.24
     Discontinued operations ......................                                           .41        (.03)
     Cumulative effect of accounting change .......                     .40
                                                   ---------- ------------- ---------- ----------  ----------
     Net income (loss).............................     ($.25)         $.63      $2.13      $1.30       $1.21
                                                   ========== ============= ========== ==========  ==========
Cash dividends declared per common share (2).......                                                    $.0467

Balance Sheet Data (at year end) (3):
Total assets.......................................  $113,105       $38,261    $35,874    $28,823     $14,711
Working capital....................................    (8,307)        1,455      1,695      4,786       2,505
Long-term debt.....................................    27,957        11,742     10,517      8,707       5,464
Stockholders' equity...............................    38,329        14,473     14,086     10,341       3,815

Supplementary Financial Data:
Operating income before depreciation and
     amortization (4)..............................    $3,691        $2,670     $2,458     $1,880      $1,496
Net cash provided by (used in) (5)
     Operating activities..........................     2,995         1,577      1,189      1,249       1,068
     Financing activities..........................    (1,292)        1,495       (241)     1,341         809
     Investing activities..........................    (1,272)       (3,374)    (1,219)    (2,539)     (1,415)

---------------------------------------------------

(1) You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report for a discussion of events which affect the comparability of the information reflected in this financial data.
(2) We have adjusted these for our two-for-one stock split in the form of a 100% stock dividend in May 1999.
(3) On November 18, 2002, we completed the acquisition of Broadband. Our estimates associated with the accounting for the Broadband acquisition have and will continue to change as final reports from valuation specialists are obtained and additional information becomes available regarding assets acquired and liabilities assumed. Since the publication of our 2002 year end earnings release, the ongoing valuation and allocation process has resulted in inconsequential changes to the balance sheet, primarily affecting non-amortizable intangible assets and related deferred tax liabilities. Changes in the amounts assigned to other acquisition related assets and liabilities may affect operating results, or gains or losses upon the disposition of assets acquired, in future periods.
(4) Operating income before depreciation and amortization is commonly referred to in our businesses as "EBITDA." EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, EBITDA is frequently used as one of the bases for comparing businesses in our industries, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is the primary basis used by our management to measure the operating performance of our businesses. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to those measurements as an indicator of our performance.
(5) This represents net cash provided by (used in) operating activities, financing activities and investing activities as presented in our consolidated statement of cash flows which is included in Item 8 of this Annual Report.

ITEM 7 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have grown significantly in recent years through both strategic acquisitions and growth in our existing businesses. On November 18, 2002, we completed the acquisition of AT&T Corp.'s broadband business (the "Broadband acquisition"). The Broadband acquisition substantially increased the size of our cable operations and caused significant changes in our capital structure, including a substantially higher amount of debt. As a result, direct comparisons of our results of operations and financial condition for periods prior to November 18, 2002 to subsequent periods are not meaningful.

     In February 2003, we announced that we had entered into a definitive agreement with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC (together "Bresnan") pursuant to which we agreed to transfer to Bresnan cable systems serving approximately 317,000 subscribers in Montana, Wyoming, Colorado and Utah that we had acquired in connection with the Broadband acquisition. We reflect these systems as assets held for sale in our consolidated balance sheet and as discontinued operations in our consolidated statement of operations. Accordingly, we have excluded these systems' results in our discussions of liquidity and capital resources, statement of cash flows and results of operations for all periods presented.

     We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of our common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

General Developments of Business

     Refer to "General Developments of Our Business" in Part I and Note 5 to our financial statements included in Item 8 for a discussion of our acquisitions and other significant events.

Significant and Subjective Estimates

     The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

     Refer to Note 2 to our financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

Critical Accounting Judgments and Estimates

     We believe our judgments and related estimates associated with the impairment testing and valuation of our cable franchise rights, and the valuation of acquisition related assets, liabilities and legal contingencies, to be critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors and the Audit Committee has reviewed our disclosures relating to them presented below.

     Impairment Testing and Valuation of Cable Franchise Rights

     Our cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities for varying lengths of time. As of December 31, 2002, we served approximately 4,600 franchise areas in the United States. We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these rights will contribute to our cash flows. Accordingly, our cable franchise rights are not subject to amortization but are assessed periodically for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets."

     We have acquired these franchise rights either directly from local franchise authorities or through many separate cable system acquisitions that include multiple franchise territories. Upon acquisition, we integrate the individual franchise territories into our national footprint. While our Cable Division is organized nationally into six geographic divisions, which are further organized into geographic clusters of cable systems, we operate our cable operations and their associated franchise rights as a single asset, essentially inseparable from one another.

We have concluded that the preponderance of indicators in Emerging Issues Task Force ("EITF") 02-7, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets," supports the testing of our cable franchise rights for impairment at the cable segment level, which is the same unit of accounting used by us to test cable-related goodwill for impairment.

     We assess the recoverability of our cable franchise rights annually or more frequently whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of our cable franchise rights primarily based on a multiple of operating income before depreciation and amortization ("EBITDA") generated by the underlying assets. The EBITDA multiple used in our evaluation is determined based on our analyses of current market transactions, profitability information, including estimated future operating results, trends or other determinants of fair value. We also consider other valuation methods such as discounted cash flow analyses. If the value of our cable franchise rights determined by these evaluations is less than its carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets. Future adverse changes in market conditions or poor operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring a future impairment charge.

     As more fully described in Note 5 to our financial  statements  included in
Item 8 (see Acquisition of Broadband), the fair value of the shares issued for Broadband was based on the date the non-equity, or "other" consideration being paid was substantively changed from the terms of the original merger agreement. The fair value of the shares issued for Broadband based on the new measurement date was approximately one-half the fair value assigned to the shares as of the date of the original merger agreement. Accordingly, the effect of the modification was to reduce by approximately one-half (approximately $23 billion) the value assigned to the equity consideration issued in connection with the Broadband acquisition. As a significant portion of the purchase price was allocated to indefinite-lived cable franchise rights and to goodwill, the reduction in the fair value of the equity consideration reduces the likelihood of a future impairment charge related to our cable franchise rights or goodwill.

     The carrying amount of cable franchise rights related to our historical cable systems is significantly less than their current estimated fair value largely because we acquired many of these rights directly from local franchise authorities rather than through separate cable system acquisitions. Conversely, the carrying amount of cable franchise rights for our more recent cable system acquisitions has not been significantly reduced through amortization (and has not been reduced at all for acquisitions made subsequent to the adoption of SFAS No. 142). Nevertheless, testing for impairment at the cable segment level reduces the likelihood of a future impairment charge related to our cable franchise rights.

     Fair  Value  of  Acquisition   Related   Assets,   Liabilities   and  Legal
Contingencies

     We allocate the purchase price of acquired companies to the tangible and intangible assets acquired and liabilities assumed based on their estimated fair values. In determining fair value, management is required to make estimates and assumptions that affect the recorded amounts. To assist in this process, third party valuation specialists are engaged to value certain of these assets and liabilities.

     Estimates used in valuing acquired assets and liabilities include but are not limited to: expected future cash flows; market rate assumptions for contractual obligations; actuarial assumptions for benefit plans; settlement plans for litigation and contingencies; and appropriate discount rates. Management's estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain. In addition, estimated liabilities to exit activities of the acquired operations, including the exiting of contractual obligations and the termination of employees, are subject to change as management continues its assessment of operations and finalizes its integration plans.

     The assets and assumed liabilities related to the Broadband acquisition requiring significant judgment in estimating fair value include investments, cable franchise rights, franchise related customer relationships, assumed contractual and other obligations, and costs related to terminating certain of Broadband's contractual obligations and employees. In addition, we are party to certain Broadband legal contingencies, including those described in Item 3, Legal Proceedings. If, based on information available, a potential loss arising from these lawsuits, claims and actions was deemed probable and reasonably estimable, we recorded the estimated liability in the purchase price allocation. While management believes the recorded liabilities are adequate, additional information related to these cases is still being obtained. In addition, the inherent limitations in the estimation process may cause future actual losses to exceed expected losses.

     Our estimates associated with the accounting for the Broadband acquisition have and will continue to change as final reports from valuation specialists are obtained and additional information becomes available regarding assets acquired and liabilities assumed. Since the publication of our 2002 year end earnings release, the ongoing valuation and allocation process has resulted in inconsequential changes to the balance sheet, primarily affecting non-amortizable intangible assets and related deferred tax liabilities. Changes in the amounts assigned to other acquisition related assets and liabilities may affect operating results, or gains or losses upon the disposition of assets acquired, in future periods.

Liquidity and Capital Resources

     The cable and the electronic retailing industries are experiencing increasing competition and rapid technological changes. Our future results of operations will be affected by our ability to react to changes in the competitive environment and by our ability to implement new technologies. We believe that competition and technological changes will not significantly affect our ability to obtain financing.

     In order to preserve the treatment of the Broadband acquisition as tax-free, our ability to redeem stock or issue equity securities will be limited through December 2004. As of December 31, 2002, we had the ability to issue at least 250 million shares of our common stock without affecting the tax treatment of the Broadband acquisition.

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, and through available borrowings under our existing credit facilities.

     Available sources of financing to fund these requirements include:

      o our existing cash and cash equivalents, which totaled $781 million as of December 31, 2002,

      o amounts available under our and our subsidiaries' lines of credit, which totaled $5.949 billion as of December 31, 2002,

      o     proceeds  of  approximately  $525  million  from  the  sale of cable systems to Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC, a transaction we expect will close by the end of the first quarter of 2003,

      o proceeds of approximately $725 million from the sale of our interest in a cable joint venture with Charter Communications, Inc., a transaction we expect to close in April 2003, and

      o through the sales or restructurings of our other investments, including $2.1 billion of cash due upon the restructuring of Time Warner Entertainment L.P. ("TWE").

     In addition, as more fully described in Note 5 to our financial statements included in Item 8 (see TWE Restructuring), upon closing of the TWE restructuring agreement, we will receive $1.5 billion in common stock of AOL Time Warner and an approximate 21% equity interest in Time Warner Cable, Inc.

     Refer to the Contractual Obligations table on page 29 and to Note 13 to our financial statements included in Item 8 for a discussion of our commitments and contingencies.

     Cash and Cash Equivalents

     We have traditionally maintained significant levels of cash and cash equivalents to meet our short-term liquidity requirements. Our cash equivalents are recorded at fair value. Cash and cash equivalents as of December 31, 2002 were $781 million, substantially all of which is unrestricted.

     Investments

     A significant portion of our investments are in publicly traded companies and are reflected at fair value, which fluctuates with market changes.

     We do not have any significant contractual funding commitments with respect to any of our investments. Our ownership interests in these investments may, however, be diluted if we do not fund our investees' non-binding capital calls. We continually evaluate our existing investments, as well as new investment opportunities.

     Refer to Note 6 to our financial statements included in Item 8 for a discussion of our investments.

     Capital Expenditures

     During  2003,  we expect to incur  approximately  $4.2  billion  of capital
expenditures  in  our  cable,   commerce  and  content   businesses,   including
approximately $4 billion for our cable operations.

     We anticipate capital expenditures for years subsequent to 2003 will continue to be significant. As of December 31, 2002, we do not have any significant contractual obligations for capital expenditures.

     Cable

     We expect our 2003 cable capital expenditures will include approximately $1.3 billion for the upgrading and rebuilding of certain of our cable systems, approximately

$1.8 billion for the  deployment of cable  modems,  digital  converters  and new
service  offerings,   and  approximately  $0.9  billion  for  recurring  capital projects.

     We expect to substantially complete the upgrade and rebuild of the newly acquired systems by the end of 2004 for a total cost of $2.2 billion to $2.5 billion. The amount of our capital expenditures for years subsequent to 2003 will depend on numerous factors, some of which are beyond our control including:

      o     competition,

      o     changes in technology, and

      o     the timing and rate of deployment of new services.

     Commerce

     During 2003, we expect to incur approximately $125 million of capital expenditures for QVC, primarily to maintain QVC's distribution facilities and information systems. Capital expenditures in QVC's international operations represent nearly 40% of QVC's total capital expenditures.

     On March 3, 2003, we announced that Liberty Media Corporation delivered a notice to us, pursuant to the stockholders agreement between us and Liberty, that triggers an exit rights process with respect to Liberty's approximate 42% interest in QVC. We and Liberty will attempt to negotiate the fair market value of QVC prior to March 31, 2003. If we and Liberty cannot agree, an appraisal process will determine the value of QVC. We will then have the right to purchase Liberty's interest in QVC at the determined value. We may pay Liberty for the QVC stock in cash, in a promissory note maturing not more than three years after issuance, in our equity securities or in a combination of these, subject to Liberty's right to request payment in all equity securities and the parties' obligation to use reasonable efforts to consummate the purchase in the most tax efficient method available (provided that we are not required to issue securities representing more than 4.9% of the outstanding equity or vote of our common stock). If we elect not to purchase Liberty's interest in QVC, Liberty then will have a similar right to purchase our approximate 57% interest in QVC. If neither we nor Liberty elect to purchase the interest of the other, then we and Liberty are required to use our best efforts to sell QVC; either company is permitted to be a purchaser in any such sale. We and Liberty may agree not to enter into a transaction, or may agree to a transaction other than that specified in the stockholders agreement. Under the current terms of the stockholders agreement between us and Liberty, we would no longer control QVC if we elect not to purchase Liberty's interest in QVC.
     Affiliation Agreements

     Certain of our content subsidiaries and QVC enter into multi-year affiliation agreements with various cable and satellite system operators for carriage of their respective programming. In connection with these affiliation agreements, we generally pay a fee to the cable or satellite operator based upon the number of subscribers. During 2003, we expect to incur $150 million to $200 million related to these affiliation agreements, excluding amounts applicable to our cable systems.

     Financing

     As of December 31, 2002 and 2001, our debt, including capital lease obligations, was $34.910 billion and $12.202 billion, respectively. The $22.708 billion increase from December 31, 2001 to December 31, 2002 results from the effects of the Broadband acquisition, offset by the effects of net debt repayments. Included in our debt as of December 31, 2002 was short-term debt and current portion of long-term debt of $6.953 billion.

     In January and March 2003, we sold an aggregate of $3.0 billion of public debt consisting of $600 million of 5.85% senior notes due 2010, $900 million of 6.50% senior notes due 2015, $750 million of 5.50% senior notes due 2011 and $750 million of 7.05% senior notes due 2033. We used all of the net proceeds from the offerings to repay a portion of our short-term debt.

     As a result of the Broadband acquisition, we assumed notes exchangeable into the common stock of Cablevision NY Group Class A common stock, Microsoft Corporation ("Microsoft") common stock, Vodafone ADRs, and Comcast Class A Special common stock (together, the "Exchangeable Notes"). At maturity the Exchangeable Notes are mandatorily redeemable at our option into (i) a number of shares of common stock or ADRs equal to the underlying shares multiplied by an exchange ratio (as defined), or (ii) its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. The Exchangeable Notes are collateralized by our investments in Cablevision, Microsoft and Vodafone, respectively, and our Class A Special common stock held in treasury.

     As of December 31, 2002, our debt includes an aggregate of $5.459 billion of Exchangeable Notes, including $1.555 billion and $3.904 billion within current portion of long-term debt and long-term debt, respectively. As of December 31, 2002, our investments include Cablevision, Microsoft and Vodafone securities with an aggregate fair value of $4.420 billion, including $1.993 billion and $2.427 billion within short-term and noncurrent investments, respectively. Upon closing of the Broadband acquisition, we classified the Comcast shares, which are held by a subsidiary of ours, as treasury stock within stockholders' equity. As of December 31, 2002, the securities held by us collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes.

     Excluding the effects of interest rate risk management instruments, 31.8% and 13.4% of our long- term debt, including short-term debt and current portion, as of December 31, 2002 and 2001, respectively, was at variable rates. The increase from December 31, 2001 to December 31, 2002 in the percentage of our variable rate debt was due principally to the effects of the Broadband acquisition.

     We have, and may from time to time in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Refer to Notes 8 and 10 to our financial statements included in Item 8 for a discussion of our financing activities.

     Interest Rate Risk Management

     We are exposed to the market risk of adverse changes in interest rates. We maintain a mix of fixed and variable rate debt and enter into various derivative transactions pursuant to our policies to manage the volatility relating to these exposures. We monitor our interest rate risk exposures using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments. We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

     We use interest rate exchange agreements ("Swaps") to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. We use interest rate lock agreements ("Rate Locks") to hedge the risk that cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations. We use interest rate cap agreements ("Caps") to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates. We use interest rate collar agreements ("Collars") to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2002 (dollars in millions):

                                                                                                                Fair
                                                                                                              Value at
                                       2003    2004      2005     2006    2007    Thereafter     Total        12/31/02
Debt
Fixed Rate..........................  $2,162   $1,720    $2,637   $1,789 $1,131      $14,363     $23,802       $25,719
   Average Interest Rate............    7.1%     6.7%      7.2%     7.2%   8.2%         8.0%        7.7%

Variable Rate.......................  $4,791   $4,415    $1,817      $45    $39           $1     $11,108       $11,108
   Average Interest Rate............    2.4%     2.6%      2.8%     4.0%   3.0%         7.4%        2.6%

Interest Rate Instruments
Variable to Fixed Swaps.............    $608     $715      $488                                   $1,811           $64
   Average Pay Rate.................    7.3%     7.6%      7.6%                                     7.5%
   Average Receive Rate.............    1.4%     1.7%      2.2%                                     1.7%
Fixed to Variable Swaps.............                                                    $300        $300           $41
   Average Pay Rate.................                                                    7.8%        7.8%
   Average Receive Rate.............                                                    9.7%        9.7%

                           ---------------------------

     The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offer Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2002, plus the borrowing margin in effect for each credit facility at

December 31, 2002. We estimate average receive rates on the Variable to Fixed Swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2002. While Swaps, Rate Locks, Caps and Collars represent an integral part of our interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2002, 2001 and 2000 was not significant.

     Equity Price Risk Management

     We have entered into cashless collar agreements (the "Equity Collars") and prepaid forward sales agreements ("Prepaid Forward Sales") which we account for at fair value. The Equity Collars and Prepaid Forward Sales limit our exposure to and benefits from price fluctuations in the common stock of certain of our investments accounted for as trading securities. Refer to Note 6 to our financial statements included in Item 8 for a discussion of our Prepaid Forward Sales.

     The change in the fair value of our investments accounted for as trading securities was substantially offset by the changes in the fair value of the Equity Collars, the derivative components of the ZONES, the Exchangeable Notes and the Prepaid Forward Sales. See "Results of Operations - Investment Income (Expense)" below.

     Accumulated Other Comprehensive Income (Loss)

     The change in accumulated other comprehensive income (loss) from December 31, 2001 to December 31, 2002 is principally attributable to unrealized losses on our Rate Locks classified as cash flow hedges entered into in 2002, to declines in unrealized gains on our investments classified as available for sale held throughout the period, and to realized losses on sales of investments and investment impairment losses on investments classified as available for sale during 2002. Refer to Notes 6 and 8 to our financial statements in Item 8.

     Off-Balance Sheet Arrangements and Aggregate Contractual Obligations

     In January 2003, the Securities and Exchange Commission ("SEC") issued final rules which require the disclosure of material off-balance sheet arrangements and known contractual obligations as of the most recent balance sheet date. The new rules are effective with our 2003 Annual Report. The disclosures below are based on the requirements of the new rules.

     We do not have any off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources, as defined under the new rules. Refer to Notes 8 and 13 to our financial statements included in Item 8 of this Annual Report for a description of our obligations related to guarantees, operating leases and other commitments.

     We have summarized our known contractual obligations as of December 31, 2002, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, in a tabular format prescribed by the new SEC rules. Refer to Note 8 to our financial statements included in Item 8 for a description of our long-term debt. Refer to Note 13 to our financial statements included in Item 8 for a description of our operating lease and purchase obligations. Refer to Note 5 to our financial statements included in Item 8 for a description of our acquisition related obligations.


Contractual Obligations                                                    Payments Due by Period
                                                              -------------------------------------------------
                                                                                                        More
                                                                            Years        Years        than 5
                                                   Total        Year 1      2 - 3        4 - 5         years
                                                 ----------   ----------   ----------   ----------   ----------
                                                                         (dollars in millions)

Debt obligations ...............................    $34,678       $6,936      $10,474       $2,923      $14,345
Capital lease obligations ......................        232           17          115           81           19
Operating lease obligations.....................      1,120          248          354          220          298
Purchase obligations (1)........................      1,373          230          392          258          493
Other long-term liabilities reflected
     on the balance sheet
     Acquisition related obligations (2)........      2,377          869          516          261          731
     Other long-term obligations (3)............        935          294          334           69          238
                                                 ----------   ----------   ----------   ----------   ----------
Total...........................................    $40,715       $8,594      $12,185       $3,812      $16,124
                                                 ==========   ==========   ==========   ==========   ==========
____________

(1) Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. Our purchase obligations consist of the employment agreements that we, through Comcast Spectacor, have with both players and coaches of our professional sports teams and license agreements that our programming networks have entered into for
     programs  and  sporting   events  which  will  be  available



     for telecast subsequent to December 31, 2002. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.
(2) Acquisition related obligations consist primarily of costs related to terminating employees, costs relating to exiting contractual obligations, and other assumed contractual obligations of the acquired entity.
(3) Other long-term obligations consist principally of our deferred compensation obligations, pension, post-retirement and post-employment benefit obligations, and program rights payable under license agreements.

                           ---------------------------


Statement of Cash Flows

     Cash and cash equivalents increased $431 million as of December 31, 2002 from December 31, 2001. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities as explained below.

     Net cash provided by operating activities from continuing operations amounted to $2.995 billion for the year ended December 31, 2002, due principally to our operating income before depreciation and amortization (see "Results of Operations"), offset by changes in working capital as a result of the timing of receipts and disbursements and the effects of net interest and current income tax expense.

     Net cash used in financing activities from continuing operations includes borrowings and repayments of debt, proceeds from settlements of Swaps, issuances and repurchases of our equity securities and deferred financing costs. Net cash used in financing activities from continuing operations was $1.292 billion for the year ended December 31, 2002. During 2002, we borrowed $8.759 billion, consisting of:

      o     $7.180 billion under our New Credit Facilities,

      o     $1.135 billion under revolving credit facilities, and

      o     $444 million under Comcast Cable's commercial paper program.

     During 2002, we repaid $9.808 billion of our debt, consisting of:

      o $5.85 billion of Broadband intercompany indebtedness due at closing of the Broadband acquisition,

      o     $1.525 billion on certain of our revolving credit facilities,

      o     $1.023 billion of our Zero Coupon Debentures,

      o     $841 million under Comcast Cable's commercial paper program,

      o     $250 million of short-term debt,

      o     $200 million of our senior subordinated debentures, and

      o     $119 million under capital leases and other.


     During 2002, we received proceeds of $57 million from settlement of certain of our Swaps, and incurred $332 million of deferred financing costs.

     Net cash used in investing activities from continuing operations includes the effects of acquisitions, net of cash acquired, purchases of investments, capital expenditures and additions to intangible assets, offset by proceeds from sales of investments. Net cash used in investing activities from continuing operations was $1.272 billion for the year ended December 31, 2002.

     During 2002, acquisitions, net of cash acquired, amounted to $251 million, related primarily to our acquisition of Broadband. Capital expenditures were $1.975 billion and additions to intangible and other noncurrent assets were $221 million, including $65 million related to the satellite and cable television affiliation agreements of QVC and our content subsidiaries. Such amounts were offset, in part, by proceeds from sales and settlements of investments of $1.263 billion.

Results of Operations

     The effects of the Broadband acquisition and our other recent acquisitions were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increases in our property and equipment, intangible assets and long-term debt, and the corresponding increases in depreciation expense and interest expense from 2001 to 2002 are primarily due to the effects of the Broadband acquisition, and the increases from 2000 to 2001 are primarily due to the effects of our acquisitions, our cable systems exchanges and our increased levels of capital expenditures.

     As the effect of the Broadband acquisition was to substantially increase the size of our cable operations, direct comparisons of our results of operations and financial condition for periods prior to November 18, 2002 to subsequent periods are not meaningful. Refer to "Pro Forma 2002 Results" below for our 2002 supplemental pro forma financial information prepared as if the Broadband acquisition occurred on January 1, 2002.

     Refer to Notes 5 and 12 to our financial statements included in Item 8 for a discussion of our acquisitions and cable systems exchanges, and of the effect of these transactions on our balance sheet.

     We adopted SFAS No. 142 on January 1, 2002, as required by the new statement. See "Amortization" on page 32 for a discussion of the impact the adoption of the new statement had on our consolidated financial condition and results of operations.

     Our summarized consolidated financial information for the three years ended December 31, 2002 is as follows (dollars in millions, "NM" denotes percentage is not meaningful):

                                                                        Year Ended
                                                                       December 31,         Increase/(Decrease)
                                                                     2002         2001          $          %
                                                                  ----------    ---------   ---------  ---------
Revenues........................................................     $12,460       $9,836      $2,624       26.7%
Cost of goods sold from electronic retailing....................       2,793        2,514         279       11.1
Operating, selling, general and administrative expenses.........       5,976        4,652       1,324       28.5
Depreciation....................................................       1,775        1,211         564       46.6
Amortization....................................................         257        2,205      (1,948)     (88.3)
                                                                  ----------    ---------   ---------  ---------
Operating income (loss).........................................       1,659         (746)      2,405         NM
                                                                  ----------    ---------   ---------  ---------
Interest expense................................................        (884)        (734)        150       20.4
Investment income (expense).....................................        (605)       1,062      (1,667)        NM
Equity in net losses of affiliates..............................        (103)         (29)         74      255.2
Other income....................................................           3        1,301      (1,298)     (99.8)
Income tax expense..............................................        (134)        (470)       (336)     (71.5)
Minority interest...............................................        (212)        (160)         52       32.5
                                                                  ----------    ---------   ---------  ---------
Income (loss) from continuing operations before
   cumulative effect of accounting change.......................       ($276)        $224       ($500)        NM
                                                                  ==========    =========   =========  =========
Operating income before depreciation and amortization (1) ......      $3,691       $2,670      $1,021      38.2%
                                                                  ==========    =========   =========  =========

                                                                        Year Ended
                                                                       December 31,         Increase/(Decrease)
                                                                     2001         2000          $          %
                                                                  ----------    ---------   ---------  ---------
Revenues........................................................      $9,836       $8,357      $1,479       17.7%
Cost of goods sold from electronic retailing....................       2,514        2,285         229       10.0
Operating, selling, general and administrative expenses.........       4,652        3,614       1,038       28.7
Depreciation....................................................       1,211          837         374       44.7
Amortization....................................................       2,205        1,782         423       23.7
                                                                  ----------    ---------   ---------  ---------
Operating loss..................................................        (746)        (161)        585      363.4
                                                                  ----------    ---------   ---------  ---------
Interest expense................................................        (734)        (728)          6        0.8
Investment income...............................................       1,062          984          78        7.9
Income related to indexed debt..................................                      666        (666)    (100.0)
Equity in net losses of affiliates..............................         (29)         (22)          7       31.8
Other income....................................................       1,301        2,826      (1,525)     (54.0)
Income tax expense..............................................        (470)      (1,429)       (959)     (67.1)
Minority interest...............................................        (160)        (115)         45       39.1
                                                                  ----------    ---------   ---------  ---------
Income before cumulative effect of accounting change............        $224       $2,021     ($1,797)     (88.9%)
                                                                  ==========    =========   =========  =========
Operating income before depreciation and amortization (1) ......      $2,670       $2,458        $212        8.6%
                                                                  ==========    =========   =========  =========
____________

(1) Operating income before depreciation and amortization is commonly referred to in our businesses as "EBITDA." EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of our businesses and the resulting significant level of non-cash depreciation and amortization expense, EBITDA is frequently used as one of the bases for comparing businesses in our industries, although our measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is the primary basis used by our management to measure the operating performance of our businesses. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of our performance. See "Statement of Cash Flows" above for a discussion of net cash provided by operating activities.

Consolidated Operating Results

     Revenues

     The increases in consolidated revenues from 2001 to 2002 and from 2000 to 2001 are primarily attributable to increases in service revenues in our Cable segment and to increases in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increases in revenues from our content operations, principally due to growth in our historical operations and the effects of our acquisitions in 2001.

     On January 1, 2002, we adopted EITF 01-9, "Accounting for Consideration Given to a Customer (Including a Reseller of the Vendor's Products)" and EITF 01-14, "Income Statement Characterization of Reimbursements Received for
'Out-of-Pocket' Expenses Incurred." We have reclassified our statement of operations for all periods presented to reflect the adoption of EITF 01-9 and EITF 01-14. The changes in classification had no impact on our reported operating income (loss) or financial condition. Refer to Note 2 to our financial statements included in Item 8 for a discussion of EITF 01-9 and EITF 01-14.

     Cost of goods sold from electronic retailing

     Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increases in cost of goods sold from electronic retailing.

     Operating, selling, general and administrative expenses

     The increases in consolidated operating, selling, general and administrative expenses from 2001 to 2002 and from 2000 to 2001 are primarily attributable to increases in expenses in our Cable segment and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, principally due to growth in our historical operations and the effects of our acquisitions in 2001.

     Depreciation

     The increases in depreciation expense from 2001 to 2002 and from 2000 to 2001 are primarily attributable to our Cable segment and are principally due to the effects of our recent acquisitions, our cable systems exchanges and our increased levels of capital expenditures. Depreciation expense in our Commerce segment was essentially unchanged. The remaining increases in depreciation expense from 2000 to 2001 are primarily the result of increases in depreciation in our content operations, principally due to the effects of our acquisitions and increased levels of capital expenditures.

     Amortization

     Of the $1.948 billion decrease in amortization expense from 2001 to 2002, $2.002 billion is attributable to the adoption of SFAS No. 142 on January 1, 2002. The remaining change is primarily the result of increases in amortization expense in our content operations, principally due to the effects of our acquisitions. The $423 million increase in amortization expense from 2000 to 2001 is primarily due to the effects of our acquisitions. Refer to Note 7 to our financial statements included in Item 8 for the pro forma impact of adoption of SFAS No. 142 on amortization expense.

     Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations. Refer to Note 14 to our financial statements included in Item 8 for a summary of our financial data by business segment.

                           ---------------------------

     Cable
     The following table presents financial information for our Cable segment (dollars in millions). The effect of the Broadband acquisition was to substantially increase the size of our cable operations, thereby increasing our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. Accordingly, direct comparisons of our results of operations for periods prior to November 18, 2002 to subsequent periods are not meaningful. Refer to "Pro Forma 2002 Results" below for our 2002 supplemental pro forma financial information prepared as if the Broadband acquisition occurred on January 1, 2002.

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  2002          2001           $           %
                                                               ----------    ----------     --------    -------
Video.........................................................     $5,516        $4,278       $1,238       28.9%
High-speed Internet...........................................        715           294          421      143.2
Advertising sales.............................................        474           326          148       45.4
Other.........................................................        402           232          170       73.3
Franchise fees................................................        243           193           50       25.9
                                                               ----------    ----------     --------    -------
     Revenues.................................................      7,350         5,323        2,027       38.1

Operating, selling, general and administrative expenses.......      4,552         3,269        1,283       39.2
                                                               ----------    ----------     --------    -------

Operating income before depreciation and
amortization (a)..............................................     $2,798        $2,054         $744       36.2%
                                                               ==========    ==========     ========    =======

                                                                      Year Ended
                                                                     December 31,                Increase
                                                                  2001          2000           $           %
                                                               ----------    ----------     --------    -------
Video.........................................................     $4,278        $3,651         $627       17.2%
High-speed Internet...........................................        294           114          180      157.9
Advertising sales.............................................        326           290           36       12.4
Other.........................................................        232           153           79       51.6
Franchise fees................................................        193           154           39       25.3
                                                               ----------    ----------     --------    -------
     Revenues.................................................      5,323         4,362          961       22.0

Operating, selling, general and administrative expenses.......      3,269         2,459          810       32.9
                                                               ----------    ----------     --------    -------

Operating income before depreciation and
     amortization (a).........................................     $2,054        $1,903         $151        7.9%
                                                               ==========    ==========     ========    =======
_______________

(a) See footnote (1) on page 29.

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. Of the $1.238 billion and $627 million increases in video revenues from 2001 to 2002 and from 2000 to 2001, $945 million and $339 million, respectively, are attributable to the effects of our acquisitions of cable systems and $293 million and $288 million, respectively, relate to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscribers, and to a lesser extent, to the effects of a higher- priced digital service offering made in the second half of 2000. During 2002, we added approximately 4,374,000 digital subscribers as a result of the Broadband acquisition and we added approximately 505,000 digital subscribers through growth in our historical operations. During 2001 and 2000, through acquisitions and growth in our historical operations, we added approximately 534,000 and 753,000 digital subscribers, respectively.

     The increases in high-speed Internet revenue from 2001 to 2002 and from 2000 to 2001 are primarily due to the addition of high-speed Internet subscribers. During 2002, we added approximately 2,094,000 high-speed Internet subscribers as a result of the Broadband acquisition and we added approximately 578,000 high- speed Internet subscribers through growth in our historical operations. During 2001 and 2000, through acquisitions and growth in our historical operations, we added approximately 548,000 and 258,000 high-speed Internet subscribers, respectively.

     The increase in advertising sales revenue from 2001 to 2002 is due to the effects of the Broadband acquisition, as well as to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects. The increase in advertising sales revenue from 2000 to 2001 was attributable to the effects of new advertising contracts, market-wide fiber interconnects and the continued leveraging of our existing fiber networks, helping to offset an otherwise weak advertising environment.

     Other revenue includes phone revenues, installation revenues, guide revenues, commissions from electronic retailing, revenues of our regional sports programming networks and revenue from other product offerings. The increase from 2001 to 2002 in other revenue is primarily attributable to increased phone revenues and other product revenues as a result of the Broadband acquisition. The increase from 2000 to 2001 in other revenue is primarily attributable to the effects of our acquisition of Home Team Sports (now known as CSN Mid-Atlantic). The remaining increases from 2000 to 2001 and from 2001 to 2002 are attributable to growth in our historical operations.

     The increase in operating, selling, general and administrative expenses from 2001 to 2002 is primarily attributable to the effects of the Broadband acquisition, as well as to the effects of increases in the costs of cable programming, increases in labor costs and other volume- related expenses in our historical operations, and, to a lesser extent, to the effects of high-speed Internet subscriber growth.

     On September 28, 2001, At Home Corporation ("At Home"), our former provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, we amended our agreement with At Home to continue service to our existing and new subscribers during October and November 2001. We agreed to be charged a higher rate than we had incurred under our previous agreement. On December 3, 2001, we reached a definitive agreement, approved by the Bankruptcy Court, with At Home pursuant to which At Home agreed to continue to provide high-speed Internet services to our existing and new subscribers through February 28, 2002. In December 2001, we began to transfer our high-speed Internet subscribers from the At Home network to our new Comcast-owned and managed network. We completed this transition in February 2002. Operating expenses in our consolidated statement of operations for the year ended December 31, 2001 include $140 million of net incremental expenses incurred in the fourth quarter of 2001 in the continuation of service to and transition of our high-speed Internet subscribers from At Home's network to our network.

     The remaining increases from 2000 to 2001 in operating, selling, general and administrative expenses are primarily due to the effects of our acquisitions and exchanges of cable systems, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions and exchanges of cable systems. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Commerce

     The following table sets forth the operating results for our Commerce segment, which consists of QVC, Inc. and subsidiaries (dollars in millions):

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                   2002           2001          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................      $4,381        $3,917        $464       11.8%
Cost of goods sold from electronic retailing..................       2,793         2,514         279       11.1
Operating, selling, general and administrative expenses.......         730           681          49        7.2
                                                                 ---------      --------     -------     ------
Operating income before depreciation and
     amortization (a).........................................        $858          $722        $136       18.7%
                                                                 ---------      --------     -------     ------
Gross margin..................................................        36.3%         35.8%
                                                                 =========      ========

                                                                       Year Ended
                                                                      December 31,                Increase
                                                                   2001           2000          $          %
                                                                 ---------      --------     -------     ------
Net sales from electronic retailing...........................      $3,917        $3,536        $381       10.8%
Cost of goods sold from electronic retailing..................       2,514         2,285         229       10.0
Operating, selling, general and administrative expenses.......         681           632          49        7.8
                                                                 ---------      --------     -------     ------
Operating income before depreciation and
     amortization (a).........................................        $722          $619        $103       16.7%
                                                                 ---------      --------     -------     ------
Gross margin..................................................        35.8%         35.4%
                                                                 =========      ========
_______________

(a) See footnote (1) on page 29.

     Of the $464 million and $381 million increases in net sales from electronic retailing from 2001 to 2002 and from 2000 to 2001, $296 million and $332 million, respectively, is attributable to increases in net sales in the United States. This growth is principally the result of increases in the average number of homes receiving QVC services and in net sales per home as follows:

                                                                        Year Ended December 31,
                                                                      2002                  2001
                                                              --------------------- ---------------------

Increase in average number of homes in U.S....................         3.6%                   3.8%
Increase in net sales per home in U.S.........................         5.3%                   6.5%

     It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 97% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service and continued growth in repeat sales to existing customers.

     The remaining increases of $168 million and $49 million in net sales from electronic retailing from 2001 to 2002 and from 2000 to 2001 are primarily attributable to increases in net sales in Germany, Japan and the United Kingdom, offset, in part, by the effects of fluctuations in foreign currency exchange rates during the periods.

     The increases in cost of goods sold from 2001 to 2002 and from 2000 to 2001 are primarily related to the growth in net sales. The increases in gross margin are primarily due to the effects of increases in product margins.

     The increases in operating, selling, general and administrative expenses from 2001 to 2002 and from 2000 to 2001 are primarily attributable to higher variable costs and personnel costs associated with the increase in sales volume.

                           ---------------------------

     Consolidated Analysis

     Interest Expense

     The increase in interest expense from 2001 to 2002 is due to our increased amount of debt outstanding as a result of the Broadband acquisition. The increase in interest expense from 2000 to 2001 is primarily due to the increases in our net borrowings.

     We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate operating income before depreciation and amortization and to obtain external financing.

                           ---------------------------

     Investment Income (Expense)

     Investment income (expense) includes the following (in millions):


                                                                              Year Ended December 31,
                                                                           2002        2001        2000
                                                                         ---------   ---------   ---------

Interest and dividend income...........................................        $63         $77        $171
(Losses) gains on sales and exchanges of investments, net..............        (48)        485         887
Investment impairment losses...........................................       (247)       (972)        (74)
Reclassification of unrealized gains...................................                  1,330
Unrealized (loss) gain on trading securities...........................     (1,569)        285
Mark to market adjustments on derivatives related
     to trading securities.............................................      1,340        (185)
Mark to market adjustments on derivatives and hedged items.............       (144)         42
                                                                         ---------   ---------   ---------

     Investment income (expense).......................................      ($605)     $1,062        $984
                                                                         =========   =========   =========

     The investment impairment losses for the years ended December 31, 2002 and 2001 relate principally to an other than temporary decline in our investment in AT&T.

     During the year ended December 31, 2001, we wrote-off our investment in At Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, we reclassified to investment income (expense) the accumulated unrealized gain of $238 million on our investment in At Home common stock which was previously recorded as a component of accumulated other comprehensive income
(loss). We recorded this accumulated unrealized gain prior to our designation of our right under a stockholders' agreement as a hedge of our investment in the At Home common stock.

     In June 2001, we and AT&T entered into an Amended and Restated Share Issuance Agreement (the "Share Issuance Agreement"). AT&T issued to us approximately 80.3 million unregistered shares of AT&T common stock and we agreed to settle our right under the Share Exchange Agreement to exchange an aggregate 31.2 million At Home shares and warrants held by us for shares of AT&T common stock. Under the terms of the Share Issuance Agreement, we retained the At Home shares and warrants held by us. We recorded to investment income (expense) a pre-tax gain of $296 million, representing the fair value of the increased consideration received by us to settle our right under the Share Exchange Agreement.

     In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security in 2001, we reclassified to investment income (expense) the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income (loss).

     Income Related to Indexed Debt

     Prior to the adoption of SFAS No. 133 on January 1, 2001, we accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS common stock. During the year ended December 31, 2000, we recorded income related to indexed debt of $666 million to reflect the fair value of the underlying Sprint PCS stock.

     Equity in Net Losses of Affiliates

     The increase in equity in net losses of affiliates from 2001 to 2002 is primarily due to other than temporary declines in certain of our equity method investees, the effects of our additional investments, changes in the net income or loss of our equity method investees, as well as to the effects of the discontinuance of amortization of equity method goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002. The increase from 2000 to 2001 is primarily attributable to the effects of our additional investments, as well as the effects of changes in the net income or loss of our equity method investees.

     Other Income

     On October 30, 2001, we acquired from Fox Entertainment Group, Inc. ("Fox Entertainment") the approximate 83.2% interest in Outdoor Life Network ("OLN") not previously owned by us. Upon closing of the acquisition, we exchanged our 14.5% interest in Speedvision Network ("SVN"), together with a previously made loan, for Fox Entertainment's interest in OLN. In connection with the exchange of our interest in SVN, we recorded a pre-tax gain of $107 million, representing the difference between the estimated fair value of our interest in SVN as of the closing date of the transaction and our cost basis in SVN.

     On January 1, 2001, we completed our cable systems exchange with Adelphia Communications Corporation ("Adelphia"). We received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of our cable systems serving approximately 441,000 subscribers. We recorded a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     On December 31, 2000, we completed our cable systems exchange with AT&T. We received cable systems serving approximately 770,000 subscribers from AT&T and AT&T received certain of our cable systems serving approximately 700,000 subscribers. We recorded a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

     In August 2000, we obtained the right to exchange our At Home Series A Common Stock with AT&T and we waived certain of our At Home Board level and shareholder rights under a stockholders' agreement. We also agreed to cause our existing appointee to the At Home Board of Directors to resign. In connection with the transaction, we recorded a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

     In August 2000, we exchanged all of the capital stock of a wholly owned subsidiary which held certain wireless licenses for approximately 3.2 million shares of AT&T common stock. In connection with the exchange, we recognized a pre-tax gain of $98 million, representing the difference between the fair value of the AT&T shares received of $100 million and our cost basis in the subsidiary.

     Income Tax Expense

     The decreases in income tax expense from 2001 to 2002 and from 2000 to 2001 are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization.

     Minority Interest

     The increase in minority interest from 2001 to 2002 is attributable to increases in the net income of our less than wholly owned consolidated subsidiaries, as well as to the minority interests in certain subsidiaries acquired in connection with the Broadband acquisition. The increase in minority interest from 2000 to 2001 is primarily attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries.

     Cumulative Effect of Accounting Change

     Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million during the year ended December 31, 2001. The income consisted of a $400 million adjustment to record the debt component of our ZONES at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income
(loss) on our equity derivative instruments, net of related deferred income taxes of $207 million.

     We believe that our operations are not materially affected by inflation.

                           ---------------------------

     Pro Forma 2002 Results

     As described above, the Broadband acquisition substantially increased the size of our cable operations. As a result, direct comparisons of our results of operations from the periods prior to November 18, 2002 to subsequent periods are not meaningful. The following tables reconcile our 2002 consolidated and Cable segment reported financial information to pro forma amounts and present our 2002 pro forma financial information on a quarterly basis as if the Broadband acquisition occurred on January 1, 2002. This information has been prepared in accordance with SEC rules and guidance and is based on our and Broadband's historical results of operations. In the opinion of management, this information is not indicative of what our results would have been had we operated Broadband since January 1, 2002, nor of our future results. The financial information for Broadband represents Broadband's results for the period from January 1, 2002 through November 18, 2002. The consolidated pro forma results reflect the elimination of all significant transactions between Broadband and Comcast's commerce and content businesses during 2002. This pro forma financial information is presented as supplemental information to assist users of this Annual Report in analyzing the impact the Broadband acquisition may have on our future results of operations (dollars in millions).


                                                                     Year Ended December 31, 2002
Consolidated Pro Forma Reconciliation                      Comcast    Broadband    Adjustments    Pro Forma
                                                          ---------  -----------  -------------- ------------

Revenues..................................................  $12,460       $8,693          ($41)     $21,112
Cost of goods sold from electronic retailing..............    2,793                                   2,793
Operating, selling, general and administrative expenses...    5,976        7,023           (37)      12,962
                                                          ---------  -----------  ------------   ----------
Operating income before depreciation and
   amortization (a).......................................    3,691        1,670            (4)       5,357
Depreciation and amortization.............................    2,032        2,602           140        4,774
                                                          ---------  -----------  ------------   ----------
Operating income..........................................   $1,659        ($932)        ($144)        $583
                                                          =========  ===========  ============   ==========


                                                                         Three Months Ended
                                                        -----------------------------------------------------
                                                          March 31,    June 30,  September 30,  December 31,
Consolidated Pro Forma Results                              2002        2002          2002          2002
                                                          ---------   ---------    ----------    ----------

Revenues................................................     $5,036      $5,167        $5,181        $5,728
Cost of goods sold from electronic
   retailing............................................        631         629           643           890
Operating, selling, general and
   administrative expenses .............................      3,153       3,146         3,162         3,501
                                                          ---------   ---------    ----------    ----------
Operating income before depreciation
   and amortization (a).................................     $1,252      $1,392        $1,376        $1,337
                                                          =========  ==========    ==========    ==========


                                                                          Year Ended December 31, 2002
Cable Segment Pro Forma Reconciliation                                 Comcast     Broadband     Pro Forma
                                                                      ----------  ------------  ------------

Revenues..........................................................        $7,350       $8,693       $16,043
Operating, selling, general and administrative expenses ..........         4,552        7,023        11,575
                                                                      ----------  -----------   -----------
Operating income before depreciation and amortization (a).........        $2,798       $1,670        $4,468
                                                                      ==========  ===========   ===========


                                                                         Three Months Ended
                                                        -----------------------------------------------------
                                                          March 31,    June 30,  September 30,  December 31,
Cable Segment Pro Forma Results                              2002       2002          2002          2002
                                                          ----------  ---------    ----------    ----------

Revenues................................................      $3,845     $4,011        $4,036        $4,151
Operating, selling, general and
   administrative expenses..............................       2,800      2,833         2,839         3,103
                                                          ----------  ---------    ----------    ----------
Operating income before depreciation
   and amortization (a).................................      $1,045     $1,178        $1,197        $1,048
                                                          ==========  =========    ==========    ==========
_______________
(a) See footnote (1) on page 29.


ITEM 8        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA





INDEPENDENT AUDITORS' REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation (formerly known as AT&T Comcast Corporation) and its subsidiaries (the "Company") as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective January 1, 2002.





Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 17, 2003

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)


                                                                                          December 31,
                                                                                     2002              2001
                                                                                   ---------         ---------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................................          $781              $350
   Investments................................................................         3,266             2,623
   Accounts receivable, less allowance for doubtful accounts of $233 and $154          1,383               967
   Inventories, net...........................................................           479               455
   Assets held for sale.......................................................           613
   Deferred income taxes......................................................           129               129
   Other current assets.......................................................           425               154
                                                                                   ---------         ---------
       Total current assets...................................................         7,076             4,678
                                                                                   ---------         ---------
INVESTMENTS...................................................................        15,207             1,679
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,061 and  $2,726.        18,866             7,011
FRANCHISE RIGHTS..............................................................        48,222            16,533
GOODWILL......................................................................        17,397             6,289
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,022 and $665...         5,599             1,687
OTHER NONCURRENT ASSETS, net..................................................           738               384
                                                                                   ---------         ---------
                                                                                    $113,105           $38,261
                                                                                   =========         =========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable...........................................................        $1,663              $698
   Accrued expenses and other current liabilities.............................         5,649             1,661
   Liabilities related to assets held for sale................................            13
   Deferred income taxes......................................................         1,105               404
   Short-term debt............................................................         3,750
   Current portion of long-term debt..........................................         3,203               460
                                                                                   ---------         ---------
       Total current liabilities..............................................        15,383             3,223
                                                                                   ---------         ---------
LONG-TERM DEBT, less current portion..........................................        27,957            11,742
                                                                                   ---------         ---------
DEFERRED INCOME TAXES.........................................................        23,110             6,376
                                                                                   ---------         ---------
OTHER NONCURRENT LIABILITIES..................................................         5,652             1,567
                                                                                   ---------         ---------
MINORITY INTEREST.............................................................         2,674               880
                                                                                   ---------         ---------
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero...............
   Class A common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued, 1,599,014,148 and 21,829,422;
     outstanding, 1,355,373,648 and 21,829,422 ...............................            16
   Class A special common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued 930,633,433 and 937,256,465; outstanding,
     883,343,590 and 913,931,554..............................................             9                 9
   Class B common stock, $0.01 par value - authorized, 75,000,000 shares;
     issued, 9,444,375........................................................
   Additional capital.........................................................        44,620            12,688
   Retained earnings..........................................................         1,340             1,632
   Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A special
   common shares..............................................................        (7,517)
   Accumulated other comprehensive income (loss)..............................          (139)              144
                                                                                   ---------         ---------
       Total stockholders' equity.............................................        38,329            14,473
                                                                                   ---------         ---------
                                                                                    $113,105           $38,261
                                                                                   =========         =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

                                                                                            Year Ended December 31,
                                                                                            2002      2001      2000
                                                                                          --------  --------  --------
REVENUES
   Service revenues......................................................................   $8,079    $5,919    $4,821
   Net sales from electronic retailing...................................................    4,381     3,917     3,536
                                                                                          --------  --------  --------
                                                                                            12,460     9,836     8,357
                                                                                          --------  --------  --------
COSTS AND EXPENSES
   Operating (excluding depreciation)....................................................    3,511     2,906     2,210
   Cost of goods sold from electronic retailing (excluding depreciation).................    2,793     2,514     2,285
   Selling, general and administrative...................................................    2,465     1,746     1,404
   Depreciation..........................................................................    1,775     1,211       837
   Amortization..........................................................................      257     2,205     1,782
                                                                                          --------  --------  --------
                                                                                            10,801    10,582     8,518
                                                                                          --------  --------  --------
OPERATING INCOME (LOSS)..................................................................    1,659      (746)     (161)
OTHER INCOME (EXPENSE)
   Interest expense......................................................................     (884)     (734)     (728)
   Investment income (expense)...........................................................     (605)    1,062       984
   Income related to indexed debt........................................................                          666
   Equity in net losses of affiliates....................................................     (103)      (29)      (22)
   Other income..........................................................................        3     1,301     2,826
                                                                                          --------  --------  --------
                                                                                            (1,589)    1,600     3,726
                                                                                          --------  --------  --------
INCOME FROM CONTINUING OPERATIONS BEFORE INCOME TAXES, MINORITY
   INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................................       70       854     3,565
INCOME TAX EXPENSE.......................................................................     (134)     (470)   (1,429)
                                                                                          --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
   INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................................      (64)      384     2,136
MINORITY INTEREST........................................................................     (212)     (160)     (115)
                                                                                          --------  --------  --------
INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
    OF ACCOUNTING CHANGE.................................................................     (276)      224     2,021
DISCONTINUED OPERATIONS..................................................................        2
                                                                                          --------  --------  --------
INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE..............................     (274)      224     2,021
CUMULATIVE EFFECT OF ACCOUNTING CHANGE...................................................                385
                                                                                          --------  --------  --------
NET INCOME (LOSS)........................................................................    ($274)     $609    $2,021
                                                                                          --------  --------  --------
BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income (loss) from continuing operations before cumulative effect of accounting change  ($0.25)     $0.24     $2.24
   Discontinued operations ..............................................................
   Cumulative effect of accounting change................................................               0.40
                                                                                          --------  --------  --------
   Net income (loss).....................................................................   ($0.25)    $0.64     $2.24
                                                                                          --------  --------  --------
DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
   Income (loss) from continuing operations before cumulative effect of accounting change   ($0.25)    $0.23     $2.13
   Discontinued operations ..............................................................
   Cumulative effect of accounting change................................................               0.40
                                                                                          --------  --------  --------
   Net income (loss).....................................................................   ($0.25)    $0.63     $2.13
                                                                                          ========  ========  ========

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

                                                                                 Year Ended December 31,
                                                                             2002         2001         2000
                                                                           ---------    ---------    ---------
OPERATING ACTIVITIES
   Net income (loss)....................................................       ($274)        $609       $2,021
   Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
     Depreciation.......................................................       1,775        1,211          837
     Amortization.......................................................         257        2,205        1,782
     Non-cash interest expense, net.....................................          10           43           14
     Non-cash income related to indexed debt............................                                  (666)
     Equity in net losses of affiliates.................................         103           29           22
     Losses (gains) on investments and other (income) expense, net......         673       (2,303)      (3,679)
     Minority interest..................................................         212          160          115
     Cumulative effect of accounting change.............................                     (385)
     Deferred income taxes..............................................        (100)        (241)       1,075
     Proceeds from sales of trading securities..........................                      367
     Other..............................................................         (21)          55           63
                                                                           ---------    ---------    ---------
                                                                               2,635        1,750        1,584
     Changes in working capital, net of effects of acquisitions and divestitures
       Decrease (increase) in accounts receivable, net..................          87          (16)        (196)
       Increase in inventories, net.....................................         (25)         (16)         (36)
       (Increase) decrease in other current assets......................         (40)         (27)          14
       Increase (decrease) in accounts payable, accrued expenses and other
         current liabilities............................................         340         (114)        (177)
                                                                           ---------    ---------    ---------
                                                                                 362         (173)        (395)

     Discontinued operations............................................          (2)
                                                                           ---------    ---------    ---------

       Net cash provided by operating activities from continuing operations    2,995        1,577        1,189
                                                                           ---------    ---------    ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.............................................       8,759        5,687        5,435
   Retirements and repayments of debt...................................      (9,808)      (4,188)      (5,356)
   Proceeds from settlement of interest rate exchange agreements........          57
   Issuances of common stock and sales of put options on common stock...          19           27           31
   Repurchases of common stock..........................................                      (27)        (325)
   Equity contributions from a minority partner to a subsidiary.........          13           19           30
   Deferred financing costs.............................................        (332)         (23)         (56)
                                                                           ---------    ---------    ---------

       Net cash (used in) provided by financing activities from
          continuing operations.........................................      (1,292)       1,495         (241)
                                                                           ---------    ---------    ---------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...................................        (251)      (1,329)        (187)
   Proceeds from sales of (purchases of) short-term investments, net....         (21)          (6)       1,028
   Capital contributions to and purchases of investments................         (67)        (317)      (1,011)
   Proceeds from sales and settlements of investments...................       1,263          806          997
   Capital expenditures.................................................      (1,975)      (2,182)      (1,637)
   Additions to intangible and other noncurrent assets..................        (221)        (346)        (409)
                                                                           ---------    ---------    ---------

       Net cash used in investing activities from continuing operations.      (1,272)      (3,374)      (1,219)
                                                                           ---------    ---------    ---------


INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS........................         431         (302)        (271)

CASH AND CASH EQUIVALENTS, beginning of year............................         350          652          923
                                                                           ---------    ---------    ---------

CASH AND CASH EQUIVALENTS, end of year..................................        $781         $350         $652
                                                                           =========    =========    =========


See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Dollars in millions)

                                                                                                     Accumulated Other
                                                                                                       Comprehensive
                                                                                                       Income (Loss)
                                                                                                    --------------------
                                                                              Retained
                                                Common Stock                  Earnings              Unreal-    Cumul-
                                Series B    ----------------------            (Accumu-  Treasury      ized      ative
                                 Stock             Class A        Additional   lated      Stock     Gains   Translation
                               Preferred   Class A Special Class B Capital   Deficit)    At Cost   (Losses)  Adjustments  Total
                               ------------ ------- ------- ------ --------- ---------- --------  ---------  ----------  --------

BALANCE, JANUARY 1, 2000 .....  $570                   $7           $4,271     ($620)               $6,120         ($7)   $10,341
Comprehensive loss:
 Net income...................                                                 2,021
 Unrealized losses on
  marketable securities,
  net of deferred taxes
  of $2,789...................                                                                      (5,180)
 Reclassification adjustments
  for gains included in net
  income, net of deferred
  taxes of $266...............                                                                        (494)
 Cumulative translation
  adjustments.................                                                                                      (6)
Total comprehensive loss......                                                                                             (3,659)
 Acquisitions.................                          2            7,739                                                  7,741
 Stock compensation plans.....                                          57       (28)                                          29
 Retirement of common stock...                                         (51)     (274)                                        (325)
 Conversion of Series B
  preferred...................  (533)                                  533
 Series B preferred dividends.    23                                   (23)
 Share exchange...............                                          44       (44)
 Temporary equity related to
  put options.................                                         (41)                                                   (41)
                               ------------ ------- ------- ------ --------- ---------- --------  ---------  ----------  --------

BALANCE, DECEMBER 31, 2000....    60                    9           12,529     1,055                   446         (13)    14,086
Comprehensive income:
 Net income...................                                                   609
 Unrealized gains on
  marketable securities,
  net of deferred taxes of
  $114........................                                                                         212
 Reclassification adjustments
  for gains included in net
  income, net of deferred
  taxes of $264...............                                                                        (491)
 Unrealized losses on
  effective portion of cash
  flow hedges, net of deferred
  taxes of $0.3...............                                                                          (1)
 Cumulative translation
  adjustments.................                                                                                      (9)
Total comprehensive income....                                                                                                320
 Stock compensation plans.....                                          55       (16)                                          39
 Retirement of common stock...                                         (11)      (16)                                         (27)
 Conversion of Series B
  preferred...................   (60)                                   60
 Temporary equity related to
  put options.................                                          55                                                     55
                               ------------ ------- ------- ------ --------- ---------- --------  ---------  ----------  --------

BALANCE, DECEMBER 31, 2001....                          9           12,688     1,632                   166         (22)    14,473
Comprehensive loss:
 Net loss.....................                                          (274)
 Unrealized losses on
  marketable securities, net
  of deferred taxes of $165...                                                                        (307)
 Reclassification adjustments
  for losses included in net
  loss, net of deferred taxes
  of $92......................                                                                         169
 Unrealized losses on
  effective portion of cash
  flow hedges, net of
  deferred taxes of $79.......                                                                        (146)
 Cumulative translation
  adjustments.................                                                                                       1
Total comprehensive loss......                                                                                               (557)
 Acquisitions.................                  16                  31,870                (7,517)                          24,369
 Stock compensation plans.....                                          52       (18)                                          34
 Employee stock purchase plan.                                          10                                                     10
                               ------------ ------- ------- ------ --------- ---------- --------  ---------  ----------  --------

BALANCE, DECEMBER 31, 2002....   $             $16     $9     $    $44,620    $1,340     ($7,517)    ($118)       ($21)   $38,329
                               ============ ======= ======= ====== ========= ========== ========  =========  ==========  ========



See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000


1. ORGANIZATION AND BUSINESS

     Comcast Corporation (formerly AT&T Comcast Corporation) and its subsidiaries (the "Company") was incorporated in December 2001 to effect the acquisition of AT&T Corp.'s ("AT&T") broadband division ("Broadband"). On November 18, 2002, the Company, Comcast Holdings Corporation (formerly Comcast Corporation) ("Comcast Holdings") and AT&T completed a transaction that resulted in the combination of Comcast Holdings and Broadband (the "Broadband acquisition"). Upon completion of the Broadband acquisition, Comcast Holdings and Broadband are wholly owned subsidiaries of the Company, with Comcast Holdings as the predecessor to the Company. Accordingly, the accompanying financial statements include the results of Comcast Holdings for all periods presented and the results of Broadband from the date of the Broadband acquisition (see Note 5).

     The Company is involved in three principal lines of business: cable, commerce and content.

     The Company's cable business is principally involved in the development, management and operation of broadband communications networks in the United States. The Company's consolidated cable operations served approximately
     21.3 million subscribers and passed approximately 39.1 million homes as of December 31, 2002.

     The Company conducts its commerce business through its consolidated subsidiary, QVC, Inc. ("QVC"). QVC, an electronic retailer, markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. QVC was available, on a full and part-time basis, to approximately 85.9 million homes in the US, approximately 11.4 million homes in the United Kingdom ("UK"), approximately 25.8 million homes in Germany and approximately 8.4 million homes in Japan as of December 31, 2002.

     The Company's content business is provided through the Company's consolidated subsidiaries, including Comcast Spectacor, E! Entertainment Television, Inc. ("E! Entertainment"), The Golf Channel ("TGC"), Outdoor Life Network ("OLN") and G4 Media, LLC ("G4"), and through other programming investments (see Note 5). The Company's content business also includes the Company's three 24-hour regional sports programming networks, Comcast SportsNet ("CSN"), Comcast SportsNet Mid-Atlantic ("CSN Mid-Atlantic") and Cable Sports Southeast ("CSS"). The Company's regional sports programming networks are included in the Company's cable segment as they derive a substantial portion of their revenues from the Company's cable operations and are managed by cable segment management.

     The Company's cable and commerce operations represent the Company's two reportable segments under accounting principles generally accepted in the United States. See Note 14 for a summary of the Company's financial data by business segment.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Basis of Consolidation
     The consolidated financial statements include the accounts of the Company and all entities that the Company directly or indirectly controls. All significant intercompany accounts and transactions among consolidated entities have been eliminated.

     Variable Interest Entities
     The Company accounts for its interests in variable interest entities in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"). The Company consolidates all variable interest entities for which it is the primary beneficiary and for which the entities do not effectively disperse risks among parties involved. Variable interest entities that effectively disperse risks are not consolidated unless the Company holds an interest or combination of interests that effectively recombines risks that were previously dispersed. The Company adopted the initial recognition and measurement provisions of FIN

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     46 effective January 1, 2002, as permitted by the Interpretation. The adoption of FIN 46 had no impact on the Company's financial condition or results of operations.

     Following the Broadband acquisition, the Company consolidates variable interest entities that lease certain office and call center facilities to a subsidiary of the Company under operating leases which mature between 2004 and 2006. The property and debt of the variable interest entities included in the Company's consolidated balance sheet as of December 31, 2002 was not material to the Company's consolidated financial position.

     Management's Use of Estimates
     The Company prepares its financial statements in conformity with accounting principles generally accepted in the United States which require management to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for certain items such as sales returns and allowances, allowances for doubtful accounts, reserves for inventory obsolescence, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions, certain acquisition-related liabilities, pensions and other postretirement benefits, income taxes and contingencies.

     Fair Values
     The Company has determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that the Company could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. The Company based these fair value estimates on pertinent information available to management as of December 31, 2002 and 2001. The Company has not comprehensively updated these fair value estimates for purposes of these consolidated financial statements since such dates.

     Cash Equivalents
     Cash equivalents consist principally of commercial paper, money market funds, US Government obligations and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of the Company's cash equivalents approximate their fair values.

     Inventories - Electronic Retailing
     Inventories are stated at the lower of cost or market. Cost is determined by the average cost method, which approximates the first-in, first-out method.

     Investments
     Investments consist principally of equity securities.

     Investments in entities in which the Company has the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize the Company's proportionate share of the investees' net income or losses after the date of investment, additional contributions made and dividends received, and impairment losses resulting from adjustments to net realizable value. Prior to the adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142") on January 1, 2002, the goodwill resulting from differences between the Company's recorded investments and its proportionate interests in the book value of the investees' net assets were amortized to equity in net income or loss, primarily over a period of 20 years. Subsequent to the adoption of SFAS No. 142, the Company no longer amortizes such equity method goodwill (see Note 7).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Unrestricted publicly traded investments are classified as available for sale or trading securities and recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income (loss). Unrealized gains or losses resulting from changes in fair value between measurement dates for trading securities are recorded as a component of investment income (expense). Cash flows from all trading securities are classified as cash flows from operating activities while cash flows from all other investment securities are classified as cash flows from investing activities in the Company's statement of cash flows.

     Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known diminution in value (see Note 6).

     Property and Equipment
     The Company records property and equipment at cost. Depreciation is provided by the straight-line method over estimated useful lives as follows:

              Buildings and improvements.........................2-40 years
              Operating facilities...............................2-12 years
              Other equipment....................................2-15 years

     The Company capitalizes improvements that extend asset lives and expenses other repairs and maintenance charges as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

     The Company capitalizes the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs.

     Intangible Assets
     Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with a business combination. The Company capitalizes these contractual rights. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized them over periods related to the term of the related franchise agreements. Subsequent to the adoption of SFAS No. 142, the Company no longer amortizes cable franchise rights as the Company has determined that they have an indefinite life. Costs incurred by the Company in negotiating and renewing cable franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 to 15 years.

     Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Prior to the adoption of SFAS No. 142 on January 1, 2002, the Company amortized goodwill over estimated useful lives ranging principally from 20 to 30 years. Subsequent to the adoption of SFAS No. 142, the Company no longer amortizes goodwill.

     Other intangible assets consist principally of franchise related customer relationships, cable and satellite television distribution rights, cable franchise renewal costs, contractual operating rights, computer software, programming costs and rights, and non-competition agreements. The Company capitalizes these costs and amortizes them on a straight-line basis over the term of the related agreements or estimated useful life.

     Certain of the Company's content subsidiaries and QVC have entered into multi-year affiliation agreements with various cable and satellite system operators for carriage of their respective programming. The Company capitalizes cable or satellite distribution rights and amortizes them on a straight-line basis over the term of the related distribution agreements of 5 to 15 years. The Company classifies the amortization of distribution fees paid by its content subsidiaries pursuant to Emerging Issues Task Force ("EITF") 01-9, "Accounting for Consideration Given

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     to a Customer (including a reseller of the Vendors Products"). Under EITF 01-9, the amortization of such fees is classified as a reduction of revenue unless the content subsidiary receives, or will receive, an identifiable benefit from the cable or satellite system operator separate from the distribution fee, in which case the Company recognizes the fair value of the identified benefit as an operating expense in the period in which it is received. The Company classifies the amortization of distribution fees paid by QVC as amortization expense as the counterparties to QVC's distribution agreements do not make revenue payments to QVC. Amortization expense includes $23 million, $24 million and $28 million for 2002, 2001 and 2000, respectively, related to QVC distribution fees.

     Certain direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. Such costs are included within other assets and are amortized over a period not to exceed five years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Initial operating-system software costs are capitalized and amortized over the life of the associated hardware.

     See Note 7 for additional information related to goodwill and intangible assets.

     Valuation of Long-Lived and Indefinite-Lived Assets
     The Company periodically evaluates the recoverability of its long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Such evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

     The Company evaluates the recoverability of its goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. The Company performs an impairment assessment of its goodwill one level below the segment level for its businesses, except for its cable business. In its cable business, components with similar economic characteristics are aggregated into one reporting unit at the cable segment level. The Company performs an impairment assessment of its cable franchise rights at the cable segment level based on how the Company operates its cable operations.

     The Company estimates the fair value of its cable franchise rights primarily based on a multiple of operating income before depreciation and amortization ("EBITDA") generated by the underlying assets. The EBITDA multiple used in the Company's evaluation is determined based on the
     Company's analyses of current market transactions, profitability information, including estimated future operating results, trends or other determinants of fair value. The Company also considers other valuation methods such as discounted cash flow analyses. If the value of the Company's cable franchise rights determined by these evaluations is less than its carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets.

     Foreign Currency Translation
     The Company translates assets and liabilities of its foreign subsidiaries, where the functional currency is the local currency, into US dollars at the December 31 exchange rate and records the related translation adjustments as a component of other comprehensive income (loss). The Company translates revenues and expenses using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other income.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Revenue Recognition
     The Company recognizes video, high-speed Internet, and phone revenues as service is provided. The Company manages credit risk by disconnecting services to customers who are delinquent. The Company recognizes advertising sales revenue at estimated realizable values when the advertising is aired. Installation revenues obtained from the connection of subscribers to the broadband communications network are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. Revenues derived from other sources are recognized when services are provided or events occur. Under the terms of its franchise agreements, the Company is generally required to pay up to 5% of its gross revenues derived from providing cable services to the local franchising authority. The Company normally passes these fees through to its cable subscribers. The Company classifies fees collected from cable subscribers as a component of service revenues pursuant to EITF 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred."

     The Company recognizes net sales from electronic retailing at the time of shipment to customers. The Company classifies all amounts billed to a customer for shipping and handling within net sales from electronic retailing. The Company's policy is to allow customers to return merchandise for up to thirty days after date of shipment. An allowance for returned merchandise is provided as a percentage of sales based on historical experience.

     The Company's content businesses recognize affiliate fees from cable and satellite system operators as programming is provided. Advertising revenue is recognized in the period in which commercial announcements or programs are telecast in accordance with the broadcast calendar. In certain instances, the Company's content businesses guarantee viewer ratings for their programming. A liability for deferred revenue is provided for estimated shortfalls, which are primarily settled by providing additional advertising time.

     Programming Costs
     The Company's cable subsidiaries have received or may receive distribution fees from programming networks for carriage of their programming. The
     Company reflects the deferred portion of these fees within noncurrent liabilities and recognizes the fees as a reduction of programming costs (which are included in operating expenses) over the term of the programming contract.

     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company records compensation expense for restricted stock awards based on the quoted market price of the Company's stock at the date of the grant and the vesting period. The Company records compensation expense for stock appreciation rights based on the changes in quoted market prices of the Company's stock or other determinants of fair value (see Notes 3 and 10).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table illustrates the effect on net income (loss) and earnings (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions, except per share data):


                                                                             Year Ended December 31,
                                                                         2002          2001          2000
                                                                      ----------    ----------    ----------

     Net income (loss), as reported..................................      ($274)         $609        $2,021

     Deduct: Total stock-based compensation
          expense determined under fair value based method
          for all awards, net of related tax effects.................       (143)         (127)         (103)
                                                                      ----------    ----------    ----------

     Pro forma, net income (loss)....................................      ($417)         $482        $1,918
                                                                      ==========    ==========    ==========

     Basic earnings (loss) for common stockholders per common share:
          As reported................................................     ($0.25)        $0.64         $2.24
          Pro forma..................................................     ($0.38)        $0.51         $2.13

     Diluted earnings (loss) for common stockholders per common share:
          As reported................................................     ($0.25)        $0.63         $2.13
          Pro forma..................................................     ($0.38)        $0.50         $2.02

     Total stock-based compensation expense was determined under the fair value method for all awards assuming accelerated vesting of the Company's stock options as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 assuming straight-line rather than accelerated vesting of its stock options, total stock-based compensation expense, net of related tax effects, would have been $114 million, $89 million, and $67 million for 2002, 2001 and 2000, respectively.

     The weighted-average fair value at date of grant of a Class A common stock option granted under the Company's option plans during 2002 was $10.72. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the option plans during 2002, 2001 and 2000 was $14.93, $19.07 and $21.20, respectively. The fair value of each option granted during 2002, 2001 and 2000 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                                Year Ended December 31,

                                                       2002                       2001               2000
                                         ---------------------------------  -----------------  ----------------
                                             Class A      Class A Special    Class A Special   Class A Special
                                          Common Stock      Common Stock      Common Stock       Common Stock
                                         ---------------  ----------------  -----------------  ----------------
     Dividend yield.....................          0%              0%                 0%                 0%
     Expected volatility................       29.2%           29.6%              35.7%              35.8%
     Risk-free interest rate............        4.0%            5.1%               5.1%               6.3%
     Expected option lives (in years)...        8.0             8.0                8.0                8.0
     Forfeiture rate....................        3.0%            3.0%               3.0%               3.0%

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The pro forma effect on net income (loss) and net income (loss) per share for the years ended December 31, 2002, 2001 and 2000 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Postretirement and Postemployment Benefits
     The Company charges to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services (see Note 9).

     Investment Income (Expense)
     Investment income (expense) includes interest income, dividend income and gains, net of losses, on the sales and exchanges of marketable securities and long-term investments. The Company recognizes gross realized gains and losses using the specific identification method. Investment income (expense) also includes unrealized gains or losses on trading securities, mark to market adjustments on derivatives and hedged items, and impairment losses resulting from adjustments to the net realizable value of certain of the Company's investments (see Note 6).

     Income Taxes
     The Company recognizes deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of the Company's assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 11).

     Derivative Financial Instruments
     The Company uses derivative financial instruments for a number of purposes. The Company manages its exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("Swaps"), interest rate lock agreements ("Rate Locks"), interest rate cap agreements ("Caps") and interest rate collar agreements ("Collars"). The Company manages the cost of its share repurchases through the sale of equity put option contracts ("Comcast Put Options"). The Company manages its exposure to fluctuations in the value of certain of its investments by entering into equity collar agreements ("Equity Collars") and equity put option agreements ("Equity Put Options"). The Company makes investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements ("Equity Warrants"). The Company has issued indexed debt instruments and entered into prepaid forward sale agreements ("Prepaid Forward Sales") whose value, in part, is derived from the market value of Sprint PCS common stock, and has also sold call options on certain of its investments in equity securities in order to monetize a portion of those investments. In connection with the Broadband acquisition, the Company assumed indexed debt instruments whose value, in part, is derived from the market values of Comcast Class A Special common stock, Cablevision NY Group ("Cablevision") Class A common stock, Microsoft Corporation ("Microsoft") common stock and Vodafone ADRs, respectively. Equity hedges are used to manage exposure to changes in equity prices associated with stock appreciation rights of certain of Broadband's previously affiliated companies and are undesignated in accordance with SFAS No. 133, "Accounting for Derivatives and Hedging Activities," as amended ("SFAS No. 133"). These instruments are recorded at fair value based on market quotes.

     Prior to the adoption on January 1, 2001 of SFAS No. 133, Swaps, Caps and Collars were matched with either fixed or variable rate debt and periodic cash payments were accrued on a settlement basis as an adjustment to interest expense. Any premiums associated with these instruments were amortized over their term and realized gains or losses as a result of the termination of the instruments were deferred and amortized over the remaining term of the underlying debt. Unrealized gains and losses as a result of these instruments were recognized when the underlying hedged item was extinguished or otherwise terminated. Equity Collars, Equity Put Options and Equity Warrants were marked to market on a current basis with the result included in accumulated other comprehensive income (loss) in the Company's consolidated balance sheet.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     On January 1, 2001, the Company adopted SFAS No. 133. SFAS No. 133 establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. Upon adoption of SFAS No. 133, the Company recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million. The increase in income consisted of a $400 million adjustment to record the debt component of indexed debt at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on the Company's equity derivative instruments, net of related income taxes of $207 million.

     For derivative instruments designated and effective as fair value hedges, such as the Company's Equity Collars, Equity Put Options and Fixed to Variable Swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as the Company's Variable to Fixed Swaps and Rate Locks, the effective portion of any hedge is reported in other comprehensive income (loss) until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

     When a fair value hedge is terminated, sold, exercised or has expired, the adjustment in the carrying amount of the fair value hedged item is deferred and recognized into earnings when the hedged item is recognized in earnings. When a hedged item is extinguished or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable rate debt is extinguished, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

     Subsequent to the adoption of SFAS No. 133, Equity Warrants and undesignated Equity Collars are marked to market on a current basis with the result included in investment income (expense) in the Company's consolidated statement of operations.

     Subsequent to the adoption of SFAS No. 133, derivative instruments embedded in other contracts, such as the Company's indexed debt instruments and Prepaid Forward Sale, are bifurcated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in the Company's consolidated balance sheet with changes in estimated fair value recorded in investment income (expense).

     Proceeds from sales of Comcast Put Options are recorded in stockholders' equity and an amount equal to the redemption price of the common stock is reclassified from permanent equity to temporary equity. Subsequent changes in the market value of Comcast Put Options are not recorded.

     The Company periodically examines those instruments that have been entered into by the Company to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, reduce the Company's risks relating to interest rates or equity prices and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are marked-to-market on a current basis in the Company's consolidated statement of operations.

     The Company does not hold or issue any derivative financial instruments for trading purposes and is not a party to leveraged instruments (see Note 8). The Company manages the credit risks associated with its derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although the Company may be exposed to losses in the event of nonperformance by the counterparties, the Company does not expect such losses, if any, to be significant.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Sale of Stock by a Subsidiary or Equity Method Investee
     Changes in the Company's proportionate share of the underlying equity of a consolidated subsidiary or equity method investee which result from the issuance of additional securities by such subsidiary or investee are recognized as gains or losses in the Company's consolidated statement of operations unless gain realization is not assured in the circumstances. Gains for which realization is not assured are credited directly to additional capital.

     Securities Lending Transactions
     The Company may enter into securities lending transactions pursuant to which the Company requires the borrower to provide cash collateral equal to the value of the loaned securities, as adjusted for any changes in the value of the underlying loaned securities. Loaned securities for which the Company maintains effective control are included in investments in the Company's consolidated balance sheet.

     Reclassifications
     Certain reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2002.

3.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143
     SFAS No. 143, "Accounting for Asset Retirement Obligations," addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. The Company adopted SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 will not have a material impact on the Company's financial condition or results of operations.

     SFAS No. 148
     The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect the Company's financial condition or results of operations if the Company elects to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 will, however, require the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003.

     FIN 45
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation (see Note 13). The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future.

4.   EARNINGS PER SHARE

     Earnings (loss) per common share is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. Weighted average shares outstanding for 2002 include 158.8 million of the 1.348 billion of the Company's shares issued in connection with the Broadband acquisition on November 18, 2002.

     The Company's potentially dilutive securities include potential common shares related to the Company's Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures" - see Note 8), stock options, restricted stock, Class A Special common stock held in treasury, Series B convertible preferred stock, and Comcast Put Options. Diluted earnings for common stockholders per common share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss as the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company's Zero Coupon Debentures in periods in which the weighted average closing sale price of the Company's Class A Special common stock during the period is not greater than 110% of the accreted conversion price. Diluted EPS excludes the impact of potential common shares related to the Company's stock options in periods in which the option exercise price is greater than the average market price of the Company's common stock for the period. Diluted EPS excludes the impact of potential common shares related to Comcast Put Options in periods in which the Comcast Put Options' exercise price was less than the average market price of the Company's Class A Special common stock during the period.

     Diluted EPS for 2002, 2001 and 2000,  respectively,  excludes approximately
     17.0 million, 21.0 million and 1.6 million potential common shares related to the Zero Coupon Debentures, respectively, as the weighted average closing sale price of the Company's Class A Special common stock was not greater than 110% of the accreted conversion price.

     Diluted EPS for 2002 excludes approximately 73.8 million potential common shares related to the Company's stock option and restricted stock plans, and potential common shares related to the Company's common stock held in treasury because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss.

     Diluted EPS for 2001 and 2000 excludes approximately 4.7 million and 2.6 million potential common shares, respectively, related to the Company's stock option plans because the option exercise price was greater than the average market price of the Company's common stock for the period.

     Diluted EPS for 2001 and 2000 excludes approximately 0.2 million and 1.5 million potential common shares, respectively, related to Comcast Put Options because the Comcast Put Options' exercise price was less than the average market price of the Company's Class A Special common stock during the period.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders before cumulative effect of accounting change for the years presented.


                                             (Amounts in millions, except per share data)
                                                        Year Ended December 31,
                                     2002                        2001                        2000
                           ------------------------    -------------------------   -------------------------
                                           Per Share                    Per Share                   Per Share
                            Loss    Shares   Amount    Income   Shares    Amount    Income   Shares   Amount
                           ------   ------ ----------  -------  ------- ---------- --------- ------ ----------
Basic EPS for common
  stockholders............. ($274)   1,110   ($0.25)      $224      950    $0.24      $1,998    891    $2.24
Effect of preferred
  dividends................                                                               23

Effect of Dilutive Securities
  Assumed conversion
   of Series B convertible
   preferred stock.........                                           1                          43
  Assumed exercise of
   stock option and
   restricted stock plans..                                          14                          15
                           ------   ------ --------    -------  ------- --------   --------- ------ --------

Diluted EPS................ ($274)   1,110   ($0.25)      $224      965    $0.23      $2,021    949    $2.13
                           ======   ====== ========    =======  ======= ========   ========= ====== ========

5.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Acquisition of  Broadband
     On November 18, 2002, the Company completed the acquisition of Broadband. The results of the Broadband operations have been included in the consolidated financial statements since that date. The acquisition creates the largest cable operator in the United States by combining the Company's and Broadband's extensive cable networks and technologically advanced broadband delivery systems.

     The consideration to complete the acquisition of Broadband was $50.780 billion, consisting of $25.495 billion of the Company's common stock and options, $24.860 billion of assumed debt, and $425 million of transaction costs directly related to the acquisition. The Company issued approximately
     1.348 billion shares of its common stock (excluding shares of Class A common stock issued and classified as treasury stock) consisting of 1.233 billion shares of its Class A common stock to Broadband shareholders in exchange for all of AT&T's interests in Broadband, and the issuance of approximately 100.6 million shares and 14.4 million shares of its Class A and Class A Special common stock, respectively, to Microsoft in exchange for Broadband shares that Microsoft received immediately prior to the completion of the Broadband acquisition for settlement of its $5 billion aggregate principal amount in quarterly income preferred securities. The Company also issued 61.1 million options in exchange for outstanding Broadband options. The shares issued for Broadband were valued based on a price per share of $18.80 which reflects the weighted average market price of Comcast Holdings common stock during the period beginning two days before and ending two days after August 12, 2002. The acquisition was structured as a tax-free transaction to the Company, to Comcast Holdings and to AT&T.

     Under the terms of the original merger agreement dated December 19, 2001, the Company was to assume public debt of Broadband's subsidiaries and fund Broadband's intercompany payable due to AT&T. Subsequent to the original merger agreement, economic and business factors changed resulting in a modification of the consideration to be exchanged. On August 12, 2002, in connection with the filing of a proposed exchange offer by AT&T, the form of consideration to be exchanged was modified to provide for the assumption by Broadband of a portion of AT&T's public debt securities, thereby increasing the amount of debt assumed by the Company by $3.5 billion and

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     reducing the amount of intercompany indebtedness paid at closing. This modification represented a substantive change in the non-equity, or "other" consideration, being paid, resulting in a new measurement date for determining the value of the common stock issued in the acquisition. Accordingly, the fair value of the shares issued for Broadband was based on the August 12, 2002 measurement date.

     Purchase Price Allocation. The application of purchase accounting under SFAS No. 141, "Business Combinations" ("SFAS No. 141"), requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired contracts, franchise related customer relationships, employee benefit plans, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to: future expected cash flows; market rate assumptions for contractual obligations; actuarial assumptions for benefit plans; settlement plans for litigation and contingencies; and appropriate discount rates.

     As of the acquisition date, the Company initiated certain integration activities based on a preliminary plan to terminate employees and exit certain contractual obligations. Under the guidance in EITF 95-3 "Recognition of Liabilities in Connection with a Purchase Business Combination," the plan must be finalized within one year of the acquisition date and must identify all significant actions to be taken to complete the plan. Therefore, costs related to terminating employees and exiting contractual obligations of the acquired entity are included in the purchase price allocation. Changes to these estimated termination or exit costs are reflected as adjustments to the purchase price allocation to the extent they occur within one year of the acquisition date or if there are reductions in the amount of estimated termination or exit costs accrued. Otherwise, changes will affect future results of operations.

     The following table summarizes the estimated fair values of the assets acquired and liabilities assumed and the related deferred income taxes as of the acquisition date. Given the size of the Broadband acquisition and close proximity to year-end, the value of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes: reports from valuation specialists; information related to the cost of terminating or meeting contractual obligations; and information related to preacquisition contingencies.


Current assets......................................................    $ 1,533
Investments, including TWE..........................................     17,325
Property, plant & equipment.........................................     11,757
Amortizable intangible assets:
     Franchise related customer relationships.......................      4,019
     Other..........................................................        146
Cable franchise rights..............................................     31,689
Goodwill............................................................     10,951
Other noncurrent assets.............................................        300
                                                                     ----------
         Total assets...............................................     77,720
                                                                     ----------

Accounts payable, accrued expenses and other current liabilities....     (4,694)
Short-term debt and current portion of long-term debt...............     (8,049)
Long-term debt......................................................    (16,811)
Deferred income taxes...............................................    (17,541)
Other non-current liabilities.......................................    ( 4,277)
Minority interest...................................................     (1,554)
                                                                     ----------
         Total liabilities..........................................    (52,926)
                                                                     ----------

Comcast shares held by Broadband, classified as treasury stock......      1,126
                                                                     ----------
         Net assets acquired........................................    $25,920
                                                                     ==========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     In the aggregate, the intangible assets which are subject to amortization have a weighted average useful life of 4 years. Franchise related customer relationships have a weighted average useful life of 4 years. The $10.951 billion of goodwill, none of which was deductible for income tax purposes, was assigned to the Company's cable segment.

     Liabilities associated with exit activities recorded in the above allocation consist of accrued employee termination and related costs of $602 million and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid against these accruals totaled $110 million and $16 million, respectively, as of December 31, 2002.

     Identification of Comcast Holdings as Acquiring Entity. The identification of Comcast Holdings as the acquiring entity was made after careful consideration of all facts and circumstances, including those outlined in SFAS No. 141 related to voting rights, the existence of a large minority voting interest, governance arrangements and composition of senior management. As more fully described below, based on Brian L. Roberts' ("Mr. Roberts") nondilutable minority voting interest, his role on the Governance and Directors Nominating Committee of the Board of Directors, his position as President and Chief Executive Officer ("CEO"), and his right to appoint other members of senior management, as well as the other factors described below, it was concluded that Comcast Holdings was the acquiring entity.

     Voting Rights in the Company. Upon closing, former AT&T shareholders owned approximately 60.7% of the Company's voting common stock. Mr. Roberts, the President and controlling shareholder prior to the acquisition owns a 33.33% non-dilutable voting interest after the acquisition through ownership of the Company's Class B common stock, representing the largest minority voting interest in the Company. The next largest voting interest held by an individual shareholder was 4.95%, held by Microsoft. As a result of his ownership of the Class B common stock, Mr. Roberts has the right to approve any merger involving the Company or any other transaction in which any other person would own more than 10% of the common stock of the Company, the right to approve any issuances of Class B common stock, and any charter amendments or other actions that would limit the rights of the Class B common stock.

     Governance Arrangements Relating to the Board of Directors. The Company's Board of Directors has twelve members, five of whom were designated by Comcast Holdings, five of whom were designated by AT&T, and two of whom were jointly designated and are independent persons. As long as Mr. Roberts is the Chairman or CEO of the Company he will be the chairman of the Board committee that nominates the slate of directors for the Company (the "Governance and Directors Nominating Committee"). Prior to the 2004 annual meeting of shareholders, the remaining four members of the Governance and Directors Nominating Committee will consist of independent directors selected by the Comcast Holdings director designees. After the 2004 annual meeting of shareholders, the remaining four members of the Governance and Directors Nominating Committee will be selected by Mr. Roberts from among the Company's independent directors. Nominations of the Governance and Directors Nominating Committee will be submitted directly to the shareholders without any requirement of Board approval or ratification.

     Governance Arrangements Relating to Management. The Company has an Office of the Chairman, comprised of the Chairman of the Board (the "Chairman") and the CEO. The Office of the Chairman is the Company's principal executive deliberative body with responsibility for corporate strategy, policy and direction, governmental affairs and other significant matters. Mr. Roberts is the President and CEO of the Company and he will remain President of the Company for as long as he is the CEO. The CEO's powers and responsibilities include the supervision and management of the Company's business and operations, all matters related to officers and employees, including hiring and termination, all rights and powers typically exercised by the chief executive officer and president of a corporation, and the authority to call special meetings of the Board of Directors. Mr. Roberts has the right to fill all senior management positions of the Company after consultation with the Chairman. After the 2005 annual meeting of shareholders, or if the current Chairman ceases to serve as Chairman prior to that date, Mr. Roberts will become the Chairman. Prior to the sixth anniversary of the 2004 annual meeting of shareholders, removal of Mr. Roberts as CEO (or Chairman) will require the vote of at least 75% of the entire Board.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Other Factors. Comcast Holdings made an unsolicited offer to purchase all of AT&T Broadband. Subsequent to Comcast Holdings' offer, AT&T solicited bids from other potential purchasers. The headquarters of the Company is in Philadelphia, Pennsylvania, the headquarters of Comcast Holdings. Following the acquisition, the name of the combined company is Comcast Corporation.

     TWE Restructuring
     Included in investments acquired in the Broadband acquisition is a 27.6% interest in Time Warner Entertainment Company L.P. ("TWE"). In August 2002, AT&T and Comcast Holdings announced that they had entered into an agreement with AOL Time Warner, Inc. ("AOL Time Warner") providing for the restructuring of TWE. The restructuring agreement is intended to provide for a more orderly and timely disposition of the Company's 27.6% ownership interest in TWE than would likely be available under the registration rights provisions of the existing TWE partnership agreement. Upon consummation of the Broadband acquisition, the Company assumed all of AT&T's interest in TWE and in the restructuring agreement. As part of the restructuring, TWE will distribute to AOL Time Warner all of TWE's major content assets, which include Home Box Office, Warner Bros., and stakes in The WB Network, Comedy Central and Court TV, and receive in exchange therefor AOL Time Warner's cable assets not currently held through TWE. Upon closing of the restructuring agreement, the Company will receive $1.5 billion in common stock of AOL Time Warner (valued at the time of the closing and subject to certain limitations), and an approximate 21% equity interest in the successor entity to TWE ("Time Warner Cable", which will then hold all of AOL Time Warner's cable properties), in exchange for its approximate 27.6% interest in TWE. The Company will also receive $2.1 billion in cash. Time Warner Cable is expected to conduct an initial public offering of common stock following closing under the restructuring agreement. Also, under the restructuring agreement, the Company will have registration rights that should facilitate the disposal or monetization of its shares in Time Warner Cable and in AOL Time Warner.

     As part of the process of obtaining approval of the Broadband acquisition from the Federal Communications Commission ("FCC"), at the closing of the Broadband acquisition, the Company placed its entire interest in TWE in trust for orderly disposition. Any non-cash consideration received in respect of such interest as a result of the TWE restructuring, including the AOL Time Warner and Time Warner Cable common stock, will remain in trust until disposed of or FCC approval is obtained to remove such interests from the trust (see Note 6).

     Under the trust, the trustee will have exclusive authority to exercise any management or governance rights associated with the securities in trust. The trustee will also have the obligation, subject to the rights of the Company as described in the last sentence of this paragraph, to exercise available registration rights to effect the sale of such interests in a manner intended to maximize the value received consistent with the goal of disposing such securities in their entirety by November 2007. Following this time, if any securities remain in trust, the trustee will be obligated to dispose of the remaining interests as quickly as possible, and in any event by May 2008. The trustee is also obligated, through November 2007, to effect certain specified types of sale or monetization transactions with respect to the securities as may be proposed by the Company from time to time.

     As a condition of the closing of the TWE restructuring, the Company will enter into a three-year nonexclusive agreement with AOL Time Warner under which the AOL High-Speed Broadband service would be made available over a three-year period on certain of the Company's cable systems which pass approximately 10 million homes.

     The TWE restructuring is subject to receipt of certain regulatory approvals and other closing conditions, and is expected to close by the end of the second quarter of 2003. If the restructuring agreement is terminated without the restructuring being consummated, the parties will return to the registration rights process under the TWE partnership agreement.

     Bresnan Transaction
     In February 2003, the Company announced that it had entered into a definitive agreement with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC (together, "Bresnan") pursuant to which the Company would

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     transfer cable systems serving approximately 317,000 subscribers in Montana, Wyoming, Colorado and Utah to Bresnan that the Company had acquired in connection with the Broadband acquisition. The Company will receive approximately $525 million in cash, plus preferred and common equity interests in Bresnan in exchange for these cable systems. The assets (which consist primarily of cable franchise rights and property and equipment) for these cable systems are reported as assets held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the Company's consolidated balance sheet. The results of operations for period from November 19, 2002 through December 31, 2002 for these cable systems are presented as discontinued operations, net of tax, in the Company's consolidated statement of operations. Revenues and operating income for these cable systems during the period from November 19, 2002 through December 31, 2002 were $21 million and $3 million, respectively. The Company expects this transaction to close by March 31, 2003, subject to customary closing conditions.

     2001 and 2000 Acquisitions and Exchanges
     In 2001, the Company acquired the regional sports programming network Home Team Sports ("HTS") from Viacom, Inc. ("Viacom") and Affiliated Regional Communications, Ltd. ("ARC"), various cable systems serving an aggregate of 697,000 subscribers from AT&T, and additional interests in programming networks TGC and OLN from Fox Entertainment Group, Inc. ("Fox Entertainment"). Upon closing of the OLN acquisition, the Company exchanged its 14.5% interest in the Speedvision Network ("SVN"), together with a previously made loan, for Fox Entertainment's interest in OLN and recorded to other income a pre-tax gain of $107 million, representing the difference between the estimated fair value of the Company's interest in SVN as of the closing date of the transaction and the Company's cost basis in SVN. In 2001, the Company also completed its cable systems exchange with Adelphia Communications Corporation ("Adelphia"). The Company recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

     In 2000, the Company acquired cable operations consisting of Lenfest Communications, Inc. ("Lenfest"), including Lenfest's 50% interest in Comcast Cablevision of Garden State, L.P. ("Garden State Cable"), from AT&T and the other Lenfest stockholders, the minority interest in Comcast MHCP Holdings, L.L.C. ("Comcast MHCP") from the California Public Employees Retirement System ("CalPERS"), the minority interest in Jones Intercable, Inc. ("Jones Intercable") from the Jones Intercable shareholders, and Prime Communications LLC ("Prime") from Prime's shareholders. In 2000, the Company also completed its cable systems exchange with AT&T. The Company recorded to other income a pre-tax gain of $1.711 billion, representing the difference between the estimated fair value of $2.840 billion as of the closing date of the transaction and the Company's cost basis in the systems exchanged.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The acquisitions completed by the Company during 2001 and 2000 were accounted for under the purchase method of accounting. As such, the Company's results include the operating results of the acquired businesses from the dates of acquisition. A summary of the Company's acquisitions and cable systems exchanges for 2001 and 2000 is as follows (dollars in millions):


                               % Interest
    Acquisition/Exchange        Acquired        Date             Seller                 Consideration            Value
----------------------------- ------------ --------------- ------------------- -------------------------------- --------
2001
----
OLN                              83.2%     October 30      Fox Entertainment   Cash and 14.5% interest in SVN       $512

AT&T Cable System                 100%     June 30         AT&T                Cash                                 $519

TGC                              30.8%     June 8          Fox Entertainment   Cash                                 $365

AT&T Cable Systems                100%     April 30        AT&T                63.9 million shares of AT&T        $1,423
                                                                               common stock

HTS                               100%     February 14     Viacom and ARC      Cable distribution of                $240
                                                                               programming

Adelphia Exchange                 100%     January 1       Adelphia            Cable systems                      $1,799

2000
----
AT&T Exchange                     100%     December 31     AT&T                Cable systems                      $2,840

Prime                             100%     August 1        Shareholders        Converted loans, cash and          $1,525
                                                                               assumed debt

Jones Intercable                 60.4%     March 2         Shareholders        35.6 million shares of Comcast     $1,727
                                                                               common stock

Comcast MHCP                      45%      February 10     CalPERS             Cash                                 $750

Lenfest and                       100%     January 18      AT&T and            120.1 million shares of Comcast    $7,340
Garden State Cable                50%                      shareholders        common stock and assumed
                                                                               debt

     The Broadband acquisition, the Company's cable systems exchanges with Adelphia and AT&T, and certain of the Company's acquisitions did not result in cash payments but affected recognized assets and liabilities (see Note
     12).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the Broadband acquisition occurred on January 1, 2001, the acquisitions and cable systems exchange made by the Company in 2001 each occurred on January 1, 2000, and the acquisitions and cable systems exchange made by the Company in 2000 each occurred on January 1, 1999. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated the entities acquired since such dates.


                                                                                (Amounts in millions,
                                                                                except per share data)
                                                                               Year Ended December 31,
                                                                          2002           2001          2000
                                                                       -----------    -----------   -----------
     Revenues.......................................................       $21,112        $20,112        $9,151
     Income (loss) before cumulative effect of accounting change....      ($15,071)       ($3,178)       $1,629
     Net income (loss)..............................................      ($15,071)       ($2,793)       $1,629
     Diluted EPS....................................................        ($6.55)        ($1.22)        $1.68

     The unaudited pro forma information for the year ended December 31, 2002 includes $11.781 billion, net of tax, of goodwill and franchise impairment charges, and $56 million of asset impairment, restructuring and other charges recorded by Broadband prior to the closing of the Broadband acquisition. The unaudited pro forma information for the year ended December 31, 2001 includes $1.494 billion of asset impairment, restructuring and other charges recorded by Broadband prior to the closing of the Broadband acquisition. The unaudited pro forma information for the year ended December 31, 2001 reflects the elimination of Broadband's amortization expense related to goodwill and cable franchise rights since the Broadband acquisition was accounted for under the provisions of SFAS No. 142.

     Other Income
     In August 2000, the Company obtained the right to exchange its At Home Corporation ("At Home") Series A Common Stock with AT&T and waived certain of its At Home Board level and shareholder rights under a stockholders agreement (the "Share Exchange Agreement"- see Note 6). The Company also agreed to cause its existing appointee to the At Home Board of Directors to resign. In connection with the transaction, the Company recorded to other income a pre-tax gain of $1.045 billion, representing the estimated fair value of the investment as of the closing date.

     In August 2000, the Company exchanged all of the capital stock of a wholly owned subsidiary which held certain wireless licenses for approximately 3.2 million shares of AT&T common stock. In connection with the exchange, the Company recorded to other income a pre-tax gain of $98 million, representing the difference between the fair value of the AT&T shares received of $100 million and the Company's cost basis in the subsidiary.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


6. INVESTMENTS

                                                                                     December 31,
                                                                               2002                2001
                                                                            -----------         -----------
                                                                                 (Dollars in millions)
     Fair value method
          AT&T Corp....................................................            $287              $1,515
          Cablevision..................................................             694
          Microsoft....................................................           1,967
          Sprint Corp. PCS Group.......................................             369               2,109
          Vodaphone....................................................           1,759
          Other........................................................              82                 136
                                                                            -----------         -----------
                                                                                  5,158               3,760
                                                                            -----------         -----------
     Equity Method
          Cable related................................................           2,542                 142
          Other........................................................             236                 245
                                                                            -----------         -----------
                                                                                  2,778                 387
                                                                            -----------         -----------

     Cost method, principally TWE in 2002..............................          10,537                 155
                                                                            -----------         -----------

              Total investments........................................          18,473               4,302
     Less, current investments.........................................           3,266               2,623
                                                                            -----------         -----------
     Non-current investments...........................................         $15,207              $1,679
                                                                            ===========         ===========

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of December 31, 2002 and 2001 of $72 million and $280 million, respectively, have been reported in the Company's consolidated balance sheet principally as a component of other comprehensive income (loss), net of related deferred income taxes of $25 million and $95 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows:


                                                                                     December 31,
                                                                               2002                2001
                                                                            -----------         -----------
                                                                                 (Dollars in millions)
                                                                                                -----------
     Cost.............................................................             $322              $1,355
     Gross unrealized gains...........................................               73                 283
     Gross unrealized losses..........................................               (1)                 (3)
                                                                            -----------         -----------

     Fair value.......................................................             $394              $1,635
                                                                            ===========         ===========


     In connection with the Broadband acquisition, the Company acquired investments in Cablevision, Microsoft and Vodafone which are accounted for under the fair value method. The Company designated all of the acquired Microsoft and Vodafone shares, and substantially all of the Cablevision shares, as trading securities upon closing of the Broadband acquisition. The Company has entered into Equity Collars and Prepaid Forward Sales which are accounted for at fair value. The Equity Collars and Prepaid Forward Sales limit the Company's exposure to and benefits from price fluctuations in Sprint PCS common stock.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     In connection with the Broadband acquisition, the Company also acquired a series of option agreements (the "Microsoft Collars" and "Vodaphone Collars") with a single bank counterparty which limit the Company's exposure to and benefits from price fluctuations in the Microsoft common stock and Vodafone ADRs. The Microsoft Collars and Vodafone Collars are undesignated for accounting purposes in accordance with SFAS No. 133 and are recorded in investments at fair value, with unrealized gains or losses being recorded to investment income (expense). These unrealized gains or losses are substantially offset by the changes in the fair value of shares of Microsoft common stock and Vodafone ADRs.

     Equity Method
     The Company's recorded investments exceed its proportionate interests in the book value of the investees' net assets by $1.473 billion as of December 31, 2002 (principally related to the Company's investments in Texas Cable Partners, Kansas City Cable Partners and Insight Midwest). As a result of the adoption of SFAS No. 142, the Company does not amortize the goodwill resulting from this excess but rather will continue to test such excess for impairment in accordance with APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock."

     Equity in net losses of affiliates for the year ended December 31, 2002 includes impairment losses of $53 million, related principally to other than temporary declines in the Company's investments in and advances to certain of the Company's equity method investees.

     The Company does not have any additional significant contractual commitments with respect to any of its investments. However, to the extent the Company does not fund its investees' capital calls, it exposes itself to dilution of its ownership interests.

     Cost Method
     In connection with the Broadband acquisition, the Company acquired two series of preferred stock of AirTouch Communications, Inc., a subsidiary of Vodafone, which were recorded at $1.394 billion as of December 31, 2002. The dividend and redemption activity of the AirTouch preferred stock is tied to the dividend and redemption payments associated with substantially all of the preferred shares issued by a subsidiary of the Company. The subsidiary has outstanding three series of preferred stock with an aggregate redemption value of $1.750 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.650 billion with one of the series bearing a 9.08% dividend rate. The subsidiary preferred shares are recorded at $1.511 billion and such amount is included in minority interest as of December 31, 2002.

     In connection with the Broadband acquisition, the Company acquired an indirect interest in Charter Communications VIII, LLC, a cable joint venture with Charter Communications, Inc. ("Charter"). In April 2002, AT&T exercised its rights to cause Paul G. Allen, Charter's Chairman, or his designee to purchase this indirect interest for approximately $725 million in cash. The parties agreed to delay the settlement of the purchase until April 14, 2003 while they negotiated alternatives to the purchase.

     In connection with the Broadband acquisition, the Company acquired a 27.6% interest in TWE. This investment is accounted for under the cost method as the Company does not have the ability to exercise significant influence over the operating and financial policies of TWE (see Note 5).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Investment Income (Expense)
     Investment income (expense) includes the following (in millions):


                                                                              Year Ended December 31,
                                                                           2002        2001        2000
                                                                         ---------   ---------   ---------
Interest and dividend income...........................................        $63         $77        $171
(Losses) gains on sales and exchanges of investments, net..............        (48)        485         887
Investment impairment losses...........................................       (247)       (972)        (74)
Reclassification of unrealized gains...................................                  1,330
Unrealized (loss) gain on trading securities...........................     (1,569)        285
Mark to market adjustments on derivatives related to trading
     securities........................................................      1,340        (185)
Mark to market adjustments on derivatives and hedged items.............       (144)         42
                                                                         ---------   ---------   ---------
     Investment income (expense).......................................      ($605)     $1,062        $984
                                                                         =========   =========   =========

     The investment impairment losses for the years ended December 31, 2002 and 2001 relate principally to other than temporary declines in the Company's investment in AT&T.

     During the year ended December 31, 2001, the Company wrote-off its investment in At Home common stock based upon a decline in the investment that was considered other than temporary. In connection with the realization of this impairment loss, the Company reclassified to investment income (expense) the accumulated unrealized gain of $238 million on the Company's investment in At Home common stock which was previously recorded as a component of accumulated other comprehensive income (loss). The Company recorded this accumulated unrealized gain prior to the Company's designation of its right under the Share Exchange Agreement as a hedge of the Company's investment in the At Home common stock (see Note 5 - Other Income).

     In June 2001, the Company and AT&T entered into an Amended and Restated Share Issuance Agreement (the "Share Issuance Agreement"). AT&T issued to the Company approximately 80.3 million unregistered shares of AT&T common stock and the Company agreed to settle its right under the Share Exchange Agreement (see Note 5 - Other Income) to exchange an aggregate 31.2 million At Home shares and warrants held by the Company for shares of AT&T common stock. Under the terms of the Share Issuance Agreement, the Company retained the At Home shares and warrants held by it. The Company recorded to investment income (expense) a pre-tax gain of $296 million, representing the fair value of the increased consideration received by the Company to settle its right under the Share Exchange Agreement.

     In August 2001, the Company entered into a ten year Prepaid Forward Sale of
     4.0 million shares of Sprint PCS common stock held by the Company with a fair value of approximately $98 million and the Company received $78 million in cash. At maturity, the counterparty is entitled to receive between 2.5 million and 4.0 million shares of Sprint PCS common stock, or an equivalent amount of cash at the Company's option, based upon the market value of Sprint PCS common stock at that time. The Company split the Prepaid Forward Sale into its liability and derivative components and recorded both components of the Prepaid Forward Sale obligation in other long-term liabilities. The Company records the change in the fair value of the derivative component and the accretion of the liability component to investment income (expense).

     The Company reclassified its investment in Sprint PCS from an available for sale security to a trading security in connection with the adoption of SFAS No. 133 on January 1, 2001. In connection with this reclassification, the Company recorded to investment income (expense) the accumulated unrealized gain of $1.092 billion on the Company's investment in Sprint PCS which was previously recorded as a component of accumulated other comprehensive income (loss).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


7. GOODWILL AND INTANGIBLE ASSETS

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 14) for the periods presented are as follows (in millions):


                                                                                      Corporate
                                                         Cable          Commerce      and Other            Total
                                                      ------------    ------------   ------------   ------------
     Balance, December 31, 2001......................       $4,688            $835           $766         $6,289
     Acquisitions....................................       10,951                                        10,951
     Purchase price allocation adjustments...........            5                            152            157
                                                      ------------    ------------   ------------   ------------
     Balance, December 31, 2002......................      $15,644            $835           $918        $17,397
                                                      ============    ============   ============   ============

     In connection with the Company's preliminary purchase price allocation related to the Broadband acquisition (see Note 5), the Company recorded $10.951 billion of goodwill to the Company's cable segment.

     During 2002, the Company recorded the final purchase price allocation related to the Company's acquisition of OLN, which resulted in an increase in goodwill and a corresponding decrease in cable and satellite television distribution rights. In addition, during 2002, the Company recorded the final purchase price allocation related to certain of its cable system acquisitions, which resulted in an increase in goodwill and a corresponding decrease in franchise rights.

     The gross carrying amount and accumulated amortization of the Company's intangible assets subject to amortization for the periods presented are as follows (in millions):


                                              As of December 31, 2002            As of December 31, 2001
                                          --------------------------------   -------------------------------
                                              Gross                              Gross
                                            Carrying         Accumulated       Carrying       Accumulated
                                             Amount         Amortization        Amount        Amortization
                                          -------------    ---------------   -------------  ----------------
Franchise related customer
     relationships.......................        $4,019              ($42)         $               $
Cable and satellite television
     distribution rights.................         1,618              (491)           1,588            (316)
Cable franchise renewal costs and
     contractual operating rights........           314              (100)             267             (70)
Computer software........................           186               (58)             125             (45)
Programming costs and rights.............           194              (144)             162            (117)
Non-competition agreements and other.....           290              (187)             210            (117)
                                          -------------    --------------    -------------  --------------
                                                 $6,621           ($1,022)          $2,352           ($665)
                                          =============    ==============    =============  ==============


COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     As of December 31, 2002, the weighted average amortization period for the Company's intangible assets subject to amortization is 5.3 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):


            2003.............................      $1,524
            2004.............................      $1,329
            2005.............................      $1,178
            2006.............................        $667
            2007.............................        $233

     The following pro forma financial information for 2002, 2001 and 2000 is presented as if SFAS No. 142 was adopted as of January 1, 2000 (amounts in millions, except per share data):



                                                                     Years Ended December 31,
                                                                 2002           2001          2000
                                                              -----------    ----------     ---------
Net Income (Loss)
   As reported.........................................             ($274)         $609        $2,021
     Amortization of goodwill..........................                             335           304
     Amortization of equity method goodwill............                              15            15
     Amortization of franchise rights..................                           1,083           858
                                                              -----------    ----------     ---------
   As adjusted.........................................             ($274)       $2,042        $3,198
                                                              ===========    ==========     =========

   Income (loss) before cumulative effect of
     accounting change, as adjusted....................             ($274)       $1,657        $3,198
                                                              ===========    ==========     =========
Basic EPS
   As reported.........................................            ($0.25)        $0.64         $2.24
     Amortization of goodwill..........................                            0.35          0.34
     Amortization of equity method goodwill............                            0.02          0.02
     Amortization of franchise rights..................                            1.14          0.96
                                                              -----------    ----------     ---------
   As adjusted.........................................            ($0.25)        $2.15         $3.56
                                                              ===========    ==========     =========

Diluted EPS
   As reported.........................................            ($0.25)        $0.63         $2.13
     Amortization of goodwill..........................                            0.35          0.32
     Amortization of equity method goodwill............                            0.02          0.02
     Amortization of franchise rights..................                            1.12          0.90
                                                              -----------    ----------     ---------
   As adjusted.........................................            ($0.25)        $2.12         $3.37
                                                              ===========    ==========     =========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


8. LONG-TERM DEBT

                                                                                            December 31,
                                                                                         2002          2001
                                                                                      ----------    ----------
                                                                                           (in millions)
     Notes exchangeable into common stock, due 2003-2007..........................        $5,459        $
     Commercial Paper.............................................................                         397
     Notes payable to banks due in installments through 2009......................         7,767         1,223
     6.20% - 6.95% Senior notes, due 2003-2037....................................         4,267         3,054
     7.08% - 7.95% Senior notes, due 2003-2097....................................         2,832         1,103
     8% - 8-7/8% Senior notes, due 2003-2032......................................         8,710         2,660
     9% - 10-1/8% Senior notes, due 2002 and 2023.................................         3,015           200
     8-1/4% - 10-5/8% Senior subordinated debentures, due 2006-2012................          521           521
     Zero Coupon Convertible Debentures, due 2020.................................            86         1,096
     ZONES at principal amount, due 2029..........................................           699         1,613
     9.04% - 9.65% Trust Preferred Securities, due 2027 and 2038..................           805
     Other, including capital lease obligations...................................           749           335
                                                                                      ----------    ----------
                                                                                          34,910        12,202
     Less current portion.........................................................         3,203           460
     Less short-term debt.........................................................         3,750
                                                                                      ----------    ----------
                                                                                         $27,957       $11,742
                                                                                      ==========    ==========

     Maturities of long-term debt outstanding as of December 31, 2002 for the four years after 2003 are as follows (in millions):

                        2004...............................       $6,135
                        2005...............................       $4,454
                        2006...............................       $1,834
                        2007...............................       $1,170

     The Cross-Guarantee Structure
     To simplify the Company's capital structure, effective with the acquisition of Broadband, the Company and four of its cable holding company subsidiaries fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings is not a guarantor, and none of its debt is guaranteed. In connection with the Broadband acquisition, the Company borrowed $4 billion of short-term indebtedness and $3.2 billion of long-term indebtedness under the New Credit Facilities (see below) that is also a part of the Cross-Guarantee Structure. As of December 31, 2002, $24.729 billion of the Company's debt securities were entitled to the benefits of the Cross-Guarantee Structure, including $3.5 billion of AT&T's debt securities assumed by the Company in the Broadband acquisition (see Notes 5 and 16).

     Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally a part of the
     Cross-Guarantee Structure. On March 12, 2003, the Company announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware, Inc.'s $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Senior Notes Offerings
     In January and March 2003, the Company sold an aggregate of $3.0 billion of public debt consisting of $600 million of 5.85% senior notes due 2010, $900 million of 6.50% senior notes due 2015, $750 million of 5.50% senior notes due 2011 and $750 million of 7.05% senior notes due 2033. The Company used all of the net proceeds from the offerings to repay a portion of the Company's short-term debt outstanding under the Company's Bridge Credit Facility (see New Credit Facilities below).

     New Credit Facilities
     In May 2002, the Company entered into definitive credit agreements with a syndicate of lenders for an aggregate of $12.825 billion of financing (the "New Credit Facilities") to complete the Broadband acquisition (see Note 5) and to provide for the Company's financing needs after the Broadband acquisition. On November 18, 2002, in connection with the Broadband acquisition, the Company borrowed an aggregate of $7.2 billion under the New Credit Facilities and canceled $3.0 billion of the $12.825 billion of New Credit Facilities. Borrowings consisted of $4.0 billion of variable rate short-term debt (the "Bridge Credit Facility") and $3.2 billion of variable rate debt maturing November 2004.

     Zero Coupon Convertible Debentures
     The Company's Zero Coupon Debentures have a yield to maturity of 1.25%, computed on a semi-annual bond equivalent basis. The Zero Coupon Debentures may be converted, subject to certain restrictions, into shares of the Company's Class A Special common stock at the option of the holder at a conversion rate of 14.2566 shares per $1,000 principal amount at maturity, representing an initial conversion price of $54.67 per share. The Zero Coupon Debentures are senior unsecured obligations. The Company may redeem for cash, at their accreted value, all or part of the Zero Coupon Debentures on or after December 19, 2005.

     Holders may require the Company to repurchase, at their accreted value, the Zero Coupon Debentures on December 19, 2003, 2005, 2010 and 2015. The Company may choose to pay the repurchase price for 2003 and 2005 repurchases in cash or shares of its Class A Special common stock or a combination of cash and shares of its Class A Special common stock. The Company may pay the repurchase price for the 2010 and 2015 repurchases in cash only.

     Holders may surrender the Zero Coupon Debentures for conversion at any time prior to maturity if the closing price of the Company's Class A Special common stock is greater than 110% of the accreted conversion price for at least 20 trading days of the 30 trading days prior to conversion. During the year ended 2002, the Company repurchased from holders an aggregate of $1.023 billion accreted value of Zero Coupon Debentures for cash. The Company refinanced the redemption with borrowings under its New Credit Facilities.

     Amounts outstanding under the Zero Coupon Debentures are classified as long-term in the Company's consolidated balance sheet as of December 31, 2002 and 2001 as the Company has both the ability and the intent to refinance the Zero Coupon Debentures on a long-term basis with amounts available under the Company's credit facilities in the event holders of the Zero Coupon Debentures exercise their rights to require the Company to repurchase the Zero Coupon Debentures in December 2003.

     Notes Exchangeable into Common Stock
     As a result of the Broadband acquisition, the Company assumed exchangeable notes (the "Exchangeable Notes") which are mandatorily redeemable at the Company's option into shares of Cablevision Class A common stock or its cash equivalent (the "Cablevision Exchangeable Notes"), Microsoft common stock or its cash equivalent (the "Microsoft Exchangeable Notes"), (i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs (the "Vodafone Exchangeable Notes"), and Comcast Class A Special common stock or its cash equivalent (the "Comcast Exchangeable Notes"). The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. The Company's Exchangeable Notes are collateralized by the Company's investments in Cablevision, Microsoft and Vodafone, respectively, and the Comcast Class A

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Special common stock held in treasury (see Note 10). As of December 31, 2002, $3.161 billion of Exchangeable Notes bear interest at variable rates (three-month LIBOR plus 0.4% to 0.5%) and $2.298 billion of Exchangeable Notes bear interest at fixed rates ranging from 4.63% to 7.04%. As of December 31, 2002, the securities held by the Company collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES of $1.807 billion or the market value of Sprint PCS Stock. Prior to maturity, each ZONES is exchangeable at the holder's option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of December 31, 2002, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     Prior to the adoption of SFAS No. 133 on January 1, 2001, the Company accounted for the ZONES as an indexed debt instrument since the maturity value is dependent upon the fair value of Sprint PCS Stock. Therefore, the carrying value of the ZONES was adjusted each balance sheet date to reflect the fair value of the underlying Sprint PCS Stock with the change included in income related to indexed debt in the Company's consolidated statement of operations.

     Upon adoption of SFAS No. 133, the Company split the accounting for the ZONES into derivative and debt components. The Company also split the accounting for the Exchangeable Notes into derivative and debt components. The Company records the change in the fair value of the derivative component of the ZONES and the Exchangeable Notes (see Note 6) and the change in the carrying value of the debt component of the ZONES and the Exchangeable Notes as follows (in millions):


                                                                              Year Ended December 31, 2002
                                                                                                Exchangeable
                                                                                  Zones             Notes
                                                                            --------------     --------------
Balance at Beginning of Year:
   Debt component..........................................................     $      468          $
   Derivative component....................................................          1,145
                                                                            --------------     --------------
Total......................................................................          1,613

Acquisition of Broadband, debt component...................................                             6,993
Acquisition of Broadband, derivative component.............................                            (1,461)
                                                                            --------------     --------------
Total......................................................................                             5,532

Increase (decrease) in debt component to interest expense..................             23                (12)
Decrease in derivative component to investment income/expense..............           (937)               (61)

Balance at End of Year:
   Debt component..........................................................            491              6,981
   Derivative component....................................................            208             (1,522)
                                                                            --------------     --------------
Total......................................................................           $699          $   5,459
                                                                            ==============     ==============

     Trust Preferred Securities
     As a result of the Broadband acquisition, the Company assumed certain subsidiary trust preferred securities ("Trust Preferred Securities") which are recorded within long-term debt in the Company's consolidated balance sheet at December 31, 2002. AT&T agreed to guarantee the Trust Preferred Securities due 2038 through their call date of

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     October 2003, at which time the Company will either redeem them or provide substitute credit support. The Trust Preferred Securities are not part of the Cross-Guarantee Structure.

     Interest Rates;
     Bank debt interest rates vary based upon one or more of the following rates at the option of the Company:

         Prime rate to Prime plus .875%;
         Federal Funds rate plus .5% to 1.375%; and LIBOR plus .14% to 1.875%.

     The weighted average interest rate on the Company's short-term debt was 2.53% as of December 31, 2002. Excluding the derivative component of the ZONES and Exchangeable Notes whose changes in fair value are recorded to investment income (expense), the Company's effective weighted average interest rate on its total debt outstanding was 5.86% and 6.31% as of December 31, 2002 and 2001, respectively.

     Interest Rate Risk Management
     The Company is exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, the Company's policy is to maintain a mix of fixed and variable rate debt and to enter into various interest rate derivative transactions as described below.

     Using Swaps, the Company agrees to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Rate Locks are used to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations. Caps are used to lock in a maximum interest rate should variable rates rise, but enable the Company to otherwise pay lower market rates. Collars limit the Company's exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

     All derivative transactions must comply with a board-approved derivatives policy. In addition to prohibiting the use of derivatives for trading purposes or that increase risk, this policy requires quarterly monitoring of the portfolio, including portfolio valuation, measuring counterparty exposure and performing sensitivity analyses.

     The following table summarizes the terms of the Company's existing Swaps (dollars in millions):


                                      Notional                       Average          Average        Estimated
                                       Amount       Maturities       Pay Rate      Receive Rate      Fair Value
                                    -------------  -------------  --------------  ---------------  --------------
     As of December 31, 2002
     -----------------------
     Variable to Fixed Swaps           $1,811        2003-2005         7.5%            1.9%             $64
     Fixed to Variable Swaps            $300           2027            3.7%            9.7%             $41

     As of December 31, 2001
     -----------------------
     Variable to Fixed Swaps            $250         2002-2003         4.9%            2.2%             ($6)
     Fixed to Variable Swaps            $950         2004-2008         3.6%            7.5%             $47


     The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Rate Locks, Caps and Collars represent an integral part of the Company's interest rate risk management program, their incremental effect on interest expense for the years ended December 31, 2002, 2001 and 2000 was not significant.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



     In 2002, the Company entered into Rate Locks to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the Broadband acquisition may be adversely affected by interest rate fluctuations. To the extent the Rate Locks are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the Rate Locks are not included in earnings but are reported as a component of accumulated other comprehensive income (loss). Upon the assumption of certain fixed rate debt in connection with the Broadband acquisition, the value of the Rate Locks is being recognized as an adjustment to interest expense, similar to a deferred financing cost, over the same period in which the related interest costs on the debt are recognized in earnings. The unrealized pre-tax losses on cash flow hedges as of December 31, 2002 and 2001 of $225 million and $1 million have been reported in the Company's balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $79 million and $0.3 million, respectively.

     Estimated Fair Value
     The Company's debt had estimated fair values of $36.827 billion and $12.559 billion as of December 31, 2002 and 2001, respectively. The estimated fair value of the Company's publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to the Company for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

     Debt Covenants
     The Company's and certain of the Company's subsidiaries' loan agreements contain financial covenants which require that certain ratios and cash flow levels be maintained and contain certain restrictions on dividend payments and advances of funds to the Company. The Company and its subsidiaries were in compliance with all financial covenants for all periods presented.

     As of  December  31,  2002,  $37  million  of the  Company's  cash and cash equivalents is restricted under contractual or other arrangements. Restricted net assets of the Company's subsidiaries were approximately $12.597 billion as of December 31, 2002.

     Lines and Letters of Credit
     As of December 31, 2002, certain subsidiaries of the Company had unused lines of credit of $5.949 billion under their respective credit facilities.

     As of December 31, 2002, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $370 million to cover potential fundings under various agreements.

9.   PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

     Following the Broadband acquisition, the Company sponsors two pension plans which together provide benefits to substantially all former Broadband employees. Future benefits for both plans have been frozen, except for some union groups and some change-in-control payments. In addition, following the Broadband acquisition, the Company now sponsors a separate retiree medical plan for a small number of former Broadband employees.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table shows the components of the net periodic benefit costs for the year ended December 31, 2002, which are included in the Company's consolidated statement of operations (dollars in millions):


                                                                                  Pension      Postretirement
                                                                                 Benefits         Benefits
                                                                                 ---------    ----------------
Service cost-benefits earned during the period.............................             $1               $6
Interest cost on benefit obligations.......................................              3                4
Credit for expected return on plan assets..................................             (1)
                                                                                 ---------    -------------

Net periodic benefit cost..................................................             $3              $10
                                                                                 =========    =============

     The following table provides a reconciliation of the changes in the plans' benefit obligations for the year ended December 31, 2002 (dollars in millions):


                                                                                  Pension      Postretirement
                                                                                 Benefits         Benefits
                                                                                 ---------    ----------------
Benefit obligation, beginning of year......................................           $                 $50
Acquisition of Broadband...................................................            352              108
Service cost...............................................................              1                6
Interest cost..............................................................              3                4
Plan amendments............................................................                             (17)
Actuarial loss.............................................................                               3
Benefit payments...........................................................             (6)
                                                                                 ---------    -------------

Benefit obligation, end of year............................................           $350             $154
                                                                                 =========    =============


     The following table provides a reconciliation of the changes in the plans' fair value of assets for the year ended December 31, 2002 (dollars in millions):

                                                                                  Pension      Postretirement
                                                                                 Benefits         Benefits
                                                                                 ---------    ----------------
Fair value of plan assets, beginning of year...............................            $                $
Acquisition of Broadband...................................................             78                1
Benefit payments...........................................................             (6)
                                                                                 ---------    -------------

Fair value of plan assets, end of year.....................................            $72               $1
                                                                                 =========    =============

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The following table provides a statement of the plans' funded status as of December 31, 2002 (dollars in millions):


                                                                                  Pension      Postretirement
                                                                                 Benefits         Benefits
                                                                                 ---------    ----------------
Unfunded benefit obligation................................................          ($278)           ($153)
Unrecognized net loss (gain)...............................................              1               (9)
Unrecognized prior service cost............................................                             (14)
                                                                                 ---------    -------------

Net amount recorded........................................................          ($277)           ($176)
                                                                                 =========    =============

     The following table provides the amounts recorded in the Company's consolidated balance sheet as of December 31, 2002 (dollars in millions):


                                                                                  Pension      Postretirement
                                                                                 Benefits         Benefits
                                                                                 ---------    ----------------
Benefit obligation.........................................................          ($277)           ($176)
Benefit related liabilities................................................             (1)
Accumulated other comprehensive income.....................................              1
                                                                                 ---------    -------------

Net amount recorded........................................................          ($277)           ($176)
                                                                                 =========    =============

     The weighted-average assumptions in the following table were used in the measurement of the pension and postretirement benefit obligations and the net periodic benefit costs as applicable as of December 31, 2002:


                                                                                  Pension      Postretirement
                                                                                 Benefits         Benefits
                                                                                 ---------    ----------------
Discount rate..............................................................           6.50%            6.75%
Expected return on plan assets.............................................           7.00%            5.00%

     An 11% rate of increase in the per capita cost of covered healthcare benefits (the healthcare cost trend rate) was assumed. This rate was assumed to decline gradually after 2002 to 5% by the year 2014 and then remain level. Assumed healthcare cost trend rates have a significant effect on the amounts reported for the healthcare plans. A one percentage point increase or decrease in the assumed healthcare cost trend rate would increase or decrease the healthcare component of the accumulated postretirement benefit obligation by $6-7 million but would not have a material impact on the service and interest cost components of net periodic postretirement healthcare benefit costs.

10. STOCKHOLDERS' EQUITY

     Preferred Stock
     The Company is authorized to issue, in one or more series, up to a maximum of 20 million shares of preferred stock. The shares can be issued with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as the Company's board of directors shall from time to time fix by resolution.

     The Company's Series B Preferred Stock had a 5.25% pay-in-kind annual dividend. Dividends were paid quarterly through the issuance of additional shares of Series B Preferred Stock (the "Additional Shares") and were

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



     cumulative from the issuance date (except that dividends on the Additional Shares accrued from the date such Additional Shares were issued). The Series B Preferred Stock, including the Additional Shares, was convertible, at the option of the holder, into approximately 43 million shares of the Company's Class A Special common stock, subject to adjustment in certain limited circumstances, which equaled an initial conversion price of $11.77 per share, increasing as a result of the Additional Shares to $16.96 per share on June 30, 2004. The Series B Preferred Stock was mandatorily redeemable on June 30, 2017, or, at the option of the Company beginning on June 30, 2004 or at the option of the holder on June 30, 2004 or on June 30, 2012. Upon redemption, the Company, at its option, could redeem the Series B Preferred Stock with cash, Class A Special common stock or a combination thereof. The Series B Preferred Stock was generally non-voting. In December 2000, the Company issued approximately 38.3 million shares of its Class A Special common stock to the holder in connection with the holder's election to convert $533 million at redemption value of Series B Preferred Stock. In March 2001, the Company issued approximately 4.2 million shares of its Class A Special common stock to the holder in connection with the holder's election to convert the remaining $60 million at redemption value of Series B Preferred Stock.

     Common Stock
     The Company's Class A Special Common Stock is generally nonvoting. Holders of the Company's Class A common stock in the aggregate hold 66 2/3% of the aggregate voting power of the Company's capital stock. The number of votes that each share of the Company's Class A common stock will have at any given time will depend on the number of shares of Class A common stock and Class B common stock then outstanding. Each share of the Company's Class B common stock is entitled to fifteen votes and all shares of the Class B common stock in the aggregate have 33 1/3% of the voting power of all of the Company's common stock. The 33 1/3% aggregate voting power of the Class B common stock will not be diluted by additional issuances of any other class of the Company's common stock. The Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

     Treasury Stock
     Certain Broadband subsidiaries held AT&T preferred stock convertible into AT&T common stock. Prior to the closing of the Broadband acquisition, these subsidiaries converted the AT&T preferred stock into AT&T common stock. Upon closing of the Broadband acquisition, the shares of Broadband common stock were exchanged for approximately 243.6 million shares of the Company's Class A common stock. The Company classified these shares, which are held by certain subsidiaries of the Company, as treasury stock within stockholders' equity. The shares were valued at $6.391 billion based on the closing share price of the Comcast Class A common stock as of the closing date of the Broadband acquisition and will continue to be carried at this amount. The shares are deemed issued but not outstanding and will not be included in the computation of Diluted EPS.

     Prior to the Broadband acquisition, Broadband held approximately 47.3 million shares of the Company's Class A Special common stock which collateralize the related Comcast Exchangeable Notes (see Note 8). Upon closing of the Broadband acquisition, the Company classified these shares, which are held by a subsidiary of the Company, as treasury stock within stockholders' equity. The shares were valued based on the closing share price of the Comcast Class A Special common stock as of the closing date of the Broadband acquisition and will continue to be carried at this amount. The shares are deemed issued but not outstanding and because they are related to the Comcast Exchangeable Notes will be included in the computation of Diluted EPS in periods in which the Company has income.

     Board-Authorized Repurchase Programs
     The following table summarizes the Company's repurchases and sales of Comcast Put Options under its Board- authorized share repurchase programs (shares and dollars in millions):

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



                                                                            Year Ended December 31,
                                                                               2001        2000
                                                                             ---------   ---------
Shares repurchased........................................................           1           9
Aggregate consideration...................................................         $27        $325
Comcast Put Options sold..................................................                       2

     As part of the Company's Board-authorized repurchase programs, the Company sold Comcast Put Options on shares of its Class A Special common stock. The Comcast Put Options give the holder the right to require the Company to repurchase such shares at specified prices on specific dates. All Comcast Put Options sold expired unexercised. The Company reclassified the amount it would have been obligated to pay to repurchase such shares had the Comcast Put Options been exercised, from common equity put options to additional capital upon expiration of the Comcast Put Options.

     The following table summarizes the Company's share activity for the three years ended December 31, 2002:


                                                                                  Common Stock
                                                                 ----------------------------------------------
                                                   Series B
                                                   Preferred                          Class A
                                                     Stock           Class A          Special        Class B
                                                  ------------   ----------------  -------------  -------------
     Balance, January 1, 2000...................       569,640         25,993,380    716,442,482      9,444,375

     Acquisitions...............................                                     155,702,851
     Stock compensation plans...................                             (330)     2,599,151
     Retirement of common stock.................                       (3,106,500)    (6,006,800)
     Conversion of Series B Preferred...........      (533,685)                       38,278,558
     Series B preferred dividends...............        23,495
     Share exchange.............................                       (1,054,300)       998,950
                                                  ------------   ----------------  -------------  -------------

     Balance, December 31, 2000.................        59,450         21,832,250    908,015,192      9,444,375

     Stock compensation plans...................                           (2,828)     2,515,538
     Retirement of common stock.................                                        (808,000)
     Conversion of Series B Preferred...........       (59,450)                        4,208,824
                                                  ------------   ----------------  -------------  -------------

     Balance, December 31, 2001.................                       21,829,422    913,931,554      9,444,375

     Acquisitions...............................                    1,577,117,883     14,376,283
     Shares classified as treasury stock........                     (243,640,500)   (47,289,843)
     Stock compensation plans...................                           66,843      1,861,961
     Employee Stock Purchase Plan...............                                         463,635
                                                  ------------   ----------------  -------------  -------------

     Balance, December 31, 2002.................                    1,355,373,648    883,343,590      9,444,375
                                                  ============   ================  =============  =============

    Stock-Based Compensation Plans
    As of December 31, 2002, the Company and its subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of the boards of directors of the Company and its subsidiaries. These plans are described below.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


    Comcast Option Plans. The Company maintains stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plans"). Under the Comcast Option Plans, 138.9 million shares of Class A and Class A Special common stock were reserved for issuance upon the exercise of options, including those outstanding as of December 31, 2002. Option terms are generally from five to 10 1/2 years, with options generally becoming exercisable between two and 9 1/2 years from the date of grant.

    The following table summarizes the activity of the Comcast Option Plans (options in thousands):


                                           2002                     2001                       2000
                                    ------------------      ---------------------     -----------------------
                                             Weighted-                   Weighted-                 Weighted-
                                              Average                     Average                   Average
                                             Exercise                    Exercise                  Exercise
                                    Options    Price         Options       Price       Options       Price
                                    ------- -----------     ---------   -----------   ---------   -----------
Class A Common Stock
Outstanding at beginning of year...
Options exchanged for
   outstanding Broadband
   options in connection with
   acquisition.....................  61,094     $44.17
Granted............................   2,762      24.85
Exercised..........................     (43)     17.79
Canceled...........................    (238)     55.19
                                     ------
Outstanding at end of year.........  63,575      43.31
                                     ======
Exercisable at end of year.........  58,135      44.91
                                     ======

Class A Special Common Stock
Outstanding at beginning of year...  55,521     $26.89         49,618      $23.69        40,416       $16.01
Granted............................  13,857      32.29         10,084       37.52        15,300        39.43
Exercised..........................  (2,347)      8.83         (3,360)      10.62        (4,805)        8.60
Canceled...........................  (2,141)     30.38           (821)      30.69        (1,293)       25.98
                                     ------                    ------                    ------
Outstanding at end of year.........  64,890      28.57         55,521       26.89        49,618        23.69
                                     ======                    ======                    ======
Exercisable at end of year.........  22,798      21.08         16,892       15.57        13,267        11.35
                                     ======                    ======                    ======

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


   The following table summarizes information about the options outstanding under the Comcast Option Plans as of December 31, 2002 (options in thousands):


                                                     Options Outstanding                 Options Exercisable
                                          ------------------------------------------  -------------------------
                                                            Weighted-
                                                            Average       Weighted-                 Weighted-
     Range of                                Number        Remaining       Average      Number       Average
     Exercise                              Outstanding    Contractual     Exercise    Exercisable    Exercise
     Prices                                at 12/31/02       Life           Price     at 12/31/02     Price
     -------------------                  ------------- ---------------  -----------  -----------  ------------
     Class A Common Stock
     $3.89 - $15.21                             2,291        3.3 years        $9.59        2,291        $9.59
     $16.11 - $27.74                           10,377        8.1 years        24.98        4,975        23.69
     $27.76 - $33.73                           13,574        6.9 years        32.36       13,549        32.36
     $33.74 - $45.07                           13,852        3.9 years        38.37       13,839        38.37
     $45.08 - $60.89                           13,967        5.6 years        54.64       13,967        54.64
     $60.90 - $89.85                            9,514        5.5 years        77.59        9,514        77.59
                                           ----------                                 ----------
                                               63,575                                     58,135
                                           ==========                                 ==========

     Class A Special Common Stock
     $6.00 - $15.66                            10,963        2.9 years        $9.97        8,751        $9.96
     $16.94 - $25.58                           13,431        6.5 years        18.39        6,367        17.03
     $27.04 - $35.49                           16,968        8.1 years        34.13        3,241        32.15
     $35.53 - $45.94                           22,042        7.8 years        38.26        3,810        39.13
     $46.00 - $53.13                            1,486        6.9 years        50.53          629        50.40
                                           ----------                                 ----------
                                               64,890                                     22,798
                                           ==========                                 ==========


COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Subsidiary Option Plans. Certain of the Company's subsidiaries maintain combination stock option/stock appreciation rights ("SAR") plans (collectively, the "Tandem Plans") for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the eligible participant elects the SAR feature of the Tandem Plans, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four to five years from the date of grant.

     The QVC Tandem Plan is the most significant of the Tandem Plans. The following table summarizes information related to the QVC Tandem Plan (options/SARs in thousands):


                                                                             At December 31,
                                                                   2002            2001           2000
                                                                -----------     ----------     -----------
Options/SARs outstanding at end
   of year......................................................        240            253             219
                                                                ===========     ==========     ===========

Weighted-average exercise price of
   options/SARs outstanding
   at end of year...............................................  $1,086.37        $913.88         $789.51
                                                                ===========     ==========     ===========

Options/SARs exercisable at end
   of year......................................................        115            113              79
                                                                ===========     ==========     ===========

Weighted-average exercise price
   of options/SARs exercisable
   at end of year...............................................    $839.59        $706.51         $606.92
                                                                ===========     ==========     ===========


     As of the latest valuation date, the fair value of a share of QVC Common Stock was $1,768.15.

     Other Stock-Based Compensation Plans
     The Company maintains a restricted stock plan under which management employees may be granted restricted share awards in the Company's Class A or Class A Special common stock (the "Restricted Stock Plan"). The share awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights. At December 31, 2002, there were 150,000 shares of Class A common stock and 763,000 shares of Comcast Class A Special common stock issuable in connection with restricted share awards under the Restricted Stock Plan, of which zero shares and 166,000 shares were issued in January 2003, respectively.

     The Company maintains a deferred stock option plan for certain employees, officers and directors which provides the optionees with the opportunity to defer the receipt of shares of the Company's Class A or Class A Special common stock which would otherwise be deliverable upon exercise by the optionees of their stock options. As of December 31, 2002, 6.1 million shares of Class A Special common stock were issuable under options exercised but the receipt of which was irrevocably deferred by the optionees pursuant to the Company's deferred stock option plan.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     Certain of the Company's subsidiaries have SAR plans for certain employees, officers, directors and other persons (the "SAR Plans"). Under the SAR Plans, eligible participants are entitled to receive a cash payment equal to 100% of the excess, if any, of the fair value of a share of the underlying common stock at the exercise date over the fair value of such a share at the grant date. The SARs have a term of ten years from the date of grant and become exercisable over four to five years from the date of grant.

     The following table summarizes information related to the Company's Restricted Stock Plan and SAR Plans:


                                                                     Year Ended December 31,
                                                                2002           2001           2000
                                                              ---------      ---------       -------

Restricted Stock Plan
Shares granted (in thousands)...............................         61            157           504
Weighted-average fair value per share at date of grant......     $28.47         $39.52        $37.80
Compensation expense (in millions)..........................         $8             $9            $9

SAR Plans
Compensation expense (in millions)..........................         $3             $4            $2

11.  INCOME TAXES

     The  Company   joins  with  its  80%  or  more  owned   subsidiaries   (the
     "Consolidated Group") in filing consolidated federal income tax returns. QVC and E! Entertainment each file separate consolidated federal income tax returns. Income tax expense consists of the following components (in millions):


                                                                               Year Ended December 31,
                                                                         2002           2001           2000
                                                                       ---------      ---------      ---------
     Current expense
     Federal.........................................................       $168           $622           $309
     State...........................................................         61             85             43
     Foreign.........................................................          5              3              2
                                                                       ---------      ---------      ---------
                                                                             234            710            354
                                                                       ---------      ---------      ---------

     Deferred expense (benefit)
     Federal.........................................................        (93)          (255)           999
     State...........................................................         (6)            15             76
     Foreign.........................................................         (1)
                                                                       ---------      ---------      ---------
                                                                            (100)          (240)         1,075
                                                                       ---------      ---------      ---------
     Income tax expense..............................................       $134           $470         $1,429
                                                                       =========      =========      =========

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The Company's effective income tax expense differs from the statutory amount because of the effect of the following items (in millions):


                                                                               Year Ended December 31,
                                                                         2002           2001            2000
                                                                       ---------      ---------      ----------
     Federal tax at statutory rate...................................        $25           $299          $1,248
     Non-deductible depreciation and amortization....................                       107             102
     State income taxes, net of federal benefit......................         36             65              77
     Foreign losses and equity in net losses of affiliates...........         14              7               8
     Increase in valuation allowance.................................         12
     Adjustment to prior year accrual................................         45
     Other...........................................................          2             (8)             (6)
                                                                       ---------      ---------      ----------

     Income tax expense..............................................       $134           $470          $1,429
                                                                       =========      =========      ==========

     The Company's net deferred tax liability consists of the following components (in millions):


                                                                              December 31,
                                                                         2002             2001
                                                                       ---------        ---------
     Deferred tax assets:
        Net operating loss carryforwards.............................       $530             $243
        Allowances for doubtful accounts and excess
           and obsolete inventory....................................        105              109
        Differences between book and tax basis of long-term debt.....        424
        Non- deductible accruals and other...........................      1,866              167
        Less: Valuation allowance....................................        (12)
                                                                       ---------        ---------
                                                                           2,913              519
                                                                       ---------        ---------

     Deferred tax liabilities:
        Temporary differences, principally book and tax basis
          of property and equipment and intangible assets............    $20,552            6,329
        Differences between book and tax basis
          of investments.............................................      6,038              645
        Differences between book and tax basis of
          indexed debt securities....................................        409              196
                                                                       ---------        ---------
                                                                          26,999            7,170
                                                                       ---------        ---------
     Net deferred tax liability......................................    $24,086           $6,651
                                                                       =========        =========

     The Company recorded $17.541 billion of deferred income tax liabilities in 2002 in connection with the Broadband acquisition, principally related to basis differences in investments, property and equipment and intangible assets. Changes in estimates as it relates to Broadband's preacquisition tax liabilities will be adjusted through an increase or decrease in goodwill attributable to the acquisition. The Company recorded a decrease of ($221) million, ($149) million and ($3.055) billion to deferred income tax liabilities in 2002, 2001 and 2000, respectively, in connection with unrealized losses on marketable securities which are included in other comprehensive income (loss). The Company recorded $207 million of deferred income tax liabilities in 2001 in connection with the cumulative effect of accounting change related to the adoption of SFAS No. 133 (see Note 2).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     The Company has recorded net deferred tax liabilities of $976 million and $275 million, as of December 31, 2002 and 2001, respectively, which have been included in current liabilities, related primarily to current investments. The Company has federal net operating loss carryforwards of approximately $950 million and various state net operating loss carryforwards, which expire in periods through 2022.

12.  STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The  following  table   summarizes  the  fair  values  of  the  assets  and
     liabilities associated with acquisitions by the Company through noncash transactions (see Note 5) (in millions):

                                                                               Year Ended December 31,
                                                                         2002           2001            2000
                                                                       ---------     ----------      ----------
     Current assets.................................................      $1,533            $57            $216
     Investments....................................................      17,325                            437
     Property and equipment.........................................      11,757            580           1,296
     Intangible assets..............................................      46,510          3,043          15,400
     Other noncurrent assets........................................         300
     Current liabilities............................................      (4,694)           (37)           (277)
     Short-term debt and current portion of long-term debt..........      (8,049)
     Long-term debt.................................................     (16,811)                        (2,147)
     Deferred income taxes..........................................     (17,541)           (77)         (3,308)
     Other noncurrent liabilities and minority interest.............      (5,831)
     Comcast shares held by Broadband...............................       1,126
                                                                       ---------     ----------      ----------
          Net assets acquired.......................................     $25,625         $3,566         $11,617
                                                                       =========     ==========      ==========

     The following table summarizes the Company's cash payments for interest and income taxes (in millions):


                                                                                 Year Ended December 31,
                                                                                2002      2001        2000
                                                                              --------  --------    --------
Interest.................................................................         $803      $660        $706
Income taxes.............................................................         $288      $561        $709

13.  COMMITMENTS AND CONTINGENCIES

     Commitments
     The Company's programming networks have entered into license agreements for programs and sporting events which will be available for telecast subsequent to December 31, 2002. In addition, the Company, through Comcast-Spectacor, has employment agreements with both players and coaches of its professional sports teams. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

     Following the Broadband acquisition, certain subsidiaries of the Company support debt compliance with respect to obligations aggregating $1.461 billion as of December 31, 2002 of certain cable television partnerships which the Company accounts for under the equity method (see Note 6). The obligations expire between May 2008 and May 2009. Although there can be no assurance, management believes that it will not be required to meet its obligations under such guarantees. The total notional amount of guarantees for the Company was $1.461 billion as of December 31, 2002, at which time there were no quoted market prices for similar agreements.

     The following table summarizes the Company's minimum annual programming commitments under network launch and program license agreements, the Company's future commitments under long-term professional sports contracts,

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



     and the Company's minimum annual rental commitments for office space, equipment and transponder service agreements under noncancellable operating and capital leases as of December 31, 2002 (in millions):


                                                           Professional
                                           Programming        Sports      Operating
                                            Agreements       Contracts      Leases      Total
                                          --------------   -------------  ----------  ----------
         2003...........................         $104             $126          $248        $478
         2004...........................           98              113           201         412
         2005...........................           97               84           153         334
         2006...........................          101               50           120         271
         2007...........................           83               24           100         207
         Thereafter.....................          485                8           298         791

     The following table summarizes the Company's rental expense charged to operations (in millions):


                                                                                 Year Ended December 31,
                                                                                2002      2001        2000
                                                                              --------  --------    --------
Rental expense.............................................................     $172      $121        $98

     Contingencies
     On March 3, 2003, the Company announced that Liberty Media Corporation ("Liberty") delivered a notice to it, pursuant to the stockholders agreement between the Company and Liberty, that triggers an exit rights process with respect to Liberty's approximate 42% interest in QVC. The Company and Liberty will attempt to negotiate the fair market value of QVC prior to March 31, 2003. If the Company and Liberty cannot agree, an appraisal process will determine the value of QVC. The Company will then have the right to purchase Liberty's interest in QVC at the determined value. The Company may pay Liberty for the QVC stock in cash, in a promissory note maturing not more than three years after issuance, in its equity securities or in a combination of these, subject to Liberty's right to request payment in all equity securities and the parties' obligation to use reasonable efforts to consummate the purchase in the most tax efficient method available (provided that the Company is not required to issue securities representing more than 4.9% of the outstanding equity or vote of the Company's common stock). If the Company elects not to purchase
     Liberty's interest in QVC, Liberty then will have a similar right to purchase the Company's approximate 57% interest in QVC. If neither the Company nor Liberty elect to purchase the interest of the other, then the Company and Liberty are required to use their best efforts to sell QVC; either company is permitted to be a purchaser in any such sale. The Company and Liberty may agree not to enter into a transaction, or may agree to a transaction other than that specified in the stockholders agreement. Under the current terms of the stockholders agreement between the Company and Liberty, the Company would no longer control QVC if it elects not to purchase Liberty's interest in QVC.

     The Company and the minority owner group in Comcast Spectacor each have the right to initiate an "exit" process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, the Company would have the option to acquire the interests in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. In the event the Company does not exercise this option, the Company and the minority owner group would then be required to use their best efforts to sell Comcast Spectacor. This exit process includes the minority owner group's interest in CSN.

     The Company holds the majority of its interest in E! Entertainment through Comcast Entertainment Holdings, LLC ("Entertainment Holdings"), which is owned 50.1% by the Company and 49.9% by The Walt Disney Company ("Disney"). Under a limited liability company agreement between the Company and Disney, the Company controls E! Entertainment's operations. As a result of the Broadband acquisition and in certain other circumstances, under the agreement Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


     the right to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If
     Disney exercises this right within a specified time period, and Entertainment Holdings elects not to purchase Disney's interest, Disney then has the right to purchase, at appraised fair market value, either the Company's entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney's nor the Company's interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

     Litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet access and content services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At
     Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. An amended consolidated class action complaint was filed on November 8, 2002. All of the defendants served motions to dismiss on February 11, 2003.

     Under the terms of the Broadband acquisition, the Company is contractually liable for 50% of any liabilities of AT&T relating to At Home, including any resulting from any pending or threatened litigation. AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where the Company is also a defendant, there are two additional actions brought by At Home's bondholders' liquidating trust against AT&T, not naming the Company: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. AT&T moved to dismiss the Santa Clara action on the grounds that California is an inconvenient forum, but the court denied AT&T's motion. AT&T also moved to transfer the Northern District of California action to the Southern District of New York as being a more convenient venue. AT&T's motion is pending.

     The Company denies any wrongdoing in connection with the claims which have been made directly against the Company, its subsidiaries and Brian L. Roberts, and intends to defend all of these claims vigorously. In management's opinion, the final disposition of these claims is not expected to have a material adverse effect on the Company's consolidated financial position, but could possibly be material to the Company's consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to such consolidated financial position.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)




     Management is continuing to evaluate this litigation and is unable to currently determine what impact, if any, that the Company's 50% share of the AT&T At Home potential liabilities would have on the Company's consolidated financial position or results of operations. No assurance can be given that any adverse outcome would not be material.

     Some of the entities formerly attributed to Broadband which are now subsidiaries of the Company are parties to an affiliation term sheet with Starz Encore Group LLC, an affiliate of Liberty Media Corporation, which extends to 2022. The term sheet requires annual fixed price payments, subject to adjustment for various factors, including inflation. The term sheet also requires the Company to pay two-thirds of Starz Encore's programming costs above levels designated in the term sheet. Excess programming costs that may be payable by the Company in future years are not presently estimable, and could be significant.

     By letter dated May 29, 2001, Broadband disputed the enforceability of the excess programming pass-through provisions of the Starz Encore term sheet and questioned the validity of the term sheet as a whole. Broadband also has raised certain issues concerning the uncertainty of the provisions of the term sheet and the contractual interpretation and application of certain of its provisions to, among other things, the acquisition and disposition of cable systems. In July 2001, Starz Encore filed a lawsuit in Colorado state court seeking payment of the 2001 excess programming costs and a declaration that the term sheet is a binding and enforceable contract. In October 2001, Broadband and Starz Encore agreed to delay any further proceedings in the litigation until August 31, 2002 to allow the parties time to continue negotiations toward a potential business resolution of this dispute. As part of this standstill agreement, Broadband and Starz Encore settled Starz Encore's claim for the 2001 excess programming costs, and Broadband agreed to continue to make the standard monthly payments due under the term sheet, with a full reservation of rights with respect to these payments. In connection with the standstill agreement, the court granted a stay on October 30, 2001. The terms of the stay order allowed either party to petition the court to lift the stay after April 30, 2002 and to proceed with the litigation. Broadband and Starz Encore agreed to extend the standstill agreement to and including January 31, 2003, with a requirement that the parties attempt to mediate the dispute. A mediation session held in January 2003 did not result in any resolution of the matter.

     On November 18, 2002, the Company and Comcast Holdings filed suit against Starz Encore in the United States District Court for the Eastern District of Pennsylvania. The Company and Comcast Holdings seek a declaratory judgment that, pursuant to their rights under a March 17, 1999 contract with a predecessor of Starz Encore, upon the completion of the Broadband acquisition that contract now provides the terms under which Starz Encore programming is acquired and transmitted by the Company's cable systems. On January 8, 2003, Starz Encore filed a motion to dismiss the lawsuit on the grounds that claims asserted by the Company and Comcast Holdings raised issues of state law that the United States District Court should decline to decide. The Company has responded contesting these assertions. That motion has been submitted to the Court for decision.

     On January 31, 2003, Starz Encore filed an amended complaint in its lawsuit against Broadband in Colorado state court. The amended complaint adds the Company and Comcast Holdings as defendants and adds new claims against the Company, Comcast Holdings and Broadband asserting alleged breaches of, and interference with, the standstill agreement relating to the lawsuit filed by the Company and Comcast Holdings in federal District Court in Pennsylvania and to the defendants' position that since the completion of the Broadband acquisition, the March 17, 1999 contract now provides the terms under which Starz Encore programming is acquired and transmitted by the Company's cable systems.

     On March 3, 2003, Starz Encore filed a motion for leave to file a second amended complaint that would add allegations that Broadband has breached certain joint-marketing obligations under the term sheet and that the
     Company and Comcast Holdings have breached certain joint-marketing obligations under the March 17, 1999 contract and other agreements. The Company, Comcast Holdings and Broadband intend to oppose Starz Encore's motion for leave to file a second amended complaint and, in light of Starz Encore's pending motion for leave to amend, have sought an extension of time from the Court to respond to Starz Encore's amended complaint.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



     An entity formerly attributed to Broadband, which is now a subsidiary of the Company, is party to a master agreement that may not expire until December 31, 2012, under which it purchases certain billing services from CSG Systems, Inc. The master agreement requires monthly payments, subject to adjustment for inflation. The master agreement also contains a most favored nation provision that may affect the amounts paid thereunder.

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that the Company is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. A hearing in the arbitration is scheduled to commence on May 5, 2003.

     On June 21, 2002, CSG filed a lawsuit against Comcast Holdings in federal court in Denver, Colorado asserting claims related to the master agreement and the pending arbitration. On November 4, 2002, CSG withdrew its complaint against Comcast Holdings without prejudice. On November 15, 2002, the Company initiated a lawsuit against CSG in federal court in
     Philadelphia, Pennsylvania asserting that cable systems owned by Comcast Holdings are not required to use CSG as a billing service or customer care provider pursuant to the master agreement, and that the former Broadband cable systems owned by the Company may be added to a billing service agreement between the Company and CSG. CSG moved to dismiss or stay the lawsuit on the ground that the issues raised by the complaint could be wholly or substantially determined by the above-mentioned arbitration. By Order dated February 10, 2003, the Court stayed the lawsuit until further notice.

     On January 8, 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against the Company and Comcast Cable Holdings, LLC (formerly
     AT&T Broadband LLC and Tele-Communications, Inc.), a wholly owned subsidiary of the Company. The complaint alleges that Comcast Cable Holdings breached a 1997 "contribution agreement" between Liberty Digital and Comcast Cable Holdings and that the Company tortiously interfered with that agreement. The complaint alleges that this purported agreement obligates Comcast Cable Holdings to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. The Company and Comcast Cable Holdings filed their answer to the complaint on March 5, 2003, in which they denied the essential allegations of the complaint and asserted various affirmative defenses.

     In management's opinion, the final disposition of the Starz Encore, CSG and Liberty Digital contractual disputes is not expected to have a material adverse effect on the Company's consolidated financial position or results of operations. However, no assurance can be given that any adverse outcome would not be material to such consolidated financial position or results of operations.

     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

     In connection with a license awarded to an affiliate, the Company is contingently liable in the event of nonperformance by the affiliate to reimburse a bank which has provided a performance guarantee. The amount of the performance guarantee is approximately $200 million; however the Company's current estimate of the amount of expenditures (principally in the form of capital expenditures) that will be made by the affiliate necessary to comply with the performance requirements will not exceed $75 million.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



14. FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (dollars in millions).

                                                                                                    Corporate
                                                                            Cable      Commerce   and Other(1)     Total
                                                                          ---------   ----------  ------------- ------------
2002
----
Revenues (2)...........................................................      $7,350      $4,381         $729       $12,460
Operating income before depreciation and amortization (3)..............       2,798         858           35         3,691
Depreciation and amortization..........................................       1,670         119          243         2,032
Operating income (loss) ...............................................       1,128         739         (208)        1,659
Interest expense.......................................................         723          14          147           884
Assets.................................................................     106,291       3,000        3,814       113,105
Long-term debt.........................................................      26,033           1        1,923        27,957
Capital expenditures...................................................       1,814         123           38         1,975

2001
----
Revenues (2)...........................................................      $5,323      $3,917         $596        $9,836
Operating income (loss) before depreciation  and amortization (3)......       2,054         722         (106)        2,670
Depreciation and amortization..........................................       3,044         143          229         3,416
Operating income (loss)................................................        (990)        579         (335)         (746)
Interest expense.......................................................         546          26          162           734
Assets.................................................................      29,085       2,809        6,367        38,261
Long-term debt.........................................................       8,363          63        3,316        11,742
Capital expenditures...................................................       1,855         143          184         2,182

2000
----
Revenues (2)...........................................................      $4,362      $3,536         $459        $8,357
Operating income (loss) before depreciation  and amortization (3)......       1,903         619          (64)        2,458
Depreciation and amortization..........................................       2,419         126           74         2,619
Operating income (loss)................................................        (516)        493         (138)         (161)
Interest expense.......................................................         516          35          177           728
Assets.................................................................      25,764       2,632        7,478        35,874
Long-term debt.........................................................       6,711         302        3,504        10,517
Capital expenditures...................................................       1,249         156          232         1,637
______________

(1)  Other includes  segments not meeting  certain  quantitative  guidelines for reporting including the Company's content (see Note 1) and business communications operations, as well as elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations (see Notes 6 and 7).
(2) Revenues include $678 million, $508 million and $458 million in 2002, 2001 and 2000, respectively, of non-US revenues, principally related to the Company's Commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
(3) Operating income (loss) before depreciation and amortization is commonly referred to in the Company's businesses as "EBITDA." EBITDA is a measure of a company's ability to generate cash to service its obligations, including debt service obligations, and to finance capital and other expenditures. In part due to the capital intensive nature of the Company's businesses and the resulting significant level of non-cash depreciation and amortization expense, EBITDA is frequently used as one of the bases for comparing businesses in the Company's industries, although the Company's measure of EBITDA may not be comparable to similarly titled measures of other companies. EBITDA is the primary basis used by the Company's management to measure the operating performance of its businesses. EBITDA does not purport to represent net income or net cash provided by operating activities, as those terms are defined under generally accepted accounting principles, and should not be considered as an alternative to such measurements as an indicator of the Company's performance.


COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)



15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)


                                                              First      Second      Third       Fourth       Total
                                                             Quarter     Quarter    Quarter     Quarter       Year
                                                            ---------   ---------  ---------  ------------  ---------
                                                                   (Dollars in millions, except per share data)
  2002
  ----
  Revenues..................................................   $2,672      $2,709     $2,705       $4,374     $12,460
  Operating income..........................................      421         478        431          329       1,659
  Income (loss) before cumulative effect of
     accounting change......................................      (89)       (210)        76          (51)      (274)
  Basic earnings (loss) for common
     stockholders per common share
    Income (loss) before cumulative effect of
     accounting change......................................    (0.09)      (0.22)      0.08        (0.03)      (0.25)
    Net income (loss).......................................    (0.09)      (0.22)      0.08        (0.03)      (0.25)
  Diluted earnings (loss) for common
     stockholders per common share
    Income (loss) before cumulative effect of
     accounting change......................................    (0.09)      (0.22)      0.08        (0.03)      (0.25)
    Net income (loss).......................................    (0.09)      (0.22)      0.08        (0.03)      (0.25)
  Operating income before depreciation and
     amortization (1).......................................      808         867        826        1,190       3,691

  2001
  ----
  Revenues..................................................   $2,232      $2,338     $2,401       $2,865      $9,836
  Operating loss............................................     (101)       (133)      (178)        (334)       (746)
  Income (loss) before cumulative effect of accounting
       change...............................................      617          35       (107)        (321)        224
  Basic earnings (loss) for common
       stockholders per common share
    Income (loss) before cumulative effect of accounting
       change...............................................     0.65        0.04      (0.11)       (0.34)       0.24
    Net income (loss).......................................     1.06        0.04      (0.11)       (0.34)       0.64
  Diluted earnings (loss) for common
       stockholders per common share
    Income (loss) before cumulative effect of accounting
       change...............................................     0.64        0.04      (0.11)       (0.34)       0.23
    Net income (loss).......................................     1.04        0.04      (0.11)       (0.34)       0.63
  Operating income before depreciation and
       amortization (1).....................................      634         693        701          642       2,670

______________
(1)  See Note 14, note 3.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In November 2002, in order to simplify the Company's capital structure, the Company and four of its cable holding company subsidiaries, Comcast Cable Communications, Inc. (Comcast Cable or "CCCI"), Comcast Cable Communications Holdings, Inc. (Comcast Cable Communications Holdings or "CCCH"), Comcast MO Group, Inc. ("Comcast MO Group"), and Comcast Cable Holdings, LLC (Comcast Cable Holdings or "CCH", and together with Comcast MO Group, "CCHMO"), fully and unconditionally guaranteed each other's debt securities (see Note 8). Condensed consolidating financial information of the Company as of and for the year ended December 31, 2002 is as follows (in millions):

                                                   Comcast Corporation
                                          Condensed Consolidating Balance Sheet
                                                 As of December 31, 2002



                                                                                               Elimination
                                                                        Combined    Non-           and       Consolidated
                                             Comcast    CCCI     CCCH     CCHMO   Guarantor   Consolidation    Comcast
                                              Parent   Parent   Parent   Parents Subsidiaries   Adjustments  Corporation
                                             -------- -------- --------  ------- ------------   -----------  -----------
ASSETS
   Cash and cash equivalents................    $        $        $         $         $781          $             $781
   Investments..............................       30                                3,236                       3,266
   Accounts receivable, net.................                                         1,383                       1,383
   Inventories, net.........................                                           479                         479
   Assets held for sale.....................                                           613                         613
   Deferred income taxes....................                                           129                         129
   Other current assets.....................       22                                  403                         425
                                             -------- -------- -------- --------- --------      ---------  -----------
     Total current assets...................       52                                7,024                       7,076
                                             -------- -------- -------- --------- --------      ---------  -----------
   INVESTMENTS..............................                                        15,207                      15,207
     INVESTMENTS IN AND AMOUNTS DUE FROM
     SUBSIDIARIES ELIMINATED UPON
     CONSOLIDATION..........................   39,356   21,818   33,683    40,749   13,913       (149,519)
   PROPERTY AND EQUIPMENT, net..............                                        18,866                      18,866
   FRANCHISE RIGHTS.........................                                        48,222                      48,222
   GOODWILL.................................                                        17,397                      17,397
   OTHER INTANGIBLE ASSETS, net.............                                         5,599                       5,599
   OTHER NONCURRENT ASSETS, net............        74       99      121                444                         738
                                             -------- -------- -------- --------- --------      ---------  -----------
   Total Assets.............................  $39,482  $21,917  $33,804   $40,749 $126,672      ($149,519)    $113,105
                                             ======== ======== ======== ========= ========      =========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable.........................       $1    $        $          $      $1,662          $           $1,663
   Accrued expenses and other current
     liabilities ...........................      208      107       46       469    4,819                       5,649
   Liabilities related to assets held
     for sale...............................                                            13                          13
   Deferred income taxes....................                                         1,105                       1,105
   Short-term debt..........................                      3,750                                          3,750
   Current portion of long-term debt........                                1,465    1,738                       3,203
                                             -------- -------- -------- --------- --------      ---------  -----------
     Total current liabilities..............      209      107    3,796     1,934    9,337                      15,383
                                             -------- -------- -------- --------- --------      ---------  -----------
   LONG-TERM DEBT, less current portion.....      680    7,897    6,005     4,932    8,443                      27,957
   DEFERRED INCOME TAXES....................                                        23,110                      23,110
   OTHER NONCURRENT LIABILITIES.............      264                         200    5,188                       5,652
   MINORITY INTEREST........................                                         2,674                       2,674

STOCKHOLDERS' EQUITY
   Common stock.............................       25                                                               25
   Other stockholders' equity...............   38,304   13,913   24,003    33,683   77,920       (149,519)      38,304
                                             -------- -------- -------- --------- --------      ---------  -----------
     Total Stockholders' Equity.............   38,329   13,913   24,003    33,683   77,920       (149,519)      38,329
                                             -------- -------- -------- --------- --------      ---------  -----------
     Total Liabilities and Stockholders'
       Equity..............................   $39,482  $21,917  $33,804   $40,749 $126,672      ($149,519)    $113,105
                                             ======== ======== ======== ========= ========      =========  ===========


COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Continued)


                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Operations
                                           For the Year Ended December 31, 2002



                                                                                               Elimination
                                                                        Combined    Non-           and       Consolidated
                                             Comcast    CCCI     CCCH     CCHMO   Guarantor   Consolidation    Comcast
                                              Parent   Parent   Parent   Parents Subsidiaries   Adjustments  Corporation
                                             -------- -------- --------  ------- ------------   -----------  -----------

REVENUES
   Service revenues.........................    $        $        $          $         $8,079       $          $8,079
   Net sales from electronic retailing......                                            4,381                   4,381
                                             -------- ------- ---------   --------   --------   ---------- ----------
                                                                                       12,460                  12,460
                                             -------- ------- ---------   --------   --------   ---------- ----------
COSTS AND EXPENSES
   Operating (excluding depreciation).......                                            3,511                   3,511
   Cost of goods sold from electronic
      retailing (excluding depreciation)....                                            2,793                   2,793
   Selling, general and administrative......       24                           37      2,404                   2,465
   Depreciation.............................                                            1,775                   1,775
   Amortization.............................                                              257                     257
                                             -------- ------- ---------   --------   --------   ---------- ----------
                                                   24                           37     10,740                  10,801
                                             -------- ------- ---------   --------   --------   ---------- ----------

OPERATING INCOME (LOSS).....................      (24)                         (37)     1,720                   1,659

OTHER INCOME (EXPENSE)
   Interest expense.........................       (2)   (566)      (59)       (46)      (211)                   (884)
   Investment expense.......................                                             (605)                   (605)
   Equity in net losses of affiliates.......     (124)    847      (176)      (125)       399         (924)      (103)
   Other income.............................                                                3                       3
                                             -------- ------- ---------   --------   --------   ---------- ----------
                                                 (126)    281      (235)      (171)      (414)        (924)    (1,589)
                                             -------- ------- ---------   --------   --------   ---------- ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
  BEFORE INCOME TAXES AND MINORITY
  INTEREST..................................     (150)    281      (235)      (208)     1,306         (924)        70
INCOME TAX (EXPENSE) BENEFIT................       10     221        23         32       (420)                   (134)
                                             -------- ------- ---------   --------   --------   ---------- ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST.................     (140)    502      (212)      (176)       886         (924)       (64)
MINORITY INTEREST...........................                                             (212)                   (212)
                                             -------- ------- ---------   --------   --------   ---------- ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....     (140)    502      (212)      (176)       674         (924)      (276)
DISCONTINUED OPERATIONS.....................                                                2                       2
                                             -------- ------- ---------   --------   --------   ---------- ----------
NET INCOME (LOSS)...........................    ($140)   $502     ($212)     ($176)      $676        ($924)     ($274)
                                             ======== ======= =========   ========   ========   ========== ==========



COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (Concluded)

                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Cash Flows
                                           For the Year Ended December 31, 2002


                                                                                               Elimination
                                                                        Combined    Non-           and       Consolidated
                                             Comcast    CCCI     CCCH     CCHMO   Guarantor   Consolidation    Comcast
                                              Parent   Parent   Parent   Parents Subsidiaries   Adjustments  Corporation
                                             -------- -------- --------  ------- ------------   -----------  -----------

OPERATING ACTIVITIES
Net income (loss)...........................    ($140)   $502     ($212)   ($176)      676         ($924)        ($274)
Adjustments to reconcile net income (loss)
   to net cash provided by operating
   activities from continuing operations:
   Depreciation.............................                                         1,775                       1,775
   Amortization.............................                                           257                         257
   Non-cash interest expense, net...........              (16)               (11)       37                          10
   Equity in net losses (income) of
     affiliates.............................      124    (847)      176      125      (399)          924           103
   Losses (gains) on investments and
     other (income) expense, net............                                           673                         673
   Minority interest........................                                           212                         212
   Deferred income taxes....................                                          (100)                       (100)
   Other....................................                                           (21)                        (21)
                                             -------- -------  --------  ------- ---------      --------     ---------
                                                  (16)   (361)      (36)     (62)    3,110                       2,635
   Changes in working capital
     Decrease in accounts receivable, net...                                            87                          87
     Increase in inventories, net...........                                           (25)                        (25)
     Increase in other assets...............                                           (40)                        (40)
     Increase in accounts payable, accrued
       expenses and other current
       liabilities.........................        16       3       (15)    (112)      448                         340
                                             -------- -------  --------  ------- ---------      --------     ---------
                                                   16       3       (15)    (112)      470                         362

   Discontinued operations..................                                            (2)                         (2)
                                             -------- -------  --------  ------- ---------      --------     ---------

     Net cash provided by (used in) operating
     activities from continuing operations..             (358)      (51)    (174)    3,578                       2,995
                                             -------- -------  --------  ------- ---------      --------     ---------

FINANCING ACTIVITIES
   Proceeds from borrowings.................      680   1,568     6,501                 10                       8,759
   Retirements and repayments of debt.......           (2,216)   (6,100)     (10)   (1,482)                     (9,808)
   Proceeds from settlement of interest rate
      exchange agreements...................               57                                                       57
   Issuances of common stock................                                            19                          19
   Equity contributions from a minority
      partner to a subsidiary...............                                           13                          13
   Deferred financings costs................             (225)                        (107)                       (332)
                                             -------- -------  --------  ------- ---------      --------     ---------
   Net cash (used in) provided by
     financing activities from continuing
     operations.............................      680    (816)      401      (10)   (1,547)                     (1,292)
                                             -------- -------  --------  ------- ---------      --------     ---------

INVESTING ACTIVITIES
Net transactions with affiliates............     (680)  1,174      (350)     184      (328)
Acquisitions, net of cash required..........                                          (251)                       (251)
Proceeds from sales of (purchases of)
   short-term investments, net..............                                           (21)                        (21)
Capital contributions to and purchases of
   investments..............................                                           (67)                        (67)
Proceeds from sales and settlements of
   investments..............................                                         1,263                       1,263
Capital expenditures........................                                        (1,975)                     (1,975)
Additions to intangible and other
   noncurrent assets........................                                          (221)                       (221)
                                             -------- -------  --------  ------- ---------      --------     ---------
   Net cash (used in) provided by
   investing activities from
   continuing operations....................     (680)  1,174      (350)     184    (1,600)                     (1,272)
                                             -------- -------  --------  ------- ---------      --------     ---------

INCREASE IN CASH AND CASH EQUIVALENTS.......                                           431                         431
CASH AND CASH EQUIVALENTS
   beginning of year........................                                           350                         350
                                             -------- -------  --------  ------- ---------      --------     ---------
CASH AND CASH EQUIVALENTS
   end of year..............................     $       $         $        $         $781          $             $781
                                             ======== =======  ========  ======= =========      ========     =========


ITEM 9 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                    PART III

     Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 4A in accordance with General Instruction G(3), the following required information is incorporated by reference to our definitive Proxy Statement for our Annual Meeting of Shareholders presently scheduled to be held in May 2003:

        Item 10  Directors and Executive Officers of the Registrant
        Item 11  Executive Compensation
        Item 12  Security Ownership of Certain Beneficial Owners and Management
                   and Related Stockholder Matters
        Item 13  Certain Relationships and Related Transactions

     We will file our definitive Proxy Statement for our Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2003.

                                     PART IV

ITEM 14 CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this annual report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

ITEM 15 EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

     (a) The following consolidated financial statements of the Company are included in Part II, Item 8:

              Independent Auditors' Report..................................37
              Consolidated Balance Sheet--December 31, 2002 and 2001........38
              Consolidated Statement of Operations--Years
                Ended December 31, 2002, 2001 and 2000......................39
              Consolidated Statement of Cash Flows--Years
                Ended December 31, 2002, 2001 and 2000......................40
              Consolidated Statement of Stockholders' Equity--
                Years Ended December 31, 2002, 2001 and 2000................41
              Notes to Consolidated Financial Statements....................42

     (b) (i) The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

              Schedule II - Valuation and Qualifying Accounts

              All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

     (c) Reports on Form 8-K:

         (i) We filed a Current Report on Form 8-K under Item 5 on October 30, 2002 for purposes of incorporating by reference the Quarterly Report on Form 10-Q of Comcast Holdings Corporation (f/k/a Comcast Corporation) into the registration statement on Form S-4 relating to AT&T Corp.'s pending exchange offer in respect of an aggregate of $11.8 billion of AT&T's existing debt securities. We were a co-registrant on the exchange offer registration statement.
         (ii) We filed a Current Report on Form 8-K12g3 under Items 2, 5 and 7 on November 18, 2002 announcing (a) the completion of the Agreement and Plan of AT&T Broadband Merger with AT&T Corp. which resulted in the combination of Comcast Holdings Corporation (f/k/a Comcast Corporation) and AT&T Broadband, a holding company of AT&T's broadband business, (b) the conditioned approval by the Federal Communications Commission ("FCC") of the transfer of certain FCC licenses to complete the transaction, (c) the adoption of a shareholder rights plan, (d) the repayment of certain intracompany debt, (e) certain corporate name changes, (f) certain technical amendments to the transaction agreements, and (g) the names of the new Comcast Corporation board of directors.
         (iii)We filed a Current  Report on Form  8-K/A  under  Items 2 and 7 on
              December 16, 2002 amending our Current Report on Form 8-K12g3 filed on November 18, 2002 to include the pro forma financial information of Comcast Corporation, giving effect to the merger with AT&T's broadband business.

     (d) Exhibits required to be filed by Item 601 of Regulation S-K:
          2.1 Composite copy of Agreement and Plan of Merger dated as of December 19, 2001, as amended, among Comcast Holdings Corporation (f/k/a Comcast Corporation), AT&T Corp., Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), Comcast Corporation (f/k/a AT&T Comcast Corporation) and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
          2.2 Composite copy of Separation and Distribution Agreement dated as of December 19, 2001, as amended, between AT&T Corp. and Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.) (incorporated by reference to Exhibit
                    2.3 to our Current Report on Form 8- K12g3 filed on November 18, 2002).
          2.3 Support Agreement dated as of December 19, 2001, as amended, among AT&T Corp., Comcast Holdings Corporation (f/k/a Comcast Corporation), Comcast Corporation (f/k/a AT&T Comcast Corporation), Sural LLC and Brian L. Roberts (incorporated by reference to Exhibit 2.3 to our registration statement on Form S-4 filed on February 11,
                    2002).
          2.4 Tax Sharing Agreement dated as of December 19, 2001 between AT&T Corp. and Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.) (incorporated by reference to
                    Exhibit 2.4 to our registration statement on Form S-4 filed on February 11, 2002).
          2.5 Composite Copy of Employee Benefits Agreement dated as of December 19, 2001, as amended, between AT&T Corp. and Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.)
          2.6 Exchange Agreement dated as of December 7, 2001, as amended, between Microsoft Corporation and Comcast Holdings Corporation (f/k/a Comcast Corporation) (incorporated by reference to Exhibit 2.6 to our registration statement on Form S-4 filed on February 11, 2002).
          2.7 Instrument of Admission dated as of December 19, 2001, as amended, between Comcast Corporation (f/k/a AT&T Comcast Corporation) and AT&T Corp. (incorporated by reference to
                    Exhibit 2.7 to our amended registration statement on Form S-4/A filed on April 10, 2002.
          3.1 Composite copy of Amended and Restated Articles of Incorporation of Comcast Corporation (f/k/a AT&T Comcast Corporation) (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K12g3 filed on November 18,
                    2002).
          3.2       Amended and Restated By-Laws.
          4.1       Specimen Class A Common Stock Certificate.
          4.2       Specimen Class A Special Common Stock Certificate.
          4.3 Rights Agreement dated as of November 18, 2002 between Comcast Corporation (f/k/a AT&T Comcast Corporation) and EquiServe Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series A Participant's Cumulative Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to our registration statement on Form 8-A12g filed on November 18, 2002).
          4.4 Credit Agreement dated as of April 26, 2002 among Comcast Corporation (f/k/a AT&T Comcast Corporation), Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), the Financial Institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Swing Line Lender and Issuing Lender, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent (incorporated by reference to Exhibit 4.1 to our amended registration statement on Form S-4/A filed on May 14, 2002).
          4.5 Bridge Credit Agreement dated as of April 26, 2002 among Comcast Corporation (f/k/a AT&T Comcast Corporation), Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), the Financial Institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Merrill Lynch & Co., Merrill

                    Lynch,  Pierce,  Fenner  &  Smith  Incorporated  and  Morgan
                    Stanley Senior Funding, Inc., as Co- Documentation Agents (incorporated by reference to Exhibit 4.2 to our amended registration statement on Form S-4/A filed on May 14, 2002).
          4.6 Amended and Restated Five-Year Revolving Credit Agreement effective as of November 18, 2002, amending and restating the Five-Year Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.3 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
          4.7 First Amendment to Amended and Restated Five-Year Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party thereto and Bank of America, N.A., as Administrative Agent.
          4.8 Amended and Restated 364-Day Revolving Credit Agreement effective as of November 18, 2002, amending and restating the 364-Day Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.4 to the Comcast Cable Communications, Inc. Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
          4.9 First Amendment to Amended and Restated 364-Day Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, Inc., Comcast Corporation (f/k/a AT&T Comcast Corporation), the Lenders party to thereto and Bank of America, N.A., as Administrative Agent.
          4.10 Indenture, dated as of October 17, 1991, between Comcast Holdings Corporation (f/k/a Comcast Corporation) and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee, relating to Comcast Holdings' 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 2 to the Comcast Holdings Corporation Current Report on Form 8-K filed on October 31, 1991).
          4.11 Form of Debenture relating to Comcast Holdings Corporation's (f/k/a Comcast Corporation) 10- 5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).
          4.12 Senior Indenture dated as of June 15, 1999 between Comcast Holdings Corporation (f/k/a Comcast Corporation) and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Comcast Holdings filed on June 23, 1999).
          4.13 Form of Debenture relating to Comcast Holdings Corporation's (f/k/a Comcast Corporation) Zero Coupon Convertible Debentures due 2020 (incorporated by reference to Exhibit
                    4.7 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
          4.14 Indenture dated as of May 1, 1997, between Comcast Cable Communications, Inc. and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, relating to Comcast Cable Communications, Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8- 7/8% Notes due 2017, 8-1/2% Notes due 2027, 6.20% Notes due 2008, 6.375%
                    Notes due 2006, 6.75% Notes due 2011,  6.875% Notes due 2009
                    and 7.125%  Notes due 2013  (incorporated  by  reference  to
                    Exhibit 4.1(a) to the registration statement on Form S-4 of Comcast Cable Communications, Inc. filed on June 3, 1997).
          4.15 Form of Comcast Cable Communications Inc.'s 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due 2017 and
                    8-1/2%  Notes due 2027,  6.20% Notes due 2008,  6.375% Notes
                    due 2006,  6.75% Notes due 2011,  6.875%  Notes due 2009 and
                    7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(b) to the registration statement on Form S-4 of Comcast Cable Communications, Inc. filed on June 3, 1997).
          4.16 Form of Indenture among Comcast Corporation (f/k/a AT&T Comcast Corporation), Comcast Cable Communications, Inc., Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), Comcast Cable Holdings, LLC (f/k/a AT&T Broadband, LLC), Comcast MO Group, Inc. (f/k/a MediaOne Group, Inc.), and The Bank of New York, as Trustee relating to Comcast Cable Communications Holdings, Inc.'s 8.375% Notes due March 15, 2013 and 9.455% Notes Due November 15, 2022 (incorporated by reference to Exhibit 4.18 to our amended registration statement on Form S-4/A filed on September 26, 2002).
          4.17 Form of Comcast Cable Communications Holdings, Inc.'s 8.375% Notes Due March 15, 2013 (incorporated by reference to
                    Exhibit 4.19 to our amended registration statement on Form S-4/A filed on September 26, 2002).

          4.18 Form of Comcast Cable Communications Holdings, Inc.'s 9.455% Notes Due November 15, 2022 (incorporated by reference to
                    Exhibit 4.20 to our amended registration statement on Form S-4/A filed on September 26, 2002).
          4.19 Form of Indenture among Comcast Corporation (f/k/a AT&T Comcast Corporation), Comcast Cable Communications, Inc., Comcast Cable Communications Holdings, Inc. (f/k/a AT&T Broadband Corp.), Comcast Cable Holdings, LLC (f/k/a AT&T Broadband, LLC), Comcast MO Group, Inc. (f/k/a MediaOne Group, Inc.), and The Bank of New York, as Trustee relating to Comcast Corporation's 5.85% Notes due 2010 and 6.50% Notes Due 2015 (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 filed on December 16,
                    2002).
          4.20 Form of Comcast Corporation's (f/k/a AT&T Comcast Corporation) 5.85% Notes due 2010 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 10, 2003).
          4.21 Form of Comcast Corporation's (f/k/a AT&T Comcast Corporation) 6.50% Notes due 2015 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 10, 2003).
          4.22 Form of Subordinated Indenture between Comcast Holdings Corporation (f/k/a Comcast Corporation) and Bankers Trust Company, as Trustee, relating to Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due 2029 and 2.0% Exchangeable Subordinated Debentures Due November 2029 (incorporated by reference to Exhibit 4.2 to Comcast Holdings Corporation's registration statement on Form S-3 filed on June 23, 1999).
          4.23 Form of Comcast Holdings Corporation's (f/k/a Comcast Corporation) 2.0% Exchangeable Subordinated Debentures Due 2029 (ZONES I) (incorporated by reference to Exhibit 4 to Comcast Holdings Corporation's Current Report on Form 8-K filed on October 14, 1999).
          4.24 Form of Comcast Holdings Corporation's (f/k/a Comcast Corporation) 2.0% Exchangeable Subordinated Debentures Due November 2029 (ZONES II) (incorporated by reference to
                    Exhibit 4 to Comcast Holdings Corporation's Current Report on Form 8-K filed on November 3, 1999).
          9.1 Agreement and Declaration of Trust of TWE Holdings I Trust by and among MOC Holdco I, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
          9.2 Form of Agreement and Declaration of Trust of TWE Holdings II Trust by and among MOC Holdco II, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
          9.3 Agreement and Declaration of Trust of TWE Holdings III Trust by and among Media One TWE Holdings, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
          10.1* Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective November 18, 2002.
          10.2* Comcast Corporation 2002 Stock Option Plan, as amended and restated, effective February 26, 2003.
          10.3* Comcast Corporation 2003 Stock Option Plan, as adopted February 26, 2003.
          10.4*     Comcast  Corporation  2002  Deferred  Compensation  Plan, as
                    amended and restated, effective February 26, 2003.
          10.5*     Comcast  Corporation  2002  Deferred  Stock Option Plan,  as
                    amended and restated, effective February 26, 2003.
          10.6*     Comcast  Corporation  2002 Restricted Stock Plan, as amended and restated, effective February 26, 2003.
          10.7* 1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Comcast Holdings Corporation (f/k/a Comcast Corporation) Annual Report on Form 10-K for the year ended December 31, 1992).
          10.8* Comcast Corporation 2002 Cash Bonus Plan (formerly, the 1996 Cash Bonus Plan), as amended and restated, effective November 18, 2002.
          10.9* Comcast Corporation 2002 Executive Cash Bonus Plan (formerly the 1996 Executive Cash Bonus Plan), as amended through February 26, 2003.
          10.10* Comcast Corporation 2002 Supplemental Cash Bonus Plan, as adopted November 18, 2002.
          10.11* Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated, effective February 26, 2003.
          10.12* Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation (f/k/a Comcast Corporation) and Ralph J. Roberts, as
                    amended and restated March 16, 1994 (incorporated by reference to Exhibit 10(13) to the Comcast Holdings Corporation (f/k/a Comcast Corporation) Annual Report on Form 10-K for the year ended December 31, 1993).
          10.13* Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation (f/k/a Comcast Corporation) and Ralph J. Roberts, as amended and restated August 31,1998

                    (incorporated  by  reference  to Exhibit 10.1 to the Comcast
                    Holdings Corporation (f/k/a Comcast  Corporation)  quarterly report  on Form 10-Q for the  quarter  ended  September  30,
                    1998).
          10.14*    Amendment    Agreement   to   Compensation    and   Deferred
                    Compensation  Agreement between Comcast Holdings Corporation
                    (f/k/a Comcast  Corporation) and Ralph J. Roberts,  dated as of August 19, 1999  (incorporated  by  reference  to Exhibit
                    10.2 to the  Comcast  Holdings  Corporation  (f/k/a  Comcast
                    Corporation)  quarterly  report on Form 10-Q for the quarter ended March 31, 2000).
          10.15*    Amendment  to   Compensation   and   Deferred   Compensation
                    Agreement  between  Comcast  Holdings   Corporation   (f/k/a
                    Comcast Corporation) and Ralph J. Roberts,  dated as of June
                    5, 2001  (incorporated  by  reference to Exhibit 10.8 to the
                    Comcast  Holdings  Corporation  (f/k/a Comcast  Corporation)
                    Annual  Report on Form 10-K for the year ended  December 31,
                    2001).
          10.16*    Amendment  to   Compensation   and   Deferred   Compensation
                    Agreement  between  Comcast  Holdings   Corporation   (f/k/a
                    Comcast  Corporation)  and  Ralph  J.  Roberts,  dated as of
                    January 24, 2002.
          10.17*    Amendment  to   Compensation   and   Deferred   Compensation
                    Agreement  between  Comcast  Holdings   Corporation   (f/k/a
                    Comcast  Corporation)  and  Ralph  J.  Roberts,  dated as of
                    November 18, 2002.
          10.18*    Employment Agreement between Comcast Corporation (f/k/a AT&T
                    Comcast  Corporation) and C. Michael Armstrong,  dated as of
                    November 18, 2002.
          10.19*    Compensation  Agreement between Comcast Holdings Corporation
                    (f/k/a Comcast  Corporation) and Brian L. Roberts,  dated as of June 16, 1998  (incorporated by reference to Exhibit 10.1
                    to  the  Comcast   Holdings   Corporation   (f/k/a   Comcast
                    Corporation)  quarterly  report on Form 10-Q for the quarter ended March 31, 2000).
          10.20*    Amendment to Compensation Agreement between Comcast Holdings
                    Corporation   (f/k/a  Comcast   Corporation)  and  Brian  L.
                    Roberts, dated as of November 18, 2002.
          10.21*    Certificate  of Interest of Julian Brodsky under the Comcast
                    Holdings  Corporation (f/k/a Comcast  Corporation)  Unfunded
                    Plan of Deferred Compensation.
          10.22*    Employment  Agreement  between Comcast Holdings  Corporation
                    (f/k/a Comcast Corporation) and Julian A. Brodsky,  dated as of May 1, 2002.
          10.23*    Amendment to Employment  Agreement  between Comcast Holdings
                    Corporation  (f/k/a  Comcast   Corporation)  and  Julian  A.
                    Brodsky, dated as of November 18, 2002.
          10.24*    Executive  Employment  Agreement  between  Comcast  Holdings
                    Corporation  (f/k/a  Comcast  Corporation)  and  Stephen  B.
                    Burke, dated as of May 31, 2000.
          10.25*    First Amendment to Executive  Employment  Agreement  between
                    Comcast Holdings Corporation (f/k/a Comcast Corporation) and
                    Stephen B. Burke, dated as of July 30, 2001.
          10.26*    Executive  Employment  Agreement  between  Comcast  Holdings
                    Corporation  (f/k/a  Comcast  Corporation)  and  Lawrence S.
                    Smith, dated as of May 31, 2000.
          10.27*    Executive  Employment  Agreement  between  Comcast  Holdings
                    Corporation (f/k/a Comcast  Corporation) and John R. Alchin,
                    dated as of May 31, 2000.
          10.28*    Comcast Corporation  Supplemental Executive Retirement Plan,
                    as   amended   and   restated,   effective   June  5,   2001
                    (incorporated  by reference to Exhibit  10.10 to the Comcast
                    Holdings  Corporation  (f/k/a  Comcast  Corporation)  Annual
                    Report on Form 10-K for the year ended December 31, 2001).
          10.29*    Comcast  Holdings  Corporation  (f/k/a Comcast  Corporation)
                    2002 Employee  Stock Purchase Plan, as amended and restated, effective November 18, 2002.
          10.30*    Comcast  Cable   Communications   Holdings,   Inc.  Deferred
                    Compensation   Plan  (f/k/a  the  AT&T  Broadband   Deferred
                    Compensation  Plan),  as  amended  and  restated,  effective
                    November 18, 2002  (incorporated by reference to Exhibit 4.4 to our registration  statement on Form S-8 filed on November
                    19, 2002).
          10.31*    Comcast Cable Communications  Holdings, Inc. Adjustment Plan
                    (f/k/a the AT&T Broadband Corp. Adjustment Plan).
          10.32     Amended and  Restated  Stockholders  Agreement,  dated as of
                    February 9, 1995, among the Company,  Comcast QVC, Inc., QVC
                    Programming Holdings,  Inc., Liberty Media Corporation,  QVC
                    Investment,  Inc. and Liberty  QVC,  Inc.  (incorporated  by
                    reference   to  Exhibit   10.5  to  the   Comcast   Holdings
                    Corporation (f/k/a Comcast Corporation)  Quarterly Report on
                    Form 10-Q for the quarter ended March 31, 1995).
          21        List of Subsidiaries.
          23.1      Consent of Deloitte & Touche LLP.
__________
Pursuant to Item 601(4)(iii)(A) of Regulation S-K, the registrant agrees to furnish upon request to the Securities and Exchange Commission other instruments defining the rights of holders of long-term debt.

* Constitutes a management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 20, 2003.

                                        Comcast Corporation

                                        By:  /s/ Brian L. Roberts
                                             -----------------------------------
                                             Brian L. Roberts
                                             President, Chief Executive Officer
                                              and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

               Signature                                           Title                                    Date

/s/ Ralph J. Roberts                          Chairman of the Executive and Finance Committee          March 20, 2003
---------------------------------------             of the Board of Directors; Director
Ralph J. Roberts

/s/ C. Michael Armstrong                        Chairman of the Board of Directors; Director           March 20, 2003
---------------------------------------
C. Michael Armstrong

/s/ Brian L. Roberts                          President and Chief Executive Officer; Director          March 20, 2003
---------------------------------------                (Principal Executive Officer)
Brian L. Roberts

/s/ Julian A. Brodsky                                     Vice Chairman; Director                      March 20, 2003
---------------------------------------
Julian A. Brodsky

/s/ Lawrence S. Smith                                     Executive Vice President                     March 20, 2003
---------------------------------------               (Co-Principal Financial Officer)
Lawrence S. Smith

/s/ John R. Alchin                                 Executive Vice President and Treasurer              March 20, 2003
---------------------------------------               (Co-Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva                               Senior Vice President and Controller               March 20, 2003
---------------------------------------                (Principal Accounting Officer)
Lawrence J. Salva

/s/ S. Decker Anstrom                                             Director                             March 20, 2003
---------------------------------------
S. Decker Anstrom

/s/ Kenneth J. Bacon                                              Director                             March 20, 2003
---------------------------------------
Kenneth J. Bacon

/s/ Sheldon M. Bonovitz                                           Director                             March 20, 2003
---------------------------------------
Sheldon M. Bonovitz

/s/ Joseph L. Castle, II                                          Director                             March 20, 2003
---------------------------------------
Joseph L. Castle, II

/s/ J. Michael Cook                                               Director                             March 20, 2003
---------------------------------------
J. Michael Cook

/s/ Dr. Judith Rodin                                              Director                             March 20, 2003
---------------------------------------
Dr. Judith Rodin

/s/ Louis A. Simpson                                              Director                             March 20, 2003
---------------------------------------
Louis A. Simpson

/s/ Michael I. Sovern                                             Director                             March 20, 2003
---------------------------------------
Michael I. Sovern

                          INDEPENDENT AUDITORS' REPORT





Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

Our audits of the financial statements referred to in our report dated March 17, 2003 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangibles," effective January 1, 2002) appearing in this Annual Report on Form 10-K of Comcast Corporation (formerly known as AT&T Comcast Corporation) (the "Company") for the year ended December 31, 2002 also included the financial statement schedule of the Company, listed in Item 15(b)(i). This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.


Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 17, 2003

                                      COMCAST CORPORATION AND SUBSIDIARIES
                                      ------------------------------------
                                SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
                                -----------------------------------------------
                                  YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
                                  --------------------------------------------
                                                 (In millions)
                                                 -------------



                                                                 Additions
                                                Balance at      Charged to        Deductions        Balance
                                                 Beginning      Costs and            from            at End
                                                  of Year       Expenses(A)        Reserves(B)        of Year
                                                -----------    ------------     --------------    ------------

Allowance for Doubtful Accounts
------------------------------------------
2002                                                   $154            $202               $123            $233

2001                                                    142              86                 74             154

2000                                                    137              66                 61             142


Allowance for Excess and Obsolete
  Electronic Retailing Inventories
------------------------------------------

2002                                                   $114             $57                $56            $115

2001                                                    105              55                 46             114

2000                                                     89              46                 30             105




(A) Includes $71 million not charged to costs and expenses but resulting from the Broadband acquisition in 2002.
(B) Uncollectible accounts and excess and obsolete inventory written off.

                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1.   I have reviewed this annual report on Form 10-K of Comcast Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003



/s/ BRIAN L. ROBERTS
--------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

                                 CERTIFICATIONS

I, Lawrence S. Smith, certify that:

1.   I have reviewed this annual report on Form 10-K of Comcast Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003


/s/ LAWRENCE S. SMITH
--------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

                                 CERTIFICATIONS

I, John R. Alchin, certify that:

1.   I have reviewed this annual report on Form 10-K of Comcast Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 20, 2003


/s/JOHN R. ALCHIN
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer