Form 10-Q
period 2003-03-31
COMCAST CORP
filed 2003-05-09
CIK 1166691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)

(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                 MARCH 31, 2003
                                       OR

( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

                        Commission File Number 000-50093


                             [COMCAST LOGO OMITTED]

                               COMCAST CORPORATION
             (Exact name of registrant as specified in its charter)

      PENNSYLVANIA                                           27-0000798
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                           Identification No.)

                 1500 Market Street, Philadelphia, PA 19102-2148
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700
                           __________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X                                           No  ___
                           __________________________

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12-b2 of the Exchange Act).     Yes  X                  No

As of March 31, 2003, there were 1,355,583,881 shares of Class A Common Stock, 883,855,174 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                       FORM 10-Q
                                             QUARTER ENDED MARCH 31, 2003
                                                   TABLE OF CONTENTS

                                                                                                       Page Number
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of March 31, 2003
                      and December 31, 2002 (Unaudited)......................................................3

                      Condensed Consolidated Statement of Operations for the Three Months
                      Ended March 31, 2003 and 2002 (Unaudited)..............................................4

                      Condensed Consolidated Statement of Cash Flows for the Three Months
                      Ended March 31, 2003 and 2002 (Unaudited)..............................................5

                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................6

           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................27

           ITEM 4.    Controls and Procedures...............................................................35

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................35

           ITEM 6.    Exhibits and Reports on Form 8-K......................................................38

           SIGNATURES.......................................................................................39

           CERTIFICATIONS...................................................................................40

                       ___________________________________

     This Quarterly Report on Form 10-Q is for the three months ended March 31, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

     You should carefully review the information contained in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue" or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. Actual events or results may differ materially. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Those factors may cause our actual results to differ materially from any of our forward-looking statements.

Factors Affecting Future Operations

     On November 18, 2002, we acquired AT&T Corp.'s broadband business, which we refer to as "Broadband" and we refer to this acquisition as the "Broadband acquisition." In this Quarterly Report, we refer to cable operations owned prior to the Broadband acquisition as "historical," and those we acquired in the Broadband acquisition as "newly acquired."

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

     Factors that may cause our actual results to differ materially from any of our forward-looking statements presented in this Quarterly Report include, but are not limited to:

o we may not successfully integrate Broadband or the integration may be more difficult, time-consuming or costly than we expect,

o we may not realize the combination benefits we expect from the Broadband acquisition or these benefits may take longer to achieve, and

o we may incur greater-than-expected operating costs, financing costs, subscriber loss and business disruption, including, without limitation, difficulties in maintaining relationships with employees, subscribers, suppliers or franchising authorities.

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

     As more fully described elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2002, the Broadband acquisition substantially increased the size of our cable operations and caused significant changes in our capital structure. As a result, direct comparisons of our results of operations for periods prior to November 18, 2002 to subsequent periods are not meaningful.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                      CONDENSED CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                                                (Dollars in millions, except share data)
                                                                                   March 31,       December 31,
                                                                                     2003             2002
                                                                                   ---------       -----------
ASSETS
CURRENT ASSETS
   Cash and cash equivalents..................................................        $1,024              $781
   Investments................................................................         3,153             3,266
   Accounts receivable, less allowance for doubtful accounts of $276 and $233.         1,323             1,383
   Inventories, net...........................................................           482               479
   Assets held for sale.......................................................                             613
   Deferred income taxes......................................................           129               129
   Other current assets.......................................................           377               425
                                                                                   ---------       -----------
       Total current assets...................................................         6,488             7,076
                                                                                   ---------       -----------
INVESTMENTS...................................................................        13,188            15,207
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $4,737 and $4,061..        18,961            18,866
FRANCHISE RIGHTS..............................................................        48,290            48,222
GOODWILL......................................................................        17,039            17,397
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,403 and $1,022.         5,273             5,599
OTHER NONCURRENT ASSETS, net..................................................           773               738
                                                                                   ---------       -----------
                                                                                    $110,012          $113,105
                                                                                   =========       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
   Accounts payable...........................................................        $1,631            $1,663
   Accrued expenses and other current liabilities.............................         4,870             5,649
   Liabilities related to assets held for sale................................                              13
   Deferred income taxes......................................................         1,093             1,105
   Short-term debt............................................................                           3,750
   Current portion of long-term debt..........................................         2,652             3,203
                                                                                   ---------       -----------
       Total current liabilities..............................................        10,246            15,383
                                                                                   ---------       -----------
LONG-TERM DEBT, less current portion..........................................        30,258            27,957
                                                                                   ---------       -----------
DEFERRED INCOME TAXES.........................................................        23,125            23,110
                                                                                   ---------       -----------
OTHER NONCURRENT LIABILITIES..................................................         5,600             5,652
                                                                                   ---------       -----------
MINORITY INTEREST.............................................................         2,729             2,674
                                                                                   ---------       -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero...............
   Class A common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued, 1,599,224,381 and 1,599,014,148;
     outstanding, 1,355,583,881 and 1,355,373,648.............................            16                16
   Class A special common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued 931,145,017 and 930,633,433;
     outstanding, 883,855,174 and 883,343,590.................................             9                 9
   Class B common stock, $0.01 par value - authorized, 75,000,000 shares;
     issued, 9,444,375
   Additional capital.........................................................        44,643            44,620
   Retained earnings..........................................................         1,043             1,340
   Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A
     special common shares....................................................        (7,517)           (7,517)
   Accumulated other comprehensive loss.......................................          (140)             (139)
                                                                                   ---------       -----------
       Total stockholders' equity.............................................        38,054            38,329
                                                                                   ---------       -----------
                                                                                    $110,012          $113,105
                                                                                   =========       ===========


See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
                 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                   (Unaudited)

                                                                             (Dollars in millions, except per share data)
                                                                                Three Months Ended March 31,
                                                                                      2003           2002
                                                                                    ---------      ---------
REVENUES
    Service revenues.........................................................          $4,456         $1,679
    Net sales from electronic retailing......................................           1,062            988
                                                                                    ---------      ---------
                                                                                        5,518          2,667
                                                                                    ---------      ---------
COSTS AND EXPENSES
    Operating (excluding depreciation).......................................           1,930            743
    Cost of goods sold from electronic retailing (excluding depreciation)....             673            629
    Selling, general and administrative......................................           1,277            487
    Depreciation.............................................................             799            334
    Amortization.............................................................             366             53
                                                                                    ---------      ---------
                                                                                        5,045          2,246
                                                                                    ---------      ---------
OPERATING INCOME.............................................................             473            421
OTHER INCOME (EXPENSE)
    Interest expense.........................................................            (525)          (187)
    Investment loss, net.....................................................            (230)          (248)
    Equity in net losses of affiliates.......................................             (20)            (5)
    Other income (expense)...................................................              18            (23)
                                                                                    ---------      ---------
                                                                                         (757)          (463)
                                                                                    ---------      ---------

LOSS BEFORE INCOME TAXES AND MINORITY INTEREST...............................            (284)           (42)
INCOME TAX BENEFIT (EXPENSE).................................................              68             (3)
                                                                                    ---------      ---------
LOSS BEFORE MINORITY INTEREST ...............................................            (216)           (45)
MINORITY INTEREST............................................................             (81)           (44)
                                                                                    ---------      ---------
NET LOSS.....................................................................           ($297)          ($89)
                                                                                    =========      =========

BASIC NET LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE......................          ($0.13)        ($0.09)
                                                                                    =========      =========

DILUTED NET LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE....................          ($0.13)        ($0.09)
                                                                                    =========      =========



See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
                 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)



                                                                              (Dollars in millions)
                                                                          Three Months Ended March 31,
                                                                              2003            2002
                                                                          ------------    -------------
OPERATING ACTIVITIES
   Net loss.............................................................         ($297)            ($89)
   Adjustments to reconcile net loss to net cash provided
     by operating activities:
     Depreciation.......................................................           799              334
     Amortization.......................................................           366               53
     Non-cash interest (income) expense, net............................           (21)              12
     Equity in net losses of affiliates.................................            20                5
     Losses (gains) on investments and other (income) expense, net......           247              277
     Minority interest..................................................            55               44
     Deferred income taxes..............................................          (182)              17
     Proceeds from sales of trading securities..........................            32
     Other..............................................................            10              (37)
                                                                          ------------    -------------
                                                                                 1,029              616
     Changes in working capital, net of effects of acquisitions and divestitures
       Decrease (increase) in accounts receivable, net..................            61              (13)
       (Increase) decrease in inventories, net..........................            (3)              28
       Decrease (increase) in other current assets......................            48              (47)
       Decrease in accounts payable, accrued expenses and other
         current liabilities............................................          (335)             (65)
                                                                          ------------    -------------
                                                                                  (229)             (97)

       Net cash provided by operating activities........................           800              519
                                                                          ------------    -------------

FINANCING ACTIVITIES
   Proceeds from borrowings.............................................         3,900              520
   Retirements and repayments of debt...................................        (6,079)            (451)
   Other................................................................           (16)              62
                                                                          ------------    -------------

       Net cash (used in) provided by financing activities..............        (2,195)             131
                                                                          ------------    -------------

INVESTING ACTIVITIES
   Acquisitions, net of cash acquired...................................                            (12)
   Proceeds from sales of (purchases of) short-term investments, net....            (9)               1
   Proceeds from restructuring of TWE investment........................         2,100
   Proceeds from sales of investments and assets held for sale..........           668               13
   Purchases of investments.............................................           (72)              (4)
   Capital expenditures.................................................          (971)            (399)
   Additions to intangible and other noncurrent assets..................           (78)             (56)
                                                                          ------------    -------------

       Net cash provided by (used in) investing activities..............         1,638             (457)
                                                                          ------------    -------------

INCREASE IN CASH AND CASH EQUIVALENTS...................................           243              193

CASH AND CASH EQUIVALENTS, beginning of period..........................           781              350
                                                                          ------------    -------------

CASH AND CASH EQUIVALENTS, end of period................................        $1,024             $543
                                                                          ============    =============



See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.   CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     Basis of Presentation
     Comcast Corporation and its subsidiaries ("Comcast" or the "Company") has prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods.

     These financial statements include all adjustments that are necessary for a fair presentation of the Company's results of operations and financial condition for the interim periods shown including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

     For a more complete discussion of the Company's accounting policies and certain other information, refer to the financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

     On November 18, 2002, the Company completed the acquisition (the "Broadband acquisition") of AT&T Corp.'s ("AT&T") broadband business ("Broadband"). Accordingly, the accompanying financial statements include the results of Broadband from the date of the Broadband acquisition (see Note 4). The Broadband acquisition substantially increased the size of the Company's cable operations and caused significant changes in the Company's capital structure, including a substantially higher amount of debt. As a result, direct comparisons of the Company's results of operations and financial condition for periods prior to November 18, 2002 to subsequent periods are not meaningful.

     Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2003. In the first quarter of 2003, QVC, Inc. ("QVC") completed the sale of its infomercial operations in Mexico ("QVC Mexico"). The results of operations for QVC Mexico for the 2003 and 2002 interim periods were not significant and are included in equity in net losses of affiliates in the Company's consolidated statement of operations.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143
     The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, in accordance with the new statement. The adoption of SFAS No. 143 had no impact on the Company's financial condition or results of operations.

     SFAS No. 148
     The FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure," in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity's stock-based employee compensation in interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. The Company adopted SFAS No. 148 on January 1, 2003. The Company did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect the Company's financial condition or results of operations if the Company elects to change to the fair value method specified in SFAS No. 123. The adoption of SFAS No. 148 requires the Company to disclose the effects of its stock-based employee compensation in interim financial statements beginning with the first quarter of 2003 (see Note 8).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     SFAS No. 149
     On April 30, 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" ("SFAS No. 149"). The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company will adopt SFAS No. 149 on a prospective basis at its effective date in the fiscal third quarter. The Company is assessing the impact SFAS No. 149 may have on its financial statements.

     FIN 45
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation. The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future. The adoption of FIN 45 in the first quarter of 2003 did not have a material impact on the Company's consolidated financial statements (see Note 10).

3.   EARNINGS PER SHARE

     Earnings (loss) per common share is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

     The Company's potentially dilutive securities include potential common shares related to the Company's Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures"), stock options, restricted stock, and Class A Special common stock held in treasury. Diluted earnings for common stockholders per common share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss as the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company's Zero Coupon Debentures in periods in which the weighted average closing sale price of the Company's Class A Special common stock during the period is not greater than 110% of the accreted conversion price. Diluted EPS excludes the impact of potential common shares related to the Company's stock options in periods in which the option exercise price is greater than the average market price of the Company's common stock for the period.

     Diluted EPS for the interim periods in 2003 and 2002 excludes approximately
     179.0 million and 82.2 million potential common shares, respectively, related to the Company's stock option and restricted stock plans, Zero Coupon Debentures, and common stock held in treasury because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss.

     Weighted average shares outstanding and loss per share were the same for both Basic EPS and Diluted EPS for both the 2003 and 2002 interim periods since the Company reported a net loss for each period. Weighted average shares

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     outstanding during the 2003 and 2002 interim periods were 2.255 billion shares and 951 million shares, respectively.

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Acquisition of Broadband
     On November 18, 2002, the Company completed the acquisition of Broadband. The allocation of the purchase price for the Broadband acquisition recorded during the fourth quarter of 2002 is preliminary. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes: reports from valuation specialists; information related to the cost of terminating or meeting contractual obligations; and information related to preacquisition contingencies.

     As of the acquisition date, the Company initiated certain integration activities based on a preliminary plan to terminate employees and exit certain contractual obligations. Under the guidance in Emerging Issues Task Force ("EITF") 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the plan must be finalized within one year of the acquisition date and must identify all significant actions to be taken to complete the plan. Therefore, costs related to terminating employees and exiting contractual obligations of the acquired entity are included in the purchase price allocation. Changes to these estimated termination or exit costs are reflected as adjustments to the purchase price allocation to the extent they occur within one year of the acquisition date or if there are reductions in the amount of estimated termination or exit costs accrued. Otherwise, changes will affect future results of operations.

     Liabilities associated with exit activities recorded in the purchase price allocation consist of accrued employee termination and related costs of $602 million and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during the 2003 interim period were as follows (in millions):


                                                                            Employee              Contract
                                                                        Termination and             Exit
                                                                         Related Costs             Costs
                                                                      --------------------   ------------------

     Balance, December 31, 2002....................................                 $492                 $913
     Payments......................................................                 (105)                 (16)
     Adjustments...................................................                                         9
     Interest accretion............................................                                        10
                                                                      ------------------     ----------------

     Balance, March 31, 2003.......................................                 $387                 $916
                                                                      ==================     ================

     Bresnan Transaction
     On March 20, 2003, the Company completed the previously announced transaction with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC (together, "Bresnan") pursuant to which the Company transferred cable systems serving approximately 314,000 subscribers in Montana, Wyoming and Colorado to Bresnan that the Company had acquired in connection with the Broadband acquisition. The Company received $525 million in cash, plus preferred and common equity interests in Bresnan in exchange for these cable systems. The assets (which consist primarily of cable franchise rights, other intangible assets and property and equipment) for these cable systems were reported as assets held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the Company's consolidated balance sheet as of December 31, 2002. The transfer of these cable systems was accounted for at fair value with no gain or loss recognized. The results of operations for these cable systems for the 2003 interim period were not significant and are included in equity in net losses of affiliates in the Company's consolidated statement of operations.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     TWE Restructuring
     On March 31, 2003, the Company announced the successful completion of the previously announced restructuring of Time Warner Entertainment Company L.P. ("TWE"). As a result of the restructuring, AOL Time Warner, Inc. ("AOL Time Warner") has assumed complete control over TWE's content assets, including Home Box Office, Warner Bros., and stakes in The WB Network, Comedy Central and Court TV. All of AOL Time Warner's interests in cable, including those held through TWE, are now held through or for the benefit of a new subsidiary of AOL Time Warner called Time Warner Cable, Inc. ("TWC"). In exchange for its 27.6% interest in TWE, the Company received common-equivalent preferred stock of AOL Time Warner, which will be converted into $1.5 billion of AOL Time Warner common stock upon completion of an effective registration statement filing with the SEC, and the Company received a 21% economic stake in the business of TWC. In addition, the Company received $2.1 billion in cash which was used to immediately repay amounts outstanding under certain of the Company's credit facilities (see
     Note 7). The TWE restructuring was accounted for as a fair value exchange with no gain or loss recognized. TWC is expected to conduct an initial public offering of common stock under the restructuring agreement. Also, under the restructuring agreement, the Company will have registration rights that should facilitate the disposal or monetization of its shares in TWC and in AOL Time Warner.

     As part of the process of obtaining approval of the Broadband acquisition from the Federal Communications Commission ("FCC"), at the closing of the Broadband acquisition, the Company placed its entire interest in TWE in trust for orderly disposition. Any non-cash consideration received in respect of such interest as a result of the TWE restructuring, including the AOL Time Warner and TWC stock, will remain in trust until disposed of or FCC approval is obtained to remove such interests from the trust.

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

     As a condition of the closing of the TWE restructuring, the Company entered into a three-year nonexclusive agreement with AOL Time Warner under which the AOL High-Speed Broadband service will be made available over a three-year period on certain of the Company's cable systems which pass approximately 10 million homes.

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the Broadband acquisition occurred on January 1, 2002. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had the Company operated Broadband since January 1, 2002.


                                                         (Amounts in millions,
                                                         except per share data)
                                                           Three Months Ended
                                                             March 31, 2002
                                                        ------------------------

     Revenues....................................                $5,031
     Net loss....................................                 ($709)
     Diluted EPS.................................                ($0.31)

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5.   INVESTMENTS

                                                                             March 31,         December 31,
                                                                               2003                2002
                                                                            -----------       --------------
                                                                                     (in millions)
     Fair value method
          AT&T Corp....................................................            $110                 $287
          Cablevision..................................................             787                  694
          Microsoft....................................................           1,913                1,967
          Sprint Corp. PCS Group.......................................             334                  369
          Vodaphone....................................................           1,749                1,759
          Other .......................................................              81                   82
                                                                            -----------       --------------
                                                                                  4,974                5,158
                                                                            -----------       --------------
     Equity Method
          Cable related................................................           2,148                2,094
          Other........................................................             231                  236
                                                                            -----------       --------------
                                                                                  2,379                2,330
                                                                            -----------       --------------

     Cost method,  principally TWC and AOL Time Warner
       at March 31, 2003 and TWE at December 31, 2002
          (see Note 4).................................................           8,988               10,985
                                                                            -----------       --------------

          Total investments............................................          16,341               18,473
     Less, current investments.........................................           3,153                3,266
                                                                            -----------       --------------
     Non-current investments...........................................         $13,188              $15,207
                                                                            ===========       ==============

     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of March 31, 2003 and December 31, 2002 of $56 million and $72 million, respectively, have been reported in the Company's consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $20 million and $25 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows (in millions):


                                                                             March 31,         December 31,
                                                                               2003                2002
                                                                            -----------         -----------
     Cost.............................................................             $169                $322
     Gross unrealized gains...........................................               57                  73
     Gross unrealized losses..........................................               (1)                 (1)
                                                                            -----------         -----------

     Fair value.......................................................             $225                $394
                                                                            ===========         ===========

     Cost Method
     In connection with the Broadband acquisition, the Company acquired an indirect interest in Charter Communications VIII, LLC ("CC VIII"), a cable joint venture with Charter Communications, Inc. ("Charter"). In April 2002, AT&T exercised its rights to cause Paul G. Allen ("Allen"), Charter's Chairman, or his designee to purchase this indirect interest for approximately $725 million in cash. The parties agreed to delay the settlement of the purchase until April 14, 2003 while they negotiated alternatives to the purchase. On April 14, 2003, the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Company announced that the Company and Allen agreed to delay for a period of up to 30 days the purchase by Allen of Comcast's interest in CC VIII. The transaction is now expected to close in May 2003, unless the parties agree to an alternative arrangement.

     Investment Loss, Net
     Investment loss, net for the interim periods includes the following (in millions):


                                                                                   Three Months Ended
                                                                                        March 31,
                                                                                2003                2002
                                                                            -----------         -----------
     Interest and dividend income.........................................          $33                  $7
     Gains on sales and exchanges of investments, net.....................           22                   2
     Investment impairment losses.........................................          (55)                (13)
     Unrealized losses on trading securities..............................          (15)             (1,020)
     Mark to market adjustments on derivatives related
          to trading securities...........................................          (11)                847
     Mark to market adjustments on derivatives and hedged items...........         (204)                (71)
                                                                            -----------         -----------

          Investment loss, net............................................        ($230)              ($248)
                                                                            ===========         ===========

6.   GOODWILL

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 11) for the periods presented are as follows (in millions):


                                                                                      Corporate
                                                         Cable          Commerce      and Other         Total
                                                      ------------    ------------   ------------   ------------
     Balance, December 31, 2002......................      $15,644            $835           $918        $17,397
         Purchase price allocation adjustments.......         (358)                                         (358)
         Intersegment transfers......................           20                            (20)
                                                      ------------    ------------   ------------   ------------
     Balance, March 31, 2003.........................      $15,306            $835           $898        $17,039
                                                      ============    ============   ============   ============

     During the 2003 interim period, the Company adjusted its preliminary purchase price allocation of the Broadband acquisition. These adjustments resulted in a reduction of goodwill and corresponding adjustments to franchise rights, other noncurrent liabilities, deferred income taxes and certain working capital accounts (see Note 4).

7. LONG-TERM DEBT


                                                                             March 31,         December 31,
                                                                               2003                2002
                                                                            -----------         -----------
                                                                                     (in millions)
     Notes exchangeable into common stock.............................           $5,679              $5,459
     Bank and public debt.............................................           26,682              28,702
     Other, including capital lease obligations.......................              549                 749
                                                                            -----------         -----------
          Total debt..................................................          $32,910             $34,910
                                                                            ===========         ===========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Cross-Guarantee Structure
     To simplify the Company's capital structure, effective with the acquisition of Broadband, the Company and four of its cable holding company subsidiaries fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings Corporation is not a guarantor, and none of its debt is guaranteed. Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally a part of the Cross-Guarantee Structure. On March 12, 2003, the Company announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware, Inc.'s $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure. As of March 31, 2003, $24.432 billion of the Company's debt securities were entitled to the benefits of the Cross-Guarantee Structure (see Note 12).

     Senior Notes Offerings
     In January and March 2003, the Company sold an aggregate of $3.0 billion of public debt consisting of $600 million of 5.85% senior notes due 2010, $900 million of 6.50% senior notes due 2015, $750 million of 5.50% senior notes due 2011 and $750 million of 7.05% senior notes due 2033. The Company used all of the net proceeds from the offerings to repay a portion of the Company's short-term debt outstanding.

     Repayments of Debt with Proceeds from TWE Restructuring
     On March 31, 2003, in connection with the closing of the TWE restructuring, the Company received $2.1 billion in cash which was used to repay debt, including the remaining outstanding balance of its short-term debt (see
     Note 4).

     Redemptions and Refinancings of Debt
     On April 9, 2003, the Company announced that it intends to redeem at their respective scheduled redemption price on May 9, 2003, the entire outstanding aggregate principal amount of certain of its senior notes and senior subordinated notes with maturities from 2003 to 2023 and interest rates ranging from 8 1/4% to 9.65%. The Company intends to refinance the redemptions with amounts available under the Company's existing credit facilities. As of March 31, 2003, $451 million of these notes were outstanding.

     On May 5, 2003, the Company borrowed an aggregate of $2.75 billion, representing all amounts available under two new credit agreements. Borrowings under the new credit agreements, which are due in 2006, were used to repay a portion of the $3.18 billion outstanding as of March 31, 2003 under the Company's term loan due 2004. The new credit agreements replaced the Company's 364-day credit facility which expired in May 2003.

     Notes Exchangeable into Common Stock
     As a result of the Broadband acquisition, the Company assumed exchangeable notes (the "Exchangeable Notes") which are mandatorily redeemable at the Company's option into shares of Cablevision NY Group ("Cablevision") Class A common stock or its cash equivalent, Microsoft Corporation ("Microsoft") common stock or its cash equivalent, (i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs, and Comcast Class A Special common stock or its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. The Company's Exchangeable Notes are collateralized by the Company's investments in Cablevision, Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury. As of March 31, 2003, the securities held by the Company collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes.

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of March 31, 2003, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Company split the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 5) and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):


                                                  Exchangeable Notes                  ZONES
                                                ----------------------      --------------------------
                                                  Three Months Ended            Three Months Ended
                                                      March 31,                     March 31,
                                                         2003                  2003           2002
                                                     ------------           -----------    -----------
Balance at Beginning of Period:
Debt component................................             $6,981                  $491           $468
Derivative component..........................             (1,522)                  208          1,145
                                                     ------------           -----------    -----------
Total                                                       5,459                   699          1,613

(Decrease) increase in debt component
   to interest expense........................                (25)                    6              6
Increase (decrease) in derivative component
   to investment loss, net....................                245                    (1)          (664)

Balance at End of Period:
Debt component................................              6,956                   497            474
Derivative component..........................             (1,277)                  207            481
                                                     ------------           -----------    -----------
   Total .....................................             $5,679                  $704           $955
                                                     ============           ===========    ===========

     Interest Rates
     Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment loss, net, the Company's effective weighted average interest rate on its total debt outstanding was 6.54% and 5.86% as of March 31, 2003 and December 31, 2002, respectively.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and securities prices. The Company has issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

     Lines and Letters of Credit
     Certain subsidiaries of the Company had unused lines of credit of $4.763 billion under their respective credit facilities.

     As of March 31, 2003, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $400 million to cover potential fundings under various agreements.

8.   STOCKHOLDERS' EQUITY

     Stock-Based Compensation
     The Company accounts for stock-based compensation in accordance with Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of the Company's stock at the date of the grant over the amount an employee must pay to acquire the stock. The Company records compensation expense for restricted stock awards based on the quoted market price of the Company's stock at the date of the grant and the vesting period. The Company records compensation expense for stock appreciation rights based on the changes in quoted market prices of the Company's stock or other determinants of fair value.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions, except per share data):


                                                                         Three Months Ended
                                                                             March 31,
                                                                         2003          2002
                                                                      ----------    ----------
     Net loss, as reported...........................................      ($297)         ($89)

     Deduct: Total stock-based compensation
          expense determined under fair value based method
          for all awards, net of related tax effects.................        (38)          (33)
                                                                      ----------    ----------

     Pro forma, net loss.............................................      ($335)        ($122)
                                                                      ==========    ==========

     Basic and Diluted loss for common stockholders per common share:
          As reported................................................     ($0.13)       ($0.09)
          Pro forma..................................................     ($0.15)       ($0.13)

     Total stock-based compensation expense was determined under the fair value method for all awards assuming accelerated vesting of the Company's stock options as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 assuming straight-line rather than accelerated vesting of its stock options, total stock-based compensation expense, net of related tax effects, would have been $32 million and $27 million for the interim periods in 2003 and 2002, respectively.

     The weighted-average fair value at date of grant of a Class A common stock option granted under the Company's option plans during the 2003 interim period was $11.56. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the option plans during the interim period in 2002 was $16.43. The fair value of each option granted during the interim periods in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                            Three Months Ended March 31,
                                              2003                2002
                                         ---------------    ----------------
                                             Class A        Class A Special
                                          Common Stock        Common Stock
                                         ---------------    ----------------
     Dividend yield.....................           0%                 0%
     Expected volatility................        29.2%              29.2%
     Risk-free interest rate............         3.8%               5.3%
     Expected option lives (in years)...         8.0                8.0
     Forfeiture rate....................         3.0%               3.0%

     The pro forma effect on net loss and net loss per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Comcast Option Plans
     The Company maintains stock option plans for certain employees, directors and other persons (collectively, the "Comcast Option Plans"). The following table summarizes the activity of the Comcast Option Plans during the 2003 interim period (options in thousands):


                                                     Class A               Class A Special
                                                   Common Stock              Common Stock
                                              ----------------------    ----------------------
                                                          Weighted-                 Weighted-
                                                           Average                   Average
                                                          Exercise                  Exercise
                                               Options      Price        Options      Price
                                              ---------  ------------   ---------  -----------
      Outstanding at beginning of period....     63,575     $43.31       64,890      $28.57

      Granted...............................     16,843      27.23

      Exercised.............................       (167)     15.85         (316)       9.71

      Canceled..............................       (801)     41.38         (252)      38.96
                                              ---------               ---------
      Outstanding at end of period..........     79,450      39.98       64,322       28.63
                                              =========               =========
      Exercisable at end of period..........     58,010      44.79       25,000       21.91
                                              =========               =========

   Comprehensive Loss
   The Company's total comprehensive loss for the interim periods was as follows (in millions):


                                                                Three Months Ended
                                                                    March 31,
                                                                2003        2002
                                                             ---------  ----------
     Net loss.............................................       ($297)       ($89)
     Unrealized losses on marketable securities...........         (31)       (141)
     Reclassification adjustments for losses
       included in net loss...............................          24           5
     Unrealized losses on the effective portion of
       cash flow hedges...................................                      (4)
     Foreign currency translation gains (losses)..........           6         (12)
                                                             ---------  ----------
     Comprehensive loss...................................       ($298)      ($241)
                                                             =========  ==========

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                                        Three Months Ended
                                                                            March 31,
                                                                        2003         2002
                                                                      --------     ---------
     Interest........................................................     $567          $110
     Income taxes....................................................      $41           $30

10.  COMMITMENTS AND CONTINGENCIES

     Commitments
     Certain subsidiaries of the Company support debt compliance with respect to obligations aggregating $1.731 billion as of March 31, 2003 of certain cable television partnerships and investments in which the Company holds an

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     ownership interest (see Note 5). The obligations expire between May 2008 and September 2010. Although there can be no assurance, management believes that it will not be required to meet its obligations under such commitments. The total notional amount of commitments for the Company was $1.731 billion as of March 31, 2003, at which time there were no quoted market prices for similar agreements.

     Contingencies
     On March 3, 2003, the Company announced that Liberty Media Corporation ("Liberty") delivered a notice to it, pursuant to the stockholders agreement between the Company and Liberty, that triggers an exit rights process with respect to Liberty's approximate 42% interest in QVC. An appraisal process will determine the value of QVC. The Company will then have the right to purchase Liberty's interest in QVC based on the determined value. The Company may pay Liberty for the QVC stock in cash, in a promissory note maturing not more than three years after issuance, in its equity securities or in a combination of these, subject to Liberty's right to request payment in all equity securities and the parties' obligation to use reasonable efforts to consummate the purchase in the most tax efficient method available (provided that the Company is not required to issue securities representing more than 4.9% of the outstanding equity or vote of the Company's common stock). If the Company elects not to purchase
     Liberty's interest in QVC, Liberty then will have a similar right to purchase the Company's approximate 57% interest in QVC. If neither the Company nor Liberty elect to purchase the interest of the other, then the Company and Liberty are required to use their best efforts to sell QVC; either company is permitted to be a purchaser in any such sale. The Company and Liberty may agree not to enter into a transaction, or may agree to a transaction other than that specified in the stockholders agreement. Under the current terms of the stockholders agreement between the Company and Liberty, the Company would no longer control QVC if it elects not to purchase Liberty's interest in QVC.

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

     Under the terms of the Broadband acquisition, the Company is contractually liable for 50% of any liabilities of AT&T relating to At Home, including any resulting from any pending or threatened litigation. AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where the Company is also a defendant, there are two additional actions brought by At Home's bondholders' liquidating trust against AT&T, not naming the Company: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. AT&T moved to dismiss the Santa Clara action on the grounds that California is an inconvenient forum, but the court denied AT&T's motion. AT&T also moved to transfer the Northern District of California action to the Southern District of New York as being a more convenient venue. AT&T's motion was denied on April 25, 2003.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     On April 3, 2003, the Company and Comcast Holdings filed a motion for summary judgment in the federal action in Pennsylvania. On April 16, 2003, Starz Encore filed a motion seeking (i) to strike the affidavit supporting the summary judgment motion or, in the alternative, (ii) a general postponement of Starz Encore's response date (or at a minimum a three week extension). On April 29, 2003, the Company and Comcast Holdings filed an opposition to Starz Encore's motion. The Court has not yet ruled on either motion.

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

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that the Company is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. A hearing in the arbitration is scheduled to commence on May 9, 2003.

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

     On January 8, 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against the Company and Comcast Cable Holdings, LLC (formerly
     AT&T Broadband LLC and Tele-Communications, Inc.), a wholly owned subsidiary of the Company. The complaint alleges that Comcast Cable Holdings breached a 1997 "contribution agreement" between Liberty Digital and Comcast Cable Holdings and that the Company tortiously interfered with that agreement. The complaint alleges that this purported agreement obligates Comcast Cable Holdings to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. The Company and Comcast Cable Holdings filed their answer to the complaint on March 5, 2003, in which the Company and Comcast Cable Holdings denied the essential allegations of the complaint and asserted various affirmative defenses.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     In connection with a license awarded to an affiliate, the Company is contingently liable in the event of nonperformance by the affiliate to reimburse a bank which has provided a performance guarantee. The amount of the performance guarantee is approximately $165 million; however the Company's current estimate of the amount of expenditures (principally in the form of capital expenditures) that will be made by the affiliate necessary to comply with the performance requirements will not exceed $50 million.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (in millions).

                                                                                      Corporate and
                                                           Cable         Commerce       Other (1)        Total
                                                           -----         --------     --------------     -----
Three Months Ended March 31, 2003
---------------------------------
Revenues (2).........................................      $4,232          $1,062           $224         $5,518
Operating income before depreciation
     and amortization (3)............................       1,421             211              6          1,638
Depreciation and amortization........................       1,080              31             54          1,165
Operating income (loss)..............................         341             180            (48)           473
Interest expense.....................................         448               1             76            525
Capital expenditures.................................         953              13              5            971

Three Months Ended March 31, 2002
---------------------------------
Revenues (2).........................................      $1,469            $988           $210         $2,667
Operating income before depreciation
     and amortization (3)............................         597             192             19            808
Depreciation and amortization........................         293              27             67            387
Operating income (loss)..............................         304             165            (48)           421
Interest expense.....................................         146               3             38            187
Capital expenditures.................................         358              32              9            399

As of March 31, 2003
--------------------
Assets...............................................    $100,314          $3,083         $6,615       $110,012
Long-term debt, less current portion.................      25,236                          5,022         30,258

As of December 31, 2002
-----------------------
Assets...............................................    $106,291          $3,000         $3,814       $113,105
Long-term debt, less current portion.................      26,033               1          1,923         27,957
_______________

(1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content operations and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations (see Notes 5 and 6).
(2) Revenues include $215 million and $140 million during the 2003 and 2002 interim periods, respectively, of non-US revenues, principally related to the Company's commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
(3) Operating income before depreciation and amortization is commonly referred to in the Company's businesses as EBITDA. EBITDA is the measure of profit or loss used to evaluate performance of all of the Company's operating segments and operating units within all of the Company's segments. EBITDA is defined as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of the Company's businesses and intangible assets recognized in business combinations and is unaffected by the Company's capital structure or investment activities. EBITDA is frequently used as one of the bases for comparing the Company's operating performance with other companies in the Company's industries, although the Company's measure of EBITDA may not be directly comparable to similarly titled measures of other companies. EBITDA should not be considered as a substitute for operating income (loss), net income
       (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

12.  CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In November 2002, in order to simplify the Company's capital structure, the Company and four of its cable holding company subsidiaries, Comcast Cable Communications, Inc. (Comcast Cable or "CCCI"), Comcast Cable Communications Holdings, Inc. (Comcast Cable Communications Holdings or "CCCH"), Comcast MO Group, Inc. ("Comcast MO Group"), and Comcast Cable Holdings, LLC (Comcast Cable Holdings or "CCH"), fully and unconditionally guaranteed each other's debt securities. Comcast MO of Delaware, Inc. ("Comcast MO of Delaware") was not originally a part of the Cross-Guarantee Structure. On March 12, 2003, the Company announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware's $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure (see Note 7). Comcast MO Group and CCH (as of December 31, 2002) and Comcast MO Group, CCH and Comcast MO of Delaware (as of March 31, 2003 and for the 2003 interim period) are collectively referred to as the "Combined CCHMO Parents." Condensed consolidating financial information of the Company is as follows (in millions):

                                                        Comcast Corporation
                                               Condensed Consolidating Balance Sheet
                                                       As of March 31, 2003

                                                                                                       Elimination
                                                                           Combined         Non-          and         Consolidated
                                             Comcast    CCCI      CCCH       CCHMO       Guarantor  Consolidation       Comcast
                                              Parent   Parent    Parent     Parents    Subsidiaries   Adjustments    Corporation
                                             -------- --------  --------   ---------      --------     ---------      -----------
ASSETS
   Cash and cash equivalents................    $        $         $           $            $1,024         $               $1,024
   Investments..............................       31                                        3,122                          3,153
   Accounts receivable, net.................                                                 1,323                          1,323
   Inventories, net.........................                                                   482                            482
   Deferred income taxes....................                                                   129                            129
   Other current assets.....................       10                                          367                            377
                                             -------- --------  --------   ---------      --------     ---------      -----------
     Total current assets...................       41                                        6,447                          6,488
                                             -------- --------  --------   ---------      --------     ---------      -----------
   INVESTMENTS..............................                                                13,188                         13,188
   INVESTMENTS IN AND AMOUNTS DUE FROM
     SUBSIDIARIES ELIMINATED UPON
     CONSOLIDATION..........................   42,088   21,016    29,849      37,993        13,800      (144,746)
   PROPERTY AND EQUIPMENT, net..............                                                18,961                         18,961
   FRANCHISE RIGHTS.........................                                                48,290                         48,290
   GOODWILL.................................                                                17,039                         17,039
   OTHER INTANGIBLE ASSETS, net.............                                                 5,273                          5,273
   OTHER NONCURRENT ASSETS, net............        86       52        37                       598                            773
                                             -------- --------  --------   ---------      --------     ---------      -----------
   Total Assets.............................  $42,215  $21,068   $29,886     $37,993      $123,596     ($144,746)        $110,012
                                             ======== ========  ========   =========      ========     =========      ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable.........................    $        $         $           $            $1,631         $               $1,631
   Accrued expenses and other current
     liabilities ...........................      212      175        56         273         4,154                          4,870
   Deferred income taxes....................                                                 1,093                          1,093
   Current portion of long-term debt........                                     856         1,796                          2,652
                                             -------- --------  --------   ---------      --------     ---------      -----------
     Total current liabilities..............      212      175        56       1,129         8,674                         10,246
                                             -------- --------  --------   ---------      --------     ---------      -----------
   LONG-TERM DEBT, less current portion.....    3,670    7,093     5,998       6,815         6,682                         30,258
   DEFERRED INCOME TAXES....................                                                23,125                         23,125
   OTHER NONCURRENT LIABILITIES.............      279                            200         5,121                          5,600
   MINORITY INTEREST........................                                                 2,729                          2,729

STOCKHOLDERS' EQUITY
   Common stock.............................       25                                                                          25

   Other stockholders' equity...............   38,029   13,800    23,832      29,849        77,265      (144,746)          38,029
                                             -------- --------  --------   ---------      --------     ---------      -----------
     Total Stockholders' Equity.............   38,054   13,800    23,832      29,849        77,265      (144,746)          38,054
                                             -------- --------  --------   ---------      --------     ---------      -----------
     Total Liabilities and Stockholders'
       Equity...............................  $42,215  $21,068   $29,886     $37,993      $123,596     ($144,746)        $110,012
                                             ======== ========  ========   =========      ========     =========      ===========

                                               COMCAST CORPORATION AND SUBSIDIARIES
                                                             FORM 10-Q
                                                   QUARTER ENDED MARCH 31, 2003
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                            (Unaudited)


                                                    Comcast Corporation
                                           Condensed Consolidating Balance Sheet
                                                  As of December 31, 2002



                                                                                                       Elimination
                                                                             Combined        Non-          and        Consolidated
                                             Comcast     CCCI       CCCH       CCHMO       Guarantor  Consolidation     Comcast
                                              Parent    Parent     Parent     Parents    Subsidiaries  Adjustments   Corporation
                                             --------  --------   --------   ---------     --------     ---------     -----------
ASSETS
   Cash and cash equivalents................    $         $          $           $             $781         $                $781
   Investments..............................       30                                         3,236                         3,266
   Accounts receivable, net.................                                                  1,383                         1,383
   Inventories, net.........................                                                    479                           479
   Assets held for sale.....................                                                    613                           613
   Deferred income taxes....................                                                    129                           129
   Other current assets.....................       22                                           403                           425
                                             --------  --------   --------   ---------     --------     ---------     -----------
     Total current assets...................       52                                         7,024                         7,076
                                             --------  --------   --------   ---------     --------     ---------     -----------
   INVESTMENTS..............................                                                 15,207                        15,207
     INVESTMENTS IN AND AMOUNTS DUE FROM
     SUBSIDIARIES ELIMINATED UPON
     CONSOLIDATION..........................   39,356    21,818     33,683      40,749       13,913      (149,519)
   PROPERTY AND EQUIPMENT, net..............                                                 18,866                        18,866
   FRANCHISE RIGHTS.........................                                                 48,222                        48,222
   GOODWILL.................................                                                 17,397                        17,397
   OTHER INTANGIBLE ASSETS, net.............                                                  5,599                         5,599
   OTHER NONCURRENT ASSETS, net............        74        99        121                      444                           738
                                             --------  --------   --------   ---------     --------     ---------     -----------
   Total Assets.............................  $39,482   $21,917    $33,804     $40,749     $126,672     ($149,519)       $113,105
                                             ========  ========   ========   =========     ========     =========     ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
   Accounts payable.........................       $1     $          $           $           $1,662         $              $1,663
   Accrued expenses and other current
     liabilities............................      208       107         46         469        4,819                         5,649
   Liabilities related to assets held
     for sale...............................                                                     13                            13
   Deferred income taxes....................                                                  1,105                         1,105
   Short-term debt..........................                         3,750                                                  3,750
   Current portion of long-term debt........                                     1,465        1,738                         3,203
                                             --------  --------   --------   ---------     --------     ---------     -----------
     Total current liabilities..............      209       107      3,796       1,934        9,337                        15,383
                                             --------  --------   --------   ---------     --------     ---------     -----------
   LONG-TERM DEBT, less current portion.....      680     7,897      6,005       4,932        8,443                        27,957
   DEFERRED INCOME TAXES....................                                                 23,110                        23,110
   OTHER NONCURRENT LIABILITIES.............      264                              200        5,188                         5,652
   MINORITY INTEREST........................                                                  2,674                         2,674

STOCKHOLDERS' EQUITY
   Common stock.............................       25                                                                          25
   Other stockholders' equity...............   38,304    13,913     24,003      33,683       77,920      (149,519)         38,304
                                             --------  --------   --------   ---------     --------     ---------     -----------
     Total Stockholders' Equity.............   38,329    13,913     24,003      33,683       77,920      (149,519)         38,329
                                             --------  --------   --------   ---------     --------     ---------     -----------
     Total Liabilities and Stockholders'
          Equity............................  $39,482   $21,917    $33,804     $40,749     $126,672     ($149,519)       $113,105
                                             ========  ========   ========   =========     ========     =========     ===========


                                                COMCAST CORPORATION AND SUBSIDIARIES
                                                              FORM 10-Q
                                                    QUARTER ENDED MARCH 31, 2003
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                             (Unaudited)


                                                         Comcast Corporation
                                           Condensed Consolidating Statement of Operations
                                              For the Three Months Ended March 31, 2003


                                                                                                        Elimination
                                                                              Combined       Non-          and         Consolidated
                                             Comcast     CCCI       CCCH       CCHMO       Guarantor   Consolidation     Comcast
                                              Parent    Parent     Parent     Parents    Subsidiaries   Adjustments    Corporation
                                             --------   -------   ---------   --------     --------     ----------     ----------
REVENUES
   Service revenues.........................    $          $          $          $           $4,456         $              $4,456
   Net sales from electronic retailing......                                                  1,062                         1,062
   Management fee revenue...................       95        37          58         58                        (248)
                                             --------   -------   ---------   --------     --------     ----------     ----------
                                                   95        37          58         58        5,518           (248)         5,518
                                             --------   -------   ---------   --------     --------     ----------     ----------
COSTS AND EXPENSES
   Operating (excluding depreciation).......                                                  1,930                         1,930
   Cost of goods sold from electronic
      retailing (excluding depreciation)....                                                    673                           673
   Selling, general and administrative......       38        37          58         58        1,334           (248)         1,277
   Depreciation.............................                                                    799                           799
   Amortization.............................                                                    366                           366
                                             --------   -------   ---------   --------     --------     ----------     ----------
                                                   38        37          58         58        5,102           (248)         5,045
                                             --------   -------   ---------   --------     --------     ----------     ----------

OPERATING INCOME............................       57                                           416                           473

OTHER INCOME (EXPENSE)
   Interest expense.........................      (44)     (135)       (113)      (115)        (118)                         (525)
   Investment loss, net.....................                                                   (230)                         (230)
   Equity in net income (losses) of
     affiliates.............................     (305)      229        (337)      (262)         121            534            (20)
   Other income.............................                                                     18                            18
                                             --------   -------   ---------   --------     --------     ----------     ----------
                                                 (349)       94        (450)      (377)        (209)           534           (757)
                                             --------   -------   ---------   --------     --------     ----------     ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST.........................     (292)       94        (450)      (377)         207            534           (284)
INCOME TAX BENEFIT (EXPENSE)................       (5)       47          40         40          (54)                           68
                                             --------   -------   ---------   --------     --------     ----------     ----------
INCOME (LOSS) BEFORE MINORITY INTEREST......     (297)      141        (410)      (337)         153            534           (216)
MINORITY INTEREST...........................                                                    (81)                          (81)
                                             --------   -------   ---------   --------     --------     ----------     ----------
NET INCOME (LOSS)...........................    ($297)     $141       ($410)     ($337)         $72           $534          ($297)
                                             ========   =======   =========   ========     ========     ==========     ==========


                                               COMCAST CORPORATION AND SUBSIDIARIES
                                                             FORM 10-Q
                                                   QUARTER ENDED MARCH 31, 2003
                                 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                            (Unaudited)


                                                        Comcast Corporation
                                          Condensed Consolidating Statement of Operations
                                             For the Three Months Ended March 31, 2002


                                                                                                      Elimination
                                                                            Combined      Non-           and         Consolidated
                                             Comcast    CCCI      CCCH       CCHMO      Guarantor   Consolidation      Comcast
                                              Parent   Parent    Parent     Parents     Subsidiar     Adjustments    Corporation
                                             --------  -------  ---------   --------    --------      ----------     ----------
REVENUES
   Service revenues.........................    $         $         $          $          $1,679          $              $1,679
   Net sales from electronic retailing......                                                 988                            988
                                             --------  -------  ---------   --------    --------      ----------     ----------
                                                                                           2,667                          2,667
                                             --------  -------  ---------   --------    --------      ----------     ----------

COSTS AND EXPENSES
   Operating (excluding depreciation).......                                                 743                            743
   Cost of goods sold from electronic
      retailing (excluding depreciation)....                                                 629                            629
   Selling, general and administrative......                                                 487                            487
   Depreciation.............................                                                 334                            334
   Amortization.............................                                                  53                             53
                                             --------  -------  ---------   --------    --------      ----------     ----------
                                                                                           2,246                          2,246
                                             --------  -------  ---------   --------    --------      ----------     ----------

OPERATING INCOME............................                                                 421                            421

OTHER INCOME (EXPENSE)
   Interest expense.........................              (140)                              (47)                          (187)
   Investment loss, net.....................                                                (248)                          (248)
   Equity in net income (losses) of
     affiliates.............................               192                                96            (293)            (5)
   Other expense............................                                                 (23)                           (23)
                                             --------  -------  ---------   --------    --------      ----------     ----------
                                                            52                              (222)           (293)          (463)
                                             --------  -------  ---------   --------    --------      ----------     ----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST....................                52                               199            (293)           (42)

INCOME TAX BENEFIT (EXPENSE)................                49                               (52)                            (3)
                                             --------  -------  ---------   --------    --------      ----------     ----------

INCOME (LOSS) BEFORE MINORITY INTEREST......               101                               147            (293)           (45)

MINORITY INTEREST...........................                                                 (44)                           (44)
                                             --------  -------  ---------   --------    --------      ----------     ----------

NET INCOME (LOSS)...........................              $101                              $103           ($293)          ($89)
                                             ========  =======  =========   ========    ========      ==========     ==========


                                                COMCAST CORPORATION AND SUBSIDIARIES
                                                              FORM 10-Q
                                                    QUARTER ENDED MARCH 31, 2003
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                             (Unaudited)


                                                         Comcast Corporation
                                           Condensed Consolidating Statement of Cash Flows
                                              For the Three Months Ended March 31, 2003


                                                                                                         Elimination
                                                                                 Combined      Non-         and        Consolidated
                                             Comcast      CCCI        CCCH        CCHMO      Guarantor  Consolidation    Comcast
                                              Parent     Parent      Parent      Parents   Subsidiaries  Adjustments   Corporation
                                             --------    -------    ---------    --------    --------    ----------    ----------

OPERATING ACTIVITIES
Net income (loss)............................   ($297)     $141       ($410)     ($337)          $72           $534          ($297)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation..............................                                                    799                           799
   Amortization..............................                                                    366                           366
   Non-cash interest (income) expense, net...                (4)                   (33)           16                           (21)
   Equity in net (income) losses of
     affiliates..............................     305      (229)        337        262          (121)          (534)            20
   Losses (gains) on investments and other
     (income) expense, net...................                                                    247                           247
   Minority interest.........................                                                     55                            55
   Deferred income taxes.....................                                                   (182)                         (182)
   Proceeds from sales of trading securities.                                                     32                            32
   Other.....................................                                                     10                            10
                                               ------   -------   ---------   --------     ---------     ----------     ----------
                                                    8       (92)        (73)      (108)        1,294                         1,029
   Changes in working capital
     Decrease in accounts receivable, net....                                                     61                            61
     Increase in inventories, net............                                                     (3)                           (3)
     Increase in other current assets........                                                     48                            48
     Increase (decrease) in accounts
       payable, accrued expenses and other
       current liabilities...................       4        68          10       (196)         (221)                         (335)
                                               ------   -------   ---------   --------     ---------     ----------     ----------
                                                    4        68          10       (196)         (115)                         (229)

     Net cash provided by (used in)
       operating activities..................      12       (24)        (63)      (304)        1,179                           800
                                               ------   -------   ---------   --------     ---------     ----------     ----------

FINANCING ACTIVITIES
   Proceeds from borrowings..................   3,690       200                                   10                         3,900
   Retirements and repayments of debt........    (700)   (1,000)     (3,750)      (608)          (21)                       (6,079)
   Other.....................................                                                    (16)                          (16)
                                               ------   -------   ---------   --------     ---------     ----------     ----------
     Net cash provided by (used in)
       financing activities..................   2,990      (800)     (3,750)      (608)          (27)                       (2,195)
                                               ------   -------   ---------   --------     ---------     ----------     ----------

INVESTING ACTIVITIES
Net transactions with affiliates.............  (3,002)      824       3,813        912        (2,547)
Proceeds from sales of (purchases of)
   short-term investments, net...............                                                     (9)                           (9)
Proceeds from restructuring of TWE investment                                                  2,100                         2,100
Proceeds from sales of investments and
    assets held for sale.....................                                                    668                           668
Purchases of investments.....................                                                    (72)                          (72)
Capital expenditures.........................                                                   (971)                         (971)
Additions to intangible and other noncurrent
    assets...................................                                                    (78)                          (78)
                                               ------   -------   ---------   --------     ---------     ----------     ----------
   Net cash provided by (used in) investing
    activities...............................  (3,002)      824       3,813        912          (909)                        1,638
                                               ------   -------   ---------   --------     ---------     ----------     ----------

INCREASE IN CASH AND CASH EQUIVALENTS........                                                    243                           243
CASH AND CASH EQUIVALENTS, beginning of
    period...................................                                                    781                           781
                                               ------   -------   ---------   --------     ---------     ----------     ----------
CASH AND CASH EQUIVALENTS, end of period.....   $           $         $        $              $1,024          $             $1,024
                                               ======   =======   =========   ========     =========     ==========     ==========



                                                COMCAST CORPORATION AND SUBSIDIARIES
                                                              FORM 10-Q
                                                    QUARTER ENDED MARCH 31, 2003
                                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                                             (Unaudited)


                                                         Comcast Corporation
                                           Condensed Consolidating Statement of Cash Flows
                                              For the Three Months Ended March 31, 2002


                                                                                                         Elimination
                                                                                 Combined      Non-         and        Consolidated
                                             Comcast      CCCI        CCCH        CCHMO      Guarantor  Consolidation    Comcast
                                              Parent     Parent      Parent      Parents   Subsidiaries  Adjustments   Corporation
                                             --------    -------    ---------    --------    --------    ----------    ----------
OPERATING ACTIVITIES
Net income (loss)............................               $101                                 $103         ($293)         ($89)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation..............................                                                     334                         334
   Amortization..............................                                                      53                          53
   Non-cash interest (income) expense, net...                 (3)                                  15                          12
   Equity in net (income) losses of
     affiliates..............................               (192)                                 (96)          293             5
   Losses (gains) on investments and other
     (income) expense, net...................                                                     277                         277
   Minority interest.........................                                                      44                          44
   Deferred income taxes.....................                                                      17                          17
   Other.....................................                                                     (37)                        (37)
                                             --------    -------    ---------    --------    --------    ----------    ----------
                                                             (94)                                 710                         616

   Changes in working capital
     Increase in accounts receivable, net....                                                     (13)                        (13)
     Decrease in inventories.................                                                      28                          28
     Increase in other current assets........                                                     (47)                        (47)
     Increase (decrease) in accounts
      payable, accrued expenses and other
      current liabilities....................                 34                                  (99)                        (65)
                                             --------    -------    ---------    --------    --------    ----------    ----------
                                                              34                                 (131)                        (97)

Net cash provided by (used in) operating
     activities..............................                (60)                                 579                         519
                                             --------    -------    ---------    --------    --------    ----------    ----------

FINANCING ACTIVITIES
   Proceeds from borrowings..................                400                                  120                         520
   Retirements and repayments of debt........                                                    (451)                       (451)
   Other.....................................                                                      62                          62
                                             --------    -------    ---------    --------    --------    ----------    ----------

Net cash provided by (used in) financing
     activities..............................                400                                 (269)                        131
                                             --------    -------    ---------    --------    --------    ----------    ----------

INVESTING ACTIVITIES
   Net transactions with affiliates..........               (340)                                 340
   Acquisitions, net of cash required........                                                     (12)                        (12)
   Proceeds from sales of (purchase of)
     short-term investments, net.............                                                       1                           1
   Proceeds from sales of investments........                                                      13                          13
   Purchases of investments..................                                                      (4)                         (4)
   Capital expenditures......................                                                    (399)                       (399)
   Additions to intangible and other
     noncurrent assets.......................                                                     (56)                        (56)
                                             --------    -------    ---------    --------    --------    ----------    ----------
   Net cash provided by (used in) investing
     activities..............................               (340)                                (117)                       (457)
                                             --------    -------    ---------    --------    --------    ----------    ----------

INCREASE IN CASH AND CASH EQUIVALENTS........                                                     193                         193
CASH AND CASH EQUIVALENTS, beginning of
     period..................................                                                     350                         350
                                             --------    -------    ---------    --------    --------    ----------    ----------
CASH AND CASH EQUIVALENTS, end of period.....   $           $           $           $            $543        $               $543
                                             ========    =======    =========    ========    ========    ==========    ==========


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We have grown significantly in recent years through both strategic acquisitions and growth in our existing businesses. On November 18, 2002, we completed the acquisition of AT&T Corp.'s broadband business (the "Broadband acquisition"). The Broadband acquisition substantially increased the size of our cable operations and caused significant changes in our capital structure, including a substantially higher amount of debt. As a result, direct comparisons of our results of operations for periods prior to November 18, 2002 to subsequent periods are not meaningful. See "Results of Operations" for a discussion of the effects of the Broadband acquisition on our results of operations.

     We have historically met our cash needs for operations through our cash flows from operating activities. We have generally financed our acquisitions and capital expenditures through issuances of our common stock, borrowings of long-term debt, sales of investments and from existing cash, cash equivalents and short-term investments.

General Developments of Business

     Refer to Note 4 to our financial statements included in Item 1 for a discussion of our acquisitions and other significant events.

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

     Available sources of financing to fund these requirements include our existing cash and cash equivalents, amounts available under our and our subsidiaries' lines of credit, which total $4.763 billion, and through the future sales or monetizations of our investments.

     In addition, as more fully described in Note 4 to our financial statements included in Item 1 (see TWE Restructuring), upon closing of the TWE restructuring agreement, we received common-equivalent preferred stock of the AOL Time Warner, Inc., which will be converted into $1.5 billion of AOL Time Warner common stock upon completion of an effective registration statement filing with the SEC, and an approximate 21% economic interest in Time Warner Cable, Inc.

     Cash and Cash Equivalents

     We have traditionally maintained significant levels of cash and cash equivalents to meet our short-term liquidity requirements. Our cash equivalents are recorded at fair value. Cash and cash equivalents as of March 31, 2003 were $1.024 billion, substantially all of which is unrestricted.

     Investments

     A significant portion of our investments are in publicly traded companies and are reflected at fair value which fluctuates with market changes.

     We do not have any significant contractual funding commitments with respect to any of our investments. Our ownership interests in these investments may, however, be diluted if we do not fund our investees' non-binding capital calls. We continually evaluate our existing investments, as well as new investment opportunities.

     Refer to Note 5 to our financial statements included in Item 1 for a discussion of our investments.

     Financing

     As of March 31, 2003 and December 31, 2002, our debt, including capital lease obligations, was $32.910 billion and $34.910 billion, respectively.

     The $2.0 billion decrease from December 31, 2002 to March 31, 2003 results principally from the effects of our net repayments during 2003. Included in our debt as of March 31, 2003 and December 31, 2002 was short-term debt and current portion of long-term debt of $2.652 and $6.953 billion, respectively.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


     In January and March 2003, we sold an aggregate of $3.0 billion of public debt consisting of $600 million of 5.85% senior notes due 2010, $900 million of 6.50% senior notes due 2015, $750 million of 5.50% senior notes due 2011 and $750 million of 7.05% senior notes due 2033. We used all of the net proceeds from the offerings to repay a portion of our short-term debt.

     On March 31, 2003, in connection with the closing of the TWE restructuring we received $2.1 billion in cash which was used to repay debt, including the remaining outstanding balance of our short-term debt.

     On April 9, 2003, we announced that we intend to redeem at their respective scheduled redemption price on May 9, 2003, the entire outstanding aggregate principal amount of certain of our senior notes and senior subordinated notes with maturities from 2003 to 2023 and interest rates ranging from 8 1/4% to 9.65%. We intend to refinance the redemptions with amounts available under our existing credit facilities. As of March 31, 2003, $451 million of these notes were outstanding.

     On May 5, 2003, we borrowed an aggregate of $2.75 billion, representing all amounts available under two new credit agreements. Borrowings under the new credit agreements, which are due in 2006, were used to repay a portion of the $3.18 billion outstanding as of March 31, 2003 under our term loan due 2004. The new credit agreements replaced our 364-day credit facility which expired in May 2003.

     Excluding the effects of interest rate risk management instruments, 19.8% and 31.8% of our long- term debt, including short-term debt and current portion, as of March 31, 2003 and December 31, 2002, respectively, was at variable rates.

     We have and may in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

     Refer to Note 7 to our financial statements included in Item 1 for a discussion of our long-term debt.

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

     The change in the fair value of our investments accounted for as trading securities was substantially offset by the changes in the fair values of the Equity Collars and the derivative components of the ZONES, Exchangeable Notes and Prepaid Forward Sales. See "Results of Operations - Investment Loss, Net" below.
                             _______________________

Statement of Cash Flows

     Cash and cash equivalents increased $243 million as of March 31, 2003 from December 31, 2002. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities, which are explained below.

     Net cash provided by operating activities amounted to $800 million for the three months ended March 31, 2003, due principally to our operating income before depreciation and amortization (see "Results of Operations"), and by changes in working capital as a result of the timing of receipts and disbursements and the effects of interest and income tax payments.

     Net cash used in financing activities consists primarily of borrowings and repayments of debt. Net cash used in financing activities was $2.195 billion for the three months ended March 31, 2003. During the three months ended March 31, 2003, we borrowed $3.900 billion, consisting of:

     o    $3.000 billion of senior notes, and

     o    $900 million under revolving credit facilities.

     During the three months ended March 31, 2003, we repaid $6.079 billion of our debt, consisting of:

     o    $3.750 billion of our short-term debt,

     o    $1.710 billion on certain of our revolving credit facilities,

     o    $608 million of our senior notes, and

     o    $11 million under capital leases and other.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


     Net cash provided by investing activities was $1.638 billion for the three months ended March 31, 2003, including capital expenditures of $971 million, proceeds from the restructuring of our TWE investment of $2.100 billion, and proceeds from sales of investments and assets held for sale of $668 million.

                             _______________________

Results of Operations

     The effects of the Broadband acquisition were to increase our revenues and expenses, resulting in increases in our operating income before depreciation and amortization. The increase in our depreciation expense from the 2002 to 2003 interim period is primarily due to the effects of the Broadband acquisition and our increased levels of capital expenditures. The increases in our amortization expense and interest expense from the 2002 to 2003 interim period are primarily due to the effects of the Broadband acquisition.

     As the effect of the Broadband acquisition was to substantially increase the size of our cable operations, direct comparisons of our results of operations for periods prior to November 18, 2002 to subsequent periods are not meaningful. Refer to "Pro Forma Results" below for additional information relating to our cable segment operating results as if the Broadband acquisition occurred on January 1, 2002.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                 Three Months Ended
                                                                      March 31,         Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ----------  ---------
Revenues.....................................................      $5,518      $2,667       $2,851      106.9%
Cost of goods sold from electronic retailing.................         673         629           44        7.0
Operating, selling, general and administrative expenses......       3,207       1,230        1,977      160.7
Depreciation and amortization................................       1,165         387          778      201.0
                                                                ---------   ---------   ----------  ---------
Operating income.............................................         473         421           52       12.4
                                                                ---------   ---------   ----------  ---------
Interest expense.............................................        (525)       (187)         338      180.7
Investment loss, net.........................................        (230)       (248)         (18)      (7.3)
Equity in net losses of affiliates...........................         (20)         (5)          15      300.0
Other income (expense).......................................          18         (23)          41         NM
Income tax benefit (expense).................................          68          (3)          71         NM
Minority interest............................................         (81)        (44)          37       84.1
                                                                ---------   ---------   ----------  ---------
Net loss.....................................................       ($297)       ($89)        $208      233.7%
                                                                =========   =========   ==========  =========
Operating income before depreciation and amortization (1)....      $1,638        $808         $830      102.8%
                                                                =========   =========   ==========  =========
____________

(1) Operating income before depreciation and amortization is commonly referred to in our businesses as EBITDA. EBITDA is the measure of profit or loss used to evaluate performance of all of our operating segments and operating units within all of our segments. EBITDA is defined as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations and is unaffected by our capital structure or investment activities. EBITDA is frequently used as one of the bases for comparing our operating performance with other companies in our industries, although our measure of EBITDA may not be directly comparable to similarly titled measures of other companies. Because we use EBITDA as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles
     (GAAP), in the business segment footnote to our financial statements. Therefore, we believe our measure of EBITDA is not a Non-GAAP financial measure as contemplated by Regulation G adopted by the Securities and Exchange Commission. EBITDA should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

Consolidated Operating Results

     Revenues

     The increase in consolidated revenues for the interim period from 2002 to 2003 is primarily attributable to an increase in service revenues in our Cable segment due to the effects of the Broadband acquisition and, to a lesser extent, to an increase in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increase is primarily the result of increases in revenues from our content operations, principally due to increases in distribution of our cable channels.

     Cost of goods sold from electronic retailing

     Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increase in cost of goods sold from electronic retailing.

     Operating, selling, general and administrative expenses

     The increase in consolidated operating, selling, general and administrative expenses for the interim period from 2002 to 2003 is primarily attributable to increases in expenses in our Cable segment due to the effects of the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


Broadband acquisition and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, principally due to growth in our historical operations.

     Depreciation and Amortization

     The increase in depreciation and amortization expense for the interim period from 2002 to 2003 is primarily attributable to our Cable segment and is principally due to the effects of the Broadband acquisition, as well as our increased levels of capital expenditures. As a result of the Broadband acquisition, we recorded approximately $4 billion of franchise related customer relationship intangible assets which we are amortizing over their average estimated useful life of approximately four years.
                             _______________________

Operating Results by Business Segment

     The following represent the operating results of our significant business segments, "Cable" and "Commerce." The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations. Refer to Note 11 to our financial statements included in Item 1 for a summary of our financial data by business segment (dollars in millions).

Cable

     The discussion of our cable segment operating results is presented as a historical comparison of the 2003 interim period and the pre-Broadband acquisition 2002 interim period. In order to provide additional information relating to our cable segment operating results, we also present a discussion comparing our cable segment operating results on a pro forma basis. Pro Forma data is used by management to evaluate performance when significant acquisitions or dispositions occur. Historical data reflects results of acquired businesses only after the acquisition dates while pro forma data enhances comparability of financial information between periods by adjusting the data as if the acquisitions (or dispositions) occurred at the beginning of the prior year. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is not indicative of what our results would have been had we operated Broadband since January 1, 2002, nor of our future results.

     Pro Forma Results

     As previously described, the following discussion includes the pro forma results of our cable segment operations as if the Broadband acquisition had occurred on January 1, 2002.


                                                                  Three Months Ended
                                                                       March 31,           Increase/(Decrease)
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video.......................................................        $2,982      $2,827         $155         5.4%
High-speed Internet.........................................           492         312          180        57.5
Phone.......................................................           224         175           49        27.9
Advertising sales...........................................           235         217           18         8.3
Other.......................................................           147         165          (18)      (10.9)
Franchise fees..............................................           151         148            3         2.0
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        4,231       3,844          387        10.0
Operating, selling, general and administrative expenses......        2,810       2,798           12         0.4
                                                                 ---------   ---------    ---------    --------

Operating income before depreciation and amortization (a)....       $1,421      $1,046         $375        35.8%
                                                                 =========   =========    =========    ========
_______________

(a) See footnote (1) on page 30.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increase in video revenue for the interim period from 2002 to 2003 is primarily due to the effects of rate increases in our traditional analog video service and growth in digital subscribers, offset by subscriber losses in the newly acquired cable systems during 2002. From March 31, 2002 to March 31, 2003, we added approximately 1,289,000 digital subscribers, or a 23.4% increase in digital subscribers.

     The increase in high-speed Internet revenue for the interim period from 2002 to 2003 is primarily due to the addition of approximately 1,387,000 high-speed Internet subscribers from March 31, 2002 to March 31, 2003, or a 52.3% increase in high-speed Internet subscribers, as well as to the effects of rate increases and less promotional discounting.

     The increase in phone revenue for the interim period from 2002 to 2003 is primarily due to the addition of approximately 262,000 phone subscribers from March 31, 2002 to March 31, 2003, or a 22.7% increase in phone subscribers.

     The increase in advertising sales revenue for the interim period from 2002 to 2003 is primarily due to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects.

     Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenues of our digital media center, revenues of our regional sports programming networks and revenue from other product offerings.

     The increase in franchise fees collected from our cable subscribers for the interim period from 2002 to 2003 is primarily attributable to the increase in our revenues upon which the fees apply.

     Operating, selling, general and administrative expense for the 2003 interim period did not increase significantly from 2002 primarily because the effects of approximately $88 million of acquisition and employee termination related costs recorded by Broadband during the 2002 interim period offset the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and increases in labor costs and other volume related expenses in our operations.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

     Historical Results

                                                                  Three Months Ended
                                                                       March 31,                Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $2,982      $1,150       $1,832       159.3%
High-speed Internet..........................................          492         119          373       313.4
Phone........................................................          224           6          218          NM
Advertising sales............................................          236          81          155       191.4
Other........................................................          147          62           85       137.1
Franchise fees...............................................          151          51          100       196.1
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        4,232       1,469        2,763       188.0
Operating, selling, general and administrative expenses......        2,811         872        1,939       222.4
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation and amortization (a)....       $1,421        $597         $824       137.9%
                                                                 =========   =========    =========    ========
_______________

(a) See footnote (1) on page 30.

     Of the $1.832 billion increase in video revenues for the interim period from 2002 to 2003, $1.752 billion is attributable to the effects of our acquisition of Broadband and $80 million relates to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscribers. From March 31, 2002 to March 31, 2003, we added approximately 466,000 digital subscribers in our historical operations, or a 25.1% increase in digital subscribers. During the 2003 interim period, we added approximately 169,000 digital subscribers.

     The increase in high-speed Internet revenue for the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


interim period from 2002 to 2003 is primarily due to the effects of the Broadband acquisition and growth in high- speed Internet subscribers. From March 31, 2002 to March 31, 2003, we added approximately 678,000 high- speed Internet subscribers in our historical operations, or a 65.1% increase in high-speed Internet subscribers. During the 2003 interim period, we added approximately 417,000 high-speed Internet subscribers.

     The increase in phone revenue is attributable to the effects of our acquisition of Broadband.

     The increase in advertising sales revenue for the interim period from 2002 to 2003 is primarily due to the effects of the Broadband acquisition, as well as to the effects of a stronger advertising market and the continued leveraging of our market-wide fiber interconnects.

     The increase in other revenue for the interim period from 2002 to 2003 is primarily attributable to the effects of the Broadband acquisition.

     The increase in franchise fees collected from our cable subscribers for the interim period from 2002 to 2003 is primarily attributable to the increase in our revenues upon which the fees apply.

     The increase in operating, selling, general and administrative expense for the interim period from 2002 to 2003 is primarily due to the effects of the Broadband acquisition, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.


Commerce (QVC, Inc. and Subsidiaries)                             Three Months Ended
                                                                       March 31,                Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $1,062        $988          $74         7.5%
Cost of goods sold from electronic retailing.................          673         629           44         7.0
Operating, selling, general and administrative
     expenses................................................          178         167           11         6.6
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation and amortization (a)....         $211        $192          $19         9.8%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.6%       36.4%
                                                                 =========   =========
_______________

(a) See footnote (1) on page 30.

     The $74 million increase in net sales from electronic retailing for the interim period from 2002 to 2003 is attributable to increases in net sales in Germany, Japan, and the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the interim periods. Net sales from electronic retailing in the United States for the interim period in 2003 were flat as compared to the prior year period, principally as a result of a decrease in net sales per home. Changes in the average number of homes receiving QVC services and net sales per home in the United States as compared to the prior year interim period are as follows:

                                                             Three Months Ended
                                                               March 31, 2003
                                                             -------------------


Increase in average number of homes..........................          3.1%

Decrease in net sales per home...............................          2.6%


     It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 97% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service and growth in repeat sales to existing customers.

     The increase in cost of goods sold is primarily related to the growth in net sales. The increase in gross margin is primarily due to the effects of a shift in sales mix.

     The increase in operating, selling, general and administrative expenses is primarily attributable to higher variable costs and personnel costs associated with the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


increase in sales volume.

Consolidated Analysis

     Interest Expense

     The increase in interest expense for the interim period from 2002 to 2003 is due to the effects of our increased amount of debt outstanding as a result of the Broadband acquisition.

     We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate cash flow from operations and to obtain external financing.
                                              _______________________

     Investment Loss, Net
     Investment loss, net for the interim periods includes the following (in millions):


                                                                Three Months Ended
                                                                     March 31,
                                                                  2003       2002
                                                               ---------  ----------
Interest and dividend income...................................      $33          $7
Gains on sales and exchanges of investments, net...............       22           2
Investment impairment losses...................................      (55)        (13)
Unrealized losses on trading securities........................      (15)     (1,020)
Mark to market adjustments on derivatives related
     to trading securities.....................................      (11)        847
Mark to market adjustments on derivatives and hedged items.....     (204)        (71)
                                                               ---------  ----------

     Investment loss, net......................................    ($230)      ($248)
                                                               =========  ==========

     Investment loss during the 2003 interim period of $197 million resulting from the fair value adjustment of the derivative component of the Comcast exchangeable notes was not offset in our statement of operations by the corresponding increase in the fair value of the Comcast Class A Special common stock held in treasury during the period since the Comcast common stock will continue to be carried at our historical cost and not adjusted for changes in fair value between measurement dates. Accordingly, our future results of operations may be affected by fluctuations in the fair value of the derivative component of the Comcast exchangeable notes in future periods.

     Income Tax Benefit (Expense)

     The change in income tax benefit (expense) for the interim period from 2002 to 2003 is primarily the result of the effects of changes in our loss before taxes and minority interest.

     Minority Interest

     The increase in minority interest for the interim period from 2002 to 2003 is attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries, as well as to the minority interests in certain subsidiaries acquired in connection with the Broadband acquisition.

     We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


ITEM 4. CONTROLS AND PROCEDURES

         (a) Disclosure controls and procedures. Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of a date (the "Evaluation Date") within 90 days before the filing date of this quarterly report, have concluded that as of the Evaluation Date, our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

         (b) Changes in internal controls. There were no significant changes in our internal controls or to our knowledge, in other factors that could significantly affect our internal controls and procedures subsequent to the Evaluation Date.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     Litigation has been filed against us as a result of alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet access and content services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of us and the other defendants in connection with transactions agreed to in March 2000 among At Home, us, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. An amended consolidated class action complaint was filed on November 8, 2002. All of the defendants served motions to dismiss on February 11, 2003.

     Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to At Home, including any resulting from any pending or threatened litigation. AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where we are also a defendant, there are two additional actions brought by At Home's bondholders' liquidating trust against AT&T, not naming us: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. AT&T moved to dismiss the Santa Clara action on the grounds that California is an inconvenient forum, but the court denied AT&T's motion. AT&T also moved to transfer the Northern District of California action to the Southern District of New York as being a more convenient venue. AT&T's motion was denied on April 25, 2003.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


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

     Management is continuing to evaluate this litigation and is unable to currently determine what impact, if any, that our 50% share of the AT&T At Home potential liabilities would have on our consolidated financial position or results of operations. No assurance can be given that any adverse outcome would not be material.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


     second amended complaint and, in light of Starz Encore's pending motion for leave to amend, have sought an extension of time from the Court to respond to Starz Encore's amended complaint.

     On April 3, 2003, we and Comcast Holdings filed a motion for summary judgment in the federal action in Pennsylvania. On April 16, 2003, Starz Encore filed a motion seeking (i) to strike the affidavit supporting the summary judgment motion or, in the alternative, (ii) a general postponement of Starz Encore's response date (or at a minimum a three week extension). On April 29, 2003, we and Comcast Holdings filed an opposition to Starz Encore's motion. The Court has not yet ruled on either motion.

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

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that we are now bound by the master agreement to use CSG as our exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. A hearing in the arbitration is scheduled to commence on May 9, 2003.

     On June 21, 2002, CSG filed a lawsuit against Comcast Holdings in federal court in Denver, Colorado asserting claims related to the master agreement and the pending arbitration. On November 4, 2002, CSG withdrew its complaint against Comcast Holdings without prejudice. On November 15, 2002, we initiated a lawsuit against CSG in federal court in Philadelphia, Pennsylvania asserting that cable systems owned by Comcast Holdings are not required to use CSG as a billing service or customer care provider pursuant to the master agreement, and that the former Broadband cable systems owned by us may be added to a billing service agreement between us and CSG. CSG moved to dismiss or stay the lawsuit on the ground that the issues raised by the complaint could be wholly or substantially determined by the above-mentioned arbitration. By Order dated February 10, 2003, the Court stayed the lawsuit until further notice.

     On January 8, 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against us and Comcast Cable Holdings, LLC (formerly AT&T Broadband LLC and Tele-Communications, Inc.), our wholly owned subsidiary. The complaint alleges that Comcast Cable Holdings breached a 1997 "contribution agreement" between Liberty Digital and Comcast Cable Holdings and that we tortiously interfered with that agreement. The complaint alleges that this purported agreement obligates Comcast Cable Holdings to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. We and Comcast Cable Holdings filed our answer to the complaint on March 5, 2003, in which we and Comcast Cable Holdings denied the essential allegations of the complaint and asserted various affirmative defenses.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

        10.1 Term Life Insurance Premium and Tax Bonus Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of September 23, 1998.

     (b) Reports on Form 8-K:

        (i) We filed a Current Report on Form 8-K under Items 5 and 7(c) on January 10, 2003 announcing the closing of a $1.5 billion note offering and announcing a shareholder proposal deadline for our 2003 Annual Meeting of Shareholders.

        (ii) We filed a Current Report on Form 8-K under Item 5 on February 5, 2003 announcing the resignation of a member of our Board of Directors and his subsequent replacement.

        (iii) We filed a Current Report on Form 8-K under Items 5 and 7(c) on March 6, 2003 announcing our results of operations for the year ended December 31, 2002 and announcing that Liberty Media Corporation delivered a notice to us that triggers an exit rights process with respect to QVC, Inc.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2003


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                        COMCAST CORPORATION
                                        ----------------------------------------



                                        /S/ LAWRENCE J. SALVA
                                        ----------------------------------------
                                        Lawrence J. Salva
                                        Senior Vice President and Controller
                                        (Principal Accounting Officer)


Date: May 9, 2003

                                 CERTIFICATIONS

I, Brian L. Roberts, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comcast Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003



/s/ BRIAN L. ROBERTS
--------------------------------------------
Name: Brian L. Roberts
Chief Executive Officer

I, Lawrence S. Smith, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comcast Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003



/s/ LAWRENCE S. SMITH
-------------------------------------------
Name: Lawrence S. Smith
Co-Chief Financial Officer

I, John R. Alchin, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of Comcast Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a)  designed  such  disclosure  controls  and  procedures  to  ensure  that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)  presented  in  this  quarterly   report  our   conclusions   about  the
         effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: May 9, 2003



/s/ JOHN R. ALCHIN
--------------------------------------------
Name: John R. Alchin
Co-Chief Financial Officer