Form 10-Q
period 2003-06-30
COMCAST CORP
filed 2003-08-01
CIK 1166691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                                  JUNE 30, 2003
                                       OR

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
--------------------------------------------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

Registrant's telephone number, including area code:  (215) 665-1700
                                                     --------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

         Yes  X                                        No
             ----                                        -----

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12-b2 of the Exchange Act).    Yes  X         No
                                                   ---       ----

As of June 30, 2003, there were 1,356,302,510 shares of Class A Common Stock, 884,684,113 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.


                                      COMCAST CORPORATION AND SUBSIDIARIES
                                                   FORM 10-Q
                                          QUARTER ENDED JUNE 30, 2003
                                               TABLE OF CONTENTS
                                                                                                        Page Number
                                                                                                        -----------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of June 30, 2003
                      and December 31, 2002 (Unaudited)......................................................3
                      Condensed Consolidated Statement of Operations for the Three and Six Months
                      Ended June 30, 2003 and 2002 (Unaudited)...............................................4
                      Condensed Consolidated Statement of Cash Flows for the Six Months
                      Ended June 30, 2003 and 2002 (Unaudited)...............................................5
                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................6
           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................31
           ITEM 4.    Controls and Procedures...............................................................41

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................41
           ITEM 4.    Submission of Matters to a Vote of Security Holders...................................42
           ITEM 5.    Other Information.....................................................................42
           ITEM 6.    Exhibits and Reports on Form 8-K......................................................43
           SIGNATURES.......................................................................................44

                       ___________________________________



     This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

     As more fully described elsewhere in this Quarterly Report, in July 2003 we and Liberty Media Corporation entered into an agreement pursuant to which Liberty will purchase our approximate 57% interest in QVC in a transaction we expect to close by the end of 2003.

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


                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                       FORM 10-Q
                                              QUARTER ENDED JUNE 30, 2003


PART  I.   FINANCIAL INFORMATION
-------    ---------------------

ITEM  1.   FINANCIAL STATEMENTS

                                         CONDENSED CONSOLIDATED BALANCE SHEET
                                                      (Unaudited)

                                                                                  (Dollars in millions, except share data)
                                                                                        June 30,        December 31,
                                                                                           2003             2002
                                                                                        ---------       -----------
ASSETS
---------
CURRENT ASSETS
   Cash and cash equivalents .................................................          $   1,324           $     781
   Investments ...............................................................              2,161               3,266
   Accounts receivable, less allowance for doubtful accounts of $275 and $258               1,376               1,408
   Inventories, net ..........................................................                506                 479
   Assets held for sale ......................................................                                    613
   Deferred income taxes .....................................................                137                 129
   Other current assets ......................................................                389                 400
                                                                                        ---------           ---------
       Total current assets ..................................................              5,893               7,076
                                                                                        ---------           ---------
INVESTMENTS ..................................................................             13,386              15,207
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,447 and $4,061 .             19,079              18,866
FRANCHISE RIGHTS .............................................................             48,332              48,222
GOODWILL .....................................................................             17,182              17,397
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $1,806 and $1,022               4,864               5,599
OTHER NONCURRENT ASSETS, net .................................................                786                 738
                                                                                        ---------           ---------
                                                                                        $ 109,522           $ 113,105
                                                                                        =========           =========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------

CURRENT LIABILITIES
   Accounts payable ..........................................................          $   1,507           $   1,663
   Accrued expenses and other current liabilities ............................              5,060               5,649
   Liabilities related to assets held for sale ...............................                                     13
   Deferred income taxes .....................................................                557               1,105
   Short-term debt ...........................................................                                  3,750
   Current portion of long-term debt .........................................              2,416               3,203
                                                                                        ---------           ---------
       Total current liabilities .............................................              9,540              15,383
                                                                                        ---------           ---------
LONG-TERM DEBT, less current portion .........................................             29,923              27,957
                                                                                        ---------           ---------
DEFERRED INCOME TAXES ........................................................             23,622              23,110
                                                                                        ---------           ---------
OTHER NONCURRENT LIABILITIES .................................................              5,542               5,652
                                                                                        ---------           ---------
MINORITY INTEREST ............................................................              2,814               2,674
                                                                                        ---------           ---------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero
   Class A common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued, 1,599,943,010 and 1,599,014,148;
     outstanding, 1,356,302,510 and 1,355,373,648 ............................                 16                  16
   Class A special common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued 931,973,956 and 930,633,433;
     outstanding, 884,684,113 and 883,343,590 ................................                  9                   9
   Class B common stock, $0.01 par value - authorized, 75,000,000 shares; issued, 9,444,375
   Additional capital ........................................................             44,694              44,620
   Retained earnings .........................................................              1,004               1,340
   Treasury stock, 243,640,500 Class A common shares and 47,289,843
     Class A special common shares ...........................................             (7,517)             (7,517)
   Accumulated other comprehensive loss ......................................               (125)               (139)
                                                                                        ---------           ---------
       Total stockholders' equity ............................................             38,081              38,329
                                                                                        ---------           ---------
                                                                                        $ 109,522           $ 113,105
                                                                                        =========           =========
           See notes to condensed consolidated financial statements.

                                        3



                                                COMCAST CORPORATION AND SUBSIDIARIES
                                                              FORM 10-Q
                                                     QUARTER ENDED JUNE 30, 2003
                                           CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                             (Unaudited)



                                                                                   (Dollars in millions, except per share data)
                                                                                  Three Months Ended           Six Months Ended
                                                                                        June 30,                   June 30,
                                                                                  2003          2002           2003          2002
                                                                                --------      --------      --------      --------
REVENUES
    Service revenues ......................................................     $  4,584      $  1,714      $  9,040      $  3,393
    Net sales from electronic retailing ...................................        1,101           990         2,163         1,978
                                                                                --------      --------      --------      --------
                                                                                   5,685         2,704        11,203         5,371
                                                                                --------      --------      --------      --------
COSTS AND EXPENSES
    Operating (excluding depreciation) ....................................        1,878           722         3,808         1,465
    Cost of goods sold from electronic retailing (excluding depreciation) .          697           626         1,370         1,255
    Selling, general and administrative ...................................        1,279           490         2,556           977
    Depreciation ..........................................................          837           342         1,636           676
    Amortization ..........................................................          383            46           749            99
                                                                                --------      --------      --------      --------
                                                                                   5,074         2,226        10,119         4,472
                                                                                --------      --------      --------      --------
OPERATING INCOME ..........................................................          611           478         1,084           899
OTHER INCOME (EXPENSE)
    Interest expense ......................................................         (492)         (182)       (1,017)         (369)
    Investment income (loss), net .........................................            9          (459)         (221)         (707)
    Equity in net losses of affiliates ....................................           (1)          (44)          (21)          (49)
    Other income (expense) ................................................           24             9            42           (14)
                                                                                --------      --------      --------      --------
                                                                                    (460)         (676)       (1,217)       (1,139)
                                                                                --------      --------      --------      --------

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST ...................          151          (198)         (133)         (240)
INCOME TAX (EXPENSE) BENEFIT ..............................................          (77)           33            (9)           30
                                                                                --------      --------      --------      --------

INCOME (LOSS) BEFORE MINORITY INTEREST ....................................           74          (165)         (142)         (210)
MINORITY INTEREST .........................................................          (96)          (45)         (177)          (89)
                                                                                --------      --------      --------      --------
NET LOSS ..................................................................     ($    22)     ($   210)     ($   319)     ($   299)
                                                                                ========      ========      ========      ========

BASIC NET LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE ...................     ($  0.01)     ($  0.22)     ($  0.14)     ($  0.31)
                                                                                ========      ========      ========      ========

DILUTED NET LOSS FOR COMMON STOCKHOLDERS PER COMMON SHARE .................     ($  0.01)     ($  0.22)     ($  0.14)     ($  0.31)
                                                                                ========      ========      ========      ========

See notes to condensed consolidated financial statements.



                                           COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                               QUARTER ENDED JUNE 30, 2003
                                      CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                       (Unaudited)



                                                                                               (Dollars in millions)
                                                                                              Six Months Ended June 30,
                                                                                                2003               2002
                                                                                             ---------          --------
OPERATING ACTIVITIES
   Net loss ............................................................................    ($   319)          ($   299)
   Adjustments to reconcile net loss to net cash provided by operating activities:
     Depreciation ......................................................................       1,636                676
     Amortization ......................................................................         749                 99
     Non-cash interest (income) expense, net ...........................................         (61)                22
     Equity in net losses of affiliates ................................................          21                 49
     Losses (gains) on investments and other income (expense), net .....................         257                739
     Minority interest .................................................................         126                 89
     Deferred income taxes .............................................................        (226)                (4)
     Proceeds from sales of trading securities .........................................          85
     Other .............................................................................         101                (10)
                                                                                            --------           --------
                                                                                               2,369              1,361
     Changes in working capital, net of effects of acquisitions and divestitures:
       Decrease in accounts receivable, net ............................................          32                  9
       (Increase) decrease in inventories, net .........................................         (27)                40
       Decrease (increase) in other current assets .....................................           3                (18)
       Decrease in accounts payable, accrued expenses and other current liabilities.....        (383)              (342)
                                                                                            --------           --------
                                                                                                (375)              (311)

           Net cash provided by operating activities ...................................       1,994              1,050
                                                                                            --------           --------
FINANCING ACTIVITIES
   Proceeds from borrowings ............................................................       8,848                632
   Retirements and repayments of debt ..................................................     (11,545)            (1,169)
   Other ...............................................................................          (3)                66
                                                                                            --------           --------
           Net cash used in financing activities .......................................      (2,700)              (471)
                                                                                            --------           --------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired ..................................................         (22)               (16)
   Proceeds from sales of (purchases of) short-term investments, net ...................         (20)                 3
   Proceeds from restructuring of TWE investment .......................................       2,100
   Proceeds from sales of investments and assets held for sale .........................       1,492                596
   Purchases of investments ............................................................        (130)               (32)
   Capital expenditures ................................................................      (2,041)              (789)
   Additions to intangible and other noncurrent assets .................................        (130)              (133)
                                                                                            --------           --------
           Net cash provided by (used in) investing activities .........................       1,249               (371)
                                                                                            --------           --------
INCREASE IN CASH AND CASH EQUIVALENTS ..................................................         543                208
CASH AND CASH EQUIVALENTS, beginning of period .........................................         781                350
                                                                                            --------           --------
CASH AND CASH EQUIVALENTS, end of period ...............................................    $  1,324           $    558
                                                                                            ========           ========



           See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     SFAS No. 149
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The Company does not expect the adoption of SFAS No. 149 will have a material impact on its financial statements.

     SFAS No. 150
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective July 1, 2003. SFAS No. 150 is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments outstanding before the issuance date of the Statement and still existing at July 1, 2003. Restatement is not permitted. The Company is assessing the impact SFAS No. 150 may have on its financial statements.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     110% of the accreted conversion price. Diluted EPS excludes the impact of potential common shares related to the Company's stock options in periods in which the option exercise price is greater than the average market price of the Company's common stock for the period.

     Diluted EPS for the three months ended June 30, 2003 and 2002 and for the six months ended June 30, 2003 and 2002 excludes approximately 196.5 million, 84.5 million, 189.6 million and 83.5 million potential common shares, respectively, related to the Company's stock option and restricted stock plans, Zero Coupon Debentures, and common stock held in treasury because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss.

     Weighted average shares outstanding and loss per share were the same for both Basic EPS and Diluted EPS for both the three and six months ended June 30, 2003 and 2002 since the Company reported a net loss for each period. Weighted average shares outstanding during the three and six months ended June 30, 2003 were 2.255 billion shares, and during the three and six months ended June 30, 2002 were 952 million shares.

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

     Liabilities associated with exit activities recorded in the purchase price allocation consist of accrued employee termination and related costs of $602 million and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during the six months ended June 30, 2003 were as follows (in millions):


                                                    Employee              Contract
                                                Termination and             Exit
                                                 Related Costs             Costs
                                              --------------------   ------------------
Balance, December 31, 2002...................               $492                 $913
Payments.....................................               (143)                 (24)
Adjustments..................................                                     (26)
Interest accretion...........................                                      20
                                              ------------------     ----------------
Balance, June 30, 2003.......................               $349                 $883
                                              ==================     ================


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Bresnan Transaction
     On March 20, 2003, the Company completed the previously announced transaction with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC (together, "Bresnan") pursuant to which the Company transferred cable systems serving approximately 314,000 subscribers in Montana, Wyoming and Colorado to Bresnan that the Company had acquired in connection with the Broadband acquisition. The Company received $525 million in cash, plus preferred and common equity interests in Bresnan in exchange for these cable systems. The assets (which consist primarily of cable franchise rights, other intangible assets and property and equipment) for these cable systems were reported as assets held for sale in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," in the Company's consolidated balance sheet as of December 31, 2002. The transfer of these cable systems was accounted for at fair value with no gain or loss recognized. The results of operations for these cable systems for the first quarter of 2003 were not significant and were included in equity in net losses of affiliates in the Company's consolidated statement of operations.

     TWE Restructuring
     On March 31, 2003, the Company announced the successful completion of the previously announced restructuring of Time Warner Entertainment Company L.P. ("TWE"). As a result of the restructuring, AOL Time Warner, Inc. ("AOL Time Warner") assumed complete control over TWE's content assets, including Home Box Office, Warner Bros., and stakes in The WB Network, Comedy Central and Court TV. All of AOL Time Warner's interests in cable, including those held through TWE, are now held through or for the benefit of a new subsidiary of AOL Time Warner called Time Warner Cable, Inc. ("TWC"). In exchange for its 27.6% interest in TWE, the Company received common-equivalent preferred stock of AOL Time Warner, which will be converted into $1.5 billion of AOL Time Warner common stock valued upon completion of an effective registration statement filing with the SEC, and the Company received a 21% economic stake in the business of TWC. In addition, the Company received $2.1 billion in cash which was used immediately to repay amounts outstanding under certain of the Company's credit facilities (see Notes 5 and 7). The TWE restructuring was accounted for as a fair value exchange with no gain or loss recognized. Under the restructuring agreement, the Company has registration rights that should facilitate the disposal or monetization of its shares in TWC and in AOL Time Warner.

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

     Under the trust, the trustee has exclusive authority to exercise any management or governance rights associated with the securities in trust. The trustee also has the obligation, subject to the rights of the Company as described in the last sentence of this paragraph, to exercise available registration rights to effect the sale of such interests in a manner intended to maximize the value received consistent with the goal of disposing such securities in their entirety by November 2007. Following this time, if any securities remain in trust, the trustee will be obligated to dispose of the remaining interests as quickly as possible, and in any event by May 2008. The trustee is also obligated, through November 2007, to effect certain specified types of sale or monetization transactions with respect to the securities as may be proposed by the Company from time to time.

     As a condition of the closing of the TWE restructuring, the Company entered into a three-year nonexclusive agreement with AOL Time Warner under which the AOL High-Speed Broadband service will be made available over a three-year period on certain of the Company's cable systems which pass approximately 10 million homes.

     Sale of QVC
     On March 3, 2003, the Company announced that Liberty Media Corporation ("Liberty") delivered a notice to it, pursuant to the stockholders agreement between the Company and Liberty, which triggered an exit rights process with respect to Liberty's approximate 42% interest in QVC. On June 25, 2003, the Company and Liberty entered into an agreement (the "June 2003 Agreement") which superceded and replaced the exit rights process of the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     stockholders agreement, and pursuant to which Liberty had to deliver to the Company, no later than June 30, 2003, a notice setting forth Liberty's determination of the aggregate fair value of the Company's and Liberty's interests in QVC. On June 30, 2003, Liberty delivered notice to the Company setting the aggregate fair value of the Company's and Liberty's interests in QVC at $13.75 billion. Under the terms of the June 2003 Agreement, the Company had to elect either to purchase Liberty's interest in QVC or sell the Company's approximate 57% interest in QVC to Liberty, based on the value determined by Liberty.

     On July 3, 2003, the Company elected to sell its interest in QVC under a stock purchase agreement with Liberty for approximately $7.9 billion. Liberty will purchase the Company's interest in QVC in part with shares of Liberty's Series A common stock (valued at $11.71 per share) representing 7.5% of the shares of Liberty common stock outstanding (after giving effect to that issuance), or approximately 218 million shares based on the number of Liberty shares currently outstanding. The remainder of the purchase price will be paid in the form of a three-year senior unsecured note bearing interest at LIBOR plus 1.5%. The values of the shares and the note to be delivered to the Company are approximately $2.6 billion and $5.3 billion, respectively. Under the stock purchase agreement, the Company will have registration rights that should facilitate the disposal or monetization of its shares in Liberty and in the note.

     The Company expects to record a pre-tax gain on the sale of approximately $6.5 billion. The fair value of the consideration to be received from Liberty upon consummation of the transaction will be determined at the closing date and will affect the actual pre-tax gain to be recorded by the Company. The transaction is subject to customary closing conditions and regulatory approvals. The Company expects to close the transaction by the end of 2003.

     Effective in the third quarter, the Company will classify QVC as an asset held for sale and will report the results of operations for QVC in discontinued operations for all periods presented in accordance with SFAS No. 144.

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


                                                        (Amounts in millions,
                                                        except per share data)
                                                           Six Months Ended
                                                            June 30, 2002
                                                       ------------------------

     Revenues......................................            $10,190
     Net loss......................................           ($14,172)
     Diluted EPS...................................             ($6.28)

     The unaudited pro forma information for the six months ended June 30, 2002 includes $11.781 billion, net of tax, of goodwill and franchise impairment charges recorded by Broadband prior to the closing of the Broadband acquisition.


                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2003
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                   (Unaudited)

5.   INVESTMENTS

                                                                                 June 30,          December 31,
                                                                                   2003                2002
                                                                                -----------       --------------
                                                                                        (in millions)
Fair value method (see Note 7)
     AT&T Corp. .........................................................           $               $   287
     Cablevision ........................................................              861              694
     Microsoft ..........................................................            1,951            1,967
     Sprint Corp. PCS Group .............................................              357              369
     Vodaphone ..........................................................            1,559            1,759
     Other ..............................................................              109               82
                                                                                   -------          -------
                                                                                     4,837            5,158
                                                                                   -------          -------
Equity Method
     Cable related ......................................................            2,167            2,094
     Other ..............................................................              223              236
                                                                                   -------          -------
                                                                                     2,390            2,330
                                                                                   -------          -------

Cost method, principally TWC and AOL Time Warner
     at June 30, 2003 and TWE at December 31, 2002
     (see Note 4) .......................................................            8,320           10,985
                                                                                   -------          -------

     Total investments ..................................................           15,547           18,473
Less, current investments ...............................................            2,161            3,266
                                                                                   -------          -------
Non-current investments .................................................          $13,386          $15,207
                                                                                   =======          ========

     Fair Value Method
     The Company  holds  unrestricted  equity  investments  in certain  publicly traded  companies,  which it accounts for as available  for sale or trading securities.  The net unrealized pre-tax gains on investments  accounted for as available for sale  securities as of June 30, 2003 and December 31, 2002 of $63 million and $72  million,  respectively,  have been  reported in the
     Company's   consolidated  balance  sheet  principally  as  a  component  of accumulated other  comprehensive loss, net of related deferred income taxes of $22 million and $25 million, respectively.

     The cost, fair value and gross unrealized gains and losses related to the Company's available for sale securities are as follows (in millions):


                                                       June 30,         December 31,
                                                        2003                2002
                                                     -----------         -----------

     Cost......................................              $77                $322
     Gross unrealized gains....................               64                  73
     Gross unrealized losses...................               (1)                 (1)
                                                     -----------         -----------

     Fair value................................             $140                $394
                                                     ===========         ===========


     Cost Method
     In connection with the Broadband acquisition, the Company acquired an indirect interest in CC VIII, LLC ("CC VIII"), a cable joint venture with Charter Communications, Inc. ("Charter"). In April 2002, AT&T exercised its rights to cause Paul G. Allen ("Allen"), Charter's Chairman, or his designee to purchase this indirect interest. In June 2003, Allen purchased the Company's interest in CC VIII for $728 million in cash. The Company accounted

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     for the sale of its interest in CC VIII at fair value with no gain or loss recognized. The Company used the proceeds from the sale to repay a portion of the amounts outstanding under its revolving credit facilities.

     Investment Income (Loss), Net
     Investment income (loss), net for the interim periods includes the following (in millions):



                                                                 Three Months Ended         Six Months Ended
                                                                      June 30,                  June 30,
                                                                  2003         2002         2003         2002
                                                                -------      -------      -------      -------

Interest and dividend income ..............................     $    49      $    11      $    82      $    18
Gains (losses) on sales and exchanges of investments, net .                     (103)          22         (101)
Investment impairment losses ..............................         (15)        (208)         (70)        (221)
Unrealized gains (losses) on trading securities ...........         307         (420)         292       (1,440)
Mark to market adjustments on derivatives related to
     trading securities ...................................        (294)         324         (305)       1,171
Mark to market adjustments on derivatives and
     hedged items .........................................         (38)         (63)        (242)        (134)
                                                                -------      -------      -------      -------

     Investment income (loss), net ........................     $     9      ($  459)     ($  221)     ($  707)
                                                                =======      =======      =======      =======

6.   GOODWILL

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 11) for the periods presented are as follows (in millions):


                                                                                          Corporate
                                                                Cable       Commerce      and Other       Total
                                                              --------      --------      --------     --------

Balance, December 31, 2002 ..............................     $ 15,644      $    835      $    918     $ 17,397
    Purchase price allocation adjustments ...............         (215)                                    (215)
    Intersegment transfers ..............................           20                         (20)
                                                              --------      --------      --------     --------
Balance, June 30, 2003 ..................................     $ 15,449      $    835      $    898     $ 17,182
                                                              ========      ========      ========     =========

     During the six  months  ended  June 30,  2003,  the  Company  adjusted  its preliminary purchase price allocation of the Broadband  acquisition.  These
     adjustments   resulted  in  a  reduction  of  goodwill  and   corresponding
     adjustments to franchise  rights,  other noncurrent  liabilities,  deferred income taxes and certain working capital accounts (see Note 4).

7.   LONG-TERM DEBT


                                                    June 30,       December 31,
                                                     2003             2002
                                                  -----------      -----------
                                                          (in millions)
Notes exchangeable into common stock ...........   $ 5,613          $ 5,459
Bank and public debt ...........................    26,084           28,702
Other, including capital lease obligations......       642              749
                                                   -------          -------
     Total debt ................................   $32,339          $34,910
                                                   =======          =======


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Cross-Guarantee Structure
     To simplify the Company's capital structure, effective with the acquisition of Broadband, the Company and four of its cable holding company subsidiaries fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings Corporation ("Comcast Holdings") is not a guarantor, and none of its debt is guaranteed. Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally a part of the Cross-Guarantee Structure. On March 12, 2003, the Company announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware, Inc.'s $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure. As of June 30, 2003, $23.766 billion of the Company's debt securities were entitled to the benefits of the Cross-Guarantee Structure (see Note 12).

     Senior Notes Offerings
     In January, March and May 2003, the Company sold an aggregate of $4.0 billion of public debt consisting of $600 million of 5.85% senior notes due 2010, $900 million of 6.50% senior notes due 2015, $750 million of 5.50% senior notes due 2011, $750 million of 7.05% senior notes due 2033 and $1.0 billion of 5.30% senior notes due 2014. The Company used all of the net proceeds from the offerings to repay a portion of its short-term debt outstanding and to repay a portion of amounts outstanding under its revolving credit facilities due in 2005 and 2007.

     Repayments of Debt with Proceeds from TWE Restructuring
     On March 31, 2003, in connection with the closing of the TWE restructuring, the Company received $2.1 billion in cash which was used to repay debt, including the remaining outstanding balance of its short-term debt (see
     Note 4).

     Redemptions and Refinancings of Debt
     In May 2003, the Company redeemed at their respective scheduled redemption price $433 million aggregate principal amount of certain of its senior notes and senior subordinated notes with maturities ranging from 2003 to 2023 and interest rates ranging from 8 1/4% to 9.65%. The Company financed the redemptions with amounts available under its existing credit facilities.

     In May 2003, the Company borrowed an aggregate of $2.75 billion, representing all amounts available under two new credit agreements. Borrowings under the new credit agreements, which bear interest at LIBOR plus 1.125% and LIBOR plus 0.875%, respectively, and are due in 2006, were used to repay a portion of the $3.18 billion that was outstanding under the Company's term loan due 2004. The new credit agreements replaced the Company's 364-day credit facility, which expired in May 2003.

     Notes Exchangeable into Common Stock
     As a result of the Broadband acquisition, the Company assumed exchangeable notes (the "Exchangeable Notes") which are mandatorily redeemable at the Company's option into shares of Cablevision NY Group ("Cablevision") Class A common stock or its cash equivalent, Microsoft Corporation ("Microsoft") common stock or its cash equivalent, (i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs, and Comcast Class A Special common stock or its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. The Company's Exchangeable Notes are collateralized by the Company's investments in Cablevision, Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury. The Exchangeable Notes mature in tranches from 2003 through 2007.

     During the three months ended June 30, 2003, the Company settled $176 million of its obligations relating to Vodafone exchangeable notes by delivering the underlying shares of Vodafone common stock to the counterparty  upon  maturity  of the  instruments,  and the  equity  collar agreements related to the underlying Vodafone shares expired. The transaction, which respresented a non-cash financing and investing activity, had no effect on the Company's statement of cash flows due to its non-cash nature. As of June 30, 2003, the securities held by the Company collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 5 and 9).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of June 30, 2003, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     The Company split the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 5) and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):


                                           Exchangeable Notes         ZONES
                                         --------------------   -------------------
                                               Six Months              Six Months
                                                  Ended                   Ended
                                                June 30,                 June 30,
                                                  2003         2003       2002
                                                -------      -------     -------
Balance at Beginning of Period:
Debt component ................................ $ 6,981      $   491     $   468
Derivative component ..........................  (1,522)         208       1,145
                                                -------      -------     -------
Total .........................................   5,459          699       1,613

Decrease in debt component due to maturities...    (176)

(Decrease) increase in debt
component to interest expense .................     (55)          12          11
Increase (decrease) in derivative
component to investment income (loss), net ....     385           65        (935)

Balance at End of Period:
Debt component ................................   6,750          503         479
Derivative component ..........................  (1,137)         273         210
                                                -------      -------     -------
Total ......................................... $ 5,613      $   776     $   689
                                                =======      =======     =======


     Interest Rates
     Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income (loss), net, the Company's effective weighted average interest rate on its total debt outstanding was 6.53% and 6.00% as of June 30, 2003 and December 31, 2002, respectively.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and securities prices. The Company has issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

     Lines and Letters of Credit
     As of June 30, 2003, certain subsidiaries of the Company had unused lines of credit of $5.163 billion under their respective credit facilities.

     As of June 30, 2003, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $400 million to cover potential fundings under various agreements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions, except per share data):



                                                                    Three Months Ended       Six Months Ended
                                                                         June 30,                June 30,
                                                                      2003      2002        2003       2002
                                                                     -----      -----      -----      -----

Net loss, as reported ..........................................     ($ 22)     ($210)     ($319)     ($299)

Deduct: Total stock-based compensation
     expense determined under fair value based method
     for all awards, net of related tax effects ................       (45)       (36)       (83)       (69)
                                                                     -----      -----      -----      -----

Pro forma, net loss ............................................     ($ 67)     ($246)     ($402)     ($368)
                                                                     =====      =====      =====      =====

Basic and Diluted loss for common stockholders per
 common share:
     As reported ...............................................     ($0.01)    ($0.22)    ($0.14)    ($0.31)
     Pro forma .................................................     ($0.03)    ($0.26)    ($0.18)    ($0.39)



     Total stock-based compensation expense was determined under the fair value method for all awards assuming accelerated vesting of the Company's stock options as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 assuming straight-line rather than accelerated vesting of its stock options, total stock-based compensation expense, net of related tax effects, would have been $38 million and $28 million for the three months ended June 30, 2003 and 2002, respectively, and $71 million and $55 million for the six months ended June 30, 2003 and 2002, respectively.

     The weighted-average fair value at date of grant of a Class A common stock option granted under the Company's option plans during the three and six months ended June 30, 2003 was $7.15 and $10.27, respectively. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the option plans during the three and six months ended June 30, 2002 was $12.98 and $16.30, respectively. The fair value of each option granted during the interim periods in 2003 and 2002 was estimated on the date of grant using the Black- Scholes option-pricing model with the following weighted-average assumptions:

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)



                                             Three Months Ended June 30,          Six Months Ended June 30,
                                              2003                2002             2003               2002
                                         ---------------    ---------------- ----------------   ----------------
                                             Class A        Class A Special      Class A        Class A Special
                                          Common Stock        Common Stock     Common Stock       Common Stock
                                         ---------------    ---------------- ----------------   ----------------

     Dividend yield.....................           0%                 0%               0%                 0%
     Expected volatility................        29.8%              30.0%            29.4%              29.2%
     Risk-free interest rate............         2.0%               5.3%             3.3%               5.3%
     Expected option lives (in years)...         3.1                8.0              6.6                8.0
     Forfeiture rate....................         3.0%               3.0%             3.0%               3.0%

     The pro forma effect on net loss and net loss per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Comcast Option Plans
     The Company maintains stock option plans for certain employees, directors and other persons (collectively, the "Comcast Option Plans"). The following table summarizes the activity of the Comcast Option Plans during the six months ended June 30, 2003 (options in thousands):


                                               Class A               Class A Special
                                             Common Stock              Common Stock
                                        ----------------------    ----------------------
                                                    Weighted-                 Weighted-
                                                     Average                   Average
                                                    Exercise                  Exercise
                                         Options      Price        Options      Price
                                        ---------  ------------   ---------  -----------
Outstanding at beginning of period      63,575      $   43.31    64,890      $   28.57
Granted ..........................      23,327          28.64
Exercised ........................        (486)         16.32    (2,100)          8.63
Canceled .........................      (1,535)         49.48      (604)         36.36
                                      ---------                 -------
Outstanding at end of period .....      84,881          39.34    62,186          29.16
                                      =========                 =======
Exercisable at end of period .....      57,384          44.68    26,277          21.67
                                      =========                 =======


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Comprehensive Loss
     The Company's total comprehensive loss for the interim periods was as follows (in millions):


                                                             Three Months Ended       Six Months Ended
                                                                  June 30,                June 30,
                                                               2003        2002       2003        2002
                                                             ---------  ----------  ---------  ----------
     Net loss.............................................        ($22)      ($210)     ($319)      ($299)
     Unrealized gains (losses) on marketable securities...           3        (223)       (28)       (364)
     Reclassification adjustments for losses
       included in net loss...............................           3         198         27         203
     Unrealized gains on the effective portion
       of cash flow hedges................................                       4
     Foreign currency translation gains (losses)..........           9           5         15          (7)
                                                             ---------  ----------  ---------  ----------
     Comprehensive loss...................................         ($7)      ($226)     ($305)      ($467)
                                                             =========  ==========  =========  ==========


9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and income taxes during the interim periods as follows (in millions):


                                                         Three Months Ended            Six Months Ended
                                                              June 30,                     June 30,
                                                        2003            2002         2003           2002
                                                     -----------     -----------  -----------    -----------

Interest ............................................. $  452         $  237          $1,019     $  347
Income taxes ........................................  $  156         $  129          $  197     $  159



     During the three months ended June 30, 2003, the Company entered into non-cash financing and investing activities related to certain of its Exchangeable Notes (see Note 7).

10.  COMMITMENTS AND CONTINGENCIES

     Commitments
     Certain subsidiaries of the Company support debt compliance with respect to obligations aggregating $1.021 billion as of June 30, 2003 of certain cable television partnerships and investments in which the Company holds an ownership interest (see Note 5). The obligations expire between May 2008 and September 2010. Although there can be no assurance, management believes that it will not be required to meet its obligations under such commitments. The total notional amount of commitments for the Company was $1.021 billion as of June 30, 2003, at which time there were no quoted market prices for similar agreements.

     Contingencies
     Litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet access and content services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At
     Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. An amended consolidated class action complaint was filed on November 8, 2002. All of the defendants served motions to dismiss on February 11, 2003.

     Under the terms of the Broadband acquisition, the Company is contractually liable for 50% of any liabilities of AT&T relating to At Home, including any resulting from any pending or threatened litigation. AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where the Company is also a defendant, there are two additional actions brought by At Home's bondholders' liquidating trust against AT&T, not naming the Company: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. Both of these actions are in the discovery stage. AT&T moved to dismiss the Santa Clara action on the grounds that California is an inconvenient forum, but the court denied AT&T's motion. AT&T also moved to transfer the Northern District of California action to the Southern District of New York as being a more convenient venue. AT&T's motion was denied on April 25, 2003.

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

     Some of the entities formerly attributed to Broadband which are now subsidiaries of the Company are parties to an affiliation term sheet with Starz Encore Group LLC, an affiliate of Liberty Media Corporation, which extends to 2022. The term sheet purports to require annual fixed price payments, subject to adjustment for various factors, including inflation. The term sheet also purports to require the Company to pay two-thirds of Starz Encore's programming costs above levels designated in the term sheet. Excess programming costs that may be payable by the Company in future years are not presently estimable, and could be significant.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

     On March 3, 2003, Starz Encore filed a motion for leave to file a second amended complaint that would add allegations that Broadband has breached certain purported joint-marketing obligations under the term sheet and that the Company and Comcast Holdings have breached certain purported joint-marketing obligations under the March 17, 1999 contract and other agreements. The Company, Comcast Holdings and Broadband opposed Starz Encore's motion for leave to file a second amended complaint and, in light of Starz Encore's pending motion for leave to amend, sought an extension of time from the Court to respond to Starz Encore's amended complaint. Both Starz Encore's motion to amend and the Company's motion to extend time are fully briefed and have been submitted to the Court for decision.

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

     On May 10, 2002, Broadband filed a demand for arbitration against CSG before the American Arbitration Association asserting, among other things, the right to terminate the master agreement and seeking damages under the most favored nation provision or otherwise. On May 31, 2002, CSG answered Broadband's arbitration demand and asserted various counterclaims, including for (i) breach of the master agreement; (ii) a declaration that the Company is now bound by the master agreement to use CSG as its exclusive provider for certain billing and customer care services; (iii) tortious interference with prospective contractual relations; and (iv) civil conspiracy. The evidentiary hearing commenced on May 9, 2003 and concluded on June 17, 2003. The parties filed and exchanged opening post-hearing briefs on July 25, 2003 and are scheduled to file and exchange reply briefs on August 8, 2003. Final oral arguments are currently scheduled for September 10 and 11, 2003.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  FINANCIAL DATA BY BUSINESS SEGMENT

     The following represents the Company's significant business segments, "Cable" and "Commerce." The components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (in millions).


                                                                       Corporate and
                                                  Cable       Commerce   Other (1)     Total
Three Months Ended June 30, 2003                  -----       -------- -------------   -----
--------------------------------
Revenues (2) ................................  $  4,379     $  1,101     $    205      $  5,685
Operating income before depreciation and
     amortization (3) .......................     1,597          219           15         1,831
Depreciation and amortization ...............     1,133           34           53         1,220
Operating income (loss) .....................       464          185          (38)          611
Interest expense ............................       379            2          111           492
Capital expenditures ........................     1,047           16            7         1,070

Three Months Ended June 30, 2002
--------------------------------
Revenues (2) ................................  $  1,541     $    990     $    173      $  2,704
Operating income before
     depreciation and amortization (3) ......       654          194           18           866
Depreciation and amortization ...............       298           29           61           388
Operating income (loss) .....................       356          165          (43)          478
Interest expense ............................       141            3           38           182
Capital expenditures ........................       331           51            8           390

Six Months Ended June 30, 2003
------------------------------
Revenues (2) ................................  $  8,611     $  2,163     $    429      $ 11,203
Operating income before depreciation and
     amortization (3) .......................     3,018          430           21         3,469
Depreciation and amortization ...............     2,213           65          107         2,385
Operating income (loss) .....................       805          365          (86)        1,084
Interest expense ............................       827            3          187         1,017
Capital expenditures ........................     2,000           29           12         2,041

Six Months Ended June 30, 2002
------------------------------
Revenues (2) ................................  $  3,010     $  1,978     $    383      $  5,371
Operating income before
     depreciation and amortization (3) ......     1,251          386           37         1,674
Depreciation and amortization ...............       591           56          128           775
Operating income (loss) .....................       660          330          (91)          899
Interest expense ............................       287            6           76           369
Capital expenditures ........................       689           83           17           789

As of June 30, 2003
-------------------
Assets ......................................  $ 96,200     $  3,237     $ 10,085      $109,522
Long-term debt, less current portion ........    21,677                     8,246       29,923

As of December 31, 2002
----------------------
Assets ................................. .....  $106,291     $  3,000     $  3,814      $113,105
Long-term debt, less current portion ... .....    26,033            1        1,923        27,957

----------------------

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

(1) Other includes segments not meeting certain quantitative guidelines for reporting including the Company's content operations and elimination entries related to the segments presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations (see Notes 5 and 6).
(2) Revenues include $241 million, $146 million, $456 million and $286 million during the three months ended June 30, 2003 and 2002 and during the six months ended June 30, 2003 and 2002, respectively, of non-US revenues, principally related to the Company's commerce segment. No single customer accounted for a significant amount of the Company's revenues in any period.
(3)   Operating  income  before  depreciation  and  amortization  is  defined as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of the Company's businesses and intangible assets recognized in business combinations, and is unaffected by the Company's capital structure or investment activities. The Company's management and Board of Directors use this measure in evaluating the Company's consolidated operating performance and the operating performance of all of its operating segments. This metric is used to allocate resources and capital to the Company's operating segments and is a significant component of the Company's annual incentive compensation programs. This measure is also useful to investors as it is one of the bases for comparing the Company's operating performance with other companies in its industries, although the Company's measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income
      (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In November 2002, in order to simplify the Company's capital structure, the Company and four of its cable holding company subsidiaries, Comcast Cable Communications, Inc. (Comcast Cable or "CCCI"), Comcast Cable Communications Holdings, Inc. (Comcast Cable Communications Holdings or "CCCH"), Comcast MO Group, Inc. ("Comcast MO Group"), and Comcast Cable Holdings, LLC (Comcast Cable Holdings or "CCH"), fully and unconditionally guaranteed each other's debt securities. Comcast MO of Delaware, Inc. ("Comcast MO of Delaware") was not originally a part of the Cross-Guarantee Structure. On March 12, 2003, the Company announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware's $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure (see Note 7). Comcast MO Group and CCH (as of December 31, 2002) and Comcast MO Group, CCH and Comcast MO of Delaware (as of June 30, 2003 and for the three and six months ended June 30, 2003) are collectively referred to as the "Combined CCHMO Parents." Condensed consolidating financial information of the Company is as follows (in millions):



                                                       Comcast Corporation
                                              Condensed Consolidating Balance Sheet
                                                      As of June 30, 2003

                                                                                                   Elimination
                                                                              Combined    Non-        and        Consolidated
                                                    Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                                     Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                                    --------------------------------------------------------------------------
ASSETS
------
   Cash and cash equivalents......................      $        $        $         $       $1,324      $           $1,324
   Investments....................................         50                                2,111                   2,161
   Accounts receivable, net.......................                                           1,376                   1,376
   Inventories, net...............................                                             506                     506
   Deferred income taxes..........................                                             137                     137
   Other current assets...........................          6                                  383                     389
                                                     -------- -------- -------- --------- --------  ---------  -----------
     Total current assets.........................         56                                5,837                   5,893
                                                     -------- -------- -------- --------- --------  ---------  -----------
   INVESTMENTS..............................                                                13,386                  13,386
   INVESTMENTS IN AND AMOUNTS DUE FROM
     SUBSIDIARIES ELIMINATED UPON
     CONSOLIDATION................................     45,268   21,148   27,176    34,350   14,162   (142,104)
   PROPERTY AND EQUIPMENT, net....................                                          19,079                  19,079
   FRANCHISE RIGHTS...............................                                          48,332                  48,332
   GOODWILL.......................................                                          17,182                  17,182
   OTHER INTANGIBLE ASSETS, net...................                                           4,864                   4,864
   OTHER NONCURRENT ASSETS, net...................         90       49       31                616                     786
                                                     -------- -------- -------- --------- --------  ---------  -----------
   Total Assets...................................    $45,414  $21,197  $27,207   $34,350 $123,458  ($142,104)    $109,522
                                                     ======== ======== ======== ========= ========  =========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   Accounts payable...............................      $        $        $         $       $1,507      $           $1,507
   Accrued expenses and other current
     liabilities..................................        270       99       75       309    4,307                   5,060
   Deferred income taxes..........................                                             557                     557
   Current portion of long-term debt..............                 308                152    1,956                   2,416
                                                     -------- -------- -------- --------- --------  ---------  -----------
     Total current liabilities....................        270      407       75       461    8,327                   9,540
                                                     -------- -------- -------- --------- --------  ---------  -----------
   LONG-TERM DEBT, less current portion...........      6,768    6,628    3,498     6,513    6,516                  29,923
   DEFERRED INCOME TAXES..........................                                          23,622                  23,622
   OTHER NONCURRENT LIABILITIES...................        295                         200    5,047                   5,542
   MINORITY INTEREST..............................                                           2,814                   2,814

STOCKHOLDERS' EQUITY
   Common stock...................................         25                                                           25
   Other stockholders' equity.....................     38,056   14,162   23,634    27,176   77,132   (142,104)      38,056
                                                     -------- -------- -------- --------- --------  ---------  -----------
     Total Stockholders' Equity...................     38,081   14,162   23,634    27,176   77,132   (142,104)      38,081
                                                     -------- -------- -------- --------- --------  ---------  -----------
     Total Liabilities and Stockholders' Equity ...   $45,414  $21,197  $27,207   $34,350 $123,458  ($142,104)    $109,522
                                                     ======== ======== ======== ========= ========  =========  ===========





                                             COMCAST CORPORATION AND SUBSIDIARIES
                                                          FORM 10-Q
                                                 QUARTER ENDED JUNE 30, 2003
                               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                         (Unaudited)

                                                    Comcast Corporation
                                           Condensed Consolidating Balance Sheet
                                                  As of December 31, 2002



                                                                                                 Elimination
                                                                            Combined    Non-        and        Consolidated
                                                  Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                                   Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                                  --------------------------------------------------------------------------
ASSETS
------
   Cash and cash equivalents....................      $        $        $         $         $781      $             $781
   Investments..................................         30                                3,236                   3,266
   Accounts receivable, net.....................                                           1,408                   1,408
   Inventories, net.............................                                             479                     479
   Assets held for sale.........................                                             613                     613
   Deferred income taxes........................                                             129                     129
   Other current assets.........................         22                                  378                     400
                                                   -------- -------- -------- --------- --------  ---------  -----------
     Total current assets.......................         52                                7,024                   7,076
                                                   -------- -------- -------- --------- --------  ---------  -----------
   INVESTMENTS..................................                                          15,207                  15,207
     INVESTMENTS IN AND AMOUNTS DUE FROM
     SUBSIDIARIES ELIMINATED UPON
     CONSOLIDATION..............................     39,356   21,818   33,683    40,749   13,913   (149,519)
   PROPERTY AND EQUIPMENT, net..................                                          18,866                  18,866
   FRANCHISE RIGHTS.............................                                          48,222                  48,222
   GOODWILL.....................................                                          17,397                  17,397
   OTHER INTANGIBLE ASSETS, net.................                                           5,599                   5,599
   OTHER NONCURRENT ASSETS, net.................         74       99      121                444                     738
                                                    -------- -------- -------- --------- --------  ---------  -----------
   Total Assets.................................    $39,482  $21,917  $33,804   $40,749 $126,672  ($149,519)    $113,105
                                                    ======== ======== ======== ========= ========  =========  ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   Accounts payable.............................         $1    $        $         $       $1,662      $           $1,663
   Accrued expenses and other current
     liabilities................................        208      107       46       469    4,819                   5,649
   Liabilities related to assets held for
     sale.......................................                                              13                      13
   Deferred income taxes........................                                           1,105                   1,105
   Short-term debt..............................                        3,750                                      3,750
   Current portion of long-term debt............                                  1,465    1,738                   3,203
                                                   -------- -------- -------- --------- --------  ---------  -----------
     Total current liabilities..................        209      107    3,796     1,934    9,337                  15,383
                                                   -------- -------- -------- --------- --------  ---------  -----------
   LONG-TERM DEBT, less current portion.........        680    7,897    6,005     4,932    8,443                  27,957
   DEFERRED INCOME TAXES........................                                          23,110                  23,110
   OTHER NONCURRENT LIABILITIES.................        264                         200    5,188                   5,652
   MINORITY INTEREST............................                                           2,674                   2,674

STOCKHOLDERS' EQUITY
   Common stock.................................         25                                                           25
   Other stockholders' equity...................     38,304   13,913   24,003    33,683   77,920   (149,519)      38,304
                                                   -------- -------- -------- --------- --------  ---------  -----------
   Total Stockholders' Equity...................     38,329   13,913   24,003    33,683   77,920   (149,519)      38,329
                                                    -------- -------- -------- --------- --------  ---------  -----------
   Total Liabilities and Stockholders' Equity...    $39,482  $21,917  $33,804   $40,749 $126,672  ($149,519)    $113,105
                                                    ======== ======== ======== ========= ========  =========  ===========




                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2003
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                     (Unaudited)


                                                    Comcast Corporation
                                      Condensed Consolidating Statement of Operations
                                         For the Three Months Ended June 30, 2003





                                                                                           Elimination
                                                                      Combined    Non-         and     Consolidated
                                            Comcast   CCCI     CCCH    CCHMO   Guarantor   Consolidation  Comcast
                                             Parent  Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             -------- -------- -------- --------- --------  ---------  -----------
REVENUES
   Service revenues.........................    $        $        $        $       $4,584     $          $4,584
   Net sales from electronic retailing......                                        1,101                 1,101
   Management fee revenue...................       92      34        58       58                (242)
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                   92      34        58       58    5,685       (242)     5,685
                                             -------- ------- --------- -------- -------- ---------- ----------
COSTS AND EXPENSES
   Operating (excluding depreciation).......                                        1,878                 1,878
   Cost of goods sold from electronic
     retailing (excluding depreciation).....                                          697                   697
   Selling, general and administrative......       38      34        58       58    1,333       (242)     1,279
   Depreciation.............................                                          837                   837
   Amortization.............................                                          383                   383
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                   38      34        58       58    5,128       (242)     5,074
                                             -------- ------- --------- -------- -------- ---------- ----------

OPERATING INCOME............................       54                                 557                   611

OTHER INCOME (EXPENSE)
   Interest expense.........................      (79)   (139)      (93)     (77)    (104)                 (492)
   Investment income, net...................                                            9                     9
   Equity in net (losses) income of
     affiliates.............................       (5)    272       (70)     (20)     181       (359)        (1)
   Other income.............................                                           24                    24
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                  (84)    133      (163)     (97)     110       (359)      (460)
                                             -------- ------- --------- -------- -------- ---------- ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST.........................      (30)    133      (163)     (97)     667       (359)       151
INCOME TAX BENEFIT (EXPENSE)................        8      49        32       27     (193)                  (77)
                                             -------- ------- --------- -------- -------- ---------- ----------
INCOME (LOSS) BEFORE MINORITY INTEREST......      (22)    182      (131)     (70)     474       (359)        74
MINORITY INTEREST...........................                                          (96)                  (96)
                                             -------- ------- --------- -------- -------- ---------- ----------
NET INCOME (LOSS)...........................     ($22)   $182     ($131)    ($70)    $378      ($359)      ($22)
                                             ======== ======= ========= ======== ======== ========== ===========



                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2003
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                     (Unaudited)



                                                 Comcast Corporation
                                   Condensed Consolidating Statement of Operations
                                       For the Three Months Ended June 30, 2002

                                                                                            Elimination
                                                                       Combined    Non-         and     Consolidated
                                             Comcast   CCCI     CCCH    CCHMO   Guarantor   Consolidation  Comcast
                                              Parent  Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             -------- -------- -------- --------- --------  ---------  -----------

REVENUES
   Service revenues.........................    $        $        $        $       $1,714     $          $1,714
   Net sales from electronic retailing......                                          990                   990
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                                                    2,704                 2,704
                                             -------- ------- --------- -------- -------- ---------- ----------

COSTS AND EXPENSES
   Operating (excluding depreciation).......                                          722                   722
   Cost of goods sold from electronic
     retailing (excluding depreciation).....                                          626                   626
   Selling, general and administrative......                                          490                   490
   Depreciation.............................                                          342                   342
   Amortization.............................                                           46                    46
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                                                    2,226                 2,226
                                             -------- ------- --------- -------- -------- ---------- ----------

OPERATING INCOME............................                                          478                   478

OTHER INCOME (EXPENSE)
   Interest expense.........................             (140)                        (42)                 (182)
   Investment loss, net.....................                                         (459)                 (459)
   Equity in net income (losses) of
     affiliates.............................              227                          92       (363)       (44)
   Other income.............................                                            9                     9
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                           87                        (400)      (363)      (676)
                                             -------- ------- --------- -------- -------- ---------- ----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST....................               87                          78       (363)      (198)

INCOME TAX BENEFIT (EXPENSE)................               49                         (16)                   33
                                             -------- ------- --------- -------- -------- ---------- ----------

INCOME (LOSS) BEFORE MINORITY INTEREST......              136                          62       (363)      (165)

MINORITY INTEREST...........................                                          (45)                  (45)
                                             -------- ------- --------- -------- -------- ---------- ----------

NET INCOME (LOSS)...........................    $        $136     $        $          $17      ($363)     ($210)
                                             ======== ======= ========= ======== ======== ========== ===========



                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2003
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                     (Unaudited)


                                                 Comcast Corporation
                                   Condensed Consolidating Statement of Operations
                                        For the Six Months Ended June 30, 2003

                                                                                            Elimination
                                                                       Combined    Non-         and     Consolidated
                                             Comcast   CCCI     CCCH    CCHMO   Guarantor   Consolidation  Comcast
                                              Parent  Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             -------- -------- -------- --------- --------  ---------  -----------

REVENUES
   Service revenues.........................    $        $        $        $       $9,040     $          $9,040
   Net sales from electronic retailing......                                        2,163                 2,163
   Management fee revenue...................      187      71       116      116                (490)
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                  187      71       116      116   11,203       (490)    11,203
                                             -------- ------- --------- -------- -------- ---------- ----------
COSTS AND EXPENSES
   Operating (excluding depreciation).......                                        3,808                 3,808
   Cost of goods sold from electronic
     retailing (excluding depreciation).....                                        1,370                 1,370
   Selling, general and administrative......       76      71       116      116    2,667       (490)     2,556
   Depreciation.............................                                        1,636                 1,636
   Amortization.............................                                          749                   749
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                   76      71       116      116   10,230       (490)    10,119
                                             -------- ------- --------- -------- -------- ---------- ----------

OPERATING INCOME............................      111                                 973                 1,084

OTHER INCOME (EXPENSE)
   Interest expense.........................     (123)   (274)     (206)    (192)    (222)               (1,017)
   Investment loss, net.....................                                         (221)                 (221)
   Equity in net income (losses) of
     affiliates.............................     (310)    501      (407)    (282)     302        175        (21)
   Other income.............................                                           42                    42
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                 (433)    227      (613)    (474)     (99)       175     (1,217)
                                             -------- ------- --------- -------- -------- ---------- ----------
INCOME (LOSS) BEFORE INCOME TAXES AND
  MINORITY INTEREST.........................     (322)    227      (613)    (474)     874        175       (133)
INCOME TAX BENEFIT (EXPENSE)................        3      96        72       67     (247)                   (9)
                                             -------- ------- --------- -------- -------- ---------- ----------
INCOME (LOSS) BEFORE MINORITY INTEREST......     (319)    323      (541)    (407)     627        175       (142)
MINORITY INTEREST...........................                                         (177)                 (177)
                                             -------- ------- --------- -------- -------- ---------- ----------
NET INCOME (LOSS)...........................    ($319)   $323     ($541)   ($407)    $450       $175      ($319)
                                             ======== ======= ========= ======== ======== ========== ===========





                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2003
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                     (Unaudited)


                                                 Comcast Corporation
                                   Condensed Consolidating Statement of Operations
                                        For the Six Months Ended June 30, 2002


                                                                                            Elimination
                                                                       Combined    Non-         and     Consolidated
                                             Comcast   CCCI     CCCH    CCHMO   Guarantor   Consolidation  Comcast
                                              Parent  Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             -------- -------- -------- --------- --------  ---------  -----------
REVENUES
   Service revenues.........................    $        $        $        $       $3,393     $          $3,393
   Net sales from electronic retailing......                                        1,978                 1,978
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                                                    5,371                 5,371
                                             -------- ------- --------- -------- -------- ---------- ----------

COSTS AND EXPENSES
   Operating (excluding depreciation).......                                        1,465                 1,465
   Cost of goods sold from electronic
     retailing (excluding depreciation).....                                        1,255                 1,255
   Selling, general and administrative......                                          977                   977
   Depreciation.............................                                          676                   676
   Amortization.............................                                           99                    99
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                                                    4,472                 4,472
                                             -------- ------- --------- -------- -------- ---------- ----------

OPERATING INCOME............................                                          899                   899

OTHER INCOME (EXPENSE)
   Interest expense.........................             (280)                        (89)                 (369)
   Investment loss, net.....................                                         (707)                 (707)
   Equity in net income (losses) of
     affiliates.............................              419                         188       (656)       (49)
   Other expense............................                                          (14)                  (14)
                                             -------- ------- --------- -------- -------- ---------- ----------
                                                          139                        (622)      (656)    (1,139)
                                             -------- ------- --------- -------- -------- ---------- ----------

INCOME (LOSS) BEFORE INCOME TAXES
   AND MINORITY INTEREST....................              139                         277       (656)      (240)

INCOME TAX BENEFIT (EXPENSE)................               98                         (68)                   30
                                             -------- ------- --------- -------- -------- ---------- ----------

INCOME (LOSS) BEFORE MINORITY INTEREST......              237                         209       (656)      (210)

MINORITY INTEREST...........................                                          (89)                  (89)
                                             -------- ------- --------- -------- -------- ---------- ----------

NET INCOME (LOSS)...........................    $        $237     $        $         $120      ($656)     ($299)
                                             ======== ======= ========= ======== ======== ========== ===========



                                         COMCAST CORPORATION AND SUBSIDIARIES
                                                      FORM 10-Q
                                             QUARTER ENDED JUNE 30, 2003
                           NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                     (Unaudited)


                                                 Comcast Corporation
                                   Condensed Consolidating Statement of Cash Flows
                                        For the Six Months Ended June 30, 2003


                                                                                            Elimination
                                                                       Combined    Non-         and     Consolidated
                                             Comcast   CCCI     CCCH    CCHMO   Guarantor   Consolidation  Comcast
                                              Parent  Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             -------- -------- -------- --------- --------  ---------  -----------

OPERATING ACTIVITIES
Net income (loss)............................   ($319)   $323     ($541)   ($407)     $450       $175      ($319)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation..............................                                        1,636                 1,636
   Amortization..............................                                          749                   749
   Non-cash interest (income) expense, net...                         3      (88)       24                   (61)
   Equity in net (income) losses of
     affiliates..............................     310    (501)      407      282      (302)      (175)        21
   Losses (gains) on investments and other
     (income) expense, net...................                                          257                   257
   Minority interest.........................                                          126                   126
   Deferred income taxes.....................                                         (226)                 (226)
   Proceeds from sales of trading securities.                                           85                    85
   Other.....................................                                          101                   101
                                               ------ ------- --------- -------- --------- ---------- ----------
                                                   (9)   (178)     (131)    (213)    2,900                 2,369
   Changes in working capital
     Decrease in accounts receivable, net....                                           32                    32
     Increase in inventories, net............                                          (27)                  (27)
     Decrease in other current assets........                                            3                     3
     Increase (decrease) in accounts
       payable, accrued expenses and
       other current liabilities.............      62      (8)       29     (160)     (306)                 (383)
                                               ------ ------- --------- -------- --------- ---------- ----------
                                                   62      (8)       29     (160)     (298)                 (375)

     Net cash provided by (used in)
       operating activities..................      53    (186)     (102)    (373)    2,602                 1,994
                                               ------ ------- --------- -------- --------- ---------- ----------

FINANCING ACTIVITIES
   Proceeds from borrowings..................   8,138     600                          110                 8,848
   Retirements and repayments of debt........  (2,050) (1,554)   (6,250)  (1,764)       73               (11,545)
   Other.....................................                                           (3)                   (3)
                                               ------ ------- --------- -------- --------- ---------- ----------
     Net cash provided by (used in)
       financing activities..................   6,088    (954)   (6,250)  (1,764)      180                (2,700)
                                               ------ ------- --------- -------- --------- ---------- ----------

INVESTING ACTIVITIES
Net transactions with affiliates.............  (6,141)  1,140     6,352    2,137    (3,488)
Acquisitions, net of cash acquired...........                                          (22)                  (22)
Proceeds from sales of (purchases of)
   short-term investments, net...............                                          (20)                  (20)
Proceeds from restructuring of TWE
   investment................................                                        2,100                 2,100
Proceeds from sales of investments and
   assets held for sale......................                                        1,492                 1,492
Purchases of investments.....................                                         (130)                 (130)
Capital expenditures.........................                                       (2,041)               (2,041)
Additions to intangible and other
   noncurrent assets.........................                                         (130)                 (130)
                                               ------ ------- --------- -------- --------- ---------- ----------
   Net cash provided by (used in)
     investing act...........................  (6,141)  1,140     6,352    2,137    (2,239)                1,249
                                               ------ ------- --------- -------- --------- ---------- ----------

INCREASE IN CASH AND CASH EQUIVALENTS........                                          543                   543
CASH AND CASH EQUIVALENTS, beginning of
     period..................................                                          781                   781
                                               ------ ------- --------- -------- --------- ---------- ----------
CASH AND CASH EQUIVALENTS, end of period.....    $       $        $        $        $1,324     $          $1,324
                                             ======== ======= ========= ======== ======== ========== ===========



                                       29


                                           COMCAST CORPORATION AND SUBSIDIARIES
                                                         FORM 10-Q
                                                QUARTER ENDED JUNE 30, 2003
                             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                                        (Unaudited)


                                                    Comcast Corporation
                                      Condensed Consolidating Statement of Cash Flows
                                          For the Six Months Ended June 30, 2002


                                                                                            Elimination
                                                                       Combined    Non-         and     Consolidated
                                             Comcast   CCCI     CCCH    CCHMO   Guarantor   Consolidation  Comcast
                                              Parent  Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             -------- -------- -------- --------- --------  ---------  -----------

OPERATING ACTIVITIES
Net income (loss)............................   $        $237     $        $         $120      ($656)     ($299)
Adjustments to reconcile net income (loss)
   to net cash provided by (used in)
   operating activities:
   Depreciation..............................                                         676                   676
   Amortization..............................                                          99                    99
   Non-cash interest (income) expense, net...              (8)                         30                    22
   Equity in net (income) losses of
     affiliates..............................            (419)                       (188)       656         49
   Losses (gains) on investments and other
     (income) expense, net...................                                         739                   739
   Minority interest.........................                                          89                    89
   Deferred income taxes.....................                                          (4)                   (4)
   Other.....................................                                         (10)                  (10)
                                             -------- ------- --------- -------  -------- ---------- ----------
                                                         (190)                      1,551                 1,361

   Changes in working capital
     Decrease in accounts receivable, net....                                           9                     9
     Decrease in inventories.................                                          40                    40
     Increase in other current assets........                                         (18)                  (18)
     Decrease in accounts payable, accrued
      expenses and other current liabilities.             (27)                       (315)                 (342)
                                             -------- ------- --------- -------  -------- ---------- ----------
                                                          (27)                       (284)                 (311)

Net cash provided by (used in) operating
      activities.............................            (217)                      1,267                 1,050
                                             -------- ------- --------- -------  -------- ---------- ----------

FINANCING ACTIVITIES
   Proceeds from borrowings..................             624                           8                   632
   Retirements and repayments of debt........            (840)                       (329)               (1,169)
   Other.....................................                                          66                    66
                                             -------- ------- --------- -------  -------- ---------- ----------

Net cash used in financing activities........            (216)                       (255)                 (471)
                                             -------- ------- --------- -------  -------- ---------- ----------

INVESTING ACTIVITIES
   Net transactions with affiliates..........             433                        (433)
   Acquisitions, net of cash required........                                         (16)                  (16)
   Proceeds from sales of (purchase of)
     short-term investments, net.............                                           3                     3
   Proceeds from sales of investments........                                         596                   596
   Purchases of investments..................                                         (32)                  (32)
   Capital expenditures......................                                        (789)                 (789)
   Additions to intangible and other
     noncurrent assets.......................                                        (133)                 (133)
                                             -------- ------- --------- -------  -------- ---------- ----------
   Net cash provided by (used in)
     investing activities....................             433                        (804)                 (371)
                                             -------- ------- --------- -------  -------- ---------- ----------

INCREASE IN CASH AND CASH EQUIVALENTS........                                         208                   208
CASH AND CASH EQUIVALENTS, beginning of
     period..................................                                         350                   350
                                             -------- ------- --------- -------  -------- ---------- ----------
CASH AND CASH EQUIVALENTS, end of period.....   $        $        $        $         $558     $            $558
                                             ======== ======= ========= ======== ======== ========== ===========




                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


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

          Available sources of financing to fund these requirements include our existing cash and cash equivalents, amounts available under our lines of credit, which total $5.163 billion as of June 30, 2003, and through the future sales or monetizations of our investments.

          As more fully described in Note 4 to our financial statements included in Item 1 (see Sale of QVC), in July 2003 we and Liberty Media Corporation ("Liberty") entered into a stock purchase agreement pursuant to which Liberty will purchase our approximate 57% interest in QVC for approximately $7.9 billion in a transaction we expect to close by the end of 2003. Upon closing of the transaction, we expect to receive from Liberty shares of Liberty Series A common stock and a three-year senior unsecured note bearing interest at LIBOR plus 1.5%. The values of the shares and the note to be delivered to us are approximately $2.6 billion and $5.3 billion, respectively. Under the stock purchase agreement, we will have registration rights that should facilitate the disposal or monetization of our shares in Liberty and in the note.

          Cash and Cash Equivalents

          We have traditionally  maintained  significant levels of cash and cash equivalents to meet our short-term liquidity requirements. Our cash equivalents are recorded at fair value. Cash and cash equivalents as of
     June 30, 2003 were $1.324 billion, substantially all of which is unrestricted.

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

          Financing

          As of June 30, 2003 and December 31, 2002, our debt, including capital lease obligations, was $32.339 billion and $34.910 billion, respectively.

          The $2.571 billion decrease from December 31, 2002 to June 30, 2003 results principally from the effects of our net repayments during 2003. Included in our debt as of June 30, 2003 and December 31, 2002 was short-term debt and current portion of long-term debt of $2.416 billion and $6.953 billion, respectively.

          In January, March and May 2003, we sold an

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


     aggregate of $4.0 billion of public debt consisting of $600 million of 5.85% senior notes due 2010, $900 million of 6.50% senior notes due 2015, $750 million of 5.50% senior notes due 2011, $750 million of 7.05% senior notes due 2033 and $1.0 billion of 5.30% senior notes due 2014. We used all of the net proceeds from the offerings to repay a portion of our short-term debt outstanding and to repay a portion of amounts outstanding under our revolving credit facilities due in 2005 and 2007.

          On March 31, 2003, in connection with the closing of the TWE restructuring, we received $2.1 billion in cash which was used to repay debt, including the remaining outstanding balance of our short-term debt.

          In May 2003, we redeemed at their respective scheduled redemption price $433 million aggregate principal amount of certain of our senior notes and senior subordinated notes with maturities ranging from 2003 to 2023 and interest rates ranging from 8 1/4% to 9.65%. We financed the redemptions with amounts available under our existing credit facilities.

          In May 2003, we borrowed an aggregate of $2.75 billion, representing all amounts available under two new credit agreements. Borrowings under the new credit agreements, which bear interest at LIBOR plus 1.125% and LIBOR plus 0.875%, respectively, and are due in 2006, were used to repay a portion of the $3.18 billion that was outstanding under our term loan due 2004. The new credit agreements replaced our 364-day credit facility, which expired in May 2003.

          In June 2003, we sold our interest in CC VIII, LLC, a cable joint venture with Charter Communications, Inc. ("Charter") to Paul G. Allen, Charter's Chairman, for $728 million in cash. We used the proceeds from the sale to repay a portion of the amounts outstanding under our revolving credit facilities.

          During 2003, we settled our obligations relating to certain of our Exchangeable Notes by delivering the underlying shares of common stock to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying shares expired. The transaction, which represented a non-cash financing and investing activity, had no effect on our statement of cash flows due to its non-cash nature. As of June 30, 2003, the securities held by us collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes.

          Excluding the effects of interest rate risk management instruments, 18.5% and 31.8% of our long- term debt, including short-term debt and current portion, as of June 30, 2003 and December 31, 2002, respectively, was at variable rates.

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

          The change in the fair value of our investments accounted for as trading securities was substantially offset by the changes in the fair values of the Equity Collars and the derivative components of the ZONES, Exchangeable Notes and Prepaid Forward Sales. See "Results of Operations - Investment Income (Loss), Net" below.

                             _______________________

     Statement of Cash Flows

          Cash and cash equivalents increased $543 million as of June 30, 2003 from December 31, 2002. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities, which are explained below.

          Net cash provided by operating activities, which amounted to $1.994 billion for the six months ended June 30, 2003, is comprised of operating income excluding depreciation and amortization (see "Results of
     Operations"), the effects of interest payments and changes in working capital as a result of the timing of receipts and disbursements, including income tax payments.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


          Net cash used in financing activities consists primarily of borrowings and repayments of debt. Net cash used in financing activities was $2.700 billion for the six months ended June 30, 2003. During the six months ended June 30, 2003, we borrowed $8.848 billion, consisting of:

    o    $3.988 billion of senior notes,

    o    $3.100 billion under revolving credit facilities,

    o    $1.650 billion under a term loan due 2006, and

    o    $110 million under capital leases and other.

     During the six months ended June 30, 2003, we repaid $11.545 billion of our debt, consisting of:

    o    $3.750 billion of our short-term debt,

    o    $3.200 billion of our revolving credit facilities,

    o    $2.750 billion of our term loans,

    o    $1.800 billion of our senior notes, and

    o    $45 million under capital leases and other.

          Net cash provided by investing activities was $1.249 billion for the six months ended June 30, 2003, including capital expenditures of $2.041 billion, proceeds from the restructuring of our TWE investment of $2.100 billion, and proceeds from sales of investments and assets held for sale of $1.492 billion.

                             _______________________

     Results of Operations

          The effects of the Broadband acquisition were to increase our revenues and expenses, resulting in increases in our operating income. The increases in our depreciation expense from the 2002 to 2003 interim periods are primarily due to the effects of the Broadband acquisition and our increased levels of capital expenditures. The increases in our amortization expense and interest expense from the 2002 to 2003 interim periods are primarily due to the effects of the Broadband acquisition.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):



                                                                 Three Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.......................................................    $5,685      $2,704      $2,981       110.3%
Cost of goods sold from electronic retailing...................       697         626          71        11.3
Operating, selling, general and administrative expenses........     3,157       1,212       1,945       160.5
Depreciation...................................................       837         342         495       144.7
Amortization...................................................       383          46         337       732.6
                                                                ---------   ---------   ---------   ---------
Operating income...............................................       611         478         133        27.8
                                                                ---------   ---------   ---------   ---------
Interest expense...............................................      (492)       (182)        310       170.3
Investment income (loss), net..................................         9        (459)        468          NM
Equity in net losses of affiliates.............................        (1)        (44)        (43)      (97.7)
Other income...................................................        24           9          15       166.7
Income tax (expense) benefit...................................       (77)         33        (110)         NM
Minority interest..............................................       (96)        (45)         51       113.3
                                                                ---------   ---------   ---------   ---------
Net loss.......................................................      ($22)      ($210)      ($188)      (89.5%)
                                                                =========   =========   =========   =========

                                                                  Six Months Ended
                                                                      June 30,          Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ---------   ---------
Revenues.......................................................   $11,203      $5,371      $5,832       108.6%
Cost of goods sold from electronic retailing...................     1,370       1,255         115         9.2
Operating, selling, general and administrative expenses........     6,364       2,442       3,922       160.6
Depreciation...................................................     1,636         676         960       142.0
Amortization...................................................       749          99         650       656.6
                                                                ---------   ---------   ---------   ---------
Operating income...............................................     1,084         899         185        20.6
                                                                ---------   ---------   ---------   ---------
Interest expense...............................................    (1,017)       (369)        648       175.6
Investment loss, net...........................................      (221)       (707)       (486)      (68.7)
Equity in net losses of affiliates.............................       (21)        (49)        (28)      (57.1)
Other income (expense).........................................        42         (14)         56          NM
Income tax (expense) benefit...................................        (9)         30         (39)         NM
Minority interest..............................................      (177)        (89)         88        98.9
                                                                ---------   ---------   ---------   ---------
Net loss.......................................................     ($319)      ($299)        $20         6.7%
                                                                =========   =========   =========   =========

Consolidated Operating Results

          Revenues

          The increases in consolidated revenues for the interim periods from 2002 to 2003 are primarily attributable to increases in service revenues in our Cable segment principally due to the effects of the Broadband acquisition and, to a lesser extent, to increases in net sales in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increases in revenues from our content operations, principally due to increases in distribution and advertising revenues of our cable channels.

          Cost of goods sold from electronic retailing

          Refer to the "Commerce" section of "Operating Results by Business Segment" below for a discussion of the increases in cost of goods sold from electronic retailing.

          Operating, selling, general and administrative expenses

          The increases in consolidated operating, selling, general

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


     and administrative expenses for the interim periods from 2002 to 2003 are primarily attributable to increases in expenses in our Cable segment principally due to the effects of the Broadband acquisition and, to a lesser extent, to increases in expenses in our Commerce segment (see "Operating Results by Business Segment" below). The remaining increases are primarily the result of increased expenses in our content operations, and also due to increases in corporate overhead as a result of the Broadband acquisition.

          Depreciation and Amortization

          The increases in depreciation and amortization expense for the interim periods from 2002 to 2003 are primarily attributable to our Cable segment and are principally due to the effects of the Broadband acquisition, as well as our increased levels of capital expenditures. As a result of the Broadband acquisition, we recorded approximately $4 billion of franchise related customer relationship intangible assets which we are amortizing over their average estimated useful life of approximately four years.

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

     Cable

          The discussion of our cable segment operating results is presented as a historical comparison of the 2003 interim periods and the pre-Broadband acquisition 2002 interim periods. In order to provide additional information relating to our cable segment operating results, we also present a discussion comparing our cable segment operating results on a pro forma basis. Pro forma data is used by management to evaluate performance when significant acquisitions or dispositions occur. Historical data reflects results of acquired businesses only after the acquisition dates while pro forma data enhances comparability of financial information between periods by adjusting the data as if the acquisitions (or dispositions) occurred at the beginning of the prior year. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is not indicative of what our results would have been had we operated Broadband since January 1, 2002, nor of our future results.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


          Pro Forma Results

          As previously described, the following discussion includes the pro forma results of our cable segment operations as if the Broadband acquisition had occurred on January 1, 2002.


                                                                  Three Months Ended
                                                                       June 30,            Increase/(Decrease)
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $3,037      $2,888         $149         5.1%
High-speed Internet..........................................          548         349          199        56.6
Phone........................................................          205         208           (3)       (1.9)
Advertising sales............................................          285         264           21         8.3
Other........................................................          153         161           (8)       (5.0)
Franchise fees...............................................          151         139           12         8.7
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        4,379       4,009          370         9.2
Operating, selling, general and administrative expenses......        2,782       2,832          (50)       (1.8)
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $1,597      $1,177         $420        35.7%
                                                                 =========   =========    =========    =========



                                                                   Six Months Ended
                                                                       June 30,            Increase/(Decrease)
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $6,018      $5,715         $303         5.3%
High-speed Internet..........................................        1,040         661          379        57.3
Phone........................................................          430         383           47        12.0
Advertising sales............................................          521         481           40         8.3
Other........................................................          299         326          (27)       (8.3)
Franchise fees...............................................          302         287           15         5.2
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        8,610       7,853          757         9.6
Operating, selling, general and administrative expenses......        5,592       5,630          (38)       (0.7)
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $3,018      $2,223         $795        35.8%
                                                                 =========   =========    =========    =========

____________

(a)   Operating  income  before  depreciation  and  amortization  is  defined as operating income before depreciation and amortization and impairment charges, if any, related to fixed and intangible assets. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this measure as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (GAAP), in the business segment footnote to our financial statements. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

          Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2002 to 2003 are primarily due to the effects of increases in average monthly revenue per basic subscriber as a result of rate increases in our traditional analog video service and growth in digital subscribers. These increases were offset by lower pay-per-view revenue due to the absence of major boxing events in the second quarter of 2003 and the continuing impact of pre-
     acquisition basic subscriber losses in the newly acquired cable systems. From June 30, 2002 to June 30, 2003, we added approximately 1,127,000 digital subscribers, or a 19.4% increase in digital subscribers.

          The increases in high-speed Internet revenue for the interim periods from 2002 to 2003 are primarily due to the addition of approximately 1,474,000 high-speed Internet subscribers from June 30, 2002 to June 30, 2003, or a 50.6% increase in high-speed Internet subscribers, as well as to the effects of increases in average monthly revenue per subscriber as a result of rate increases.

          The decrease in phone revenue for the three-month interim period from 2002 to 2003 is primarily due to our reduced marketing efforts during 2003. The increase in phone revenue for the six-month interim period from 2002 to 2003 is primarily due to an increase in the number of phone subscribers during 2002 offset, to some extent, by the effects of our reduced marketing efforts during 2003. During the three months ended June 30, 2003, our phone subscribers decreased by approximately 52,000 subscribers primarily as a result of our reduced marketing efforts. We anticipate that our phone subscribers may decrease by up to a total of approximately 150,000 subscribers for all of 2003.

          The increases in advertising sales revenue for the interim periods from 2002 to 2003 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects, and growth in a soft local advertising market.

          Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenues of our digital media center, revenues of our regional sports programming networks and revenue from other product offerings.

          The increases in franchise fees collected from our cable subscribers for the interim periods from 2002 to 2003 are primarily attributable to the increase in our revenues upon which the fees apply.

          The decreases in operating, selling, general and administrative expense for the interim periods from 2002 to 2003 are primarily due to the effects of approximately $100 million and $188 million of acquisition and employee termination related costs recorded by Broadband during the three and six months ended June 30, 2002, offset by the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and increases in labor costs and other volume related expenses in our operations.

          Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.


                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                    FORM 10-Q
                                           QUARTER ENDED JUNE 30, 2003


     Historical Results

                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $3,037      $1,186       $1,851       156.1%
High-speed Internet..........................................          548         140          408       291.4
Phone........................................................          205           6          199          NM
Advertising sales............................................          285         100          185       185.0
Other........................................................          153          58           95       163.8
Franchise fees...............................................          151          51          100       196.1
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        4,379       1,541        2,838       184.2
Operating, selling, general and administrative expenses......        2,782         887        1,895       213.6
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $1,597        $654         $943       144.2%
                                                                 =========   =========    =========    =========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $6,018      $2,336       $3,682       157.6%
High-speed Internet..........................................        1,040         259          781       301.5
Phone........................................................          430          12          418          NM
Advertising sales............................................          521         181          340       187.8
Other........................................................          300         120          180       150.0
Franchise fees...............................................          302         102          200       196.1
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        8,611       3,010        5,601       186.1
Operating, selling, general and administrative expenses......        5,593       1,759        3,834       218.0
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $3,018      $1,251       $1,767       141.2%
                                                                 =========   =========    =========    =========


_______________
(a) See footnote (a) on page 36.

          Of the $1.851 billion and $3.682 billion increases in video revenues for the interim periods from 2002 to 2003, $1.780 billion and $3.532 billion, respectively, is attributable to the effects of our acquisition of Broadband and $71 million and $150 million, respectively, relates to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscribers. From June 30, 2002 to June 30, 2003, we added approximately 435,000 digital subscribers in our historical operations, or a 22.0% increase in digital subscribers. During the three and six months ended June 30, 2003, we added approximately 162,000 and 331,000 digital subscribers, respectively, in our consolidated cable operations.

          The increases in high-speed Internet revenue for the interim periods from 2002 to 2003 are primarily due to the effects of the Broadband acquisition and growth in high-speed Internet subscribers. From June 30, 2002 to June 30, 2003, we added approximately 713,000 high- speed Internet subscribers in our historical operations, or a 61.0% increase in high-speed Internet subscribers. During the three and six months ended June 30, 2003, we added approximately 351,000 and 768,000 high-speed Internet subscribers, respectively, in our consolidated cable operations.

          The increases in phone revenue are attributable to the effects of our acquisition of Broadband.

          The increases in advertising sales revenue for the interim periods from 2002 to 2003 are primarily due to the effects of the Broadband acquisition, as well as to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects, and growth in a soft local advertising market.

          The  increases in other  revenue for the interim  periods from 2002 to
     2003  are   primarily   attributable   to  the  effects  of  the  Broadband
     acquisition.

          The increases in franchise fees collected from our

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


     cable subscribers for the interim periods from 2002 to 2003 are primarily attributable to the increases in our revenues upon which the fees apply.

          The increases in operating, selling, general and administrative expense for the interim periods from 2002 to 2003 are primarily due to the effects of the Broadband acquisition, as well as to the effects of increases in the costs of cable programming, high-speed Internet subscriber growth, and, to a lesser extent, increases in labor costs and other volume related expenses in our historical operations.


Commerce (QVC, Inc. and Subsidiaries)

                                                                  Three Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $1,101        $990         $111        11.3%
Cost of goods sold from electronic retailing.................          697         626           71        11.3
Operating, selling, general and administrative
     expenses................................................          185         170           15         8.8
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................         $219        $194          $25        13.2%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.7%       36.7%
                                                                 =========   =========


                                                                   Six Months Ended
                                                                       June 30,                 Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Net sales from electronic retailing..........................       $2,163      $1,978         $185         9.4%
Cost of goods sold from electronic retailing.................        1,370       1,255          115         9.2
Operating, selling, general and administrative
     expenses................................................          363         337           26         7.7
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................         $430        $386          $44        11.5%
                                                                 =========   =========    =========    ========
Gross margin.................................................         36.7%       36.5%
                                                                 =========   =========

_______________
(a) See footnote (a) on page 36.

          Of the $111 million and $185 million increases in net sales from electronic retailing for the interim periods from 2002 to 2003, $93 million and $167 million, respectively, are attributable to increases in net sales in Germany, Japan, and the United Kingdom, and to the effects of fluctuations in foreign currency exchange rates during the interim periods. The remaining increases in net sales from electronic retailing are attributable to growth in QVC's U.S. operations. Changes in the average number of homes receiving QVC services and net sales per home in the United States as compared to the prior year interim periods are as follows:

                                                                  Three Months          Six Months
                                                                      Ended                Ended
                                                                  June 30, 2003        June 30, 2003
                                                                -----------------     ---------------
Increase in average number of homes..........................          2.4%               2.7%

Increase (decrease) in net sales per home....................          0.4%              (1.1%)




          It is unlikely that the number of homes receiving the QVC service domestically will continue to grow at rates comparable to prior periods given that the QVC service is already received by approximately 97% of all U.S. cable television homes and substantially all satellite television homes in the U.S. Future growth in domestic sales will depend increasingly on continued additions of new customers from homes already receiving the QVC service and growth in repeat sales to existing customers.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


          The increases in cost of goods sold are primarily related to the growth in net sales. The increase in gross margin for the six month interim period from 2002 to 2003 is primarily due to the effects of shifts in sales mix.

          The increases in operating, selling, general and administrative expenses are primarily attributable to higher variable costs and personnel costs associated with the increases in sales volume.

     Consolidated Analysis

          Interest Expense

          The increases in interest expense for the interim periods from 2002 to 2003 are due to the effects of our increased amount of debt outstanding as a result of the Broadband acquisition.

          We anticipate that, for the foreseeable future, interest expense will be significant. We believe we will continue to be able to meet our obligations through our ability both to generate cash flow from operations and to obtain external financing.

                           ---------------------------

     Investment Income (Loss), Net

          Investment income (loss), net for the interim periods includes the following (in millions):


                                                                  Three Months Ended      Six Months Ended
                                                                       June 30,               June 30,
                                                                  2003         2002       2003       2002
                                                                ---------    ---------  ---------  ---------

Interest and dividend income...................................       $49          $11        $82        $18
Gains (losses) on sales and exchanges of investments, net......                   (103)        22       (101)
Investment impairment losses...................................       (15)        (208)       (70)      (221)
Unrealized gains (losses) on trading securities................       307         (420)       292     (1,440)
Mark to market adjustments on derivatives
     related to trading securities.............................      (294)         324       (305)     1,171
Mark to market adjustments on derivatives and hedged items.....       (38)         (63)      (242)      (134)
                                                                ---------    ---------  ---------  ---------

     Investment income (loss), net.............................        $9        ($459)     ($221)     ($707)
                                                                =========    =========  =========  =========


          Investment income (loss), net during the 2003 interim periods includes fair value adjustments for the derivative component of the Comcast Exchangeable Notes. There is no corresponding offset to these adjustments in our statement of operations since the underlying Comcast common stock held in treasury will continue to be carried at our historical cost and not adjusted for changes in fair value. Accordingly, our future results of operations may be affected by fluctuations in the fair value of the derivative component of the Comcast Exchangeable Notes in future periods.

          Equity in Net Losses of Affiliates

          The decreases in equity in net losses of affiliates for the interim periods from 2002 to 2003 are primarily attributable to decreases in the net losses of certain of our international equity method investees.

          Other Income (Expense)

          The changes in other income (expense) for the interim periods from 2002 to 2003 are primarily attributable to lease rental income related to certain assets acquired in connection with the Broadband acquisition.

          Income Tax (Expense) Benefit

          The changes in income tax (expense) benefit for the interim periods from 2002 to 2003 are primarily the result of the effects of changes in our income (loss) before taxes and minority interest.

          Minority Interest

          The increases in minority interest for the interim periods from 2002 to 2003 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries, as well as to the minority interests in certain subsidiaries acquired in connection with the Broadband acquisition.

          We believe that our operations are not materially affected by inflation.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


ITEM 4.     CONTROLS AND PROCEDURES

     Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this quarterly report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

     Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART  II.   OTHER INFORMATION
--------    -----------------

ITEM  1.    LEGAL PROCEEDINGS

     Refer to Note 10 to our condensed financial statements included in Item 1 for a discussion of recent developments related to our legal proceedings.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


ITEM  4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     At the Annual Meeting on May 7, 2003, the shareholders approved the following proposals:

     To ratify the appointment of Deloitte & Touche LLP as the Company's independent auditors for the 2003 fiscal year.



                    Class of Stock                  For                   Against               Abstain
                    -------------                   ---                   -------              ---------
                       Class A                   222,875,542             6,887,126             3,007,862
                       Class B                   141,665,625

     To approve the 2003 Stock Option Plan.


                    Class of Stock                  For                   Against               Abstain
                    -------------                   ---                   -------              ---------
                       Class A                   147,846,481             42,626,229            2,782,001
                       Class B                   141,665,625

     To approve the amended and restated 2002 Restricted Stock Plan.


                    Class of Stock                  For                   Against               Abstain
                    -------------                   ---                   -------              ---------
                       Class A                   165,885,062             23,680,216            3,689,432
                       Class B                   141,665,625

     To approve the amended and restated 2002 Employee Stock Purchase Plan.


                    Class of Stock                  For                   Against               Abstain
                    -------------                   ---                   -------              ---------
                       Class A                   223,890,208             5,887,583             2,992,688
                       Class B                   141,665,625

     To approve the 2002 Supplemental Cash Bonus Plan.


                    Class of Stock                  For                   Against               Abstain
                    -------------                   ---                   -------              ---------
                       Class A                   215,138,532             14,389,016            3,242,983
                       Class B                   141,665,625

     To approve the amended and restated 2002 Non-Employee Director Compensation
Plan (Stock Program).


                    Class of Stock                  For                   Against               Abstain
                    -------------                   ---                   -------              ---------
                       Class A                   216,197,458             13,227,317            3,345,756
                       Class B                   141,665,625

     To approve an amendment to the Company's Amended and Restated Articles of Incorporation.


                    Class of Stock                  For                   Against               Abstain
                    -------------                   ---                   -------              ---------
                       Class A                   220,235,565             8,867,163             3,667,804
                       Class B                   141,665,625

ITEM 5.     OTHER INFORMATION

     The information under this Item is being provided as required by Item 11 of Form 8-K. Participants in the Comcast Corporation Retirement-Investment
     Plan, the Company's 401(k) plan, were subject to a "blackout notice," as defined in Regulation BTR, as a result of the transition of the plan administrator from Putnam Investments to Fidelity Investments. The blackout period commenced on June 16, 2003 and ended on July 7, 2003.


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


     During the blackout period, the ability of participants in the plan to make certain changes and elections with regard to their assets and investment options under the plan was suspended. From June 16, 2003 through June 24, 2003, the ability of all participants to receive in-kind distributions of Company stock from their plan accounts was suspended. From June 24, 2003 through July 7, 2003, the ability of all participants in the plan to enroll in the plan and to purchase, sell or otherwise acquire or transfer an interest in plan assets, to make changes in investment options and to initiate distributions and loans was suspended. The ability of the Company's directors and executive officers to purchase, sell or otherwise transfer any equity securities of the Company (or derivative securities of those equity securities) acquired in connection with service to or employment with the Company was also suspended from June 16, 2003 through July 7, 2003. All of the Company's equity securities were subject to the blackout period.

     The person designated by the Company to respond to inquiries about the blackout period was Elizabeth Weber at Comcast Corporation, 1500 Market Street, Philadelphia, PA 19102-2148; telephone (215) 665-1700.

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

      31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

      (i) We filed a Current Report on Form 8-K under Items 7(c) and 9 on May 9, 2003 announcing our results of operations for the quarter ended March 31, 2003.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 2003


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         COMCAST CORPORATION
                                         ---------------------------------------



                                         /S/ LAWRENCE J. SALVA
                                         ---------------------------------------
                                         Lawrence J. Salva
                                         Senior Vice President and Controller
                                         (Principal Accounting Officer)


Date: August 1, 2003