Form 10-Q
period 2003-09-30
COMCAST CORP
filed 2003-10-31
CIK 1166691

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q
(Mark One)
(X) Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

                               SEPTEMBER 30, 2003
                                       OR
( ) Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to
            ________.

                        Commission File Number 000-50093


                             [COMCAST LOGO OMITTED]


                               COMCAST CORPORATION
             (Exact name of registrant as specified in its charter)

         PENNSYLVANIA                                             27-0000798
-------------------------------------------------------------------------------
(State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

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

         Yes  X                                               No   ___

                           __________________________

Indicate  by check mark  whether  the  registrant  is an  accelerated  filer (as
defined in Rule 12-b2 of the Exchange Act).      Yes  X           No   ___

As of September 30, 2003, there were 1,356,652,544 shares of Class A Common Stock, 884,835,241 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
                                TABLE OF CONTENTS

                                                                                                       Page Number
                                                                                                       -----------
PART I.    FINANCIAL INFORMATION

           ITEM 1.    Financial Statements

                      Condensed Consolidated Balance Sheet as of September 30, 2003
                      and December 31, 2002 (Unaudited)......................................................3

                      Condensed Consolidated Statement of Operations for the Three and Nine Months
                      Ended September 30, 2003 and 2002 (Unaudited)..........................................4

                      Condensed Consolidated Statement of Cash Flows for the Nine Months
                      Ended September 30, 2003 and 2002 (Unaudited)..........................................5

                      Notes to Condensed Consolidated Financial Statements (Unaudited).......................6

           ITEM 2.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations.............................................................34

           ITEM 4.    Controls and Procedures...............................................................43

PART II.   OTHER INFORMATION

           ITEM 1.    Legal Proceedings.....................................................................43

           ITEM 6.    Exhibits and Reports on Form 8-K......................................................44

           SIGNATURES.......................................................................................45
                                          ___________________________________

     This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2003. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, "Comcast," "we," "us" and "our" refer to Comcast Corporation and its subsidiaries.

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

     As more fully described elsewhere in this Quarterly Report, on September 17, 2003 we sold our approximate 57% interest in QVC, Inc., our electronic retailing subsidiary, to Liberty Media Corporation. The results of QVC have been reported as discontinued operations for all periods presented in the accompanying condensed consolidated financial statements.

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

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                         QUARTER ENDED SEPTEMBER 30, 2003

PART I.                    FINANCIAL INFORMATION
-------                    ---------------------
ITEM 1.                    FINANCIAL STATEMENTS

                                       CONDENSED CONSOLIDATED BALANCE SHEET
                                                    (Unaudited)

                                                                           (Dollars in millions, except share data)
                                                                                  September 30,    December 31,
                                                                                      2003            2002
                                                                                  ------------     -----------
ASSETS
------
CURRENT ASSETS
   Cash and cash equivalents..................................................          $3,245            $505
   Investments................................................................           2,982           3,258
   Accounts receivable, less allowance for doubtful accounts of $166 and $172.             850             862
   Other current assets.......................................................             537             380
   Current assets of discontinued operations..................................                           1,481
   Current assets held for sale...............................................                             613
                                                                                  ------------     -----------
       Total current assets...................................................           7,614           7,099
                                                                                  ------------     -----------
INVESTMENTS...................................................................          15,463          15,174
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $5,890 and $3,855..          18,194          18,381
FRANCHISE RIGHTS..............................................................          46,023          48,222
GOODWILL......................................................................          17,563          16,562
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,008 and $735...           4,216           5,429
OTHER NONCURRENT ASSETS, net..................................................             743             666
NONCURRENT ASSETS OF DISCONTINUED OPERATIONS..................................                           1,595
                                                                                  ------------     -----------
                                                                                      $109,816        $113,128
                                                                                  ============     ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
CURRENT LIABILITIES
   Accounts payable...........................................................          $1,188          $1,296
   Accrued expenses and other current liabilities.............................           5,352           5,236
   Deferred income taxes......................................................             510           1,105
   Short-term debt............................................................                           3,750
   Current portion of long-term debt..........................................           3,065           3,203
   Current liabilities of discontinued operations.............................                             816
                                                                                  ------------     -----------
       Total current liabilities..............................................          10,115          15,406
                                                                                  ------------     -----------
LONG-TERM DEBT, less current portion..........................................          27,316          27,956
                                                                                  ------------     -----------
DEFERRED INCOME TAXES.........................................................          24,654          23,104
                                                                                  ------------     -----------
OTHER NONCURRENT LIABILITIES..................................................           6,214           7,161
                                                                                  ------------     -----------
MINORITY INTEREST.............................................................             279             249
                                                                                  ------------     -----------
NONCURRENT LIABILITIES AND MINORITY INTEREST OF
   DISCONTINUED OPERATIONS....................................................                             923
                                                                                  ------------     -----------
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
   Preferred stock - authorized 20,000,000 shares; issued, zero...............
   Class A common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued, 1,600,293,044 and 1,599,014,148;
     outstanding, 1,356,652,544 and 1,355,373,648.............................              16              16
   Class A special common stock, $0.01 par value - authorized,
     7,500,000,000 shares; issued 932,125,084 and 930,633,433;
     outstanding, 884,835,241 and 883,343,590.................................               9               9
   Class B common stock, $0.01 par value - authorized, 75,000,000 shares; issued, 9,444,375................................................
   Additional capital.........................................................          44,709          44,620
   Retained earnings..........................................................           4,181           1,340
   Treasury stock, 243,640,500 Class A common shares and 47,289,843
     Class A special common shares............................................          (7,517)         (7,517)
   Accumulated other comprehensive loss.......................................            (160)           (139)
                                                                                  ------------     -----------
       Total stockholders' equity.............................................          41,238          38,329
                                                                                  ------------     -----------
                                                                                      $109,816        $113,128
                                                                                  ============     ===========

See notes to condensed consolidated financial statements.

                                                         3


                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                         QUARTER ENDED SEPTEMBER 30, 2003
                                  CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
                                                    (Unaudited)



                                                                            (Dollars in millions, except per share data)
                                                                             Three Months Ended    Nine Months Ended
                                                                               September 30,         September 30,
                                                                              2003       2002       2003       2002
                                                                            ---------  ---------  ---------  ---------

SERVICE REVENUES...........................................................    $4,546     $1,698    $13,606     $5,102

COSTS AND EXPENSES
    Operating (excluding depreciation).....................................     1,703        597      5,267      1,831
    Selling, general and administrative....................................     1,211        459      3,667      1,340
    Depreciation...........................................................       774        321      2,370        957
    Amortization...........................................................       365         50      1,090        134
                                                                            ---------  ---------  ---------  ---------
                                                                                4,053      1,427     12,394      4,262
                                                                            ---------  ---------  ---------  ---------
OPERATING INCOME...........................................................       493        271      1,212        840
OTHER INCOME (EXPENSE)
    Interest expense.......................................................      (565)      (172)    (1,579)      (535)
    Investment loss, net...................................................      (182)       (47)      (418)      (702)
    Equity in net losses of affiliates.....................................       (16)        (9)       (33)       (55)
    Other income (expense).................................................        28          5         71        (12)
                                                                            ---------  ---------  ---------  ---------
                                                                                 (735)      (223)    (1,959)    (1,304)
                                                                            ---------  ---------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
    MINORITY INTEREST......................................................      (242)        48       (747)      (464)
INCOME TAX (EXPENSE) BENEFIT...............................................       103        (27)       231        123
                                                                            ---------  ---------  ---------  ---------

INCOME (LOSS) FROM CONTINUING OPERATIONS  BEFORE MINORITY INTEREST.........      (139)        21       (516)      (341)
MINORITY INTEREST..........................................................       (14)         3        (85)       (23)
                                                                            ---------  ---------  ---------  ---------
INCOME (LOSS) FROM CONTINUING OPERATIONS...................................      (153)        24       (601)      (364)
INCOME FROM DISCONTINUED OPERATIONS, net of tax............................        39         52        168        141
GAIN ON DISCONTINUED OPERATIONS, net of tax................................     3,290                 3,290
                                                                            ---------  ---------  ---------  ---------
NET INCOME (LOSS)..........................................................    $3,176        $76     $2,857      ($223)
                                                                            =========  =========  =========  =========

BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) from continuing operations...............................    ($0.07)     $0.03     ($0.27)    ($0.38)
    Income from discontinued operations....................................      0.02       0.05       0.08       0.15
    Gain on discontinued operations........................................      1.46                  1.46
                                                                            ---------  ---------  ---------  ---------
    Net income (loss)......................................................     $1.41      $0.08      $1.27     ($0.23)
                                                                            =========  =========  =========  =========

DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
    Income (loss) from continuing operations...............................    ($0.07)     $0.03     ($0.27)    ($0.38)
    Income from discontinued operations....................................      0.02       0.05       0.08       0.15
    Gain on discontinued operations........................................      1.46                  1.46
                                                                            ---------  ---------  ---------  ---------
    Net income (loss)......................................................     $1.41      $0.08      $1.27     ($0.23)
                                                                            =========  =========  =========  =========


See notes to condensed consolidated financial statements.

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                         QUARTER ENDED SEPTEMBER 30, 2003
                                  CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
                                                    (Unaudited)


                                                                                           (Dollars in millions)
                                                                                      Nine Months Ended September 30,
                                                                                           2003            2002
                                                                                        -----------     ----------
OPERATING ACTIVITIES
   Net income (loss)..................................................................       $2,857          ($223)
   Income from discontinued operations................................................         (168)          (141)
   Gain on discontinued operations....................................................       (3,290)
                                                                                        -----------     ----------
   Loss from continuing operations....................................................         (601)          (364)

   Adjustments  to reconcile  net loss from  continuing  operations  to net cash provided by operating activities from continuing operations:
     Depreciation.....................................................................        2,370            957
     Amortization.....................................................................        1,090            134
     Non-cash interest (income) expense, net..........................................          (85)            32
     Equity in net losses of affiliates...............................................           33             55
     Losses (gains) on investments and other (income) expense, net....................          423            733
     Minority interest................................................................           34             23
     Deferred income taxes............................................................         (289)           (60)
     Proceeds from sales of trading securities........................................           85
     Other............................................................................          105            (56)
                                                                                        -----------     ----------
                                                                                              3,165          1,454
     Changes in working capital, net of effects of acquisitions and divestitures:
       Decrease in accounts receivable, net...........................................           12             11
       Increase in other current assets...............................................         (157)            (5)
       (Decrease) increase in accounts payable, accrued expenses and
          other current liabilities...................................................         (501)           183
                                                                                        -----------     ----------
                                                                                               (646)           189

           Net cash provided by operating activities from continuing operations.......        2,519          1,643
                                                                                        -----------     ----------
FINANCING ACTIVITIES
   Proceeds from borrowings...........................................................        9,377            876
   Retirements and repayments of debt.................................................      (13,675)        (1,801)
   Other..............................................................................           (3)            70
                                                                                        -----------     ----------
           Net cash used in financing activities from continuing operations...........       (4,301)          (855)
                                                                                        -----------     ----------
INVESTING ACTIVITIES
   Acquisitions, net of cash acquired.................................................          (39)           (16)
   Proceeds from sales of (purchases of) short-term investments, net..................           (8)             4
   Proceeds from restructuring of TWE investment......................................        2,100
   Proceeds from sales of discontinued operations and assets held for sale............        1,875
   Proceeds from sales of Liberty Notes...............................................        3,000
   Proceeds from sales of investments.................................................          977            734
   Purchases of investments...........................................................         (151)           (48)
   Capital expenditures...............................................................       (3,093)        (1,035)
   Additions to intangible and other noncurrent assets................................         (139)          (231)
                                                                                        -----------     ----------
           Net cash provided by (used in) investing activities from
               continuing operations..................................................        4,522           (592)
                                                                                        -----------     ----------
INCREASE IN CASH AND CASH EQUIVALENTS.................................................        2,740            196
CASH AND CASH EQUIVALENTS, beginning of period........................................          505            214
                                                                                        -----------     ----------
CASH AND CASH EQUIVALENTS, end of period..............................................       $3,245           $410
                                                                                        ===========     ==========

See notes to condensed consolidated financial statements.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

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

     On September 17, 2003, the Company completed the sale of its approximate 57% interest in QVC, Inc. ("QVC"). Accordingly, QVC has been presented as a discontinued operation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 4).

     Reclassifications
     Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2003.

2.   RECENT ACCOUNTING PRONOUNCEMENTS

     SFAS No. 143
     The Financial Accounting Standards Board ("FASB") issued SFAS No. 143, "Accounting for Asset Retirement Obligations," in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The Company adopted SFAS No. 143 on January 1, 2003, in accordance with the new statement. The adoption of SFAS No. 143 had no impact on the Company's financial condition or results of operations.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     SFAS No. 149
     In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. The Company adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 had no material impact on the Company's financial condition or results of operations.

     SFAS No. 150
     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise was effective July 1, 2003. In connection with the adoption of SFAS No. 150, the Company reclassified its subsidiary preferred shares totaling approximately $1.6 billion previously included in minority interest to other noncurrent liabilities in the Company's consolidated balance sheets.

     The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. On October 29, 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing noncontrolling interests in subsidiaries included in consolidated financial statements. The Company will monitor the actions of the FASB and assess the impact, if any, that these actions may have on its financial statements.

     FIN 45
     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). FIN 45 expands on the accounting guidance of SFAS No.'s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor's obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor's recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Company adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation. The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees entered into or modified by the Company in the future. The adoption of FIN 45 in the first quarter of 2003 did not have a material impact on the Company's financial condition or results of operations (see
     Note 10).

     FIN 46
     The Company adopted the provisions of FASB Interpretation No. 46 "Consolidation of Variable Interest Entities" ("FIN 46") effective January 1, 2002. FIN 46 clarifies the application of Accounting Research Bulletin 51 to certain entities, defined as variable interest entities ("VIEs"), in which equity investors do not have characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated support from other parties. At the time of the initial application, FIN 46 had no impact on

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     the Company's financial condition or results of operations because the Company previously consolidated all VIEs in which it was the primary beneficiary. Since the Company's initial application, the FASB has been addressing various implementation issues that could potentially broaden the application of FIN 46 to entities outside its originally interpreted scope and has issued and proposed several FASB Staff Positions. The Company does not expect that these FASB Staff Positions will have a material impact on its financial statements.

3.   EARNINGS PER SHARE

     Earnings (loss) per common share is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

     The Company's potentially dilutive securities include potential common shares related to the Company's Zero Coupon Convertible Debentures due 2020 (the "Zero Coupon Debentures"), stock options and restricted stock. Diluted earnings for common stockholders per common share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss as the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to the Company's Zero Coupon Debentures in periods in which the weighted average closing sale price of the Company's Class A Special common stock during the period is not greater than 110% of the accreted conversion price. Diluted EPS excludes the impact of potential common shares related to the Company's stock options in periods in which the option exercise price is greater than the average market price of the Company's common stock for the period. Diluted EPS excludes the impact of potential common shares related to the Company's Class A Special common stock held in treasury because it is the Company's intent to settle the related Comcast exchangeable notes using cash (see Note 7).

     Diluted EPS for the three and nine months ended September 30, 2003 and the nine months ended September 30, 2002 excludes approximately 148.7 million,
     144.4 million and 83.0 million potential common shares, respectively, related to the Company's stock option plans, restricted stock plans and Zero Coupon Debentures because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss from continuing operations.

     Diluted EPS for the three months ended September 30, 2002 excludes approximately 58.5 million potential common shares related to both the Company's stock option plans because the option exercise price was greater than the average market price of the Company's Class A Special common stock for the period and also to the Zero Coupon Debentures.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table reconciles the numerator and denominator of the computations of Diluted EPS for income (loss) from continuing operations for the interim periods presented.


                                                       (Amounts in millions, except per share data)
                                                  Three Months Ended                 Three Months Ended
                                                  September 30, 2003                 September 30, 2002
                                           ---------------------------------  --------------------------------
                                                                 Per Share                          Per Share
                                             Loss      Shares      Amount      Income     Shares     Amount
                                           ---------  --------- ------------  ---------  --------- -----------
Basic EPS................................      ($153)     2,257     ($0.07)         $24        953      $0.03

Effect of Dilutive Securities
   Assumed exercise of stock option
     and restricted stock plans..........                                                        6
                                           ---------  --------- ----------    ---------  --------- ----------
Diluted EPS..............................      ($153)     2,257     ($0.07)         $24        959      $0.03
                                           =========  ========= ==========    =========  ========= ==========

                                                   Nine Months Ended                 Nine Months Ended
                                                  September 30, 2003                 September 30, 2002
                                           ---------------------------------  --------------------------------
                                                                 Per Share                          Per Share
                                             Loss      Shares      Amount       Loss      Shares     Amount
                                           ---------  --------- ------------  ---------  --------- -----------

Basic and Diluted EPS....................      ($601)     2,256     ($0.27)       ($364)       952     ($0.38)
                                           =========  ========= ==========    =========  ========= ==========

4.   ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

     Acquisition of Broadband
     On November 18, 2002, the Company completed the acquisition of Broadband. The allocation of the purchase price for the Broadband acquisition is preliminary. The values of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as additional information is obtained. Such additional information includes: final reports from valuation specialists; information related to the cost of terminating or meeting contractual obligations; and information related to preacquisition contingencies.

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

     Liabilities associated with exit activities recorded in the purchase price allocation consist of accrued employee termination and related costs of $602 million and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during the nine months ended September 30, 2003 were as follows (in millions):

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)


                                                                       Employee              Contract
                                                                   Termination and             Exit
                                                                    Related Costs             Costs
                                                                 --------------------   ------------------

Balance, December 31, 2002....................................                 $492                 $913
Payments......................................................                 (184)                 (40)
Adjustments...................................................                 (100)                (524)
Interest accretion............................................                                        29
                                                                 ------------------     ----------------

Balance, September 30, 2003...................................                 $208                 $378
                                                                 ==================     ================


     The adjustments reflected in the preceding table are the result of reductions in the estimated payments related to employee and contractual termination costs.

     Unaudited Pro Forma Information
     The following unaudited pro forma information has been presented as if the Broadband acquisition occurred on January 1, 2002. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not indicative of what the results would have been had the Company operated Broadband since January 1, 2002.


                                                                          (Amounts in millions,
                                                                          except per share data)
                                                                            Nine Months Ended
                                                                            September 30, 2002
                                                                         ------------------------
        Revenues........................................................         $12,410
        Net loss........................................................        ($14,444)
        Diluted EPS.....................................................          ($6.41)

     The unaudited pro forma information for the nine months ended September 30, 2002 includes $11.781 billion, net of tax, of goodwill and franchise impairment charges recorded by Broadband prior to the closing of the Broadband acquisition.

     Bresnan Transaction
     On March 20, 2003, the Company completed the previously announced transaction with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC (together, "Bresnan") pursuant to which the Company transferred cable systems serving approximately 314,000 subscribers in Montana, Wyoming and Colorado to Bresnan that the Company had acquired in connection with the Broadband acquisition. The Company received $525 million in cash, plus preferred and common equity interests in Bresnan in exchange for these cable systems. The assets of $613 million (which consist primarily of cable franchise rights, other intangible assets and property and equipment) were reported as current assets held for sale in accordance with SFAS No. 144 in the Company's consolidated balance sheet as of December 31, 2002. The transfer of these cable systems was accounted for at fair value with no gain or loss recognized. The results of operations for these cable systems for the first quarter of 2003 were not significant and were included in equity in net losses of affiliates in the Company's consolidated statement of operations.

     TWE Restructuring
     On March 31, 2003, the Company announced the successful completion of the previously announced restructuring of Time Warner Entertainment Company L.P. ("TWE"). As a result of the restructuring, Time Warner, Inc. ("Time Warner") assumed complete control over TWE's content assets, including Home Box Office, Warner Bros., and stakes in The WB Network, Comedy Central and Court TV. All of Time Warner's interests in cable, including those held through TWE, are now held through or for the benefit of a new subsidiary of Time Warner called Time Warner Cable, Inc. ("TWC"). In exchange for its 27.6% interest in TWE, the Company received common-equivalent

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     preferred stock of Time Warner, which will be converted into $1.5 billion of Time Warner common stock valued upon completion of an effective registration statement filing with the SEC, and the Company received a 21% economic stake in the business of TWC. In addition, the Company received $2.1 billion in cash which was used immediately to repay amounts outstanding under certain of the Company's credit facilities (see Notes 5 and 7). The TWE restructuring was accounted for as a fair value exchange with no gain or loss recognized. Under the restructuring agreement, the Company has registration rights that should facilitate the disposal or monetization of its shares in TWC and in Time Warner.

     As part of the process of obtaining approval of the Broadband acquisition from the Federal Communications Commission ("FCC"), at the closing of the Broadband acquisition, the Company placed its entire interest in TWE in trust for orderly disposition. Any non-cash consideration received in respect of such interest as a result of the TWE restructuring, including the Time Warner and TWC stock, will remain in trust until disposed of or FCC approval is obtained to remove such interests from the trust.

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

     As a condition of the closing of the TWE restructuring, the Company entered into a three-year nonexclusive agreement with Time Warner under which AOL High-Speed Broadband service will be made available over a three- year period on certain of the Company's cable systems which pass approximately 10 million homes.

     Sale of QVC
     On September 17, 2003, the Company completed the sale to Liberty Media Corporation ("Liberty") of all shares of QVC common stock held by a number of direct wholly-owned subsidiaries of the Company for an aggregate amount of approximately $7.7 billion, consisting of $4 billion principal amount of Liberty's Floating Rate Senior Notes due 2006 (the "Liberty Notes"), $1.35 billion in cash and approximately 218 million shares of Liberty Series A common stock. The shares had a fair value on the closing date of $10.73 per share. The consideration received, net of transaction costs, over the Company's carrying value of the net assets of QVC resulted in a gain of approximately $3.290 billion, net of approximately $2.865 billion of related income taxes.

     The Liberty Notes and shares of Liberty Series A common stock received in the transaction have been registered with the SEC pursuant to the Agreement. On September 24, 2003, the Company, through its wholly-owned indirect subsidiaries, sold an aggregate of $3.0 billion principal amount of the Liberty Notes for net proceeds of approximately $3.0 billion. The remaining Liberty Notes held by the Company, which bear interest at LIBOR plus 1.5%, are classified as available for sale and the shares of Liberty Series A common stock received by the Company in connection with the sale of QVC are classified as trading securities (see Note 5).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The current and noncurrent assets and liabilities of QVC included within the related discontinued operations captions are as follows (in millions):


                                                                            December 31,
                                                                               2002
                                                                            -----------
     Cash.................................................................         $276
     Accounts receivable, less allowance for doubtful accounts............          569
     Inventories, net.....................................................          479
     Other current assets.................................................          157
                                                                            -----------
          Total current assets of discontinued operations.................       $1,481
                                                                            ===========

     Property and equipment, net of accumulated depreciation..............         $485
     Goodwill.............................................................          835
     Other intangible assets, net of accumulated amortization.............          170
     Other noncurrent assets, net.........................................          105
                                                                            -----------
          Total noncurrent assets of discontinued operations..............       $1,595
                                                                            ===========

     Accounts payable.....................................................         $367
     Accrued expenses and other current liabilities.......................          449
                                                                            -----------
          Total current liabilities of discontinued operations............         $816
                                                                            ===========

     Minority interest....................................................         $867
     Other noncurrent liabilities.........................................           56
                                                                            -----------
          Total noncurrent liabilities and minority interest
            of discontinued operations....................................         $923
                                                                            ===========


     The results of operations of QVC prior to its disposition are included within income from discontinued operations, net of tax in the following periods (in millions):


                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                   2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
     Revenues...................................................      $752       $1,012       $2,915       $3,000
     Income before income taxes and minority interest...........      $123         $146         $496         $419

     The 2003 periods include QVC operations through August 31, 2003 as reported to the Company by QVC. The amount of income from discontinued operations and gain on discontinued operations is subject to reallocation as additional information is obtained from QVC, which will have no effect on net income.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

5. INVESTMENTS

                                                                            September 30,      December 31,
                                                                                 2003              2002
                                                                            --------------    --------------
                                                                                     (in millions)
     Fair value method (see Note 7)
          AT&T Corp....................................................             $                   $287
          Cablevision..................................................                750               694
          Liberty......................................................              3,212                43
          Microsoft....................................................              1,998             1,967
          Sprint Corp. PCS Group.......................................                354               369
          Vodafone.....................................................              1,392             1,759
          Other .......................................................                 27                30
                                                                            --------------    --------------
                                                                                     7,733             5,149
                                                                            --------------    --------------
     Equity Method
          Cable related................................................              2,170             2,094
          Other........................................................                232               204
                                                                            --------------    --------------
                                                                                     2,402             2,298
                                                                            --------------    --------------

     Cost method,  principally TWC and Time Warner at
          September 30, 2003 and TWE at December 31, 2002
          (see Note 4).................................................              8,310            10,985
                                                                            --------------    --------------

          Total investments............................................             18,445            18,432
     Less, current investments.........................................              2,982             3,258
                                                                            --------------    --------------
     Non-current investments...........................................            $15,463           $15,174
                                                                            ==============    ==============


     Fair Value Method
     The Company holds unrestricted equity investments in certain publicly traded companies, which it accounts for as available for sale or trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of September 30, 2003 and December 31, 2002 of $38 million and $72 million, respectively, have been reported in the Company's consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $13 million and $25 million, respectively.

     The cost, fair value and unrealized gains and losses related to the Company's available for sale securities are as follows (in millions):


                                                                           September 30,       December 31,
                                                                               2003                2002
                                                                            -----------         -----------
     Cost.............................................................           $1,072                $322
     Unrealized gains.................................................               43                  73
     Unrealized losses................................................               (5)                 (1)
                                                                            -----------         -----------

     Fair value.......................................................           $1,110                $394
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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     for the sale of its interest in CC VIII at fair value with no gain or loss recognized. The Company used the proceeds from the sale to repay a portion of the amounts outstanding under its revolving credit facilities.

     Investment Loss, Net
     Investment loss, net for the interim periods includes the following (in millions):


                                                                   Three Months Ended        Nine Months Ended
                                                                     September 30,             September 30,
                                                                   2003         2002         2003         2002
                                                                 ---------    ---------    ---------    ---------
     Interest and dividend income...............................       $27           $6         $103          $19
     Gains (losses) on sales and exchanges of investments, net..         4                        26         (101)
     Investment impairment losses...............................                     (6)         (70)        (227)
     Unrealized (losses) gains on trading securities............      (110)        (181)         182       (1,621)
     Mark to market adjustments on derivatives related to
          trading securities....................................       (62)         139         (367)       1,310
     Mark to market adjustments on derivatives and
          hedged items..........................................       (41)          (5)        (292)         (82)
                                                                 ---------    ---------    ---------    ---------

          Investment loss, net..................................     ($182)        ($47)       ($418)       ($702)
                                                                 =========    =========    =========    =========

6.   GOODWILL

     The changes in the  carrying  amount of goodwill by business  segment  (see
     Note 11) for the periods presented are as follows (in millions):


                                                                       Corporate
                                                         Cable         and Other            Total
                                                      ------------    ------------   ------------
     Balance, December 31, 2002......................      $15,644            $918        $16,562
         Purchase price allocation adjustments.......        1,001                          1,001
         Intersegment transfers......................           20             (20)
                                                      ------------    ------------   ------------
     Balance, September 30, 2003.....................      $16,665            $898        $17,563
                                                      ============    ============   ============

     During the nine months ended September 30, 2003, the Company adjusted its preliminary purchase price allocation of the Broadband acquisition. The net increase to goodwill primarily relates to the reduction in values assigned to property and equipment, franchise rights and other intangible assets as a result of obtaining updated valuation reports. This increase to goodwill was partially offset by the reduction in the Company's estimated liabilities associated with employee termination costs, estimated contractual obligations assumed in the acquisition and the impact of the adjustments on deferred taxes.

7. LONG-TERM DEBT

                                                                           September 30,       December 31,
                                                                               2003                2002
                                                                            -----------         -----------
                                                                                     (in millions)
     Notes exchangeable into common stock.............................           $5,406              $5,459
     Bank and public debt.............................................           24,617              28,702
     Other, including capital lease obligations.......................              358                 748
                                                                            -----------         -----------
          Total debt..................................................          $30,381             $34,909
                                                                            ===========         ===========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The Cross-Guarantee Structure
     To simplify the Company's capital structure, effective with the acquisition of Broadband, the Company and four of its cable holding company subsidiaries fully and unconditionally guaranteed each other's debt securities (the "Cross-Guarantee Structure"). Comcast Holdings Corporation ("Comcast Holdings") is not a guarantor, and none of its debt is guaranteed. Comcast MO of Delaware, Inc. (formerly, MediaOne of Delaware, Inc. and Continental Cablevision, Inc.) was not originally a part of the Cross-Guarantee Structure. On March 12, 2003, the Company announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware, Inc.'s $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure. As of September 30, 2003, $22.568 billion of the Company's debt securities were entitled to the benefits of the Cross-Guarantee Structure (see Note 12).

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

     Repayments of Debt with Proceeds from TWE Restructuring
     On March 31, 2003, in connection with the closing of the TWE restructuring, the Company received $2.1 billion in cash which was used to repay debt, including the remaining outstanding balance of the Company's short-term debt (see Note 4).

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

     Repayments of Debt with Proceeds from Sale of QVC and Liberty Notes
     In September 2003, in connection with the sale of QVC and the sale of the Liberty Notes, the Company received an aggregate of approximately $4.35 billion in cash. In September 2003, the Company used a portion of the cash proceeds to repay all amounts outstanding on certain of its bank credit facilities, including $430 million on the Comcast term loan due 2004, $700 million on the Comcast revolving credit facilities due 2006 and 2007, and $550 million on the Comcast Cable revolving credit facility due 2005 (see
     Note 4).

     Notes Exchangeable into Common Stock
     As a result of the Broadband acquisition, the Company assumed exchangeable notes (the "Exchangeable Notes"), which are mandatorily redeemable at the Company's option into shares of Cablevision NY Group ("Cablevision") Class A common stock or its cash equivalent, Microsoft Corporation ("Microsoft") common stock or its cash equivalent, (i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs, and Comcast Class A Special common stock or its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. The Company's Exchangeable Notes are collateralized by the Company's investments in Cablevision, Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury. The Exchangeable Notes mature in tranches from 2003 through 2007 (see Note 3).

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     During the nine months ended September 30, 2003, the Company settled an aggregate of $352 million of its obligations relating to Vodafone exchangeable notes by delivering the underlying shares of Vodafone common stock to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying Vodafone shares expired. The transactions, which represented non-cash financing and investing activities, had no effect on the Company's statement of cash flows due to their non-cash nature. As of September 30, 2003, the securities held by the Company collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 5 and 9).

     ZONES
     At maturity, holders of the Company's 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders' option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of September 30, 2003, the number of Sprint PCS shares held by the Company exceeded the number of ZONES outstanding.

     The Company split the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. The Company records the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 5) and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):


                                                              Exchangeable Notes                ZONES
                                                            ----------------------    --------------------------
                                                                  Nine Months                Nine Months
                                                                     Ended                      Ended
                                                                 September 30,              September 30,
                                                                      2003               2003           2002
                                                                 --------------       -----------    -----------
     Balance at Beginning of Period:
       Debt component.....................................               $6,981              $491           $468
       Derivative component...............................               (1,522)              208          1,145
                                                                 --------------       -----------    -----------
          Total...........................................                5,459               699          1,613

     Decrease in debt component due to maturities.........                 (352)

     (Decrease) increase in debt
       component to interest expense......................                  (80)               18             17
     Increase (decrease) in derivative
       component to investment income (loss), net.........                  379                64         (1,053)

     Balance at End of Period:
       Debt component.......................................              6,549               509            485
       Derivative component.................................             (1,143)              272             92
                                                                 --------------       -----------    -----------
          Total.............................................             $5,406              $781           $577
                                                                 ==============       ===========    ===========

     Interest Rates
     Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income (loss), net, the Company's effective weighted average interest rate on its total debt outstanding was 6.71% and 6.00% as of September 30, 2003 and December 31, 2002, respectively.

     Derivatives
     The Company uses derivative financial instruments to manage its exposure to fluctuations in interest rates and securities prices. The Company has issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Lines and Letters of Credit
     As of September 30, 2003, certain subsidiaries of the Company had unused lines of credit of $5.896 billion under their respective credit facilities.

     As of September 30, 2003, the Company and certain of its subsidiaries had unused irrevocable standby letters of credit totaling $399 million to cover potential fundings under various agreements.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     The following table illustrates the effect on net income (loss) and net income (loss) per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation (dollars in millions, except per share data):


                                                                         Three Months Ended         Nine Months Ended
                                                                           September 30,              September 30,
                                                                         2003          2002          2003        2002
                                                                      ----------    ----------    ----------   ---------
     Net income (loss), as reported..................................     $3,176           $76        $2,857       ($223)

     Deduct: Total stock-based compensation
             expense determined under fair value based method
             for all awards relating to continuing operations,
             net of related tax effects..............................        (45)          (33)         (121)        (94)

             Total stock-based compensation expense determined
             under fair value based method for all awards relating
             to discontinued operations, net of related tax effects..         (5)           (4)          (12)        (12)
                                                                      ----------    ----------    ----------   ---------

     Pro forma, net income (loss)....................................     $3,126           $39        $2,724       ($329)
                                                                      ==========    ==========    ==========   =========

     Basic earnings  (loss) from continuing  operations for common stockholders per common share:
          As reported................................................     ($0.07)        $0.03        ($0.27)     ($0.38)
          Pro forma..................................................     ($0.09)       ($0.01)       ($0.32)     ($0.48)

     Diluted earnings (loss) from continuing  operations for common stockholders per common share:
          As reported................................................     ($0.07)        $0.03        ($0.27)     ($0.38)
          Pro forma..................................................     ($0.09)       ($0.01)       ($0.32)     ($0.48)

     Basic earnings (loss) for common stockholders per common share:
          As reported................................................      $1.41         $0.08         $1.27      ($0.23)
          Pro forma..................................................      $1.39         $0.04         $1.21      ($0.35)

     Diluted earnings (loss) for common stockholders per common share:
          As reported................................................      $1.41         $0.08         $1.27      ($0.23)
          Pro forma..................................................      $1.39         $0.04         $1.21      ($0.35)

     Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123. Had the Company applied the fair value recognition provisions of SFAS No. 123 using the straight-line rather than the accelerated recognition method of its stock options, total stock-based compensation expense relating to continuing operations, net of related tax effects, would have been $39 million and $26 million for the three months ended September 30, 2003 and 2002, respectively, and $103 million and $75 million for the nine months ended September 30, 2003 and 2002, respectively.

     The weighted-average fair value at date of grant of a Class A common stock option granted under the Company's option plan during the three and nine months ended September 30, 2003 was $12.93 and $10.48, respectively. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Company's option plan during the three and nine months ended September 30, 2002 was $10.33 and $15.50, respectively. The fair value of each option granted during the interim periods in 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:


                                                 Three Months Ended                   Nine Months Ended
                                                    September 30,                       September 30,
                                              2003                2002             2003               2002
                                         ---------------    ---------------- ----------------   ----------------
                                             Class A        Class A Special      Class A        Class A Special
                                          Common Stock        Common Stock     Common Stock       Common Stock
                                         ---------------    ---------------- ----------------   ----------------
     Dividend yield.....................           0%                 0%               0%                 0%
     Expected volatility................        28.2%              31.5%            29.4%              29.5%
     Risk-free interest rate............         4.1%               4.6%             3.3%               5.2%
     Expected option lives (in years)...         8.0                8.0              6.7                8.0
     Forfeiture rate....................         3.0%               3.0%             3.0%               3.0%

     The pro forma effect on net income (loss) and net income (loss) per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and since additional awards in future years are anticipated.

     Comcast Option Plans
     The Company maintains stock option plans for certain employees, directors and other persons (collectively, the "Comcast Option Plans"). The following table summarizes the activity of the Comcast Option Plans during the nine months ended September 30, 2003 (options in thousands):


                                                    Class A               Class A Special
                                                  Common Stock              Common Stock
                                             ----------------------    ----------------------
                                                         Weighted-                 Weighted-
                                                          Average                   Average
                                                         Exercise                  Exercise
                                              Options      Price        Options      Price
                                             ---------  ------------   ---------  ------------
     Outstanding at beginning of period....     63,575       $43.31       64,890       $28.57
     Granted...............................     24,108        28.70
     Exercised.............................       (596)       15.97       (2,618)        8.73
     Canceled..............................     (1,787)       48.84       (1,334)       30.79
                                             ---------                 ---------
     Outstanding at end of period..........     85,300        39.28       60,938        29.37
                                             ---------                 ---------
     Exercisable at end of period..........     58,514        44.36       28,903        24.82
                                             =========                 =========

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     Comprehensive Income (Loss)
     The Company's total comprehensive income (loss) for the interim periods was as follows (in millions):


                                                             Three Months Ended       Nine Months Ended
                                                                September 30,           September 30,
                                                               2003        2002       2003        2002
                                                             ---------  ----------  ---------  ----------
     Net income (loss)....................................      $3,176         $76     $2,857       ($223)
     Unrealized (losses) gains on marketable securities...         (25)         25        (40)       (339)
     Reclassification adjustments for (gains) losses
       included in net income (loss)......................         (14)                    13         203
     Unrealized losses (gains) on the effective portion
       of cash flow hedges................................           1        (198)         1        (198)
     Foreign currency translation gains (losses)..........           3          (1)         5          (8)
                                                             ---------  ----------  ---------  ----------
     Comprehensive income (loss)..........................      $3,141        ($98)    $2,836       ($565)
                                                             =========  ==========  =========  ==========

9.   STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

     The Company made cash payments for interest and income taxes related to continuing operations during the interim periods as follows (in millions):


                                                              Three Months Ended            Nine Months Ended
                                                                 September 30,                September 30,
                                                             2003            2002          2003           2002
                                                          -----------     -----------   -----------    -----------
     Interest............................................        $637            $101        $1,653           $441
     Income taxes........................................         $14              $2           $67            $11

     During the nine months ended September 30, 2003, the Company entered into non-cash financing and investing activities related to certain of its Exchangeable Notes (see Note 7). The Liberty shares and Liberty Notes received in connection with the sale of QVC are non-cash investing activities (see Note 4).

10. COMMITMENTS AND CONTINGENCIES

     Commitments
     Certain subsidiaries of the Company support debt compliance with respect to obligations of certain cable television partnerships and investments in which the Company holds an ownership interest (see Note 5). The obligations expire between May 2008 and September 2010. Although there can be no assurance, management believes that it will not be required to meet its obligations under such commitments. The total notional amount of commitments for the Company was $1.021 billion as of September 30, 2003, at which time there were no quoted market prices for similar agreements.

     Contingencies

     At Home.
     -------
     Litigation has been filed against the Company as a result of alleged conduct of the Company with respect to its investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services which filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against the Company, Brian L. Roberts (the Company's President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty on the part of the Company and the other defendants in connection with

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     transactions agreed to in March 2000 among At Home, the Company, AT&T and Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service); (ii) class action lawsuits against Comcast Cable Communications, Inc., AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against the Company, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short- swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements; and (iv) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against Comcast Cable Holdings, LLC and Comcast Communications Holdings, Inc., as well as AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged "preference" payments in excess of $89 million allegedly made to the defendants prior to the At Home bankruptcy filing. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against the Company and Mr. Roberts, leaving only a claim against them for "control person" liability under the Securities Exchange Act of 1934. The Delaware case has been transferred to the United States District Court for the Southern District of New York.

     Under the terms of the Broadband acquisition, the Company is generally contractually liable for 50% of any liabilities of AT&T relating to At Home, including most liabilities resulting from any pending or threatened litigation, with the exception, among other things, of liabilities arising out of contracts between At Home and AT&T (or its affiliates) for the benefit of the businesses retained by AT&T following the divestiture of Broadband. In those situations where the Company is contractually liable for 50% of any liabilities, AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where the Company is also a defendant, there are two additional actions brought by At Home's bondholders' liquidating trust against AT&T, not naming the
     Company: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and
     (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. Both of these actions are in the discovery stage.

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

     Management is currently unable to determine what impact, if any, the final resolution of the Company's share of these AT&T At Home potential liabilities would have on the Company's consolidated financial position or results of operations. No assurance can be given that any adverse outcome would not be material.

     Starz Encore.
     ------------
     Some of the entities formerly attributed to Broadband which are now subsidiaries of the Company were parties to a 1997 affiliation term sheet with Starz Encore Group LLC ("Starz Encore"), an affiliate of Liberty, which was the subject of a lawsuit by Starz Encore against Broadband in Colorado state court that preceded the Company's

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     acquisition of Broadband. In November 2002, the Company and Comcast Holdings filed suit against Starz Encore in the United States District Court for the Eastern District of Pennsylvania relating to that term sheet.

     In January 2003, Starz Encore filed an amended complaint in its lawsuit against Broadband in Colorado state court. The amended complaint added the Company and Comcast Holdings as defendants and added new claims against the Company, Comcast Holdings and Broadband asserting alleged breaches of, and interference with, a standstill agreement relating to the lawsuit filed by the Company and Comcast Holdings in federal District Court in Pennsylvania. On September 19, 2003, the Company, Starz Encore and certain of their affiliates entered into a confidential settlement agreement that provided for the dismissal with prejudice of both the Colorado lawsuit and the Pennsylvania lawsuit, subject to the execution of a contemporaneous amendment to an existing affiliation agreement between Comcast and Starz Encore that originally applied only to the cable systems of Comcast Holdings. The amended affiliation agreement now applies to all Comcast owned and operated systems, including the former Broadband systems, and provides for: (i) payment on a per-subscriber basis rather than the flat fee arrangement that formerly existed under the 1997 term sheet between Broadband and Starz Encore; (ii) elimination of the pass-through of any of Starz Encore's incremental programming costs, such as there had been under the 1997 term sheet between Broadband and Starz Encore; and (iii) enhanced joint marketing efforts promoting Starz Encore products. The parties have filed stipulations of dismissal of both the Colorado and Pennsylvania lawsuits with prejudice.

     CSG Systems.
     -----------
     An entity formerly attributed to Broadband, which is now a subsidiary of the Company, is party to a master agreement under which it purchases certain billing services from CSG Systems, Inc.

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

     On October 7, 2003, the arbitrator issued his award which provided for the following relief: (i) that CSG pay Broadband approximately $120 million plus 8% interest for violations of a most favored nations provision; (ii) that the charges and fees in the master agreement are deemed amended to conform to those in a CSG agreement with another customer containing more favorable pricing going forward; (iii) that Broadband has the right to unilaterally terminate the master agreement without cause but in such event shall be liable for contract damages not to exceed $44 million; (iv) that CSG shall furnish Broadband's customer data in deconversion format upon receipt of a statement of work requesting the same; (v) that if Broadband terminates the master agreement, CSG shall provide seven months of termination assistance; and (vi) that CSG is awarded no relief on its counterclaims. On October 9, 2003, CSG filed an application with the arbitrator to have the amount awarded for CSG's most favored nation violations reduced. Broadband filed an opposition to this application, and CSG paid Broadband the approximate $65 million undisputed amount of such award. On October 23, 2003, the arbitrator denied CSG's application. As a result, CSG now owes Broadband the balance of such award.

     On November 15, 2002, the Company initiated a lawsuit against CSG in federal court in Philadelphia, Pennsylvania asserting that the former Broadband cable systems owned by the Company may be added to the billing service agreement between the Company and CSG. CSG moved to dismiss or stay the lawsuit on the ground that the issues raised by the complaint could be wholly or substantially determined by the above-mentioned arbitration. By order dated February 10, 2003, the Court stayed the lawsuit until further notice. Certain of the Company's claims in this lawsuit are not the subject of the arbitration described above and remain outstanding.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

     AT&T.
     ----
     The Company, in connection with its acquisition of Broadband, is potentially responsible for up to 15% of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11, Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended, and allege, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering and knowingly provided false projections relating to AT&T common stock. The complaints seek damages in an unspecified amount, but because the trading activity during the purported class periods was extensive the amounts ultimately demanded may be significant. The Company and AT&T believe that the lawsuits are without merit and these actions are being vigorously defended. The parties are currently engaged in discovery.

     On June 24, 1998, the first of a number of purported class action lawsuits was filed by then-shareholders of Tele- Communications, Inc. ("TCI") Series A TCI Group Common Stock ("Common A") against AT&T and the directors of TCI relating to the acquisition of TCI by AT&T. A consolidated amended complaint combining the various different actions was filed on February 10, 1999 in the Delaware Court of Chancery. The consolidated amended complaint alleges that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received in connection with the transaction. The complaint further alleges that AT&T aided and abetted the TCI directors' breach.

     In connection with the TCI acquisition, which was completed in early 1999, AT&T agreed under certain circumstances to indemnify TCI's former directors for certain losses, expenses, claims or liabilities, potentially including those incurred in connection with this action. In connection with the Broadband acquisition, Broadband agreed to indemnify AT&T for certain losses, expenses, claims or liabilities. Those losses and expenses potentially include those incurred by AT&T in connection with this action, both as a defendant and in connection with any obligation that AT&T may have to indemnify the former TCI directors for liabilities incurred as a result of the claims against them in this action.

     On September 8, 1999, AT&T moved to dismiss the amended complaint for failure to state a cause of action against AT&T. On July 7, 2003, the Delaware Court of Chancery granted AT&T's motion to dismiss on the ground that the complaint failed to adequately plead AT&T's "knowing participation," as required to state a claim for aiding and abetting a breach of fiduciary duty. The other claims made in the complaint remain outstanding. Discovery in this matter is ongoing.

     Management is currently unable to determine what impact, if any, the final resolution of the Company's share of these AT&T potential liabilities would have on the Company's consolidated financial position or results of operations. No assurance can be given that any adverse outcome would not be material.

     Other.
     -----
     The Company is subject to other legal proceedings and claims which arise in the ordinary course of its business. In the opinion of management, the amount of ultimate liability with respect to such actions is not expected to materially affect the financial condition, results of operations or liquidity of the Company.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

11.  FINANCIAL DATA BY BUSINESS SEGMENT

     As a result of the sale of QVC, the Company's only reportable segment is "Cable." The Company's other business segments, including the Company's content operations, do not meet the quantitative guidelines for segment reporting. The components of net income (loss) below operating income before depreciation and amortization are not separately evaluated by the Company's management on a segment basis (in millions).


                                                                      Corporate and
                                                           Cable          Other (1)        Total
                                                          ------      -------------        -----
Three Months Ended September 30, 2003
-------------------------------------
Revenues (2).........................................      $4,374             $172         $4,546
Operating income before depreciation
     and amortization (3)............................       1,620               12          1,632
Depreciation and amortization........................       1,086               53          1,139
Operating income (loss)..............................         534              (41)           493
Interest expense.....................................         437              128            565
Capital expenditures.................................       1,045               36          1,081

Three Months Ended September 30, 2002
-------------------------------------
Revenues (2).........................................      $1,548             $150         $1,698
Operating income before depreciation
     and amortization (3)............................         645               (3)           642
Depreciation and amortization........................         309               62            371
Operating income (loss)..............................         336              (65)           271
Interest expense.....................................         140               32            172
Capital expenditures.................................         322                7            329

Nine Months Ended September 30, 2003
-------------------------------------
Revenues (2).........................................     $12,985             $621        $13,606
Operating income before depreciation and
     amortization (3)................................       4,638               34          4,672
Depreciation and amortization........................       3,299              161          3,460
Operating income (loss)..............................       1,339             (127)         1,212
Interest expense.....................................       1,264              315          1,579
Capital expenditures.................................       3,045               48          3,093

Nine Months Ended September 30, 2002
-------------------------------------
Revenues (2).........................................      $4,558             $544         $5,102
Operating income before depreciation
     and amortization (3)............................       1,896               35          1,931
Depreciation and amortization........................         900              191          1,091
Operating income (loss)..............................         996             (156)           840
Interest expense.....................................         428              107            535
Capital expenditures.................................       1,011               24          1,035

As of September 30, 2003
------------------------
Assets...............................................     $93,482          $16,334       $109,816
Long-term debt, less current portion.................      20,364            6,952         27,316

As of December 31, 2002
------------------------
Assets...............................................    $106,314           $6,814       $113,128
Long-term debt, less current portion.................      26,033            1,923         27,956

     _______________




                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

(1) Other includes segments not meeting certain quantitative guidelines for reporting and elimination entries related to the segment presented. Corporate and other assets consist primarily of the Company's investments and intangible assets related to the Company's content operations and, as of December 31, 2002, $3.689 billion of assets associated with discontinued operations and assets held for sale (see Notes 4, 5 and 6).

(2) No single customer accounted for a significant amount of the Company's revenues in any period.


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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                   (Unaudited)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

     In November 2002, in order to simplify the Company's capital structure, the Company and four of its cable holding company subsidiaries, Comcast Cable Communications, Inc. (Comcast Cable or "CCCI"), Comcast Cable Communications Holdings, Inc. (Comcast Cable Communications Holdings or "CCCH"), Comcast MO Group, Inc. ("Comcast MO Group"), and Comcast Cable Holdings, LLC (Comcast Cable Holdings or "CCH"), fully and unconditionally guaranteed each other's debt securities. Comcast MO of Delaware, Inc. ("Comcast MO of Delaware") was not originally a part of the Cross-Guarantee Structure. On March 12, 2003, the Company announced the successful completion of a bondholder consent solicitation related to Comcast MO of Delaware's $1.7 billion aggregate principal amount in debt securities to permit it to become part of the Cross-Guarantee Structure (see Note 7). Comcast MO Group and CCH (as of December 31, 2002) and Comcast MO Group, CCH and Comcast MO of Delaware (as of September 30, 2003 and for the three and nine months ended September 30, 2003) are collectively referred to as the "Combined CCHMO Parents." Condensed consolidating financial information of the Company is as follows (in millions):

                                                Comcast Corporation
                                       Condensed Consolidating Balance Sheet
                                             As of September 30, 2003

                                                                                            Elimination
                                                                       Combined    Non-        and        Consolidated
                                             Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                              Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             --------------------------------------------------------------------------
ASSETS
------
   Cash and cash equivalents................  $        $        $         $         $3,245    $               $3,245
   Investments..............................       43                                2,939                     2,982
   Accounts receivable, net.................                                           850                       850
   Other current assets.....................       10                                  527                       537
                                             -------- -------- -------- --------- --------   ---------   -----------
     Total current assets...................       53                                7,561                     7,614
                                             -------- -------- -------- --------- --------   ---------   -----------
   INVESTMENTS..............................                                        15,463                    15,463
   INVESTMENTS IN AND AMOUNTS DUE FROM
     SUBSIDIARIES ELIMINATED UPON
     CONSOLIDATION..........................   47,347   21,436   26,880    33,667   14,376    (143,706)
   PROPERTY AND EQUIPMENT, net..............                                        18,194                    18,194
   FRANCHISE RIGHTS.........................                                        46,023                    46,023
   GOODWILL.................................                                        17,563                    17,563
   OTHER INTANGIBLE ASSETS, net.............                                         4,216                     4,216
   OTHER NONCURRENT ASSETS, net.............       89       46       31                577                       743
                                             -------- -------- -------- --------- --------   ---------   -----------
     Total Assets...........................  $47,489  $21,482  $26,911   $33,667 $123,973   ($143,706)     $109,816
                                             ======== ======== ======== ========= ========   =========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   Accounts payable.........................  $        $        $         $         $1,188       $            $1,188
   Accrued expenses and other current
     liabilities............................      271      174       50       293    4,564                     5,352
   Deferred income taxes....................                                           510                       510
   Current portion of long-term debt........               305                319    2,441                     3,065
                                             -------- -------- -------- --------- --------   ---------   -----------
     Total current liabilities..............      271      479       50       612    8,703                    10,115
                                             -------- -------- -------- --------- --------   ---------   -----------
   LONG-TERM DEBT, less current portion.....    5,644    6,627    3,498     6,175    5,372                    27,316
   DEFERRED INCOME TAXES....................                                        24,654                    24,654
   OTHER NONCURRENT LIABILITIES.............      336                                5,878                     6,214
   MINORITY INTEREST........................                                           279                       279

STOCKHOLDERS' EQUITY
   Common stock.............................       25                                                             25
   Other stockholders' equity...............   41,213   14,376   23,363    26,880   79,087    (143,706)       41,213
                                             -------- -------- -------- --------- --------   ---------   -----------
     Total Stockholders' Equity.............   41,238   14,376   23,363    26,880   79,087    (143,706)       41,238
                                             -------- -------- -------- --------- --------   ---------   -----------
     Total Liabilities and Stockholders'
      Equity................................  $47,489  $21,482  $26,911   $33,667 $123,973   ($143,706)     $109,816
                                             ======== ======== ======== ========= ========   =========   ===========

                                       COMCAST CORPORATION AND SUBSIDIARIES
                                                     FORM 10-Q
                                         QUARTER ENDED SEPTEMBER 30, 2003
                         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                    (Unaudited)


                                                    Comcast Corporation
                                           Condensed Consolidating Balance Sheet
                                                  As of December 31, 2002


                                                                                            Elimination
                                                                       Combined    Non-        and        Consolidated
                                             Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                              Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             --------------------------------------------------------------------------
ASSETS
------
   Cash and cash equivalents................    $        $        $         $          $505       $              $505
   Investments..............................       30                                 3,228                     3,258
   Accounts receivable, net.................                                            862                       862
   Other current assets.....................       22                                   358                       380
   Current assets of discontinued operations                                          1,481                     1,481
   Current assets held for sale.............                                            613                       613
                                             -------- -------- -------- ---------  --------   ---------   -----------
     Total current assets...................       52                                 7,047                     7,099
                                             -------- -------- -------- ---------  --------   ---------   -----------

   INVESTMENTS..............................                                         15,174                    15,174
   INVESTMENTS IN AND AMOUNTS DUE FROM
     SUBSIDIARIES ELIMINATED UPON
     CONSOLIDATION..........................   39,356   21,818   33,683    40,749    13,913    (149,519)
   PROPERTY AND EQUIPMENT, net..............                                         18,381                    18,381
   FRANCHISE RIGHTS.........................                                         48,222                    48,222
   GOODWILL.................................                                         16,562                    16,562
   OTHER INTANGIBLE ASSETS, net.............                                          5,429                     5,429
   OTHER NONCURRENT ASSETS, net............        74       99      121                 372                       666
   NON-CURRENT ASSETS OF DISCONTINUED
     OPERATIONS.............................                                          1,595                     1,595
                                             -------- -------- -------- ---------  --------   ---------   -----------
     Total Assets...........................  $39,482  $21,917  $33,804   $40,749  $126,695   ($149,519)     $113,128
                                             ======== ======== ======== =========  ========   =========   ===========

LIABILITIES AND STOCKHOLDERS' EQUITY
------------------------------------
   Accounts payable.........................       $1    $        $         $        $1,295       $            $1,296
   Accrued expenses and other current
     liabilities............................      208      107       46       469     4,406                     5,236
   Deferred income taxes....................                                          1,105                     1,105
   Short-term debt..........................                      3,750                                         3,750
   Current portion of long-term debt........                                1,465     1,738                     3,203
   Current liabilities of discontinued
     operations.............................                                            816                       816
                                             -------- -------- -------- ---------  --------   ---------   -----------
     Total current liabilities..............      209      107    3,796     1,934     9,360                    15,406
                                             -------- -------- -------- ---------  --------   ---------   -----------
   LONG-TERM DEBT, less current portion.....      680    7,897    6,005     4,932     8,442                    27,956
   DEFERRED INCOME TAXES....................                                         23,104                    23,104
   OTHER NONCURRENT LIABILITIES.............      264                         200     6,697                     7,161
   MINORITY INTEREST........................                                            249                       249
   NON-CURRENT LIABILITIES AND MINORITY
     INTEREST OF DISCONTINUED OPERATIONS....                                            923                       923

STOCKHOLDERS' EQUITY
   Common stock.............................       25                                                              25
   Other stockholders' equity...............   38,304   13,913   24,003    33,683    77,920    (149,519)       38,304
                                             -------- -------- -------- ---------  --------   ---------   -----------
     Total Stockholders' Equity.............   38,329   13,913   24,003    33,683    77,920    (149,519)       38,329
                                             -------- -------- -------- ---------  --------   ---------   -----------
     Total Liabilities and Stockholders'
       Equity...............................  $39,482  $21,917  $33,804   $40,749  $126,695   ($149,519)     $113,128
                                             ======== ======== ======== =========  ========   =========   ===========


                                          COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2003
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                       (Unaudited)


                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Operations
                                      For the Three Months Ended September 30, 2003



                                                                                            Elimination
                                                                       Combined    Non-        and        Consolidated
                                             Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                              Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             --------------------------------------------------------------------------
REVENUES
   Service revenues.........................     $       $     $          $         $4,546       $            $4,546
   Management fee revenue...................       94      38        56       56                  (244)
                                             -------- ------- --------- --------  --------  ----------    ----------
                                                   94      38        56       56     4,546        (244)        4,546
                                             -------- ------- --------- --------  --------  ----------    ----------
COSTS AND EXPENSES
   Operating (excluding depreciation).......                                         1,703                     1,703
   Selling, general and administrative......       34      38        56       56     1,271        (244)        1,211
   Depreciation.............................                                           774                       774
   Amortization.............................                                           365                       365
                                             -------- ------- --------- --------  --------  ----------    ----------
                                                   34      38        56       56     4,113        (244)        4,053
                                             -------- ------- --------- --------  --------  ----------    ----------

OPERATING INCOME............................       60                                  433                       493

OTHER INCOME (EXPENSE)
   Interest expense.........................      (98)   (131)      (83)    (130)     (123)                     (565)
   Investment loss, net.....................                                          (182)                     (182)
   Equity in net (losses) income of
     affiliates.............................    3,199     227       (48)      36       126      (3,556)          (16)
   Other income.............................                                            28                        28
                                             -------- ------- --------- --------  --------  ----------    ----------
                                                3,101      96      (131)     (94)     (151)     (3,556)         (735)
                                             -------- ------- --------- --------  --------  ----------    ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES AND
   MINORITY INTEREST........................    3,161      96      (131)     (94)      282      (3,556)         (242)
INCOME TAX (EXPENSE) BENEFIT................       15      46        29       46       (33)                      103
                                             -------- ------- --------- --------  --------  ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE MINORITY INTEREST.................    3,176     142      (102)     (48)      249      (3,556)         (139)
MINORITY INTEREST...........................                                           (14)                      (14)
                                             -------- ------- --------- --------  --------  ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS....    3,176     142      (102)     (48)      235      (3,556)         (153)
INCOME FROM DISCONTINUED OPERATIONS,
    net of tax..............................                                            39                        39
GAIN ON DISCONTINUED OPERATIONS, net of tax.                                         3,290                     3,290
                                             -------- ------- --------- --------  --------  ----------    ----------
NET INCOME (LOSS)...........................   $3,176    $142     ($102)    ($48)   $3,564     ($3,556)       $3,176
                                             ======== ======= ========= ========  ========  ==========    ==========


                                          COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2003
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                       (Unaudited)


                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Operations
                                      For the Three Months Ended September 30, 2002

                                                                                            Elimination
                                                                       Combined    Non-        and        Consolidated
                                             Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                              Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             ----------------------------------- ---------------------------------------

SERVICE REVENUES............................    $        $        $        $        $1,698       $            $1,698

COSTS AND EXPENSES
   Operating (excluding depreciation).......                                           597                       597
   Selling, general and administrative......                                           459                       459
   Depreciation.............................                                           321                       321
   Amortization.............................                                            50                        50
                                             -------- ------- --------- --------  --------   ----------   ----------
                                                                                     1,427                     1,427
                                             -------- ------- --------- --------  --------   ----------   ----------

OPERATING INCOME............................                                           271                       271

OTHER INCOME (EXPENSE)
   Interest expense.........................             (141)                         (31)                     (172)
   Investment loss, net.....................                                           (47)                      (47)
   Equity in net income (losses) of
     affiliates.............................              215                          114         (338)          (9)
   Other income.............................                                             5                         5
                                             -------- ------- --------- --------  --------   ----------   ----------
                                                           74                           41         (338)        (223)
                                             -------- ------- --------- --------  --------   ----------   ----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST....................               74                          312         (338)          48

INCOME TAX (EXPENSE) BENEFIT................               49                          (76)                      (27)
                                             -------- ------- --------- --------  --------   ----------   ----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE MINORITY INTEREST......              123                          236         (338)          21

MINORITY INTEREST...........................                                             3                         3
                                             -------- ------- --------- --------  --------   ----------   ----------

INCOME FROM CONTINUING OPERATIONS...........              123                          239         (338)          24

INCOME FROM DISCONTINUED OPERATIONS,
    net of tax.............................                                             52                        52
                                             -------- ------- --------- --------  --------   ----------   ----------

NET INCOME (LOSS)...........................    $        $123     $        $          $291        ($338)         $76
                                             ======== ======= ========= ========  ========   ==========   ==========


                                          COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2003
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                       (Unaudited)


                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Operations
                                      For the Nine Months Ended September 30, 2003


                                                                                            Elimination
                                                                       Combined    Non-        and        Consolidated
                                             Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                              Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                             ----------------------------------- ---------------------------------------
REVENUES
   Service revenues..........................    $       $         $        $      $13,606         $          $13,606
   Management fee revenue....................     281     109       172      172                   (734)
                                               ------ ------- --------- --------  --------   ----------    ----------
                                                  281     109       172      172    13,606         (734)       13,606
                                               ------ ------- --------- --------  --------   ----------    ----------
COSTS AND EXPENSES
   Operating (excluding depreciation)........                                        5,267                      5,267
   Selling, general and administrative.......     110     109       172      172     3,838         (734)        3,667
   Depreciation..............................                                        2,370                      2,370
   Amortization..............................                                        1,090                      1,090
                                               ------ ------- --------- --------  --------   ----------    ----------
                                                  110     109       172      172    12,565         (734)       12,394
                                               ------ ------- --------- --------  --------   ----------    ----------

OPERATING INCOME.............................     171                                1,041                      1,212

OTHER INCOME (EXPENSE)
   Interest expense..........................    (221)   (405)     (289)    (322)     (342)                    (1,579)
   Investment loss, net......................                                         (418)                      (418)
   Equity in net income (losses) of
     affiliates..............................   2,889     728      (455)    (246)      432       (3,381)          (33)
   Other income..............................                                           71                         71
                                               ------ ------- --------- --------  --------   ----------    ----------
                                                2,668     323      (744)    (568)     (257)      (3,381)       (1,959)
                                               ------ ------- --------- --------  --------   ----------    ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES AND
    MINORITY INTEREST........................   2,839     323      (744)    (568)      784       (3,381)         (747)
INCOME TAX (EXPENSE) BENEFIT.................      18     142       101      113      (143)                       231
                                               ------ ------- --------- --------  --------   ----------    ----------
INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE MINORITY INTEREST.......   2,857     465      (643)    (455)      641       (3,381)         (516)
MINORITY INTEREST............................                                          (85)                       (85)
                                               ------ ------- --------- --------  --------   ----------    ----------
INCOME (LOSS) FROM CONTINUING OPERATIONS.....   2,857     465      (643)    (455)      556       (3,381)         (601)
INCOME FROM DISCONTINUED OPERATIONS,
    net of tax...............................                                          168                        168
GAIN ON DISCONTINUED OPERATIONS, net of tax..                                        3,290                      3,290
                                               ------ ------- --------- --------  --------   ----------    ----------
NET INCOME (LOSS)............................  $2,857    $465     ($643)   ($455)   $4,014      ($3,381)       $2,857
                                               ====== ======= ========= ========  ========   ==========    ==========



                                          COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2003
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                       (Unaudited)


                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Operations
                                      For the Nine Months Ended September 30, 2002



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
                                             --------------------------------------------------------------------------

SERVICE REVENUES............................    $        $        $        $        $5,102       $           $5,102

COSTS AND EXPENSES
   Operating (excluding depreciation).......                                         1,831                    1,831
   Selling, general and administrative......                                         1,340                    1,340
   Depreciation.............................                                           957                      957
   Amortization.............................                                           134                      134
                                             -------- ------- --------- --------  --------   ----------  ----------
                                                                                     4,262                    4,262
                                             -------- ------- --------- --------  --------   ----------  ----------

OPERATING INCOME............................                                           840                      840

OTHER INCOME (EXPENSE)
   Interest expense.........................             (421)                        (114)                    (535)
   Investment loss, net.....................                                          (702)                    (702)
   Equity in net income (losses) of
     affiliates.............................              634                          305         (994)        (55)
   Other expense............................                                           (12)                     (12)
                                             -------- ------- --------- --------  --------   ----------  ----------
                                                          213                         (523)        (994)     (1,304)
                                             -------- ------- --------- --------  --------   ----------  ----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE INCOME TAXES
   AND MINORITY INTEREST....................              213                          317         (994)       (464)

INCOME TAX (EXPENSE) BENEFIT................              147                          (24)                     123
                                             -------- ------- --------- --------  --------   ----------  ----------

INCOME (LOSS) FROM CONTINUING
   OPERATIONS BEFORE MINORITY INTEREST......              360                          293         (994)       (341)

MINORITY INTEREST...........................                                           (23)                     (23)
                                             -------- ------- --------- --------  --------   ----------  ----------

INCOME (LOSS) FROM CONTINUING OPERATIONS....              360                          270         (994)       (364)

INCOME FROM DISCONTINUED OPERATIONS,
    net of tax..............................                                           141                      141
                                             -------- ------- --------- --------  --------   ----------  ----------

NET INCOME (LOSS)...........................    $        $360     $        $          $411        ($994)      ($223)
                                             ======== ======= ========= ========  ========   ==========  ==========



                                          COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2003
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
                                                       (Unaudited)

                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Cash Flows
                                      For the Nine Months Ended September 30, 2003


                                                                                               Elimination
                                                                          Combined    Non-        and        Consolidated
                                                Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                                 Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                                --------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss).............................   $2,857    $465     ($643)   ($455)    $4,014     ($3,381)      $2,857
Income from discontinued operations...........                                           (168)                    (168)
Gain on discontinued operations...............                                         (3,290)                  (3,290)
                                                 ------ ------- --------- --------  ---------  ----------   ----------
Loss from continuing operations...............    2,857     465      (643)    (455)       556      (3,381)        (601)

Adjustments to reconcile net loss from
   continuing operations to net cash
   provided by (used in) operating
   activities from continuing operations:
   Depreciation...............................                                          2,370                    2,370
   Amortization...............................                                          1,090                    1,090
   Non-cash interest (income) expense, net....       31      (2)              (114)                                (85)
   Equity in net (income) losses of
     affiliates...............................   (2,889)   (728)      455      246       (432)      3,381           33
   Losses (gains) on investments and
     other (income) expense, net..............                                            423                      423
   Minority interest..........................                                             34                       34
   Deferred income taxes......................                                           (289)                    (289)
   Proceeds from sales of trading securities..                                             85                       85
   Other......................................                                            105                      105
                                                 ------ ------- --------- --------  ---------  ----------   ----------
                                                     (1)   (265)     (188)    (323)     3,942                    3,165
   Changes in working capital
     Decrease in accounts receivable, net.....                                             12                       12
     Increase in other current assets.........                                           (157)                    (157)
     Increase (decrease) in accounts payable,
       accrued expenses and other current
       liabilities............................       62      67         4     (276)      (358)                    (501)
                                                 ------ ------- --------- --------  ---------  ----------   ----------
                                                     62      67         4     (276)      (503)                    (646)

     Net cash provided by operating
       activities from continuing
       operations.............................       61    (198)     (184)    (599)     3,439                    2,519
                                                 ------ ------- --------- --------  ---------  ----------   ----------

FINANCING ACTIVITIES
   Proceeds from borrowings...................    8,138   1,150                            89                    9,377
   Retirements and repayments of debt.........   (3,180) (2,104)   (6,250)  (1,907)      (234)                 (13,675)
   Other......................................                                             (3)                      (3)
                                                 ------ ------- --------- --------  ---------  ----------   ----------
     Net cash used in financing activities
       from continuing operations.............    4,958    (954)   (6,250)  (1,907)      (148)                  (4,301)
                                                 ------ ------- --------- --------  ---------  ----------   ----------

INVESTING ACTIVITIES
Net transactions with affiliates..............   (5,019)  1,152     6,434    2,506     (5,073)
Acquisitions, net of cash acquired............                                            (39)                     (39)
Proceeds from sales of (purchases of)
   short-term investments, net................                                             (8)                      (8)
Proceeds from restructuring of TWE investment.                                          2,100                    2,100
Proceeds from sale of discontinued operations.
   and assets held for sale...................                                          1,875                    1,875
Proceeds from sales of Liberty Notes..........                                          3,000                    3,000
Proceeds from sales of investments............                                            977                      977
Purchases of investments......................                                           (151)                    (151)
Capital expenditures..........................                                         (3,093)                  (3,093)
Additions to intangible and other noncurrent
   assets.....................................                                           (139)                    (139)
                                                 ------ ------- --------- --------  ---------  ----------   ----------
   Net cash provided by (used in) investing
     activities from continuing operations....   (5,019)  1,152     6,434    2,506       (551)                   4,522
                                                 ------ ------- --------- --------  ---------  ----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS.........                                          2,740                    2,740
CASH AND CASH EQUIVALENTS, beginning of
   period.....................................                                            505                      505
                                                 ------ ------- --------- --------  ---------  ----------   ----------
CASH AND CASH EQUIVALENTS, end of period......     $       $        $        $         $3,245      $            $3,245
                                                 ====== ======= ========= ========  =========  ==========   ==========

                                          COMCAST CORPORATION AND SUBSIDIARIES
                                                        FORM 10-Q
                                            QUARTER ENDED SEPTEMBER 30, 2003
                            NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
                                                       (Unaudited)


                                                   Comcast Corporation
                                     Condensed Consolidating Statement of Cash Flows
                                      For the Nine Months Ended September 30, 2002


                                                                                              Elimination
                                                                         Combined    Non-        and        Consolidated
                                               Comcast    CCCI     CCCH    CCHMO   Guarantor  Consolidation   Comcast
                                                Parent   Parent   Parent  Parents Subsidiaries Adjustments  Corporation
                                               --------------------------------------------------------------------------

OPERATING ACTIVITIES
Net income (loss)............................     $        $360     $        $         $411        ($994)       ($223)
Income from discontinued operations..........                                          (141)                     (141)
                                               -------- ------- --------- -------  --------   ----------   ----------
Loss from continuing operations..............               360                         270         (994)        (364)

Adjustments to reconcile net loss from
   continuing operations to net cash
   provided by (used in) operating
   activities from continuing operations:
   Depreciation..............................                                           957                       957
   Amortization..............................                                           134                       134
   Non-cash interest (income) expense, net...                (2)                         34                        32
   Equity in net (income) losses of
     affiliates..............................              (634)                       (305)         994           55
   Losses (gains) on investments and other
     (income) expense, net...................                                           733                       733
   Minority interest.........................                                            23                        23
   Deferred income taxes.....................                                           (60)                      (60)
   Proceeds from sales of trading securities.
   Other.....................................                                           (56)                      (56)
                                               -------- ------- --------- -------  --------   ----------   ----------
                                                           (276)                      1,730                     1,454

   Changes in working capital
     Decrease in accounts receivable, net....                                            11                        11
     Increase in other current assets........                                            (5)                       (5)
     Increase (decrease) in accounts
      payable, accrued expenses and other
      current liabilities....................                                           183                       183
                                               -------- ------- --------- -------  --------   ----------   ----------
                                                                                        189                       189

   Net cash provided by operating activities
     from continuing operations..............              (276)                      1,919                     1,643
                                               -------- ------- --------- -------  --------   ----------   ----------

FINANCING ACTIVITIES
   Proceeds from borrowings..................               856                          20                       876
   Retirements and repayments of debt........            (1,619)                       (182)                   (1,801)
   Other.....................................                                            70                        70
                                               -------- ------- --------- -------  --------   ----------   ----------

Net cash used in financing activities from
   continuing operations.....................              (763)                        (92)                     (855)
                                               -------- ------- --------- -------  --------   ----------   ----------

INVESTING ACTIVITIES
   Net transactions with affiliates..........             1,039                      (1,039)
   Acquisitions, net of cash required........                                           (16)                      (16)
   Proceeds from sales of (purchase of)
    short-term investments, net..............                                             4                         4
   Proceeds from sales of investments........                                           734                       734
   Purchases of investments..................                                           (48)                      (48)
   Capital expenditures......................                                        (1,035)                   (1,035)
   Additions to intangible and other
    noncurrent assets........................                                          (231)                     (231)
                                               -------- ------- --------- -------  --------   ----------   ----------
   Net cash provided by (used in) investing
     activities from continuing operations...             1,039                      (1,631)                     (592)
                                               -------- ------- --------- -------  --------   ----------   ----------

INCREASE IN CASH AND CASH EQUIVALENTS........                                           196                       196
CASH AND CASH EQUIVALENTS, beginning of
    period...................................                                           214                       214
                                               -------- ------- --------- -------  --------   ----------   ----------
CASH AND CASH EQUIVALENTS, end of period.....     $      $          $        $         $410       $              $410
                                               ======== ======= ========= =======  ========   ==========   ==========


                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Developments

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

     On September 17, 2003,  we completed the sale to Liberty Media  Corporation
("Liberty") of all shares of QVC, Inc. ("QVC") common stock held by our subsidiaries and by us. In accordance with Statement of Financial Accounting Standards No. 144 ("SFAS 144"), QVC's operations are presented as a discontinued operation in our financial statements.

     Refer to Note 4 to our financial statements included in Item 1 for further discussion of our acquisitions and other significant events.

Liquidity and Capital Resources

     We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, and through available borrowings under our existing credit facilities.

     Available sources of financing to fund these requirements include our existing cash and cash equivalents, amounts available under our lines of credit, which total $5.896 billion, and through the future sales or monetizations of our investments.

     As more fully described in Note 4 to our financial  statements  included in
Item 1 (see Sale of QVC), on September 17, 2003 we sold our approximate 57% interest in QVC to Liberty for approximately $7.7 billion under a stock purchase agreement. We received from Liberty three-year senior unsecured notes (the "Liberty Notes") bearing interest at LIBOR plus 1.5%, approximately 218 million shares of Liberty Series A common stock and cash. The values of the note, shares and cash received were approximately $4.0 billion, $2.339 billion and $1.35 billion, respectively.

     Cash and Cash Equivalents

     We have traditionally maintained significant levels of cash and cash equivalents to meet our short-term liquidity requirements. Our cash equivalents are recorded at fair value. Cash and cash equivalents as of September 30, 2003 were $3.245 billion, substantially all of which is unrestricted.

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

     Financing

     As of September 30, 2003 and December 31, 2002, our debt, including capital lease obligations, was $30.381 billion and $34.909 billion, respectively.

     The $4.528 billion decrease from December 31, 2002 to September 30, 2003 results principally from the effects of our net repayments during 2003. Included in our debt as of September 30, 2003 and December 31, 2002 was short-term debt and current portion of long-term debt of $3.065 billion and $6.953 billion, respectively.

     In January, March and May 2003, we sold an aggregate of $4.0 billion of public debt consisting of $600 million of 5.85% senior notes due 2010, $900 million of 6.50% senior notes due 2015, $750 million of 5.50% senior notes due 2011, $750 million of 7.05% senior notes due 2033 and $1.0 billion of 5.30% senior notes due 2014. We used all of the net proceeds from the offerings to repay a portion of our short-term debt

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


outstanding and to repay a portion of amounts outstanding under our revolving credit facilities due in 2005 and 2007.

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

     In addition to the $1.35 billion in cash proceeds received in the QVC sale, in September 2003, we sold an aggregate of $3.0 billion principal amount of the Liberty Notes for net proceeds of approximately $3.0 billion. A portion of the cash proceeds from these sales was used to repay all amounts outstanding on certain of our bank credit facilities. The remaining portion will be used primarily to pay certain income taxes associated with the sale of QVC and further reduce debt outstanding.

     During 2003, we settled our obligations relating to certain of our Exchangeable Notes by delivering the underlying shares of common stock to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying shares expired. The transactions, which represented non-cash financing and investing activities, had no effect on our statement of cash flows due to their non-cash nature. As of September 30, 2003, the securities held by us collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes.

     Excluding the effects of interest rate risk management instruments, 14.8% and 31.8% of our long- term debt, including short-term debt and current portion, as of September 30, 2003 and December 31, 2002, respectively, was at variable rates.

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

     The change in the fair value of certain of our investments accounted for as trading securities, with the exception of the Liberty shares we received from the sale of QVC, was substantially offset by the changes in the fair values of the Equity Collars and the derivative components of the ZONES, Exchangeable Notes and Prepaid Forward Sales. See "Results of Operations - Investment Loss, Net" below.
                             _______________________

Cash Flows from Continuing Operations

     Cash and cash equivalents increased $2.740 billion as of September 30, 2003 from December 31, 2002. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities, which are explained below.

     Net cash provided by operating activities, which amounted to $2.519 billion for the nine months ended

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


September 30, 2003, is comprised of operating income before depreciation and amortization (see "Results of Operations"), the effects of interest payments, and changes in working capital as a result of the timing of receipts and disbursements, including income tax payments.

     Net cash used in financing activities consists primarily of borrowings and repayments of debt. Net cash used in financing activities was $4.301 billion for the nine months ended September 30, 2003. During the nine months ended September 30, 2003, we borrowed $9.377 billion, consisting of:

    o   $3.988 billion of senior notes,

    o   $3.650 billion under revolving credit facilities,

    o   $1.650 billion under a term loan due 2006, and

    o   $89 million under capital leases and other.

     During the nine months ended September 30, 2003, we repaid $13.675 billion of our debt, consisting of:

    o   $4.496 billion of our revolving credit facilities,

    o   $3.750 billion of our short-term debt,

    o   $3.180 billion of our term loans,

    o   $2.088 billion of our senior notes, and

    o   $161 million under capital leases and other.

     Net cash provided by investing activities was $4.522 billion for the nine months ended September 30, 2003. Proceeds from investing activities include the restructuring of our TWE investment of $2.100 billion, sales of Liberty Notes of $3.000 billion, sales of discontinued operations and assets held for sale of $1.875 billion, and sales of other investments of $977 million. Capital expenditures were $3.093 billion for the nine months ended September 30, 2003.

                             _______________________



Results of Continuing Operations

     The following represents our consolidated operating results as well as the operating results of our Cable business segment. The remaining components of our operations are not independently significant to our consolidated financial condition or results of operations.

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

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


     Our summarized financial information for the interim periods is as follows (dollars in millions, "NM" denotes percentage is not meaningful):


                                                                 Three Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ---------   ---------
Service revenues...............................................    $4,546      $1,698      $2,848       167.7%
Operating, selling, general and administrative expenses........     2,914       1,056       1,858       175.9
Depreciation...................................................       774         321         453       141.1
Amortization...................................................       365          50         315       630.0
                                                                ---------   ---------   ---------   ---------
Operating income...............................................       493         271         222        81.9
                                                                ---------   ---------   ---------   ---------
Interest expense...............................................      (565)       (172)        393       228.5
Investment loss, net...........................................      (182)        (47)        135       287.2
Equity in net losses of affiliates.............................       (16)         (9)          7        77.8
Other income...................................................        28           5          23       460.0
Income tax benefit (expense)...................................       103         (27)        130          NM
Minority interest..............................................       (14)          3         (17)         NM
                                                                ---------   ---------   ---------   ---------
Income (loss) from continuing operations.......................     ($153)        $24       ($177)         NM%
                                                                =========   =========   =========   =========


                                                                  Nine Months Ended
                                                                    September 30,       Increase / (Decrease)
                                                                  2003        2002          $           %
                                                                ---------   ---------   ---------   ---------
Service revenues...............................................   $13,606      $5,102      $8,504       166.7%
Operating, selling, general and administrative expenses........     8,934       3,171       5,763       181.7
Depreciation...................................................     2,370         957       1,413       147.6
Amortization...................................................     1,090         134         956       713.4
                                                                ---------   ---------   ---------   ---------
Operating income...............................................     1,212         840         372        44.3
                                                                ---------   ---------   ---------   ---------
Interest expense...............................................    (1,579)       (535)      1,044       195.1
Investment loss, net...........................................      (418)       (702)       (284)      (40.5)
Equity in net losses of affiliates.............................       (33)        (55)        (22)      (40.0)
Other income (expense).........................................        71         (12)         83          NM
Income tax benefit.............................................       231         123         108        87.8
Minority interest..............................................       (85)        (23)         62       269.6
                                                                ---------   ---------   ---------   ---------
Loss from continuing operations................................     ($601)      ($364)       $237        65.1%
                                                                =========   =========   =========   =========

____________

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


Consolidated Operating Results

     Revenues

     Consolidated revenues for the three and nine month interim periods increased $2.848 billion and $8.504 billion, respectively. Of these increases, $2.826 billion and $8.427 billion, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of our content businesses, which achieved combined revenue growth of 17.5% and 16.2%, respectively, for the three and nine month interim periods. Such increases were primarily the result of increases in distribution revenues and in advertising.

     Operating, selling, general and administrative expenses

     Consolidated operating, selling, general and administrative expenses for the three and nine month interim periods increased $1.858 billion and $5.763 billion, respectively. Of these increases, $1.851 billion and $5.685 billion, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of growth in our content businesses and increases in corporate overhead.

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

Cable

     The discussion of our cable segment operating results is presented as an historical comparison of the 2003 interim periods and the 2002 interim periods, which do not include the Broadband results. In order to provide additional information relating to our cable segment operating results, we also present a discussion comparing our cable segment operating results on a pro forma basis. Pro forma data is used by management to evaluate performance when significant acquisitions or dispositions occur. Historical data reflects results of acquired businesses only after the acquisition dates while pro forma data enhances comparability of financial information between periods by adjusting the data as if the acquisitions (or dispositions) occurred at the beginning of the prior year. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is not indicative of what our results would have been had we operated Broadband since January 1, 2002, nor of our future results.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


     Pro Forma Results

     As previously described, the following discussion includes the pro forma results of our cable segment operations as if the Broadband acquisition had occurred on January 1, 2002 (dollars in millions).

                                                                  Three Months Ended
                                                                     September 30,         Increase/(Decrease)
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $3,020      $2,865         $155         5.4%
High-speed Internet..........................................          586         391          195        49.9
Phone........................................................          189         211          (22)      (10.4)
Advertising sales............................................          276         258           18         7.2
Other........................................................          152         169          (17)      (10.1)
Franchise fees...............................................          151         141           10         7.1
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        4,374       4,035          339         8.4
Operating, selling, general and administrative expenses......        2,754       2,837          (83)       (2.9)
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $1,620      $1,198         $422        35.3%
                                                                 ---------   ---------    ---------    --------


                                                                   Nine Months Ended
                                                                     September 30,         Increase/(Decrease)
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $9,038      $8,580         $458         5.3%
High-speed Internet..........................................        1,626       1,052          574        54.6
Phone........................................................          618         594           24         4.0
Advertising sales............................................          797         739           58         7.8
Other........................................................          452         495          (43)       (8.7)
Franchise fees...............................................          453         428           25         5.8
                                                                 ---------   ---------    ---------    --------
     Revenues................................................       12,984      11,888        1,096         9.2
Operating, selling, general and administrative expenses......        8,346       8,467         (121)       (1.4)
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $4,638      $3,421       $1,217        35.6%
                                                                 =========   =========    =========    ========
_______________

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

     Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2002 to 2003 are primarily due to the effects of increases in average monthly revenue per basic subscriber as a result of rate increases in our traditional analog video service, growth in digital subscribers, and repricing and repackaging of the digital products in the newly acquired systems. These increases were offset by the continuing impact of pre-acquisition basic subscriber

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


losses in the newly acquired cable systems. From September 30, 2002 to September 30, 2003, we added approximately 1,036,000 digital subscribers, or a 16.6% increase in digital subscribers.

     The increases in high-speed Internet revenue for the interim periods from 2002 to 2003 are primarily due to the addition of approximately 1,608,000 high-speed Internet subscribers from September 30, 2002 to September 30, 2003, or a 49.4% increase in high-speed Internet subscribers, as well as to the effects of increases in average monthly revenue per subscriber as a result of rate increases.

     The decrease in phone revenue for the three-month interim period from 2002 to 2003 is primarily due to our reduced marketing efforts during 2003. The slight increase in phone revenue for the nine-month interim period from 2002 to 2003 is primarily due to an increase in the number of phone subscribers during 2002 offset, to some extent, by the effects of our reduced marketing efforts during 2003. During the three months ended September 30, 2003, our phone subscribers decreased by approximately 55,000 subscribers primarily as a result of our reduced marketing efforts. We anticipate that our phone subscribers may decrease by up to a total of 175,000 subscribers for all of 2003.

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

     The decreases in operating, selling, general and administrative expense for the interim periods from 2002 to 2003 are primarily due to the effects of approximately $107 million and $295 million of acquisition and employee termination related costs recorded by Broadband during the three and nine months ended September 30, 2002, respectively. These decreases were offset by the effects of increases in the costs related to high-speed Internet subscriber growth, increases in labor costs and other volume related expenses, and the costs of cable programming occurring in 2003.

     Our cost of programming increases as a result of changes in rates, subscriber growth, additional channel offerings and our acquisitions. We anticipate the cost of cable programming will increase in the future as cable programming rates increase and additional sources of cable programming become available.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


Historical Results

                                                                  Three Months Ended
                                                                     September 30,              Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $3,020      $1,180       $1,840       155.9%
High-speed Internet..........................................          586         156          430       275.6
Phone........................................................          189           6          183          NM
Advertising sales............................................          276          93          183       196.8
Other........................................................          152          64           88       137.5
Franchise fees...............................................          151          49          102       208.2
                                                                 ---------   ---------    ---------    --------
     Revenues................................................        4,374       1,548        2,826       182.6
Operating, selling, general and administrative expenses......        2,754         903        1,851       205.0
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $1,620        $645         $975       151.2%
                                                                 =========   =========    =========   =========


                                                                   Nine Months Ended
                                                                     September 30,              Increase
                                                                   2003        2002           $           %
                                                                 ---------   ---------    ---------    --------
Video........................................................       $9,038      $3,516       $5,522       157.1%
High-speed Internet..........................................        1,626         415        1,211       291.8
Phone........................................................          618          18          600          NM
Advertising sales............................................          797         274          523       190.9
Other........................................................          453         184          269       146.2
Franchise fees...............................................          453         151          302       200.0
                                                                 ---------   ---------    ---------    --------
     Revenues................................................       12,985       4,558        8,427       184.9
Operating, selling, general and administrative expenses......        8,347       2,662        5,685       213.6
                                                                 ---------   ---------    ---------    --------
Operating income before depreciation
     and amortization (a)....................................       $4,638      $1,896       $2,742       144.6%
                                                                 =========   =========    =========   =========
_______________

(a) See footnote (a) on page 39.

     Of the $1.840 billion and $5.522 billion increases in video revenues for the interim periods from 2002 to 2003, $1.771 billion and $5.303 billion, respectively, is attributable to the effects of our acquisition of Broadband and $69 million and $219 million, respectively, relates to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscribers. From September 30, 2002 to September 30, 2003, we added approximately 437,000 digital subscribers in our historical operations, or a 20.7% increase in digital subscribers. During the three and nine months ended September 30, 2003, we added approximately 318,000 and 649,000 digital subscribers, respectively, in our consolidated cable operations.

     The increases in high-speed Internet revenue for the interim periods from 2002 to 2003 are primarily due to the effects of the Broadband acquisition and growth in high-speed Internet subscribers. From September 30, 2002 to September 30, 2003, we added approximately 733,000 high-speed Internet subscribers in our historical operations, or a 54.8% increase in high-speed Internet subscribers. During the three and nine months ended September 30, 2003, we added approximately 473,000 and 1,241,000 high-speed Internet subscribers, respectively, in our consolidated cable operations.

     The increases in phone revenue are attributable to the effects of our acquisition of Broadband.

     The increases in advertising sales revenue for the interim periods from 2002 to 2003 are primarily due to the acquisition of Broadband and growth in regional/national advertising as a result of the continuing success of our regional interconnects, and growth in a soft local advertising market.

     The increases in other revenue for the interim periods from 2002 to 2003 are primarily attributable to the effects of the Broadband acquisition.

     The increases in franchise fees collected from our

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


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

     Investment Loss, Net
     Investment loss, net for the interim periods includes the following (in millions):


                                                                Three Months Ended      Nine Months Ended
                                                                   September 30,          September 30,
                                                                 2003        2002       2003        2002
                                                               ---------   ---------  ---------  ----------
Interest and dividend income..................................       $27          $6       $103         $19
Gains (losses) on sales and exchanges of investments, net.....         4                     26        (101)
Investment impairment losses..................................                    (6)       (70)       (227)
Unrealized (losses) gains on trading securities...............      (110)       (181)       182      (1,621)
Mark to market adjustments on derivatives
     related to trading securities............................       (62)        139       (367)      1,310
Mark to market adjustments on derivatives and
     hedged items.............................................       (41)         (5)      (292)        (82)
                                                               ---------   ---------  ---------  ----------

     Investment loss, net.....................................     ($182)       ($47)     ($418)      ($702)
                                                               =========   =========  =========  ==========

     We have entered into derivative financial instruments which we account for at fair value and which limit our exposure to and benefits from price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment loss, net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities, with the exception of the Liberty Series A common shares, was substantially offset by the changes in the fair values of the related derivatives. The Liberty Series A common shares we received in the sale of QVC have been classified as trading securities; however, currently there is no corresponding derivative to hedge this market exposure. As such, the decline in value in these shares during the quarter is included in investment loss, net. Investment loss, net for the 2003 interim periods also includes the fair value adjustments for the derivative component of the Comcast Exchangeable Notes. There is no corresponding offset to these adjustments in our statement of operations since the underlying Comcast common stock held in treasury will continue to be carried at our historical cost and not adjusted for changes in the fair value. Accordingly, our future results of operations may be affected by fluctuations in the fair value of both the Liberty Series A common stock and the derivative component of the Comcast Exchangeable Notes in future periods.

     Equity in Net Losses of Affiliates

     The increase in equity in net losses of affiliates for the three month interim period from 2002 to 2003 is primarily attributable to losses of investees acquired in connection with the Broadband acquisition. The decrease in equity in net losses of affiliates for the nine month interim period from 2002 to 2003 is primarily attributable to decreases in the net losses of certain of our

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


international equity method investees.

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

     Minority Interest

     The changes in minority interest for the interim periods from 2002 to 2003 are attributable to the effects of changes in the net income or loss of our less than wholly owned consolidated subsidiaries, as well as to the minority interests in certain subsidiaries acquired in connection with the Broadband acquisition.

     Discontinued operations

     The decrease in income from discontinued operations for the three month interim period from 2002 to 2003 is primarily attributable to the 2003 period including results through August 31, while the 2002 period includes results for the full three month interim period. The increase in income from discontinued operations for the nine month interim period from 2002 to 2003 is primarily attributable to a decrease in investment loss, net, offset in part by the 2003 period including results through August 31, while the 2002 period includes results for the full nine month interim period. As a result of the sale, we recognized a $3.290 billion gain, net of approximately $2.865 billion of related income taxes.

     We believe that our operations are not materially affected by inflation.

ITEM 4.  DISCLOSURE CONTROLS AND PROCEDURES

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

PART II. OTHER INFORMATION
-------- -----------------

ITEM 1.  LEGAL PROCEEDINGS

     Refer to Note 10 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits required to be filed by Item 601 of Regulation S-K:

         10.1 Amended and Restated Stock Purchase Agreement dated as of June 30, 2003 among Comcast QVC, Inc., Comcast Corporation, Liberty Media Corporation, and QVC, Inc. (incorporated by reference to
                Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2003).

         31 Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

         32 Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     (b) Reports on Form 8-K:

         (i) We filed a Current Report on Form 8-K under Items 5 and 7(c) on July 3, 2003 announcing that we had agreed to sell our ownership interest in QVC, Inc., formerly a consolidated subsidiary, to Liberty Media Corporation.

         (ii) We filed a Current Report on Form 8-K under Items 5 and 7 (c) on September 17, 2003 announcing the disposition of our indirect ownership interest in QVC, Inc.

                      COMCAST CORPORATION AND SUBSIDIARIES
                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 2003


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


Date: October 31, 2003