Form 10-K
period 2003-12-31
COMCAST CORP
filed 2004-03-12
CIK 1166691

FORM 10-K
______________________________

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

        (Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED

DECEMBER 31, 2003

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ___________ TO ____________

Commission file number 000-50093

COMCAST CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	27-0000798 (I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, PA (Address of principal executive offices)	19102-2148 (Zip Code)

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

__________________________

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.        [ X ]

__________________________

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes X	No

As of June 30, 2003, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $40.933 billion and $25.497 billion, respectively.

__________________________

As of December 31, 2003, there were 1,357,520,557 shares of Class A Common Stock, 884,443,033 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

__________________________

DOCUMENTS INCORPORATED BY REFERENCE

Part III — The Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in May 2004.

        This Annual Report on Form 10-K is for the year ended December 31, 2003. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Throughout this Annual Report, we refer to Comcast Corporation (formerly AT&T Comcast Corporation) as “Comcast”; Comcast and its consolidated subsidiaries as “we”, “us” and “our”; and Comcast Holdings Corporation (formerly Comcast Corporation and our predecessor) as “Comcast Holdings.”

        You should carefully review the information contained in this Annual Report, and should particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

        Our businesses may be affected by, among other things:

•	changes in laws and regulations,
•	changes in the competitive environment,
•	changes in technology,
•	industry consolidation and mergers,
•	franchise related matters,
•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
•	demand for the programming content we distribute or the willingness of other video program distributors to carry our content, and
•	general economic conditions.

PART I

ITEM 1	BUSINESS

        We are a Pennsylvania corporation and were incorporated in December 2001. We have been involved, through our predecessors, in the development, management and operation of broadband cable networks since 1963.

        We are involved in:

•	Cable-through the development, management and operation of broadband communications networks, including video, high-speed Internet and phone service, and
•	Content-through our consolidated programming investments, including our national cable television networks E! Entertainment Television, Style Network, The Golf Channel, Outdoor Life Network and G4, and our regional programming-related enterprises Comcast Spectacor, Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8, as well as other programming investments.

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

GENERAL DEVELOPMENTS OF OUR BUSINESS

Broadband Acquisition and Integration

        On November 18, 2002, we acquired AT&T Corp.‘s broadband business, which we refer to as “Broadband.” The Broadband cable systems included 12.8 million subscribers and other cable-related investments.

        During 2003, we continued integrating Broadband’s operations into ours. The key integration priorities achieved include improved operating results, accelerated system rebuilds, and the reversal of Broadband’s basic subscriber losses.

TWE Restructuring

        On March 31, 2003, we announced the successful completion of the restructuring of Time Warner Entertainment Company L.P., which we acquired as part of the Broadband acquisition. As a result of the restructuring, we received common-equivalent preferred stock of Time Warner Inc. and a 21% economic stake in the business of Time Warner Cable Inc., a Time Warner subsidiary that now holds all of its cable interests. In addition, we received $2.1 billion in cash. The trust that holds the shares has exercised a right to have Time Warner Cable register the sale of up to 17.9% of Time Warner Cable, although we cannot predict when the trustee will be able to sell the shares. Refer to Note 5 to our consolidated financial statements included in Item 8 for more information about the Time Warner Entertainment restructuring and the trust.

Sale of QVC

        On September 17, 2003, we completed the sale to Liberty Media Corporation of our approximate 57% interest in QVC, Inc. for an aggregate value of approximately $7.7 billion. QVC markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Financial information related to QVC is presented as discontinued operations in our financial statements. Refer to Note 5 to our consolidated financial statements included in Item 8 for more information about the sale of QVC.

Debt Reduction

        During 2003, we reduced our total debt outstanding by approximately $7.9 billion primarily with proceeds received from the sale of QVC and related Liberty Notes, the TWE restructuring and other transactions.

Proposed Merger with The Walt Disney Company

        On February 11, 2004, we announced that we had made a proposal to The Walt Disney Company to merge the two companies in a tax-free transaction. The terms of the proposal include our issuing 0.78 shares of our Class A common stock for each Disney share, which represented, based upon the closing price of our Class A common stock on February 10, 2004, an aggregate equity value of approximately $54 billion, and our assumption of

$11.9 billion of Disney net debt, for a total transaction value of approximately $66 billion. On February 16, 2004, the Disney Board of Directors rejected this proposal, although the proposal remains outstanding.

DESCRIPTION OF OUR BUSINESSES

Cable

        We currently are the largest cable operator in the United States. As of December 31, 2003, our consolidated cable operations served 21.5 million subscribers in 35 states, passed 39.8 million homes, and provided digital cable to 7.7 million subscribers, high-speed Internet to 5.3 million subscribers and phone to 1.3 million subscribers.

        The table below summarizes certain information for our cable systems as of December 31 (homes and subscribers in millions):

		2002 (1)

	2003	Total	Broadband Systems	Historical Systems	2001(2)	2000(2)	1999(2)
Cable
Homes Passed (3)	39.8	39.2	25.0	14.2	13.9	12.7	9.5
Subscribers (4)	21.5	21.3	12.8	8.5	8.5	7.6	5.7
Penetration	53.9%	54.4%	51.1%	60.2%	60.8%	60.0%	60.1%
Digital Cable
"Digital Ready" Subscribers (5)	21.5	21.3	12.8	8.5	8.4	7.3	4.6
Subscribers (6)	7.7	6.6	4.4	2.2	1.7	1.2	0.5
Penetration	35.7%	31.1%	34.3%	26.3%	20.8%	16.6%	9.8%
High-Speed Internet
"Available" Homes (7)	34.7	30.1	17.5	12.6	10.4	6.4	3.3
Subscribers	5.3	3.6	2.1	1.5	0.9	0.4	0.1
Penetration	15.2%	12.0%	12.0%	12.1%	9.1%	6.3%	4.4%
Phone (8)
"Available" Homes (7)	9.4	8.7	8.4	0.3
Subscribers	1.3	1.4	1.4
Penetration	13.5%	16.5%	16.6%

(1)	On November 18, 2002, we consummated the Broadband acquisition. The Broadband acquisition substantially increased the size of our cable operations and direct comparisons of our cable information for periods prior to November 18, 2002 to subsequent periods are not meaningful. The information as of December 31, 2002 excludes the operating statistics for Broadband cable systems held for sale.
(2)	In April 1999, we acquired a controlling interest in Jones Intercable, Inc. In January 2000, we acquired Lenfest Communications, Inc. and began consolidating the results of Comcast Cablevision of Garden State, L.P. In August 2000, we acquired Prime Communications LLC. On December 31, 2000 and January 1, 2001, we completed our cable systems exchanges with AT&T and Adelphia Communications, respectively. In April and June 2001, we acquired cable systems serving an aggregate of approximately 697,000 subscribers from AT&T. The subscriber information as of December 31, 2000 excludes the effects of our exchange with AT&T.
(3)	A home is "passed" if we can connect it to our distribution system without further extending the transmission lines. As described in Note 4 below, in the case of certain multiple dwelling units, or MDUs, homes "passed" are counted on an adjusted basis. "Homes passed" is an estimate based on the best available information.
(4)	Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one cable subscriber. In the case of certain MDUs, we count cable subscribers on an FCC equivalent basis.
(5)	A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.
(6)	A dwelling with one or more digital converter boxes counts as one digital cable subscriber. On average, as of December 31, 2003, each digital cable subscriber had 1.5 digital set-top boxes.
(7)	A home passed is "available" if we can connect it to our distribution system without further upgrading the transmission lines and if we offer the service in that area.
(8)	Prior to the Broadband acquisition, the number of phone "available" homes and subscribers was not material.

        Cable Services

        We offer a variety of services over our cable networks, including video, high-speed Internet and phone. The greater the bandwidth, the greater the information-carrying capacity of the system. Over the past several years, we have deployed fiber optic cable and digital compression technology, and upgraded the technical quality of our cable networks. As a result, we have increased the reliability and capacity of our systems, enabling us to deliver additional services, such as digital cable, high-speed Internet and phone. As of December 31, 2003, approximately 95% of our cable systems are capable of handling two-way communications. We expect to continue to make substantial capital expenditures during 2004 to complete the upgrade of the cable systems acquired in the Broadband acquisition.

        Video Services

        We receive the majority of our revenues from subscription services. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment subscribers use.

        We offer a full range of video services. We tailor both our basic channel line-up and our additional channel offerings to each system according to demographics, programming preferences and local regulation. Our video service offerings include the following:

        Basic programming. Our basic cable service typically consists of between 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally-originated programming, including governmental and public access, and limited satellite-delivered programming.

        Expanded basic programming. Our expanded basic cable service includes a group of satellite-delivered or non-broadcast channels in addition to the basic channel line-up.

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

        Digital cable. Subscribers to our digital cable service receive one or more of the following:

•	an interactive program guide,
•	multiple channels of digital programming and music,
•	"multiplexes" of premium channels that are varied as to time of broadcast or programming content theme,
•	additional pay-per-view programming, such as more pay-per-view options and/or frequent showings of the most popular films,
•	video-on-demand service, commonly known as VOD,
•	high-definition television, and
•	digital video recorders.

        High-Speed Internet Services

        Residential subscribers can connect their personal computers via cable modems to access online information, including the Internet, at faster speeds than that of conventional modems. Prior to March 2002, in areas our cable systems served, we marketed high-speed Internet services operated by a third-party Internet service provider. By March 2002, we had moved all of our high-speed Internet subscribers to our own service. In addition to offering our own high-speed Internet service, we have agreements with a number of third-party Internet service providers, or ISPs, under which we make access to our facilities available and the ISP markets a high-speed Internet service that is provided over our cable systems.

        Phone Services

        In certain areas, we provide to our subscribers traditional circuit-switched local telephone services, a full array of associated features and third-party long distance services, all under the brand “Comcast Digital Phone.” We are also beginning to launch Voice over Internet Protocol (“VoIP”), a phone service delivered over our cable infrastructure involving voice transmissions using Internet protocol, on a limited commercial basis.

        Advertising Sales

        We generate revenues from the sale of advertising time to local, regional and national advertisers on non-broadcast networks we carry over our cable systems. As part of our programming carriage agreements with these networks, we receive an allocation of scheduled advertising time into which we insert commercials. In any particular cable system market area, we generally insert commercials into an average of 32 networks.

        We also coordinate the advertising sales efforts of other cable operators in certain markets. Utilizing these arrangements, we have formed and operate advertising interconnects, which establish a physical, direct link between multiple unaffiliated cable systems and provide for the insertion primarily of regional and national advertising across larger geographic areas.

        Other Revenue Sources

        We also generate revenues from installation services, commissions from third-party electronic retailing and from other services, such as providing businesses with Internet connectivity and networked business applications.

        Sales and Marketing

        Our sales efforts are primarily directed toward generating incremental revenues in our franchise areas and increasing the number of subscribers we serve. We sell our products and services through:

•	telemarketing,
•	direct mail advertising,
•	door-to-door selling,
•	cable television advertising,
•	local media advertising, and
•	retail outlets.

        Programming

        We generally acquire a license for the programming we sell to our subscribers by paying a monthly fee to the licensor on a per subscriber, per channel basis. Our programming costs are increased by:

•	growth in the number of subscribers,
•	expansion of the number of channels provided to subscribers, and
•	increases in contract rates from programming suppliers.

        We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, the cable and satellite video industries have experienced a substantial increase in the cost of programming, particularly sports programming. We anticipate our programming costs will increase in the future primarily as a result of increased cost to produce and purchase programming and additional programming channels provided to our subscribers. These increases are mitigated, to some extent, by additional volume discounts associated with our increased size and future growth in subscribers receiving such programming channels. The inability to pass these programming cost increases on to our subscribers would have a material adverse impact on our operating results.

        We also expect to be subject to increasing demands by broadcasters to obtain the required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these negotiations or the effect on our subscribers should we be required to stop offering this programming.

        Customer and Technical Service

        We service our customers through local, regional and national call and technical centers. Generally, our call centers provide 24-hour per day, 7-day per week call answering capability, telemarketing and other services. Our technical services function performs various tasks, including cable installations, transmission and distribution plant maintenance, plant upgrades and other customer service related activities. In 2003, we opened new call centers and expanded certain of our existing call centers to provide customer service and support to the cable systems acquired in the Broadband acquisition.

        Competition

        Video Services

        Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

•	program distributors that use direct broadcast satellite, or DBS, systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,
•	local television broadcast stations that provide off-air programming which can be received using an antenna and a television set, as well as broadcast digital subscription services that can be received by a special set-top box,
•	satellite master antenna television systems, commonly known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments,
•	other operators who build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operations or under an alternative regulatory scheme known as Open Video Systems, or OVS,
•	interactive online computer services, including Internet distribution of movies,
•	newspapers, magazines and book stores,
•	movie theaters,
•	live concerts and sporting events, and
•	video stores and home video products.

        In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC has recently created a new wireless service, known as Multichannel Video Distribution and Data Service, or MVDDS, that we also expect to compete with our cable systems. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance and customer service, and a greater variety of video programming.

        DBS Systems. According to recent government and industry reports, conventional, medium and high-power satellites currently provide video programming to over 20 million customers in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

        DBS service can be received throughout the continental United States through a small roof top or side-mounted outside antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and the digital quality of signals delivered to subscribers by DBS systems.

        Federal legislation establishes, among other things, a permanent compulsory copyright license that permits DBS systems to retransmit local broadcast television signals to subscribers who reside in the local television station’s market. These companies are currently transmitting local broadcast signals in most markets that we currently serve. Additionally, federal law generally provides DBS systems with access to all cable-affiliated video programming services delivered by satellite. As a result, satellite carriers are competitive to cable system operators like us because they offer programming that closely resembles what we offer. These satellite carriers are attempting to expand their service offerings to include, among other things, high-speed Internet service, and are entering marketing arrangements in which their service is promoted and sold by local exchange carriers.

        SMATV. Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by franchised cable systems. In addition, some SMATV operators are offering packages of telephony, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners’ associations, although some states have enacted laws to provide cable systems access to these complexes.

        Overbuilds. We operate our cable systems pursuant to a non-exclusive franchise that is issued by the community’s governing body such as a city council, a county board of supervisors or, in some cases, by a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own certain of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services. These and other wireline communications systems offer cable and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will develop in other franchise areas that we serve.

        High-Speed Internet Services

        Most of our cable systems offer high-speed Internet services within their service areas. These systems compete with a number of other companies, many of whom have substantial resources, including:

•	local telephone companies, such as Verizon Communications, Inc., SBC Communications, Inc., BellSouth Corporation and Qwest Communications International, Inc.,
•	existing ISPs, such as America Online, Earthlink, Inc. and Microsoft Corporation, and
•	long distance telephone companies, such as AT&T Corp. and Sprint Corporation.

        The deployment of digital subscriber line, or DSL, technology allows Internet access to be provided to subscribers over telephone lines at data transmission speeds substantially greater than that of conventional telephone modems. Numerous companies, including telephone companies, have introduced DSL service, and certain telephone companies are seeking to provide high-speed Internet services without regard to present service boundaries and other regulatory restrictions. The FCC recently adopted an order that will reduce the obligations of local telephone companies to offer their broadband facilities on a wholesale basis to competitors, and the FCC is considering further measures to deregulate the retail broadband offerings of local telephone companies as well. Congress may also consider measures to deregulate such broadband offerings.

        A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached “access” agreements with several national and regional third-party ISPs. Additionally, in connection with the restructuring of Time Warner Entertainment, we entered into a three-year non-exclusive access agreement with Time Warner. Under an agreement entered into in connection with the Broadband acquisition, we also agreed to offer to Microsoft an access agreement on terms no less favorable than those provided to these and other ISPs with respect to specified cable systems. We cannot provide any assurance, however, that regulatory authorities will not impose “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

        During 2003, a number of competitors offered substantial price discounts to subscribers willing to sign annual contracts or purchase additional bundled services. We expect competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, transmission speed and bundled services.

        Phone Services

        Our traditional circuit-switched local service competes against incumbent local exchange carriers, cellular telephone service providers, competitive local exchange carriers (including established long distance companies) and VoIP service providers. Many telecommunications carriers are expanding their offerings to include high-speed Internet service, such as DSL. The incumbent local exchange carriers have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. A few competitive local exchange carriers also have existing local networks and significant financial resources.

        We expect advances in communications technology, as well as changes in the marketplace and the regulatory and legislative environments, to occur in the future. We refer you to page 7 for a detailed discussion of legislative and regulatory factors that may affect the telecommunications market. Other new technologies and services may develop and may compete with services that our cable systems offer. Consequently, we are unable to predict the effect that ongoing or future developments might have on our business and operations.

Content

        We have made investments in national cable television networks and other regional programming-related enterprises as a means of generating additional revenues and subscriber interest. Our consolidated programming investments as of December 31, 2003 include (approximate subscribers in millions):

Investment	Economic Ownership Percentage	Approximate Subscribers	Description

E! Entertainment Television	50.1%	74.2	Entertainment-related news and original programming
Style Network	50.1	29.6	Lifestyle-related programming
The Golf Channel	99.9	50.1	Golf-related programming
Outdoor Life Network	100.0	50.6	Outdoor sports and leisure programming
G4	93.6	11.7	Programming focused on video and computer games
Comcast Spectacor	66.3	N/A	Live sporting events, concerts and other events
Comcast SportsNet	78.3	2.9	Regional sports programming and events
Comcast SportsNet Mid-Atlantic	100.0	4.5	Regional sports programming and events
Comcast SportsNet Chicago	30.0	(a)	Regional sports programming and events
Cable Sports Southeast	62.2	3.9	Regional sports programming and events
CN8-The Comcast Network	100.0	6.2	Regional and local programming

(a)	Comcast SportsNet Chicago is scheduled to launch in October 2004.

        Consolidated Programming Investments

        Our programming investments are comprised of the following:

•	E! Entertainment Television, Style Network, The Golf Channel, Outdoor Life Network and G4 are our 24-hour national cable television networks. These networks provide programming dedicated to a variety of special interests.
•	Comcast Spectacor is our group of businesses that perform live sporting events and that own or manage facilities and venues for sports activities, sports events, concerts and other special events. It consists principally of the Philadelphia Flyers NHL hockey team, the Philadelphia 76ers NBA basketball team and two large multi-purpose arenas in Philadelphia.
•	Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are our 24-hour, regional programming-related enterprises that provide programming principally to support our cable networks.

        Our shareholder agreements with Comcast Spectacor and E! Entertainment contain certain exit rights processes with the minority shareholders. Refer to Note 13 to our financial statements included in Item 8 for a discussion of these exit rights processes.

        Other Programming Interests. We also own other non-controlling interests in programming investments including iN DEMAND, a pay-per-view and video-on-demand service, TV One, the Discovery Health Channel, Fox Sports New England, New England Cable News and Pittsburgh Cable News Channel.

LEGISLATION AND REGULATION

        Our cable and phone businesses are subject to numerous regulatory requirements, prohibitions and limitations imposed by various federal and state laws, local ordinances and our franchise agreements. Our content businesses are generally not subject to direct governmental regulation. Our high-speed Internet business, while not currently regulated, may be subject to regulation in the future. Laws and regulations affect the prices we can charge for some services, such as basic cable service and associated customer-premises equipment, the costs we incur (for example, for attaching our wires to poles owned by utility companies), the relationships we establish with our suppliers, subscribers and competitors, and many other aspects of our business.

        The most significant federal law affecting our cable business is the Communications Act of 1934, as amended. The provisions of the Communications Act and the manner in which the FCC, state and local authorities, and the courts implement and interpret those provisions affect our ability to develop and execute business plans, our ability to raise capital and the competitive dynamics between and among different sectors of the communications and entertainment industries in which we operate. The FCC also has the authority to enforce its regulations through the imposition of substantial fines, the issuance of cease-and-desist orders and the imposition of other administrative sanctions, such as the revocation of FCC licenses needed to operate some of the transmission facilities we use in connection with our cable business.

        We believe we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act, but caution that the precise requirements of the law are not always clear. Moreover, many laws and regulations can be interpreted in after-the-fact enforcement proceedings or private party litigation in a manner that is inconsistent with the judgments we have made. We also note that regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. Judicial decisions often alter the regulatory framework in ways that are inconsistent with regulator, business and investor expectations. In addition, our cable business can be significantly affected by the enactment of new legislation. Congress seriously considers the enactment of new legislative requirements potentially affecting our businesses virtually every year. Even though new laws infrequently result, we always face the risk that Congress will approve legislation significantly affecting the cable industry. In particular, we could be materially disadvantaged if we are subject to new laws or regulations that do not equally affect our satellite, wireline and wireless competitors.

        A major objective of Congress and the FCC is to increase competition in all communications services, including those central to our business. For example, over the last ten years, Congress removed barriers to local telephone companies offering video services in their local service areas, and the FCC has assigned spectrum licenses for MVDDS, a new wireless service for providing multichannel video programming. The FCC has also paved the way for additional satellite competition and is currently pursuing efforts intended to enable utility power lines to be used to provide video and high-speed Internet services. Our cable business could be affected by any new competitors that enter the video or high-speed Internet businesses as a result of these and similar efforts by Congress or the FCC. In particular, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to these new competitors.

        There are potential risks associated with various proceedings that are currently pending at the FCC, in the courts, and before federal and state legislatures and local franchise authorities. We believe few of these proceedings hold the potential to materially affect our ability to conduct our cable business. Among the more substantial areas of exposure are the following:

        Broadband Acquisition. The FCC approved the Broadband acquisition in November 2002, subject to various conditions. The most significant were a requirement for the divestiture of our interest in Time Warner Cable, a requirement that the Time Warner Cable interest be placed in trust pending divesture, and safeguards that limit our involvement in Time Warner Cable and the programming-related activities of the two partnerships held jointly by us and Time Warner Cable. Complying with these conditions has limited and will continue to limit our flexibility as to the timing and nature of a sale of the Time Warner Cable interest and, in the interim, will constrain our business dealings with Time Warner Cable and Time Warner. We have fully complied with these conditions, and are committed to meeting our obligations under the FCC’s merger order going-forward.

        Ownership Limits. The FCC is considering imposing “horizontal ownership limits” that would limit the percentage of multichannel video subscribers – those that subscribe to cable, DBS, MMDS and other multichannel distributors – that any single provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. As we already serve nearly 29% of multichannel video subscribers, limits similar to those previously imposed would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate “vertical ownership limits” on the number of affiliated programming services a cable operator may carry on its cable systems (the previous limit of 40% of the first 75 channels had also been invalidated by the federal appellate court). While our video programming interests are modest, new vertical limits could affect our content-related business plans. Finally, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted for purposes of any vertical ownership limit.

        Pricing. The Communications Act and the FCC’s regulations and policies limit the prices that cable systems may charge for basic services and equipment in communities that are not subject to effective competition, as defined by federal law. Failure to comply with these rate rules could result in rate reductions and refunds for subscribers. From time to time, Congress considers imposing new pricing or packaging regulations on the cable industry. Also, the General Accounting Office occasionally issues reports regarding cable pricing or packaging issues. We cannot now predict whether or when Congress or any regulatory agency may adopt any new constraints on the pricing or packaging of cable services. Also, various competitors are trying to persuade the FCC and the Justice Department to limit our ability to respond to increased competition by offering promotions or other discounts in an effort to retain existing subscribers or regain those we have lost. We believe our competitive pricing practices are lawful and pro-competitive. If we cannot make individualized offers to subscribers who would otherwise choose a different provider, our subscriber attrition may increase, or our overall prices may need to be reduced, or both.

        High-Speed Internet Service. Ever since high-speed Internet service was introduced, some local governments and various competitors have sought to impose regulatory requirements on how we deal with third-party ISPs. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. Likewise, the FCC has refused to treat our service as a common carrier “telecommunications service,” but has instead classified it as an “interstate information service,” which has historically meant that no regulations apply. However, the FCC’s decision recently was vacated by a panel of a federal appellate court. The FCC has asked for a rehearing of the case by a larger panel of the appellate court, but there is likely to be continuing uncertainty about how our high-speed Internet service will ultimately be classified for regulatory purposes. In addition, even if the FCC’s decision is upheld, the FCC will then renew its assessment of whether to impose any regulatory requirements on high-speed Internet service and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards. A few franchising authorities have sued us seeking payment of franchise fees on high-speed Internet service revenues. Further, a number of software and content providers and electronic retailers are now urging the FCC to adopt certain “nondiscrimination principles” that purport to be intended to allow Internet customers access to the Internet content of their choosing (something we already provide). We cannot now predict whether these or similar regulations will be adopted and, if so, what effects, if any, they would have on our business.

        Internet Regulation. Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation and obscenity, and state and local governmental organizations have adopted Internet-related regulations, as well. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the adaptation of existing laws to the Internet could have a material adverse effect on our high-speed Internet business. Recently, Congress enacted anti-SPAM legislation creating certain rights and obligations applicable to us as an ISP, and also imposing limitations on our ability to use electronic mail for the purpose of sending commercial messages to existing and potential customers. The exact parameters of the law remain to be developed by regulations that are to be promulgated by the Federal Trade Commission, or FTC, and the FCC. In addition, Congress has not extended the moratorium on state and local taxation of Internet access (including access via high-speed Internet service). The five-year moratorium expired on November 1, 2003. Congress is still considering bills that would extend the moratorium, but it is uncertain if and when such an extension might be adopted. In the absence of the moratorium, state and local governments might seek to impose new taxes on Internet access, which could adversely affect the operating results of our high-speed Internet service.

        Must-Carry/Retransmission Consent. Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations (“must-carry”). Alternatively, local television stations may insist that a cable operator negotiate for “retransmission consent,” which may enable popular stations to demand significant concessions (such as the carriage of and payment for other programming networks) as a condition of our ability to transmit the TV broadcast signals that cable subscribers expect to receive. As broadcasters transition from analog to digital transmission technologies, the FCC is considering whether to require cable companies to simultaneously carry both analog and digital signals of a single broadcaster. It is also considering whether to allow broadcasters to choose must-carry for either their analog or digital signals during this transition period. Additionally, it is considering whether, following the digital transition and the return of broadcaster analog spectrum to the government, a cable company may be required to carry multiple digital programming streams that each broadcaster may include within its digital transmission. If the FCC should adopt such must-carry requirements, we would have less freedom to allocate the usable spectrum of our cable plant to provide the services that we believe will be of greatest interest to our subscribers. This could diminish our ability to attract and retain subscribers. In addition, must-carry requirements may similarly reduce the freedom of other cable operators to allocate use of their cable plant. This could adversely impact the ability of our cable networks to maintain or increase their carriage. We cannot now predict whether the FCC will impose these or similar carriage obligations on us.

        Program Access. The Communications Act and the FCC’s “program access” rules prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. The FCC has concluded that the program access rules do not apply to programming services, such as Comcast SportsNet, that are delivered terrestrially. However, the FCC has indicated that it may reconsider how it regulates cable operators with regional sports programming interests in its cable ownership rulemaking. Any decision by the FCC or Congress to single out for new regulation cable operators like us who have regional sports programming interests could have an adverse impact on our cable and programming businesses. Some initiatives are underway to enact program access-type regulations at the state or local level. We believe any such regulations would be preempted by federal law or otherwise be unlawful, but we cannot predict at this time whether such regulations will be enacted or found to be enforceable.

        Consumer Electronics Equipment Compatibility. The FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of “plug-and-play” TV sets that can connect directly to the cable network and receive one-way, analog and digital cable services without the need for a set-top box. Among other things, the rules: direct cable operators to implement technical standards in their networks to support these digital television sets; require operators to provide a sufficient supply of conditional access devices to subscribers who want to receive scrambled programming services on their digital television sets; and require operators to support basic home recording rights and copy protection rules for digital programming content. These rules are being challenged at the FCC and in the courts, and we cannot at this time predict the outcome of these challenges. In addition, the FCC has initiated rulemaking that will consider additional plug-and-play regulations, including standards for approving new digital connectors and copy protection technologies that cable operators would have to support. It is uncertain when the FCC will complete this rulemaking and how it might affect cable operators. Also, the cable and consumer electronics industries are currently negotiating an agreement that would allow for the manufacture of two-way, interactive plug-and-play television sets. Once this agreement is finalized, it will likely be subject to a separate FCC rulemaking. It is unclear how this process will unfold and how it will ultimately affect our cable business and our efforts to sell cable services at retail outlets.

        Phone Service. Our traditional circuit-switched phone business is subject to federal, state and local regulation. In general, the Communications Act imposes interconnection requirements and universal service obligations on all telecommunications service providers, including those that provide traditional circuit-switched phone service over cable facilities, and more significant regulations on incumbent local exchange carriers, such as Verizon and SBC. These traditional common carrier rules, however, are being re-evaluated at the FCC and in Congress. For example, the FCC has initiated several rulemakings that, in the aggregate, could significantly change the rules that apply to telephone competition, including the relationship between wireless and wireline providers, long distance and local providers, and incumbents and new entrants, and it is unclear how those proceedings (and the litigation and implementation proceedings that are already underway as a product of one such rulemaking) will affect our phone business. We are beginning to launch VoIP on a limited commercial basis. The FCC has initiated rulemaking to consider whether and how to regulate VoIP services. VoIP services may also be subject to potential regulation at the state level, and several states have attempted to impose traditional common-carrier regulation on such services. It is unclear how these VoIP-related proceedings at the federal and state levels, and the related judicial proceedings that will ensue, might affect our planned VoIP service.

        Franchise Matters. Cable operators generally operate their cable systems pursuant to non-exclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, these franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act includes provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We anticipate that our future franchise renewal prospects generally will be favorable.

        Leased Access/PEG. The Communications Act permits franchising authorities to require cable operators to set aside channels for public, educational and governmental access programming. The Communications Act also requires a cable system with 36 or more activated channels to designate a significant portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator.

        State and Local Taxes. Some states and their subdivisions are considering imposing new taxes, including sales taxes, on the services we offer. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

        Other Regulatory Issues. There are a number of other regulatory matters under review by Congress, the FCC, and other federal agencies that could affect our cable business. We briefly highlight these issues below:

•	Cable/Broadcast Cross-Ownership: In 1996, the FCC eliminated regulations precluding the cross-ownership of a national broadcasting network and a cable system and in 2003 it repealed its regulations prohibiting the common ownership of other broadcasting interests and cable systems in the same geographical areas.

•	Tier Buy Through: The Communications Act requires cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC on this issue could affect our pricing and packaging of such services.

•	Content Regulation: The Communications Act prohibits the transmission of obscene programming over cable systems. Members of Congress, the FCC and some consumers from time to time express concerns about the distribution of certain other programming over cable systems that could lead to efforts to regulate the content of the programming we carry.

•	Set-Top Box Regulation: Current FCC rules bar cable operators from leasing subscribers digital set-top boxes that integrate security and other operating functions, effective July 1, 2006. The FCC is conducting a rulemaking on the ban, and we have urged elimination of the ban on the grounds that it will limit consumer choice, increase the cost of set-top box equipment, and slow the deployment of digital cable services, but there is no assurance that the FCC will accept our position.

•	Broadcast Flag: The FCC has adopted rules that require cable operators to implement the "broadcast flag," a code that may be embedded in digital broadcast programming that directs digital TVs and certain other consumer electronics equipment to block the redistribution of such content over the Internet. It is unclear how these rules might affect the future design of cable-related equipment and home-networking technologies. Several petitions have been filed at the FCC requesting revisions to the broadcast flag rules. We cannot now predict how or when the FCC will rule on these petitions. The FCC has also initiated rulemaking to consider, among other things, whether cable operators should be permitted to encrypt digital basic services. It is uncertain when this rulemaking will be completed and how it will affect cable operators.

•	MDU Access: The FCC has adopted rules to promote competitive entry into the MDU market. These rules are intended to make it easier for new multichannel video service providers to compete with established cable operators.

•	Pole Attachments: The Communications Act requires that utilities provide cable systems with nondiscriminatory access to any pole, or right-of-way controlled by the utility, and the FCC has adopted rules, upheld by the courts, that regulate the rates utilities may charge for such access. There is always the possibility that the FCC could alter the pole attachment rate paid by cable operators, and such adverse decisions could potentially increase our pole attachment costs. Additionally, significantly increased pole attachment rates apply to those pole attachments that are subject to the FCC's telecommunications services pole rates.

•	Privacy Regulation: The Communications Act generally restricts the nonconsensual collection and disclosure of subscribers' personal information by cable operators. There are possible interpretations of the Communications Act that could severely limit the ability of service providers to collect and use personal information for commercial purposes. Further constraints could be imposed if and to the extent that state or local authorities establish their own privacy standards. In addition, the FCC and the FTC have adopted rules that limit the telemarketing practices of cable operators and other commercial entities.

•	Copyright Regulation: In exchange for filing certain reports and contributing a percentage of their revenue to a U.S. federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material on broadcast signals. The U.S. Copyright Office has recommended that Congress revise this compulsory licensing scheme, although Congress has thus far declined to do so. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. Further, the Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services. In addition, we pay standard industry licensing fees to use music in the programs we provide to subscribers, including local advertising, local origination programming and pay-per-view events. These licensing fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

•	Other Areas: The FCC actively regulates other aspects of our cable business, including, among other things: (1) the mandatory blackout of syndicated, network, and sports programming; (2) customer service standards; (3) advertising in children's programming; (4) political advertising; (5) origination cablecasting; (6) sponsorship identification; (7) closed captioning of video programming; (8) equal employment opportunity; (9) lottery programming; (10) emergency alert systems; and (11) technical standards relating to operation of the cable network. The FCC is not considering any significant revisions to these rules at this time, but we are unable to predict how these regulations might be changed in the future and how any such changes might affect our business.

        In all these areas and a variety of others, we face the potential of increased regulation. Given the intensely competitive nature of every aspect of our business, we believe that increased regulation is not warranted. We can not provide any assurance, however, that regulation of our business will not increase.

EMPLOYEES

        As of December 31, 2003, we had approximately 68,000 employees. Of these employees, approximately 59,000 were associated with cable and approximately 9,000 were associated with our other divisions. Approximately 3,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe that our relationships with our employees are good.

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

        At Home.

        Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; (iii) a lawsuit brought in the United States District Court for the District of Delaware in

the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements; and (iv) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against Comcast Cable Holdings, LLC and Comcast Cable Communications Holdings, Inc., as well as AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged “preference” payments in excess of $89 million allegedly made to the defendants prior to the At Home bankruptcy filing. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim against them for “control person” liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims.

        Under the terms of the Broadband acquisition, we are generally contractually liable for 50% of any liabilities of AT&T relating to At Home, including most liabilities resulting from any pending or threatened litigation, with the exception, among other things, of liabilities arising out of contracts between At Home and AT&T (or its affiliates) for the benefit of the businesses retained by AT&T following the divestiture of Broadband. In those situations where we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where we are also a defendant, there are two additional actions brought by At Home’s bondholders’ liquidating trust against AT&T, not naming us: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. Both of these actions are in the discovery stage.

        We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and intend to defend all of these claims vigorously. In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        We are currently waiting to obtain additional information, and, therefore, are unable to determine what impact, if any, the final resolution of our share of these AT&T At Home potential liabilities would have on our consolidated financial position or results of operations. No assurance can be given that any adverse outcome would not be material.

        AT&T.

        We, in connection with our acquisition of Broadband, are potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11, Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The first lawsuit, for which our portion of the exposure is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering. The second lawsuit, for which our portion of the exposure is up to 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock. The complaints seek damages in an unspecified amount, but because the trading activity during the purported class periods was extensive the amounts ultimately demanded may be significant. We and AT&T believe that AT&T has meritorious defenses and these actions are being vigorously defended. The parties are currently engaged in discovery and motions for summary judgment were filed in March 2004.

        On June 24, 1998, the first of a number of purported class action lawsuits was filed by then-shareholders of Tele-Communications, Inc. (“TCI”) Series A TCI Group Common Stock (“Common A”) against AT&T and the directors of TCI relating to the acquisition of TCI by AT&T. A consolidated amended complaint combining the various different actions was filed on February 10, 1999 in the Delaware Court of Chancery. The consolidated amended complaint alleges that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received in connection with the transaction. The complaint further alleges that AT&T aided and abetted the TCI directors’ breach.

        In connection with the TCI acquisition, which was completed in early 1999, AT&T agreed under certain circumstances to indemnify TCI’s former directors for certain losses, expenses, claims or liabilities, potentially including those incurred in connection with this action. In connection with the Broadband acquisition, Broadband agreed to indemnify AT&T for certain losses, expenses, claims or liabilities. Those losses and expenses potentially include those incurred by AT&T in connection with this action, both as a defendant and in connection with any obligation that AT&T may have to indemnify the former TCI directors for liabilities incurred as a result of the claims against them in this action.

        On September 8, 1999, AT&T moved to dismiss the amended complaint for failure to state a cause of action against AT&T. On July 7, 2003, the Delaware Court of Chancery granted AT&T’s motion to dismiss on the ground that the complaint failed to adequately plead AT&T’s “knowing participation,” as required to state a claim for aiding and abetting a breach of fiduciary duty. The other claims made in the complaint remain outstanding. Discovery in this matter is now closed.

        In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Liberty Digital.

        On January 8, 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against us and Comcast Cable Holdings, LLC. The complaint alleges that Comcast Cable Holdings breached a 1997 “contribution agreement” between Liberty Digital and Comcast Cable Holdings and that we tortiously interfered with that agreement. The complaint alleges that this purported agreement obligates Comcast Cable Holdings to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. Liberty Digital seeks, among other things, compensatory damages, specific performance of the purported agreement, a declaration that the agreement is valid and enforceable going forward, and an unspecified amount of exemplary damages from us based on the alleged intentional interference claim. We and Comcast Cable Holdings filed our answer to the complaint on March 5, 2003, in which we denied the essential allegations of the complaint and asserted various affirmative defenses.

        On November 6, 2003, Liberty Digital was granted leave to file an amended complaint that contained one minor revision to the original complaint. On December 16, 2003, we and Comcast Cable Holdings filed our answer to the amended complaint, in which we again denied the essential allegations of the complaint and asserted various affirmative defenses. Discovery in this matter is currently underway and a trial is scheduled to commence on May 31, 2004.

        In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

        Other.

        We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial condition, results of operations or liquidity.

ITEM 4	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

ITEM 4A	EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for our Chairman of the Board and our Chief Executive Officer, as explained in more detail in our proxy statement for our 2004 shareholders’ meeting, the current term of office of each of our officers expires at the first meeting of our Board of Directors following the next Annual Meeting of Shareholders, presently scheduled to be held in May 2004, or as soon thereafter as each of their successors is elected and qualified. The following table sets forth certain information concerning our executive officers, including their ages, positions and tenure as of December 31, 2003:

Name	Age	Officer Since	Position with Comcast

Ralph J. Roberts	83	1969	Chairman of the Executive and Finance Committee of the Board of Directors; Director
C. Michael Armstrong	65	2002	Chairman of the Board of Directors; Director
Brian L. Roberts	44	1986	President and Chief Executive Officer; Director
Julian A. Brodsky	70	1969	Vice Chairman; Director
John R. Alchin	55	1990	Co-Chief Financial Officer; Executive Vice President and Treasurer
Stephen B. Burke	45	1998	Executive Vice President; President, Comcast Cable
David L. Cohen	48	2002	Executive Vice President
Lawrence S. Smith	56	1988	Co-Chief Financial Officer; Executive Vice President
Arthur R. Block	49	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	47	2000	Senior Vice President and Controller

        Ralph J. Roberts has served as a director and as our Chairman of the Executive and Finance Committee of the Board of Directors since November 2002. Prior to November 2002, Mr. Roberts served as a director and Chairman of the Board of Directors of Comcast Holdings for more than five years. He is the father of Mr. Brian L. Roberts.

        C. Michael Armstrong has served as a director and as our Chairman of the Board of Directors since November 2002. On May 7, 2003, Mr. Armstrong became non-executive Chairman of the Board of Directors. Prior to November 2002, Mr. Armstrong served as Chairman and Chief Executive Officer of AT&T since 1997. Mr. Armstrong is also a director of Citigroup Inc. and HCA, Inc.

        Brian L. Roberts has served as a director and as our President and Chief Executive Officer since November 2002. Prior to November 2002, Mr. Roberts served as a director and President of Comcast Holdings for more than five years. As of December 31, 2003, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings and The Bank of New York Company, Inc.

        Julian A. Brodsky has served as a director and as our Vice Chairman since November 2002. Prior to November 2002, he served as a director and Vice Chairman of Comcast Holdings for more than five years. Mr. Brodsky is also Chairman of Comcast Interactive Capital, LP, a venture fund that is consolidated in our financial statements. He is also a director of RBB Fund, Inc. and Amdocs Ltd.

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

        Arthur R. Block has served as our Senior Vice President, General Counsel and Secretary since November 2002. Prior to November 2002, Mr. Block served as General Counsel of Comcast Holdings since June 2000 and as Senior Vice President of Comcast Holdings since January 2000. Prior to those dates in 2000, Mr. Block served as Vice President and Senior Deputy General Counsel of Comcast Holdings for more than five years. Mr. Block is also a director of Comcast Holdings.

        Lawrence J. Salva has served as our Senior Vice President and Controller since November 2002. Mr. Salva joined Comcast Holdings in January 2000 as Senior Vice President and Chief Accounting Officer. Prior to that time, Mr. Salva was a national accounting consulting partner in the public accounting firm of PricewaterhouseCoopers LLP for more than five years.

PART II

ITEM 5	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

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

	Class A		Class A Special

	High	Low	High	Low

2002
First Quarter	$37.13	$30.10	$37.33	$29.65
Second Quarter	33.67	23.35	32.15	22.33
Third Quarter	25.87	17.57	25.12	16.80
Fourth Quarter	26.78	17.40	26.24	16.93

2003
First Quarter	$30.80	$24.47	$29.33	$23.57
Second Quarter	34.54	28.65	32.60	27.50
Third Quarter	32.95	28.52	31.72	27.15
Fourth Quarter	33.87	30.76	32.49	29.47

        We eliminated the quarterly cash dividend on all classes of our common stock in March 1999. We do not intend to pay dividends on our Class A, Class A Special or Class B common stock for the foreseeable future.

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

        As of December 31, 2003, there were 1,160,769 record holders of our Class A common stock, 2,594 record holders of our Class A Special common stock and three record holders of our Class B common stock.

ITEM 6	SELECTED FINANCIAL DATA

	Year Ended December 31,
	2003(1)	2002(1)	2001(1)	2000	1999

	(Dollars in millions, except per share data)
Statement of Operations Data:
Revenues	$18,348	$8,102	$5,937	$4,836	$3,465
Operating income (loss)	1,954	921	(1,325)	(654)	242
Income (loss) from continuing operations before
cumulative effect of accounting change	(218)	(469)	4	1,873	607
Discontinued operations (2)	3,458	195	220	148	459
Cumulative effect of accounting change			385
Net income (loss)	3,240	(274)	609	2,021	1,066

Basic earnings (loss) for common stockholders
per common share
Income (loss) from continuing operations
before cumulative effect of accounting
change	($0.10)	($0.42)	$0.00	$2.08	$0.77
Discontinued operations (2)	1.54	0.17	0.24	0.16	0.61
Cumulative effect of accounting change			0.40

Net income (loss)	$1.44	($0.25)	$0.64	$2.24	$1.38

Diluted earnings (loss) for common
stockholders per common share
Income (loss) from continuing operations
before cumulative effect of accounting
change	($0.10)	($0.42)	$0.00	$1.97	$0.74
Discontinued operations (2)	1.54	0.17	0.23	0.16	0.56
Cumulative effect of accounting change			0.40

Net income (loss)	$1.44	($0.25)	$0.63	$2.13	$1.30

Balance Sheet Data (at year end):
Total assets	$109,159	$113,128	$38,261	$35,874	$28,823
Long-term debt	23,835	27,956	11,679	10,215	8,230
Stockholders' equity	41,662	38,329	14,473	14,086	10,341

(1)	You should see "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Item 7 of this Annual Report for a discussion of events that affect the comparability of the information reflected in this financial data.
(2)	In September 2003, we sold our interest in QVC to Liberty Media Corporation. QVC is presented as a discontinued operation for all periods presented (see Note 5 to our consolidated financial statements in Item 8 of this Annual Report). In July 1999, we sold Comcast Cellular Corporation to SBC Communications, Inc. Comcast Cellular is also presented as a discontinued operation for the year ended December 31, 1999.

ITEM 7	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        Comcast is principally involved in the management and operation of cable communications networks and in the management of programming content over cable and satellite television networks. In 2003, we received over 95% of our revenue from our cable operations, primarily through monthly subscriptions to our video, high-speed Internet and phone services, and advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our national television networks is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

Highlights for the year 2003 included the following:

•	Integration of Broadband acquisition
•	We improved the profitability of the Broadband systems, increasing revenues and operating margins.
•	We increased the number of basic subscribers in the Broadband systems, reversing their three-year trend of losses prior to our acquisition.
•	We accelerated our upgrade program. By the end of 2003, 93% of our acquired systems have been upgraded to provide two-way digital cable and high-speed Internet service.
•	Continued growth in our new services such as digital cable and high-speed Internet. Digital cable grew 15.6% to 7.7 million subscribers while high-speed Internet grew 45.9% to 5.3 million subscribers.
•	We reduced our total debt outstanding by $7.9 billion primarily with proceeds received from the sale of QVC and related Liberty Notes, the TWE restructuring and other transactions.

        The following provides the details of these highlights and insights into our company’s financial statements, including critical accounting judgments and estimates used in preparing the financial statements, our liquidity and capital resources, and a discussion of our results of operations.

Business Developments

        We have grown significantly in recent years through both strategic acquisitions and growth in our existing businesses. On November 18, 2002, we completed the acquisition of AT&T Corp.‘s broadband business, which we refer to as “Broadband.” The Broadband acquisition substantially increased the size of our cable operations and caused significant changes in our capital structure, including a substantially higher amount of debt. As a result, direct comparisons of our results of operations for periods prior to November 18, 2002 to subsequent periods are not meaningful. See “Results of Continuing Operations” for a discussion of the effects of the Broadband acquisition on our results of operations.

        On September 17, 2003 we completed the sale to Liberty Media Corporation of our approximate 57% interest in QVC, Inc. for approximately $7.7 billion. We received from Liberty $4.0 billion of three-year senior unsecured floating rate notes, approximately 218 million shares of Liberty Series A common stock valued at $2.339 billion and cash of $1.35 billion. QVC has been presented as a discontinued operation in our financial statements. Refer to Note 5 to our consolidated financial statements included in Item 8 for more information on the sale of QVC.

        Refer to “General Developments of Our Business” in Part I and Note 5 to our financial statements included in Item 8 for a discussion of our acquisitions and other significant events.

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

        Impairment Testing and Valuation of Cable Franchise Rights

        Our cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities for varying lengths of time. As of December 31, 2003, we served approximately 4,400 franchise areas in the United States. We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these rights will contribute to our cash flows. Accordingly, our cable franchise rights are not subject to amortization but are assessed periodically for impairment in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.”

        We have acquired these franchise rights either directly from local franchise authorities or through many separate cable system acquisitions that include multiple franchise territories. Upon acquisition, we integrate the individual franchise territories into our national footprint, typically by incorporating the management of those territories into our existing geographic regions. We control the sourcing of content, pricing, marketing and branding, and capital deployment throughout the company, as if our cable franchise rights were a single asset. Therefore, we have concluded the franchise rights are operated as a single asset within our cable segment. From time to time, however, the franchise rights are separated and sold in units below the cable segment level. We have concluded that Emerging Issues Task Force 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets,” supports the testing of our cable franchise rights for impairment at a level no higher than where the assets both are operated together and are essentially inseparable. During 2002 and 2003, we tested our cable franchise rights for impairment at the cable segment level. Effective in the first quarter of 2004, we will change the unit of accounting used for testing impairment to geographic regions and will perform impairment testing on our cable franchise rights.  We do not anticipate recording any impairment charge in connection with the impairment testing.

        We assess the recoverability of our cable franchise rights annually or more frequently whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We estimate the fair value of our cable franchise rights primarily based on multiples of operating income before depreciation and amortization generated by the underlying assets, discounted cash flow analyses, analyses of current market transactions, and profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of our cable franchise rights determined by these evaluations is less than its carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets. Future adverse changes in market conditions or in the operating results of the related business may indicate an inability to recover the carrying value of the assets, thereby possibly requiring a future impairment charge.

        The carrying amount of cable franchise rights related to some of our historical cable systems is significantly less than their current estimated fair value largely because we acquired many of these rights directly from local franchise authorities rather than through separate cable system acquisitions. Conversely, the carrying amount of cable franchise rights for our more recent cable system acquisitions has not been significantly reduced through amortization (and has not been reduced at all for acquisitions made subsequent to the adoption of SFAS No. 142). Nevertheless, testing for impairment at a level higher than the individual franchise agreement or cable system level reduces the likelihood of a future impairment charge related to our cable franchise rights.

        As more fully described in Note 5 to our financial statements included in Item 8 (see Acquisition of Broadband), the fair value of the shares issued for Broadband was based on the date the non-equity, or “other,” consideration being paid was substantively changed from the terms of the original merger agreement. The fair value of the shares issued for Broadband based on the new measurement date was approximately one-half the fair value of the shares as of the date of the original merger agreement. Accordingly, the effect of the modification was to reduce by approximately one-half (approximately $23 billion) the value assigned to the equity consideration issued in connection with the Broadband acquisition. The reduction in the fair value of the equity consideration reduces the likelihood of a future impairment charge related to our goodwill.

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

        Estimates used in valuing acquired assets and liabilities include but are not limited to: expected future cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. Our estimates of fair value are based upon assumptions believed to be reasonable, but that are inherently uncertain. In addition, estimated liabilities to exit activities of the acquired operations, including the exiting of contractual obligations and the termination of employees, are subject to change as we complete the implementation of the plan.

        The assets and assumed liabilities related to the Broadband acquisition that required significant judgment in estimating fair value included investments, cable franchise rights, franchise related customer relationships, assumed contractual and other obligations, and costs related to terminating certain of Broadband’s contractual obligations and employees. In addition, we are party to certain legal contingencies, including those described in Item 3, Legal Proceedings. If, based on information available, a potential loss arising from the lawsuits, claims and actions involving AT&T or Broadband was deemed probable and reasonably estimable or the fair value of the contingency could be determined, we recorded the liability in the purchase price allocation. For certain other cases, we are awaiting additional information to determine if a liability should be recorded. In addition, the inherent limitations in the estimation process may cause future actual losses to exceed expected losses.

Significant and Subjective Estimates

        The following discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities (such as income taxes and litigation). We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

        Refer to Note 2 to our financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

Liquidity and Capital Resources

        During 2003, we significantly strengthened our balance sheet and increased our liquidity through the repayment and refinancing of debt, and through the sales or restructurings of certain of our investments, which are more fully described below (see Financing on page 23).

Anticipated Sources of Liquidity

        We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, through available borrowings under our existing credit facilities, and through our ability to obtain future external financing.

        Cash and Cash Equivalents

        We have traditionally maintained significant levels of cash and cash equivalents to meet our short-term liquidity requirements. As of December 31, 2003, our cash and cash equivalents totaled $1.55 billion, substantially all of which is unrestricted.

        Investments

        Investments that we determine to be non-strategic, highly-valued or both, are considered by us to be a source of liquidity. As of December 31, 2003, we consider our investments in the following to be potential sources of liquidity:

•	$1.5 billion in Time Warner Inc. common equivalent preferred stock,
•	$1.4 billion in Liberty common stock,
•	21% interest in Time Warner Cable Inc., and
•	interests in certain cable television partnerships.

        We do not have any significant contractual funding commitments with respect to any of our investments.

        Refer to Note 6 to our financial statements included in Item 8 for a discussion of our investments.

        Available Borrowings Under Credit Facilities

        We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. As of December 31, 2003, amounts available under our lines of credit totaled $5.876 billion.

        On January 8, 2004, we refinanced three of our existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility due January 2009. As of January 8, 2004, remaining amounts available under our lines of credit totaled $4.381 billion (see Debt Covenants on page 24).

Anticipated Uses of Cash

        Capital Expenditures

        Our most significant recurring investing activity has been and is expected to continue to be capital expenditures. During 2004, however, we expect cable capital expenditures to decline compared to 2003 as we complete the upgrade of our cable systems.

        We expect to incur approximately $3.4 billion of capital expenditures in our cable and content businesses, substantially all of which will be in our cable business. As of December 31, 2003, we do not have any significant contractual obligations for capital expenditures. The amount of our capital expenditures for 2004 and for subsequent years will depend on numerous factors, some of which are beyond our control, including:

•	competition,
•	changes in technology, and
•	the timing and rate of deployment of new services.

        The following table illustrates the capital expenditures we incurred in our cable business during 2003 and expect to incur in 2004 (in millions):

	2003	2004

Upgrading of certain cable systems	$1,414	$760
Deployment of cable modems, digital converters,
and new service offerings	1,923	1,880
Recurring capital projects	760	710

Total capital expenditures	$4,097	$3,350

        Interest

        During 2003, we made cash payments for interest totaling $2.053 billion. We anticipate that, for the foreseeable future, our cash paid interest will decline modestly as average debt balances decline, but will remain significant.

        Income Taxes

        During 2003, we made cash payments for income taxes totaling $945 million, primarily as a result of our sale of QVC and certain of our other investments. We anticipate that our cash paid for income taxes will be significantly reduced in 2004.

        Stock Repurchases

        In December 2003, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common equity securities. We expect such repurchases to occur from time to time, in the open market or in private transactions, subject to market conditions.

        Affiliation Agreements

        Certain of our content subsidiaries enter into multi-year affiliation agreements with various cable and satellite television system operators for carriage of their respective programming. In connection with these affiliation agreements, we generally pay a launch fee to the cable or satellite television operator based upon the number of subscribers. During 2004, we expect to incur fees of no more than $150 million related to these affiliation agreements, excluding amounts applicable to our cable systems.

        Off-Balance Sheet Arrangements

        We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

        Contractual Obligations

        Our unconditional contractual obligations as of December 31, 2003, which consist primarily of our debt obligations, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the table below.

        Refer to Note 8 to our financial statements included in Item 8 for a discussion of our long-term debt. Refer to Note 13 to our financial statements included in Item 8 for a discussion of our operating lease and purchase obligations. Refer to Note 5 to our financial statements included in Item 8 for a discussion of our acquisition-related obligations.

Contractual Obligations		Payments Due by Period

	Total	Year 1	Years 2 - 3	Years 4 - 5	More than 5 years

	(dollars in millions)

Debt obligations, excluding Exchangeable Notes	$22,451	$684	$3,500	$2,389	$15,878
Exchangeable Notes	4,318	2,427	1,839	52
Capital lease obligations	227	50	89	78	10
Operating lease obligations	979	200	281	200	298
Purchase obligations (1)	9,177	2,138	2,293	1,816	2,930
Other long-term liabilities reflected
on the balance sheet
Acquisition related obligations (2)	897	372	195	102	228
Other long-term obligations (3)	3,642	247	279	121	2,995

Total	$41,691	$6,118	$8,476	$4,758	$22,339

____________
(1)	Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. Our purchase obligations include payments under the employment agreements that we, through Comcast Spectacor, have with both players and coaches of our professional sports teams that are guaranteed regardless of employee injury or termination. Certain of these agreements may be covered by disability insurance if certain conditions are met. Also included are payments under license agreements that our programming networks have entered into for programs and sporting events that will be available for telecast subsequent to December 31, 2003. Also included are the minimum guaranteed payments under programming contracts that our cable segment enters into for the purchase of programming from cable network providers. We have also included commitments to purchase cable related equipment. We did not include contracts with immaterial future commitments.
(2)	Acquisition related obligations consist primarily of costs related to terminating employees, costs relating to exiting contractual obligations, and other assumed contractual obligations of the acquired entity.
(3)	Other long-term obligations consist principally of our prepaid forward transactions on equity securities we hold, subsidiary preferred shares, deferred compensation obligations, pension, post-retirement and post-employment benefit obligations, and program rights payable under license agreements.

        Financing

        As of December 31, 2003 and 2002, our debt, including capital lease obligations, was $26.996 billion and $34.909 billion, respectively. The $7.913 billion decrease from December 31, 2002 to December 31, 2003 results from our net debt repayments and non-cash financing transactions during 2003. Included in our debt as of December 31, 2003 and 2002 was short-term debt and current portion of long-term debt of $3.161 billion and $6.953 billion, respectively.

        We have, and may from time to time in the future, depending on certain factors including market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

        Refer to Notes 8 and 10 to our financial statements included in Item 8 for a discussion of our financing activities.

        The following table illustrates the sources of cash received from our significant investing and financing activities during 2003. The majority of these proceeds were used to repay or refinance a portion of our outstanding debt and other obligations.

Date	Amount	Source
January 2003 March 2003 May 2003	$4.0 billion	Sale of public debt
March 2003	$.53 billion	Transfer of cable systems to Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC
March 2003	$2.1 billion	Closing of the TWE restructuring
June 2003	$.73 billion	Sale of interest in CC VIII, LLC, a cable joint venture with Charter Communications, Inc.
September 2003 December 2003	$5.35 billion	Sale of QVC and sale of Liberty Notes received in connection with the sale of QVC
December 2003	$.89 billion	Monetization of a portion of Liberty shares received in connection with the sale of QVC

        The Cross-Guarantee Structure

        To simplify our capital structure, we and a number of our wholly-owned subsidiaries that hold substantially all of our cable communications assets have unconditionally guaranteed each other’s debt securities and indebtedness for borrowed money, including amounts outstanding under the new credit facilities. As of December 31, 2003, $20.866 billion of our debt was included in the cross-guarantee structure.

        Comcast Holdings is not a guarantor and none of its debt is guaranteed under the cross-guarantee structure. As of December 31, 2003, $1.024 billion of our debt was outstanding at Comcast Holdings.

        Debt Covenants

        We and our cable subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreement governing our bank credit facilities. We and the guarantors are in compliance with the covenants and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business or raise additional capital. The two financial covenants in our bank credit facility are tested on an ongoing basis and measure our leverage and interest coverage. We have significant headroom under these financial covenants. The entire amount of our new $4.5 billion bank credit facility is currently available for our use, and future compliance with our financial covenants is not dependent on further debt reduction or on improved operating results.

        Exchangeable Notes

        We have outstanding notes exchangeable into the common stock of Cablevision NY Group (“Cablevision”) Class A common stock, Microsoft Corporation (“Microsoft”) common stock, Vodafone ADRs and Comcast Class A Special common stock (together, the “Exchangeable Notes”). At maturity the Exchangeable Notes are mandatorily redeemable at our option into (i) a number of shares of common stock or ADRs equal to the underlying shares multiplied by an exchange ratio (as defined), or (ii) its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. The Exchangeable Notes are collateralized by our investments in Cablevision, Microsoft and Vodafone, respectively.

        The Comcast exchangeable notes are collateralized by our Class A Special common stock held in treasury. We have and intend in the future to settle the Comcast exchangeable notes using cash.

        During 2003, we settled $1.851 billion of our obligations relating to certain of our Exchangeable Notes by delivering the underlying shares of common stock or cash to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying shares expired or were settled.

        As of December 31, 2003, our debt includes an aggregate of $4.318 billion of Exchangeable Notes, including $2.427 billion and $1.891 billion within current portion of long-term debt and long-term debt, respectively. As of December 31, 2003, the securities held by us collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes.

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

        We use the following derivative financial instruments to manage the market risk of adverse changes in interest rates:

•	Interest rate exchange agreements ("Swaps") to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount;
•	Interest rate lock agreements ("Rate Locks") to hedge the risk that cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations;
•	Interest rate cap agreements ("Caps") to lock in a maximum interest rate should variable rates rise, but enable us to otherwise pay lower market rates; and
•	Interest rate collar agreements ("Collars") to limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

        While Swaps, Rate Locks, Caps and Collars represent an integral part of our interest rate risk management program, their effect on interest expense for the years ended December 31, 2003, 2002 and 2001 was not significant. However, Swaps, Rate Locks, Caps and Collars may have a significant effect on our interest expense in the future.

        The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2003 (dollars in millions):

	2004	2005	2006	2007	2008	Thereafter	Total	Fair Value at 12/31/03
Debt
Fixed Rate	$1,930	$2,762	$1,725	$974	$1,493	$15,887	$24,771	$27,993
Average Interest Rate	6.8%	7.2%	7.3%	8.4%	7.2%	7.7%	7.6%

Variable Rate	$1,231	$941		$52		$1	$2,225	$2,225
Average Interest Rate	2.2%	3.4%		5.9%		7.4%	2.8%

Interest Rate Instruments
Variable to Fixed Swaps (notional
amounts)	$715	$488					$1,203	$25
Average Pay Rate	7.6%	7.6%					7.6%
Average Receive Rate	2.2%	3.4%					2.7%

Fixed to Variable Swaps (notional
amounts)			$200		$600	$1,650	$2,450	$15
Average Pay Rate			6.1%		7.0%	6.4%	6.5%
Average Receive Rate			6.4%		6.2%	6.8%	6.6%

        The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offer Rate (“LIBOR”) rates for the year of maturity based on the yield curve in effect at December 31, 2003, plus the borrowing margin in effect for each credit facility at December 31, 2003. We estimate the floating rates on our Swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2003.

        Excluding the effects of interest rate risk management instruments, 8.2% of our total debt as of December 31, 2003 was at variable rates, compared to 31.8% at December 31, 2002. The decrease from December 31, 2002 in the percentage of our variable rate debt was due to the repayment of substantially all of our variable rate bank debt during 2003.

        As a matter of practice, we typically do not structure our financial contracts to include credit ratings-based triggers that could affect our liquidity. In the ordinary course of business, certain of our Swaps could be subject to termination provisions if we do not maintain investment-grade credit ratings. As of December 31, 2003, the fair value of the liability related to those Swaps was approximately $19 million. The amount due upon termination, if any, would be based upon the fair value of those outstanding contracts at that time.

        Equity Price Risk Management

        We are exposed to the market risk of changes in the equity prices of certain of our investments accounted for as trading securities. We enter into various derivative transactions pursuant to our policies to manage the volatility relating to these exposures.

        We monitor our equity price risk exposures to ensure that the instruments are matched with the underlying assets or liabilities, reduce our risks relating to equity prices, and through market value and sensitivity analyses, maintain a high correlation to the risk inherent in the hedged item.

        We use the following derivative financial instruments, which we account for at fair value, to limit our exposure to and benefits from price fluctuations in the common stock of certain of our investments accounted for as trading securities:

•	Cashless collar agreements ("Equity Collars");
•	Prepaid forward sales agreements ("Prepaid Forward Sales");
•	Indexed debt instruments ("Exchangeable Notes").

        Except as described in Results of Continuing Operations — Investment Income (Loss), Net on page 31, the changes in the fair value of our investments accounted for as trading securities were substantially offset by the changes in the fair values of the Equity Collars and the derivative components of the Exchangeable Notes and the Prepaid Forward Sales.

        Refer to Note 2 to our financial statements included in Item 8 for a discussion of our accounting policies with respect to derivative financial instruments and to Notes 6 and 8 to our financial statements included in Item 8 for discussions of our derivative financial instruments.

        Accumulated Other Comprehensive Income (Loss)

        The components of accumulated other comprehensive income (loss) primarily are unrealized losses on our Rate Locks, offset by unrealized gains and losses on available for sale securities. Changes to these components account for the change in accumulated other comprehensive income (loss) from December 31, 2002 to December 31, 2003. Refer to Notes 6 and 8 to our financial statements included in Item 8 for more information about these components of accumulated other comprehensive income (loss).

Statement of Cash Flows

        Cash and cash equivalents increased $1.045 billion as of December 31, 2003 from December 31, 2002. The increase in cash and cash equivalents resulted from cash flows from operating, financing and investing activities as explained below.

        Net cash provided by operating activities from continuing operations amounted to $2.854 billion for the year ended December 31, 2003, due principally to our operating income before depreciation and amortization (see “Results of Continuing Operations”), the effects of interest and income tax payments, and changes in operating assets and liabilities as a result of the timing of receipts and disbursements.

        Net cash used in financing activities from continuing operations consists primarily of borrowings and repayments of debt. Net cash used in financing activities from continuing operations was $7.048 billion for the year ended December 31, 2003. During 2003, we borrowed $9.398 billion, consisting principally of:

•	$3.988 billion of senior notes,
•	$3.707 billion under revolving credit facilities, and
•	$1.650 billion under a term loan due 2006.

        During 2003, we repaid $16.465 billion of our debt, consisting principally of:

•	$4.830 billion of our term loans,

•	$4.496 billion on certain of our revolving credit facilities,
•	$3.750 billion of short-term debt,
•	$1.959 billion of our senior and medium term notes,
•	$517 million of Trust Preferred Securities, and
•	$498 million of exchangeable debt.

        Net cash provided by investing activities from continuing operations was $5.239 billion for the year ended December 31, 2003. During 2003, proceeds from investing activities include sales, settlements and restructuring of investments as listed in the table under Financing on page 24, offset, in part, by capital expenditures of $4.161 billion.

Results of Continuing Operations

Revenues

        Consolidated revenues for the years 2003 and 2002 increased $10.2 billion and $2.2 billion, respectively, from the previous year. Of these increases, $10.1 billion and $2.0 billion, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of our content businesses, which achieved combined revenue growth of 15.4% and 26.5%, during the years 2003 and 2002, respectively. Such increases in the content businesses were primarily the result of increases in distribution revenues, increases in advertising revenues and the effects of our 2001 acquisitions.

Operating, selling, general and administrative expenses

        Consolidated operating, selling, general and administrative expenses for the years 2003 and 2002 increased $6.7 billion and $1.3 billion, respectively, from the previous year. Of these increases, $6.6 billion and $1.3 billion, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of growth in our content businesses and increases in corporate overhead.

Depreciation

        The increases in depreciation expense for the years 2003 and 2002 are primarily attributable to our cable segment. The increases in our cable segment are principally due to the effects of the Broadband acquisition, as well as our increased levels of capital expenditures.

Amortization

        The increase in amortization expense for the year 2003 is primarily attributable to our cable segment. The increase in our cable segment is principally due to the effects of the Broadband acquisition. As a result of the Broadband acquisition, we recorded approximately $3.4 billion of franchise-related customer relationship intangible assets, which we are amortizing over their average estimated useful life of approximately four years.

        The decrease in amortization expense for the year 2002 is primarily attributable to our cable segment, principally due to the effects of the adoption of SFAS No. 142 on January 1, 2002 as we no longer amortize goodwill or franchise rights intangible assets. This decrease is partially offset by the effects of the Broadband acquisition.

Cable Segment Operating Results

        The discussion of our cable segment historical operating results is presented as a comparison of the 2003, 2002 and 2001 periods, which only include the Broadband results subsequent to November 18, 2002. In order to provide additional information relating to our cable segment operating results, we also present a comparison of 2003 actual results to 2002 results on a pro forma basis. Management uses pro forma data to evaluate performance when significant acquisitions or dispositions occur. Historical data reflects results of acquired businesses only after the acquisition dates while pro forma data enhances comparability of financial information between periods by adjusting the data as if the acquisitions (or dispositions) occurred at the beginning of the prior year. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is not indicative of what our results would have been had we operated Broadband since January 1, 2002, nor of our future results (amounts in millions).

2003 to 2002 Pro Forma Comparisons

        Our 2003 cable operating results reflect revenue growth of 9.1% and operating income before depreciation and amortization growth of 42.1% compared to the pro forma 2002 year. The growth in revenue is primarily the result of growth in basic, digital cable and high-speed Internet subscribers, and rate increases. The increase in high-speed Internet subscribers reflects increased consumer demand for the faster and more reliable Internet service provided over our cable networks. The increase in our video subscribers was driven by an increase of approximately 117,000 subscribers in 2003 in the Broadband systems that reversed a loss of approximately 483,000 subscribers in 2002. The growth in digital cable subscribers reflects increased demand for additional programming choices and enhancements in digital service packages. Rate increases occurred in our traditional video service, as well as from the repricing and repackaging of the digital and premium channel products in the Broadband systems.

        The 2003 operating income before depreciation and amortization results reflect the significant operating trends and efficiencies achieved in integrating the Broadband operations. The integration of Broadband involved changing the organizational structure and refocusing priorities including:

•	Focusing on selling video and high-speed Internet services, and emphasizing profitability over subscriber growth in phone.
•	Accelerating our upgrade of Broadband systems to deploy and market expanded services sooner. In 2003, we upgraded over 53,000 miles versus 27,500 miles in pro forma 2002.
•	Renegotiating programming contracts or achieving synergies in existing programming contracts. The impact of these initiatives was to reduce the growth in our programming costs.
•	Reducing redundant Broadband overhead functions.

	2003	2002	Increase (Decrease)	% Increase (Decrease)

Video	$12,096	$11,460	$636	5.5%
High-speed Internet	2,255	1,486	769	51.7
Phone	801	818	(17)	(2.2)
Advertising sales	1,112	1,036	76	7.4
Other	619	667	(48)	(7.2)
Franchise fees	608	570	38	6.8

Revenues	17,491	16,037	1,454	9.1
Programming expenses	3,909	3,822	87	2.3
Other operating, selling, general and administrative
expenses	7,232	7,746	(514)	(6.6)

Operating income before depreciation and amortization (a)	$6,350	$4,469	$1,881	42.1%

Video subscribers	21,468.0	21,327.4	140.6	0.7%
High-speed Internet subscribers	5,283.9	3,620.4	1,663.5	45.9%
Phone subscribers	1,266.9	1,438.4	(171.5)	(11.9%)

Monthly average revenue per video subscriber	$47.15	$44.54	$2.61	5.9%
Monthly average revenue per high-speed Internet subscriber	$42.44	$41.81	$0.63	1.5%
Monthly average revenue per phone subscriber	$48.90	$54.35	($5.45)	(10.0%)

(a)	Operating income before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (GAAP), in the business segment footnote to our financial statements. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

        Revenues

        Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increase in video revenue from 2002 to 2003 is primarily due to increases in monthly average revenue per video subscriber as a result of rate increases in our traditional video service, growth in digital subscribers, and repricing and repackaging of the digital and premium channel services in the Broadband systems. From December 31, 2002 to December 31, 2003, we added approximately 140,000 basic subscribers and over 1.0 million digital subscribers, or a 15.6% increase in digital subscribers. We expect continued growth in our video services revenue.

        The increase in high-speed Internet revenue from 2002 to 2003 is primarily due to the addition in 2003 of approximately 1.7 million high-speed Internet subscribers, or a 45.9% increase in high-speed Internet subscribers, as well as to the effects of an increase in monthly average revenue per subscriber. We expect continued revenue growth as overall demand for our services continues to increase.

        The decrease in phone revenue from 2002 to 2003 is primarily as a result of our focus on operating efficiencies to drive profitability in the phone business, rather than focusing on subscriber growth. As a result, during 2003 our phone subscribers decreased by approximately 171,000 subscribers.

        The increase in advertising sales revenue from 2002 to 2003 is primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects, offset by reduced growth in a soft local advertising market.

        Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional sports programming networks and reduced revenue from other product offerings.

        The increase in franchise fees collected from our cable subscribers from 2002 to 2003 is primarily attributable to the increase in our revenues upon which the fees apply.

        Expenses

        Total expenses decreased $427 million or 3.7% in 2003 from 2002, which is primarily the result of the effects of approximately $425 million of acquisition and employee termination related costs recorded by Broadband in 2002. Excluding the effects of these costs, total expenses were nearly level with the 2002 amounts. This is a result of cost efficiencies generated from the integration of Broadband.

        Programming costs represent our single largest operating expense and represent fees paid to license programming from cable and broadcast networks that we distribute, package and sell to our video subscribers. Programming expenses are impacted by changes in programming rates, the number of subscribers and programming channels. In 2003, programming costs increased 2.3% as compared to 2002. During 2003, we were able to negotiate reductions in programming rates, primarily in premium channels. We anticipate our programming costs will increase in the future primarily as a result of increased cost to produce and purchase programming and additional programming channels provided to our subscribers. These increases are mitigated, to some extent, by additional volume discounts associated with our increased size and future growth in subscribers receiving such programming channels.

        Other operating, selling and general and administrative expenses decreased from 2002 to 2003 primarily due to the effects of approximately $425 million of acquisition and employee termination related costs recorded by Broadband in 2002. Additionally, in 2003, customer service expenses slightly declined because we no longer outsource Broadband’s customer service operations. We also reduced administrative and overhead expenses through reductions in headcount and the elimination of redundancies. Offsetting these decreases were increases in labor and other volume related operating expenses associated with the growth in our high-speed Internet and digital cable services.

        2003 to 2002 Historical Comparisons

	2003	2002	Increase	% Increase

Video	$12,096	$5,516	$6,580	119.3%
High-speed Internet	2,255	715	1,540	215.4
Phone	801	127	674	530.7
Advertising sales	1,112	474	638	134.6
Other	620	275	345	125.5
Franchise fees	608	243	365	150.2

Revenues	17,492	7,350	10,142	138.0
Operating, selling, general and administrative expenses	11,142	4,552	6,590	144.8

Operating income before depreciation and amortization (a)	$6,350	$2,798	$3,552	126.9%

_______________
(a) Refer to footnote (a) on page 28.

        Video revenue increased $6.580 billion from 2002 to 2003, of which $6.286 billion is attributable to the effects of the Broadband acquisition and $294 million relates to changes in rates and subscriber growth in our historical operations, driven principally by growth in our digital subscribers. During 2003, we added over 1.0 million digital subscribers.

        The increase in high-speed Internet revenue from 2002 to 2003 is primarily due to the Broadband acquisition and growth in high-speed Internet subscribers. During 2003, we added approximately 1.7 million high-speed Internet subscribers.

        The increase in phone, advertising sales and other revenue is principally attributable to the effects of the Broadband acquisition. Our historical operations prior to the Broadband acquisition did not contain significant phone revenue.

        The increase in franchise fees collected from our cable subscribers from 2002 to 2003 is primarily attributable to the increase in our revenues upon which the fees apply.

        The increase in operating, selling, general and administrative expenses from 2002 to 2003 is primarily attributable to the effects of the Broadband acquisition, as well as to the effects of an increase in the costs of cable programming, an increase in labor costs and other volume-related expenses in our historical operations, and, to a lesser extent, to the effect of high-speed Internet subscriber growth.

2002 to 2001 Historical Comparisons

	2002	2001	Increase	% Increase

Video	$5,516	$4,278	$1,238	28.9%
High-speed Internet	715	294	421	143.2
Advertising sales	474	326	148	45.4
Other	402	232	170	73.3
Franchise fees	243	193	50	25.9

Revenues	7,350	5,323	2,027	38.1
Operating, selling, general and administrative expenses	4,552	3,269	1,283	39.2

Operating income before depreciation and amortization (a)	$2,798	$2,054	$744	36.2%

_______________
(a) Refer to footnote (a) on page 28.

        Video revenues increased $1.238 billion from 2001 to 2002, of which $945 million is attributable to the effects of our acquisitions of cable systems and $293 million relates to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscribers. During 2002, we added approximately 4.4 million digital subscribers as a result of the Broadband acquisition and we added approximately 0.5 million digital subscribers through growth in our historical operations.

        The increase in high-speed Internet revenue from 2001 to 2002 is primarily due to the addition of high-speed Internet subscribers. During 2002, we added approximately 2.1 million high-speed Internet subscribers as a result of the Broadband acquisition and we added approximately 0.6 million high-speed Internet subscribers through growth in our historical operations.

        The increase in advertising sales revenue from 2001 to 2002 is due to the effects of the Broadband acquisition, as well as to the effects of a stronger advertising market and the continued success of our regional interconnects.

        The increase from 2001 to 2002 in other revenue is primarily attributable to other product revenues, including phone revenue, as a result of the Broadband acquisition. The remaining increase from 2001 to 2002 is attributable to growth in our historical operations.

        The increase in franchise fees collected from our cable subscribers from 2001 to 2002 is primarily attributable to the increases in our revenues upon which the fees apply.

        The increase in operating, selling, general and administrative expense from 2001 to 2002 is primarily attributable to the effects of the Broadband acquisition, as well as to the effect of an increase in the costs of cable programming, an increase in labor costs and other volume-related expenses in our historical operations, and, to a lesser extent, to the effect of high-speed Internet subscriber growth.

        On September 28, 2001, At Home Corporation (“At Home”), our former provider of high-speed Internet services, filed for protection under Chapter 11 of the U.S. Bankruptcy Code. In October 2001, we amended our agreement with At Home to continue service to our existing and new subscribers during October and November 2001. We agreed to be charged a higher rate than we had incurred under our previous agreement. On December 3, 2001, we reached a definitive agreement, approved by the Bankruptcy Court, with At Home pursuant to which At Home agreed to continue to provide high-speed Internet services to our existing and new subscribers through February 28, 2002. In December 2001, we began to transfer our high-speed Internet subscribers from the At Home network to our new Comcast-owned and managed network. We completed this transition in February 2002. Operating expenses in our consolidated statement of operations for the year ended December 31, 2001 include $140 million of net incremental expenses incurred in the fourth quarter of 2001 in the continuation of service to and transition of our high-speed Internet subscribers from At Home’s network to our network.

Consolidated Other Income (Expense) Items

        Interest Expense

        The increases in interest expense for the years ended December 31, 2003 and 2002 from the previous year are due to our increased amount of debt outstanding as a result of the Broadband acquisition.

        Investment Income (Loss), Net

        Investment income (loss), net for the years ended December, 31, 2003, 2002 and 2001 includes the following (in millions):

	2003	2002	2001

Interest and dividend income	$166	$53	$59
Gains (losses) on sales and exchanges of investments, net	28	(48)	485
Investment impairment losses	(72)	(247)	(972)
Reclassifications of unrealized gains			1,330
Unrealized gains (losses) on trading securities	965	(1,569)	285
Mark to market adjustments on derivatives related
to trading securities	(818)	1,284	(227)
Mark to market adjustments on derivatives and hedged items	(353)	(16)	26

Investment income (loss), net	($84)	($543)	$986

        We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment income (loss), net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities, with the exception in 2003 of the unrealized gain on 118 million shares of our Liberty common shares discussed below, was substantially offset by the changes in the fair value of the related derivatives.

        Beginning in 2003, we are exposed to changes in the fair value of 118 million shares of Liberty common stock we hold and account for as a trading security as we have not entered into a corresponding derivative to hedge this market exposure.

        We are also exposed to changes in the fair value of the derivative component of the Comcast exchangeable notes we have outstanding since the underlying 30.9 million shares of Comcast Class A Special common stock we hold in treasury are carried at our historical cost and are not adjusted for changes in fair value.

        Accordingly, our future results of operations may be affected by fluctuations in the fair value of both the Liberty common stock and the derivative component of the Comcast exchangeable notes in future periods.

        Gains (losses) on sales and exchanges of investments, net in 2001 relates principally to our investment in At Home.

        The investment impairment losses relate principally to other than temporary declines in our investment in AT&T.

        In connection with the reclassification of our investment in Sprint PCS from an available for sale security to a trading security upon the adoption of SFAS No. 133 on January 1, 2001, we reclassified to investment income (loss), net the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS that was previously recorded as a component of accumulated other comprehensive income (loss).

        Equity in Net Losses of Affiliates

        Equity in net losses of affiliates for 2003 results principally from the full-year impact of losses of investees we acquired in the Broadband acquisition.

        The increase in equity in net losses of affiliates from 2001 to 2002 is primarily due to an other than temporary decline in certain of our equity method investees, the effects of our additional investments, a change in the net income or loss of our equity method investees, as well as to the effects of the discontinuance of amortization of equity method goodwill as a result of the adoption of SFAS No. 142 on January 1, 2002.

        Other Income

        The increase in other income from 2002 to 2003 is primarily attributable to lease rental income related to certain assets acquired in the Broadband acquisition.

        On October 30, 2001, we acquired from Fox Entertainment Group, Inc. (“Fox Entertainment”) the approximate 83.2% interest in Outdoor Life Network (“OLN”) not previously owned by us. Upon closing of the acquisition, we exchanged our 14.5% interest in Speedvision Network (“SVN”), together with a previously made loan, for Fox Entertainment’s interest in OLN. In connection with the exchange of our interest in SVN, we recorded a pre-tax gain of $107 million, representing the difference between the estimated fair value of our interest in SVN as of the closing date of the transaction and our cost basis in SVN.

        On January 1, 2001, we completed our cable systems exchange with Adelphia Communications Corporation (“Adelphia”). We received cable systems serving approximately 445,000 subscribers from Adelphia and Adelphia received certain of our cable systems serving approximately 441,000 subscribers. We recorded a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

        Income Tax Benefit (Expense)

        The changes in income tax benefit (expense) are primarily the result of the effects of changes in our income before taxes and minority interest, and non-deductible goodwill amortization in 2001.

        Minority Interest

        The increases in minority interest are attributable to increases in the net income of our less than wholly owned consolidated subsidiaries, as well as, in 2003, to dividends recorded to minority interest related to certain subsidiaries acquired in the Broadband acquisition prior to the adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.”

        Discontinued operations

        Income from discontinued operations decreased from 2002 to 2003 primarily as a result of the 2003 period including QVC’s results through August 31, while the 2002 period includes QVC’s results for the full year. As a result of the sale of QVC, we recognized a $3.290 billion gain, net of approximately $2.865 billion of related income taxes.

        Income from discontinued operations decreased from 2001 to 2002 primarily as a result of an investment loss recognized by QVC during 2002.

        Cumulative Effect of Accounting Change

        Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million during the year ended December 31, 2001. The income consisted of a $400 million adjustment to record the debt component of our 2.0% Exchangeable Subordinated Debentures due 2029 at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on our equity derivative instruments, net of related deferred income taxes of $207 million.

        We believe that our operations are not materially affected by inflation.

ITEM 7A	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Refer to Interest Rate Risk Management on page 25 and Equity Price Risk Management on page 26 for a discussion of this item.

ITEM 8	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Comcast Corporation and its subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 11, 2004

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEET
(Dollars in millions, except share data)

	December 31,
	2003	2002

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,550	$505
Investments	2,493	3,258
Accounts receivable, less allowance for doubtful accounts of $146 and $172	907	862
Other current assets	453	380
Current assets of discontinued operations		1,481
Current assets held for sale		613

Total current assets	5,403	7,099

INVESTMENTS	14,818	15,174

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $6,563 and $3,855 .	18,473	18,381

FRANCHISE RIGHTS	51,050	48,222

GOODWILL	14,841	16,562

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,182 and $735	3,859	5,429

OTHER NONCURRENT ASSETS, net	715	666

NONCURRENT ASSETS OF DISCONTINUED OPERATIONS		1,595

	$109,159	$113,128

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable	$1,251	$1,296
Accrued expenses and other current liabilities	4,563	5,236
Deferred income taxes	679	1,105
Short-term debt		3,750
Current portion of long-term debt	3,161	3,203
Current liabilities of discontinued operations		816

Total current liabilities	9,654	15,406

LONG-TERM DEBT, less current portion	23,835	27,956

DEFERRED INCOME TAXES	25,900	23,104

OTHER NONCURRENT LIABILITIES	7,816	7,161

MINORITY INTEREST	292	249

NON-CURRENT LIABILITIES AND MINORITY INTEREST OF
DISCONTINUED OPERATIONS		923

COMMITMENTS AND CONTINGENCIES (NOTE 13)

STOCKHOLDERS' EQUITY
Preferred stock - authorized 20,000,000 shares; issued, zero
Class A common stock, $0.01 par value - authorized,
7,500,000,000 shares; issued, 1,601,161,057 and 1,599,014,148;
outstanding, 1,357,520,557 and 1,355,373,648	16	16
Class A special common stock, $0.01 par value - authorized,
7,500,000,000 shares; issued 931,732,876 and 930,633,433; outstanding,
884,443,033 and 883,343,590	9	9
Class B common stock, $0.01 par value - authorized, 75,000,000 shares;
issued, 9,444,375
Additional capital	44,742	44,620
Retained earnings	4,552	1,340
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A
special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(140)	(139)

Total stockholders' equity	41,662	38,329

	$109,159	$113,128

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS
(Amounts in millions, except per share data)

	Year Ended December 31,
	2003	2002	2001

REVENUES	$18,348	$8,102	$5,937

COSTS AND EXPENSES
Operating (excluding depreciation)	7,041	3,012	2,446
Selling, general and administrative	4,915	2,254	1,543
Depreciation	3,166	1,694	1,130
Amortization	1,272	221	2,143

	16,394	7,181	7,262

OPERATING INCOME (LOSS)	1,954	921	(1,325)

OTHER INCOME (EXPENSE)
Interest expense	(2,018)	(870)	(708)
Investment income (loss), net	(84)	(543)	986
Equity in net losses of affiliates	(60)	(63)	(16)
Other income	71	1	1,290

	(2,091)	(1,475)	1,552

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES,
MINORITY INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(137)	(554)	227

INCOME TAX BENEFIT (EXPENSE)	16	128	(216)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
INTEREST AND CUMULATIVE EFFECT OF ACCOUNTING CHANGE	(121)	(426)	11

MINORITY INTEREST	(97)	(43)	(7)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE CUMULATIVE EFFECT
OF ACCOUNTING CHANGE	(218)	(469)	4

INCOME FROM DISCONTINUED OPERATIONS, net of tax	168	195	220

GAIN ON DISCONTINUED OPERATIONS, net of tax	3,290

INCOME (LOSS) BEFORE CUMULATIVE EFFECT OF ACCOUNTING CHANGE	3,240	(274)	224

CUMULATIVE EFFECT OF ACCOUNTING CHANGE			385

NET INCOME (LOSS)	$3,240	($274)	$609

BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations before cumulative effect of
accounting change	($0.10)	($0.42)	$0.00
Income from discontinued operations	0.08	0.17	0.24
Gain on discontinued operations	1.46
Cumulative effect of accounting change			0.40

Net income (loss)	$1.44	($0.25)	$0.64

DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations before cumulative effect of
accounting change	($0.10)	($0.42)	$0.00
Income from discontinued operations	0.08	0.17	0.23
Gain on discontinued operations	1.46
Cumulative effect of accounting change			0.40

Net income (loss)	$1.44	($0.25)	$0.63

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF CASH FLOWS
(Dollars in millions)

	Year Ended December 31,
	2003	2002	2001

OPERATING ACTIVITIES
Net income (loss)	$3,240	($274)	$609
Income from discontinued operations	(168)	(195)	(220)
Gain on discontinued operations	(3,290)

Income (loss) from continuing operations	(218)	(469)	389

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	3,166	1,694	1,130
Amortization	1,272	221	2,143
Non-cash interest (income) expense, net	(113)	10	43
Equity in net losses of affiliates	60	63	16
Losses (gains) on investments and other (income) expense, net	145	604	(2,229)
Minority interest	45	43	7
Cumulative effect of accounting change			(385)
Deferred income taxes	820	(95)	(253)
Proceeds from sales of trading securities	85		367
Current tax associated with sale of discontinued operation	(2,028)
Change in operating assets and liabilities, net of effects of acquisitions and divestitures
Change in accounts receivable, net	(45)	80	(15)
Change in accounts payable	(45)	51	10
Change in other operating assets and liabilities	(290)	219	(54)

Net cash provided by operating activities from continuing
operations	2,854	2,421	1,169

FINANCING ACTIVITIES
Proceeds from borrowings	9,398	8,759	5,687
Retirements and repayments of debt	(16,465)	(9,508)	(4,013)
Proceeds from settlement of interest rate exchange agreements		57
Issuances of common stock and sales of put options on common stock	67	19	27
Repurchases of common stock	(14)		(27)
Deferred financing costs	(34)	(332)	(23)

Net cash (used in) provided by financing activities from
continuing operations	(7,048)	(1,005)	1,651

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(152)	(251)	(1,329)
Proceeds from sales of (purchases of) short-term investments, net	(32)	(21)	(6)
Proceeds from sales of discontinued operations and assets held for sale	1,875
Capital contributions to and purchases of investments	(202)	(67)	(277)
Proceeds from sales, settlements and restructuring of investments	7,971	1,263	806
Capital expenditures	(4,161)	(1,852)	(2,039)
Additions to intangible and other noncurrent assets	(155)	(197)	(305)
Proceeds from settlement of contract of acquired company	95

Net cash provided by (used in) investing activities from
continuing operations	5,239	(1,125)	(3,150)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	1,045	291	(330)

CASH AND CASH EQUIVALENTS, beginning of year	505	214	544

CASH AND CASH EQUIVALENTS, end of year	$1,550	$505	$214

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Dollars in millions)

		Common Stock						Accumulated Other Comprehensive Income (Loss)

	Series B Preferred Stock	Class A	Class A Special	Class B	Additional Capital	Retained Earnings	Treasury Stock At Cost	Unrealized Gains (Losses)	Cumulative Translation Adjustments	Total

BALANCE, JANUARY 1, 2001	$60		$9		$12,529	$1,055		$446	($13)	$14,086
Comprehensive income:
Net income						609
Unrealized gains on marketable securities,
net of deferred taxes of $114								212
Reclassification adjustments for gains included
in net income, net of deferred taxes of $264								(491)
Unrealized losses on effective portion of cash
flow hedges, net of deferred taxes of $0.3								(1)
Cumulative translation adjustments									(9)
Total comprehensive income										320
Stock compensation plans					55	(16)				39
Retirement of common stock					(11)	(16)				(27)
Conversion of Series B preferred	(60)				60
Temporary equity related to put options					55					55

BALANCE, DECEMBER 31, 2001			9		12,688	1,632		166	(22)	14,473
Comprehensive loss:
Net loss						(274)
Unrealized losses on marketable securities,
net of deferred taxes of $165								(307)
Reclassification adjustments for losses included
in net loss, net of deferred taxes of $92								169
Unrealized losses on effective portion of cash
flow hedges, net of deferred taxes of $79								(146)
Cumulative translation adjustments									1
Total comprehensive loss										(557)
Acquisitions		16			31,870		(7,517)			24,369
Stock compensation plans					52	(18)				34
Employee stock purchase plan					10					10

BALANCE, DECEMBER 31, 2002		16	9		44,620	1,340	(7,517)	(118)	(21)	38,329
Comprehensive income:
Net income						3,240
Unrealized losses on marketable securities,
net of deferred taxes of $12								(23)
Reclassification adjustments for losses included
in net income, net of deferred taxes of $15								29
Cumulative translation adjustments									(7)
Total comprehensive income										3,239
Stock compensation plans					117	(28)				89
Retirement of common stock					(14)					(14)
Employee stock purchase plan					19					19

BALANCE, DECEMBER 31, 2003		$$16	$9		$$44,742	$4,552	($7,517)	($112)	($28)	$41,662

See notes to consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.	ORGANIZATION AND BUSINESS

We were incorporated in December 2001 in order to acquire AT&T Corp.‘s broadband business, which we refer to as “Broadband.” On November 18, 2002, we, Comcast Holdings Corporation (“Comcast Holdings”) and AT&T completed a transaction that resulted in the combination of Comcast Holdings and Broadband (the “Broadband acquisition”). Upon completion of the Broadband acquisition, Comcast Holdings and Broadband are our wholly owned subsidiaries, with Comcast Holdings as our predecessor. Accordingly, the accompanying financial statements include the results of Comcast Holdings for all periods presented and the results of Broadband from the date of the Broadband acquisition (see Note 5).

Our cable business is principally involved in the development, management and operation of broadband communications networks in the United States. Our consolidated cable operations served approximately 21.5 million subscribers as of December 31, 2003. Our cable business represents our only reportable segment (see Note 14).

We conduct the national networks of our content business through our consolidated subsidiaries E! Entertainment Television, Inc., The Golf Channel (“TGC”), Outdoor Life Network (“OLN”), and G4 Media, LLC. Our content business also includes Comcast Spectator, our three 24-hour regional sports programming networks, Comcast SportsNet (“CSN”), Comcast SportsNet Mid-Atlantic (“CSN Mid-Atlantic”) and Cable Sports Southeast (“CSS”), a fourth 24-hour regional sports network, Comcast SportsNet Chicago (“CSN Chicago”), that we anticipate will launch in October 2004, and our regional network, CN8. Our regional networks are included in our cable segment as they derive a substantial portion of their revenues from our cable operations and are managed by cable segment management.

On September 17, 2003, we sold our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Accordingly, we present QVC as a discontinued operation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (see Note 5).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation
The consolidated financial statements include our accounts and all entities that we directly or indirectly control. We have eliminated all significant intercompany accounts and transactions among consolidated entities.

Variable Interest Entities
We account for our interests in variable interest special purpose entities (“SPEs”) in accordance with Financial Accounting Standards Board (“FASB”) Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). We consolidate all SPEs for which we are the primary beneficiary and for which the entities do not effectively disperse risks among parties involved. We do not consolidate variable interest entities that effectively disperse risks unless we hold an interest or combination of interests that effectively recombines risks that were previously dispersed. We adopted the initial recognition and measurement provisions of FIN 46 effective January 1, 2002. The adoption of FIN 46 had no impact on our financial condition or results of operations. See Note 3 for further discussion of FIN 46 interpretations and amendments.

Our Use of Estimates
We prepare our financial statements in conformity with accounting principles generally accepted in the United States, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for certain items, such as allowances for doubtful accounts, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions, certain acquisition-related liabilities, pensions and other postretirement benefits, income taxes and contingencies.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Fair Values
We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We based these fair value estimates on pertinent information available to us as of December 31, 2003 and 2002. We have not comprehensively updated these fair value estimates for purposes of these consolidated financial statements since such dates.

Cash Equivalents
Cash equivalents consist principally of commercial paper, money market funds, US Government obligations and certificates of deposit with maturities of three months or less when purchased. The carrying amounts of our cash equivalents approximate their fair values.

Investments
Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted periodically to recognize our proportionate share of the investees’ net income or losses after the date of investment, amortization of basis differences, additional contributions made and dividends received, and impairment losses resulting from adjustments to net realizable value. Prior to the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002, the goodwill resulting from differences between our recorded investments and our proportionate interests in the book value of the investees’ net assets were amortized to equity in net income or loss, primarily over a period of 20 years. Subsequent to the adoption of SFAS No. 142, we no longer amortize such equity method goodwill (see Notes 6 and 7).

Unrestricted publicly traded investments are classified as available for sale or trading securities and recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income (loss). Unrealized gains or losses resulting from changes in fair value between measurement dates for trading securities are recorded as a component of investment income (loss), net. Cash flows from all trading securities are classified as cash flows from operating activities while cash flows from all other investment securities are classified as cash flows from investing activities in our statement of cash flows.

Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known decrease in value (see Note 6).

Property and Equipment Depreciation is recorded using the straight-line method over estimated useful lives and the significant components of property and equipment are as follows (in millions):

	Useful Life	December 31, 2003	December 31, 2002

Transmission and distribution plant	2-15 years	$22,609	$19,027
Buildings and building improvements	3-40 years	1,255	1,271
Land	N/A	152	172
Other	2-10 years	1,020	1,766

Property and equipment, at cost		25,036	22,236
Less: accumulated depreciation		(6,563)	(3,855)

Property and equipment, net		$18,473	$18,381

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

We capitalize improvements that extend asset lives and expense other repairs and maintenance charges as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and the gain or loss on disposition is recognized as a component of depreciation expense.

We capitalize the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as certain indirect costs.

Intangible Assets
Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with business combinations. Prior to the adoption of SFAS No. 142, we amortized the value of these rights over periods related to the term of the related franchise agreements. Subsequent to the adoption of SFAS No. 142, we no longer amortize cable franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically for each franchise based on the factors included in SFAS No. 142. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 to 15 years.

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. Prior to the adoption of SFAS No. 142, we amortized goodwill over estimated useful lives ranging principally from 20 to 30 years. Subsequent to the adoption of SFAS No. 142, we no longer amortize goodwill.

We are required to test our goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually. The provisions of SFAS No. 142 required the completion of an initial transitional impairment assessment, with any impairments identified treated as a cumulative effect of a change in accounting principle. We completed this assessment in 2002 and determined that no cumulative effect resulted from adopting this change in accounting principle. The provisions of SFAS No. 142 also require the completion of an annual impairment test, with any impairments recognized in current earnings.

Other intangible assets consist principally of franchise related customer relationships acquired in business combinations subsequent to the adoption of SFAS No. 141, “Business Combinations,” on July 1, 2001, cable and satellite television distribution rights, cable franchise renewal costs, contractual operating rights, computer software, programming costs and rights, and non-competition agreements. We record these costs as assets and amortize them on a straight-line basis over the term of the related agreements or estimated useful life, which generally range from 2 to 20 years.

Certain of our content subsidiaries have entered into multi-year affiliation agreements with various cable and satellite television system operators for carriage of their respective programming. We capitalize cable or satellite television distribution rights and amortize them on a straight-line basis over the term of the related distribution agreements of 5 to 11 years. We classify the amortization of distribution fees paid by our content subsidiaries pursuant to Emerging Issues Task Force (“EITF”) 01-09, “Accounting for Consideration Given to a Customer (including a reseller of the Vendors Products)". Under EITF 01-09, the amortization of such fees is classified as a reduction of revenue unless the content subsidiary receives, or will receive, an identifiable benefit from the cable or satellite system operator separate from the distribution fee, in which case we recognize the fair value of the identified benefit as an operating expense in the period in which it is received.

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

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Valuation of Long-Lived and Indefinite-Lived Assets
We periodically evaluate the recoverability of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

We evaluate the recoverability of our goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. We perform the impairment assessment of our goodwill one level below the business segment level, except for our cable business. In our cable business, components one level below the segment level are not separate reporting units and also have similar economic characteristics that allow them to be aggregated into one reporting unit at the cable segment level. During 2002 and 2003, we performed the impairment assessment of our cable franchise rights at the cable segment level based on our analysis of the factors outlined in EITF 02-07, “Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets.” Effective in the first quarter of 2004, we will change the unit of accounting used for testing impairment to geographic regions and will perform impairment testing on our cable franchise rights. We do not anticipate recording any impairment charge in connection with the impairment testing.

We estimate the fair value of our cable franchise rights primarily based on multiples of operating income before depreciation and amortization generated by the underlying assets, discounted cash flow analyses, analyses of current market transactions and profitability information, including estimated future operating results, trends or other determinants of fair value. If the value of our cable franchise rights determined by these evaluations is less than its carrying amount, an impairment charge would be recognized for the difference between the estimated fair value and the carrying value of the assets.

Foreign Currency Translation
We translate assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, into US dollars at the December 31 exchange rate and record the related translation adjustments as a component of other comprehensive income. We translate revenues and expenses using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other income.

Revenue Recognition
We recognize video, high-speed Internet, and phone revenues as service is provided. We manage credit risk by disconnecting services to customers who are delinquent. We recognize advertising sales revenue at estimated realizable values when the advertising is aired. Installation revenues obtained from the connection of subscribers to our broadband communications network are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. Revenues derived from other sources are recognized when services are provided or events occur. Under the terms of our franchise agreements, we are generally required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. We classify fees collected from cable subscribers as a component of revenues pursuant to EITF 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred.”

Our content businesses recognize affiliate fees from cable and satellite television system operators as programming is provided. Advertising revenue is recognized in the period in which commercial announcements or programs are telecast in accordance with the broadcast calendar. In certain instances, our content businesses guarantee viewer ratings for their programming. A liability for deferred revenue is provided for estimated shortfalls, which are primarily settled by providing additional advertising time.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Programming Costs
Our cable subsidiaries have received or may receive distribution fees from programming networks for carriage of their programming. We reflect the deferred portion of these fees within noncurrent liabilities and recognize the fees as a reduction of programming costs (which are included in operating expenses) over the term of the programming contract.

Stock-Based Compensation
We account for stock-based compensation in accordance with Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees,”and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of our stock or other determinants of fair value (see Note 10).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The following table illustrates the effect on net income (loss) and earnings (loss) per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. Upon further analysis during 2003, it was determined that the expected option lives for options granted in prior years should have been 7 years rather than the 8 years used previously. The amounts in the table reflect this revision for all periods presented. Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions, except per share data):

	Year Ended December 31,
	2003	2002	2001

Net income (loss), as reported	$3,240	($274)	$609
Add: Total stock-based compensation expense
included in net income (loss), as reported above	10	11	10
Deduct: Total stock-based compensation
expense determined under fair value based method
for all awards relating to continuing operations, net of
related tax effects	(160)	(126)	(110)
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards relating to
discontinued operations, net of related tax effects	(12)	(19)	(17)

Pro forma, net income (loss)	$3,078	($408)	$492

Basic earnings (loss) from continuing operations before
cumulative effect of accounting change for common stockholders per common share:
As reported	($0.10)	($0.42)	$0.00
Pro forma	($0.16)	($0.53)	($0.10)

Diluted earnings (loss) from continuing operations before
cumulative effect of accounting change for common stockholders per common share:
As reported	($0.10)	($0.42)	$0.00
Pro forma	($0.16)	($0.53)	($0.10)

Basic earnings (loss) for common stockholders per
common share:
As reported	$1.44	($0.25)	$0.64
Pro forma	$1.36	($0.37)	$0.52

Diluted earnings (loss) for common stockholders per
common share:
As reported	$1.44	($0.25)	$0.63
Pro forma	$1.36	($0.37)	$0.51

The weighted-average fair value at date of grant of a Class A common stock option granted under our option plans during 2003 was $9.81 and during 2002 was previously presented as $10.72, and was recalculated as $9.81 based on the revised estimate of expected option life. The weighted-average fair value at date of grant of a Class A Special common stock option granted under the option plans during 2002 and 2001 was previously presented as $14.93 and $19.07, respectively, and was recalculated as $13.72 and $17.73, respectively, based on the revised estimate of expected option life. The fair value of each option granted during 2003, 2002 and 2001 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

	2003	2002		2001

	Class A Common Stock	Class A Common Stock	Class A Special Common Stock	Class A Special Common Stock

Dividend yield	0%	0%	0%	0%
Expected volatility	29.3%	29.2%	29.6%	35.6%
Risk-free interest rate	3.2%	4.0%	4.9%	5.0%
Expected option lives (in years)	5.9	7.0	7.0	7.0
Forfeiture rate	3.0%	3.0%	3.0%	3.0%

The pro forma effect on net income (loss) and net income (loss) per share for the years ended December 31, 2003, 2002 and 2001 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and also because additional awards in future years are anticipated.

Postretirement and Postemployment Benefits
We charge to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services (see Note 9).

Investment Income (Loss), Net
Investment income (loss), net includes interest income, dividend income, and gains and losses on the sales and exchanges of marketable securities and long-term investments. We recognize realized gains and losses using the specific identification method. Investment income (loss), net also includes unrealized gains or losses on trading securities, fair value adjustments on derivative instruments and hedged items, and impairment losses resulting from adjustments to the net realizable value of certain of our investments (see Note 6).

Income Taxes
We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 11).

Derivative Financial Instruments
We use derivative financial instruments for a number of purposes. We manage our exposure to fluctuations in interest rates by entering into interest rate exchange agreements (“Swaps”), interest rate lock agreements (“Rate Locks”), interest rate cap agreements (“Caps”) and interest rate collar agreements (“Collars”). We manage the cost of our share repurchases through the sale of equity put option contracts (“Comcast Put Options”). We manage our exposure to fluctuations in the value of certain of our investments by entering into equity collar agreements (“Equity Collars”) and equity put option agreements (“Equity Put Options”). We make investments in businesses, to some degree, through the purchase of equity call option or call warrant agreements (“Equity Warrants”). We have issued indexed debt instruments (“Exchangeable Notes” and “ZONES”) and entered into prepaid forward sale agreements (“Prepaid Forward Sales”) whose value, in part, is derived from the market value of certain publicly traded common stock, and have also sold call options on certain of our investments in equity securities in order to monetize a portion of those investments. Equity hedges are used to manage exposure to changes in equity prices associated with stock appreciation rights of certain of Broadband’s previously affiliated companies. These equity hedges are recorded at fair value based on market quotes.

On January 1, 2001, we adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS No. 133 established accounting and reporting standards for derivative instruments, including certain derivative

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

instruments embedded in other contracts and hedging activities. SFAS No. 133 requires that all derivative instruments, whether designated in hedging relationships or not, be recorded on the balance sheet at their fair values. Upon adoption of SFAS No. 133, we recognized as income a cumulative effect of accounting change, net of related income taxes, of $385 million. The increase in income consisted of a $400 million adjustment to record the debt component of indexed debt at a discount from its value at maturity and $192 million principally related to the reclassification of gains previously recognized as a component of accumulated other comprehensive income (loss) on our equity derivative instruments, net of related income taxes of $207 million.

For derivative instruments designated and effective as fair value hedges, such as our Equity Collars, Equity Put Options and Fixed to Variable Swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as our Variable to Fixed Swaps and Rate Locks, the effective portion of any hedge is reported in other comprehensive income (loss) until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

When a fair value hedge is terminated, sold, exercised or has expired, the adjustment in the carrying amount of the fair value hedged item is deferred and recognized into earnings when the hedged item is recognized in earnings. When a hedged item is settled or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable rate debt is settled, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

Equity Warrants and Equity Collars are adjusted to estimated fair value on a current basis with the result included in investment income (loss), net in our consolidated statement of operations.

Derivative instruments embedded in other contracts, such as our Exchangeable Notes, ZONES and Prepaid Forward Sales, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in our consolidated balance sheet with changes in estimated fair value recorded in investment income (loss), net.

We periodically examine those instruments we use to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, reduce our risks relating to interest rates or equity prices and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are reflected on a current basis in our consolidated statement of operations.

We do not hold or issue any derivative financial instruments for trading purposes and are not a party to leveraged instruments (see Note 8). We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

Sale of Stock by a Subsidiary or Equity Method Investee
Changes in our proportionate share of the underlying equity of a consolidated subsidiary or equity method investee that result from the issuance of additional securities by such subsidiary or investee are recognized as gains or losses in our consolidated statement of operations unless gain realization is not assured in the circumstances. Gains for which realization is not assured are credited directly to additional capital.

Securities Lending Transactions
We may enter into securities lending transactions pursuant to which we require the borrower to provide cash collateral equal to the value of the loaned securities, as adjusted for any changes in the value of the underlying

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

loaned securities. Loaned securities for which we maintain effective control are included in investments in our consolidated balance sheet.

Reclassifications Certain reclassifications have been made to the prior years’ consolidated financial statements to conform to those classifications used in 2003.

3.	RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 143
The FASB issued SFAS No. 143, “Accounting for Asset Retirement Obligations,” in June 2001. SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002. We adopted SFAS No. 143 on January 1, 2003. SFAS No. 143 requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. Certain of our franchise agreements and leases contain provisions requiring us to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. We expect to continually renew our franchise agreements and have concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, it is remote that we would be required to incur significant restoration or removal costs. We would record an estimated liability in the unlikely event a franchise agreement containing such a provision is no longer expected to be renewed. We also expect to renew many of our lease agreements related to the continued operation of our cable business in the franchise areas. For our lease agreements, the liabilities related to the removal provisions, if any, are either not estimable due to the wide range of potential expiration dates or are not material.

SFAS No. 148
The FASB issued SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure,” in December 2002. SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 to require disclosure about the effects on reported net income of an entity’s stock-based employee compensation in interim financial statements. SFAS No. 148 is effective for fiscal years beginning after December 31, 2002. We adopted SFAS No. 148 on January 1, 2003. We did not change to the fair value based method of accounting for stock-based employee compensation. Accordingly, the adoption of SFAS No. 148 would only affect our financial condition or results of operations if we elect to change to the fair value method specified in SFAS No. 123.

SFAS No. 149
In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” The Statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003, for hedging relationships designated after June 30, 2003, and to certain preexisting contracts. We adopted SFAS No. 149 on July 1, 2003 on a prospective basis in accordance with the new statement. The adoption of SFAS No. 149 did not have a material impact on our financial condition or results of operations.

SFAS No. 150
In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within its scope as a liability or, in some circumstances, as an asset, with many such financial instruments having been previously classified as equity. We adopted SFAS No. 150 on July 1, 2003. In connection with the adoption of SFAS No. 150, we reclassified our subsidiary preferred shares totaling

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

approximately $1.6 billion previously included in minority interest to other noncurrent liabilities in our consolidated balance sheet.

The FASB is addressing certain implementation issues associated with the application of SFAS No. 150. In October 2003, the FASB decided to defer certain provisions of SFAS No. 150 related to mandatorily redeemable financial instruments representing non-controlling interests in subsidiaries included in consolidated financial statements. We will monitor the actions of the FASB and assess the impact, if any, that these actions may have on our financial statements.

FIN 45
In November 2002, the FASB issued Interpretation No. 45, “Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others” (“FIN 45”). FIN 45 expands on the accounting guidance of SFAS No.‘s 5, 57, and 107 and supercedes FIN 34. FIN 45 clarifies that a guarantor is required to disclose in its interim and annual financial statements its obligations under certain guarantees that it has issued, including the nature and terms of the guarantee, the maximum potential amount of future payments under the guarantee, the carrying amount, if any, for the guarantor’s obligations under the guarantee, and the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. FIN 45 also clarifies that, for certain guarantees, a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. FIN 45 does not prescribe a specific approach for subsequently measuring the guarantor’s recognized liability over the term of the related guarantee. The initial recognition and initial measurement provisions of FIN 45 apply on a prospective basis to certain guarantees issued or modified after December 31, 2002. The disclosure requirements in FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. We adopted the disclosure provisions of FIN 45 in the fourth quarter of 2002 and adopted the initial recognition and measurement provisions of FIN 45 on January 1, 2003, as required by the Interpretation (see Note 13). The impact of the adoption of FIN 45 will depend on the nature and terms of guarantees into which we enter or modify in the future.

FIN 46/FIN 46R
In January 2003, the FASB issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). We adopted the provisions of FIN 46 effective January 1, 2002. Since our initial application of FIN 46, the FASB addressed various implementation issues regarding the application of FIN 46 to entities outside its originally interpreted scope, focusing on SPEs. In December 2003, the FASB revised FIN 46 (“FIN 46R”), which delayed the required implementation date for entities that are not SPEs. We have elected to defer the adoption of FIN 46R until March 31, 2004 for our non-SPE entities, such as our equity method investments in operating companies. We are analyzing the effect of FIN 46R on the accounting for our equity method investments and do not believe it will have a material impact on our financial condition or results of operations.

4.	EARNINGS PER SHARE

Earnings (loss) per common share is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis. Weighted average shares outstanding for 2002 include 158.8 million of the 1.348 billion of our Class A common stock we issued in connection with the Broadband acquisition on November 18, 2002.

Our potentially dilutive securities include potential common shares related to our Zero Coupon Convertible Debentures due 2020 (the “Zero Coupon Debentures” — see Note 8), stock options, restricted stock, Series B convertible preferred stock, and Comcast Put Options. Diluted earnings for common stockholders per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss as the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our Zero Coupon Debentures in periods in which the weighted average closing sale price of our Class A Special common stock during the period is not greater than 110% of the accreted

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

conversion price. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. Diluted EPS excludes the impact of potential common shares related to Comcast Put Options in periods in which the Comcast Put Options’ exercise price was less than the average market price of our Class A Special common stock during the period. Diluted EPS excludes the impact of potential common shares related to our Class A Special common stock held in treasury because it is our intent to settle the related Comcast exchangeable notes using cash (see Note 8).

Diluted EPS for 2003 and 2002 excludes approximately 145.5 million and 90.8 million potential common shares, respectively, related to our stock option plans, restricted stock plan and Zero Coupon Debentures because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss from continuing operations.

Diluted EPS for 2001 excludes approximately 25.9 million potential common shares related to our Zero Coupon Debentures, our stock option plans and our Put Options.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders from continuing operations before cumulative effect of accounting change for the years presented:

	(Amounts in millions, except per share data) Year Ended December 31,

	2003				2002				2001

	Loss	Shares	Per Share Amount		Loss	Shares	Per Share Amount		Income	Shares	Per Share Amount

Basic EPS for common
stockholders	($218)	2,256	($0.1	0)	($469)	1,110	($0.4	2)	$4	950	$0.00
Effect of Dilutive
Securities
Assumed conversion
of Series B convertible
preferred stock										1
Assumed exercise of
stock option and
restricted stock plans										14

Diluted EPS	($218)	2,256	($0.1	0)	($469)	1,110	($0.4	2)	$4	965	$0.00

5.	ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Acquisition of Broadband
On November 18, 2002, we completed the acquisition of Broadband. The results of the Broadband operations have been included in our consolidated financial statements since that date. The acquisition created the largest cable operator in the United States by combining Broadband’s and our cable networks.

The consideration to complete the acquisition of Broadband was $50.660 billion, consisting of $25.495 billion of our common stock and options, $24.740 billion of assumed debt, and $425 million of transaction costs directly related to the acquisition. We issued approximately 1.348 billion shares of our common stock (excluding shares of Class A common stock issued and classified as treasury stock) consisting of 1.233 billion shares of our Class A common stock to Broadband shareholders in exchange for all of AT&T’s interests in Broadband, and the issuance of

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

approximately 100.6 million shares and 14.4 million shares of our Class A and Class A Special common stock, respectively, to Microsoft in exchange for Broadband shares that Microsoft received immediately prior to the completion of the Broadband acquisition for settlement of its $5 billion aggregate principal amount in quarterly income preferred securities. We also issued 61.1 million options in exchange for outstanding Broadband options. The shares issued for Broadband were valued based on a price per share of $18.80 that reflects the weighted average market price of Comcast Holdings common stock during the period beginning two days before and ending two days after August 12, 2002. The acquisition was structured as a tax-free transaction to us, to Comcast Holdings and to AT&T. The identification of Comcast Holdings as the acquiring entity was made after careful consideration of all facts and circumstances, including those outlined in SFAS No. 141 related to voting rights, the existence of a large minority voting interest, governance arrangements and composition of senior management.

Under the terms of the original merger agreement dated December 19, 2001, we were to assume public debt of Broadband’s subsidiaries and fund Broadband’s intercompany payable due to AT&T. Subsequent to the original merger agreement, economic and business factors changed resulting in a modification of the consideration to be exchanged. On August 12, 2002, in connection with the filing of a proposed exchange offer by AT&T, the form of consideration to be exchanged was modified to provide for the assumption by Broadband of a portion of AT&T’s public debt securities, thereby increasing the amount of debt assumed by us by $3.5 billion and reducing the amount of intercompany indebtedness paid at closing. This modification represented a substantive change in the non-equity, or “other” consideration, being paid, resulting in a new measurement date for determining the value of the common stock issued in the acquisition. Accordingly, the fair value of the shares issued for Broadband was based on the August 12, 2002 measurement date.

Purchase Price Allocation. The application of purchase accounting under SFAS No. 141 requires that the total purchase price be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. The allocation process requires an analysis of acquired contracts, franchise related customer relationships, employee benefit plans, contractual commitments and legal contingencies to identify and record the fair value of all assets acquired and liabilities assumed. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to: future expected cash flows; market rate assumptions for contractual obligations; actuarial assumptions for benefit plans; settlement plans for litigation and contingencies; and appropriate discount rates. During 2003, we finalized the purchase price allocation except for certain of the litigation contingencies relating to our share of AT&T’s potential liability associated with the At Home Corporation litigation where we are waiting for additional information that we have arranged with AT&T to obtain. We expect to obtain this information during 2004 (see Note 13).

As of the acquisition date, we initiated certain integration activities based on a preliminary plan to terminate employees and exit certain contractual obligations. Under the guidance in EITF 95-3 “Recognition of Liabilities in Connection with a Purchase Business Combination,” the plan must be finalized within one year of the acquisition date and must identify all significant actions to be taken to complete the plan. Therefore, costs related to terminating employees and exiting contractual obligations of the acquired entity are included in the purchase price allocation. Changes to these estimated termination or exit costs are reflected as adjustments to the purchase price allocation to the extent they occur within one year of the acquisition date or if there are reductions in the amount of estimated termination or exit costs accrued. Otherwise, changes will affect results of operations.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The following table summarizes the fair values of the assets acquired and liabilities assumed and the related deferred income taxes as of the acquisition date and reflects adjustments to the purchase price allocation during 2003.

Current assets	$1,768
Investments	17,325
Property, plant & equipment	11,023
Amortizable intangible assets:
Franchise related customer relationships	3,386
Other	146
Cable franchise rights	34,390
Goodwill	9,178
Other noncurrent assets	300

Total assets	77,516

Accounts payable, accrued expenses and other current liabilities	(4,407)
Short-term debt and current portion of long-term debt	(8,049)
Long-term debt	(16,691)
Deferred income taxes	(18,397)
Other non-current liabilities	(5,178)

Total liabilities	(52,722)

Comcast shares held by Broadband, classified as treasury stock	1,126

Net assets acquired	$25,920

In the aggregate, the intangible assets that are subject to amortization have a weighted average useful life of 4 years. Franchise related customer relationships have a weighted average useful life of 4 years. The $9.178 billion of goodwill, none of which was deductible for income tax purposes, was assigned to our cable segment.

Liabilities associated with exit activities originally recorded in the purchase price allocation consist of accrued employee termination and related costs of $602 million and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during 2003 were as follows (in millions):

	Employee Termination and Related Costs	Contract Exit Costs

Balance, December 31, 2002	$492	$913
Payments	(216)	(48)
Adjustments	(141)	(412)
Interest accretion		8

Balance, December 31, 2003	$135	$461

The adjustments in the preceding table reflect reductions in the estimated payments related to employee termination and contract exit costs.

2003 Acquisitions
In December 2003, we, in conjunction with affiliates of the Chicago Blackhawks, Bulls, Cubs and White Sox professional sports teams, formed Comcast SportsNet Chicago. This new 24-hour regional sports network will be available to approximately 1.5 million of our Chicago-area subscribers upon its launch in October 2004. We acquired our controlling interest in this network for approximately $87 million in cash. The preliminary purchase

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

price allocation resulted in the recording of $87 million of contract-related intangibles to be amortized over a period of 15 years.

In December 2003, we acquired the approximate 8.6% interest in TGC previously held by the Tribune Company for $100 million in cash. This amount has been allocated to cable and satellite television distribution rights and goodwill pending completion of a valuation. As a result, we now own 99.9% of TGC.

Bresnan Transaction
On March 20, 2003, we completed the previously announced transaction with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC (together, “Bresnan”) pursuant to which we transferred cable systems serving approximately 314,000 subscribers in Montana, Wyoming, Colorado and Utah to Bresnan that we had acquired in connection with the Broadband acquisition. We received $525 million in cash, plus preferred and common equity interests in Bresnan in exchange for these cable systems. The assets of $613 million (which consist primarily of cable franchise rights, other intangible assets and property and equipment) were reported as current assets held for sale in accordance with SFAS No. 144 in our consolidated balance sheet as of December 31, 2002. The transfer of these cable systems was accounted for at fair value with no gain or loss recognized. The results of operations for these cable systems for the first quarter of 2003 were not significant and were included in equity in net losses of affiliates in our consolidated statement of operations.

TWE Restructuring
On March 31, 2003, we completed the restructuring of our investment in Time Warner Entertainment Company L.P. (“TWE”). As a result of the restructuring, Time Warner Inc. (“Time Warner”) assumed complete control over TWE’s content assets, including Home Box Office, Warner Bros., and stakes in The WB Network, Comedy Central and Court TV. All of Time Warner’s interests in cable, including those held through TWE, are now held through or for the benefit of a new subsidiary of Time Warner called Time Warner Cable Inc. (“TWC”). In exchange for our 27.6% interest in TWE, we received common-equivalent preferred stock of Time Warner, which will be converted into $1.5 billion of Time Warner common stock valued upon completion of an effective registration statement filing with the SEC, and we received a 21% economic stake in the business of TWC. In addition, we received $2.1 billion in cash that was used immediately to repay amounts outstanding under certain of our credit facilities (see Notes 6 and 8). The TWE restructuring was accounted for as a fair value exchange with no gain or loss recognized. Under the restructuring agreement, we have registration rights that should facilitate the disposal or monetization of our shares in TWC and in Time Warner. On December 29, 2003, demand registration rights were exercised to start the registration process for the sale of up to 17.9% of TWC.

As part of the process of obtaining approval of the Broadband acquisition from the Federal Communications Commission (“FCC”), at the closing of the Broadband acquisition, we placed our entire interest in TWE in trust for orderly disposition. Any non-cash consideration received in respect of such interest as a result of the TWE restructuring, including the Time Warner and TWC stock, will remain in trust until disposed of or FCC approval is obtained to remove such interests from the trust.

Under the trust, the trustee has exclusive authority to exercise any management or governance rights associated with the securities in trust. The trustee also has the obligation, subject to our rights as described in the last sentence of this paragraph, to exercise available registration rights to effect the sale of such interests in a manner intended to maximize the value received consistent with the goal of disposing such securities in their entirety by November 2007. Following this time, if any securities remain in trust, the trustee will be obligated to dispose of the remaining interests as quickly as possible, and in any event by May 2008. The trustee is also obligated, through November 2007, to effect certain specified types of sale or monetization transactions with respect to the securities as may be proposed by us from time to time.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Sale of QVC
On September 17, 2003, we completed the sale to Liberty Media Corporation (“Liberty”) of all shares of QVC common stock held by a number of our direct wholly-owned subsidiaries for an aggregate value of approximately $7.7 billion, consisting of $4 billion principal amount of Liberty’s Floating Rate Senior Notes due 2006 (the “Liberty Notes”), $1.35 billion in cash and approximately 218 million shares of Liberty Series A common stock. The shares had a fair value on the closing date of $10.73 per share. As a condition of closing, certain equity awards were required to be settled. The cost of settling the awards was included in costs of the transaction. The consideration received, net of transaction costs, over our carrying value of the net assets of QVC resulted in a gain of approximately $3.290 billion, net of approximately $2.865 billion of related income taxes.

The current and noncurrent assets and liabilities of QVC included within the related discontinued operations captions are as follows (in millions):

December 31, 2002

Cash	$276
Accounts receivable, less allowance for doubtful accounts	569
Inventories, net	479
Other current assets	157

Total current assets of discontinued operations	$1,481

Property and equipment, net of accumulated depreciation	$485
Goodwill	835
Other intangible assets, net of accumulated amortization	170
Other noncurrent assets, net	105

Total noncurrent assets of discontinued operations	$1,595

Accounts payable	$367
Accrued expenses and other current liabilities	449

Total current liabilities of discontinued operations	$816

Minority interest	$867
Other noncurrent liabilities	56

Total noncurrent liabilities and minority interest
of discontinued operations	$923

The results of operations of QVC prior to its disposition are included within income from discontinued operations, net of tax as follows (in millions):

	Year Ended December 31,
	2003	2002	2001

Revenues	$2,915	$4,381	$3,917
Income before income taxes and minority interest	$496	$624	$627
Income tax expense	$184	$263	$254

For financial reporting purposes, the QVC transaction is presented as having occurred on September 1, 2003. As such, the 2003 period includes QVC operations through August 31, 2003, as reported to us by QVC.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

2001 Acquisitions and Exchanges
In 2001, we acquired the regional sports programming network Home Team Sports (“HTS”) from Viacom, Inc. (“Viacom”) and Affiliated Regional Communications, Ltd. (“ARC”), various cable systems serving an aggregate of 697,000 subscribers from AT&T, and additional interests in programming networks TGC and OLN from Fox Entertainment Group, Inc. (“Fox Entertainment”). Upon closing of the OLN acquisition, we exchanged our 14.5% interest in the Speedvision Network (“SVN”), together with a previously made loan, for Fox Entertainment’s interest in OLN and recorded to other income a pre-tax gain of $107 million, representing the difference between the estimated fair value of our interest in SVN as of the closing date of the transaction and our cost basis in SVN. In 2001, we also completed our cable systems exchange with Adelphia Communications Corporation (“Adelphia”). We recorded to other income a pre-tax gain of $1.199 billion, representing the difference between the estimated fair value of $1.799 billion as of the closing date of the transaction and our cost basis in the systems exchanged.

The acquisitions we completed during 2001 were accounted for under the purchase method of accounting. As such, our results include the operating results of the acquired businesses from the dates of acquisition. A summary of our acquisitions and cable systems exchange for 2001 is as follows (dollars in millions):

Acquisition/Exchange	% Interest Acquired	Date	Seller	Consideration	Value

2001

OLN	83.2%	October 30	Fox Entertainment	Cash and 14.5% interest in SVN	$512

AT&T Cable System	100%	June 30	AT&T	Cash	$519

TGC	30.8%	June 8	Fox Entertainment	Cash	$365

AT&T Cable Systems	100%	April 30	AT&T	63.9 million shares of AT&T common stock	$1,423

HTS	100%	February 14	Viacom and ARC	Cable distribution of programming	$240

Adelphia Exchange	100%	January 1	Adelphia	Cable systems	$1,799

The Broadband acquisition, our cable systems exchange with Adelphia, and certain of our acquisitions did not result in cash payments but affected recognized assets and liabilities (see Note 12).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Unaudited Pro Forma Information
The following unaudited pro forma information has been presented as if the Broadband acquisition occurred on January 1, 2001 and the acquisitions and cable systems exchange we made in 2001 each occurred on January 1, 2000. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had we operated the entities acquired since such dates.

	(Amounts in millions, except per share data) Year Ended December 31,
	2002	2001

Revenues	$16,754	$16,213
Loss before cumulative effect of accounting change	($15,071)	($3,178)
Net loss	($15,071)	($2,793)
Diluted EPS	($6.55)	($1.22)

The unaudited pro forma information for the year ended December 31, 2002 includes $11.781 billion, net of tax, of goodwill and franchise impairment charges, and $56 million of asset impairment, restructuring and other charges recorded by Broadband prior to the closing of the Broadband acquisition. The unaudited pro forma information for the year ended December 31, 2001 includes $1.494 billion of asset impairment, restructuring and other charges recorded by Broadband prior to the closing of the Broadband acquisition. The unaudited pro forma information for the year ended December 31, 2001 reflects the elimination of Broadband’s amortization expense related to goodwill and cable franchise rights since the Broadband acquisition was accounted for under the provisions of SFAS No. 142.

Pro forma information reflecting our 2003 acquisitions is not presented due to immateriality.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

6.	INVESTMENTS

	December 31,
	2003	2002

	(Dollars in millions)

Fair value method
AT&T Corp.		$$287
Cablevision	970	694
Liberty	2,644	43
Microsoft	1,331	1,967
Sprint Corp. PCS Group	349	369
Vodaphone	1,245	1,759
Other	44	30

	6,583	5,149

Equity Method
Cable related	2,145	2,094
Other	242	204

	2,387	2,298

Cost method, principally TWC and Time Warner at
December 31, 2003 and TWE at December 31, 2002	8,341	10,985

Total investments	17,311	18,432

Less, current investments	2,493	3,258

Non-current investments	$14,818	$15,174

Fair Value Method
We hold unrestricted equity investments, which we account for as available for sale or trading securities, in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of December 31, 2003 and 2002 of $65 million and $72 million, respectively, have been reported in our consolidated balance sheet principally as a component of other comprehensive income (loss), net of related deferred income taxes of $23 million and $25 million, respectively.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows:

	December 31,
	2003	2002

	(Dollars in millions)

Cost	$92	$322
Unrealized gains	66	73
Unrealized losses	(1)	(1)

Fair value	$157	$394

Proceeds from the sales of available for sale securities for the years ended December 31, 2003, 2002 and 2001 were $1.2 billion, $.87 billion and $.71 billion, respectively. Gross realized gains and losses on these sales for the years ended December 31, 2003, 2002 and 2001 were $27 million, ($48) million and $10 million, respectively.

Our investments in Microsoft and Vodafone and substantially all of our investment in Cablevision are accounted for as trading securities. We also hold a series of option agreements (the “Microsoft Collars” and “Vodaphone Collars”)

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

with a single bank counterparty that limit our exposure to and benefits from price fluctuations in the Microsoft common stock and Vodafone ADRs. The Microsoft Collars and Vodafone Collars are recorded in investments at fair value, with unrealized gains or losses being recorded to investment income (loss), net. These unrealized gains or losses are substantially offset by the changes in the fair value of shares of Microsoft common stock and Vodafone ADRs.

The Liberty Notes and shares of Liberty common stock received in the sale of QVC have been registered with the SEC pursuant to the sale agreement. During 2003, we sold all $4.0 billion principal amount of the Liberty Notes for net proceeds of approximately $4.0 billion. In December 2003, we entered into a ten year prepaid forward sale of 100 million shares of Liberty common stock and we received $894 million in cash. At maturity, the counterparty is entitled to receive between 71 million and 100 million shares of Liberty common stock, or an equivalent amount of cash at our option, based upon the market value of Liberty common stock at the time. The shares of Liberty common stock are classified as trading securities.

In August 2001, we entered into a ten year prepaid forward sale of 4.0 million shares of Sprint PCS common stock and we received $78 million in cash. At maturity, the counterparty is entitled to receive between 2.5 million and 4.0 million shares of Sprint PCS common stock, or an equivalent amount of cash at our option, based upon the market value of Sprint PCS common stock at that time.

We separated both of the prepaid forward sales into their liability and derivative components and recorded both components of the prepaid forward sales obligations to other long-term liabilities. We record the change in the fair value of the derivative component and the accretion of the liability component to investment income (loss), net.

We reclassified our investment in Sprint PCS from an available for sale security to a trading security in connection with the adoption of SFAS No. 133 in 2001. In connection with this reclassification, we recorded to investment income (loss), net the accumulated unrealized gain of $1.092 billion on our investment in Sprint PCS, which was previously recorded as a component of accumulated other comprehensive income (loss).

Equity Method
Our recorded investments exceed our proportionate interests in the book value of the investees’ net assets by $1.696 billion and $1.623 billion as of December 31, 2003 and 2002, respectively (principally related to our 50% owned investments in Texas Cable Partners, Kansas City Cable Partners and Insight Midwest). A portion of this basis difference has been attributed to franchise related customer relationships of the investees. This difference is amortized to equity in net income or loss of affiliates over a period of four years. As a result of the adoption of SFAS No. 142, we do not amortize the portion of the basis difference attributable to goodwill but will continue to test such excess for impairment in accordance with APB Opinion 18, “The Equity Method of Accounting for Investments in Common Stock.”

Equity in net losses of affiliates for the year ended December 31, 2002 includes impairment losses of $31 million, related principally to other than temporary declines in our investments in and advances to certain of our equity method investees.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Summarized financial information for investments deemed significant and accounted for under the equity method was as follows (amounts in millions):

	(A) GSI Commerce, Inc.	Broadnet Consorcio, S.A.

	December 31,	December 31,
	2002	2003	2002

Current assets	$105	$3	$16
Noncurrent assets	83	42	52
Current liabilities	67	37	20
Noncurrent liabilities	0	34	25

	(A) GSI Commerce, Inc.			Broadnet Consorcio, S.A.

	For the years ended December 31,			For the years ended December 31,
	2003	2002	2001	2003	2002	2001

Revenues	$147	$173	$103	$3	$1	$24
Operating loss	(16)	(30)	(34)	(17)	(23)	(1)
Loss from continuing operation
before extraordinary items and
cumulative effect of accounting change	(15)	(34)	(31)	(18)	(23)	(1)
Net loss	(15)	(34)	(31)	(18)	(23)	(1)

(A) GSI Commerce, Inc. was an equity method investment of QVC, and such amounts are included within discontinued operations for all periods through QVC's sale date (see Note 5).

Cost Method
In connection with the TWE Restructuring, we received a 21% economic stake in the business of TWC. This investment is accounted for under the cost method because we do not have the ability to exercise significant influence over the operating and financial policies of TWC (see Note 5).

We hold two series of preferred stock of AirTouch Communications, Inc., a subsidiary of Vodafone, that are recorded at $1.409 billion and $1.394 billion as of December 31, 2003 and 2002, respectively. The dividend and redemption activity of the AirTouch preferred stock is tied to the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our subsidiaries. The subsidiary has outstanding three series of preferred stock with an aggregate redemption value of $1.750 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.650 billion with one of the series bearing a 9.08% dividend rate. The subsidiary preferred shares are recorded at $1.520 billion and $1.511 billion, respectively, and such amounts are included in other noncurrent liabilities as of December 31, 2003 and 2002.

In connection with the Broadband acquisition, we acquired an indirect interest in CC VIII, LLC, a cable joint venture with Charter Communications, Inc. In April 2002, AT&T exercised its rights to cause Paul G. Allen, Charter’s Chairman, or his designee to purchase this indirect interest. In June 2003, Paul Allen purchased our interest in CC VIII for $728 million in cash. We accounted for the sale of our interest in CC VIII at fair value with no gain or loss recognized. We used the proceeds from the sale to repay a portion of the amounts outstanding under our revolving credit facilities (see Note 8).

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Investment Income (Loss), Net Investment income (loss), net includes the following (in millions):

	Year Ended December 31,
	2003	2002	2001

Interest and dividend income	$166	$53	$59
Gains (losses) on sales and exchanges of investments, net	28	(48)	485
Investment impairment losses	(72)	(247)	(972)
Reclassification of unrealized gains			1,330
Unrealized gains (losses) on trading securities	965	(1,569)	285
Mark to market adjustments on derivatives related to trading
securities	(818)	1,284	(227)
Mark to market adjustments on derivatives and hedged items	(353)	(16)	26

Investment income (loss), net	($84)	($543)	$986

Gains (losses) on sales and exchanges of investments, net in 2001 relate principally to our investment in At Home.

The investment impairment losses for the years ended December 31, 2003, 2002 and 2001 relate principally to other than temporary declines in our investment in AT&T.

7.	GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment (see Note 14) for the periods presented are as follows (in millions):

	Cable	Corporate and Other	Total

Balance, December 31, 2002	$15,644	$918	$16,562
Purchase price allocation adjustments	(1,773)		(1,773)
Acquisitions		52	52
Intersegment transfers	20	(20)

Balance, December 31, 2003	$13,891	$950	$14,841

During 2003, we adjusted our purchase price allocation of the Broadband acquisition. The decrease to goodwill primarily relates to the changes in values assigned to property and equipment, franchise rights and franchise-related customer relationship intangible assets as a result of obtaining updated valuation reports. Additionally, a portion of this change relates to the reduction in our estimated liabilities associated with employee termination costs, estimated contractual obligations assumed in the acquisition and the impact of the adjustments on deferred taxes.

During 2003, we acquired an additional interest in TGC (see Note 5). A portion of the purchase price was allocated to goodwill.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The gross carrying amount and accumulated amortization of our intangible assets subject to amortization are as follows (in millions):

	As of December 31, 2003		As of December 31, 2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Franchise related customer
relationships	$3,386	($1,090)	$4,019	($42)
Cable and satellite television
distribution rights	1,303	(430)	1,266	(261)
Cable franchise renewal costs and
contractual operating rights	394	(126)	313	(99)
Computer software	259	(76)	126	(41)
Programming costs and rights	338	(274)	188	(143)
Non-competition agreements and other	361	(186)	252	(149)

	$6,041	($2,182)	$6,164	($735)

As of December 31, 2003, the weighted average amortization period for our intangible assets subject to amortization is 4.1 years and estimated related amortization expense for each of the five years ended December 31 is as follows (in millions):

2004	$1,096
2005	$1,013
2006	$553
2007	$318
2008	$213

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The following pro forma financial information for 2003, 2002 and 2001 is presented as if SFAS No. 142 was adopted as of January 1, 2001 (amounts in millions, except per share data):

	Years Ended December 31,
	2003	2002	2001

Net Income (Loss)
As reported	$3,240	($274)	$609
Amortization of goodwill from continuing
operations			299
Amortization of goodwill from discontinued
operations			36
Amortization of equity method goodwill			15
Amortization of franchise rights			1,083

As adjusted	$3,240	($274)	$2,042

Basic EPS
As reported	$1.44	($0.25)	$0.64
Amortization of goodwill from continuing
operations			0.31
Amortization of goodwill from discontinued
operations			0.04
Amortization of equity method goodwill			0.02
Amortization of franchise rights			1.14

As adjusted	$1.44	($0.25)	$2.15

Diluted EPS
As reported	$1.44	($0.25)	$0.63
Amortization of goodwill from continuing
operations			0.31
Amortization of goodwill from discontinued
operations			0.04
Amortization of equity method goodwill			0.02
Amortization of franchise rights			1.12

As adjusted	$1.44	($0.25)	$2.12

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

8.	LONG-TERM DEBT

	December 31,
	2003	2002

	(in millions)

Notes exchangeable into common stock, due 2003-2007	$4,318	$5,459
Notes payable to banks due in installments through 2009	2	7,767
5.30% - 6.95% Senior notes, due 2003-2037	6,723	4,267
7.05% - 7.95% Senior notes, due 2003-2097	3,492	2,832
8% - 8-7/8% Senior notes, due 2003-2032	7,726	8,710
9% - 10-1/8% Senior notes, due 2003-2023	2,794	3,015
8-1/4% - 10-5/8% Senior subordinated debentures, due 2006-2012	372	521
Zero Coupon Convertible Debentures, due 2020		86
ZONES due 2029	783	699
9.04% - 9.65% Debt supporting Trust Preferred Securities, due 2027-2038	301	805
Other, including capital lease obligations	485	748

	26,996	34,909
Less current portion	3,161	3,203
Less short-term debt		3,750

	$23,835	$27,956

Maturities of long-term debt outstanding as of December 31, 2003 for the four years after 2004 are as follows (in millions):

2005	$3,703
2006	$1,725
2007	$1,026
2008	$1,493

The Cross-Guarantee Structure
To simplify our capital structure, we and a number of our wholly-owned subsidiaries that hold substantially all of our cable communications assets have unconditionally guaranteed each other’s debt securities and indebtedness for borrowed money, including amounts outstanding under the new credit facilities. As of December 31, 2003, $20.866 billion of our debt was included in the cross-guarantee structure.

Comcast Holdings is not a guarantor and none of its debt is guaranteed under the cross-guarantee structure. As of December 31, 2003, $1.024 billion of our debt was outstanding at Comcast Holdings.

Debt Borrowings, Repayments and Refinancings
During 2003, we borrowed $9.398 billion and repaid $16.465 billion of our debt. We reduced our total debt outstanding by $7.913 billion primarily as a result of our net debt repayments and the settlements of portions of our Exchangeable Notes upon maturity of the instruments (see Notes Exchangeable into Common Stock below).

We used the proceeds from these borrowings and substantially all of the proceeds received from the following transactions, which are more fully described in Notes 5 and 6, to refinance the maturities of certain of our debt obligations and to repay our debt, including substantially all of our notes payable to banks.

•	Sale of QVC and Liberty Notes Transactions - $5.35 billion

•	TWE Restructuring - $2.1 billion

•	Sale of Interest in CC VIII, LLC - $.73 billion

•	Bresnan Transaction - $.53 billion

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

In January 2004, we entered into a new $4.5 billion, five-year revolving bank credit facility. Interest rates on this facility vary based on an underlying base rate (“Base Rate”), chosen at our option, plus a borrowing margin. The Base Rate is either LIBOR or the greater of the prime rate or the Federal Funds rate plus 0.5%. The borrowing margin is based on our senior unsecured debt ratings. The interest rate for borrowings under this revolver is LIBOR plus 0.625% based on our current credit ratings. This revolver replaces three previously existing revolvers that bore interest at LIBOR plus 0.875% and aggregated $6.0 billion which were terminated simultaneously with the effectiveness of the new facility (see Lines and Letters of Credit below).

Notes Exchangeable into Common Stock
Our Exchangeable Notes are mandatorily redeemable at our option into shares of Cablevision Class A common stock or its cash equivalent, Microsoft common stock or its cash equivalent, (i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs, and Comcast Class A Special common stock or its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. Our Exchangeable Notes are collateralized by our investments in Cablevision, Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury (see Note 6).

During 2003, we settled an aggregate of $1.851 billion of our obligations relating to our Exchangeable Notes. We settled an aggregate of $1.213 billion of our obligations relating to Microsoft and Vodafone exchangeable notes by delivering the underlying shares of common stock to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying shares expired. We also settled an aggregate of $638 million of our obligations relating to Comcast exchangeable notes by paying $498 million in cash and by exercising our options to put the underlying equity collar agreements, which had a value of $140 million, to the counterparty. The Microsoft and Vodafone transactions, and the put option exercises in the Comcast transactions, represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature. As of December 31, 2003, the securities we hold collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 6 and 12).

ZONES
At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the “ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint PCS common stock. Prior to maturity, each ZONES is exchangeable at the holders’ option for an amount of cash equal to 95% of the market value of Sprint PCS Stock. As of December 31, 2003, the number of Sprint PCS shares we held exceeded the number of ZONES outstanding.

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 6) and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

	Year Ended December 31, 2003
	Exchangeable Notes	ZONES

Balance at Beginning of Year:
Debt component	$6,981	$491
Derivative component	(1,522)	208

Total	5,459	699

Decrease in debt component due to maturities	(1,851)
Change in debt component to interest expense	(100)	24
Change in derivative component to investment income (loss), net	810	60

Balance at End of Year:
Debt component	5,030	515
Derivative component	(712)	268

Total	$4,318	$783

Interest Rates
Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate on our total debt outstanding was 7.08% and 6.00% as of December 31, 2003 and 2002, respectively. The weighted average interest rate on our short-term debt was 2.53% as of December 31, 2002.

Interest Rate Risk Management
We are exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, our policy is to maintain a mix of fixed and variable rate debt and to enter into various interest rate derivative transactions as described below.

Using Swaps, we agree to exchange, at specified intervals, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. Rate Locks are used to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt may be adversely affected by interest rate fluctuations. Caps are used to lock in a maximum interest rate should variable rates rise, but enable us otherwise to pay lower market rates. Collars limit our exposure to and benefits from interest rate fluctuations on variable rate debt to within a certain range of rates.

All derivative transactions must comply with a board-approved derivatives policy. In addition to prohibiting the use of derivatives for trading purposes or that increase risk, this policy requires quarterly monitoring of the portfolio, including portfolio valuation, measuring counterparty exposure and performing sensitivity analyses.

The following table summarizes the terms of our existing Swaps (dollars in millions):

	Notional Amount	Maturities	Average Pay Rate	Average Receive Rate	Estimated Fair Value

As of December 31, 2003
Variable to Fixed Swaps	$1,203	2004-2005	7.6%	1.7%	$25
Fixed to Variable Swaps	$2,450	2006-2027	3.7%	6.6%	$15

As of December 31, 2002
Variable to Fixed Swaps	$1,774	2003-2005	7.6%	1.9%	$64
Fixed to Variable Swaps	$300	2027	3.7%	9.7%	$41

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds (costs) to settle the outstanding contracts. While Swaps, Rate Locks, Caps and Collars represent an integral part of our interest rate risk management program, their effect on interest expense for the years ended December 31, 2003, 2002 and 2001 was not significant.

In 2002, we entered into Rate Locks to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of certain fixed rate debt in connection with the Broadband acquisition may be adversely affected by interest rate fluctuations. To the extent the Rate Locks are effective in offsetting the variability of the hedged cash flows, changes in the fair value of the Rate Locks are not included in earnings but are reported as a component of accumulated other comprehensive income (loss). Upon the assumption of certain fixed rate debt in connection with the Broadband acquisition, the value of the Rate Locks is being recognized as an adjustment to interest expense, similar to a deferred financing cost, over 15 years, which is the same period in which the related interest costs on the debt are recognized in earnings. The unrealized pre-tax losses on cash flow hedges as of December 31, 2003 and 2002 of $213 million and $228 million, respectively, have been reported in our balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $75 million and $80 million, respectively.

Estimated Fair Value
Our debt had estimated fair values of $30.218 billion and $36.826 billion as of December 31, 2003 and 2002, respectively. The estimated fair value of our publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

Debt Covenants
Certain of our and our subsidiaries’ loan agreements require that we maintain financial ratios based on debt, interest and operating income before depreciation and amortization, as defined in the agreements. In addition, certain of our subsidiary loan agreements contain restrictions on dividend payments and advances of funds to us. We were in compliance with all financial covenants for all periods presented.

As of December 31, 2003, $50 million of our cash, cash equivalents and short-term investments is restricted under contractual or other arrangements. Restricted net assets of our subsidiaries were approximately $368 million as of December 31, 2003.

Lines and Letters of Credit As of December 31, 2003, certain of our subsidiaries had unused lines of credit of $5.876 billion under their respective credit facilities.

On January 8, 2004, we refinanced three of our existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility due January 2009. As of January 8, 2004, amounts available under our lines of credit totaled $4.381 billion.

As of December 31, 2003, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $419 million to cover potential fundings under various agreements.

9.	PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

We sponsor two former Broadband pension plans that together provide benefits to substantially all former Broadband employees. Future benefits for both plans have been frozen, except for some union groups and some change-in-control payments.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The following table provides certain condensed information relating to our pension benefits and postretirement benefits for the periods presented (dollars in millions):

	Year Ended December 31,
	2003		2002

	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Net periodic benefit cost	$15	$19	$3	$10
Benefit obligation	234	200	350	154
Fair value of plan assets	69		72	1
Plan funded status and recorded benefit obligation	(166)	(195)	(277)	(176)
Discount rate	6.00%	6.25%	6.50%	6.75%
Expected return on plan assets	7.00%	N/A	7.00%	5.00%

We also sponsor various retirement-investment plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. We match a percentage of the employees’ contributions up to certain limits. Expense related to these plans amounted to $85 million, $28 million and $18 million for the years ended December 31, 2003, 2002 and 2001, respectively.

10.	STOCKHOLDERS’ EQUITY

Preferred Stock
We are authorized to issue, in one or more series, up to a maximum of 20 million shares of preferred stock. We can issue the shares with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as our board of directors shall from time to time fix by resolution.

Our Series B Preferred Stock had a 5.25% pay-in-kind annual dividend. Dividends were paid quarterly through the issuance of additional shares of our Series B Preferred Stock. In March 2001, we issued approximately 4.2 million shares of our Class A Special common stock to the holder in connection with the holder’s election to convert the remaining $60 million at redemption value of Series B Preferred Stock.

Common Stock
Our Class A Special common stock is generally nonvoting. Holders of our Class A common stock in the aggregate hold 66 2/3% of the aggregate voting power of our capital stock. The number of votes that each share of our Class A common stock will have at any given time will depend on the number of shares of Class A common stock and Class B common stock then outstanding. Each share of our Class B common stock is entitled to fifteen votes and all shares of our Class B common stock in the aggregate have 33 1/3% of the voting power of all of our common stock. The 33 1/3% aggregate voting power of our Class B common stock will not be diluted by additional issuances of any other class of our common stock. Our Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

Treasury Stock
Certain Broadband subsidiaries held AT&T preferred stock convertible into AT&T common stock. Prior to the closing of the Broadband acquisition, these subsidiaries converted the AT&T preferred stock into AT&T common stock. Upon closing of the Broadband acquisition, the shares of Broadband common stock were exchanged for approximately 243.6 million shares of our Class A common stock. We classified these shares, which are held by certain of our subsidiaries, as treasury stock within stockholders’ equity. The shares were valued at $6.391 billion based on the closing share price of our Class A common stock as of the closing date of the Broadband acquisition and will continue to be carried at this amount. The shares are deemed issued but not outstanding and are not included in the computation of Diluted EPS.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Prior to the Broadband acquisition, Broadband held approximately 47.3 million shares of our Class A Special common stock that collateralize the related Comcast exchangeable notes (see Note 8). Upon closing of the Broadband acquisition, we classified these shares, which are held by our subsidiary, as treasury stock within stockholders’ equity. The shares were valued based on the closing share price of our Class A Special common stock as of the closing date of the Broadband acquisition and will continue to be carried at this amount. The shares are deemed issued but not outstanding and are not included in the computation of Diluted EPS because it is our intent to settle the related Comcast exchangeable notes using cash.

Board-Authorized Repurchase Programs
In December 2003, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common equity securities. We expect such repurchases to occur from time to time, in the open market or in private transactions, subject to market conditions.

As part of a previous Board-authorized repurchase program, we sold Comcast Put Options on shares of our Class A Special common stock that expired unexercised in 2001.

The following table summarizes our share activity for the three years ended December 31, 2003:

		Common Stock

	Series B Preferred Stock	Class A	Class A Special	Class B

Balance, January 1, 2001	59,450	21,832,250	908,015,192	9,444,375

Stock compensation plans		(2,828)	2,515,538
Retirement of common stock			(808,000)
Conversion of Series B Preferred	(59,450)		4,208,824

Balance, December 31, 2001		21,829,422	913,931,554	9,444,375

Acquisitions		1,577,117,883	14,376,283
Shares classified as treasury stock		(243,640,500)	(47,289,843)
Stock compensation plans		66,843	1,861,961
Employee Stock Purchase Plan			463,635

Balance, December 31, 2002		1,355,373,648	883,343,590	9,444,375

Stock compensation plans		1,451,469	1,807,358
Employee Stock Purchase Plan		695,440	137,085
Repurchases of common stock			(845,000)

Balance, December 31, 2003		1,357,520,557	884,443,033	9,444,375

Stock-Based Compensation Plans
As of December 31, 2003, we and our subsidiaries have several stock-based compensation plans for certain employees, officers, directors and other persons designated by the applicable compensation committees of our and our subsidiaries’ boards of directors. These plans are described below.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Comcast Option Plans. We maintain stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the “Comcast Option Plans”). Under the Comcast Option Plans, 204 million shares of our Class A and Class A Special common stock were reserved for issuance upon the exercise of options, including those outstanding as of December 31, 2003. Option terms are generally ten years, with options generally becoming exercisable between two and 9½ years from the date of grant.

The following table summarizes the activity of the Comcast Option Plans (options in thousands):

	2003		2002		2001

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Class A Common Stock
Outstanding at beginning of year	63,575	$43.31
Options exchanged for
outstanding Broadband
options in connection with
acquisition			61,094	$44.17
Granted	25,206	28.84	2,762	24.85
Exercised	(1,264)	20.44	(43)	17.79
Canceled	(2,366)	47.14	(238)	55.19

Outstanding at end of year	85,151	39.28	63,575	43.31

Exercisable at end of year	56,110	44.90	58,135	44.91

Class A Special Common Stock
Outstanding at beginning of year	64,890	$28.57	55,521	$26.89	49,618	$23.69
Granted			13,857	32.29	10,084	37.52
Exercised	(3,176)	8.92	(2,347)	8.83	(3,360)	10.62
Canceled	(1,250)	36.19	(2,141)	30.38	(821)	30.69

Outstanding at end of year	60,464	29.43	64,890	28.57	55,521	26.89

Exercisable at end of year	29,212	25.26	22,798	21.08	16,892	15.57

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The following table summarizes information about the options outstanding under the Comcast Option Plans as of December 31, 2003 (options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding at 12/31/03	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable at 12/31/03	Weighted- Average Exercise Price

Class A Common Stock
$3.89 - $15.21	1,794	2.6 years	$9.62	1,794	$9.62
$16.11 - $27.74	24,977	8.3 years	26.25	5,574	24.28
$27.76 - $33.73	22,564	5.5 years	32.07	13,215	32.41
$33.74 - $45.07	13,241	3.3 years	38.49	12,952	38.59
$45.08 - $60.89	13,658	4.7 years	54.65	13,658	54.65
$60.90 - $89.85	8,917	4.9 years	77.65	8,917	77.65

	85,151			56,110

Class A Special Common Stock
$7.31 - $14.94	7,894	2.4 years	$10.49	7,122	$10.79
$16.94 - $25.58	13,317	5.5 years	18.40	8,008	17.03
$27.04 - $35.49	16,358	7.0 years	34.11	4,503	32.29
$35.53 - $45.17	21,445	6.8 years	38.26	8,679	38.48
$45.94 - $53.13	1,450	5.9 years	50.47	900	50.41

	60,464			29,212

Subsidiary Option Plans. Certain of our subsidiaries maintain combination stock option/stock appreciation rights (“SAR”) plans (collectively, the “Tandem Plans”) for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the eligible participant elects the SAR feature of the Tandem Plans, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are ten years from the date of grant, with options/SARs generally becoming exercisable over four to five years from the date of grant.

Other Stock-Based Compensation Plans
We maintain a restricted stock plan under which management employees may be granted restricted share awards in our Class A or Class A Special common stock (the “Restricted Stock Plan”). The share awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights. At December 31, 2003, there were 312,000 shares of our Class A common stock and 573,000 shares of our Class A Special common stock issuable in connection with restricted share awards under the Restricted Stock Plan, of which 35,000 shares and 172,000 shares were issued in January 2004, respectively.

We also maintain a deferred stock option plan for certain employees, officers and directors that provides the optionees with the opportunity to defer the receipt of shares of our Class A or Class A Special common stock which would otherwise be deliverable upon exercise by the optionees of their stock options. As of December 31, 2003, 6.1

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

million shares of Class A Special common stock were issuable under options exercised but the receipt of which was irrevocably deferred by the optionees pursuant to our deferred stock option plan.

The following table summarizes information related to our Restricted Stock Plan:

	Year Ended December 31,
	2003	2002	2001

Restricted Stock Plan
Share awards granted (in thousands)	197	61	157
Weighted-average fair value per share at date of grant	$30.85	$28.47	$39.52
Compensation expense (in millions)	$8	$8	$9

11.	INCOME TAXES

We join with our 80% or more owned subsidiaries (the “Consolidated Group”) in filing consolidated federal income tax returns. E! Entertainment files separate consolidated federal income tax returns. Income tax expense (benefit) consists of the following components (in millions):

	Year Ended December 31,
	2003	2002	2001

Current expense (benefit)
Federal	($846)	($73)	$418
State	10	40	51

	(836)	(33)	469

Deferred expense (benefit)
Federal	886	(88)	(266)
State	(66)	(7)	13

	820	(95)	(253)

Income tax expense (benefit)	($16)	($128)	$216

Our effective income tax expense differs from the statutory amount because of the effect of the following items (in millions):

	Year Ended December 31,
	2003	2002	2001

Federal tax at statutory rate	($48)	($193)	$80
Non-deductible depreciation and amortization			91
State income taxes, net of federal benefit	(37)	22	42
Foreign income and equity in net losses of affiliates	(23)	(3)	4
Adjustments to prior year accrual	90	45
Other	2	1	(1)

Income tax expense (benefit)	($16)	($128)	$216

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

        Our net deferred tax liability consists of the following components (in millions):

	December 31,
	2003	2002

Deferred tax assets:
Net operating loss carryforwards	$224	$530
Differences between book and tax basis of long-term debt	231	424
Non- deductible accruals and other	1,339	1,850

	1,794	2,804

Deferred tax liabilities:
Temporary differences, principally book and tax basis
of property and equipment and intangible assets	$21,991	$20,566
Differences between book and tax basis
of investments	5,926	6,038
Differences between book and tax basis of
indexed debt securities	456	409

	28,373	27,013

Net deferred tax liability	$26,579	$24,209

We recorded $820 million and $837 million of deferred income tax liabilities in 2003 through income tax benefit and gain on discontinued operations, respectively. We increased deferred income tax liabilities by an additional $713 million in 2003, principally in connection with adjustments made to the Broadband purchase price allocation. We recorded an increase (decrease) of $3 million, ($152) million and ($149) million to deferred income tax liabilities in 2003, 2002 and 2001, respectively, in connection with unrealized gains (losses) on marketable securities and cash flow hedges that are included in accumulated other comprehensive income (loss). We recorded $207 million of deferred income tax liabilities in 2001 in connection with the cumulative effect of accounting change related to the adoption of SFAS No. 133 (see Note 2).

We have recorded net deferred tax liabilities of $679 million and $1.105 billion, as of December 31, 2003 and 2002, respectively, that have been included in current liabilities, related primarily to our current investments. We have net operating loss carryforwards, primarily state, that expire in periods through 2023. The determination of the state net operating loss carryforwards are dependent upon the subsidiaries’taxable income or loss, apportionment percentages and other respective state laws, which can change year-to-year and impact the amount of such carryforward.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

12.	STATEMENT OF CASH FLOWS — SUPPLEMENTAL INFORMATION

The following table summarizes the fair values of the assets and liabilities associated with our acquisitions through noncash transactions (see Note 5) (in millions):

	Year Ended December 31,
	2002	2001

Current assets	$1,533	$57
Investments	17,325
Property and equipment	11,757	580
Intangible assets	46,510	3,043
Other noncurrent assets	300
Current liabilities	(4,694)	(37)
Short-term debt and current portion of long-term debt	(8,049)
Long-term debt	(16,811)
Deferred income taxes	(17,541)	(77)
Other noncurrent liabilities and minority interest	(5,831)
Comcast shares held by Broadband	1,126

Net assets acquired	$25,625	$3,566

The following table summarizes our cash payments for interest and income taxes (in millions):

	Year Ended December 31,
	2003	2002	2001

Interest	$2,053	$788	$631
Income taxes	$945	$33	$344

During the year ended December 31, 2003, we entered into non-cash financing and investing activities related to certain of our Exchangeables Notes (see Note 8). The Liberty Shares and Liberty Notes received in connection with the sale of QVC are non-cash investing activities (see Note 5).

13.	COMMITMENTS AND CONTINGENCIES

Commitments
Our programming networks have entered into license agreements for programs and sporting events that are available for telecast. In addition, we, through Comcast-Spectacor, have employment agreements with both players and coaches of our professional sports teams. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 6). The obligations expire between May 2008 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of December 31, 2003, at which time there were no quoted market prices for similar agreements.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

The following table summarizes our minimum annual commitments under program license agreements and our minimum annual rental commitments for office space, equipment and transponder service agreements under noncancellable operating leases as of December 31, 2003 (in millions):

	Programming Agreements	Operating Leases	Total

2004	$121	$200	$321
2005	173	152	325
2006	181	129	310
2007	180	109	289
2008	180	91	271
Thereafter	1,758	298	2,056

The following table summarizes our rental expense charged to operations (in millions):

	Year Ended December 31,
	2003	2002	2001

Rental expense	$157	$140	$94

Contingencies
We and the minority owner group in Comcast Spectacor each have the right to initiate an “exit” process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, we would have the option to acquire the interests in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. In the event we do not exercise this option, we and the minority owner group would then be required to use our best efforts to sell Comcast Spectacor. This exit process includes the minority owner group’s interest in CSN.

We hold the majority of our interest in E! Entertainment through Comcast Entertainment Holdings, LLC (“Entertainment Holdings”), which is owned 50.1% by us and 49.9% by The Walt Disney Company (“Disney”). Under a limited liability company agreement between us and Disney, we control E! Entertainment’s operations. As a result of the Broadband acquisition and in certain other circumstances, under the agreement Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have the right to purchase Disney’s entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Disney exercises this right within a specified time period, and Entertainment Holdings elects not to purchase Disney’s interest, Disney then has the right to purchase, at appraised fair market value, either our entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney’s nor our interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

At Home.

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001;

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

(iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements; and (iv) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against Comcast Cable Holdings, LLC and Comcast Cable Communications Holdings, Inc., as well as AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged “preference” payments in excess of $89 million allegedly made to the defendants prior to the At Home bankruptcy filing. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim against them for “control person” liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims.

Under the terms of the Broadband acquisition, we are generally contractually liable for 50% of any liabilities of AT&T relating to At Home, including most liabilities resulting from any pending or threatened litigation, with the exception, among other things, of liabilities arising out of contracts between At Home and AT&T (or its affiliates) for the benefit of the businesses retained by AT&T following the divestiture of Broadband. In those situations where we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, where we are also a defendant, there are two additional actions brought by At Home’s bondholders’ liquidating trust against AT&T, not naming us: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. Both of these actions are in the discovery stage.

We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and intend to defend all of these claims vigorously. In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

We are currently waiting to obtain additional information, and, therefore, are unable to determine what impact, if any, the final resolution of our share of these AT&T At Home potential liabilities would have on our consolidated financial position or results of operations. No assurance can be given that any adverse outcome would not be material.

AT&T.

We, in connection with our acquisition of Broadband, are potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11, Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The first lawsuit, for which our portion of the

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

exposure is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering. The second lawsuit, for which our portion of the exposure is up to 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock. The complaints seek damages in an unspecified amount, but because the trading activity during the purported class periods was extensive the amounts ultimately demanded may be significant. We and AT&T believe that AT&T has meritorious defenses and these actions are being vigorously defended. The parties are currently engaged in discovery and motions for summary judgment were filed in March 2004.

On June 24, 1998, the first of a number of purported class action lawsuits was filed by then-shareholders of Tele-Communications, Inc. (“TCI”) Series A TCI Group Common Stock (“Common A”) against AT&T and the directors of TCI relating to the acquisition of TCI by AT&T. A consolidated amended complaint combining the various different actions was filed on February 10, 1999 in the Delaware Court of Chancery. The consolidated amended complaint alleges that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received in connection with the transaction. The complaint further alleges that AT&T aided and abetted the TCI directors’ breach.

In connection with the TCI acquisition, which was completed in early 1999, AT&T agreed under certain circumstances to indemnify TCI’s former directors for certain losses, expenses, claims or liabilities, potentially including those incurred in connection with this action. In connection with the Broadband acquisition, Broadband agreed to indemnify AT&T for certain losses, expenses, claims or liabilities. Those losses and expenses potentially include those incurred by AT&T in connection with this action, both as a defendant and in connection with any obligation that AT&T may have to indemnify the former TCI directors for liabilities incurred as a result of the claims against them in this action.

On September 8, 1999, AT&T moved to dismiss the amended complaint for failure to state a cause of action against AT&T. On July 7, 2003, the Delaware Court of Chancery granted AT&T’s motion to dismiss on the ground that the complaint failed to adequately plead AT&T’s “knowing participation,” as required to state a claim for aiding and abetting a breach of fiduciary duty. The other claims made in the complaint remain outstanding. Discovery in this matter is now closed.

In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Liberty Digital.

On January 8, 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against us and Comcast Cable Holdings, LLC. The complaint alleges that Comcast Cable Holdings breached a 1997 “contribution agreement” between Liberty Digital and Comcast Cable Holdings and that we tortiously interfered with that agreement. The complaint alleges that this purported agreement obligates Comcast Cable Holdings to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. Liberty Digital seeks, among other things, compensatory damages, specific performance of the purported agreement, a declaration that the agreement is valid and enforceable going forward, and an unspecified amount of exemplary damages from us based on the alleged intentional interference claim. We and Comcast Cable Holdings filed our answer to the complaint on March 5, 2003, in which we denied the essential allegations of the complaint and asserted various affirmative defenses.

On November 6, 2003, Liberty Digital was granted leave to file an amended complaint that contained one minor revision to the original complaint. On December 16, 2003, we and Comcast Cable Holdings filed our answer to the

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

amended complaint, in which we again denied the essential allegations of the complaint and asserted various affirmative defenses. Discovery in this matter is currently underway and a trial is scheduled to commence on May 31, 2004.

In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

14.	FINANCIAL DATA BY BUSINESS SEGMENT

As a result of the sale of QVC, our only reportable segment is “Cable.” Our other business segments do not meet the quantitative guidelines for segment reporting. The components of net income (loss) below operating income before depreciation and amortization are not separately evaluated by our management on a segment basis (in millions).

	Cable	Corporate and Other(1)	Total

2003
Revenues (2)	$17,492	$856	$18,348
Operating income before depreciation and amortization (3)	6,350	42	6,392
Depreciation and amortization	4,223	215	4,438
Operating income (loss)	2,127	(173)	1,954
Interest expense	1,631	387	2,018
Assets	99,135	10,024	109,159
Long-term debt	18,625	5,210	23,835
Capital expenditures	4,097	64	4,161

2002
Revenues (2)	$7,350	$752	$8,102
Operating income before depreciation and amortization (3)	2,798	38	2,836
Depreciation and amortization	1,670	245	1,915
Operating income (loss)	1,128	(207)	921
Interest expense	723	147	870
Assets	106,291	6,837	113,128
Long-term debt	26,033	1,923	27,956
Capital expenditures	1,814	38	1,852

2001
Revenues (2)	$5,323	$614	$5,937
Operating income (loss) before depreciation and amortization (3)	2,054	(106)	1,948
Depreciation and amortization	3,044	229	3,273
Operating loss	(990)	(335)	(1,325)
Interest expense	546	162	708
Assets	29,085	9,176	38,261
Long-term debt	8,363	3,316	11,679
Capital expenditures	1,855	184	2,039
______________
(1)	Corporate and other includes segments not meeting certain quantitative guidelines for reporting (see Note 1), corporate activities and elimination entries. Our regional networks are included in our cable segment and all

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

other content businesses, including our national networks, are included in the Corporate and Other caption. Assets included in this caption consist primarily of our investments and intangible assets related to our content operations (see Notes 6 and 7) and, as of December 31, 2002, $3.689 billion of assets associated with discontinued operations and assets held for sale and, as of December 31, 2001, $2.881 billion of assets associated with discontinued operations.
(2)	Non-US revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.
(3)	Operating income (loss) before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

15.	QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

	(Dollars in millions, except per share data)
2003
Revenues	$4,466	$4,594	$4,546	$4,742	$18,348
Operating income (1)	294	425	493	742	1,954
Income (loss) from continuing operations	(355)	(93)	(153)	383	(218)
Income from discontinued operations (2)	58	71	39		168
Gain on discontinued operations			3,290		3,290
Net income (loss)	(297)	(22)	3,176	383	3,240
Basic earnings (loss) for common
stockholders per common share
Income (loss) from continuing operations	(0.16)	(0.04)	(0.07)	0.17	(0.10)
Income from discontinued operations (2)	0.03	0.03	0.02		0.08
Gain on discontinued operations			1.46		1.46
Net income (loss)	(0.13)	(0.01)	1.41	0.17	1.44
Diluted earnings (loss) for common
stockholders per common share
Income (loss) from continuing operations	(0.16)	(0.04)	(0.07)	0.17	(0.10)
Income from discontinued operations (2)	0.03	0.03	0.02		0.08
Gain on discontinued operations			1.46		1.46
Net income (loss)	(0.13)	(0.01)	1.41	0.17	1.44
Operating income before depreciation and
amortization (3)	1,428	1,612	1,632	1,720	6,392

2002
Revenues	$1,684	$1,720	$1,698	$3,000	$8,102
Operating income	256	313	271	81	921
Income (loss) from continuing operations	(135)	(253)	24	(105)	(469)
Income from discontinued operations (2)	46	43	52	54	195
Net income (loss)	(89)	(210)	76	(51)	(274)
Basic earnings (loss) for common
stockholders per common share
Income (loss) from continuing operations	(0.14)	(0.27)	0.03	(0.07)	(0.42)
Income from discontinued operations (2)	0.05	0.05	0.05	0.04	0.17
Net income (loss)	(0.09)	(0.22)	0.08	(0.03)	(0.25)
Diluted earnings (loss) for common
stockholders per common share
Income (loss) from continuing operations	(0.14)	(0.27)	0.03	(0.07)	(0.42)
Income from discontinued operations (2)	0.05	0.05	0.05	0.04	0.17
Net income (loss)	(0.09)	(0.22)	0.08	(0.03)	(0.25)
Operating income before depreciation and
amortization (3)	616	673	642	905	2,836
______________
(1)	In the fourth quarter of 2003, we reduced our intangible assets as a result of obtaining updated valuation reports related to the Broadband acquisition. Accordingly, fourth quarter operating income includes a reduction in amortization expense of approximately $115 million related to prior quarters.
(2)	In September 2003, we sold our interest in QVC to Liberty Media. QVC is presented as a discontinued operation for all periods presented.
(3)	See Note 14, note 3.

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

16.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In November 2002, in order to simplify our capital structure, we and four of our cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast Cable Communications Holdings, Inc. (“CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), and Comcast Cable Holdings, LLC (“CCH”), fully and unconditionally guaranteed each other’s debt securities. On March 12, 2003, Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) was added to the cross-guarantee structure (see Note 8). Comcast MO Group and CCH (as of December 31, 2002) and Comcast MO Group, CCH and Comcast MO of Delaware (as of December 31, 2003 and for the year ended December 31, 2003) are collectively referred to as the “Combined CCHMO Parents.” Our condensed consolidating financial information is as follows (in millions):

Comcast Corporation Condensed Consolidating Balance Sheet As of December 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$	$	$		$$1,550		$$1,550
Investments	50				2,443		2,493
Accounts receivable, net					907		907
Other current assets	15				438		453

Total current assets	65				5,338		5,403

INVESTMENTS					14,818		14,818
INVESTMENTS IN AND AMOUNTS DUE
FROM SUBSIDIARIES ELIMINATED
UPON CONSOLIDATION	46,268	26,643	26,957	33,738	19,678	(153,284)
PROPERTY AND EQUIPMENT, net	7		4		18,462		18,473
FRANCHISE RIGHTS					51,050		51,050
GOODWILL					14,841		14,841
OTHER INTANGIBLE ASSETS, net					3,859		3,859
OTHER NONCURRENT ASSETS, net	87	43	30		555		715

Total Assets	$46,427	$26,686	$26,991	$33,738	$128,601	($153,284)	$109,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$	$	$		$$1,251		$$1,251
Accrued expenses and other current
liabilities	391	99	76	316	3,681		4,563
Deferred income taxes					679		679
Current portion of long-term debt		303		314	2,544		3,161

Total current liabilities	391	402	76	630	8,155		9,654

LONG-TERM DEBT, less current portion	3,994	6,606	3,498	6,151	3,586		23,835
DEFERRED INCOME TAXES					25,900		25,900
OTHER NONCURRENT LIABILITIES	380				7,436		7,816
MINORITY INTEREST					292		292

STOCKHOLDERS' EQUITY
Common stock	25						25
Other stockholders' equity	41,637	19,678	23,417	26,957	83,232	(153,284)	41,637

Total Stockholders' Equity	41,662	19,678	23,417	26,957	83,232	(153,284)	41,662

Total Liabilities and Stockholders'
Equity	$46,427	$26,686	$26,991	$33,738	$128,601	($153,284)	$109,159

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Comcast Corporation Condensed Consolidating Balance Sheet As of December 31, 2002

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$	$	$		$$505		$$505
Investments	30				3,228		3,258
Accounts receivable, net					862		862
Other current assets	22				358		380
Current assets of discontinued
operations					1,481		1,481
Current assets held for sale					613		613

Total current assets	52				7,047		7,099

INVESTMENTS					15,174		15,174
INVESTMENTS IN AND AMOUNTS
DUE FROM SUBSIDIARIES
ELIMINATED UPON CONSOLIDATION	39,356	21,818	33,683	40,749	13,913	(149,519)
PROPERTY AND EQUIPMENT, net					18,381		18,381
FRANCHISE RIGHTS					48,222		48,222
GOODWILL					16,562		16,562
OTHER INTANGIBLE ASSETS, net					5,429		5,429
OTHER NONCURRENT ASSETS, net	74	99	121		372		666
NON-CURRENT ASSETS OF
DISCONTINUED OPERATIONS					1,595		1,595

Total Assets	$39,482	$21,917	$33,804	$40,749	$126,695	($149,519)	$113,128

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$1	$	$		$$1,295		$$1,296
Accrued expenses and other current
liabilities	208	107	46	469	4,406		5,236
Deferred income taxes					1,105		1,105
Short-term debt			3,750				3,750
Current portion of long-term debt				1,465	1,738		3,203
Current liabilities of discontinued
operations					816		816

Total current liabilities	209	107	3,796	1,934	9,360		15,406

LONG-TERM DEBT, less current portion	680	7,897	6,005	4,932	8,442		27,956
DEFERRED INCOME TAXES					23,104		23,104
OTHER NONCURRENT LIABILITIES	264			200	6,697		7,161
MINORITY INTEREST					249		249
NON-CURRENT LIABILITIES AND
MINORITY INTEREST OF
DISCONTINUED OPERATIONS					923		923

STOCKHOLDERS' EQUITY
Common stock	25						25
Other stockholders' equity	38,304	13,913	24,003	33,683	77,920	(149,519)	38,304

Total Stockholders' Equity	38,329	13,913	24,003	33,683	77,920	(149,519)	38,329

Total Liabilities and Stockholders'
Equity	$39,482	$21,917	$33,804	$40,749	$126,695	($149,519)	$113,128

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Comcast Corporation Condensed Consolidating Statement of Operations For the Year Ended December 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$		$$18,348		$$18,348
Management fee revenue	376	147	231	231		(985)

	376	147	231	231	18,348	(985)	18,348

COSTS AND EXPENSES
Operating (excluding depreciation)					7,041		7,041
Selling, general and administrative	156	147	231	231	5,135	(985)	4,915
Depreciation					3,166		3,166
Amortization					1,272		1,272

	156	147	231	231	16,614	(985)	16,394

OPERATING INCOME	220				1,734		1,954

OTHER INCOME (EXPENSE)
Interest expense	(292)	(527)	(373)	(398)	(428)		(2,018)
Investment loss, net					(84)		(84)
Equity in net (losses) income of
affiliates	3,287	996	(356)	(97)	593	(4,483)	(60)
Other income					71		71

	2,995	469	(729)	(495)	152	(4,483)	(2,091)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME
TAXES AND MINORITY INTEREST	3,215	469	(729)	(495)	1,886	(4,483)	(137)

INCOME TAX BENEFIT (EXPENSE)	25	184	131	139	(463)		16

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE MINORITY
INTEREST	3,240	653	(598)	(356)	1,423	(4,483)	(121)

MINORITY INTEREST					(97)		(97)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,240	653	(598)	(356)	1,326	(4,483)	(218)

INCOME FROM DISCONTINUED
OPERATIONS, net of tax					168		168

GAIN ON DISCONTINUED OPERATIONS, net of tax					3,290		3,290

NET INCOME (LOSS)	$3,240	$653	($598)	($356)	$4,784	($4,483)	$3,240

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Comcast Corporation Condensed Consolidating Statement of Operations For the Year Ended December 31, 2002

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES	$	$	$		$$8,102		$$8,102

COSTS AND EXPENSES
Operating (excluding depreciation)					3,012		3,012
Selling, general and administrative	24			37	2,193		2,254
Depreciation					1,694		1,694
Amortization					221		221

	24			37	7,120		7,181

OPERATING INCOME (LOSS)	(24)			(37)	982		921

OTHER INCOME (EXPENSE)
Interest expense	(2)	(566)	(59)	(46)	(197)		(870)
Investment loss, net					(543)		(543)
Equity in net (losses) income of
affiliates	(124)	847	(176)	(125)	439	(924)	(63)
Other income					1		1

	(126)	281	(235)	(171)	(300)	(924)	(1,475)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST	(150)	281	(235)	(208)	682	(924)	(554)

INCOME TAX BENEFIT (EXPENSE)	10	221	23	32	(158)		128

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE MINORITY
INTEREST	(140)	502	(212)	(176)	524	(924)	(426)

MINORITY INTEREST					(43)		(43)

INCOME (LOSS) FROM CONTINUING
OPERATIONS	(140)	502	(212)	(176)	481	(924)	(469)

INCOME FROM DISCONTINUED
OPERATIONS					195		195

NET INCOME (LOSS)	($140)	$502	($212)	($176)	$676	($924)	($274)

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Comcast Corporation Condensed Consolidating Statement of Operations For the Year Ended December 31, 2001

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES	$	$	$		$$5,937		$$5,937

COSTS AND EXPENSES
Operating (excluding depreciation)					2,446		2,446
Selling, general and administrative					1,543		1,543
Depreciation					1,130		1,130
Amortization					2,143		2,143

					7,262		7,262

OPERATING INCOME (LOSS)					(1,325)		(1,325)

OTHER INCOME (EXPENSE)
Interest expense		(546)			(162)		(708)
Investment income, net					986		986
Equity in net (losses) income of
affiliates		(67)			(438)	489	(16)
Other income					1,290		1,290

		(613)			1,676	489	1,552

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES,
MINORITY INTEREST AND
CUMULATIVE EFFECT OF ACCOUNTING CHANGE		(613)			351	489	227

INCOME TAX (EXPENSE) BENEFIT		191			(407)		(216)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE MINORITY
INTEREST AND CUMULATIVE
EFFECT OF ACCOUNTING CHANGE		(422)			(56)	489	11

MINORITY INTEREST					(7)		(7)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE CUMULATIVE
EFFECT OF ACCOUNTING CHANGE		(422)			(63)	489	4

INCOME FROM DISCONTINUED OPERATIONS					220		220

CUMULATIVE EFFECT OF ACCOUNTING CHANGE					385		385

NET INCOME (LOSS)		$($422)	$		$$542	$489	$609

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net income (loss)	$3,240	$653	($598)	($356)	$4,784	($4,483)	$3,240
Income from discontinued operations					(168)		(168)
Gain on discontinued operations					(3,290)		(3,290)

Loss from continuing operations	3,240	653	(598)	(356)	1,326	(4,483)	(218)

Adjustments to reconcile net loss from
continuing operations to net cash
provided by (used in) operating
activities from continuing operations:
Depreciation					3,166		3,166
Amortization					1,272		1,272
Non-cash interest (income) expense, net	36	(2)		(141)	(6)		(113)
Equity in net losses (income) of
affiliates	(3,287)	(996)	356	97	(593)	4,483	60
Losses (gains) on investments and other
(income) expense, net					145		145
Minority interest					45		45
Deferred income taxes					820		820
Proceeds from sales of trading securities					85		85
Current tax associated with sale of
discontinued operation					(2,028)		(2,028)
Change in operating assets and liabilities,
net of effects of acquisitions and
divestitures
Change in accounts receivable, net					(45)		(45)
Change in accounts payable					(45)		(45)
Change in other operating assets and
liabilities	176	48	121	(153)	(482)		(290)

Net cash provided by (used in)
operating activities from
continuing operations	165	(297)	(121)	(553)	3,660		2,854

FINANCING ACTIVITIES
Proceeds from borrowings	8,138	1,150			110		9,398
Retirements and repayments of debt	(4,830)	(2,104)	(6,250)	(2,407)	(874)		(16,465)
Issuances of common stock and sales
of put options on common stock					67		67
Repurchases of common stock					(14)		(14)
Deferred financing costs					(34)		(34)

Net cash (used in) provided by
financing activities from
continuing operations	3,308	(954)	(6,250)	(2,407)	(745)		(7,048)

INVESTING ACTIVITIES
Net transactions with affiliates	(3,473)	1,251	6,371	2,960	(7,109)
Acquisitions, net of cash acquired					(152)		(152)
Proceeds from sales of (purchases of)
short-term investments, net					(32)		(32)
Proceeds from sale of discontinued
operations and assets held for sale					1,875		1,875
Capital contributions to and purchases
of investments					(202)		(202)
Proceeds from sales, settlements and
restructuring of investments					7,971		7,971
Capital expenditures					(4,161)		(4,161)
Additions to intangible and other
noncurrent assets					(155)		(155)
Proceeds from settlement of contract
of acquired company					95		95

Net cash provided by (used in)
investing activities from
continuing operations	(3,473)	1,251	6,371	2,960	(1,870)		5,239

INCREASE IN CASH AND CASH EQUIVALENTS					1,045		1,045
CASH AND CASH EQUIVALENTS,
beginning of year					505		505

CASH AND CASH EQUIVALENTS,
end of year	$	$	$		$$1,550		$$1,550

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Continued)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2002

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net income (loss)	($140)	$502	($212)	($176)	$676	($924)	($274)
Income from discontinued operations					(195)		(195)

Income (loss) from continuing operations	(140)	502	(212)	(176)	481	(924)	(469)

Adjustments to reconcile net income
(loss) from continuing operations
net of cash provided by operating
activities from continuing operations:
Depreciation					1,694		1,694
Amortization					221		221
Non-cash interest expense, net		(16)		(11)	37		10
Equity in net losses (income) of
affiliates	124	(847)	176	125	(439)	924	63
Losses (gains) on investments and
other (income) expense, net					604		604
Minority interest					43		43
Deferred income taxes					(95)		(95)
Change in operating assets and
liabilities, net of effects
of acquisitions and divestitures
Change in accounts receivable, net					80		80
Change in accounts payable					51		51
Change in other operating assets
and liabilities	16	3	(15)	(112)	327		219

Net cash provided by (used in)
operating activities from
continuing operations		(358)	(51)	(174)	3,004		2,421

FINANCING ACTIVITIES
Proceeds from borrowings	680	1,568	6,501		10		8,759
Retirements and repayments of debt		(2,216)	(6,100)	(10)	(1,182)		(9,508)
Proceeds from settlement of interest
rate exchange agreements		57					57
Issuances of common stock					19		19
Deferred financings costs		(225)			(107)		(332)

Net cash (used in) provided by
financing activities from
continuing operations	680	(816)	401	(10)	(1,260)		(1,005)

INVESTING ACTIVITIES
Net transactions with affiliates	(680)	1,174	(350)	184	(328)
Acquisitions, net of cash acquired					(251)		(251)
Proceeds from sales of (purchases of)
short-term investments, net					(21)		(21)
Capital contributions to and purchases
of investments					(67)		(67)
Proceeds from sales and settlements
of investments					1,263		1,263
Capital expenditures					(1,852)		(1,852)
Additions to intangible and other
noncurrent assets					(197)		(197)

Net cash (used in) provided by
investing activities from
continuing operations	(680)	1,174	(350)	184	(1,453)		(1,125)

INCREASE IN CASH AND CASH EQUIVALENTS					291		291
CASH AND CASH EQUIVALENTS
beginning of year					214		214

CASH AND CASH EQUIVALENTS
end of year	$	$	$		$$505		$$505

COMCAST CORPORATION AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (Concluded)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Year Ended December 31, 2001

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net income (loss)		$($422)	$		$$542	$489	$609
Income from discontinued operations					(220)		(220)

Income (loss) from continuing operations		(422)			322	489	389

Adjustments to reconcile net income
(loss) from continuing operation
net of cash provided by operating
activities from continuing operations:
Depreciation					1,130		1,130
Amortization					2,143		2,143
Non-cash interest expense, net					43		43
Equity in net losses (income) of
affiliates		67			438	(489)	16
(Gains) losses on investments and
other (income) expense, net					(2,229)		(2,229)
Minority interest					7		7
Cumulative effect of accounting change					(385)		(385)
Deferred income taxes					(253)		(253)
Proceeds from sales of trading
securities					367		367
Change in operating assets and
liabilities, net of effects
of acquisitions and divestitures
Change in accounts receivable, net					(15)		(15)
Change in accounts payable					10		10
Change in other operating assets
and liabilities					(54)		(54)

Net cash provided by (used in)
operating activities from
continuing operations		(355)			1,524		1,169

FINANCING ACTIVITIES
Proceeds from borrowings		5,515			172		5,687
Retirements and repayments of debt		(3,725)			(288)		(4,013)
Proceeds from settlement of interest
rate exchange agreements
Issuances of common stock					27		27
Repurchases of common stock					(27)		(27)
Deferred financings costs					(23)		(23)

Net cash provided by (used in)
financing activities from
continuing operations		1,790			(139)		1,651

INVESTING ACTIVITIES
Net transactions with affiliates		(1,435)			1,435
Acquisitions, net of cash acquired					(1,329)		(1,329)
Proceeds from (purchases of) sales of
short-term investments, net					(6)		(6)
Capital contributions to and purchases
of investments					(277)		(277)
Proceeds from sales and settlements
of investments					806		806
Capital expenditures					(2,039)		(2,039)
Additions to intangible and other
noncurrent assets					(305)		(305)

Net cash used in investing activities
from continuing operations		(1,435)			(1,715)		(3,150)

DECREASE IN CASH AND CASH EQUIVALENTS					(330)		(330)
CASH AND CASH EQUIVALENTS
beginning of year					544		544

CASH AND CASH EQUIVALENTS
end of year	$	$	$		$$214		$$214

ITEM 9	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A	CONTROLS AND PROCEDURES

Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were adequate and designed to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

PART III

ITEM 10	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 4A, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2004. We refer to this proxy statement as the 2004 Proxy Statement.

ITEM 11	EXECUTIVE COMPENSATION

        We incorporate the information required by this item by reference to our 2004 Proxy Statement.

ITEM 12	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        We incorporate the information required by this item by reference to our 2004 Proxy Statement.

ITEM 13	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        We incorporate the information required by this item by reference to our 2004 Proxy Statement.

ITEM 14	PRINCIPAL ACCOUNTING FEES AND SERVICES

        We incorporate the information required by this item by reference to our 2004 Proxy Statement.

        We will file our definitive Proxy Statement for our Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2004.

PART IV

ITEM 15	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)	The following consolidated financial statements of the Company are included in Part II, Item 8:

Independent Auditors' Report	34
Consolidated Balance Sheet--December 31, 2003 and 2002	35

(b)	(i)	The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

Schedule II - Valuation and Qualifying Accounts

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(c)	Reports on Form 8-K:

(i)	We filed a Current Report on Form 8-K under Items 2, 7(b) and 7(c) on October 1, 2003 announcing the terms of the previously announced disposition of QVC, Inc. We included the Amended and Restated Stock Purchase Agreement dated as of June 30, 2003 and pro forma information of Comcast Corporation, giving effect to the disposition of QVC.

(d)	Exhibits required to be filed by Item 601 of Regulation S-K:

2.1	Composite copy of Agreement and Plan of Merger dated as of December 19, 2001, as amended, among Comcast Holdings Corporation, AT&T Corp., Comcast Cable Communications Holdings, Inc., Comcast Corporation and the other parties signatory thereto (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
2.2	Composite copy of Separation and Distribution Agreement dated as of December 19, 2001, as amended, between AT&T Corp. and Comcast Cable Communications Holdings, Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
2.3	Support Agreement dated as of December 19, 2001, as amended, among AT&T Corp., Comcast Holdings Corporation, Comcast Corporation, Sural LLC and Brian L. Roberts (incorporated by reference to Exhibit 2.3 to our registration statement on Form S-4 filed on February 11, 2002).
2.4	Tax Sharing Agreement dated as of December 19, 2001 between AT&T Corp. and Comcast Cable Communications Holdings, Inc. (incorporated by reference to Exhibit 2.4 to our registration statement on Form S-4 filed on February 11, 2002).
2.5	Composite Copy of Employee Benefits Agreement dated as of December 19, 2001, as amended, between AT&T Corp. and Comcast Cable Communications Holdings, Inc. (incorporated by reference to Exhibit 2.5 to our Annual Report on Form 10-K for the year ended December 31, 2002).
2.6	Exchange Agreement dated as of December 7, 2001, as amended, between Microsoft Corporation and Comcast Holdings Corporation (incorporated by reference to Exhibit 2.6 to our registration statement on Form S-4 filed on February 11, 2002).
2.7	Instrument of Admission dated as of December 19, 2001, as amended, between Comcast Corporation and AT&T Corp. (incorporated by reference to Exhibit 2.7 to our amended registration statement on Form S-4/A filed on April 10, 2002.
3.1	Composite copy of Amended and Restated Articles of Incorporation of Comcast Corporation.
3.2	Amended and Restated By-Laws (incorporated by reference to Exhibit 3.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.3	Rights Agreement dated as of November 18, 2002 between Comcast Corporation and EquiServe Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series A Participant's Cumulative Preferred Stock as Exhibit A and the Form of Right Certificate as

Exhibit B (incorporated by reference to our registration statement on Form 8-A12g filed on November 18, 2002).
4.4	Credit Agreement dated as of April 26, 2002 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Swing Line Lender and Issuing Lender, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent (incorporated by reference to Exhibit 4.1 to our amended registration statement on Form S-4/A filed on May 14, 2002).
4.5	Bridge Credit Agreement dated as of April 26, 2002 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to our amended registration statement on Form S-4/A filed on May 14, 2002).
4.6	Amended and Restated Five-Year Revolving Credit Agreement effective as of November 18, 2002, amending and restating the Five-Year Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.3 to the Comcast Cable Communications, LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4.7	First Amendment to Amended and Restated Five-Year Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.8	Amended and Restated 364-Day Revolving Credit Agreement effective as of November 18, 2002, amending and restating the 364-Day Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.4 to the Comcast Cable Communications, LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4.9	First Amendment to Amended and Restated 364-Day Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party to thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.10	Indenture, dated as of October 17, 1991, between Comcast Holdings Corporation and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee, relating to Comcast Holdings' 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 2 to the Comcast Holdings Corporation Current Report on Form 8-K filed on October 31, 1991).
4.11	Form of Debenture relating to Comcast Holdings Corporation's 10-5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).
4.12	Senior Indenture dated as of June 15, 1999 between Comcast Holdings Corporation and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Comcast Holdings filed on June 23, 1999).
4.13	Form of Debenture relating to Comcast Holdings Corporation's Zero Coupon Convertible Debentures due 2020 (incorporated by reference to Exhibit 4.7 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
4.14	Indenture dated as of May 1, 1997, between Comcast Cable Communications, LLC and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, relating to Comcast Cable Communications, LLC's 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due 2017, 8-1/2% Notes due 2027, 6.20% Notes due 2008, 6.375% Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009 and 7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Comcast Cable Communications, LLC filed on June 3, 1997).

4.15	Form of Comcast Cable Communications, LLC's 8-1/8% Notes due 2004, 8-3/8% Notes due 2007, 8-7/8% Notes due 2017 and 8-1/2% Notes due 2027, 6.20% Notes due 2008, 6.375% Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009 and 7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(b) to the registration statement on Form S-4 of Comcast Cable Communications, LLC filed on June 3, 1997).
4.16	Form of Indenture among Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., and The Bank of New York, as Trustee relating to Comcast Cable Communications Holdings, Inc.'s 8.375% Notes due March 15, 2013 and 9.455% Notes Due November 15, 2022 (incorporated by reference to Exhibit 4.18 to our amended registration statement on Form S-4/A filed on September 26, 2002).
4.17	Form of Comcast Cable Communications Holdings, Inc.'s 8.375% Notes Due March 15, 2013 (incorporated by reference to Exhibit 4.19 to our amended registration statement on Form S-4/A filed on September 26, 2002).
4.18	Form of Comcast Cable Communications Holdings, Inc.'s 9.455% Notes Due November 15, 2022 (incorporated by reference to Exhibit 4.20 to our amended registration statement on Form S-4/A filed on September 26, 2002).
4.19	Form of Indenture among Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., and The Bank of New York, as Trustee relating to our 5.85% Notes due 2010 and 6.50% Notes Due 2015 (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 filed on December 16, 2002).
4.20	Form of Comcast Corporation's 5.85% Notes due 2010 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 10, 2003).
4.21	Form of Comcast Corporation's 6.50% Notes due 2015 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 10, 2003).
4.22	Form of Subordinated Indenture between Comcast Holdings Corporation and Bankers Trust Company, as Trustee, relating to Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due 2029 and 2.0% Exchangeable Subordinated Debentures Due November 2029 (incorporated by reference to Exhibit 4.2 to Comcast Holdings Corporation's registration statement on Form S-3 filed on June 23, 1999).
4.23	Form of Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due 2029 (ZONES I) (incorporated by reference to Exhibit 4 to Comcast Holdings Corporation's Current Report on Form 8-K filed on October 14, 1999).
4.24	Form of Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due November 2029 (ZONES II) (incorporated by reference to Exhibit 4 to Comcast Holdings Corporation's Current Report on Form 8-K filed on November 3, 1999).
4.25	Form of Supplemental Indenture among Comcast Corporation, Comcast Cable Holdings, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Communications, LLC, Comcast MO Group, Inc., Comcast MO of Delaware, Inc. and The Bank of New York as Trustee relating to our 5.85% Notes due 2010, 6.50% Notes due 2015, 5.50% Notes due 2011, 7.05% Notes Due 2033 and 5.30% Notes due 2014.
4.26	Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant hereby agrees to furnish upon request to the Securities and Exchange Commission other instruments defining the rights of holders of long-term debt. The amount of securities authorized under each such instrument does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
9.1	Agreement and Declaration of Trust of TWE Holdings I Trust by and among MOC Holdco I, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
9.2	Form of Agreement and Declaration of Trust of TWE Holdings II Trust by and among MOC Holdco II, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
9.3	Agreement and Declaration of Trust of TWE Holdings III Trust by and among Media One TWE Holdings, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K12g3 filed on November 18, 2002).

10.1*	Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective November 18, 2002 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.2*	Comcast Corporation 2002 Stock Option Plan, as amended and restated, effective January 30, 2004.
10.3*	Comcast Corporation 2003 Stock Option Plan, as amended and restated, effective January 30, 2004.
10.4*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated, effective February 24, 2004.
10.5*	Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated, effective January 30, 2004.
10.6*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated, effective February 24, 2004.
10.7*	2004 Management Achievement Plan, effective January 1, 2004.
10.8*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).
10.9*	Comcast Corporation 2002 Cash Bonus Plan (formerly, the 1996 Cash Bonus Plan), as amended and restated, effective March 3, 2003.
10.10*	Comcast Corporation 2002 Executive Cash Bonus Plan (formerly the 1996 Executive Cash Bonus Plan), as amended and restated, effective January 30, 2004.
10.11*	Comcast Corporation 2002 Supplemental Cash Bonus Plan, as amended and restated, effective January 30, 2004.
10.12*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated, effective December 17, 2003.
10.13*	Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10(13) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).
10.14*	Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31,1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended September 30, 1998).
10.15*	Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2000).
10.16*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of June 5, 2001 (incorporated by reference to Exhibit 10.8 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).
10.17*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.18*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.19*	Employment Agreement between Comcast Corporation and C. Michael Armstrong, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.18 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.20*	Compensation Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of June 16, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2000).
10.21*	Amendment to Compensation Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.22*	Certificate of Interest of Julian Brodsky under the Comcast Holdings Corporation Unfunded Plan of Deferred Compensation (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.23*	Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.24*	Amendment to Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.25	Executive Employment Agreement between Comcast Holdings Corporation and Stephen B. Burke, dated as of May 31, 2000 (incorporated by reference to Exhibit 10.24 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.26	First Amendment to Executive Employment Agreement between Comcast Holdings Corporation and Stephen B. Burke, dated as of July 30, 2001 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.27*	Executive Employment Agreement between Comcast Holdings Corporation and Lawrence S. Smith, dated as of May 31, 2000 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.28*	Executive Employment Agreement between Comcast Holdings Corporation and John R. Alchin, dated as of May 31, 2000 (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.29*	Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated, effective June 5, 2001 (incorporated by reference to Exhibit 10.10 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).
10.30*	Comcast Holdings Corporation 2002 Employee Stock Purchase Plan, as amended and restated, effective November 18, 2002 (incorporated by reference to Exhibit 10.29 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.31*	Comcast Cable Communications Holdings, Inc. Deferred Compensation Plan, as amended and restated, effective November 18, 2002 (incorporated by reference to Exhibit 4.4 to our registration statement on Form S-8 filed on November 19, 2002).
10.32*	Comcast Cable Communications Holdings, Inc. Adjustment Plan (incorporated by reference to Exhibit 10.31 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.33	Amended and Restated Stock Purchase Agreement, dated as of June 30, 2003, among Comcast Corporation, Comcast QVC, Inc., Liberty Media Corporation and QVC, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2003).
10.34	Term Life Insurance Premium and Tax Bonus Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003).
21	List of Subsidiaries.
23.1	Consent of Deloitte & Touche LLP.
31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

__________
* Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on March 12, 2004.

By:	/s/ Brian L. Roberts

Brian L. Roberts President, Chief Executive Officer and Director

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Ralph J. Roberts	Chairman of the Executive and Finance Committee	March 12, 2004
of the Board of Directors; Director
Ralph J. Roberts

/s/ C. Michael Armstrong	Chairman of the Board of Directors; Director	March 12, 2004

C. Michael Armstrong

/s/ Brian L. Roberts	President and Chief Executive Officer; Director	March 12, 2004
(Principal Executive Officer)
Brian L. Roberts

/s/ Julian A. Brodsky	Vice Chairman; Director	March 12, 2004

Julian A. Brodsky

/s/ Lawrence S. Smith	Executive Vice President	March 12, 2004
(Co-Principal Financial Officer)
Lawrence S. Smith

/s/ John R. Alchin	Executive Vice President and Treasurer	March 12, 2004
(Co-Principal Financial Officer)
John R. Alchin

/s/ Lawrence J. Salva	Senior Vice President and Controller	March 12, 2004
(Principal Accounting Officer)
Lawrence J. Salva

/s/ S. Decker Anstrom	Director	March 12, 2004

S. Decker Anstrom

/s/ Kenneth J. Bacon	Director	March 12, 2004

Kenneth J. Bacon

/s/ Sheldon M. Bonovitz	Director	March 12, 2004

Sheldon M. Bonovitz

/s/ Joseph L. Castle, II	Director	March 12, 2004

Joseph L. Castle, II

/s/ J. Michael Cook	Director	March 12, 2004

J. Michael Cook

/s/ Dr. Judith Rodin	Director	March 12, 2004

Dr. Judith Rodin

/s/ Michael I. Sovern	Director	March 12, 2004

Michael I. Sovern

INDEPENDENT AUDITORS’ REPORT

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and its subsidiaries (the “Company”) as of December 31, 2003 and 2002, and for each of the three years in the period ended December 31, 2003, and have issued our report thereon dated March 11, 2004 (which report expresses an unqualified opinion and includes an explanatory paragraph related to the adoption of Statement of Financial Accounting Standards No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, effective January 1, 2001, and Statement of Financial Accounting Standards No. 142, “Goodwill and Other Intangible Assets,” effective January 1, 2002); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Comcast Corporation and its subsidiaries, listed in Item 15(b)(i). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
March 11, 2004

COMCAST CORPORATION AND SUBSIDIARIES

SCHEDULE II —VALUATION AND QUALIFYING ACCOUNTS

YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

(In millions)

	Balance at Beginning of Year	Additions Charged to Costs and Expenses(A)	Deductions from Reserves(B)	Balance at End of Year

Allowance for Doubtful Accounts

2003	$172	$220	$246	$146

2002	71	198	97	172

2001	47	57	33	71

(A)	Includes $71 million not charged to costs and expenses but resulting from the Broadband acquisition in 2002.

(B)	Uncollectible accounts written off.