Form 10-Q
period 2004-03-31
COMCAST CORP
filed 2004-05-05
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

MARCH 31, 2004
OR

( )	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from ________ to ________.

Commission File Number 000-50093

COMCAST CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA	27-0000798

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, PA 19102-2148

(Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code: (215) 665-1700

_________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such requirements for the past 90 days.

Yes X	No

_________________

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act). Yes   X       No

As of March 31, 2004, there were 1,358,158,932 shares of our Class A Common Stock, 884,278,121 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
TABLE OF CONTENTS

_________________

        This Quarterly Report on Form 10-Q is for the three months ended March 31, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

        You should carefully review the information contained in this Quarterly Report, and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

        Our businesses may be affected by, among other things:

•	changes in laws and regulations,
•	changes in the competitive environment,
•	changes in technology,
•	industry consolidation and mergers,
•	franchise related matters,
•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
•	the demand for the programming content we distribute or the willingness of other video program distributors to carry our content, and
•	general economic conditions.

As more fully described elsewhere in this Quarterly Report and in our Annual Report on Form 10-K for the year ended December 31, 2003, on September 17, 2003, we sold to Liberty Media Corporation our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Accordingly, financial information related to QVC is presented as a discontinued operation in our financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	(Dollars in millions, except share data)
	March 31, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$875	$1,550
Investments	2,782	2,493
Accounts receivable, less allowance for doubtful accounts of $134 and $146 .	776	907
Other current assets	827	453

Total current assets	5,260	5,403

INVESTMENTS	14,270	14,818

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,249 and $6,563	18,495	18,473

FRANCHISE RIGHTS	51,050	51,050

GOODWILL	14,840	14,841

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,491 and $2,182 .	3,961	3,859

OTHER NONCURRENT ASSETS, net	691	715

	$108,567	$109,159

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,024	$1,251
Accrued expenses and other current liabilities	4,149	4,563
Deferred income taxes	733	679
Current portion of long-term debt	3,386	3,161

Total current liabilities	9,292	9,654

LONG-TERM DEBT, less current portion	23,240	23,835

DEFERRED INCOME TAXES	26,291	25,900

OTHER NONCURRENT LIABILITIES	7,706	7,816

MINORITY INTEREST	300	292

COMMITMENTS AND CONTINGENCIES (Note 9)

STOCKHOLDERS' EQUITY
Preferred stock - authorized 20,000,000 shares; issued, zero
Class A common stock, $0.01 par value - authorized,
7,500,000,000 shares; issued, 1,601,799,432 and 1,601,161,057;
outstanding, 1,358,158,932 and 1,357,520,557	16	16
Class A special common stock, $0.01 par value - authorized,
7,500,000,000 shares; issued 931,567,964 and 931,732,876;
outstanding, 884,278,121 and 884,443,033	9	9
Class B common stock, $0.01 par value - authorized, 75,000,000 shares;
issued, 9,444,375
Additional capital	44,762	44,742
Retained earnings	4,598	4,552
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A special
common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(130)	(140)

Total stockholders' equity	41,738	41,662

	$108,567	$109,159

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	(Dollars in millions, except per share data) Three Months Ended March 31,
	2004	2003

REVENUES	$4,908	$4,466

COSTS AND EXPENSES
Operating (excluding depreciation)	1,869	1,811
Selling, general and administrative	1,306	1,227
Depreciation	798	780
Amortization	276	354

	4,249	4,172

OPERATING INCOME	659	294

OTHER INCOME (EXPENSE)
Interest expense	(500)	(524)
Investment loss, net	(9)	(223)
Equity in net losses of affiliates	(17)	(17)
Other income	7	13

	(519)	(751)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST	140	(457)

INCOME TAX (EXPENSE) BENEFIT	(76)	141

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY
INTEREST	64	(316)

MINORITY INTEREST	1	(39)

INCOME (LOSS) FROM CONTINUING OPERATIONS	65	(355)

INCOME FROM DISCONTINUED OPERATIONS, net of tax		58

NET INCOME (LOSS)	$65	($297)

BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations	$0.03	($0.16)
Income from discontinued operations		0.03

Net income (loss)	$0.03	($0.13)

DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER
COMMON SHARE
Income (loss) from continuing operations	$0.03	($0.16)
Income from discontinued operations		0.03

Net income (loss)	$0.03	($0.13)

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in millions) Three Months Ended March 31,
	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$65	($297)
Income from discontinued operations		(58)

Income (loss) from continuing operations	65	(355)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	798	780
Amortization	276	354
Non-cash interest expense (income), net	22	(21)
Equity in net losses of affiliates	17	17
Losses (gains) on investments and other (income) expense, net	8	249
Non-cash contribution expense	23
Minority interest	(1)	13
Deferred income taxes	5	(182)
Proceeds from sales of trading securities		32
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures
Change in accounts receivable, net	131	72
Change in accounts payable	(227)	(29)
Change in other operating assets and liabilities	(343)	(277)

Net cash provided by operating activities from continuing operations	774	653

FINANCING ACTIVITIES
Proceeds from borrowings	4	3,900
Retirements and repayments of debt	(273)	(6,077)
Other	18	(16)

Net cash used in financing activities from continuing operations	(251)	(2,193)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(41)
Proceeds from sales of (purchases of) short-term investments, net	6	(9)
Proceeds from sales and restructuring of investments and assets held for sale	4	2,768
Purchases of investments	(60)	(72)
Capital expenditures	(828)	(958)
Additions to intangible and other noncurrent assets	(305)	(66)
Proceeds from settlement of contract of acquired company	26

Net cash (used in) provided by investing activities from
continuing operations	(1,198)	1,663

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(675)	123

CASH AND CASH EQUIVALENTS, beginning of period	1,550	505

CASH AND CASH EQUIVALENTS, end of period	$875	$628

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.

These financial statements include all adjustments that are necessary for a fair presentation of our results of operations and financial condition for the interim periods shown, including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Effective in the first quarter of 2004, we changed the unit of accounting used for testing impairment of our indefinite-lived franchise rights to geographic regions and performed impairment testing of our cable franchise rights. We did not record any impairment charges in connection with this impairment testing.

For a more complete discussion of our accounting policies and certain other information, refer to the financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2003.

On September 17, 2003, we completed the sale of our approximate 57% interest in QVC, Inc. Accordingly, QVC has been presented as a discontinued operation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The results of operations of QVC included within income from discontinued operations, net of tax for the three months ended March 31, 2003 are as follows (in millions):

Revenues	$1,062
Income before income taxes and minority interest	$172
Income tax expense	$73

Reclassifications Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2004.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

FIN 46/FIN 46R
In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”). We adopted the provisions of FIN 46 effective January 1, 2002. Since our initial application of FIN 46, the FASB addressed various implementation issues regarding the application of FIN 46 to entities outside its originally interpreted scope, focusing on Special Purpose Entities, or SPEs. In December 2003, the FASB revised FIN 46 (“FIN 46R”), which delayed the required implementation date until March 31, 2004 for entities that are not SPEs. The adoption of FIN 46R did not have a material impact on our financial condition or results of operations.

EITF 03-16
In March 2004, the EITF reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 requires investments in limited liability companies (“LLCs”) that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures.” Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 is effective for the first period beginning after June 15, 2004, and will

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

be applied as a change in accounting principle with a cumulative effect reflected in the income statement. We are currently assessing the impact that the adoption of EITF 03-16 will have on our financial condition and results of operations.

3.	EARNINGS PER SHARE

Earnings (loss) per common share is computed by dividing net income (loss) from continuing operations for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and Comcast exchangeable notes (see Note 6). Diluted earnings for common stockholders per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. Diluted EPS for the interim period in 2004 excludes the impact of potential common shares related to our Class A Special common stock held in treasury because it is our intent to settle the related Comcast exchangeable notes using cash.

Diluted EPS for the interim period in 2004 excludes approximately 89.3 million potential common shares related to our stock option plans because the option exercise price was greater than the average market price of our Class A common stock and our Class A Special common stock for the period. Diluted EPS for the interim period in 2003 excludes approximately 179.0 million potential common shares primarily related to our stock option and restricted stock plans and our common stock held in treasury because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders from continuing operations for the interim periods presented:

	(Amounts in millions, except per share data) Three Months Ended March 31,
	2004			2003

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS for common
stockholders	$65	2,258	$0.03	($355)	2,255	($0.16)
Effect of Dilutive
Securities
Assumed exercise of
stock option and
restricted stock plans		10

Diluted EPS	$65	2,268	$0.03	($355)	2,255	($0.16)

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

4.	ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Acquisition of Broadband
On November 18, 2002, we completed the acquisition of AT&T Corp.'s (“AT&T”) broadband business, which we refer to as "Broadband." The acquisition created the largest cable operator in the United States by combining Broadband's and our cable networks.

The application of purchase accounting under SFAS No. 141, "Business Combinations," requires that the total purchase price of an acquisition be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. During 2003, we finalized the Broadband purchase price allocation, except for certain litigation contingencies relating to our share of AT&T's potential liability associated with the At Home Corporation litigation (see Note 9). We are waiting for additional information to complete the Broadband purchase price allocation, which we have arranged with AT&T to obtain and expect to receive during 2004.

Liabilities associated with exit activities recorded in the purchase price allocation consist of $602 million associated with accrued employee termination and related costs and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during the 2004 interim period were as follows (in millions):

	Employee Termination and Related Costs	Contract Exit Costs

Balance, December 31, 2003	$135	$461
Payments	(21)	(6)
Interest accretion		1

Balance, March 31, 2004	$114	$456

Gemstar
On March 31, 2004, we entered into a long-term, non-exclusive patent license and distribution agreement with Gemstar-TV Guide International (“Gemstar”) in exchange for a one-time payment of $250 million to Gemstar. This amount is included in other intangible assets in our condensed consolidated balance sheet based on a preliminary allocation of value. This agreement allows us to utilize Gemstar’s intellectual property and technology and the TV Guide brand and content on our interactive program guides. In addition, we formed an entity along with Gemstar to develop and enhance interactive programming guides.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5.	INVESTMENTS

	March 31, 2004	December 31, 2003

	(in millions)
Fair value method
Cablevision	$948	$970
Liberty	2,413	2,644
Microsoft	1,267	1,331
Sprint	546	349
Vodafone	1,056	1,245
Other	92	44

	6,322	6,583

Equity Method
Cable related	2,167	2,145
Other	234	242

	2,401	2,387

Cost method, principally Time Warner Cable and Time Warner	8,329	8,341

Total investments	17,052	17,311
Less, current investments	2,782	2,493

Non-current investments	$14,270	$14,818

Fair Value Method
We hold unrestricted equity investments, which we account for as available for sale or trading securities, in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of March 31, 2004 and December 31, 2003 of $66 million and $65 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $23 million and $23 million, respectively.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (in millions):

	March 31, 2004	December 31, 2003

Cost	$128	$92
Unrealized gains	66	66
Unrealized losses		(1)

Fair value	$194	$157

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Investment Loss, Net Investment loss, net for the interim periods includes the following (in millions):

	Three Months Ended March 31,
	2004	2003

Interest and dividend income	$17	$34
Gains on sales and exchanges of investments, net	2	22
Investment impairment losses		(55)
Mark to market adjustments on trading securities	(174)	(15)
Mark to market adjustments on derivatives related
to trading securities	55	(10)
Mark to market adjustments on derivatives and hedged items	91	(199)

Investment loss, net	($9)	($223)

6.	LONG-TERM DEBT

	March 31, 2004	December 31, 2003

	(in millions)
Notes exchangeable into common stock	$4,005	$4,318
Bank and public debt	22,146	22,193
Other, including capital lease obligations	475	485

Total debt	$26,626	$26,996

The Cross-Guarantee Structure
To simplify our capital structure, we and a number of our wholly-owned subsidiaries that hold substantially all of our cable communications assets have unconditionally guaranteed each other’s debt securities and indebtedness for borrowed money, including amounts outstanding under the new credit facility (see below). As of March 31, 2004, $20.642 billion of our debt was included in the cross-guarantee structure.

Comcast Holdings is not a guarantor and none of its debt is guaranteed under the cross-guarantee structure. As of March 31, 2004, $1.199 billion of our debt was outstanding at Comcast Holdings.

New Credit Facility
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

Redemption of Debt On March 31, 2004, we redeemed all $250 million principal amount of our 8.875% senior notes due 2007. The redemption was financed with available cash.

Notes Exchangeable into Common Stock
We hold exchangeable notes (the “Exchangeable Notes”) that are mandatorily redeemable at our option into shares of Cablevision NY Group (“Cablevision”) Class A common stock or its cash equivalent, Microsoft Corporation (“Microsoft”) common stock or its cash equivalent, (i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs, and Comcast Class A Special common stock or its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

indexed. Our Exchangeable Notes are collateralized by our investments in Cablevision, Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury.

During the 2004 interim period, we settled an aggregate of $176 million of our obligations relating to our Vodafone exchangeable notes by delivering the underlying shares of common stock to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying shares expired. The Vodafone transactions represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature.

As of March 31, 2004, the securities we hold collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 5 and 8).

ZONES
At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the “ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holders’ option for an amount of cash equal to 95% of the market value of Sprint common stock. As of March 31, 2004, the number of Sprint shares we held exceeded the number of ZONES outstanding.

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):

	Exchangeable Notes		ZONES

	Three Months Ended March 31,		Three Months Ended March 31,
Balance at Beginning of Period:	2004	2003	2004	2003

Debt component	$5,030	$6,981	$515	$491
Derivative component	(712)	(1,522)	268	208

Total	4,318	5,459	783	699
Decrease in debt component due to maturities	(176)
Change in debt component to interest expense	(20)	(25)	6	6
Change in derivative component to investment
loss, net	(117)	245	169	(1)

Balance at End of Period:
Debt component	4,834	6,956	521	497
Derivative component	(829)	(1,277)	437	207

Total	$4,005	$5,679	$958	$704

Interest Rates
Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment loss, net, our effective weighted average interest rate was 7.08% as of March 31, 2004 and December 31, 2003.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Derivatives
We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

Lines and Letters of Credit As of March 31, 2004, we and certain of our subsidiaries had unused lines of credit of $4.382 billion under our respective credit facilities.

As of March 31, 2004, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $419 million to cover potential fundings under various agreements.

7.	STOCKHOLDERS' EQUITY

Stock-Based Compensation
We account for stock-based compensation in accordance with APB Opinion No. 25, “Accounting for Stock Issued to Employees,” and related interpretations, as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”) as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an employee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of our stock or other determinants of fair value.

The following table illustrates the effect that applying the fair value recognition provisions of SFAS No. 123 to stock-based compensation would have had on net income (loss) and earnings (loss) per share. Upon further analysis during 2003, it was determined that the expected option lives for options granted in prior years should have been 7 years rather than the 8 years used previously. The amounts in the table reflect this revision for all periods presented. Total stock-based compensation expense was determined under the fair value method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions, except per share data):

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended March 31,
	2004	2003

Net income (loss), as reported	$65	($297)

Add: Total stock-based compensation expense
included in net income (loss), as reported above	5	2

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards relating to
continuing operations, net of related tax effects	(33)	(35)

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards relating to
discontinued operations, net of related tax effects		(3)

Pro forma, net income (loss)	$37	($333)

Basic earnings (loss) from continuing operations for common
stockholders per common share:
As reported	$0.03	($0.16)
Pro forma	$0.02	($0.17)

Diluted earnings (loss) from continuing operations for common stockholders per common share:
As reported	$0.03	($0.16)
Pro forma	$0.02	($0.17)

Basic earnings (loss) for common stockholders per
common share:
As reported	$0.03	($0.13)
Pro forma	$0.02	($0.15)

Diluted earnings (loss) for common stockholders per
common share:
As reported	$0.03	($0.13)
Pro forma	$0.02	($0.15)

The pro forma effect on net income (loss) and net income (loss) per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration pro forma compensation expense related to awards made prior to January 1, 1995 and also because additional awards in future years are anticipated.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the activity of our option plans during the 2004 interim period (options in thousands):

	Class A Common Stock		Class A Special Common Stock

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	85,151	$39.28	60,464	$29.43
Granted	14,041	29.98
Exercised	(396)	26.83	(477)	12.25
Canceled	(1,545)	39.62	(323)	36.22

Outstanding at end of period	97,251	37.99	59,664	29.53

Exercisable at end of period	55,181	44.87	33,647	26.82

Comprehensive Income (Loss) Our total comprehensive income (loss) for the interim periods was as follows (in millions):

	Three Months Ended March 31,
	2004	2003

Net income (loss)	$65	($297)
Unrealized gains (losses) on marketable securities	2	(31)
Reclassification adjustments for losses
included in net income (loss)	8	24
Foreign currency translation gains		6

Comprehensive income (loss)	$75	($298)

8.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the interim periods as follows (in millions):

	Three Months Ended March 31,
	2004	2003

Interest	$605	$567
Income taxes	$61	$15

During the 2004 interim period, we entered into non-cash financing and investing activities related to certain of our Exchangeable Notes (see Note 6).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

9.	COMMITMENTS AND CONTINGENCIES

Commitments
Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between May 2008 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of March 31, 2004, at which time there were no quoted market prices for similar agreements.

Contingencies

At Home
Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements; and (iv) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against Comcast Cable Holdings, LLC and Comcast Cable Communications Holdings, Inc., as well as AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged “preference” payments in excess of $89 million allegedly made to the defendants prior to the At Home bankruptcy filing. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The preference action in U.S. Bankruptcy Court has also been stayed by agreement of the parties. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim for “control person” liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims.

Under the terms of the Broadband acquisition, we are generally contractually liable for 50% of any liabilities of AT&T relating to At Home, including most liabilities resulting from any pending or threatened litigation, with the exception, among other things, of liabilities arising out of contracts between At Home and AT&T (or its affiliates) for the benefit of the businesses retained by AT&T following its divestiture of Broadband. In those situations that we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50% of these liabilities. In addition to the actions against AT&T described above, in which we are also a defendant, there are two additional actions brought by At Home’s bondholders’ liquidating trust against AT&T not naming us: (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions in March 2000 described above, and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. Both of

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

these actions are in the discovery stage.

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

AT&T
We, in connection with our acquisition of Broadband, are potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11, Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The first lawsuit, for which our portion of the exposure is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering. The second lawsuit, for which our portion of the exposure is up to 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock. The complaints seek damages in an unspecified amount, but, because the trading activity during the purported class periods was extensive, the amounts ultimately demanded may be significant. We and AT&T believe that AT&T has meritorious defenses and these actions are being vigorously defended. Motions for summary judgment were filed in March 2004 and are pending before the court.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Liberty Digital
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

On November 6, 2003, Liberty Digital was granted leave to file an amended complaint that contained one minor revision to the original complaint. On December 16, 2003, we and Comcast Cable Holdings filed our answer to the amended complaint, in which we again denied the essential allegations of the complaint and asserted various affirmative defenses. Discovery in this matter is currently underway and a trial is scheduled to commence on July 19, 2004.

In our opinion, the final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10.	FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Beginning in the first quarter of 2004, although they do not meet the quantitative disclosure requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we have elected to separately disclose our content businesses as a reportable segment. Our content segment consists of our national networks E! Entertainment, Style Network, The Golf Channel, Outdoor Life Network and G4. As a result of this change, we have presented the comparable 2003 Content segment amounts. In evaluating our segments’ profitability, the components of net income (loss) below operating income before depreciation and amortization are not separately evaluated by our management (amounts in millions).

	Cable (1)	Content	Corporate and Other (2)	Total

Three Months Ended March 31, 2004
Revenues (3)	$4,647	$176	$85	$4,908
Operating income (loss) before depreciation
and amortization (4)	1,719	69	(55)	1,733
Depreciation and amortization	1,017	35	22	1,074
Operating income (loss)	702	34	(77)	659
Capital expenditures	814	4	10	828

Three Months Ended March 31, 2003
Revenues (3)	$4,232	$145	$89	$4,466
Operating income (loss) before depreciation
and amortization (4)	1,421	41	(34)	1,428
Depreciation and amortization	1,080	32	22	1,134
Operating income (loss)	341	9	(56)	294
Capital expenditures	953	3	2	958

As of March 31, 2004
Assets	$105,043	$2,067	$1,457	$108,567

As of December 31, 2003
Assets	$105,316	$2,110	$1,733	$109,159

_____________

(1)	Our regional programming networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.
(2)

Corporate and other includes corporate activities, elimination entries and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 5).

(3)	Non-US revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.
(4)

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (Comcast Cable or "CCCL"), Comcast Cable Communications Holdings, Inc. (Comcast Cable Communications Holdings or "CCCH"), Comcast MO Group, Inc. ("Comcast MO Group"), Comcast Cable Holdings, LLC (Comcast Cable Holdings or "CCH"), and Comcast MO of Delaware, LLC ("Comcast MO of Delaware") fully and unconditionally guarantee each other's debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the "Combined CCHMO Parents." Our condensed consolidating financial information is as follows (in millions):

Comcast Corporation Condensed Consolidating Balance Sheet As of March 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$13	$	$		$$862		$$875
Investments	47				2,735		2,782
Accounts receivable, net					776		776
Other current assets	14				813		827

Total current assets	74				5,186		5,260

INVESTMENTS					14,270		14,270
INVESTMENTS IN AND AMOUNTS DUE
FROM SUBSIDIARIES ELIMINATED
UPON CONSOLIDATION	46,197	26,797	33,264	39,899	19,843	(166,000)
PROPERTY AND EQUIPMENT, net	8		3		18,484		18,495
FRANCHISE RIGHTS					51,050		51,050
GOODWILL					14,840		14,840
OTHER INTANGIBLE ASSETS, net	250				3,711		3,961
OTHER NONCURRENT ASSETS, net	74	66	30		521		691

Total Assets	$46,603	$26,863	$33,297	$39,899	$127,905	($166,000)	$108,567

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$	$	$		$$1,024		$$1,024
Accrued expenses and other current
liabilities	308	323	161	200	3,157		4,149
Deferred income taxes					733		733
Current portion of long-term debt		301		411	2,674		3,386

Total current liabilities	308	624	161	611	7,588		9,292

LONG-TERM DEBT, less current portion	4,012	6,396	3,498	6,024	3,310		23,240
DEFERRED INCOME TAXES					26,291		26,291
OTHER NONCURRENT LIABILITIES	537				7,169		7,706
MINORITY INTEREST	8				292		300

STOCKHOLDERS’ EQUITY
Common stock	25						25
Other stockholders’ equity	41,713	19,843	29,638	33,264	83,255	(166,000)	41,713

Total Stockholders’ Equity	41,738	19,843	29,638	33,264	83,255	(166,000)	41,738

Total Liabilities and Stockholders’ Equity	$46,603	$26,863	$33,297	$39,899	$127,905	($166,000)	$108,567

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Balance Sheet As of December 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$	$	$		$$1,550		$$1,550
Investments	50				2,443		2,493
Accounts receivable, net					907		907
Other current assets	15				438		453

Total current assets	65				5,338		5,403

INVESTMENTS					14,818		14,818
INVESTMENTS IN AND AMOUNTS DUE
FROM SUBSIDIARIES ELIMINATED
UPON CONSOLIDATION	46,268	26,643	33,138	39,919	19,678	(165,646)
PROPERTY AND EQUIPMENT, net	7		4		18,462		18,473
FRANCHISE RIGHTS					51,050		51,050
GOODWILL					14,841		14,841
OTHER INTANGIBLE ASSETS, net					3,859		3,859
OTHER NONCURRENT ASSETS, net	87	43	30		555		715

Total Assets	$46,427	$26,686	$33,172	$39,919	$128,601	($165,646)	$109,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$	$	$		$$1,251		$$1,251
Accrued expenses and other current
liabilities	391	99	76	316	3,681		4,563
Deferred income taxes					679		679
Current portion of long-term debt		303		314	2,544		3,161

Total current liabilities	391	402	76	630	8,155		9,654

LONG-TERM DEBT, less current portion	3,994	6,606	3,498	6,151	3,586		23,835
DEFERRED INCOME TAXES					25,900		25,900
OTHER NONCURRENT LIABILITIES	380				7,436		7,816
MINORITY INTEREST					292		292

STOCKHOLDERS' EQUITY
Common stock	25						25
Other stockholders' equity	41,637	19,678	29,598	33,138	83,232	(165,646)	41,637

Total Stockholders' Equity	41,662	19,678	29,598	33,138	83,232	(165,646)	41,662

Total Liabilities and Stockholders' Equity	$46,427	$26,686	$33,172	$39,919	$128,601	($165,646)	$109,159

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$		$$4,908		$$4,908
Management fee revenue	98	39	61	61		(259)

	98	39	61	61	4,908	(259)	4,908

COSTS AND EXPENSES
Operating (excluding depreciation)					1,869		1,869
Selling, general and administrative	44	39	61	61	1,360	(259)	1,306
Depreciation					798		798
Amortization					276		276

	44	39	61	61	4,303	(259)	4,249

OPERATING INCOME	54				605		659

OTHER INCOME (EXPENSE)
Interest expense	(102)	(127)	(76)	(101)	(94)		(500)
Investment loss, net					(9)		(9)
Equity in net (losses) income of affiliates	96	268	93	146	168	(788)	(17)
Other income					7		7

	(6)	141	17	45	72	(788)	(519)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	48	141	17	45	677	(788)	140

INCOME TAX (EXPENSE) BENEFIT	17	44	27	35	(199)		(76)

INCOME (LOSS) BEFORE MINORITY INTEREST	65	185	44	80	478	(788)	64

MINORITY INTEREST					1		1

NET INCOME (LOSS)	$65	$185	$44	$80	$479	($788)	$65

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Three Months Ended March 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$		$$4,466		$$4,466
Management fee revenue	95	37	58	58		(248)

	95	37	58	58	4,466	(248)	4,466

COSTS AND EXPENSES
Operating (excluding depreciation)					1,811		1,811
Selling, general and administrative	38	37	58	58	1,284	(248)	1,227
Depreciation					780		780
Amortization					354		354

	38	37	58	58	4,229	(248)	4,172

OPERATING INCOME	57				237		294

OTHER INCOME (EXPENSE)
Interest expense	(44)	(135)	(113)	(115)	(117)		(524)
Investment loss, net					(223)		(223)
Equity in net income (losses) of affiliates	(305)	229	(337)	(262)	124	534	(17)
Other income					13		13

	(349)	94	(450)	(377)	(203)	534	(751)

INCOME (LOSS)FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(292)	94	(450)	(377)	34	534	(457)
INCOME TAX BENEFIT (EXPENSE)	(5)	47	40	40	19		141

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(297)	141	(410)	(337)	53	534	(316)
MINORITY INTEREST					(39)		(39)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(297)	141	(410)	(337)	14	534	(355)
INCOME FROM DISCONTINUED OPERATIONS, net of tax					58		58

NET INCOME (LOSS)	($297)	$141	($410)	($337)	$72	$534	($297)

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net income (loss)	$65	$185	$44	$80	$479	($788)	$65

Adjustments to reconcile net income (loss) to
net cash provided by (used in) operating activities:
Depreciation					798		798
Amortization					276		276
Non-cash interest (income) expense, net	45	2		(26)	1		22
Equity in net (income) losses of affiliates	(96)	(268)	(93)	(146)	(168)	788	17
Losses (gains) on investments and other
(income) expense, net					8		8
Non-cash contribution expense					23		23
Minority interest					(1)		(1)
Deferred income taxes					5		5

Changes in operating assets and liabilities,
net of effects of acquisitions and divestitures
Change in accounts receivable, net					131		131
Change in accounts payable					(227)		(227)
Change in other operating assets and
liabilities	70	201	85	(116)	(583)		(343)

Net cash provided by (used in) operating
activities	84	120	36	(208)	742		774

FINANCING ACTIVITIES
Proceeds from borrowings					4		4
Retirements and repayments of debt		(256)		(3)	(14)		(273)
Other	8				10		18

Net cash provided by (used in)
financing activities	8	(256)		(3)			(251)

INVESTING ACTIVITIES
Net transactions with affiliates	171	136	(36)	211	(482)
Acquisitions, net of cash acquired					(41)		(41)
Proceeds from sales of (purchases of)
short-term investments, net					6		6
Proceeds from sales of investments					4		4
Purchases of investments					(60)		(60)
Capital expenditures					(828)		(828)
Additions to intangible and other noncurrent
assets	(250)				(55)		(305)
Proceeds from settlement of contract of
acquired company					26		26

Net cash (used in) provided by investing
activities	(79)	136	(36)	211	(1,430)		(1,198)

INCREASE (DECREASE) IN CASH AND
CASH EQUIVALENTS	13				(688)		(675)

CASH AND CASH EQUIVALENTS, beginning of period					1,550		1,550

CASH AND CASH EQUIVALENTS, end of period	$13	$	$		$$862		$$875

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Three Months Ended March 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net income (loss)	($297)	$141	($410)	($337)	$72	$534	($297)
Income from discontinued operations					(58)		(58)

Income (loss) from continuing operations	(297)	141	(410)	(337)	14	534	(355)

Adjustments to reconcile net income (loss)
from continuing operations to net
cash provided by (used in) operating
activities from continuing operations:
Depreciation					780		780
Amortization					354		354
Non-cash interest (income) expense, net		(4)		(33)	16		(21)
Equity in net (income) losses of affiliates	305	(229)	337	262	(124)	(534)	17
Losses (gains) on investments and other
(income) expense, net					249		249
Minority interest					13		13
Deferred income taxes					(182)		(182)
Proceeds from sales of trading securities					32		32

Changes in operating assets and
liabilities, net of effects
of acquisitions and divestitures
Change in accounts receivable, net					72		72
Change in accounts payable					(29)		(29)
Change in other operating assets and
liabilities	4	68	10	(196)	(163)		(277)

Net cash provided by (used in) operating
activities from continuing operations	12	(24)	(63)	(304)	1,032		653

FINANCING ACTIVITIES
Proceeds from borrowings	3,690	200			10		3,900
Retirements and repayments of debt	(700)	(1,000)	(3,750)	(608)	(19)		(6,077)
Other					(16)		(16)

Net cash provided by (used in) financing
activities from continuing operations	2,990	(800)	(3,750)	(608)	(25)		(2,193)

INVESTING ACTIVITIES
Net transactions with affiliates	(3,002)	824	3,813	912	(2,547)
Acquisitions, net of cash acquired
Proceeds from sales of (purchases of)
short-term investments, net					(9)		(9)
Proceeds from sales, settlements and
restructuring of investments and assets
held for sale					2,768		2,768
Purchases of investments					(72)		(72)
Capital expenditures					(958)		(958)
Additions to intangible and other noncurrent
assets					(66)		(66)

Net cash provided by (used in) investing
activities	(3,002)	824	3,813	912	(884)		1,663

INCREASE IN CASH AND CASH EQUIVALENTS					123		123
CASH AND CASH EQUIVALENTS, beginning of period					505		505

CASH AND CASH EQUIVALENTS, end of period	$	$	$		$$628		$$628

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content over cable and satellite television networks (our content segment). During the first quarter of 2004, we received over 94% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

        Highlights for the first quarter of 2004 included the following:

•	Revenue growth of 9.8% in our cable segment compared to the same quarter in 2003, driven by continued growth in our new services, such as digital cable and high-speed Internet;

•

Operating income before depreciation and amortization growth of 21.0% in our cable segment compared to the same quarter in 2003, resulting from our revenue growth and efficiencies achieved through integration of the Broadband operations; and

•	Refinancing three of our previously existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility.

        The following provides the details of these highlights and insights into our financial statements, including discussions of our results of operations and our liquidity and capital resources.

Business Developments

        Refer to Note 4 to our financial statements included in Item 1 for a discussion of our acquisitions and other significant events.

        On April 28, 2004, we announced the withdrawal of our proposal to merge with The Walt Disney Company.

Results of Continuing Operations

        Revenues

        Consolidated revenues for the first quarter of 2004 increased $442 million from the same quarter in 2003. Of this increase, $415 million relates to our cable segment, which is discussed separately below. The remaining increase is primarily the result of our content segment, which achieved combined revenue growth of 21.7% during the first quarter of 2004 compared to the same quarter in 2003. This increase in our content segment was the result of increases in distribution revenue and advertising revenue.

        Operating, selling, general and administrative expenses

        Consolidated operating, selling, general and administrative expenses for the first quarter of 2004 increased $137 million from the same quarter in 2003. Of this increase, $117 million relates to our cable segment, which is discussed separately below. The remaining increase is primarily the result of increases in corporate expenses.

        Depreciation

        Depreciation expense increased $18 million for the first quarter of 2004 compared to the same quarter in 2003 and the increase is primarily attributable to our cable segment. This increase is principally due to our recent capital expenditures as we complete our upgrade program.

        Amortization

         Amortization expense decreased $78 million for the first quarter of 2004 compared to the same quarter in 2003 and the decrease is primarily attributable to our cable segment and is principally due to a decrease in the amortization of our franchise related customer relationship intangible assets. In the fourth quarter of 2003, we reduced the value of these intangible assets as a result of obtaining updated valuation reports, which resulted in lower amortization expense.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

Cable Segment Operating Results

        The following table presents our cable segment operating results (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)

	2004	2003	$	%

Video	$3,181	$2,982	$199	6.7%
High-speed Internet	698	492	206	41.9
Phone	178	224	(46)	(20.3)
Advertising sales	269	236	33	14.0
Other	162	147	15	10.2
Franchise fees	159	151	8	5.1

Revenues	4,647	4,232	415	9.8
Other operating, selling, general and administrative expenses	2,928	2,811	117	4.2

Operating income before depreciation and amortization (a)	$1,719	$1,421	$298	21.0%

        The following table presents our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 54,000 subscribers acquired in various small acquisitions between June 2003 and March 2004. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

	Three Months Ended March 31,		Increase/(Decrease)

	2004	2003	$	%

Video subscribers	21,517.9	21,399.4	118.5	0.6%
High-speed Internet subscribers	5,677.8	4,037.6	1,640.2	40.6%
Phone subscribers	1,247.1	1,418.8	(171.7)	(12.1%)
Monthly average revenue per video subscriber	$49.31	$46.50	$2.81	6.0%
Monthly average revenue per high-speed Internet subscriber	$42.46	$42.82	($0.36)	(0.8%)
Monthly average revenue per phone subscriber	$47.34	$52.29	($4.95)	(9.5%)

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

        Revenues

        Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increase in video revenue for the interim period from 2003 to 2004 is primarily due to increases in monthly average revenue per subscriber as a result of rate increases in our traditional video service, growth in digital subscribers, and repricing and repackaging of the digital and premium channel services in the Broadband systems. From March 31, 2003 to March 31, 2004, we added approximately 118,500 basic subscribers and 1,056,500 digital subscribers, or a 15.5% increase in digital subscribers. We expect continued growth in our video services revenue.

        The increase in high-speed Internet revenue for the interim period from 2003 to 2004 is primarily due to the addition of approximately 1,640,200 high-speed Internet subscribers from March 31, 2003 to March 31, 2004, or a 40.6% increase in high-speed Internet subscribers, offset by a slight decrease in monthly average revenue per subscriber. We expect continued high-speed Internet revenue growth as overall demand for our services continues to increase.

        The decrease in phone revenue for the interim period from 2003 to 2004 is primarily as a result of our focus on operating efficiencies to drive profitability in the phone business, rather than focusing on subscriber growth. As a result, from March 31, 2003 to March 31, 2004, our phone subscribers decreased by approximately 171,700 subscribers.

        The increase in advertising sales revenue for the interim period from 2003 to 2004 is primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market.

        Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional programming networks, commercial data revenue and revenue from other product offerings.

        The increase in franchise fees collected from our cable subscribers for the interim period from 2003 to 2004 is primarily attributable to the increase in our revenues upon which the fees apply.

        Expenses

        Total operating, selling, general and administrative expenses increased for the interim period from 2003 to 2004 primarily as a result of increases in labor and other volume related operating expenses associated with the growth in our high-speed Internet and digital cable services. Offsetting these increases were cost efficiencies generated from the integration of Broadband. Additionally, customer service expenses slightly declined because we no longer outsource Broadband's customer service operations.

Consolidated Income (Expense) Items

        Interest Expense

        The decrease in interest expense for the interim period from 2003 to 2004 is due to our decreased amount of debt outstanding as a result of our debt reduction during 2003. The decrease was offset somewhat by the effects of the write-off of $38 million of unamortized debt issue costs to interest expense in the 2004 interim period in connection with the refinancing of our previously existing revolving credit facilities, as well as to the effects of our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity," on July 1, 2003 on a prospective basis. As a result of the adoption of SFAS No. 150, interest expense in the 2004 interim period includes $25 million of dividends on our subsidiary's preferred stock, previously classified as minority interest.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

        Investment Loss, Net
        Investment loss, net for the interim periods includes the following (in millions):

	Three Months Ended March 31,
	2004	2003

Interest and dividend income	$17	$34
Gains on sales and exchanges of investments, net	2	22
Investment impairment losses		(55)
Mark to market adjustments on trading securities	(174)	(15)
Mark to market adjustments on derivatives related
to trading securities	55	(10)
Mark to market adjustments on derivatives and hedged items	91	(199)

Investment loss, net	($9)	($223)

        We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment loss, net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities, with the exception in 2004 of the mark to market adjustments on approximately 116 million shares of our Liberty common shares discussed below, was substantially offset by the changes in the fair value of the related derivatives.

        We are exposed to changes in the fair value of approximately 116 million shares of Liberty common stock we hold and account for as a trading security because we have not entered into a corresponding derivative to hedge this market exposure.

        We are also exposed to changes in the fair value of the derivative component of the Comcast exchangeable notes we have outstanding since the underlying 30.9 million shares of Comcast Class A Special common stock we hold in treasury are carried at our historical cost and are not adjusted for changes in fair value.

        Accordingly, our investment income (loss) is affected by fluctuations in the fair value of both the Liberty common stock and the derivative component of the Comcast exchangeable notes. Investment loss, net for the first quarter of 2004 includes a loss of $29 million, net related to these financial instruments compared to a loss of $197 million in the same quarter of 2003.

        Income Tax (Expense) Benefit

        The change in income tax (expense) benefit for the interim period from 2003 to 2004 is primarily the result of the effects of changes in our income (loss) before taxes and minority interest.

        Minority Interest

         The change in minority interest for the interim period from 2003 to 2004 is attributable to the effects of our adoption of SFAS No. 150, upon which we now record our subsidiary preferred dividends, previously included within minority interest expense, to interest expense.

        We believe that our operations are not materially affected by inflation.

Liquidity and Capital Resources

        We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, through available borrowings under our existing credit facilities, and through our ability to obtain future external financing.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

        Cash and Cash Equivalents

        We have traditionally maintained significant levels of cash and cash equivalents to meet our short-term liquidity requirements. As of March 31, 2004, our cash and cash equivalents were $875 million, substantially all of which is unrestricted.

        Investments

        We consider investments that we determine to be non-strategic, highly-valued, or both, to be a source of liquidity. As of March 31, 2004, we consider our investments in the following to be potential sources of liquidity:

•	$1.5 billion in Time Warner Inc. common equivalent preferred stock,
•	$1.3 billion in Liberty common stock,
•	21% interest in Time Warner Cable Inc., and
•	interests in certain cable television partnerships.

        We do not have any significant contractual funding commitments with respect to any of our investments.

        Refer to Note 5 to our financial statements included in Item 1 for a discussion of our investments.

        Available Borrowings Under Credit Facilities

        We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. On January 8, 2004, we refinanced three of our existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility due January 2009. As of March 31, 2004, amounts available under our lines of credit totaled $4.382 billion. Refer to Note 6 to our consolidated financial statements included in Item 1 for further discussion about our new credit facility.

        Financing

        As of March 31, 2004 and December 31, 2003, our debt, including capital lease obligations, was $26.626 billion and $26.996 billion, respectively. The $370 million decrease from December 31, 2003 to March 31, 2004 results principally from the effects of our net debt repayments during the first quarter of 2004. Included in our debt as of March 31, 2004 and December 31, 2003 was current portion of long-term debt of $3.386 billion and $3.161 billion, respectively.

        Excluding the effects of interest rate risk management instruments, 7.7% and 8.2% of our total debt as of March 31, 2004 and December 31, 2003, respectively, was at variable rates.

        We have made, and may from time to time in the future depending on certain factors such as market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

        Refer to Note 6 to our financial statements included in Item 1 for a discussion of our long-term debt.

Statement of Cash Flows

        Cash and cash equivalents decreased $675 million as of March 31, 2004 from December 31, 2003. The decrease in cash and cash equivalents resulted from cash flows from operating, financing and investing activities, as explained below.

        Net cash provided by operating activities from continuing operations amounted to $774 million for the three months ended March 31, 2004, due principally to our operating income before depreciation and amortization (see “Results of Continuing Operations”), the effects of interest and income tax payments, and changes in operating assets and liabilities as a result of the timing of receipts and disbursements.

        Net cash used in financing activities from continuing operations was $251 million for the three months ended March 31, 2004 and consists primarily of repayments of debt.

        During the three months ended March 31, 2004, we repaid $273 million of our debt, consisting principally of:

•	$260 million of our senior and medium term notes and
•	$13 million of capital leases and other.

        Net cash used in investing activities from continuing operations was $1.198 billion for the three months ended March 31, 2004. During this period, net cash used in investing activities from continuing operations includes capital expenditures of $828 million and additions to intangible assets of $305 million.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2003 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

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

Changes in internal control over financial reporting. There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.	OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

        Refer to Note 9 to our condensed financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 2.	CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

        A summary of our repurchases during the quarter under the $1 billion repurchase program authorized by our Board of Directors in December 2003, are as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value Shares that May Yet Be Purchased Under the Program

January 1-31, 2004	839,118	$32.78	730,500	$950,030,527
February 1-29, 2004	1,850	$29.80		$950,030,527
March 1-31, 2004	4,244	$28.16		$950,030,527

Total	845,212	$32.75	730,500	$950,030,527

        The total number of shares purchased includes approximately 115,000 shares received in the administration of employee equity compensation plans.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a);	Exhibits required to be filed by Item 601 of Regulation S-K:

4.1

Credit Agreement dated as of January 8, 2004 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions Party Thereto, JP Morgan Chase Bank, as Administrative Agent, and Issuing Lender, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Barclays Bank PLC and Deutsche Bank Securities, Inc., as Co-Documentation Agents.

10.1	Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective January 30, 2004.

10.2	Employment Agreement between Comcast Corporation and Stephen B. Burke, effective January 1, 2004.

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

               (i) We filed a Current Report on Form 8-K under Items 5 and 7(c) on February 11, 2004 announcing our proposal to merge with the Walt Disney Company.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ Lawrence J. Salva

Lawrence J. Salva Senior Vice President and Controller (Principal Accounting Officer)

Date: May 5, 2004