Form 10-Q
period 2004-06-30
COMCAST CORP
filed 2004-07-30
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

JUNE 30, 2004
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

As of June 30, 2004, there were 1,358,616,278 shares of our Class A Common Stock, 866,778,108 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
TABLE OF CONTENTS

_________________

        This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	(Dollars in millions, except share data)
	June 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$594	$1,550
Investments	2,481	2,493
Accounts receivable, less allowance for doubtful accounts of $142 and $146	925	907
Other current assets	418	453

Total current assets	4,418	5,403

INVESTMENTS	14,204	14,818

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $7,949 and $6,563	18,615	18,473

FRANCHISE RIGHTS	51,070	51,050

GOODWILL	14,816	14,841

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $2,810 and $2,182	4,322	3,859

OTHER NONCURRENT ASSETS, net	636	715

	$108,081	$109,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$988	$1,251
Accrued expenses and other current liabilities	4,194	4,563
Deferred income taxes	657	679
Current portion of long-term debt	2,792	3,161

Total current liabilities	8,631	9,654

LONG-TERM DEBT, less current portion	22,985	23,835

DEFERRED INCOME TAXES	26,644	25,900

OTHER NONCURRENT LIABILITIES	7,922	7,816

MINORITY INTEREST	384	292

COMMITMENTS AND CONTINGENCIES (NOTE 9)

STOCKHOLDERS' EQUITY
Preferred stock - authorized 20,000,000 shares; issued, zero
Class A common stock, $0.01 par value - authorized,
7,500,000,000 shares; issued, 1,602,256,778 and 1,601,161,057;
outstanding, 1,358,616,278 and 1,357,520,557	16	16
Class A special common stock, $0.01 par value - authorized,
7,500,000,000 shares; issued 914,067,951 and 931,732,876;
outstanding, 866,778,108 and 884,443,033	9	9
Class B common stock, $0.01 par value - authorized, 75,000,000 shares;
issued, 9,444,375
Additional capital	44,484	44,742
Retained earnings	4,653	4,552
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A special
common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(130)	(140)

Total stockholders' equity	41,515	41,662

	$108,081	$109,159

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	(Dollars in millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

REVENUES	$5,066	$4,594	$9,974	$9,060

COSTS AND EXPENSES
Operating (excluding depreciation)	1,794	1,753	3,663	3,564
Selling, general and administrative	1,320	1,229	2,626	2,456
Depreciation	813	816	1,611	1,596
Amortization	287	371	563	725

	4,214	4,169	8,463	8,341

OPERATING INCOME	852	425	1,511	719

OTHER INCOME (EXPENSE)
Interest expense	(484)	(490)	(984)	(1,014)
Investment income (loss), net	151	(6)	142	(229)
Equity in net (losses) income of affiliates	(20)	1	(37)	(16)
Other income	12	22	19	35

	(341)	(473)	(860)	(1,224)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
MINORITY INTEREST	511	(48)	651	(505)

INCOME TAX (EXPENSE) BENEFIT	(234)	(13)	(310)	128

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	277	(61)	341	(377)

MINORITY INTEREST	(15)	(32)	(14)	(71)

INCOME (LOSS) FROM CONTINUING OPERATIONS	262	(93)	327	(448)

INCOME FROM DISCONTINUED OPERATIONS, net of tax		71		129

NET INCOME (LOSS)	$262	($22)	$327	($319)

BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations	$0.12	($0.04)	$0.14	($0.20)
Income from discontinued operations		0.03		0.06

Net income (loss)	$0.12	($0.01)	$0.14	($0.14)

DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations	$0.12	($0.04)	$0.14	($0.20)
Income from discontinued operations		0.03		0.06

Net income (loss)	$0.12	($0.01)	$0.14	($0.14)

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in millions) Six Months Ended June 30,
	2004	2003

OPERATING ACTIVITIES
Net income (loss)	$327	($319)
Income from discontinued operations		(129)

Income (loss) from continuing operations	327	(448)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	1,611	1,596
Amortization	563	725
Non-cash interest (income) expense, net	25	(61)
Equity in net losses of affiliates	37	16
Losses (gains) on investments and other income, net	(125)	257
Non-cash contribution expense	23
Minority interest	14	20
Deferred income taxes	155	(226)
Proceeds from sales of trading securities		85

Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(8)	(6)
Change in accounts payable	(263)	(183)
Change in other operating assets and liabilities	274	(64)

Net cash provided by operating activities from continuing operations	2,633	1,711

FINANCING ACTIVITIES
Proceeds from borrowings	1,058	8,848
Retirements and repayments of debt	(1,617)	(11,543)
Repurchases of common stock	(511)
Other	46	(3)

Net cash used in financing activities from continuing operations	(1,024)	(2,698)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(336)	(22)
Proceeds from sales (purchases) of short-term investments, net	(15)	(20)
Proceeds from sales and restructuring of investments and assets held for sale	51	3,592
Purchases of investments	(106)	(130)
Capital expenditures	(1,732)	(2,012)
Additions to intangible and other noncurrent assets	(453)	(110)
Proceeds from settlement of contract of acquired company	26

Net cash (used in) provided by investing activities from continuing operations	(2,565)	1,298

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(956)	311

CASH AND CASH EQUIVALENTS, beginning of period	1,550	505

CASH AND CASH EQUIVALENTS, end of period	$594	$816

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
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

The results of operations of QVC included within income from discontinued operations, net of tax are as follows (in millions):

	Three Months Ended June 30, 2003	Six Months Ended June 30, 2003

Revenues	$1,101	$2,163
Income before income taxes and minority interest	$199	$371
Income tax expense	$64	$137

Reclassifications Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2004.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

EITF 03-16
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 requires investments in limited liability companies (“LLCs”) that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures.” Investors would be required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 is effective for the first period beginning after June 15, 2004. The adoption of EITF 03-16 will not have a material impact on our financial condition or results of operations.

3.	EARNINGS PER SHARE

Earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) from continuing operations for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and Comcast exchangeable notes (see Note 6). Diluted earnings for common stockholders per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. Diluted EPS for the interim periods in 2004 excludes the impact of potential common shares related to our Class A Special common stock held in treasury because it is our intent to settle the related Comcast exchangeable notes using cash.

Diluted EPS for the three and six months ended June 30, 2004 excludes approximately 108 million and 93 million potential common shares, respectively, related to our stock option plans because the option exercise price was greater than the average market price of our Class A common stock and our Class A Special common stock for the period. Diluted EPS for the three and six months ended June 30, 2003 excludes approximately 197 million and 190 million potential common shares, respectively, primarily related to our stock option and restricted stock plans and our common stock held in treasury because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders from continuing operations for the interim periods presented:

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	(Amounts in millions, except per share data) Three Months Ended June 30,
	2004			2003

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS for common
stockholders	$262	2,257	$0.12	($93)	2,255	($0.04)
Effect of Dilutive
Securities
Assumed exercise of
stock option and
restricted stock plans		10

Diluted EPS	$262	2,267	$0.12	($93)	2,255	($0.04)

	(Amounts in millions, except per share data) Six Months Ended June 30,
	2004			2003

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS for common
stockholders	$327	2,257	$0.14	($448)	2,255	($0.20)
Effect of Dilutive
Securities
Assumed exercise of
stock option and
restricted stock plans		11

Diluted EPS	$327	2,268	$0.14	($448)	2,255	($0.20)

4.	ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Acquisition of Broadband
On November 18, 2002, we completed the acquisition of AT&T Corp.‘s (“AT&T”) broadband business, which we refer to as “Broadband.” The acquisition created the largest cable operator in the United States by combining Broadband’s and our cable networks.

The application of purchase accounting under SFAS No. 141, “Business Combinations,” requires that the total purchase price of an acquisition be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. During 2003, we finalized the Broadband purchase price allocation, except for certain litigation contingencies relating to our share of AT&T’s potential liability associated with the At Home Corporation litigation (see Note 9). We are waiting for additional information to complete the Broadband purchase price allocation, which we have arranged with AT&T to obtain and expect to receive during 2004.

Liabilities associated with exit activities recorded in the purchase price allocation consist of $602 million associated with accrued employee termination and related costs and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during the six months ended June 30, 2004 were as follows (in millions):

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Employee Termination and Related Costs	Contract Exit Costs

Balance, December 31, 2003	$135	$461
Payments	(38)	(12)
Interest accretion		2

Balance, June 30, 2004	$97	$451

Gemstar
On March 31, 2004, we entered into a long-term, non-exclusive patent license and distribution agreement with Gemstar-TV Guide International (“Gemstar”) in exchange for a one-time payment of $250 million to Gemstar. This amount is included in other intangible assets in our condensed consolidated balance sheet and is being amortized based on a preliminary allocation of value. This agreement allows us to utilize Gemstar’s intellectual property and technology and the TV Guide brand and content on our interactive program guides. In addition, we formed an entity along with Gemstar to develop and enhance interactive programming guides.

TechTV
On May 10, 2004, we completed the purchase of TechTV, Inc. (“TechTV”) by acquiring all outstanding common and preferred stock of TechTV from Vulcan Programming, Inc. for approximately $300 million in cash. Substantially all of the purchase price has been recorded as an intangible asset pending the completion of a formal valuation. The results of TechTV are not material for pro forma presentation. On May 28, 2004, G4 and TechTV began operating as one network called G4techTV, which is available to approximately 42 million cable and satellite homes nationwide. We have classified G4techTV as part of our content business segment (see Note 10).

5.	INVESTMENTS

	June 30, 2004	December 31, 2003

	(in millions)
Fair value method
Cablevision	$815	$970
Liberty Media Corporation	1,981	2,644
Liberty Media International	407
Microsoft	1,334	1,331
Sprint	515	349
Vodafone	871	1,245
Other	45	44

	5,968	6,583

Equity Method
Cable related	2,183	2,145
Other	238	242

	2,421	2,387

Cost method, principally Time Warner Cable and Time Warner	8,296	8,341

Total investments	16,685	17,311
Less, current investments	2,481	2,493

Non-current investments	$14,204	$14,818

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Fair Value Method
We hold unrestricted equity investments, which we account for as available for sale or trading securities, in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of June 30, 2004 and December 31, 2003 of $49 million and $65 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $17 million and $23 million, respectively.

On June 7, 2004, we received approximately 11 million shares of Liberty Media International, Inc. (“Liberty International”) Series A common stock in connection with the spin-off by Liberty Media Corporation (“Liberty”) of Liberty International. In the spin-off, each share of Liberty Series A and Series B common stock received 0.05 shares of the new Liberty International Series A common stock. As of June 30, 2004, we have classified all of the shares of Liberty International Series A common stock that we received as trading securities recorded at fair value within noncurrent investments. Approximately 5 million of these shares collateralize a portion of the ten year prepaid forward sale of Liberty common stock that we entered into in December 2003.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (in millions):

	June 30, 2004	December 31, 2003

Cost	$78	$92
Unrealized gains	49	66
Unrealized losses		(1)

Fair value	$127	$157

Investment Income (Loss), Net Investment income (loss), net for the interim periods includes the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest and dividend income	$26	$49	$43	$83
Gains (losses) on sales and exchanges of investments, net	(1)	1	1	23
Investment impairment losses	(3)	(15)	(3)	(70)
Mark to market adjustments on trading securities	(53)	307	(227)	292
Mark to market adjustments on derivatives related
to trading securities	200	(296)	255	(306)
Mark to market adjustments on derivatives and hedged items	(18)	(52)	73	(251)

Investment income (loss), net	$151	($6)	$142	($229)

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

6.	LONG-TERM DEBT

	June 30, 2004	December 31, 2003

	(in millions)

Notes exchangeable into common stock	$3,360	$4,318
Bank and public debt	21,959	22,193
Other, including capital lease obligations	458	485

Total debt	$25,777	$26,996

The Cross-Guarantee Structure
To simplify our capital structure, we and a number of our wholly-owned subsidiaries that hold substantially all of our cable communications assets have unconditionally guaranteed each other’s debt securities and indebtedness for borrowed money, including amounts outstanding under the new credit facility (see below). As of June 30, 2004, $20.675 billion of our debt was included in the cross-guarantee structure.

Comcast Holdings is not a guarantor and none of its debt is guaranteed under the cross-guarantee structure. As of June 30, 2004, $981 million of our debt was outstanding at Comcast Holdings.

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

Comcast Exchangeable Notes
In May and June 2004, we redeemed an aggregate of $533 million face amount of Comcast exchangeable notes due December 2004 and 2005 (covering approximately 14.9 million shares of our Class A Special common stock) by paying $400 million in cash and by exercising our options to put the underlying equity collar agreements to the counterparty. Interest expense for the three and six months ended June 30, 2004 includes $29 million related to the early redemption of these obligations. As of June 30, 2004, an aggregate of $441 million of Comcast exchangeable notes, which are due in November 2004 and 2005, remain outstanding. The remaining outstanding Comcast exchangeable notes are collateralized by approximately 16 million shares of our Class A Special common stock held in treasury.

Repayments of Senior Notes
On March 31, 2004, we repaid all $250 million principal amount of our 8.875% senior notes due 2007. On May 1, 2004, we repaid all $300 million principal amount of our 8.125% senior notes due 2004. The repayments were both financed with available cash.

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

During the three and six months ended June 30, 2004, we settled an aggregate of $176 million and $352 million, respectively, of our obligations relating to our Vodafone exchangeable notes by delivering the underlying ADRs to

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying ADRs expired. The Vodafone transactions represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature.

As of June 30, 2004, the securities we hold collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 5 and 8).

Commercial Paper
In June 2004, we entered into a new commercial paper program to provide a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. As of June 30, 2004, amounts outstanding under the program totaled $304 million with a weighted average interest rate of 1.74%. Amounts outstanding under the program are classified as long-term in our consolidated balance sheet as we have both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under our revolving bank credit facility.

ZONES
At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the “ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES or the market value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holders’ option for an amount of cash equal to 95% of the market value of Sprint common stock. As of June 30, 2004, the number of Sprint shares we held exceeded the number of ZONES outstanding.

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):

	Exchangeable Notes		ZONES

	Six Months Ended June 30,		Six Months Ended June 30,
Balance at Beginning of Period:	2004	2003	2004	2003

Debt component	$5,030	$6,981	$515	$491
Derivative component	(712)	(1,522)	268	208

Total	4,318	5,459	783	699
Decrease in debt component due to maturities
and redemptions	(887)	(176)
Change in debt component to interest expense	(44)	(55)	13	12
Change in derivative component to investment
income (loss), net	(27)	385	(56)	65
Balance at End of Period:
Debt component	4,099	6,750	528	503
Derivative component	(739)	(1,137)	212	273

Total	$3,360	$5,613	$740	$776

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Interest Rates
Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate was 7.08% as of June 30, 2004 and December 31, 2003.

Derivatives
We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

Lines and Letters of Credit As of June 30, 2004, we and certain of our subsidiaries had unused lines of credit of $3.898 billion under our respective credit facilities.

As of June 30, 2004, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $422 million to cover potential fundings under various agreements.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss), as reported	$262	($22)	$327	($319)

Add: Total stock-based compensation expense
included in net income (loss), as reported above	10	2	15	4

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards relating to
continuing operations, net of related tax effects	(48)	(41)	(81)	(76)

Deduct: Total stock-based compensation expense determined
under fair value based method for all awards relating to
discontinued operations, net of related tax effects		(4)		(7)

Pro forma, net income (loss)	$224	($65)	$261	($398)

Basic earnings (loss) from continuing operations for common
stockholders per common share:
As reported	$0.12	($0.04)	$0.14	($0.20)
Pro forma	$0.10	($0.06)	$0.12	($0.23)

Diluted earnings (loss) from continuing operations for common stockholders per common share:
As reported	$0.12	($0.04)	$0.14	($0.20)
Pro forma	$0.10	($0.06)	$0.12	($0.23)

Basic earnings (loss) for common stockholders per common share:
As reported	$0.12	($0.01)	$0.14	($0.14)
Pro forma	$0.10	($0.03)	$0.12	($0.18)

Diluted earnings (loss) for common stockholders per common share:
As reported	$0.12	($0.01)	$0.14	($0.14)
Pro forma	$0.10	($0.03)	$0.12	($0.18)

The pro forma effect on net income (loss) and net income (loss) per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income (loss) in future years because additional awards in future years are anticipated.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the activity of our option plans during the six months ended June 30, 2004 (options in thousands):

	Class A Common Stock		Class A Special Common Stock

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	85,151	$39.28	60,464	$29.43
Granted	15,117	29.93
Exercised	(530)	23.03	(1,057)	11.57
Canceled	(2,748)	38.08	(695)	35.25

Outstanding at end of period	96,990	37.98	58,712	29.68

Exercisable at end of period	55,202	44.78	34,824	27.19

Share Repurchase Program
Based on the trade date for stock repurchases, during the three and six months ended June 30, 2004, we repurchased approximately 17.8 million shares and 18.5 million shares, respectively, of our Class A Special common stock for aggregate consideration of $499 million and $523 million, respectively, pursuant to our Board authorized repurchase program.

Comprehensive Income (Loss) Our total comprehensive income (loss) for the interim periods was as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net income (loss)	$262	($22)	$327	($319)
Unrealized gains (losses) on marketable securities	(11)	3	(9)	(28)
Reclassification adjustments for losses
included in net income (loss)	11	3	19	27
Foreign currency translation gains		9		15

Comprehensive income (loss)	$262	($7)	$337	($305)

8.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the interim periods as follows (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest	$376	$449	$981	$1,016
Income taxes	$89	$38	$150	$53

The three and six month interim periods in 2004 include a federal income tax refund of approximately $536 million. During the three and six months ended June 30, 2004, we entered into non-cash financing and investing activities

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

related to certain of our Exchangeable Notes (see Note 6). During the three months ended June 30, 2004, we acquired cable systems through the assumption of $68 million of debt, which is considered a non-cash financing and investing activity. Also during the three months ended June 30, 2004, in connection with the acquisition of TechTV (see Note 4), we issued shares in G4techTV with a value of approximately $70 million, which is also considered a non-cash financing and investing activity.

9.	COMMITMENTS AND CONTINGENCIES

Commitments
Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between May 2008 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of June 30, 2004, at which time there were no quoted market prices for similar agreements.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

AT&T - Wireless and Common Stock Cases
We, in connection with our acquisition of Broadband, are potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11, Section 12(a)(2) and Section 15 of the Securities Act of 1933, as amended, and Section 10(b) and Section 20(a) of the Securities Exchange Act of 1934, as amended. The first lawsuit, for which our portion of the exposure is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering (“Wireless Case”). The second lawsuit, for which our portion of the exposure is up to 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock (“Common Stock Case”). The complaints seek damages in an unspecified amount, but, because the trading activity during the purported class periods was extensive, the amounts ultimately demanded may be significant. We and AT&T believe that AT&T has meritorious defenses and these actions are being vigorously defended.

In March 2004, AT&T and the other defendants moved for summary judgment in both the Common Stock and Wireless Cases, and the plaintiffs moved for summary judgment in the Wireless Case. In June 2004, the Court granted in part and denied in part the motion for summary judgment in the Common Stock Case. The Court held that the plaintiffs could not prove that the alleged misrepresentation caused the decline in shareholder value with regard to any of their claims except for the December 1999 projections concerning AT&T Business Services and AT&T Consumer Services. This decision is ultimately subject to appeal, although such an appeal is unlikely until after a final judgment is entered in the case. The Court allowed the plaintiffs’ Section 20(a) claim to go forward. The trial on the remaining claims in the Common Stock Case is set to commence on October 5, 2004. No trial date has been set in the Wireless Case. In connection with the Broadband acquisition, we recorded an estimate of the fair value of the potential liability associated with these cases. We have not adjusted the amount recorded pending both the appeals process described above and final resolution of these cases.

AT&T-TCI
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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

In our opinion, the final disposition of these AT&T related claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

On July 20, 2004, we and certain of our affiliates entered into an exchange agreement with Liberty (the parent company of Liberty Digital) and certain of its affiliates. The closing of the transactions in the exchange agreement on July 28, 2004 resolved all claims in the litigation. Pursuant to the terms of the exchange agreement, the parties submitted to the court a stipulation of dismissal that, upon approval by the court, will dismiss the litigation with prejudice.

Other
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. In our opinion, the amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

10.	FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Beginning in the first quarter of 2004, although they do not meet the quantitative disclosure requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information,” we elected to disclose our content businesses separately as a reportable segment. Our content segment consists of our national networks E! Entertainment, Style Network, The Golf Channel, Outdoor Life Network and G4techTV. As a result of this change, we have presented the comparable 2003 Content segment amounts. In evaluating our segments’ profitability, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (amounts in millions).

	Cable (1)	Content	Corporate and Other (2)	Total

Three Months Ended March 31, 2004
Revenues (3)	$4,838	$199	$29	$5,066
Operating income (loss) before depreciation and
amortization (4)	1,920	77	(45)	1,952
Depreciation and amortization	1,043	39	18	1,100
Operating income (loss)	877	38	(63)	852
Capital expenditures	893	6	5	904

Three Months Ended June 30, 2003

Revenues (3)	$4,379	$159	$56	$4,594
Operating income (loss) before depreciation and
amortization (4)	1,597	56	(41)	1,612
Depreciation and amortization	1,133	32	22	1,187
Operating income (loss)	464	24	(63)	425
Capital expenditures	1,047	4	3	1,054

Six Months Ended June 30, 2004

Revenues (3)	$9,485	$375	$114	$9,974
Operating income (loss) before depreciation and
amortization (4)	3,639	146	(100)	3,685
Depreciation and amortization	2,060	74	40	2,174
Operating income (loss)	1,579	72	(140)	1,511
Capital expenditures	1,707	10	15	1,732

Six Months Ended June 30, 2003

Revenues (3)	$8,611	$304	$145	$9,060
Operating income (loss) before depreciation and
amortization (4)	3,018	97	(75)	3,040
Depreciation and amortization	2,213	64	44	2,321
Operating income (loss)	805	33	(119)	719
Capital expenditures	2,000	7	5	2,012

As of June 30, 2004

Assets	$105,486	$2,460	$135	$108,081

As of December 31, 2003

Assets	$105,316	$2,110	$1,733	$109,159

_____________

(1)	Our regional programming networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.

(2)

Corporate and other includes corporate activities, elimination entries and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 5).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (Comcast Cable or “CCCL”), Comcast Cable Communications Holdings, Inc. (Comcast Cable Communications Holdings or “CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (Comcast Cable Holdings or “CCH”), and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) fully and unconditionally guarantee each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.” Our condensed consolidating financial information is as follows (in millions):

Comcast Corporation Condensed Consolidating Balance Sheet As of June 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$	$	$		$$594		$$594
Investments					2,481		2,481
Accounts receivable, net					925		925
Other current assets	13				405		418

Total current assets	13				4,405		4,418

INVESTMENTS					14,204		14,204
INVESTMENTS IN AND AMOUNTS DUE FROM SUBSIDIARIES ELIMINATED UPON CONSOLIDATION	46,653	26,652	33,539	40,224	20,108	(167,176)
PROPERTY AND EQUIPMENT, net	8		3		18,604		18,615
FRANCHISE RIGHTS					51,070		51,070
GOODWILL					14,816		14,816
OTHER INTANGIBLE ASSETS, net	47				4,275		4,322
OTHER NONCURRENT ASSETS, net	48	36	29		523		636

Total Assets	$46,769	$26,688	$33,571	$40,224	$128,005	($167,176)	$108,081

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$	$	$		$$988		$$988
Accrued expenses and other current
liabilities	395	212	211	279	3,097		4,194
Deferred income taxes					657		657
Current portion of long-term debt				404	2,388		2,792

Total current liabilities	395	212	211	683	7,130		8,631

LONG-TERM DEBT, less current portion	4,254	6,317	3,698	6,002	2,714		22,985
DEFERRED INCOME TAXES					26,644		26,644
OTHER NONCURRENT LIABILITIES	605	51			7,266		7,922
MINORITY INTEREST					384		384

STOCKHOLDERS' EQUITY
Common stock	25						25
Other stockholders' equity	41,490	20,108	29,662	33,539	83,867	(167,176)	41,490

Total Stockholders' Equity	41,515	20,108	29,662	33,539	83,867	(167,176)	41,515

Total Liabilities and Stockholders'
Equity	$46,769	$26,688	$33,571	$40,224	$128,005	($167,176)	$108,081

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$		$$5,066		$$5,066
Management fee revenue	104	40	64	64		(272)

	104	40	64	64	5,066	(272)	5,066

COSTS AND EXPENSES
Operating (excluding depreciation)					1,794		1,794
Selling, general and administrative	49	40	64	64	1,375	(272)	1,320
Depreciation					813		813
Amortization					287		287

	49	40	64	64	4,269	(272)	4,214

OPERATING INCOME	55				797		852

OTHER INCOME (EXPENSE)
Interest expense	(61)	(115)	(77)	(100)	(131)		(484)
Investment income, net					151		151
Equity in net (losses) income of
affiliates	266	339	77	142	258	(1,102)	(20)
Other income					12		12

	205	224	42		290	(1,102)	(341)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	260	224		42	1,087	(1,102)	511

INCOME TAX (EXPENSE) BENEFIT	2	41	27	35	(339)		(234)

INCOME (LOSS) BEFORE MINORITY INTEREST	262	265	27	77	748	(1,102)	277

MINORITY INTEREST					(15)		(15)

NET INCOME (LOSS)	$262	$265	$27	$77	$733	($1,102)	$262

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$		$$4,594		$$4,594
Management fee revenue	92	34	58	58		(242)

	92	34	58	58	4,594	(242)	4,594

COSTS AND EXPENSES
Operating (excluding depreciation)					1,753		1,753
Selling, general and administrative	38	34	58	58	1,283	(242)	1,229
Depreciation					816		816
Amortization					371		371

	38	34	58	58	4,223	(242)	4,169

OPERATING INCOME	54				371		425

OTHER INCOME (EXPENSE)
Interest expense	(79)	(139)	(93)	(77)	(102)		(490)
Investment loss, net					(6)		(6)
Equity in net (losses) income of affiliates	(5)	272	(70)	(20)	183	(359)	1
Other income					22		22

	(84)	133	(163)	(97)	97	(359)	(473)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST	(30)	133	(163)	(97)	468	(359)	(48)

INCOME TAX (EXPENSE) BENEFIT	8	49	32	27	(129)		(13)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE MINORITY INTEREST	(22)	182	(131)	(70)	339	(359)	(61)

MINORITY INTEREST					(32)		(32)

INCOME (LOSS) FROM
CONTINUING OPERATIONS	(22)	182	(131)	(70)	307	(359)	(93)

INCOME FROM DISCONTINUED
OPERATIONS, net of tax					71		71

NET INCOME (LOSS)	($22)	$182	($131)	($70)	$378	($359)	($22)

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$		$$9,974		$$9,974
Management fee revenue	202	79	125	125		(531)

	202	79	125	125	9,974	(531)	9,974

COSTS AND EXPENSES
Operating (excluding depreciation)					3,663		3,663
Selling, general and administrative	93	79	125	125	2,735	(531)	2,626
Depreciation					1,611		1,611
Amortization					563		563

	93	79	125	125	8,572	(531)	8,463

OPERATING INCOME	109				1,402		1,511

OTHER INCOME (EXPENSE)
Interest expense	(163)	(242)	(153)	(201)	(225)		(984)
Investment income, net					142		142
Equity in net (losses) income of
affiliates	362	607	170	301	413	(1,890)	(37)
Other income					19		19

	199	365	17	100	349	(1,890)	(860)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	308	365	17	100	1,751	(1,890)	651

INCOME TAX (EXPENSE) BENEFIT	19	85	54	70	(538)		(310)

INCOME (LOSS) BEFORE MINORITY INTEREST	327	450	71	170	1,213	(1,890)	341

MINORITY INTEREST					(14)		(14)

NET INCOME (LOSS)	$327	$450	$71	$170	$1,199	($1,890)	$327

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$		$$9,060		$$9,060
Management fee revenue	187	71	116	116		(490)

	187	71	116	116	9,060	(490)	9,060

COSTS AND EXPENSES
Operating (excluding depreciation)					3,564		3,564
Selling, general and administrative	76	71	116	116	2,567	(490)	2,456
Depreciation					1,596		1,596
Amortization					725		725

	76	71	116	116	8,452	(490)	8,341

OPERATING INCOME	111				608		719

OTHER INCOME (EXPENSE)
Interest expense	(123)	(274)	(206)	(192)	(219)		(1,014)
Investment loss, net					(229)		(229)
Equity in net (losses) income of
affiliates	(310)	501	(407)	(282)	307	175	(16)
Other income					35		35

	(433)	227	(613)	(474)	(106)	175	(1,224)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(322)	227	(613)	(474)	502	175	(505)

INCOME TAX (EXPENSE) BENEFIT	3	96	72	67	(110)		128

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE MINORITY INTEREST	(319)	323	(541)	(407)	392	175	(377)

MINORITY INTEREST					(71)		(71)

INCOME (LOSS) FROM CONTINUING
OPERATIONS	(319)	323	(541)	(407)	321	175	(448)

INCOME FROM DISCONTINUED OPERATIONS,
net of tax					129		129

NET INCOME (LOSS)	($319)	$323	($541)	($407)	$450	$175	($319)

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net income (loss)	$327	$450	$71	$170	$1,199	($1,890)	$327
Adjustments to reconcile net income (loss)
to net cash provided by (used in)
operating activities:
Depreciation					1,611		1,611
Amortization					563		563
Non-cash interest (income) expense, net	54	7		(52)	16		25
Equity in net (income) losses of
affiliates	(362)	(607)	(170)	(301)	(413)	1,890	37
Losses (gains) on investments and other
(income) expense, net					(125)		(125)
Non-cash contribution expense					23		23
Minority interest					14		14
Deferred income taxes					155		155

Changes in operating assets and
liabilities, net of effects of
acquisitions and divestitures
Change in accounts receivable, net					(8)		(8)
Change in accounts payable					(263)		(263)
Change in other operating assets and
liabilities	125	120	136	(37)	(70)		274

Net cash provided by (used in) operating
activities	144	(30)	37	(220)	2,702		2,633

FINANCING ACTIVITIES
Proceeds from borrowings	654		400		4		1,058
Retirements and repayments of debt	(350)	(561)	(200)	(6)	(500)		(1,617)
Repurchase of common stock	(511)						(511)
Other	8				38		46

Net cash provided by (used in)
financing activities	(199)	(561)	200	(6)	(458)		(1,024)

INVESTING ACTIVITIES
Net transactions with affiliates	55	591	(237)	226	(635)
Acquisitions, net of cash acquired					(336)		(336)
Proceeds from sales (purchases) of short-term
investments, net					(15)		(15)
Proceeds from sales of investments					51		51
Purchases of investments					(106)		(106)
Capital expenditures					(1,732)		(1,732)
Additions to intangible and other noncurrent assets					(453)		(453)
Proceeds from settlement of contract of acquired company					26		26

Net cash (used in) provided by investing
activities	55	591	(237)	226	(3,200)		(2,565)

DECREASE IN CASH AND CASH
EQUIVALENTS					(956)		(956)
CASH AND CASH EQUIVALENTS, beginning of period					1,550		1,550

CASH AND CASH EQUIVALENTS, end of period	$	$	$		$$594		$$594

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONCLUDED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Six Months Ended June 30, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net income (loss)	($319)	$323	($541)	($407)	$450	$175	($319)
Income from discontinued operations					(129)		(129)

Income (loss) from continuing operations	(319)	323	(541)	(407)	321	175	(448)

Adjustments to reconcile net income (loss)
from continuing operations to net cash
provided by (used in) operating
activities from continuing operations:
Depreciation					1,596		1,596
Amortization					725		725
Non-cash interest (income) expense, net			3	(88)	24		(61)
Equity in net (income) losses of
affiliates	310	(501)	407	282	(307)	(175)	16
Losses (gains) on investments and other
(income) expense, net					257		257
Minority interest					20		20
Deferred income taxes					(226)		(226)
Proceeds from sales of trading securities					85		85
Changes in operating assets and
liabilities, net of effects of
acquisitions and divestitures:
Change in accounts receivable, net					(6)		(6)
Change in accounts payable					(183)		(183)
Change in other operating assets and
liabilities	62	(8)	29	(160)	13		(64)

Net cash provided by (used in) operating
activities from continuing operations .	53	(186)	(102)	(373)	2,319		1,711

FINANCING ACTIVITIES
Proceeds from borrowings	8,138	600			110		8,848
Retirements and repayments of debt	(2,050)	(1,554)	(6,250)	(1,764)	75		(11,543)
Other					(3)		(3)

Net cash provided by (used in)
financing activities from continuing
operations	6,088	(954)	(6,250)	(1,764)	182		(2,698)

INVESTING ACTIVITIES
Net transactions with affiliates	(6,141)	1,140	6,352	2,137	(3,488)
Acquisitions, net of cash acquired					(22)		(22)
Proceeds from sales (purchases) of short-term
investments, net					(20)		(20)
Proceeds from sales, settlements and
restructuring of investments and
assets held for sale					3,592		3,592
Purchases of investments					(130)		(130)
Capital expenditures					(2,012)		(2,012)
Additions to intangible and other noncurrent
assets					(110)		(110)

Net cash (used in) provided by investing
activities from continuing operations	(6,141)	1,140	6,352	2,137	(2,190)		1,298

INCREASE IN CASH AND CASH EQUIVALENTS					311		311
CASH AND CASH EQUIVALENTS,
beginning of period					505		505

CASH AND CASH EQUIVALENTS,
end of period	$	$	$		$$816		$$816

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content over cable and satellite television networks (our content segment). During the six months ended June 30, 2004, we received over 95% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

        Highlights for the six months ended June 30, 2004 included the following:

•	Revenue growth of 10.1% in our cable segment compared to the same period in 2003, driven by continued growth in our new services, such as digital cable and high-speed Internet;
•

Operating income before depreciation and amortization growth of 20.6% in our cable segment compared to the same period in 2003, resulting from our revenue growth and efficiencies achieved through integration of the Broadband operations;

•	Refinancing three of our previously existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility; and
•

Repurchases of approximately 18.5 million shares of our Class A Special common stock for aggregate consideration on a trade date basis of $523 million pursuant to our Board authorized repurchase program.

        The following provides the details of these highlights and insights into our financial statements, including discussions of our results of operations and our liquidity and capital resources.

Business Developments

        On July 28, 2004, we and Liberty Media Corporation (“Liberty”) completed our previously announced agreement in which Liberty redeemed 120.3 million shares of its Series A common stock we held in exchange for 100% of the stock of a Liberty subsidiary that held Liberty’s 10% ownership interest in E! Entertainment Television, Inc., its 100% ownership interest in International Channel Networks, all of Liberty’s rights, benefits and obligations under a TCI Music contribution agreement, and approximately $545 million of cash (the “Liberty transaction”). The Liberty transaction also resolved all litigation pending between us and Liberty regarding the TCI Music contribution agreement, which we assumed as part of our acquisition of Broadband in November 2002.

        Refer to Note 4 to our financial statements included in Item 1 for a discussion of our acquisitions and other significant events.

Results of Continuing Operations

        Revenues

        Consolidated revenues for the three and six month interim periods in 2004 increased $472 million and $914 million, respectively, from the same periods in 2003. Of these increases, $459 million and $874 million relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of our content segment, which achieved combined revenue growth of 25.3% and 23.4%, respectively, during the three and six month interim periods in 2004 compared to the same periods in 2003. These increases in our content segment were the result of increases in distribution revenue and advertising revenue.

        Operating, selling, general and administrative expenses

        Consolidated operating, selling, general and administrative expenses for the three and six month interim periods in 2004 increased $132 million and $269 million, respectively, from the same periods in 2003. Of these increases, $136 million and $253 million, respectively, relate to our cable segment, which is discussed separately below.

        Depreciation

        Depreciation expense decreased $3 million and increased $15 million, respectively, for the three and six month interim periods in 2004 compared to the same periods in 2003. The slight changes for the interim periods are primarily related to our cable segment and are principally due to the higher level of disposals associated with our cable network upgrade program in 2003.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

        Amortization

        Amortization expense decreased $84 million and $162 million, respectively, for the three and six month interim periods in 2004 compared to the same periods in 2003. These decreases are primarily related to our cable segment and are principally due to decreases in the amortization of our franchise related customer relationship intangible assets. In the fourth quarter of 2003, we reduced the value of these intangible assets as a result of obtaining updated valuation reports, which resulted in lower amortization expense.

_________________

Cable Segment Operating Results

The following table presents our cable segment operating results (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%

Video	$3,247	$3,037	$210	6.9%
High-speed Internet	763	548	215	39.2
Phone	177	205	(28)	(13.7)
Advertising sales	330	285	45	15.8
Other	158	153	5	3.3
Franchise fees	163	151	12	7.9

Revenues	4,838	4,379	459	10.5
Operating, selling, general and administrative expenses	2,918	2,782	136	4.9

Operating income before depreciation and amortization (a)	$1,920	$1,597	$323	20.2%

	Six Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%

Video	$6,428	$6,018	$410	6.8%
High-speed Internet	1,461	1,040	421	40.5
Phone	355	430	(75)	(17.4)
Advertising sales	599	521	78	15.0
Other	320	300	20	6.7
Franchise fees	322	302	20	6.7

Revenues	9,485	8,611	874	10.1
Operating, selling, general and administrative expenses	5,846	5,593	253	4.5

Operating income before depreciation and amortization (a)	$3,639	$3,018	$621	20.6%

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

        The following tables present our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 109,000 subscribers acquired in various small acquisitions between June 2003 and June 2004. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

	June 30,		Increase/(Decrease)
	2004	2003	#	%

Video subscribers	21,477	21,467	10	-
High-speed Internet subscribers	6,005	4,389	1,616	36.8%
Phone subscribers	1,225	1,367	(142)	(10.4%)

	Three Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%

Monthly average revenue per video subscriber	$50.31	$47.22	$3.09	6.5%
Monthly average revenue per high-speed Internet subscriber	$43.52	$43.33	$0.19	0.4%
Monthly average revenue per phone subscriber	$47.71	$49.17	($1.46)	(3.0%)

	Six Months Ended June 30,		Increase/(Decrease)
	2004	2003	$	%

Monthly average revenue per video subscriber	$49.85	$46.85	$3.00	6.4%
Monthly average revenue per high-speed Internet subscriber	$43.13	$43.26	($0.13)	(0.3%)
Monthly average revenue per phone subscriber	$47.55	$51.05	($3.50)	(6.9%)

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

        Revenues

        Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2003 to 2004 are primarily due to increases in monthly average revenue per subscriber as a result of rate increases in our traditional video service, growth in digital subscribers, and repricing and repackaging of the digital and premium channel services in the Broadband systems. From June 30, 2003 to June 30, 2004, we added approximately 10,000 basic subscribers and approximately 1.1 million digital subscribers, or a 15.8% increase in digital subscribers. We expect continued growth in our video services revenue.

        The increases in high-speed Internet revenue for the interim periods from 2003 to 2004 are primarily due to the addition of approximately 1.6 million high-speed Internet subscribers from June 30, 2003 to June 30, 2004, or a 36.8% increase in high-speed Internet subscribers, offset by a slight decrease in monthly average revenue per subscriber during the six month interim period. We expect continued high-speed Internet revenue growth as overall demand for our services continues to increase.

        The decreases in phone revenue for the interim periods from 2003 to 2004 are primarily as a result of our focus on operating efficiencies to drive profitability in the phone business, rather than focusing on subscriber growth. As a result, from June 30, 2003 to June 30, 2004, our phone subscribers decreased by approximately 142,000 subscribers.

        The increases in advertising sales revenue for the interim periods from 2003 to 2004 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market.

        Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional programming networks, commercial data services and revenue from other product offerings.

        Expenses

        Total operating, selling, general and administrative expenses increased for the interim periods from 2003 to 2004 primarily as a result of increases in labor and other volume related operating expenses associated with the growth in our high-speed Internet and digital cable services. Offsetting these increases were cost efficiencies generated from the integration of Broadband.  Additionally, customer service expenses slightly declined because we no longer outsource Broadband’s customer service operations.

Consolidated Income (Expense) Items

        Interest Expense

        The decreases in interest expense for the interim periods from 2003 to 2004 are due to our decreased amount of debt outstanding as a result of our debt reduction during 2003. The decreases for the interim periods from 2003 to 2004 were offset somewhat by the effects of the write-off of unamortized debt issue costs to interest expense in connection with the refinancing of our previously existing revolving credit facilities and by the early redemption of certain of the Comcast exchangeable notes. The cost associated with the refinancing totaled $38 million during the six months ended June 30, 2004 and the cost associated with the redemption totaled $29 million during the three and six months ended June 30, 2004. The decrease for both interim periods from 2003 to 2004 was also offset by the effects of our adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” on July 1, 2003 on a prospective basis. As a result of the adoption of SFAS No. 150, interest expense for the three and six months ended June 30, 2004 includes $25 million and $50 million, respectively, of dividends on a subsidiary’s preferred stock, previously classified as minority interest.

_________________

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

        Investment Income (Loss), Net
        Investment income (loss), net for the interim periods includes the following (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Interest and dividend income	$26	$49	$43	$83
Gains (losses) on sales and exchanges of investments, net	(1)	1	1	23
Investment impairment losses	(3)	(15)	(3)	(70)
Mark to market adjustments on trading securities	(53)	307	(227)	292
Mark to market adjustments on derivatives related
to trading securities	200	(296)	255	(306)
Mark to market adjustments on derivatives and hedged items	(18)	(52)	73	(251)

Investment income (loss), net	$151	($6)	$142	($229)

        We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment income (loss), net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities was substantially offset by changes in the fair value of the related derivatives, except for the mark to market adjustments on our investment in Sprint, 116 million shares of Liberty and 6 million shares of Liberty International for the three and six months ended June 30, 2004.

        During the three months ended June 30, 2004, investment income (loss), net includes $224 million of investment income related to the decrease in the fair value of the derivative component of the ZONES debt. This fair value adjustment results principally from the change in the common stock underlying the ZONES debt from the non-dividend paying Sprint PCS tracking stock to the dividend paying Sprint FON common stock as a result of the elimination by Sprint of its tracking stock in April 2004. In the future, we expect that changes in the fair value of the derivative component of the ZONES debt will be substantially offset by changes in the fair value of the Sprint FON common stock we hold and account for as a trading security.

        We are exposed to changes in the fair value of approximately 116 million shares of Liberty common stock through the closing date of the Liberty transaction and we will continue to be exposed to changes in the fair value of approximately 6 million shares of Liberty International common stock we hold and account for as trading securities because we have not entered into a corresponding derivative to hedge either of these market exposures.

        We are also exposed to changes in the fair value of the derivative component of the Comcast exchangeable notes we have outstanding since the underlying 16 million shares of Comcast Class A Special common stock we hold in treasury are carried at our historical cost and are not adjusted for changes in fair value.

        Accordingly, our investment income (loss), net is affected by fluctuations in the fair values of the Liberty common stock, the Liberty International common stock and the derivative component of the Comcast exchangeable notes. Investment income (loss), net for the three and six months ended June 30, 2004 includes losses of $16 million and $45 million, respectively, related to these financial instruments compared to losses of $57 million and $254 million, respectively, during the same periods in 2003.

        Income Tax (Expense) Benefit

        The changes in income tax (expense) benefit for the interim periods from 2003 to 2004 are primarily the result of the effects of changes in our income (loss) from continuing operations before taxes and minority interest.

        Minority Interest

        The changes in minority interest for the interim periods from 2003 to 2004 are attributable to the effects of our adoption of SFAS No. 150 on July 1, 2003, upon

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

which we now record our subsidiary preferred dividends, previously included within minority interest, to interest expense.

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

        Cash and Cash Equivalents

        We have traditionally maintained significant levels of cash and cash equivalents to meet our short-term liquidity requirements. As of June 30, 2004, our cash and cash equivalents were $594 million, substantially all of which is unrestricted.

        Investments

        We consider investments that we determine to be non-strategic, highly-valued, or both, to be a significant source of liquidity. We consider our investments in the following to be potential sources of liquidity:

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

        Available Borrowings Under Credit Facilities

        We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. In January 2004, we refinanced three of our existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility due January 2009. As of June 30, 2004, amounts available under our lines of credit totaled $3.898 billion. Refer to Note 6 to our consolidated financial statements included in Item 1 for further discussion about our new credit facility.

        Commercial Paper

        In June 2004, we entered into a new commercial paper program to provide a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. As of June 30, 2004, amounts outstanding under the program totaled $304 million with a weighted average interest rate of 1.74%.

        Financing

        As of June 30, 2004 and December 31, 2003, our debt, including capital lease obligations, was $25.777 billion and $26.996 billion, respectively. The $1.219 billion decrease from December 31, 2003 to June 30, 2004 results principally from the effects of our net debt repayments during the six months ended June 30, 2004. Included in our debt as of June 30, 2004 and December 31, 2003 was current portion of long-term debt of $2.792 billion and $3.161 billion, respectively.

        Excluding the effects of interest rate risk management instruments, 9.2% and 8.2% of our total debt as of June 30, 2004 and December 31, 2003, respectively, was at variable rates.

        We have made, and may from time to time in the future depending on certain factors such as market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

        Refer to Note 6 to our financial statements included in Item 1 for a discussion of our long-term debt.

_________________

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

Statement of Cash Flows

        Cash and cash equivalents decreased $956 million as of June 30, 2004 from December 31, 2003. The decrease in cash and cash equivalents resulted from cash flows from operating, financing and investing activities, as explained below.

        Net cash provided by operating activities from continuing operations amounted to $2.633 billion for the six months ended June 30, 2004, due principally to our operating income before depreciation and amortization (see “Results of Continuing Operations”), the effects of interest and income tax payments, changes in operating assets and liabilities as a result of the timing of receipts and disbursements, and a federal income tax refund of approximately $536 million.

        Net cash used in financing activities from continuing operations was $1.024 billion for the six months ended June 30, 2004 and consists primarily of retirements and repayments of debt and repurchases of common stock of $511 million.

        During the six months ended June 30, 2004, we repaid $1.617 billion of our debt, consisting of:

•	$567 million of our senior and medium term notes,
•	$500 million on certain of our revolving credit facilities,
•	$400 million of our Comcast exchangeable notes,
•	$50 million under our commercial paper program and
•	$100 million of capital leases and other.

        Net cash used in investing activities from continuing operations was $2.565 billion for the six months ended June 30, 2004. During this period, net cash used in investing activities from continuing operations includes capital expenditures of $1.732 billion, additions to intangible and other noncurrent assets of $453 million and acquisitions, net of cash acquired, of $336 million.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2003 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective to ensure that material information relating to us and our consolidated subsidiaries would be made known to them by others within those entities.

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

        A summary of our repurchases during the quarter under the $1 billion repurchase program, authorized by our Board of Directors in December 2003, are as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value Shares that May Yet Be Purchased Under the Program

April 1-30, 2004	225,081	$29.61	225,000	$943,336,937
May 1-31, 2004	5,421,558	$27.77	5,102,435	$801,614,102
June 1-30, 2004	12,901,463	$28.23	12,445,100	$450,587,186

Total	18,548,102	$28.11	17,772,535	$450,587,186

        The total number of shares purchased includes approximately 776,000 shares received in the administration of employee equity compensation plans. On July 20, 2004, our Board of Directors authorized a $1 billion increase to our stock repurchase program. The table above does not reflect this additional authorization.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on May 26, 2004, the shareholders approved, or did not approve, the following proposals, in each case consistent with the unanimous recommendations of our Board of Directors (numbers represent the aggregate votes cast, with holders of our Class A Common Stock entitled to 0.2086 votes per share and holders of our Class B Common Stock entitled to 15 votes per share):

To elect the following nominees to serve as our directors for one-year terms.

Director	For	Withheld
Ralph J. Roberts	367,456,483	16,962,357
C. Michael Armstrong	366,855,778	17,563,062
Brian L. Roberts	363,982,792	20,436,048
Julian A. Brodsky	367,699,589	16,719,251
S. Decker Anstrom	353,974,488	30,444,352
Kenneth J. Bacon	374,282,825	10,136,015
Sheldon M. Bonovitz	364,936,244	19,482,596
Joseph L. Castle, II	371,091,789	13,327,051
J. Michael Cook	374,075,868	10,342,972
Dr. Judith Rodin	370,333,671	14,085,169
Michael I. Sovern	370,974,391	13,444,449

To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2004 fiscal year.

For	Against	Abstain
376,522,645	5,463,804	2,432,391

To approve the 2002 Restricted Stock Plan.

For	Against	Abstain
330,987,385	11,873,290	3,161,168

To approve an amendment to our Articles of Incorporation.

For	Against	Abstain
365,142,269	14,601,258	4,675,313

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

To approve a shareholder proposal to have independent directors constitute two-thirds of our Board of Directors.

For	Against	Abstain
85,955,317	256,518,690	3,547,836

        To approve a shareholder proposal to disclose political contributions.

For	Against	Abstain
14,881,932	310,703,163	20,436,748

To approve a shareholder proposal to nominate two directors for every open directorship.

For	Against	Abstain
20,742,968	321,538,971	3,739,904

To approve a shareholder proposal to limit compensation for senior executives.

For	Against	Abstain
17,476,392	324,942,538	3,602,913

To approve a shareholder proposal to adopt a recapitalization plan.

For	Against	Abstain
105,704,421	234,902,481	5,414,941

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

ITEM 6.	EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of Comcast Corporation.

3.2	Restated By-Laws of Comcast Corporation.

10.1	Consulting Agreement between Comcast Corporation and C. Michael Armstrong, dated as of May 26, 2004.

10.2	First Amendment to Consulting Agreement between Comcast Corporation and C. Michael Armstrong, dated as of May 26, 2004.

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K:

(i)	We filed a Current Report on Form 8-K under Items 5 and 7 (c) on April 28, 2004 announcing the withdrawal of our proposal to merge with The Walt Disney Company.

(ii)

We filed a Current Report on Form 8-K under Items 5 and 7 (c) on May 13, 2004 announcing that our President and Chief Executive Officer, Brian L. Roberts, sent a letter to Institutional Shareholder Services stating his intention to abstain from participation in the Governance and Directors Nominating Committee of the Board of Directors.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ Lawrence J. Salva

Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: July 30, 2004