Form 10-Q
period 2004-09-30
COMCAST CORP
filed 2004-10-29
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
(X)	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

SEPTEMBER 30, 2004
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

As of September 30, 2004, there were 1,359,058,724 shares of our Class A Common Stock, 851,388,073 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
TABLE OF CONTENTS

_________________

        This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2004. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. Information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. In this Quarterly Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

        You should carefully review the information contained in this Quarterly Report and should particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify those so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue” or the negative of those words and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

        Among other things, our businesses may be affected by:

•	changes in laws and regulations,
•	changes in the competitive environment,
•	changes in technology, · industry consolidation and mergers,
•	franchise related matters,
•	market conditions that may adversely affect the availability of debt and equity financing for working capital, capital expenditures or other purposes,
•	the demand for the programming content we distribute or the willingness of other video program distributors to carry our content, and
•	general economic conditions.

As more fully described elsewhere in this Quarterly Report, in our Annual Report on Form 10-K for the year ended December 31, 2003 and in current reports filed with the SEC, on September 17, 2003, we sold our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs, to Liberty Media Corporation. Accordingly, financial information related to QVC is presented as a discontinued operation in our financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

PART I.	FINANCIAL INFORMATION
ITEM 1.	FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	(Dollars in millions, except share data)
	September 30, 2004	December 31, 2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$717	$1,550
Investments	2,256	2,493
Accounts receivable, less allowance for doubtful accounts of $136 and $146	940	907
Other current assets	469	453

Total current assets	4,382	5,403

INVESTMENTS	13,096	14,818

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $8,701 and $6,563	18,656	18,473

FRANCHISE RIGHTS	51,071	51,050

GOODWILL	14,334	14,841

OTHER INTANGIBLE ASSETS, net of accumulated amortization of $3,082 and $2,182	4,196	3,859

OTHER NONCURRENT ASSETS, net	709	715

	$106,444	$109,159

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable	$1,023	$1,251
Accrued expenses and other current liabilities	4,152	4,563
Deferred income taxes	614	679
Current portion of long-term debt	3,128	3,161

Total current liabilities	8,917	9,654

LONG-TERM DEBT, less current portion	22,103	23,835

DEFERRED INCOME TAXES	26,414	25,900

OTHER NONCURRENT LIABILITIES	7,354	7,716

MINORITY INTEREST	458	392

COMMITMENTS AND CONTINGENCIES (NOTE 10)

STOCKHOLDERS' EQUITY
Preferred stock - authorized 20,000,000 shares; issued, zero Class A common stock, $0.01 par value - authorized, 7,500,000,000 shares; issued, 1,602,699,224 and 1,601,161,057; outstanding, 1,359,058,724 and 1,357,520,557	16	16
Class A special common stock, $0.01 par value - authorized, 7,500,000,000 shares; issued 898,677,916 and 931,732,876;
outstanding, 851,388,073 and 884,443,033	9	9
Class B common stock, $0.01 par value - authorized, 75,000,000 shares; issued, 9,444,375
Additional capital	44,204	44,742
Retained earnings	4,621	4,552
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(135)	(140)

Total stockholders' equity	41,198	41,662

	$106,444	$109,159

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	(Dollars in millions, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

REVENUES	$5,098	$4,546	$15,072	$13,606

COSTS AND EXPENSES
Operating (excluding depreciation)	1,837	1,703	5,500	5,267
Selling, general and administrative	1,401	1,211	4,027	3,667
Depreciation	869	774	2,480	2,370
Amortization	305	365	868	1,090

	4,412	4,053	12,875	12,394

OPERATING INCOME	686	493	2,197	1,212

OTHER INCOME (EXPENSE)
Interest expense	(435)	(565)	(1,419)	(1,579)
Investment income (loss), net	89	(178)	231	(407)
Equity in net losses of affiliates	(29)	(17)	(66)	(33)
Other income	63	25	82	60

	(312)	(735)	(1,172)	(1,959)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND
MINORITY INTEREST	374	(242)	1,025	(747)

INCOME TAX (EXPENSE) BENEFIT	(156)	103	(466)	231

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	218	(139)	559	(516)

MINORITY INTEREST INCOME (EXPENSE)	2	(14)	(12)	(85)

INCOME (LOSS) FROM CONTINUING OPERATIONS	220	(153)	547	(601)

INCOME FROM DISCONTINUED OPERATIONS, net of tax		39		168

GAIN ON DISCONTINUED OPERATIONS, net of tax		3,290		3,290

NET INCOME	$220	$3,176	$547	$2,857

BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations	$0.10	($0.07)	$0.24	($0.27)
Income from discontinued operations		0.02		0.08
Gain on discontinued operations		1.46		1.46

Net income	$0.10	$1.41	$0.24	$1.27

DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations	$0.10	($0.07)	$0.24	($0.27)
Income from discontinued operations		0.02		0.08
Gain on discontinued operations		1.46		1.46

Net income	$0.10	$1.41	$0.24	$1.27

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in millions) Nine Months Ended September 30,
	2004	2003

OPERATING ACTIVITIES
Net income	$547	$2,857
Income from discontinued operations		(168)
Gain on discontinued operations		(3,290)

Income (loss) from continuing operations	547	(601)

Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	2,480	2,370
Amortization	868	1,090
Non-cash interest (income) expense, net	26	(85)
Equity in net losses of affiliates	66	33
Gains (losses) on investments and other income, net	(268)	423
Non-cash contribution expense	23
Minority interest	12	34
Deferred income taxes	239	900
Proceeds from sales or exchanges of trading securities	553	85
Current tax associated with sale of discontinued operations		(2,028)

Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(20)	12
Change in accounts payable	(231)	(108)
Change in other operating assets and liabilities	140	394

Net cash provided by operating activities from continuing operations	4,435	2,519

FINANCING ACTIVITIES
Proceeds from borrowings	1,354	9,377
Retirements and repayments of debt	(2,289)	(13,675)
Repurchases of common stock	(1,007)
Other	64	(3)

Net cash used in financing activities from continuing operations	(1,878)	(4,301)

INVESTING ACTIVITIES
Acquisitions, net of cash acquired	(296)	(39)
Proceeds from sales (purchases) of short-term investments, net	(20)	(8)
Proceeds from sales and restructuring of investments and assets held for sale	200	7,952
Purchases of investments	(118)	(151)
Capital expenditures	(2,610)	(3,093)
Additions to intangible and other noncurrent assets	(572)	(139)
Proceeds from settlement of contract of acquired company	26

Net cash (used in) provided by investing activities from continuing operations	(3,390)	4,522

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(833)	2,740

CASH AND CASH EQUIVALENTS, beginning of period	1,550	505

CASH AND CASH EQUIVALENTS, end of period	$717	$3,245

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

1.	CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation
We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.

These financial statements include all adjustments that are necessary for a fair presentation of our financial condition and results of operations for the interim periods shown, including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

Effective in the first quarter of 2004, we changed the unit of accounting used for testing impairment of our indefinite-lived franchise rights to geographic regions and performed impairment testing of our cable franchise rights. We did not record any impairment charges in connection with this impairment testing.

For a more complete discussion of our accounting policies and certain other information, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.

On September 17, 2003, we completed the sale of our approximate 57% interest in QVC, Inc. Accordingly, QVC has been presented as a discontinued operation pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

The results of operations of QVC included within income from discontinued operations, net of tax are as follows (in millions):

	Three Months Ended September 30, 2003	Nine Months Ended September 30, 2003

Revenues	$752	$2,915
Income before income taxes and minority interest	$123	$496
Income tax expense	$47	$184

Both periods presented above include QVC’s operations through August 31, 2003, as reported to us by QVC.

Reclassifications Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2004.

2.	RECENT ACCOUNTING PRONOUNCEMENTS

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
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

EITF 03-16
In March 2004, the Emerging Issues Task Force (“EITF”) reached a consensus regarding Issue No. 03-16, “Accounting for Investments in Limited Liability Companies” (“EITF 03-16”). EITF 03-16 requires investments in limited liability companies (“LLCs”) that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, “Accounting for Investments in Real Estate Ventures.” Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock.” EITF 03-16 is effective for the first period beginning after June 15, 2004. We adopted EITF 03-16 on July 1, 2004. The adoption of EITF 03-16 did not have a material impact on our financial condition or results of operations.

3.	EARNINGS PER SHARE

Earnings (loss) per common share (“EPS”) is computed by dividing net income (loss) from continuing operations for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and Comcast exchangeable notes (see Note 7). Diluted earnings for common stockholders per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our common stock for the period. Diluted EPS for the interim periods in 2004 excludes the impact of potential common shares related to our Class A Special common stock held in treasury because it is our intent to settle the related Comcast exchangeable notes using cash.

Diluted EPS for the three and nine months ended September 30, 2004, excludes approximately 108 million and 102 million potential common shares, respectively, related to our stock option plans because the option exercise price was greater than the average market price of our Class A common stock and our Class A Special common stock for the period. Diluted EPS for the three and nine months ended September 30, 2003, excludes approximately 149 million and 144 million potential common shares, respectively, primarily related to our stock option and restricted stock plans and our common stock held in treasury because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss from continuing operations.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders from continuing operations for the interim periods presented:

	(Amounts in millions, except per share data) Three Months Ended September 30,
	2004			2003

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS for common
stockholders	$220	2,234	$0.10	($153)	2,257	($0.07)
Effect of Dilutive Securities
Assumed exercise of stock option and
restricted stock plans		9

Diluted EPS	$220	2,243	$0.10	($153)	2,257	($0.07)

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	(Amounts in millions, except per share data) Nine Months Ended September 30,
	2004			2003

	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS for common
stockholders	$547	2,249	$0.24	($601)	2,256	($0.27)
Effect of Dilutive Securities
Assumed exercise of stock option and
restricted stock plans		10

Diluted EPS	$547	2,259	$0.24	($601)	2,256	($0.27)

4.	ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Acquisition of Broadband
On November 18, 2002, we completed the acquisition of AT&T Corp.‘s (“AT&T”) broadband business, which we refer to as “Broadband.” The acquisition created the largest cable operator in the United States by combining Broadband’s and our cable networks.

The application of purchase accounting under SFAS No. 141, “Business Combinations,” requires that the total purchase price of an acquisition be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. During 2003, we finalized the Broadband purchase price allocation except for certain litigation contingencies relating to our share of AT&T’s potential liability associated with the At Home Corporation litigation (see Note 10). We have arranged with AT&T to obtain additional information to assist with the evaluation of this potential liability and continue to expect to receive such information. However, we have concluded that continued delays in obtaining such information indicate it cannot be used in allocating the Broadband purchase price. Accordingly, the allocation period is complete and any adjustment recorded in the future associated with these litigation contingencies will be included in our results of operations in the period in which a liability, if any, is deemed probable and reasonably estimable. Such adjustment is not expected to have a material effect on our consolidated financial position, but it could possibly be material to our results of operations in the period in which it is determined.

Liabilities associated with exit activities recorded in the purchase price allocation consisted of $602 million associated with accrued employee termination and related costs and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non-cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during the nine months ended September 30, 2004, were as follows (in millions):

	Employee Termination and Related Costs	Contract Exit Costs

Balance, December 31, 2003	$135	$461
Payments	(50)	(18)
Adjustments and settlements		(374)
Interest accretion		3

Balance, September 30, 2004	$85	$72

Gemstar
On March 31, 2004, we entered into a long-term, non-exclusive patent license and distribution agreement with Gemstar-TV Guide International (“Gemstar”) in exchange for a one-time payment of $250 million to Gemstar. This

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

amount is included in other intangible assets in our condensed consolidated balance sheet and is being amortized based on a preliminary allocation of value. This agreement allows us to utilize Gemstar’s intellectual property and technology and the TV Guide brand and content on our interactive program guides. In addition, we and Gemstar formed an entity to develop and enhance interactive programming guides.

TechTV
On May 10, 2004, we completed the purchase of TechTV Inc. (“TechTV”) by acquiring all outstanding common and preferred stock of TechTV from Vulcan Programming Inc. for approximately $300 million in cash. Substantially all of the purchase price has been recorded as an intangible asset pending the completion of a formal valuation. The results of TechTV are not material for pro forma presentation. On May 28, 2004, G4, our wholly-owned subsidiary, and TechTV began operating as one network called G4techTV, which is available to approximately 44 million cable and satellite homes nationwide. We have classified G4techTV as part of our content business segment (see Note 11).

Liberty Exchange Agreement
On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation (“Liberty”) Series A common stock that we held (see Note 5), valued at approximately $1.022 billion based upon the price of Liberty common stock on the closing date of the transaction, with Liberty for 100% of the stock of Liberty’s subsidiary, Encore ICCP, Inc. (“Encore”). Encore’s assets consisted of cash of approximately $547 million, a 10.4% interest in E! Entertainment Television, Inc. (“E!”) and 100% of the International Cable Channels Partnership, Ltd. (“International Channel Networks”). We also received all of Liberty’s rights, benefits and obligations under the TCI Music contribution agreement, which resulted in the resolution of all pending litigation between Liberty and us regarding the contribution agreement (see Note 10). The Liberty exchange increased our portfolio of programming investments because we now own 60.5% of E! and 100% of International Channel Networks. The exchange was structured as a tax free transaction. We allocated the value of the shares exchanged in the transaction between cash, our additional investment in E!, International Channel Networks and the resolution of the litigation related to the contribution agreement. The value of certain assets and liabilities are based on preliminary valuations and are subject to adjustment as the valuation reports and any additional information are obtained. The effects of our acquisition of the additional interest in E! and the acquisition of International Channel Networks have been reflected in our consolidated statement of operations from the date of the transaction. The results of International Channel Networks and the impact of our additional interest in E! are not material for pro forma presentation.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

5.	INVESTMENTS

	September 30, 2004	December 31, 2003

	(in millions)
Fair value method
Cablevision	$841	$970
Liberty Media Corporation	872	2,644
Liberty Media International	366
Microsoft	1,299	1,331
Sprint	574	349
Vodafone	712	1,245
Other	43	44

	4,707	6,583

Equity Method
Cable related	2,275	2,251
Other	172	242

	2,447	2,493

Cost method, principally Time Warner Cable and Time Warner	8,198	8,235

Total investments	15,352	17,311
Less, current investments	2,256	2,493

Non-current investments	$13,096	$14,818

Fair Value Method
We hold unrestricted equity investments, which we account for as available for sale or trading securities, in certain publicly traded companies. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of September 30, 2004, and December 31, 2003, of $23 million and $65 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $8 million and $23 million, respectively.

On June 7, 2004, we received approximately 11 million shares of Liberty Media International, Inc. (“Liberty International”) Series A common stock in connection with the spin-off by Liberty of Liberty International. In the spin-off, each share of Liberty Series A and Series B common stock received 0.05 shares of the new Liberty International Series A common stock. We have classified all of the shares of Liberty International Series A common stock that we received as trading securities recorded at fair value within noncurrent investments. Approximately 5 million of these shares collateralize a portion of the ten-year prepaid forward sale of Liberty common stock that we entered into in December 2003.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (in millions):

	September 30, 2004	December 31, 2003

Cost	$65	$92
Unrealized gains	23	66
Unrealized losses		(1)

Fair value	$88	$157

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Investment Income (Loss), Net Investment income (loss), net for the interim periods includes the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest and dividend income	$22	$31	$65	$114
Gains on sales and exchanges of investments, net	35	4	36	27
Investment impairment losses	(7)		(10)	(70)
Mark to market adjustments on trading securities	(27)	(110)	(255)	182
Mark to market adjustments on derivatives related
to trading securities	85	(62)	341	(368)
Mark to market adjustments on derivatives and hedged items	(19)	(41)	54	(292)

Investment income (loss), net	$89	($178)	$231	($407)

On September 30, 2004, we sold our 20% interest in DHC Ventures, LLC (Discovery Health Channel) to Discovery Communications, Inc. for approximately $149 million in cash and recognized a gain on the sale of approximately $94 million to other income.

6.	GOODWILL

The changes in the carrying amount of goodwill by business segment (see Note 11) for the periods presented are as follows (in millions):

	Cable	Content	Corporate and Other	Total

Balance, December 31, 2003	$13,891	$774	$176	$14,841
Purchase price allocation adjustments	(656)			(656)
Acquisitions	67	78	4	149

Balance, September 30, 2004	$13,302	$852	$180	$14,334

During 2004, the decrease to goodwill relates to the settlement or adjustment of certain liabilities associated with the Broadband acquisition.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

7.	LONG-TERM DEBT

	September 30, 2004	December 31, 2003

	(in millions)

Notes exchangeable into common stock	$2,991	$4,318
Bank and public debt	21,790	22,193
Other, including capital lease obligations	450	485

Total debt	$25,231	$26,996

The Cross-Guarantee Structure
To simplify our capital structure, we and a number of our wholly-owned subsidiaries that hold substantially all of our cable communications assets have unconditionally guaranteed each other’s debt securities and indebtedness for borrowed money, including amounts outstanding under the new credit facility (see below). As of September 30, 2004, $20.588 billion of our debt was included in the cross-guarantee structure.

Comcast Holdings is not a guarantor and none of its debt is guaranteed under the cross-guarantee structure. As of September 30, 2004, $905 million of our debt was outstanding at Comcast Holdings.

New Credit Facility
In January 2004, we entered into a new $4.5 billion, five-year revolving bank credit facility. Interest rates on this facility vary based on an underlying base rate (“Base Rate”) chosen at our option plus a borrowing margin. The Base Rate is either LIBOR or the greater of the prime rate or the Federal Funds rate plus 0.5%. The borrowing margin is based on our senior unsecured debt ratings. The interest rate for borrowings under this revolver is LIBOR plus 0.625% based on our current credit ratings.

Comcast Exchangeable Notes
During the nine months ended September 30, 2004, we redeemed an aggregate of $847 million face amount of Comcast exchangeable notes (covering approximately 22.5 million shares of our Class A Special common stock) prior to their scheduled maturity dates by paying $609 million in cash and by exercising our options to put the underlying equity collar agreements to the counterparties. Interest expense for the nine months ended September 30, 2004, includes $31 million related to the early redemption of these obligations. As of September 30, 2004, an aggregate of $233 million of Comcast exchangeable notes, which are due in November 2005, remain outstanding. The remaining outstanding Comcast exchangeable notes are collateralized by approximately 8.4 million shares of our Class A Special common stock held in treasury.

Repayments of Senior Notes
On March 31, 2004, we repaid all $250 million principal amount of our 8.875% senior notes due 2007. On May 1, 2004, we repaid all $300 million principal amount of our 8.125% senior notes due 2004. These repayments were both financed with available cash. On September 15, 2004, we repaid all $300 million principal amount of our 8.65% senior notes due 2004. The repayment was financed with borrowings under our commercial paper program and available cash.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

During the three and nine months ended September 30, 2004, we settled an aggregate of $176 million and $529 million, respectively, of our obligations relating to our Vodafone exchangeable notes by delivering the underlying ADRs to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying ADRs expired. The Vodafone transactions represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature.

As of September 30, 2004, the securities we hold collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 5 and 9).

Commercial Paper
In June 2004, we entered into a new commercial paper program to provide a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. As of September 30, 2004, amounts outstanding under the program totaled $651 million with a weighted average interest rate of 2.10%. Amounts outstanding under the program are classified as long-term in our consolidated balance sheet because we have both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under our revolving bank credit facility.

ZONES
At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the “ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES of $1.807 billion or the market value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holders’ option for an amount of cash equal to 95% of the market value of Sprint common stock.

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):

	Exchangeable Notes		ZONES

	Nine Months Ended September 30,		Nine Months Ended September 30,
Balance at Beginning of Period:	2004	2003	2004	2003

Debt component	$5,030	$6,981	$515	$491
Derivative component	(712)	(1,522)	268	208

Total	4,318	5,459	783	699
Decrease in debt component due to maturities
and redemptions	(1,376)	(352)
Change in debt component to interest expense	(56)	(80)	19	18
Change in derivative component
due to settlements	238
Change in derivative component to investment
income (loss), net	(133)	379	(139)	64
Balance at End of Period:
Debt component	3,598	6,549	534	509
Derivative component	(607)	(1,143)	129	272

Total	$2,991	$5,406	$663	$781

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

Interest Rates
Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate was 7.11% and 7.08% as of September 30, 2004 and December 31, 2003, respectively.

Derivatives
We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

Lines and Letters of Credit As of September 30, 2004, we and certain of our subsidiaries had unused lines of credit of $3.733 billion under our respective credit facilities.

As of September 30, 2004, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $441 million to cover potential fundings under various agreements.

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

The following table illustrates the effect that applying the fair value recognition provisions of SFAS No. 123 to stock-based compensation would have had on net income and earnings (loss) per share. Upon further analysis during 2003, it was determined that the expected option lives for options granted in prior years should have been seven years rather than the eight years used previously. The amounts in the table reflect this revision for all periods presented. Total stock-based compensation expense was determined under the fair value based method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions, except per share data):

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income, as reported	$220	$3,176	$547	$2,857
Add: Total stock-based compensation expense
included in net income, as reported above	6	2	21	6
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards relating to
continuing operations, net of related tax effects	(42)	(42)	(123)	(118)
Deduct: Total stock-based compensation expense determined
under fair value based method for all awards relating to
discontinued operations, net of related tax effects		(5)		(12)

Pro forma, net income	$184	$3,131	$445	$2,733

Basic earnings (loss) from continuing operations for common
stockholders per common share:
As reported	$0.10	($0.07)	$0.24	($0.27)
Pro forma	$0.08	($0.09)	$0.20	($0.32)

Diluted earnings (loss) from continuing operations for common stockholders per common share:
As reported	$0.10	($0.07)	$0.24	($0.27)
Pro forma	$0.08	($0.09)	$0.20	($0.32)

Basic earnings for common stockholders per
common share:
As reported	$0.10	$1.41	$0.24	$1.27
Pro forma	$0.08	$1.39	$0.20	$1.21

Diluted earnings for common stockholders per
common share:
As reported	$0.10	$1.41	$0.24	$1.27
Pro forma	$0.08	$1.39	$0.20	$1.21

The pro forma effect on net income and earnings (loss) per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income (loss) in future years because additional awards in future years are anticipated.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

The following table summarizes the activity of our option plans during the nine months ended September 30, 2004 (options in thousands):

	Class A Common Stock		Class A Special Common Stock

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Outstanding at beginning of period	85,151	$39.28	60,464	$29.43
Granted	15,600	29.86
Exercised	(641)	21.32	(1,718)	11.06
Canceled	(4,218)	37.72	(855)	35.20

Outstanding at end of period	95,892	38.00	57,891	29.88

Exercisable at end of period	54,710	44.78	36,803	27.74

Share Repurchase Program
Based on the trade date for stock repurchases, during the three and nine months ended September 30, 2004, we repurchased approximately 18.4 million shares and 36.9 million shares, respectively, of our Class A Special common stock for aggregate consideration of $502 million and $1.025 billion, respectively, pursuant to our Board authorized share repurchase program.

Comprehensive Income Our total comprehensive income for the interim periods was as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Net income	$220	$3,176	$547	$2,857
Unrealized gains (losses) on marketable securities	1	(25)	(9)	(40)
Reclassification adjustments for losses
included in net income	(6)	(14)	14	13
Unrealized losses on the effective portion of cash
flow hedges		1		1
Foreign currency translation gains		3		5

Comprehensive income	$215	$3,141	$552	$2,836

9.	STATEMENT OF CASH FLOWS - SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the interim periods as follows (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest	$571	$637	$1,552	$1,653
Income taxes	$39	$14	$189	$67

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

•	During the nine months ended September 30, 2004, we received a federal income tax refund of approximately $536 million.

•	During the nine months ended September 30, 2004, we entered into non-cash financing and investing activities of approximately $529 million related to certain of our Exchangeable Notes (see Note 7).

•	During the nine months ended September 30, 2004, we acquired cable systems through the assumption of $68 million of debt, which is considered a non-cash investing and financing activity.

•

During the nine months ended September 30, 2004, in connection with the acquisition of TechTV (see Note 4), we issued shares in G4techTV with a value of approximately $70 million, which is considered a non-cash financing and investing activity.

•

During the nine months ended September 30, 2004, in connection with the Liberty Exchange Agreement (see Note 4), we received non-cash consideration of approximately $475 million, which is considered a non-cash investing activity.

10.	COMMITMENTS AND CONTINGENCIES

Commitments
Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between March 2007 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of September 30, 2004, at which time there were no quoted market prices for similar agreements.

Contingencies

At Home
Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our President and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and other corporate and individual defendants in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against Comcast Cable Communications, LLC, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million pursuant to Section 16(b) of the Securities Exchange Act of 1934 purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements; and (iv) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against Comcast Cable Holdings, LLC and Comcast Cable Communications Holdings, Inc., as well as AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged “preference” payments in excess of $89 million allegedly made to the defendants prior to the At Home bankruptcy filing. The actions in San Mateo County, California have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The preference action in U.S. Bankruptcy Court has also been stayed by agreement of the parties. In the Southern District of New York actions, the court ordered the actions consolidated into a single action. All of the defendants

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

served motions to dismiss on February 11, 2003. The court dismissed the common law claims against us and Mr. Roberts, leaving only a claim for “control person” liability under the Securities Exchange Act of 1934. In a subsequent decision, the court limited the remaining claim against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. The Delaware case has been transferred to the United States District Court for the Southern District of New York, and we have moved to dismiss the Section 16(b) claims. The court dismissed the Section 16 (b) claims against us, leaving only the claim for breach of fiduciary duty.

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

We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and intend to defend all of these claims vigorously. The final disposition of these claims and the final resolution of our share of the AT&T At Home potential liabilities are not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

The first lawsuit, for which our portion of any loss is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering (“Wireless Case”). In March 2004, the plaintiffs, and AT&T and the other defendants, each moved for summary judgment in the Wireless Case. We and AT&T believe that AT&T has meritorious defenses in the Wireless Case, and it is being vigorously defended.

The second lawsuit, for which our portion of any loss is up to 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock (“Common Stock Case”). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock case for $100 million, subject to final court approval. AT&T intends to seek reimbursement from its insurers for the entire $100 million. Final approval of the settlement is not expected until the second quarter of 2005.

In connection with the Broadband acquisition, we recorded an estimate of the fair value of the potential liability associated with these cases. We have not adjusted the amount recorded pending the final resolution of these cases.

AT&T-TCI
On June 24, 1998, the first of a number of purported class action lawsuits was filed by then-shareholders of Tele-Communications, Inc. (“TCI”) Series A TCI Group Common Stock (“Common A”) against AT&T and the directors

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

of TCI relating to the acquisition of TCI by AT&T. A consolidated amended complaint combining the various different actions was filed on February 10, 1999, in the Delaware Court of Chancery. The consolidated amended complaint alleges that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received in connection with the transaction. The complaint further alleges that AT&T aided and abetted the TCI directors’ breach of their fiduciary duties.

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

Liberty Digital
On January 8, 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against us and Comcast Cable Holdings, LLC. The complaint alleged that Comcast Cable Holdings breached a 1997 Contribution Agreement between Liberty Digital and Comcast Cable Holdings and that we tortiously interfered with that agreement. The complaint alleged that this agreement obligated Comcast Cable Holdings to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. Liberty Digital sought, among other things, compensatory damages, specific performance of the agreement, a declaration that the agreement is valid and enforceable going forward, and an unspecified amount of exemplary damages from us based on the alleged intentional interference claim. We and Comcast Cable Holdings filed our answer to the complaint on March 5, 2003, in which we denied the essential allegations of the complaint and asserted various affirmative defenses.

On July 20, 2004, we and certain of our affiliates entered into an exchange agreement with Liberty (the parent company of Liberty Digital) and certain of its affiliates (see Note 4). The closing of the transactions in the exchange agreement on July 28, 2004, resolved all claims in the litigation. Pursuant to the terms of the exchange agreement, the parties submitted a stipulation of dismissal to the court. On July 30, 2004, the court dismissed the litigation with prejudice.

Other
We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS - CONTINUED
(Unaudited)

11.	FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Beginning in the first quarter of 2004, we elected to disclose our content businesses separately as a reportable segment even though they do not meet the quantitative disclosure requirements of SFAS No. 131, “Disclosures About Segments of an Enterprise and Related Information.” Our content segment consists of our national networks E! Entertainment, Style Network, The Golf Channel, Outdoor Life Network, G4techTV and International Channel Networks. As a result of this change, we have presented the comparable 2003 Content segment amounts. In evaluating our segments’ profitability, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (amounts in millions).

	Cable (1)	Content	Corporate and Other (2)	Total

Three Months Ended September 30, 2004
Revenues (3)	$4,844	$207	$47	$5,098
Operating income (loss) before depreciation and
amortization (4)	1,858	62	(60)	1,860
Depreciation and amortization	1,112	42	20	1,174
Operating income (loss)	746	20	(80)	686
Capital expenditures	871	4	3	878

Three Months Ended September 30, 2003
Revenues (3)	$4,374	$158	$14	$4,546
Operating income (loss) before depreciation and
amortization (4)	1,620	58	(46)	1,632
Depreciation and amortization	1,086	32	21	1,139
Operating income (loss)	534	26	(67)	493
Capital expenditures	1,045	3	33	1,081

Nine Months Ended September 30, 2004
Revenues (3)	$14,329	$582	$161	$15,072
Operating income (loss) before depreciation and
amortization (4)	5,497	208	(160)	5,545
Depreciation and amortization	3,172	116	60	3,348
Operating income (loss)	2,325	92	(220)	2,197
Capital expenditures	2,578	14	18	2,610

Nine Months Ended September 30, 2003
Revenues (3)	$12,985	$462	$159	$13,606
Operating income (loss) before depreciation and
amortization (4)	4,638	155	(121)	4,672
Depreciation and amortization	3,299	96	65	3,460
Operating income (loss)	1,339	59	(186)	1,212
Capital expenditures	3,045	10	38	3,093

As of September 30, 2004
Assets	$104,559	$2,549	($664)	$106,444

As of December 31, 2003
Assets	$105,316	$2,048	$1,795	$109,159

_______________

(1)	Our regional programming networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.
(2)

Corporate and other includes corporate activities, elimination entries and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 5).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

12.	CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

Comcast Corporation Condensed Consolidating Balance Sheet As of September 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$	$	$	$	$ 717	$	$ 717
Investments					2,256		2,256
Accounts receivable, net					940		940
Other current assets	11				458		469

Total current assets	11				4,371		4,382

INVESTMENTS					13,096		13,096
INVESTMENTS IN AND AMOUNTS DUE
FROM SUBSIDIARIES ELIMINATED
UPON CONSOLIDATION	46,691	26,955	33,352	39,603	20,296	(166,897)
PROPERTY AND EQUIPMENT, net	9		3		18,644		18,656
FRANCHISE RIGHTS					51,071		51,071
GOODWILL					14,334		14,334
OTHER INTANGIBLE ASSETS, net					4,196		4,196
OTHER NONCURRENT ASSETS, net	113	33	28		535		709

Total Assets	$46,824	$26,988	$33,383	$39,603	$126,543	($166,897)	$106,444

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$	$	$	$	$ 1,023	$	$ 1,023
Accrued expenses and other current
liabilities	365	325	186	170	3,106		4,152
Deferred income taxes					614		614
Current portion of long-term debt				1,048	2,080		3,128

Total current liabilities	365	325	186	1,218	6,823		8,917

LONG-TERM DEBT, less current portion	4,659	6,350	3,498	5,033	2,563		22,103
DEFERRED INCOME TAXES					26,414		26,414
OTHER NONCURRENT LIABILITIES	602	17			6,735		7,354
MINORITY INTEREST					458		458

STOCKHOLDERS' EQUITY
Common stock	25						25
Other stockholders' equity	41,173	20,296	29,699	33,352	83,550	(166,897)	41,173

Total Stockholders' Equity	41,198	20,296	29,699	33,352	83,550	(166,897)	41,198

Total Liabilities and Stockholders'
Equity	$46,824	$26,988	$33,383	$39,603	$126,543	($166,897)	$106,444

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Balance Sheet As of December 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$	$	$	$	$ 1,550	$	$ 1,550
Investments	50				2,443		2,493
Accounts receivable, net					907		907
Other current assets	15				438		453

Total current assets	65				5,338		5,403

INVESTMENTS					14,818		14,818
INVESTMENTS IN AND AMOUNTS DUE
FROM SUBSIDIARIES ELIMINATED
UPON CONSOLIDATION	46,268	26,643	33,138	39,919	19,678	(165,646)
PROPERTY AND EQUIPMENT, net	7		4		18,462		18,473
FRANCHISE RIGHTS					51,050		51,050
GOODWILL					14,841		14,841
OTHER INTANGIBLE ASSETS, net					3,859		3,859
OTHER NONCURRENT ASSETS, net	87	43	30		555		715

Total Assets	$46,427	$26,686	$33,172	$39,919	$128,601	($165,646)	$109,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable	$	$	$	$	$ 1,251	$	$ 1,251
Accrued expenses and other current
liabilities	391	99	76	316	3,681		4,563
Deferred income taxes					679		679
Current portion of long-term debt		303		314	2,544		3,161

Total current liabilities	391	402	76	630	8,155		9,654

LONG-TERM DEBT, less current portion	3,994	6,606	3,498	6,151	3,586		23,835
DEFERRED INCOME TAXES					25,900		25,900
OTHER NONCURRENT LIABILITIES	380				7,336		7,716
MINORITY INTEREST					392		392
STOCKHOLDERS' EQUITY
Common stock	25						25
Other stockholders' equity	41,637	19,678	29,598	33,138	83,232	(165,646)	41,637

Total Stockholders' Equity	41,662	19,678	29,598	33,138	83,232	(165,646)	41,662

Total Liabilities and Stockholders'
Equity	$46,427	$26,686	$33,172	$39,919	$128,601	($165,646)	$109,159

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$	$	$ 5,098	$	$ 5,098
Management fee revenue	105	41	62	62		(270)

	105	41	62	62	5,098	(270)	5,098

COSTS AND EXPENSES
Operating (excluding depreciation)					1,837		1,837
Selling, general and administrative	39	41	62	62	1,467	(270)	1,401
Depreciation	1				868		869
Amortization					305		305

	40	41	62	62	4,477	(270)	4,412

OPERATING INCOME	65				621		686

OTHER INCOME (EXPENSE)
Interest expense	(66)	(115)	(109)	(101)	(44)		(435)
Investment income, net					89		89
Equity in net (losses) income of
affiliates	221	267	101	166	163	(947)	(29)
Other income					63		63

	155	152	(8)	65	271	(947)	(312)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	220	152	(8)	65	892	(947)	374

INCOME TAX (EXPENSE) BENEFIT		40	38	36	(270)		(156)

INCOME (LOSS) BEFORE MINORITY INTEREST	220	192	30	101	622	(947)	218

MINORITY INTEREST					2		2

NET INCOME (LOSS)	$ 220	$ 192	$ 30	$ 101	$ 624	($ 947)	$ 220

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Comcast Corporationn Condensed Consolidating Statement of Operations For the Three Months Ended September 30, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$	$	$ 4,546	$	$ 4,546
Management fee revenue	94	38	56	56		(244)

	94	38	56	56	4,546	(244)	4,546

COSTS AND EXPENSES
Operating (excluding depreciation)					1,703		1,703
Selling, general and administrative	34	38	56	56	1,271	(244)	1,211
Depreciation					774		774
Amortization					365		365

	34	38	56	56	4,113	(244)	4,053

OPERATING INCOME	60				433		493

OTHER INCOME (EXPENSE)
Interest expense	(98)	(131)	(83)	(130)	(123)		(565)
Investment loss, net					(178)		(178)
Equity in net (losses) income of
affiliates	3,199	227	(48)	36	125	(3,556)	(17)
Other income					25		25

	3,101	96	(131)	(94)	(151)	(3,556)	(735)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES
AND MINORITY INTEREST	3,161	96	(131)	(94)	282	(3,556)	(242)

INCOME TAX (EXPENSE) BENEFIT	15	46	29	46	(33)		103

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE MINORITY INTEREST	3,176	142	(102)	(48)	249	(3,556)	(139)

MINORITY INTEREST					(14)		(14)

INCOME (LOSS) FROM CONTINUING
OPERATIONS	3,176	142	(102)	(48)	235	(3,556)	(153)
INCOME FROM DISCONTINUED
OPERATIONS, net of tax					39		39
GAIN ON DISCONTINUED OPERATIONS, net of tax					3,290		3,290

NET INCOME (LOSS)	$ 3,176	$ 142	($ 102)	($ 48)	$ 3,564	($3,556)	$ 3,176

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$	$	$ 15,072	$	$ 15,072
Management fee revenue	307	120	187	187		(801)

	307	120	187	187	15,072	(801)	15,072

COSTS AND EXPENSES
Operating (excluding depreciation)					5,500		5,500
Selling, general and administrative	132	120	187	187	4,202	(801)	4,027
Depreciation	1				2,479		2,480
Amortization					868		868

	133	120	187	187	13,049	(801)	12,875

OPERATING INCOME	174				2,023		2,197

OTHER INCOME (EXPENSE)
Interest expense	(229)	(357)	(262)	(302)	(269)		(1,419)
Investment income, net					231		231
Equity in net (losses) income of
affiliates	583	874	271	467	576	(2,837)	(66)
Other income					82		82

	354	517	9	165	620	(2,837)	(1,172)

INCOME (LOSS) BEFORE INCOME TAXES
AND MINORITY INTEREST	528	517	9	165	2,643	(2,837)	1,025

INCOME TAX (EXPENSE) BENEFIT	19	125	92	106	(808)		(466)

INCOME (LOSS) BEFORE MINORITY INTEREST	547	642	101	271	1,835	(2,837)	559

MINORITY INTEREST					(12)		(12)

NET INCOME (LOSS)	$ 547	$ 642	$ 101	$ 271	$ 1,823	($ 2,837)	$ 547

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Operations For the Nine Months Ended September 30, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$	$	$	$	$ 13,606	$	$ 13,606
Management fee revenue	281	109	172	172		(734)

	281	109	172	172	13,606	(734)	13,606

COSTS AND EXPENSES
Operating (excluding depreciation)					5,267		5,267
Selling, general and administrative	110	109	172	172	3,838	(734)	3,667
Depreciation					2,370		2,370
Amortization					1,090		1,090

	110	109	172	172	12,565	(734)	12,394

OPERATING INCOME	171				1,041		1,212

OTHER INCOME (EXPENSE)
Interest expense	(221)	(405)	(289)	(322)	(342)		(1,579)
Investment loss, net					(407)		(407)
Equity in net (losses) income of
affiliates	2,889	728	(455)	(246)	432	(3,381)	(33)
Other income					60		60

	2,668	323	(744)	(568)	(257)	(3,381)	(1,959)

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	2,839	323	(744)	(568)	784	(3,381)	(747)

INCOME TAX (EXPENSE) BENEFIT	18	142	101	113	(143)		231

INCOME (LOSS) FROM CONTINUING
OPERATIONS BEFORE MINORITY INTEREST	2,857	465	(643)	(455)	641	(3,381)	(516)

MINORITY INTEREST					(85)		(85)

INCOME (LOSS) FROM CONTINUING
OPERATIONS	2,857	465	(643)	(455)	556	(3,381)	(601)

INCOME FROM DISCONTINUED OPERATIONS,
net of tax					168		168
GAIN ON DISCONTINUED OPERATIONS,
net of tax					3,290		3,290

NET INCOME (LOSS)	$ 2,857	$ 465	($ 643)	($ 455)	$ 4,014	($ 3,381)	$ 2,857

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONTINUED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

Net cash provided by operating activities	$ 57	$ 30	($ 58)	($ 419)	$ 4,825		$$4,435

FINANCING ACTIVITIES
Proceeds from borrowings	948		400		6		1,354
Retirements and repayments of debt	(300)	(561)	(400)	(306)	(722)		(2,289)
Repurchase of common stock	(1,007)						(1,007)
Other	8				56		64

Net cash used in financing activities	(351)	(561)		(306)	(660)		(1,878)

INVESTING ACTIVITIES
Net transactions with affiliates	294	531	58	725	(1,608)
Acquisitions, net of cash acquired					(296)		(296)
Proceeds from sales (purchases) of short-term
investments, net					(20)		(20)
Proceeds from sales of investments					200		200
Purchases of investments					(118)		(118)
Capital expenditures					(2,610)		(2,610)
Additions to intangible and other noncurrent
assets					(572)		(572)
Proceeds from settlement of contract of
acquired company					26		26

Net cash (used in) provided by investing
activities	294	531	58	725	(4,998)		(3,390)

DECREASE IN CASH AND CASH
EQUIVALENTS					(833)		(833)
CASH AND CASH EQUIVALENTS, beginning of period					1,550		1,550

CASH AND CASH EQUIVALENTS, end of period	$	$	$	$	$ 717	$	$ 717

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS — CONCLUDED
(Unaudited)

Comcast Corporation Condensed Consolidating Statement of Cash Flows For the Nine Months Ended September 30, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

Net cash provided by operating activities
from continuing operations	$ 61	($ 198)	($ 184)	($ 599)	$ 3,439		$$2,519

FINANCING ACTIVITIES
Proceeds from borrowings	8,138	1,150			89		9,377
Retirements and repayments of debt	(3,180)	(2,104)	(6,250)	(1,907)	(234)		(13,675)
Other					(3)		(3)

Net cash (used in) financing activities
from continuing operations	4,958	(954)	(6,250)	(1,907)	(148)		(4,301)

INVESTING ACTIVITIES
Net transactions with affiliates	(5,019)	1,152	6,434	2,506	(5,073)
Acquisitions, net of cash acquired					(39)		(39)
Proceeds from sales (purchases) of
short-term investments, net					(8)		(8)
Proceeds from sales and restructuring of
investments and assets held for sale					7,952		7,952
Purchases of investments					(151)		(151)
Capital expenditures					(3,093)		(3,093)
Additions to intangible and other
noncurrent assets					(139)		(139)

Net cash provided by (used in) investing
activities from continuing operations	(5,019)	1,152	6,434	2,506	(551)		4,522

INCREASE IN CASH AND CASH EQUIVALENTS					2,740		2,740
CASH AND CASH EQUIVALENTS, beginning of period					505		505

CASH AND CASH EQUIVALENTS, end of period	$	$	$	$	$ 3,245		$$3,245

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

ITEM 2.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content over cable and satellite television networks (our content segment). During the nine months ended September 30, 2004, we received over 95% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

        During 2004, we have continued to improve our operating results and cash flows from operating activities through the sale of new services, including high-speed Internet and our new digital video features. We have also reduced our capital expenditures as our cable network upgrade program nears completion.

        Specific highlights for the nine months ended September 30, 2004, include the following:

•	Revenue growth of 10.4% in our cable segment compared to the same period in 2003, driven by continued growth in our new services, such as high-speed Internet and digital cable;
•

Operating income before depreciation and amortization growth of 18.5% in our cable segment compared to the same period in 2003, resulting from our revenue growth and efficiencies achieved through integration of the Broadband operations;

•	Refinancing three of our previously existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility;
•

Repurchases of approximately 36.9 million shares of our Class A Special common stock for aggregate consideration on a trade date basis of $1.025 billion pursuant to our Board authorized repurchase program; and

•

Strategic investments in International Cable Channels Partnership, Ltd. ("International Channel Networks" - discussed below), our agreement with Gemstar, our acquisition of TechTV, and increasing our ownership interest in E! Entertainment Television, Inc. ("E!").

        The following provides the details of these highlights and insights into our financial statements, including discussions of our results of operations and our liquidity and capital resources.

Business Developments

        On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation (“Liberty”) Series A common stock that we held, valued at approximately $1.022 billion with Liberty for 100% of the stock of Liberty’s subsidiary, Encore ICCP, Inc. (“Encore”). Encore’s assets consisted of cash of $547 million, a 10.4% interest in E! and 100% of International Channel Networks. We also received all of Liberty’s rights, benefits and obligations under the TCI Music contribution agreement, which resulted in the resolution of all pending litigation between Liberty and us regarding the contribution agreement.

        On September 23, 2004, we announced that we entered into a definitive agreement with a consortium of investors led by Sony Corporation of America (“Sony”) to acquire Metro-Goldwyn-Mayer, Inc. (“MGM”). The investor group has committed a total of up to $1.6 billion of equity financing, of which our commitment would be $300 million. This transaction, which has been approved by MGM’s Board of Directors, is subject to the approval of MGM shareholders, various regulatory approvals and customary closing conditions. The transaction is expected to close during 2005. We have also reached a broad programming and distribution arrangement with Sony and the other equity partners that allows for the distribution of Sony Pictures content (and MGM’s upon the closing of the acquisition) on our video on demand service and provides for joint ventures, which we will manage, establishing new cable channels featuring Sony Pictures and MGM content.

        On September 27, 2004, we and Time Warner Inc. (“Time Warner”) announced an agreement that provides us with an option to reduce our effective overall interest in Time Warner Cable Inc. (“TWC”) from approximately 21% to 17% in exchange for stock of a subsidiary that will hold cable systems and cash. The agreement grants us the option, which can be exercised between December 1, 2004 and April 1, 2005, to require TWC to redeem a portion of the TWC common stock held in trust in exchange for 100% of the common stock of a TWC subsidiary. At the time of exchange, the subsidiary will own cable systems serving about 90,000 basic subscribers and approximately $750 million in cash. In addition, the

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

trust that holds the TWC shares agreed not to request that TWC register the trust’s shares in TWC for sale in a public offering prior to April 1, 2005.

        We and Time Warner have agreed to work together to explore submitting a joint proposal to acquire cable assets of Adelphia Communications Corporation, the fifth-largest cable television company in the United States.

        Refer to Note 4 to our financial statements included in Item 1 for a discussion of our acquisitions and other significant events.

Results of Continuing Operations

        Revenues

        Consolidated revenues increased $552 million and $1.466 billion, respectively, for the three and nine month interim periods in 2004 compared to the same periods in 2003. Of these increases, $470 million and $1.344 billion, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of our content segment, which achieved combined revenue growth of 30.6% and 26.0%, respectively, during the three and nine month interim periods in 2004 compared to the same periods in 2003. These increases in our content segment were the result of increases in distribution revenue and advertising revenue.

        Operating, selling, general and administrative expenses

        Consolidated operating, selling, general and administrative expenses increased $324 million and $593 million, respectively, for the three and nine month interim periods in 2004 compared to the same periods in 2003. Of these increases, $232 million and $485 million, respectively, relate to our cable segment, which is discussed separately below. The remaining increases are primarily the result of the growth in our content segment.

        Depreciation

        Depreciation expense increased $95 million and $110 million, respectively, for the three and nine month interim periods in 2004 compared to the same periods in 2003. The increases for the interim periods are primarily related to our cable segment and are principally due to the higher level of depreciation associated with our cable network upgrade program.

        Amortization

        Amortization expense decreased $60 million and $222 million, respectively, for the three and nine month interim periods in 2004 compared to the same periods in 2003. These decreases are primarily related to our cable segment and are principally due to decreases in the amortization of our franchise related customer relationship intangible assets. In the fourth quarter of 2003, we reduced the value of these intangible assets as a result of obtaining updated valuation reports, which resulted in lower amortization expense. These decreases were partially offset by amortization associated with intangibles acquired in the Gemstar, TechTV and Liberty exchange transactions.

_________________

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

Cable Segment Operating Results

The following table presents our cable segment operating results (dollars in millions):

	Three Months Ended September 30,		Increase/(Decrease)
	2004	2003	$	% (b)

Video	$3,222	$3,020	$202	6.7%
High-speed Internet	808	586	222	37.9
Phone	173	189	(16)	(8.6)
Advertising sales	319	276	43	15.5
Other	161	152	9	5.9
Franchise fees	161	151	10	6.8

Revenues	4,844	4,374	470	10.7
Operating, selling, general and administrative expenses	2,986	2,754	232	8.4

Operating income before depreciation and amortization (a)	$1,858	$1,620	$238	14.7%

	Nine Months Ended September 30,		Increase/(Decrease)
	2004	2003	$	% (b)

Video	$9,650	$9,038	$612	6.8%
High-speed Internet	2,269	1,626	643	39.5
Phone	528	618	(90)	(14.6)
Advertising sales	918	797	121	15.2
Other	481	453	28	6.2
Franchise fees	483	453	30	6.6

Revenues	14,329	12,985	1,344	10.4
Operating, selling, general and administrative expenses	8,832	8,347	485	5.8

Operating income before depreciation and amortization (a)	$5,497	$4,638	$859	18.5%

        The following tables present our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 84,000 video subscribers acquired in various small acquisitions during the periods presented. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

	September 30,		Increase/(Decrease)
	2004	2003	#	% (b)

Video subscribers	21,487	21,470	17	0.1%
High-speed Internet subscribers	6,554	4,862	1,692	34.8%
Phone subscribers	1,213	1,312	(99)	(7.5%)

	Three Months Ended September 30,		Increase/(Decrease)
	2004	2003	$	%

Monthly average revenue per video subscriber	$50.00	$46.95	$3.05	6.5%
Monthly average revenue per high-speed Internet subscriber	$42.91	$42.25	$0.66	1.6%
Monthly average revenue per phone subscriber	$47.18	$46.99	$0.19	0.4%

	Nine Months Ended September 30,		Increase/(Decrease)
	2004	2003	$	%

Monthly average revenue per video subscriber	$49.87	$46.91	$2.96	6.3%
Monthly average revenue per high-speed Internet subscriber	$42.59	$42.59	--	--
Monthly average revenue per phone subscriber	$47.31	$49.96	($2.65)	(5.3%)

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

(b)	All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

_________________

        Revenues

        Video revenue consists of our basic, expanded basic, premium, pay-per-view, equipment and digital cable services. The increases in video revenue for the interim periods from 2003 to 2004 are primarily due to increases in monthly average revenue per subscriber as a result of rate increases in our traditional video service and growth in digital subscribers, reflecting increased consumer demand for new digital features. From September 30, 2003 to September 30, 2004, we added approximately 17,000 basic subscribers and approximately 1.1 million digital subscribers, or a 15.4% increase in digital subscribers. We expect continued growth in our video services revenue.

        The increases in high-speed Internet revenue for the interim periods from 2003 to 2004 are primarily due to the addition of approximately 1.7 million high-speed Internet subscribers from September 30, 2003 to September 30, 2004, or a 34.8% increase in high-speed Internet subscribers. We expect continued high-speed Internet revenue growth as overall demand for our services continues to increase.

        The decreases in phone revenue for the interim

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

periods from 2003 to 2004 are primarily as a result of our focus on operating efficiencies to drive profitability in the phone business, rather than focusing on subscriber growth. As a result, from September 30, 2003 to September 30, 2004, our phone subscribers decreased by approximately 99,000 subscribers.

        The increases in advertising sales revenue for the interim periods from 2003 to 2004 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects, a stronger local advertising market and an increase in political advertising.

        Other revenue includes installation revenues, guide revenues, commissions from electronic retailing, revenue from our regional programming networks, commercial data services and revenue from other product offerings.

        Expenses

        Total operating, selling, general and administrative expenses increased for the interim periods from 2003 to 2004 primarily as a result of higher operating and marketing expenses associated with the growth in our high-speed Internet and digital cable services.

Consolidated Income (Expense) Items

        Interest Expense

        The decreases in interest expense for the interim periods from 2003 to 2004 are due to our decreased amount of debt outstanding as a result of our debt reduction during 2003 and 2004. The decreases for the interim periods from 2003 to 2004 were offset somewhat by the effects of the write-off of unamortized debt issue costs to interest expense in connection with the refinancing of our previously existing revolving credit facilities and by the early redemption of certain of the Comcast exchangeable notes. The costs associated with the refinancing and the redemption totaled $38 million and $31 million, respectively, during the nine months ended September 30, 2004. The decrease for the nine month interim period from 2003 to 2004 was also offset by the effects of our adoption of SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity,” on July 1, 2003 on a prospective basis. As a result of the adoption of SFAS No. 150, interest expense for the nine months ended September 30, 2004 and 2003 includes $75 million and $26 million, respectively, of dividends on a subsidiary’s preferred stock, classified as minority interest prior to the adoption of SFAS No. 150.

_________________

        Investment Income (Loss), Net

        Investment income (loss), net for the interim periods includes the following (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Interest and dividend income	$22	$31	$65	$114
Gains on sales and exchanges of investments, net	35	4	36	27
Investment impairment losses	(7)		(10)	(70)
Mark to market adjustments on trading securities	(27)	(110)	(255)	182
Mark to market adjustments on derivatives related
to trading securities	85	(62)	341	(368)
Mark to market adjustments on derivatives and hedged items	(19)	(41)	54	(292)

Investment income (loss), net	$89	($178)	$231	($407)

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

        We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of certain of our investments accounted for as trading securities. Investment income (loss), net includes the fair value adjustments related to our trading securities and derivative financial instruments. The change in the fair value of our investments accounted for as trading securities was substantially offset by changes in the fair value of the related derivatives, except for the mark to market adjustments on our investment in Sprint and on 6 million shares of Liberty International for the three and nine months ended September 30, 2004, on 116 million shares of Liberty for the three and nine months ended September 30, 2004 until they were exchanged with Liberty on July 28, 2004 and on 218 million shares of Liberty for the three and nine months ended September 30, 2003. See Note 4 to our consolidated financial statements included in Item 1 for further discussion about the Liberty exchange.

        During the three and nine months ended September 30, 2004, investment income (loss), net includes $83 million and $139 million, respectively, of investment income related to the decrease in the fair value of the derivative component of the ZONES debt. A portion of the fair value adjustment in the nine month interim period results from the change in the common stock underlying the ZONES debt from the non-dividend paying Sprint PCS tracking stock to the dividend paying Sprint FON common stock as a result of the elimination by Sprint of its tracking stock in April 2004. In the future, we expect that changes in the fair value of the derivative component of the ZONES debt will be partially offset by changes in the fair value of the Sprint FON common stock we hold and account for as a trading security.

        We were exposed to changes in the fair value of 218 million shares and 116 million shares of Liberty common stock during the 2003 and 2004 interim periods (through July 28, 2004), respectively. We will continue to be exposed to changes in the fair value of 6 million shares of Liberty International common stock we hold and account for as trading securities because we have not entered into a corresponding derivative to hedge this market exposure.

        We are also exposed to changes in the fair value of the derivative component of the Comcast exchangeable notes we have outstanding since the underlying 8.4 million shares of Comcast Class A Special common stock we hold in treasury are carried at our historical cost and are not adjusted for changes in fair value.

        Investment income (loss), net for the three and nine months ended September 30, 2004 includes losses of $82 million and $127 million, respectively, related to these financial instruments compared to losses of $202 million and $456 million, respectively, during the same periods in 2003.

        Other Income

        On September 30, 2004, we sold our 20% interest in DHC Ventures, LLC to Discovery Communications, Inc. for approximately $149 million in cash and recognized a gain on the sale of approximately $94 million to other income.

        Income Tax (Expense) Benefit

        The changes in income tax (expense) benefit for the interim periods from 2003 to 2004 are primarily the result of the effects of changes in our income (loss) from continuing operations before taxes and minority interest.

        Minority Interest

        The change in minority interest for the nine month interim period from 2003 to 2004 is attributable to the effects of our adoption of SFAS No. 150 on July 1, 2003, upon which we now record our subsidiary preferred dividends, previously included within minority interest, to interest expense. The change in minority interest for the three month interim period from 2003 to 2004 is attributable to the effects of changes in the net income or loss of our less than wholly-owned subsidiaries and to the minority interests in certain subsidiaries acquired or formed during 2004.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

        Cash and Cash Equivalents

        We have traditionally maintained significant levels of cash and cash equivalents to meet our short-term liquidity requirements. As of September 30, 2004, our cash and cash equivalents were $717 million, substantially all of which is unrestricted.

        Investments

        We consider investments that we determine to be non-strategic, highly-valued, or both, to be a significant source of liquidity. We consider our investments in the following to be potential sources of liquidity:

•	$1.5 billion in Time Warner common equivalent preferred stock,
•	21% interest in TWC, and
•	interests in certain cable television partnerships.

        We do not have any significant contractual funding commitments with respect to any of our investments.

        Refer to Note 5 to our financial statements included in Item 1 for a discussion of our investments.

        Available Borrowings Under Credit Facilities

        We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. In January 2004, we refinanced three of our existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility due January 2009. As of September 30, 2004, amounts available under our lines of credit totaled $3.733 billion. Refer to Note 7 to our consolidated financial statements included in Item 1 for further discussion about our new credit facility.

        Commercial Paper

        In June 2004, we entered into a new commercial paper program to provide a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. As of September 30, 2004, amounts outstanding under the program totaled $651 million with a weighted average interest rate of 2.10%.

        Financing

        As of September 30, 2004 and December 31, 2003, our debt, including capital lease obligations, was $25.231 billion and $26.996 billion, respectively. The $1.765 billion decrease from December 31, 2003 to September 30, 2004 results principally from the effects of our net debt repayments during the nine months ended September 30, 2004. Included in our debt as of September 30, 2004 and December 31, 2003 was current portion of long-term debt of $3.128 billion and $3.161 billion, respectively.

        Excluding the effects of interest rate risk management instruments, 9.2% and 8.2% of our total debt as of September 30, 2004 and December 31, 2003, respectively, was at variable rates.

        We have made, and may from time to time in the future depending on certain factors such as market conditions, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures.

        Refer to Note 7 to our financial statements included in Item 1 for a discussion of our long-term debt.

_________________

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

Statement of Cash Flows

        The $833 million decrease in cash and cash equivalents from December 31, 2003, to September 30, 2004, is primarily a result of cash outflows due to net repayments of debt ($935 million), capital expenditures ($2.610 billion), repurchases of common stock ($1.007 billion), additions to intangible and other noncurrent assets ($572 million) and acquisitions ($296 million). Cash provided by operating activities ($4.435 billion) is partially offsetting these cash outflows.

        Net cash provided by operating activities from continuing operations for the nine months ended September 30, 2004, is principally due to our operating income before depreciation and amortization (see “Results of Continuing Operations”), the effects of interest and income tax payments, changes in operating assets and liabilities as a result of the timing of receipts and disbursements, a federal income tax refund of approximately $536 million and proceeds from sales or exchanges of trading securities of approximately $553 million.

        Net cash used in financing activities from continuing operations was $1.878 billion for the nine months ended September 30, 2004, and consists primarily of net repayments of debt of $935 million and repurchases of common stock of $1.007 billion.

        During the nine months ended September 30, 2004, our debt repayments and borrowings consisted of:

        Repayments

•	$867 million of our senior and medium term notes,
•	$700 million on our revolving credit facilities,
•	$609 million of our Comcast exchangeable notes and
•	$113 million of capital leases and other.

        Borrowings

•	$700 million on our revolving credit facilities,
•	$651 million, net under our commercial paper program and
•	$3 million of other.

        Net cash used in investing activities from continuing operations was $3.390 billion for the nine months ended September 30, 2004. During this period, net cash used in investing activities from continuing operations includes capital expenditures of $2.610 billion, additions to intangible and other noncurrent assets of $572 million and acquisitions, net of cash acquired, of $296 million.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2003 Form 10-K.

ITEM 4.	CONTROLS AND PROCEDURES

Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

        A summary of our repurchases during the quarter under our $2 billion repurchase program, $1 billion of which was authorized by our Board of Directors both in December 2003 and July 2004, are as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

July 1-31, 2004	8,781,045	$27.44	7,346,200	$1,249,551,855
August 1-31, 2004	2,940,015	$27.25	2,940,000	$1,169,426,535
September 1-30, 2004	8,081,015	$27.28	8,077,000	$949,072,557

Total	19,802,075	$27.35	18,363,200	$949,072,557

        The total number of shares purchased includes approximately 1,439,000 shares received in the administration of employee equity compensation plans.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

ITEM 6.	EXHIBITS

        Exhibits required to be filed by Item 601 of Regulation S-K:

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2004

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ Lawrence J. Salva

Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: October 29, 2004