Form 10-K
period 2004-12-31
COMCAST CORP
filed 2005-02-23
CIK 1166691

Use these links to rapidly review the document
COMCAST CORPORATION 2004 FORM 10-K ANNUAL REPORT TABLE OF CONTENTS

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

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

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:
 NONE

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

Yes ☒                      No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

Yes ☒                      No ☐

As of June 30, 2004, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $38.160 billion and $23.744 billion, respectively.

As of December 31, 2004, there were 1,359,680,364 shares of Class A Common Stock, 842,944,570 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—The Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in June 2005.

COMCAST CORPORATION
2004 FORM 10-K ANNUAL REPORT
TABLE OF CONTENTS

This Annual Report on Form 10-K is for the year ended December 31, 2004. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Throughout this Annual Report, we refer to Comcast Corporation as "Comcast"; Comcast and its consolidated subsidiaries as "we", "us" and "our"; and Comcast Holdings Corporation as "Comcast Holdings."

You should carefully review the information contained in this Annual Report and particularly consider any risk factors that we set forth in this Annual Report and in other reports or documents that we file from time to time with the SEC. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in our Risk Factors section beginning on page 13 and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

PART I

ITEM 1    BUSINESS

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated broadband cable networks since 1963.

We are involved in:

  •
  Cable—through the development, management and operation of broadband communications networks, including video, high-speed Internet and phone services, and regional sports and news networks,

  •
  Content—through our consolidated programming investments, including our national cable television networks E! Entertainment Television, Style Network, The Golf Channel, Outdoor Life Network, G4 and International Channel Networks, and

  •
  Other business and programming interests—primarily Comcast-Spectacor, our group of businesses that perform live sporting events and own or manage facilities for sporting events, concerts and other special events.

We have our principal executive offices at 1500 Market Street, Philadelphia, PA 19102-2148. Our telephone number is (215) 665-1700. We also have a Web site at http://www.comcast.com. Copies of the annual, quarterly and current reports we file with the SEC, and any amendments to those reports, are available on our Web site as well as on the SEC's Web site at http://www.sec.gov. The information posted on our Web site is not incorporated into this Annual Report. The public may read and copy any material we file with the SEC at the SEC's Public Reference Room at 450 Fifth Street, N.W., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330.

FINANCIAL INFORMATION ABOUT BUSINESS SEGMENTS

Refer to Note 14 to our consolidated financial statements included in Item 8 for information about our operations by business segment.

GENERAL DEVELOPMENTS OF OUR BUSINESS

We operate our businesses in an increasingly competitive, highly regulated and technologically complex environment. We are the largest video, broadband high-speed Internet and cable phone service provider in the United States. We have now substantially completed the upgrade of our broadband communications networks, allowing us to provide customers with new and improved products and advanced services in each of our video, high-speed Internet and phone services. We also have expanded our ownership and management of content businesses on a national, regional and local level.

The following paragraphs review the more significant strategic transactions (and potential transactions) by segment since the beginning of 2004:

Cable

During 2004, we expanded our efforts to acquire and develop technology that will drive product differentiation and new applications and extend our nationwide fiber-optic network. We achieved these objectives in 2004 through strategic agreements signed with Gemstar-TV Guide and Microsoft Corporation, which enable us to control and develop the enhancement of the user interface and the functionality of our service offerings, such as our interactive programming guide and our Video on Demand ("VOD") and digital video recorder ("DVR") service. In December 2004, we also announced a long-term agreement with Level 3 Communications that is part of the extension of our fiber-optic network. This national network, or "backbone," provides a technically-advanced, nationwide broadband network over which we can deliver new and enhanced services.

On September 27, 2004, we and Time Warner Inc. announced an agreement that provides us with an option to reduce our effective overall interest in Time Warner Cable Inc. ("TWC") from approximately 21% to 17% in exchange for stock of a subsidiary that will hold cable systems which will serve approximately 90,000 basic subscribers and hold approximately $750 million in cash. The agreement grants us the option to require TWC to redeem a portion of the TWC common stock held in trust in exchange for 100% of the common stock of the TWC subsidiary. The option may be exercised at any time prior to the 60th day (the "Termination Date") following a notice that may be given at any time by either party of termination of the option period. In addition, the trust that holds the TWC shares agreed not to request that TWC register the trust's shares in TWC for sale in a public offering prior to the Termination Date.

On January 31, 2005, we and Time Warner submitted a joint proposal to acquire substantially all of the cable assets of Adelphia Communications Corporation, the fifth-largest cable television company in the United States.

Content

On May 10, 2004, we completed the acquisition of TechTV Inc. for approximately $300 million in cash. On May 28, 2004, G4 and TechTV began operating as one network that is available to approximately 47 million cable and satellite homes nationwide as of December 31, 2004, providing video and computer game-related programming.

On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation Series A common stock that we held, valued at approximately $1.022 billion, with Liberty for 100% of the stock of Liberty's subsidiary, Encore ICCP, Inc. Encore's assets consisted of cash of $547 million, a 10.4% interest in E! Entertainment Television and 100% of International Channel Networks, a cultural and heritage-related national cable network that is available to over 10 million cable homes nationwide as of December 31, 2004.

On September 23, 2004, we announced that we entered into a definitive agreement with a consortium of investors led by Sony Corporation of America to acquire Metro-Goldwyn-Mayer, Inc ("MGM"). The investor group has committed a total of up to $1.6 billion of equity financing, of which our commitment would be $300 million. This transaction, which has been approved by MGM's Board of Directors and shareholders, is subject to various regulatory approvals and customary closing conditions. The transaction is expected to close during the first half of 2005. We have also reached a broad programming and distribution arrangement with Sony and the other equity partners that allows for the distribution of Sony Pictures' content (and MGM's upon the closing of the acquisition) on our VOD service and provides for joint ventures, which we will manage, establishing new cable channels featuring Sony Pictures and MGM content.

DESCRIPTION OF OUR BUSINESSES

Cable

We are the largest cable operator in the United States. As of December 31, 2004, our consolidated cable operations served 21.5 million subscribers in thirty-five states, passed 40.8 million homes, and provided digital cable to 8.7 million subscribers, high-speed Internet to 7.0 million subscribers and phone to 1.2 million subscribers.

The table below summarizes certain information for our cable operations as of December 31 (homes and subscribers in millions):

	2004	2003	2002(1)	2001(2)	2000(2)

Cable
Homes Passed(3)	40.8	39.8	39.2	13.9	12.7
Subscribers(4)	21.5	21.5	21.3	8.5	7.6
Penetration	52.8%	53.9%	54.4%	60.8%	60.0%
Digital Cable
"Digital Ready" Subscribers(5)	21.5	21.5	21.3	8.4	7.3
Subscribers(6)	8.7	7.7	6.6	1.7	1.2
Penetration	40.2%	35.7%	31.1%	20.8%	16.6%
High-Speed Internet
"Available" Homes(7)	40.0	34.7	30.1	10.4	6.4
Subscribers	7.0	5.3	3.6	0.9	0.4
Penetration	17.5%	15.2%	12.0%	9.1%	6.3%
Phone(8)
"Available" Homes(7)	10.4	9.4	8.7
Subscribers	1.2	1.3	1.4
Penetration	11.7%	13.5%	16.5%

(1)
On November 18, 2002, we completed the acquisition of AT&T Corp.'s broadband business, which we refer to as "Broadband" and "the Broadband acquisition." The Broadband acquisition substantially increased the size of our cable operations, and direct comparisons of our cable information for periods prior to November 18, 2002, to subsequent periods are not meaningful. The information as of December 31, 2002, excludes the operating statistics for Broadband cable systems held for sale.

(2)
On December 31, 2000, and January 1, 2001, we completed our cable systems exchanges with AT&T and Adelphia, respectively. In April and June 2001, we acquired cable systems serving an aggregate of approximately 697,000 subscribers from AT&T. The subscriber information as of December 31, 2000, excludes the effects of our exchange with AT&T.

(3)
A home is "passed" if we can connect it to our distribution system without further extending the transmission lines. As described in Note 4 below, in the case of certain multiple dwelling units ("MDU"s), homes "passed" are counted on an adjusted basis. "Homes passed" is an estimate based on the best available information.

(4)
Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one cable subscriber. In the case of some MDUs, we count cable subscribers on an FCC equivalent basis by dividing total revenue received from a contract with an MDU by the standard residential rate where the specific MDU is located.

(5)
A subscriber is "digital ready" if the subscriber is in a market where we have launched our digital cable service.

(6)
A dwelling with one or more digital set-top boxes counts as one digital cable subscriber. On average, as of December 31, 2004, each digital cable subscriber had 1.5 digital set-top boxes.

(7)
A home passed is "available" if we can connect it to our distribution system without further upgrading the transmission lines and if we offer the service in that area.

(8)
Prior to the Broadband acquisition, the number of phone "available" homes and subscribers was not material.

Cable Services

We offer a variety of services over our cable networks, including video, high-speed Internet and phone. Over the past several years, we have increased the reliability and capacity of our systems, enabling us to deliver new services, such as digital cable, high-speed Internet and phone. As of December 31, 2004, approximately 99% of our cable systems are capable of handling two-way communications. Although our upgrade is substantially complete, we expect to make significant capital expenditures during 2005 associated with the continued growth of these new services.

Video Services

We offer a full range of video services. We tailor both our basic channel lineup and our additional channel offerings to each system according to demographics, programming preferences and local regulation. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment subscribers use. Our video service offerings include the following:

 Basic and expanded basic.    Our basic cable service typically consists of 10-20 channels of programming. This service generally consists of programming provided by national television networks, local broadcast television stations, locally-originated programming, including governmental and public access, and limited satellite-delivered programming. Our expanded basic cable service includes a group of satellite-delivered or non-broadcast channels, typically consisting of 50-60 channels in addition to the basic channel lineup.

 Premium channel programming.    Our premium channel programming service, which includes cable networks such as Home Box Office, Showtime, Starz and Cinemax, generally offers, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features.

 Pay-per-view programming.    Our pay-per-view service permits our subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts on an unedited, commercial-free basis.

 Digital cable.    Subscribers to our digital cable service receive a digital cable set-top box, an interactive program guide, multiple channels of digital programming and music, and "multiplexes" of premium channels that are varied as to time of broadcast or programming content theme.

 Video On Demand (VOD).    Our VOD service allows digital cable subscribers the opportunity to choose from a library of thousands of programs, start the programs at whatever time is convenient, and pause, rewind or fast-forward the programs. A substantial portion of our VOD content is available at no additional charge.

 High-Definition Television (HDTV).    HDTV features improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming of most major broadcast networks, leading cable channels, premium channels and regional sports networks.

 Digital Video Recorder (DVR).    Our DVR service lets digital subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind "live" television.

High-Speed Internet Services

We offer high-speed Internet access via our cable modems, providing a service that is constantly connected. This service also includes our interactive portal, Comcast.net, which provides multiple e-mail addresses, online storage and a variety of value-added features and enhancements designed to take advantage of the speed of the Internet connection we provide.

Phone Services

In some areas, we offer traditional circuit-switched local phone service, a full array of associated calling features and third-party long-distance services. We are also beginning to offer a phone service delivered over our broadband communications networks involving voice transmissions using Internet protocol ("Digital Voice").

Advertising

As part of our programming carriage agreements with non-broadcast networks, we often receive an allocation of scheduled advertising time into which we may insert commercials. We sell advertising time to local, regional and national advertisers for insertion on these channels.

We also coordinate the advertising sales efforts of other cable operators in certain markets. Utilizing these arrangements and similar arrangements with other companies, we have formed and operate advertising interconnects, which establish a physical, direct link between multiple cable systems and provide for the insertion primarily of regional and national advertising across larger geographic areas.

Regional Sports and News Networks

Our regional sports and news networks provide programming to our cable subscribers. These regional networks include Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Cable Sports Southeast, CN8—The Comcast Network, and launched in 2004, Comcast SportsNet Chicago and Comcast SportsNet West (Sacramento). These networks sell advertising time and enter into affiliation agreements with cable and satellite television companies.

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

We attempt to secure long-term programming contracts with volume discounts and/or marketing support and incentives from programming suppliers. Our programming contracts are generally for a fixed period of time and are subject to negotiated renewal. We expect our programming costs to remain our largest single expense item for the foreseeable future. In recent years, the cable and satellite video industries have experienced a substantial increase in the cost of programming, particularly sports programming. We anticipate our programming expenses will increase in the future, primarily as a result of increased costs to purchase programming and as additional programming is provided to our subscribers. We anticipate that these increases may be mitigated, to some extent, by volume discounts.

Customer and Technical Service

We service our customers through local, regional and national call and technical centers. Generally, our call centers provide 24 hours per day, 7 days per week call answering capability, telemarketing and other services. Our technical services function performs various tasks, including cable installations, transmission and distribution plant maintenance, plant upgrades and activities related to customer service.

Technology Development

Historically, we have relied on third-party hardware and software vendors for many of the technologies needed for the operation of our businesses, the addition of new features to existing services, and the development and commercialization of new service offerings. In recent years, we have begun developing strategically important software and technologies internally and integrating third-party software to our specifications. We have also now arranged for long-term access rights to national fiber-based networks that we actively manage to interconnect our local and regional distribution systems and facilitate the efficient delivery of our broadband services. We expect these efforts to continue and expand in the future. These efforts require greater initial expenditures than would be required if we continued to purchase or license these products and services from third parties.

Sales and Marketing

Our sales efforts are primarily directed toward generating incremental revenues and increasing the number of subscribers we serve. We sell our products and services through direct customer contact through our call centers, door-to-door selling, direct mail advertising, cable television advertising, local media advertising, telemarketing, and retail outlets.

Competition

We operate our businesses in an increasingly competitive environment. Our cable communications systems compete with a number of different companies that offer a broad range of services through increasingly diverse means. In addition, we operate in a technologically complex environment and new technologies may increase further the number of competitors we face for our video, high-speed Internet and phone services, and advertising. We expect advances in communications technology to continue in the future. We are unable to predict what effects, if any, such future developments will have on our business and operations.

Video Services

We compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

  •
  program distributors that use direct broadcast satellite, or DBS, systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber's premises,

  •
  local exchange carriers, commonly known as LECs, that are marketing DBS service, and some that are building wireline fiber-optic networks and beginning to provide service in various communities across the United States,

  •
  other wireline communications providers who build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators or under an alternative regulatory scheme known as Open Video Systems, or OVS,

  •
  satellite master antenna television systems, commonly known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments,

  •
  local television broadcast stations that provide free over-the-air programming which can be received using an antenna and a television set,

  •
  digital subscription services transmitted over local television broadcast stations that can be received by a special set-top box,

  •
  interactive online computer services, including Internet video streaming and distribution of movies,

  •
  video stores and home video products,

  •
  movie theaters,

  •
  newspapers, magazines and bookstores, and

  •
  live concerts and sporting events.

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC recently adopted rules favoring new investment by LECs in fiber-optic networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that are expected to compete with our video service offerings. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance and customer service, and a greater variety of video programming.

 DBS Systems.    According to recent government and industry reports, conventional, medium- and high-power satellites currently provide video programming to over 24 million subscribers in the United States. DBS providers with high-power satellites typically offer to their subscribers more than 300 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

DBS service can be received throughout the continental United States through a small rooftop or side-mounted outside antenna. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and quality of signals delivered to subscribers by DBS systems.

Federal legislation establishes, among other things, a compulsory copyright license that permits DBS systems to retransmit local broadcast television signals to subscribers who reside in the local television station's market. These companies are currently transmitting local broadcast signals in most markets that we currently serve. Additionally, federal law generally provides DBS systems with access to all cable-affiliated video programming services delivered by satellite. As a result, DBS providers are competitive with cable system operators like us because they offer programming that closely resembles what we offer. These DBS providers are attempting to expand their service offerings to include, among other things, high-speed Internet service and have entered marketing arrangements in which their service is promoted and sold by LECs, such as Verizon Communications, Inc., SBC Communications, Inc., BellSouth Corporation and Qwest Communications International, Inc.

 Local Exchange Carriers (LECs).    In addition to entering into joint marketing arrangements with DBS providers, some LECs are building fiber-optic networks capable of distributing video programming. The LECs, to date, have taken various positions on the question of whether they need a local cable television franchise to provide video services, including applying for a local franchise, seeking state-level regulation only, and claiming that video services can be provided without a cable television franchise.

 Other Wireline Providers.    We operate our cable systems pursuant to a non-exclusive franchise that is issued by the community's governing body, such as a city council, a county board of supervisors or, in some cases, by a state regulatory agency.

Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Companies that traditionally have not provided cable services and that have substantial financial resources (such as public utilities that own some of the poles to which our cables are attached) may also obtain cable franchises and may provide competing communications services. These and other wireline communications systems offer video and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will emerge in other franchise areas that we serve.

 SMATV.    Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the same satellite-delivered programming services offered by our cable systems. In addition, some SMATV operators are offering packages of phone, data and video services to private residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners' associations, although some states have enacted laws to provide cable systems access to multiple dwelling units.

 Broadcast Subscription Services.    Over the past year, local television broadcasters in selected markets have begun deployment of digital subscription services. These services typically contain a limited number of cable programming services at a price of approximately $20 per month. Recently, several leading television broadcast station ownership groups announced that they are negotiating funding for U.S. Digital Television, Inc., an entity that currently offers these digital subscription services in select markets and has announced plans to offer its service in several additional markets as a low cost alternative to cable television service. Many other broadcasters are considering similar plans.

High-Speed Internet Services

Substantially all of our cable systems offer high-speed Internet services within their service areas. These systems compete with a number of other companies, many of whom have substantial resources, including:

  •
  LECs,

  •
  Internet service providers (ISPs), such as America Online, Earthlink, Inc. and Microsoft,

  •
  long-distance telephone companies and

  •
  wireless telephone companies and other providers of wireless Internet services.

The deployment of digital subscriber line, or DSL, technology allows Internet access to be provided to subscribers over analog lines at data transmission speeds substantially greater than that of conventional modems. Numerous companies have introduced DSL service, and some of these companies are seeking to provide high-speed Internet services without regard to their present service boundaries and other regulatory restrictions. In addition, some LECs have begun construction of fiber-optic networks that will allow them to provide data transmission speeds that exceed the speed that can be provided with DSL technology. The FCC has reduced the obligations of LECs to offer their broadband facilities on a wholesale basis to competitors and is considering further measures to deregulate LECs' retail broadband offerings. Congress may also consider measures to deregulate such broadband offerings.

Various wireless telephone companies are beginning to offer wireless, high-speed Internet services. In addition, in a growing number of commercial areas, such as retail malls, restaurants and airports, wireless "WiFi" Internet access capability is available. Numerous local governments are also considering or actively pursuing publicly-subsidized WiFi Internet access networks. The availability of these alternatives may adversely affect demand for our high-speed Internet services.

A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached "access" agreements with several national and regional third-party ISPs, although to date these ISPs have made limited use of their access rights. We cannot provide any assurance, however, that regulatory authorities will not impose "open access" or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

During 2004, a number of competitors offered substantial price discounts to subscribers willing to sign extended contracts or purchase additional bundled services. We expect competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, transmission speed and bundled services.

Phone Services

Our traditional circuit-switched local phone service and Digital Voice service compete against incumbent local exchange carriers ("ILECs"), wireless telephone service providers, competitive LECs (including established long-distance companies) and other internet protocol phone ("IP phone") service providers. The ILECs have substantial capital and other resources, longstanding customer relationships, extensive existing facilities and network rights-of-way. A few competitive LECs also have existing local networks and significant financial resources.

In addition, many telecommunications carriers are expanding their offerings to include high-speed Internet access services, and as such access services become more widely deployed, IP phone services will likely become more popular. We anticipate that our Digital Voice service will be deployed over the next two years in substantially all of our cable systems. We expect to migrate our circuit-switched phone customers to our Digital Voice service over the next several years. Our competitors are engaging in similar deployment strategies, and the proliferation of IP phone services may negatively affect demand for and pricing of our phone services.

Advertising

Our cable systems compete against a wide variety of media for sales of advertising, including local television broadcast stations, national television broadcast networks, national cable television networks, local radio broadcast stations, local and regional newspapers, magazines, and the Internet. Continuing competition from these media outlets and the continued expansion of new media outlets offering advertising opportunities may result in a dilution of the portion of advertising expenditures our cable systems currently receive.

Content

We have made investments in national cable television networks as a means of generating additional revenues and subscriber interest. As of December 31, 2004, these investments include the following (approximate subscribers in millions):

Investment	Economic Ownership Percentage	Approximate U.S. Subscribers	Description

E! Entertainment Television	60.5%	77.2	Entertainment-related news and original programming
Style Network	60.5	33.5	Lifestyle-related programming
The Golf Channel	99.9	56.2	Golf-related programming
Outdoor Life Network	100.0	53.5	Outdoor sports and leisure programming
G4	83.5	46.7	Video and computer game-related programming
International Channel Networks	100.0	10.3	Cultural and heritage-related programming

Other Businesses and Programming Interests

We own a controlling interest in Comcast-Spectacor, our group of businesses that perform live sporting events and own or manage facilities for sporting events, concerts and other special events. We also own other non-controlling interests in programming investments including iN DEMAND, TV One, Sports Channel New England, New England Cable News, Pittsburgh Cable News Channel and Music Choice.

LEGISLATION AND REGULATION

Our video and phone services are subject to numerous requirements, prohibitions and limitations imposed by various federal and state laws and regulations, local ordinances and our franchise agreements. Our high-speed Internet service, while not currently subject to significant regulation, may be subject to such regulation in the future. Our content businesses are generally not subject to direct governmental regulation. Laws and regulations affect the prices we can charge for some services, such as basic cable service and associated customer-premises equipment; the costs we incur (for example, for attaching our wires to poles owned by utility companies); the relationships we establish with our suppliers, subscribers and competitors; and many other aspects of our businesses.

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

We believe we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act, but we caution that the precise requirements of the law are not always clear. Moreover, many laws and regulations can be interpreted in after-the-fact enforcement proceedings or private-party litigation in a manner that is inconsistent with the judgments we have made. We also note that regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. Judicial decisions often alter the regulatory framework in ways that are inconsistent with regulator, business and investor expectations. In addition, our businesses can be significantly affected by the enactment of new legislation. Congress seriously considers the enactment of new legislative requirements potentially affecting our businesses virtually every year, and a significant initiative to update the Communications Act has begun this year. We always face the risk that Congress or a state will approve legislation significantly affecting our businesses. In particular, we could be materially disadvantaged if we are subject to new laws or regulations that do not equally affect our satellite, wireline and wireless competitors.

A major objective of Congress and the FCC has been to increase competition in all communications services, including those central to our business. For example, Congress has removed barriers to local telephone companies offering video services in their local service areas, and the FCC has taken additional steps that are encouraging local telephone companies to expand their investment in fiber-optic networks, which would make it easier for those companies to deliver video, high-speed Internet, and other services. The FCC has also assigned spectrum licenses for MVDDS, a new wireless service providing multichannel video programming. In addition, the FCC is continuing to adopt measures to increase the capacity for satellite-delivered services and is currently pursuing efforts intended to facilitate the use of utility power lines to provide video and high-speed Internet services. Our cable business could be affected by additional competitors that enter the video or high-speed Internet businesses as a result of these and similar efforts by Congress or the FCC. In particular, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to these new competitors, such as if local telephone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us.

There are potential risks associated with various potential new laws or regulations, or proceedings that are currently pending at the FCC, in the courts, and before state regulatory agencies and local franchise authorities. We believe few of these items have the potential to materially affect our ability to conduct our cable business.

The following paragraphs describe existing and potential future legal and regulatory requirements that are the most significant to our businesses today.

Broadband Acquisition

The FCC approved the Broadband acquisition in November 2002, subject to various conditions. The most significant were a requirement for the divestiture of our interest in TWC by May 2008, a requirement that the TWC interest be placed in trust pending divestiture, and safeguards that limit our involvement in the programming-related activities of TWC and the two partnerships held jointly by us and TWC pending divestiture. Complying with these conditions has limited and will continue to limit our flexibility as to the timing and nature of a sale or other disposition of the TWC interest and, in the interim, may constrain our business dealings with TWC. We have fully complied with these conditions and are committed to meeting our obligations under the FCC's order going forward.

Ownership Limits

The FCC is considering imposing "horizontal ownership limits" that would limit the percentage of multichannel video subscribers that any single cable provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. As we already serve approximately 29% of multichannel video subscribers, limits similar to those previously imposed would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate "vertical ownership limits" on the number of affiliated programming services a cable operator may carry on its cable systems (the previous limit of 40% of the first 75 channels was also invalidated by the federal appellate court). New vertical limits could affect our content-related business plans. In addition, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted for purposes of any vertical ownership limit. It is uncertain when the FCC will rule on these cable ownership issues. In addition, it is possible that the controversy relating to separate ownership rules for the broadcast industry could affect the cable ownership proceeding and the FCC's deliberations over cable ownership issues.

Pricing and Packaging

The Communications Act and the FCC's regulations and policies limit the prices that cable systems may charge for basic services and equipment. (These rules do not apply to cable systems that are determined by the FCC to be "subject to effective competition," but these determinations have thus far been made for only a small number of our cable systems.) Failure to comply with these rate rules could result in rate reductions and refunds for subscribers. From time to time, Congress considers imposing new pricing or packaging regulations on the cable industry, including proposals to require cable operators to offer programming services on an a la carte basis instead of or in addition to the current packaged offerings. We cannot now predict whether or when Congress or any regulatory agency may adopt any new constraints on the pricing or packaging of cable services. Also, various competitors are trying to persuade the FCC and the Justice Department to limit our ability to respond to increased competition through offers, promotions or other discounts that aim to retain existing subscribers or regain those we have lost. We believe our competitive pricing practices are lawful and pro-competitive. If we cannot make individualized offers to subscribers who would otherwise choose a different provider, our subscriber attrition may increase, or our overall prices may need to be reduced, or both.

High-Speed Internet Service

Ever since high-speed Internet service was introduced, some local governments and various competitors have sought to impose regulatory requirements on how we deal with third-party ISPs. Thus far, only a few local governments have imposed such requirements, and the courts have invalidated all of them. Likewise, the FCC has refused to treat our service as a common carrier "telecommunications service" but has instead classified it as an "interstate information service," which has historically meant that no regulations apply. However, the FCC's decision was vacated by a panel of a federal appellate court, which found that high-speed Internet service is, in part, a telecommunications service. That decision was stayed pending an appeal to the United States Supreme Court, which decided in December 2004 to hear the case. Thus, it is unclear how our high-speed Internet service will ultimately be classified for regulatory purposes, or whether we will be subject to requirements regarding our dealings with third-party ISPs. Any such requirements could adversely affect our results of operations. In addition, even if the FCC's decision is upheld, the FCC will then renew its assessment of whether to impose any regulatory requirements on high-speed Internet service and also whether local franchising authorities should be permitted to impose fees or other requirements, such as service quality or customer service standards. One local franchise authority has already imposed some of these requirements and made them a condition of our cable franchise agreement, and other local governments may follow suit. Also, a few franchising authorities have sued us seeking payment of franchise fees on high-speed Internet service revenues. Further, a number of software and content providers and electronic retailers have urged the FCC to adopt "nondiscrimination principles" that purport to be intended to allow Internet customers access to the Internet content of their choosing (something we already provide). We cannot now predict whether these or similar regulations will be adopted and, if so, what effects, if any, they would have on our business.

Internet Regulation

Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. Further, state and local governmental organizations have also adopted Internet-related regulations. These various governmental jurisdictions are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the adaptation of existing laws to the Internet could have a material adverse effect on our high-speed Internet service.

Must-Carry/Retransmission Consent

Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations ("must-carry"). Alternatively, local television stations may insist that a cable operator negotiate for "retransmission consent," which may enable popular stations to demand significant concessions (such as the carriage of and payment for other programming networks) as a condition of our ability to transmit the TV broadcast signals that cable subscribers expect to receive. As broadcasters transition from analog to digital transmission technologies, the FCC is considering whether to require cable companies to simultaneously carry both the analog and digital signals of each broadcaster. It is also considering whether to allow broadcasters to choose must-carry for either their analog or digital signals during this transition period. Additionally, it is considering whether, following the digital transition and the return of broadcaster analog spectrum to the government, a cable company may be required to carry multiple digital programming streams that each broadcaster may include within its digital transmission. If the FCC should adopt such must-carry requirements, we would have less freedom to allocate the usable spectrum of our cable plant to provide the services that we believe will be of greatest interest to our subscribers. This could diminish our ability to attract and retain subscribers. In addition, expanded must-carry requirements may similarly reduce the freedom of other cable operators to allocate use of their cable plant. This could adversely impact the ability of our cable networks to maintain or increase their carriage. Although the FCC has thus far ruled against expanded must-carry requirements, we cannot now predict whether such requirements may result from additional FCC proceedings, judicial proceedings or legislation.

Program Access

The Communications Act and the FCC's "program access" rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. The FCC has concluded that the program access rules generally do not apply to programming services, such as Comcast SportsNet (Philadelphia), that are delivered terrestrially. The FCC has also indicated that it may reconsider how it regulates cable operators with regional sports programming interests in its cable ownership rulemaking, and there has been some Congressional interest in extending the exclusivity prohibition to terrestrially-delivered programming. Any decision by the FCC or Congress to apply new regulations to cable operators like us who have regional sports programming interests could have an adverse impact on our cable and programming businesses.

Cable Equipment Issues

Current FCC rules bar cable operators from leasing to subscribers digital set-top boxes that integrate security and other operating functions, effective July 1, 2006. The FCC is conducting a rulemaking on the ban, and we have urged elimination of the ban on the grounds that it will limit consumer choice, increase the cost of set-top box equipment, and slow the deployment of digital cable services, but there is no assurance that the FCC will accept our position. In addition, the FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of

"plug-and-play" TV sets that can connect directly to the cable network and receive one-way, analog and digital cable services without the need for a set-top box. Among other things, the rules: direct cable operators to implement technical standards in their networks to support these digital television sets; require operators to provide a sufficient supply of conditional access devices to subscribers who want to receive encrypted programming services on their digital television sets; and require operators to support basic home recording rights and copy protection rules for digital programming content. We believe that we are substantially in compliance with these plug-and-play requirements. These rules are being challenged at the FCC and in the courts, and we cannot at this time predict the outcome of these challenges. In addition, the FCC has initiated a rulemaking that will consider additional plug-and-play regulations, including standards for approving new digital connectors and copy protection technologies that cable operators would have to support. It is uncertain when the FCC will complete this rulemaking and how it might affect cable operators. Also, the cable and consumer electronics industries are currently negotiating an agreement that would allow for the manufacture of two-way, interactive plug-and-play equipment. Once this agreement is finalized, it will likely be subject to a separate FCC rulemaking. It is unclear how this process will unfold and how it will ultimately affect our cable business and our efforts to sell cable services at retail outlets.

Phone Service

Our traditional circuit-switched phone service is subject to federal, state and local regulation. In general, the Communications Act imposes interconnection requirements and universal service contribution obligations on all telecommunications service providers, including those that provide traditional circuit-switched phone service over cable facilities, and more significant regulations on ILECs, such as Verizon and SBC. These traditional common-carrier rules, however, are being re-evaluated at the FCC and in Congress. For example, the FCC has initiated several rulemakings that, in the aggregate, could significantly change the rules that apply to telephone competition, including the relationship between wireless and wireline providers, long-distance and local providers, and incumbents and new entrants. It is unclear how those proceedings (and the litigation and implementation proceedings that are already under way as a product of one such rulemaking) will affect our phone service.

We are beginning to launch our Digital Voice service on a limited commercial basis. The FCC has initiated a rulemaking to consider whether and how to regulate IP phone and other IP-enabled services. Among other things, the FCC will determine whether and how certain types of common-carrier regulations should apply to IP phone, including intercarrier compensation, universal service, 911 emergency services, and disabilities access obligations. The FCC has also initiated a separate rulemaking to consider whether to impose Communications Assistance to Law Enforcement Act requirements on IP phone as well as broadband Internet access services. Several states have already attempted to impose traditional common-carrier regulation on IP phone services. However, the FCC adopted an order in November 2004 declaring that one particular IP phone service is not subject to traditional state public utility regulation. Further, the FCC indicated that other types of IP phone services, such as those offered by cable companies, would not be subject to traditional state public utility regulation if they: require a broadband connection from the user's location; require the use of IP-compatible customer premises equipment; and include a suite of integrated capabilities and features, able to be invoked sequentially or simultaneously, that allows customers to manage personal communications dynamically. It is unclear how this ruling and other IP phone-related proceedings at the federal and state levels, and the related judicial proceedings that will ensue, might affect our planned IP phone service.

Franchise Matters

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

Leased Access/PEG

The Communications Act permits franchising authorities to require cable operators to set aside the use of channels for public, educational and governmental access programming. The Communications Act also requires a cable system with 36 or more activated channels to make available a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date, we have generally not been required to devote significant channel capacity to leased access.

State and Local Taxes

Some states and localities are considering imposing new taxes, including sales taxes, on the services we offer. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

Other Regulatory Issues

There are a number of other regulatory matters under review by Congress, the FCC, and other federal agencies that could affect our cable business.

  •
  Tier Buy Through: The Communications Act generally requires cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC on this issue could affect our pricing and packaging of services.

  •
  Content Regulation: The Communications Act prohibits the transmission of obscene programming over cable systems. Additionally, some parties have proposed that new laws or rules regulating indecent and violent programming be imposed on cable operators. It is uncertain whether and when any such laws will be enacted or regulations will be adopted and, if enacted or adopted, what impact such laws or regulations would have on our businesses.

  •
  Broadcast Flag: The FCC has adopted rules that require cable operators to implement the "broadcast flag," a code that may be embedded in digital broadcast programming that directs digital TVs and other consumer electronics equipment to block the redistribution of such content over the Internet. It is unclear how these rules might affect the future design of cable-related equipment and home-networking technologies. Several petitions have been filed at the FCC requesting revisions to the broadcast flag rules. The rules are also subject to a challenge in federal court. We cannot now predict how or when the FCC will rule on these petitions or how the federal court will decide the case. The FCC has also initiated a rulemaking to consider, among other things, whether cable operators should be permitted to encrypt digital basic services. It is uncertain when this rulemaking will be completed and how it will affect cable operators.

  •
  MDU Access: The FCC has adopted rules intended to make it easier for multichannel video service providers to compete with established cable operators in serving multiple dwelling units ("MDU"s), such as apartment buildings and condominium complexes.

  •
  Pole Attachments: The Communications Act requires that utilities (other than those owned by municipalities or cooperatives) provide cable systems with nondiscriminatory access to any pole, or right-of-way, controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC or, alternatively, by states that certify to the FCC that they regulate such rates (several states in which we have cable systems have so certified). There is always the possibility that the FCC or a state could alter the pole attachment rate paid by cable operators, and such adverse decisions could potentially increase our pole attachment costs. Additionally, higher pole attachment rates will apply to pole attachments that are subject to the FCC's telecommunications services pole rates. The applicability of and method for calculating those rates for cable systems over which various phone services are transmitted remains unclear.

  •
  EAS and Closed Captioning: The FCC has initiated a rulemaking to consider changes to the Emergency Alert System ("EAS"). The proposed rules changes, if adopted, would impose additional requirements and costs on cable operators, including, among other things, installation of new EAS equipment in cable headends and delivery of EAS warnings via digital cable services. It is uncertain when and if the FCC will act on these proposals. The FCC has also invited comment on a petition for a rulemaking with respect to closed captioning requirements for cable operators, broadcasters, programmers, and others. Advocates for the hearing impaired have urged the FCC to toughen its rules on closed captioning compliance and enforcement. If adopted, such requirements would impose further regulatory burdens on cable operators. The FCC has not indicated whether it will proceed with the rulemaking.

  •
  Privacy Regulation: The Communications Act generally restricts the nonconsensual collection and disclosure of subscribers' personal information by cable operators. There are possible interpretations of the Communications Act that could severely limit the ability of service providers to collect and use personal information for commercial purposes. Further constraints could be imposed if and to the extent that state or local authorities establish their own privacy standards. In addition, the FCC, the Federal Trade Commission and many states have adopted rules that limit the telemarketing practices of cable operators and other commercial entities.

  •
  Copyright Regulation: In exchange for filing certain reports and contributing a percentage of their revenue to a U.S. federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The U.S. Copyright Office has recommended that Congress revise this compulsory licensing scheme, although Congress has thus far declined to do so. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. Further, the Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services. In addition, we pay standard industry licensing fees to use music in the programs we provide to cable subscribers, including local advertising, local origination programming and pay-per-view events. These licensing fees have been the source of litigation between the cable industry and music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

  •
  Other Areas: The FCC actively regulates other aspects of our cable business, including, among other things: (1) the mandatory blackout of syndicated, network and sports programming; (2) customer service standards; (3) advertising in children's programming; (4) political advertising; (5) origination cablecasting (i.e., programming locally originated by and under the control of the cable operator); (6) sponsorship identification; (7) equal employment opportunity; (8) lottery programming; (9) program carriage; (10) recordkeeping and public file access requirements; and (11) technical standards relating to operation of the cable network. We are not aware that the FCC is considering any significant revisions to these rules at this time, but we are unable to predict how these regulations might be changed in the future and how any such changes might affect our cable business.

In all these areas and a variety of others, we face the potential of increased regulation. Given the intensely competitive nature of every aspect of our business, we believe that increased regulation is not warranted. We cannot provide any assurance, however, that regulation of our businesses will not increase.

EMPLOYEES

As of December 31, 2004, we had approximately 74,000 employees. Of these employees, approximately 59,000 were associated with cable and approximately 15,000 were associated with our other divisions. Approximately 3,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe we have good relationships with our employees.

RISK FACTORS

All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations.

Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers. We compete directly with other program distributors, including satellite companies, telephone companies, companies that build competing cable systems in the same communities we serve, and companies that offer programming and other communications services to our subscribers and potential subscribers. Some local telephone companies provide, or have announced plans to provide, video services within and outside their telephone service areas. Additionally, we are subject to competition from telecommunications providers and ISPs in connection with offerings of new and advanced services, including telecommunications and Internet services. This competition may materially adversely affect our business and operations in the future.

Programming costs are increasing, which could adversely affect our future results of operations.

Programming costs are expected to continue to be our largest single expense item in the foreseeable future. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming. If we are unable to raise our subscribers' rates or offset such programming cost increases through the sale of additional services, this could have an adverse impact on our operating results. In addition, as we upgrade the channel capacity of our systems and add programming to our basic, expanded basic and digital programming services, we may face increased programming costs that, in conjunction with the additional pricing constraints, may reduce operating margins. However, we do expect additional volume discounts associated with our future growth in subscribers receiving such programming channels.

We also expect to be subject to increasing demands by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these demands or the effect on our business and operations should we fail to obtain the required consents.

We are subject to regulation by federal, state and local governments, which may impose costs and restrictions.

Federal, state and local governments extensively regulate the cable industry and the circuit-switched phone services industry and may begin regulating the Internet services industry. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable companies and other entities under the Communications Act and other laws, possibly in ways that we have not foreseen. The results of these legislative, judicial and administrative actions may materially affect our business operations. Local authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future.

We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations.

Numerous companies, including telephone companies, have introduced DSL technology, which provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. Other new technologies and services may develop and may compete with services that cable systems offer, including video services. The success of these ongoing and future developments could have an adverse effect on our business operations. Moreover, in recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems.

We face risks arising from the outcome of various litigation matters, including litigation associated with our acquisition of AT&T's Broadband operations.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption "Legal Proceedings" in Item 3 to this Annual Report. Among these matters is litigation associated with our acquisition of AT&T's Broadband operations and for which AT&T controls the defense of the litigation. While we do not believe that any of these litigation matters alone or in the aggregate, will have a material adverse effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Our Chairman and CEO has considerable influence over our operations.

Brian L. Roberts has significant control over our operations through his beneficial ownership of all of the outstanding shares of our Class B common stock, which have a nondilutable 33 1/3% of the combined voting power of our common stock and separate approval rights over certain material transactions involving us.

ITEM 2    PROPERTIES

Cable

A central receiving apparatus, distribution cables, servers, customer premises equipment, customer service call centers and local business offices are the principal physical assets of a cable system. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices.

Content

Television studios and business offices are the principal physical assets of our content operations. We own or lease the television studios and business offices of our content operations.

Other

Two large, multi-purpose arenas that we own are the principal physical assets of our other operations.

We believe that substantially all of our physical assets are in good operating condition.

ITEM 3    LEGAL PROCEEDINGS

At Home

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against us, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended ("the 1934 Act"), purported to have arisen in connection with certain transactions relating to At Home stock, effected pursuant to the March 2000 agreements; and (iv) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against us, AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged "preference" payments in excess of $89 million, allegedly made to the defendants prior to the At Home bankruptcy filing.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. Plaintiffs' motion for class certification is pending. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims. They may also recommence the breach of fiduciary duty claim depending on the outcome of the Santa Clara, California, state court action against AT&T (described in item (i) below). In the meantime, we have entered into an agreement with plaintiffs tolling the statute of limitations for the breach of fiduciary duty claim. In the action in the United States Bankruptcy Court for the Northern District of California (item (iv) above), the parties filed a stipulation in January 2004, staying the case (on account of other pending litigation relating to the At Home bankruptcy) until such time as either party elects to resume the case.

Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to certain At Home litigation. For litigation in which we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50%. In addition to the actions against AT&T described in items (i), (ii) and (iv) above, (in which we are also a defendant), such litigation matters may also include two additional actions brought by At Home's bondholders' liquidating trust against AT&T (and not naming us): (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California, state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. Discovery in the Santa Clara action is nearly complete and trial is scheduled for May 2005. The action in the District Court for the Northern District of California is in the discovery stage.

We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and are defending all of these claims vigorously. The final disposition of these claims and the final resolution of our share (if any) of the AT&T At Home potential liabilities are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

AT&T—Wireless and Common Stock Cases

Under the terms of the Broadband acquisition, we are potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, and Section 10(b) of the 1934 Act.

The first lawsuit, for which our portion of any loss is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering ("Wireless Case"). In March 2004, the plaintiffs, and AT&T and the other defendants, moved for summary judgment in the Wireless Case. The New Jersey District Court denied the motions and the Judicial Panel on Multidistrict Litigation remanded the cases for trial to the United States District Court for the Southern District of New York, where they had originally been brought. No trial date has been set. We and AT&T believe that AT&T has meritorious defenses in the Wireless Case, and it is being vigorously defended.

The second lawsuit, for which our portion of any loss is 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock ("Common Stock Case"). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million, which was preliminarily approved by the court. We expect final approval of the settlement by the court in the second quarter of 2005. We have agreed to pay $50 million of the settlement amount.

In November 2004, AT&T brought suit against the D&O insurers in Delaware Superior Court, seeking a declaration of coverage and damages in the At Home cases, the Wireless Case and the Common Stock Case. This litigation is in its very early stages.

AT&T—TCI

In June 1998, the first of a number of purported class action lawsuits was filed by then-shareholders of Tele-Communications, Inc. ("TCI") Series A TCI Group Common Stock ("Common A") against AT&T and the directors of TCI relating to the acquisition of TCI by AT&T. A consolidated amended complaint combining the various different actions was filed in February 1999 in the Delaware Court of Chancery. The consolidated amended complaint alleges that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received in connection with the transaction. The complaint further alleges that AT&T aided and abetted the TCI directors' breach of their fiduciary duties.

In connection with the TCI acquisition, which was completed in early 1999, AT&T agreed under certain circumstances to indemnify TCI's former directors for certain losses, expenses, claims or liabilities, potentially including those incurred in connection with this action. In connection with the Broadband acquisition, we agreed to indemnify AT&T for certain losses, expenses, claims or liabilities. Those losses and expenses potentially include those incurred by AT&T in connection with this action, both as a defendant and in connection with any obligation that AT&T may have to indemnify the former TCI directors for liabilities incurred as a result of the claims against them.

In July 2003, the Delaware Court of Chancery granted AT&T's motion to dismiss on the ground that the complaint failed to adequately plead AT&T's "knowing participation," as required to state a claim for aiding and abetting a breach of fiduciary duty. The other claims made in the complaint remain outstanding. Fact discovery in this matter is now closed. The former TCI director defendants anticipate filing a motion for summary judgment in February 2005. No trial date has been set.

The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acacia

In June 2004, Acacia Media Technologies Corporation ("Acacia") filed a lawsuit against us and others in the United States District Court for the Northern District of California. The complaint alleges infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously.

The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Liberty Digital

In January 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against us. The complaint alleged that we breached a 1997 Contribution Agreement with Liberty Digital and that we tortiously interfered with that agreement. The complaint alleged that this agreement obligated us to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. Liberty Digital sought, among other things, compensatory damages, specific performance of the agreement, a declaration that the agreement is valid and enforceable going forward, and an unspecified amount of exemplary damages from us based on the alleged intentional interference claim.

In July 2004, we entered into an exchange agreement with Liberty (the parent company of Liberty Digital). The transactions closed in July 2004 and resolved all claims in the litigation.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

ITEM 4    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

 Not applicable.

ITEM 4A EXECUTIVE OFFICERS OF THE REGISTRANT

 Except for our Chairman and CEO (who continues in these offices unless and until removed), the term of office of each of our officers continues until his or her successor is selected and qualified, or until his or her earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of December 31, 2004:

Name	Age	Officer Since	Position with Comcast

Brian L. Roberts	45	1986	Chairman and CEO; Director
Ralph J. Roberts	84	1969	Chairman of the Executive and Finance Committee of the Board of Directors; Director
John R. Alchin	56	1990	Executive Vice President; Co-Chief Financial Officer; Treasurer
Stephen B. Burke	46	1998	Executive Vice President; Chief Operating Officer; President, Comcast Cable
David L. Cohen	49	2002	Executive Vice President
Lawrence S. Smith	57	1988	Executive Vice President; Co-Chief Financial Officer
Arthur R. Block	49	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	48	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President and Chief Executive Officer since November 2002 and our Chairman of the Board since May 2004. Prior to November 2002, Mr. Roberts served as a director and President of Comcast Holdings Corporation (our immediate predecessor and now a subsidiary) for more than five years. As of December 31, 2004, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings and The Bank of New York Company, Inc.

Ralph J. Roberts has served as a director and as our Chairman of the Executive and Finance Committee of the Board of Directors since November 2002. Prior to November 2002, Mr. Roberts served as a director and Chairman of the Board of Directors of Comcast Holdings for more than five years. He is the father of Mr. Brian L. Roberts.

John R. Alchin has served as our Executive Vice President, Co-Chief Financial Officer and Treasurer since November 2002. Prior to November 2002, Mr. Alchin served as an Executive Vice President and Treasurer of Comcast Holdings since January 2000. Mr. Alchin is also a director of BNY Capital Markets, Inc.

Stephen B. Burke has served as our Chief Operating Officer since July 2004, and as our Executive Vice President and President of Comcast Cable and Comcast Cable Communications Holdings since November 2002. Prior to November 2002, Mr. Burke served as an Executive Vice President of Comcast Holdings and as President of Comcast Cable since January 2000. Mr. Burke is also a director of JPMorgan Chase & Company.

David L. Cohen has served as our Executive Vice President since November 2002. Mr. Cohen joined Comcast Holdings in July 2002 as an Executive Vice President. Prior to that time, he was partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is also a director of Comcast Holdings.

Lawrence S. Smith has served as our Executive Vice President and Co-Chief Financial Officer since November 2002. Prior to November 2002, Mr. Smith served as an Executive Vice President of Comcast Holdings for more than five years. Mr. Smith is also a director of Comcast Holdings and Air Products and Chemicals, Inc.

Arthur R. Block has served as our Senior Vice President, General Counsel and Secretary since November 2002. Prior to November 2002, Mr. Block served as General Counsel of Comcast Holdings since June 2000 and as Senior Vice President of Comcast Holdings since January 2000. Mr. Block is also a director of Comcast Holdings.

Lawrence J. Salva has served as our Senior Vice President and Controller since November 2002 and as Chief Accounting Officer since May 2004. Mr. Salva joined Comcast Holdings in January 2000 as Senior Vice President and Chief Accounting Officer.

PART II

ITEM 5    MARKET FOR THE REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is included on Nasdaq under the symbol CMCSA and our Class A Special common stock is included on Nasdaq under the symbol CMCSK. There is no established public trading market for our Class B common stock. Our Class B common stock can be converted, on a share for share basis, into Class A or Class A Special common stock. The following table sets forth, for the indicated periods, the closing price range of our Class A and Class A Special common stock, as furnished by Nasdaq.

	Class A		Class A Special

	High	Low	High	Low

2004
First Quarter	$36.13	$28.00	$35.10	$27.05
Second Quarter	30.66	27.63	29.70	26.67
Third Quarter	28.75	26.48	28.13	26.18
Fourth Quarter	33.28	27.84	32.84	27.50
2003
First Quarter	$30.80	$24.47	$29.33	$23.57
Second Quarter	34.54	28.65	32.60	27.50
Third Quarter	32.95	28.52	31.72	27.15
Fourth Quarter	33.87	30.76	32.49	29.47

We do not intend to pay dividends on our Class A, Class A Special or Class B common stock for the foreseeable future.

Holders of our Class A common stock in the aggregate hold 66 2/3% of the aggregate voting power of our capital stock. The number of votes that each share of our Class A common stock will have at any given time will depend on the number of shares of Class A common stock and Class B common stock then outstanding. Holders of shares of our Class A Special common stock cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, holders of our Class A Special common stock will have the same number of votes per share as each share of Class A common stock. Our Class B common stock has a 33 1/3% nondilutable voting interest and each share of Class B common stock has 15 votes per share. Mr. Brian L. Roberts beneficially owns all outstanding shares of our Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.

As of December 31, 2004, there were 1,095,080 record holders of our Class A common stock, 2,530 record holders of our Class A Special common stock and three record holders of our Class B common stock.

A summary of our repurchases, totalling approximately $1.3 billion, during 2004 under our Board-authorized $2 billion repurchase program is as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program

1Q04	845,212	$32.75	730,500	$24,081,628	$1,949,999,018
2Q04	18,548,102	$28.11	17,772,535	$499,411,832	$1,450,587,186
3Q04	19,802,075	$27.35	18,363,200	$501,514,629	$949,072,557
October 1-31, 2004	1,801,216	$28.73	1,800,000	$51,718,889	$897,353,668
November 1-30, 2004	2,872,071	$29.09	2,538,000	$73,813,980	$823,539,688
December 1-31, 2004	6,236,389	$30.93	5,730,000	$177,464,221	$646,075,467

Total 4Q04	10,909,676	$30.08	10,068,000	$302,997,090	$646,075,467

Total 2004	50,105,065	$28.32	46,934,235	$1,328,005,179	$646,075,467

The total number of shares purchased during 2004 includes 3,170,830 shares received in the administration of employee equity compensation plans.

ITEM 6    SELECTED FINANCIAL DATA

(Dollars in millions, except per share data) Year Ended December 31,	2004(1)	2003(1)	2002(1)	2001	2000

Statement of Operations Data:
Revenues	$20,307	$18,348	$8,102	$5,937	$4,836
Operating income (loss)	2,908	1,954	921	(1,325)	(654)
Income (loss) from continuing operations before cumulative effect of accounting change	970	(218)	(469)	4	1,873
Discontinued operations(2)	—	3,458	195	220	148
Cumulative effect of accounting change(3)	—	—	—	385	—
Net income (loss)	970	3,240	(274)	609	2,021
Basic earnings (loss) for common stockholders per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$0.43	$(0.10)	$(0.42)	$0.00	$2.08
Discontinued operations(2)	—	1.54	0.17	0.24	0.16
Cumulative effect of accounting change(3)	—	—	—	0.40	—

Net income (loss)	$0.43	$1.44	$(0.25)	$0.64	$2.24

Diluted earnings (loss) for common stockholders per common share
Income (loss) from continuing operations before cumulative effect of accounting change	$0.43	$(0.10)	$(0.42)	$0.00	$1.97
Discontinued operations(2)	—	1.54	0.17	0.23	0.16
Cumulative effect of accounting change(3)	—	—	—	0.40	—

Net income (loss)	$0.43	$1.44	$(0.25)	$0.63	$2.13

Balance Sheet Data (at year end):
Total assets	$104,694	$109,159	$113,128	$38,261	$35,874
Long-term debt	20,093	23,835	27,956	11,679	10,215
Stockholders' equity	41,422	41,662	38,329	14,473	14,086
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities from continuing operations	$5,930	$2,854	$2,421	$1,169	$907
Financing activities from continuing operations	(2,516)	(7,048)	(1,005)	1,651	$(171)
Investing activities from continuing operations	(4,512)	5,239	(1,125)	(3,150)	$(1,044)

(1)
Refer to Management's Discussion and Analysis of Financial Condition and Results of Operations in Item 7 of this Annual Report for a discussion of events that affect the comparability of the information reflected in this financial data.

(2)
In September 2003, we sold our interest in QVC to Liberty Media Corporation. QVC is presented as a discontinued operation for the years ended on and before December 31, 2003 (see Note 5 to our consolidated financial statements in Item 8 of this Annual Report).

(3)
In 2001, we recognized as income a cumulative effect of accounting change upon adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities."

ITEM 7    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content that is distributed over national cable television networks (our content segment). In 2004, we received over 95% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies. We have several competitors in each aspect of our businesses, including satellite providers, DSL providers, telephone companies and broadcast networks.

Highlights for the year 2004 include the following:

  •
  Revenue growth of 10.4% in our cable segment compared to the year 2003, driven by continued subscriber growth in our digital cable and high-speed Internet services and rate increases in our video services. Our subscriber growth is attributable to new and improved products and advanced services in our digital cable and high-speed Internet services. These include video on demand ("VOD" or "On Demand"), high-definition television ("HDTV") programming and digital video recorders ("DVR"s) in our video services and a fast and reliable network, enhanced Internet portal, video mail and additional content in our high-speed Internet services;

  •
  Operating income before depreciation and amortization growth of 17.6% in our cable segment compared to the year 2003, resulting from our revenue growth, efficiencies achieved and volume-related savings based on our size;

  •
  Substantial completion of our cable systems upgrade;

  •
  Investment in and long-term access to technology platforms and national fiber-optic networks that allow us to control the development, delivery and quality of our digital and advanced services for our video, high-speed Internet and phone services; and

  •
  Repurchases of approximately 46.9 million shares of our Class A Special common stock for aggregate consideration of $1.328 billion pursuant to our Board authorized repurchase program.

The following discussion provides the details of these highlights and insights into our consolidated financial statements, including business developments, critical accounting judgments and estimates used in preparing the financial statements, and discussions of our results of operations, liquidity and capital resources.

BUSINESS DEVELOPMENTS

We operate our businesses in an increasingly competitive, highly regulated and technologically complex environment. We are the largest video, broadband high-speed Internet and cable phone service provider in the United States. We have substantially completed the upgrade of our broadband communications networks, allowing us to provide customers with new and improved products and advanced services in our video, high-speed Internet and phone services. We also have expanded the ownership and management of our content businesses on national, regional and local levels.

Cable

On November 18, 2002, we completed the acquisition of AT&T Corp.'s broadband business, which we refer to as "Broadband" and "the Broadband acquisition." The Broadband acquisition substantially increased the size of our cable operations and caused significant changes in our capital structure, including a substantially higher amount of debt. As a result, direct comparisons of our results of operations for periods prior to November 18, 2002, to subsequent periods are not meaningful.

During 2004, we expanded our efforts to acquire and develop technology that will drive product differentiation and new applications and extend our nationwide fiber-optic network. We achieved these objectives in 2004 through strategic agreements signed with Gemstar-TV Guide and Microsoft, which enable us to control and develop the enhancement of the user interface and the functionality of our service offerings, such as our interactive programming guide and our VOD and DVR service. In addition, we and Gemstar formed an entity to develop and enhance interactive programming guides. In December 2004, we also announced a long-term agreement with Level 3 Communications that is part of the extension of our fiber-optic network. This national network, or "backbone," provides a technically-advanced, nationwide broadband network over which we can deliver new and enhanced services.

Content

On May 10, 2004, we completed the acquisition of TechTV Inc. ("TechTV") for approximately $300 million in cash. On May 28, 2004, G4 and TechTV began operating as one network that is available to approximately 47 million cable and satellite homes nationwide as of December 31, 2004, and provides video and computer game-related programming.

On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation ("Liberty") Series A common stock that we held with Liberty for cash of $547 million, an additional 10.4% interest in E! Entertainment Television ("E! Entertainment") and 100% of International Channel Networks, a cultural and heritage-related national cable network that is available to approximately 10 million cable homes nationwide as of December 31, 2004.

QVC

On September 17, 2003, we completed the sale to Liberty of our approximate 57% interest in QVC, Inc. for approximately $7.7 billion. We received from Liberty $4.0 billion of three-year senior unsecured floating rate notes, approximately 218 million shares of Liberty Series A common stock valued at $2.339 billion, and cash of $1.35 billion. QVC is presented as a discontinued operation in our consolidated financial statements.

Refer to General Developments of Our Business in Part I and Note 5 to our consolidated financial statements included in Item 8 for a discussion of our acquisitions and other significant events.

CRITICAL ACCOUNTING JUDGMENTS AND ESTIMATES

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes and legal contingencies are critical in the preparation of our financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them presented below.

Valuation and Impairment Testing of Cable Franchise Rights

Our cable systems are constructed and operated under non-exclusive franchises granted by state or local governmental authorities for varying lengths of time. As of December 31, 2004, we served approximately 4,500 franchise areas in the United States. We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors limiting the period over which these rights will contribute to our cash flows. Accordingly, our cable franchise rights are not subject to amortization but are assessed periodically for impairment in accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142").

We have acquired these cable franchise rights either directly from local franchise authorities or through many separate cable system acquisitions that include multiple franchise territories. Upon acquisition, we integrate the individual franchise territories into our national footprint, typically by incorporating the management of those territories into our existing geographic regions. We control the sourcing of content, pricing, marketing and branding, and capital deployment throughout the company as if our cable franchise rights were a single asset. Therefore, we have concluded that we operate our cable franchise rights as a single asset within our cable segment. From time to time, however, certain cable franchise rights may be separated and sold in units below the cable segment level. We have concluded that Emerging Issues Task Force 02-07, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets," supports the testing of our cable franchise rights for impairment at a level no higher than where the assets are both operated together and essentially inseparable. Upon the adoption of SFAS No. 142 in 2002, we tested our cable franchise rights for impairment at the cable segment level. Effective in the first quarter of 2004, we changed the unit of accounting used for testing impairment to geographic regions.

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

Income Taxes

Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, and tax planning opportunities available in the jurisdictions in which we operate. From time to time, we engage in transactions in which the tax consequences may be subject to some uncertainty. Examples of such transactions include business acquisitions and disposals, including like-kind exchanges, issues related to consideration paid or received in connection with acquisitions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We prepare and file tax returns based on our interpretation of tax laws and regulations and record estimates based on these judgments and interpretations.

In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and we record a liability when we believe that it is probable that we will be assessed. We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The financial statement effects of income tax uncertainties that arise in connection with business combinations and those associated with entities acquired in business combinations are discussed in Note 2 to our consolidated financial statements included in Item 8. The consolidated tax provision of any given year includes adjustments to prior year income tax provisions that are considered appropriate and any related estimated interest. We believe that adequate accruals have been made for income taxes. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

Legal Contingencies

We are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of our business and, in certain cases, those that we assume from an acquired entity in a business combination. We record an estimated liability for those proceedings and claims arising in the ordinary course of business based upon the probable and reasonably estimable criteria contained in SFAS No. 5, "Accounting for Contingencies." For those litigation contingencies assumed in a business combination subsequent to the adoption of SFAS No. 142, we record a liability based on estimated fair value when such fair value is determinable. We review outstanding claims with internal as well as external counsel to assess probability and estimates of loss. The risk of loss is reassessed as new information becomes available and liabilities are adjusted, as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded.

Significant and Subjective Estimates

The following discussion and analysis of our results of operations and financial condition is based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Refer to Note 2 to our consolidated financial statements included in Item 8 for a discussion of our accounting policies with respect to these and other items.

RESULTS OF CONTINUING OPERATIONS

Consolidated Operating Results

Revenues

Consolidated revenues for the years 2004 and 2003 increased $1.959 billion and $10.246 billion, respectively, from the previous year. Of these increases, $1.824 billion and $10.142 billion, respectively, relate to our cable segment and $159 million and $107 million, respectively, relate to our content segment, which are both discussed separately below. The remaining changes primarily relate to our other business activities, primarily Comcast-Spectacor.

Operating, selling, general and administrative expenses

Consolidated operating, selling, general and administrative expenses for the years 2004 and 2003 increased $820 million and $6.690 billion, respectively, from the previous year. Of these increases, $703 million and $6.590 billion, respectively, relate to our cable segment and $108 million and $63 million, respectively, relate to our content segment, both of which are discussed separately below. The remaining increases relate to our other business activities, primarily Comcast-Spectacor and corporate activities.

Depreciation

The changes in depreciation expense for the years 2004 and 2003 are primarily attributable to our cable segment. The increase in our cable segment for the year 2004 compared to the previous year is principally due to the higher level of depreciation associated with capital expenditures related to our cable systems upgrade. The increase in our cable segment for the year 2003 compared to the previous year is principally due to the effects of the Broadband acquisition, as well as our increased level of capital expenditures.

Amortization

The changes in amortization expense for the years 2004 and 2003 are primarily attributable to our cable segment. The decrease in our cable segment for the year 2004 compared to the previous year relates to decreases in the amortization of our franchise-related customer relationship intangible assets. As a result of the Broadband acquisition, we recorded approximately $3.4 billion of franchise-related customer relationship intangible assets, which we are amortizing over their average estimated useful life of approximately four years. In the fourth quarter of 2003, we reduced the value of these intangible assets because we obtained updated valuation reports, which resulted in lower amortization expense. This decrease was partially offset by amortization associated with intangibles acquired in the Gemstar transaction. This decrease was also offset by our content segment, principally associated with intangibles acquired in the TechTV and Liberty exchange transactions. (See Note 5 to our consolidated financial statements included in Item 8 for further discussion about these transactions). The increase in our cable segment for the year 2003 compared to the previous year relates principally to the effects of the Broadband acquisition.

2003 to 2002 Historical Comparisons

On November 18, 2002, we completed the acquisition of AT&T Corp.'s broadband business, which we refer to as "Broadband" and "the Broadband Acquisition." The Broadband acquisition substantially increased the size of our cable operations and caused significant changes in our capital structure, including a substantially higher amount of debt. As a result, direct comparisons of our consolidated results of operations for periods prior to November 18, 2002, to subsequent periods are not meaningful. Please refer to our 2003 to 2002 historical and pro forma cable segment discussion below.

Segment Operating Results

Operating income before depreciation and amortization is the primary basis we use to measure the operational strength and performance of our segments. Operating income before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets, and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and from intangible assets recognized in business combinations, and it is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles ("GAAP"), in the business segment footnote to our consolidated financial statements. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Cable Segment

The following table presents our cable segment operating results (dollars in millions):

2004 to 2003 Historical Comparisons

			Increase (Decrease)
	2004	2003	$	%

Video	$12,892	$12,096	$796	6.6%
High-speed Internet	3,124	2,255	869	38.5
Phone	701	801	(100)	(12.5)
Advertising sales	1,287	1,112	175	15.7
Other	666	620	46	7.4
Franchise fees	646	608	38	6.3

Revenues	19,316	17,492	1,824	10.4
Operating expenses	7,170	6,762	408	6.0
Selling, general and administrative expenses	4,675	4,380	295	6.7

Operating income before depreciation and amortization	$7,471	$6,350	$1,121	17.6%

The following tables present our subscriber and monthly average revenue statistics on both a historical and a pro forma basis. The pro forma adjustments reflect the addition of approximately 72,000 video subscribers acquired in various small acquisitions during the years presented as though the acquisitions occurred on January 1, 2003. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

	Historical December 31,		Pro forma December 31,
	2004	2003	2004	2003

Video subscribers	21,548	21,468	21,548	21,540
High-speed Internet subscribers	6,992	5,284	6,992	5,285
Phone subscribers	1,223	1,267	1,223	1,267

	Historical Years Ended December 31,		Pro forma Years Ended December 31,
	2004	2003	2004	2003

Monthly average video revenue per video subscriber	$49.87	$47.11	$49.89	$47.01
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$42.41	$42.08	$42.41	$42.20
Monthly average phone revenue per phone subscriber	$46.89	$49.33	$46.90	$49.33

 Revenues.    Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital cable services, as well as equipment rentals. The increase in video revenue from 2003 to 2004 is attributable to subscriber growth in our digital video service and rate increases. During 2004, we added approximately 990,000 digital subscribers. The growth in our digital cable subscribers was driven by an increase in consumer demand for new digital services and features, such as VOD, DVRs and HDTV programming, and enhancements in digital service packages. We expect continued growth in our video revenue.

The increase in high-speed Internet revenue from 2003 to 2004 is primarily due to the addition of approximately 1,708,000 high-speed Internet subscribers in 2004. The growth in high-speed Internet subscribers reflects increased consumer demand for the faster and more reliable Internet service provided over our cable networks. We expect continued growth in our high-speed Internet revenue.

The decrease in phone revenue from 2003 to 2004 is primarily a result of our focus on operating efficiencies to drive profitability in the phone business rather than focusing on subscriber growth. As a result, during 2004, our phone subscribers decreased by approximately 44,000 subscribers.

The increase in advertising sales revenue from 2003 to 2004 is primarily due to the effects of growth in regional/national advertising as a result of the continued success of our regional interconnects, a stronger local advertising market and an increase in political advertising. We expect continued growth in our advertising sales revenue.

Other revenue includes installation revenues, revenue from our regional sports and news networks, guide revenues, commissions from electronic retailing, revenue from commercial data services and revenue from other service offerings.

The increase in franchise fees collected from our cable subscribers from 2003 to 2004 is primarily attributable to the increase in our revenues upon which the fees apply.

 Operating Expenses.    Programming expenses represent our single largest operating expense and are fees paid to license programming from cable networks that we distribute, package and sell to our video subscribers. Programming expenses are impacted by changes in programming rates, the number of subscribers and the programming packages offered to subscribers. In 2004, programming costs increased $240 million to $4.149 billion, or 6.1%, from 2003. We anticipate our programming expenses will increase in the future primarily as a result of increased costs to purchase programming and as additional programming is provided to our subscribers. We anticipate that these increases will be mitigated, to some extent, by additional volume discounts.

Other operating expenses increased $168 million, or 5.9%, from 2003, primarily driven by increases in personnel associated with the growth in our high-speed Internet and digital cable services.

 Selling, General and Administrative Expenses.    Selling, general and administrative expenses increased $295 million from 2003, primarily driven by increases in marketing costs and the administrative costs associated with growth in our business.

2003 to 2002 Historical Comparisons

The following discussion of our cable segment operating results first presents a comparison of the 2003 and 2002 periods on a historical basis, which only includes the Broadband results subsequent to November 18, 2002. In order to provide additional information relating to our cable segment operating results, we also present a comparison of 2003 actual results to 2002 results on a pro forma basis.

			Increase
(Dollars in millions)	2003	2002	$	%

Video	$12,096	$5,516	$6,580	119.3%
High-speed Internet	2,255	715	1,540	215.4
Phone	801	127	674	530.7
Advertising sales	1,112	474	638	134.6
Other	620	275	345	125.5
Franchise fees	608	243	365	150.2

Revenues	17,492	7,350	10,142	138.0
Operating expenses	6,762	2,685	4,077	151.8
Selling, general and administrative expenses	4,380	1,867	2,513	134.6

Operating income before depreciation and amortization	$6,350	$2,798	$3,552	126.9%

 Revenues.    Video revenues increased $6.580 billion from 2002 to 2003, of which $6.286 billion is attributable to the effects of the Broadband acquisition and $294 million relates to changes in rates and subscriber growth in our historical operations, driven principally by growth in digital subscribers. During 2003, we added approximately 1,033,000 digital subscribers.

The increase in high-speed Internet revenue from 2002 to 2003 is primarily due to the effects of the Broadband acquisition and growth in high-speed Internet subscribers. During 2003, we added approximately 1,692,000 high-speed Internet subscribers.

The increases in phone, advertising sales and other revenue from 2002 to 2003 are primarily attributable to the effects of the Broadband acquisition. Our historical operations prior to the Broadband acquisition did not contain significant phone revenue.

The increase in franchise fees collected from our cable subscribers from 2002 to 2003 is primarily attributable to the increase in our revenues upon which the fees apply.

 Operating Expenses.    Programming expenses increased $2.271 billion to $3.909 billion from 2002 to 2003, primarily due to the effects of the Broadband acquisition. The increase in other operating expenses from 2002 to 2003 is primarily attributable to the effects of the Broadband acquisition, the effects of an increase in labor costs and other volume-related expenses, and, to a lesser extent, the effects of high-speed Internet subscriber growth.

 Selling, General and Administrative Expenses.    The increase in selling, general and administrative expenses from 2002 to 2003 is primarily attributable to the effects of the Broadband acquisition.

2003 to 2002 Pro Forma Comparisons

Management uses pro forma data to evaluate performance when significant acquisitions or dispositions occur. Historical data reflects results of acquired businesses only after the acquisition dates, while pro forma data enhances comparability of financial information between periods by adjusting the data as if the acquisitions (or dispositions) occurred at the beginning of the prior year. Our pro forma data is only adjusted for the timing of acquisitions and does not include adjustments for costs related to integration activities, cost savings or synergies that have or may be achieved by the combined businesses. In the opinion of management, this information is not indicative of what our results would have been had we operated Broadband since January 1, 2002, nor is it indicative of our future results. The following table presents our cable segment operating results for 2002 on a pro forma basis and a reconciliation to historical and pro forma data (dollars in millions):

					2003 to 2002 Increase/(Decrease)
		Pro Forma 2002	Preacquisition Broadband
	2003			As reported	$	%

Video	$12,096	$11,460	$5,944	$5,516	$636	5.5%
High-speed Internet	2,255	1,486	771	715	769	51.7
Phone	801	818	691	127	(17)	(2.2)
Advertising sales	1,112	1,036	562	474	76	7.4
Other	620	667	392	275	(47)	(7.2)
Franchise fees	608	570	327	243	38	6.8

Revenues	17,492	16,037	8,687	7,350	1,455	9.1
Operating expenses	6,762	6,756	4,071	2,685	6	(0.0)
Selling, general and administrative expenses	4,380	4,812	2,945	1,867	(432)	(9.0)

Operating income before depreciation and amortization	$6,350	$4,469	$1,671	$2,798	$1,881	42.1%

The following tables present our subscriber and monthly average revenue statistics on a pro forma basis as though acquisitions during these years occurred on January 1, 2002 (subscribers in thousands).

	December 31,
	2003	2002	Increase/(Decrease)

Video subscribers	21,468	21,327	141	0.7%
High-speed Internet subscribers	5,284	3,620	1,664	45.9%
Phone subscribers	1,267	1,438	(171)	(11.9%)

	Years Ended December 31,
	2003	2002	Increase/(Decrease)

Monthly average video revenue per video subscriber	$47.15	$44.54	$2.61	5.9%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$42.44	$41.81	$0.63	1.5%
Monthly average phone revenue per phone subscriber	$48.90	$54.35	$(5.45)	(10.0%)

 Revenues.    The increase in video revenue from 2002 to 2003 is primarily due to increases in monthly average revenue per video subscriber as a result of rate increases in our traditional video service, growth in digital subscribers, and repricing and repackaging of the digital and premium channel services in the Broadband systems. During 2003, we added approximately 1,033,000 digital subscribers.

The increase in high-speed Internet revenue from 2002 to 2003 is primarily due to the addition in 2003 of approximately 1,692,000 high-speed Internet subscribers and is also due to the effects of an increase in monthly average revenue per subscriber.

The decrease in phone revenue from 2002 to 2003 is primarily a result of our focusing on operating efficiencies to drive profitability in the phone business, rather than focusing on subscriber growth. As a result, during 2003, our phone subscribers decreased by approximately 171,000 subscribers.

The increase in advertising sales revenue from 2002 to 2003 is primarily due to the effects of growth in regional/national advertising as a result of the continued success of our regional interconnects, offset by reduced growth in a soft local advertising market.

Other revenue includes revenue from our regional sports programming networks, installation revenues, guide revenues, commissions from electronic retailing and reduced revenue from other service offerings.

The increase in franchise fees collected from our cable subscribers from 2002 to 2003 is primarily attributable to the increase in our revenues upon which the fees apply.

 Operating Expenses.    Programming expenses increased $87 million to $3.909 billion, or 2.3%, in 2003 compared to 2002, primarily because we were able to negotiate reductions in programming rates, principally in premium channels, during 2003.

Other operating expenses decreased $81 million in 2003 from 2002, primarily due to the effects of cost reductions in the integration of the Broadband systems.

 Selling, General and Administrative Expenses.    Selling, general and administrative expenses decreased $432 million in 2003 from 2002, primarily driven by reductions in headcount and elimination of redundancies in 2003. In addition, the 2002 amounts include $425 million of acquisition and employee termination related costs recorded by Broadband.

Content Segment

2004, 2003 and 2002 Historical Comparisons

The following table presents our content segment operating results (dollars in millions):

	2004	2003	2002

Revenues	$787	$628	$521
Operating, selling, general and administrative expenses	522	414	351

Operating income before depreciation and amortization	$265	$214	$170

Our content segment consists of the national networks E! Entertainment and Style Network (E! Networks), The Golf Channel, Outdoor Life Network, G4 and International Channel Networks.

 Revenues.    Our content segment revenue increased $159 million and $107 million, or 25.3% and 20.5%, for the years 2004 and 2003, respectively, compared to the previous year. The increases in 2004 and 2003 revenue reflect increases in distribution and advertising revenue for all of the networks and the 2004 acquisitions of TechTV and International Channel Networks.

 Operating, Selling, General and Administrative Expenses.    Operating, selling, general and administrative expenses increased $108 million and $63 million, or 26.1% and 17.9%, for the years 2004 and 2003, respectively, compared to the previous year. Expenses increased in 2004 and 2003 as a result of higher development and marketing expenses for signature events and other original programming in all of our networks, as well as to the effects of our acquisitions of TechTV and International Channel Networks during 2004.

Consolidated Other Income (Expense) Items

2004, 2003 and 2002 Historical Comparisions

 Interest Expense.    The decrease in interest expense for the year 2004 from 2003 is a result of our debt reduction during 2003 and 2004 and due to the effects of our interest rate risk management program. This decrease was offset somewhat by the effects of the write-off of unamortized debt issue costs to interest expense in connection with the refinancing of our previously existing revolving credit facilities and by the early redemption of a portion of the Comcast exchangeable notes. The costs during 2004 associated with the refinancing and the redemption totaled $38 million and $31 million, respectively. The decrease for 2004 from 2003 was also offset by the effects of our adoption of SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" ("SFAS No. 150"), on July 1, 2003. As a result of the adoption of SFAS No. 150, interest expense for 2004 and 2003 includes $100 million and $53 million, respectively, of dividends on a subsidiary's preferred stock, which were classified as minority interest prior to the adoption of SFAS No. 150.

The increase in interest expense for 2003 from 2002 is due to our increased amount of debt outstanding in 2003 as a result of the Broadband acquisition.

 Investment Income (Loss), Net.    Investment income (loss), net for the years ended December, 31, 2004, 2003 and 2002 is comprised of the following (dollars in millions):

	2004	2003	2002

Interest and dividend income	$160	$166	$53
Gains (losses) on sales and exchanges of investments, net	45	28	(48)
Investment impairment charges	(16)	(72)	(247)
Unrealized gains (losses) on trading securities	378	965	(1,569)
Mark to market adjustments on derivatives related to trading securities	(120)	(818)	1,284
Mark to market adjustments on derivatives and hedged items	25	(353)	(16)

Investment income (loss), net	$472	$(84)	$(543)

The investment impairment charges for 2003 and 2002 relate principally to other than temporary declines in our investment in AT&T.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of most (as of December 31, 2004) of our investments accounted for as trading securities. The differences between the unrealized gains (losses) on trading securities and the mark-to-market adjustments on derivatives related to trading securities, as presented in the table above, result from one or more of the following:

  •
  we did not maintain an economic hedge for our entire investment in the security during some portion or for all of the period,

  •
  the security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate,

  •
  the issuing company paid a new or an increased dividend to the shareholders of the security, or

  •
  the change in the time value component of the derivative value during the period.

The mark-to-market adjustments on derivatives and hedged items consist principally of the fair value adjustments related to the derivative component of the notes exchangeable into Comcast stock. We are exposed to changes in the fair value of this derivative since the underlying shares of Comcast Class A Special common stock that we hold in treasury are carried at our historical cost and not adjusted for changes in fair value. As of December 31, 2004, approximately 8.4 million shares of Comcast Class A Special common stock collateralize the outstanding Comcast exchangeable notes.

 Equity in Net Losses of Affiliates.    The increase in equity in net losses of affiliates from 2003 to 2004 results principally from the effects of our additional investments and changes in the net income or loss of our equity method investees.

 Other Income.    The increase in other income from 2003 to 2004 is primarily attributable to the $250 million reduction in the estimated fair value liability associated with the AT&T securities litigation recorded as part of the Broadband acquisition and the $94 million gain recognized on the sale of our 20% interest in DHC Ventures, LLC (Discovery Health Channel). Refer to Notes 6

and 13 to our consolidated financial statements included in Item 8 for a discussion of this settlement and this sale. The increase in other income from 2002 to 2003 is primarily attributable to lease rental income related to certain assets acquired in the Broadband acquisition.

 Income Tax (Expense) Benefit.    The changes in income tax (expense) benefit are primarily the result of the effects of changes in our income (loss) from continuing operations before taxes and minority interest.

 Minority Interest.    The decrease in minority interest from 2003 to 2004 is attributable to the effects of our adoption of SFAS No. 150 on July 1, 2003, upon which we now record our subsidiary preferred dividends, previously included within minority interest, to interest expense and, to a lesser extent, to increases in the net losses of some of our less than wholly owned consolidated subsidiaries. The increase in minority interest from 2002 to 2003 is attributable to increases in the net income of our less than wholly-owned consolidated subsidiaries and to dividends recorded to minority interest related to certain subsidiaries acquired in the Broadband acquisition prior to the adoption of SFAS No. 150 on July 1, 2003.

 Discontinued operations.    Income from discontinued operations decreased from 2002 to 2003 primarily as a result of the 2003 period's including the results of QVC through August 31, while the 2002 period includes QVC's results for the full year. As a result of the sale of QVC, we recognized a $3.290 billion gain, net of approximately $2.865 billion of related income taxes.

STOCK OPTION ACCOUNTING

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

LIQUIDITY AND CAPITAL RESOURCES

During 2004, we continued to strengthen our balance sheet through the repayment and refinancing of debt, and improved our liquidity through the sales or exchanges of our investments, which are more fully described below. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.

Operating Activities

Net cash provided by operating activities from continuing operations amounted to $5.930 billion for the year ended December 31, 2004, due principally to our operating income before depreciation and amortization, the effects of interest and income tax payments, proceeds from sales or exchanges of trading securities, and changes in operating assets and liabilities.

During 2004, we made cash payments for interest totaling $1.898 billion. We anticipate that, for the foreseeable future, our cash paid for interest will decline modestly as average debt balances decline but will remain significant. During 2004, we made cash payments for income taxes totaling $205 million, primarily as a result of state income taxes associated with our net income. Offsetting the cash payments were federal income tax refunds received during 2004 of approximately $591 million. We anticipate that our income tax payments will increase as our income increases and certain tax audits are settled.

Also contributing to the increase in our cash flow from operating activities was $680 million of proceeds received on the sale or exchange of our trading securities, including $547 million received in connection with the Liberty exchange transaction in July 2004 and $128 million received in connection with our sale of 3 million shares of Liberty International common stock in December 2004. Although the presentation of these proceeds within cash provided by operating activities is in accordance with generally accepted accounting principles, these amounts are not indicative of our recurring operations, but result from sales of investments.

During 2004, the net change in our operating assets and liabilities was $331 million. The changes in operating assets and liabilities are primarily a result of $515 million in cash payments for liabilities recorded associated with the Broadband acquisition.

Financing Activities

Net cash used in financing activities from continuing operations was $2.516 billion for the year ended December 31, 2004, and consists principally of our net repayments of debt of $1.293 billion and repurchases of common stock of $1.324 billion. During the year ended December 31, 2004, our debt repayments and borrowings consisted of the following:

Repayments

  •
  $867 million under senior and medium-term notes,

  •
  $700 million under revolving credit facilities,

  •
  $609 million of Comcast exchangeable debt and

  •
  $147 million under capital leases and other debt instruments.

Borrowings

  •
  $700 million under revolving credit facilities,

  •
  $320 million, net under our commercial paper program and

  •
  $10 million under other debt instruments.

We have made, and may, from time to time in the future, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

 Commercial Paper Program.    In June 2004, we entered into a commercial paper program to provide a lower-cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. As of December 31, 2004, amounts outstanding under the program totaled $320 million with a weighted average interest rate of 2.68%.

 Available Borrowings Under Credit Facilities.    We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. In January 2004, we refinanced three of our existing revolving credit facilities with a new $4.5 billion, five-year revolving bank credit facility due January 2009. The interest rate for borrowings under this revolver is LIBOR plus 0.625% based on our current credit ratings. We have four lines of credit aggregating $4.872 billion and, as of December 31, 2004, amounts available under our lines of credit totaled $4.062 billion.

 The Cross-Guarantee Structure.    We and a number of our wholly-owned subsidiaries that hold substantially all of our cable assets have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money, including amounts outstanding under the $4.5 billion bank credit facility. As of December 31, 2004, $20.223 billion of our debt was included in the cross-guarantee structure.

Comcast Holdings Corporation, our immediate predecessor and now a subsidiary, is not a guarantor and none of its debt is guaranteed under the cross-guarantee structure. As of December 31, 2004, $950 million of our debt was outstanding at Comcast Holdings.

 Debt Covenants.    We and our cable subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreement governing our bank credit facilities. We and the guarantors are in compliance with the covenants and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business or raise additional capital. The two financial covenants in our bank credit facility are tested on an ongoing basis and measure our leverage and interest coverage. We have significant headroom under these financial covenants. Future compliance with these financial covenants is not dependent on further debt reduction or on improved operating results.

 Exchangeable Notes.    We have outstanding notes exchangeable into the common stock of Cablevision Class A common stock, Microsoft common stock, Vodafone ADRs and Comcast Class A Special common stock (together, the "Exchangeable Notes"). At maturity the Exchangeable Notes are mandatorily redeemable at our option into (i) a number of shares of common stock or ADRs equal to the underlying shares multiplied by an exchange ratio (as defined), or (ii) its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. The Exchangeable Notes are collateralized by our investments in Cablevision, Microsoft and Vodafone, respectively. The Comcast exchangeable notes are collateralized by our Class A Special common stock held in treasury. We have settled and intend in the future to settle all of the Comcast exchangeable notes using cash.

During 2004 and 2003, we settled an aggregate of $847 million face amount and $638 million face amount, respectively, of our obligations relating to our notes exchangeable into Comcast stock by delivering cash to the counterparty upon maturity of the instruments, and the equity collar agreements related to the underlying shares expired or were settled. During 2004 and 2003, we settled $2.359 billion face amount and $1.213 billion face amount, respectively, of our obligations relating to our Exchangeable Notes by delivering the underlying shares of common stock to the counterparty upon maturity of the investments.

As of December 31, 2004, our debt includes an aggregate of $1.699 billion of Exchangeable Notes, including $1.645 billion within current portion of long-term debt. As of December 31, 2004, the securities we hold collateralizing the Exchangeable Notes were sufficient to substantially satisfy the debt obligations associated with the outstanding Exchangeable Notes.

 Stock Repurchases.    During 2004, under our Board-authorized, $2 billion share repurchase program, we repurchased 46.9 million shares of our Class A Special common stock for $1.328 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

Refer to Notes 8 and 10 to our consolidated financial statements included in Item 8 for a discussion of our financing activities.

Investing Activities

Net cash used in investing activities from continuing operations was $4.512 billion for the year ended December 31, 2004, and consists primarily of capital expenditures of $3.660 billion, additions to intangible and other noncurrent assets of $628 million and the acquisition of TechTV for approximately $300 million.

 Capital Expenditures.    Our most significant recurring investing activity has been and is expected to continue to be capital expenditures. The following table illustrates the capital expenditures we incurred in our cable segment during 2004 and expect to incur in 2005 (dollars in millions):

	2004	2005

Deployment of cable modems, digital converters, and new service offerings	$2,106	$2,300
Upgrading of cable systems	902	200
Recurring capital projects	614	500

Total cable segment capital expenditures	$3,622	$3,000

The amount of our capital expenditures for 2005 and for subsequent years will depend on numerous factors, some of which are beyond our control, including competition, changes in technology and the timing and rate of deployment of new services.

 Additions to Intangibles.    Additions to intangibles during 2004 primarily relate to our investment in a $250 million long-term strategic license agreement with Gemstar, multiple dwelling unit contracts of approximately $133 million and other licenses and software intangibles of approximately $168 million.

 Investments.    Proceeds from sales, settlements and restructurings of investments totaled $228 million during 2004, related to the sales of our non-strategic investments, including our 20% interest in DHC Ventures, LLC (Discovery Health Channel) for approximately $149 million. We consider investments that we determine to be non-strategic, highly-valued, or both to be a source of liquidity. We consider our investment in $1.5 billion in Time Warner common-equivalent preferred stock to be an anticipated source of liquidity.

We do not have any significant contractual funding commitments with respect to any of our investments.

Refer to Notes 6 and 7 to our consolidated financial statements included in Item 8 for a discussion of our investments and our intangible assets, respectively.

OFF-BALANCE SHEET ARRANGEMENTS

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

CONTRACTUAL OBLIGATIONS

Our unconditional contractual obligations as of December 31, 2004, which consist primarily of our debt obligations, and the effect such obligations are expected to have on our liquidity and cash flow in future periods, are summarized in the following table (dollars in millions):

		Payments Due by Period
Contractual Obligations	Total	Year 1	Years 2 – 3	Years 4 – 5	More than 5 years

Debt obligations, excluding Exchangeable Notes(1)	$21,820	$1,835	$2,390	$2,844	$14,751
Exchangeable Notes	1,699	1,645	54	—	—
Capital lease obligations	73	19	38	9	7
Operating lease obligations	987	190	295	203	299
Purchase obligations(2)	7,214	2,222	1,774	1,159	2,059
Other long-term liabilities reflected on the balance sheet:
Acquisition related obligations(3)	509	294	172	32	11
Other long-term obligations(4)	3,693	238	312	140	3,003

Total	$35,995	$6,443	$5,035	$4,387	$20,130

Refer to Note 8 to our consolidated financial statements included in Item 8 for a discussion of our long-term debt. Refer to Note 13 to our consolidated financial statements for a discussion of our operating lease and purchase obligations. Refer to Note 5 to our consolidated financial statements for a discussion of our acquisition-related obligations.

(1)
Excludes interest payments.

(2)
Purchase obligations consist of agreements to purchase goods and services that are enforceable and legally binding on us and that specify all significant terms, including fixed or minimum quantities to be purchased, price provisions and timing of the transaction. Our purchase obligations include payments under the employment agreements that we, through Comcast Spectacor, have with both players and coaches of our professional sports teams that are guaranteed regardless of employee injury or termination. Some of these agreements may be covered by disability insurance if certain conditions are met. Also included are payments under license agreements that our programming networks have entered into for programs and sporting events that will be available for telecast subsequent to December 31, 2004. Also included are the minimum guaranteed payments under programming contracts that our cable segment enters into for the purchase of programming from cable network providers. We have also included commitments to purchase cable related equipment. We did not include contracts with immaterial future commitments.

(3)
Acquisition-related obligations consist primarily of costs related to terminating employees, costs relating to exiting contractual obligations, and other assumed contractual obligations of the acquired entity.

(4)
Other long-term obligations consist principally of our prepaid forward transactions on equity securities we hold, subsidiary preferred shares, deferred compensation obligations, pension, post-retirement and post-employment benefit obligations, and program rights payable under license agreements.

Affiliation Agreements

Our content subsidiaries enter into multi-year affiliation agreements with various cable and satellite television system operators for carriage of their respective programming. In connection with these affiliation agreements, we, at times, have paid a fee to the cable or satellite television operator for the initial or renewal agreement based upon the number of subscribers. During 2005, we expect to incur fees of approximately $25 million related to these affiliation agreements, excluding amounts applicable to our cable systems.

INTEREST RATE RISK MANAGEMENT

We are exposed to the market risk of adverse changes in interest rates. In order to manage the cost and volatility relating to our interest cost of our outstanding debt, we maintain a mix of fixed and variable rate debt and enter into various interest rate risk management derivative transactions pursuant to our policies.

We monitor our interest rate risk exposures using techniques including market value and sensitivity analyses. We do not hold or issue any derivative financial instruments for speculative purposes and are not a party to leveraged instruments.

We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

These derivative financial instruments, which can include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. During 2004, we decreased our interest expense by approximately $66 million through this program. Our derivative financial instruments did not have a significant effect on interest expense for the years ended December 31, 2003 and 2002. However, interest rate risk management instruments may have a significant effect on our interest expense in the future.

The table set forth below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2004 (dollars in millions):

	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value at 12/31/04

Debt
Fixed Rate	$2,547	$1,690	$725	$1,486	$1,015	$14,756	$22,219	$25,086
Average Interest Rate	7.4%	7.4%	8.2%	7.2%	7.3%	7.8%	7.7%
Variable Rate	$952	$7	$61	$10	$343	—	$1,373	$1,373
Average Interest Rate	3.8%	3.9%	4.5%	4.5%	5.0%	—	4.2%
Interest Rate Instruments
Variable to Fixed Swaps (notional amounts)	$488	—	—	—	—	—	$488	$8
Average Pay Rate	7.6%	—	—	—	—	—	7.6%
Average Receive Rate	3.5%	—	—	—	—	—	3.5%
Fixed to Variable Swaps (notional amounts)	—	$400	—	$600	$750	$2,150	$3,900	$9
Average Pay Rate	—	6.7%	—	7.0%	6.8%	5.6%	6.1%
Average Receive Rate	—	6.4%	—	6.2%	6.9%	6.0%	6.3%

The notional amounts of interest rate instruments, as presented in the table above, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds necessary to settle the outstanding contracts. We estimate interest rates on variable debt using the average implied forward London Interbank Offered Rate ("LIBOR") rates for the year of maturity based on the yield curve in effect at December 31, 2004, plus the borrowing margin in effect for each credit facility at December 31, 2004. We estimate the floating rates on our swaps using the average implied forward LIBOR rates for the year of maturity based on the yield curve in effect at December 31, 2004.

Excluding the effects of interest rate risk management instruments, 5.8% of our total debt as of December 31, 2004, was at variable rates, compared to 8.2% at December 31, 2003.

As a matter of practice, we typically do not structure our financial contracts to include credit ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment-grade credit ratings. As of December 31, 2004, the estimated fair value of the proceeds to be received related to those swaps was immaterial. The amount due or to be received upon termination, if any, would be based upon the fair value of those outstanding contracts at that time.

EQUITY PRICE RISK MANAGEMENT

We are exposed to the market risk of changes in the equity prices of some of our investments accounted for as trading securities. We enter into various derivative transactions pursuant to our policies to manage the volatility relating to these exposures.

We monitor our equity price risk exposures to ensure that the instruments are matched with the underlying assets or liabilities, reduce our risks relating to equity prices, and through market value and sensitivity analyses, maintain a high correlation to the risk inherent in the hedged item.

We use the following derivative financial instruments, which we account for at fair value, to limit our exposure to and benefits from price fluctuations in the common stock of some of our investments accounted for as trading securities:

  •
  Cashless collar agreements ("equity collars");

  •
  Prepaid forward sales agreements ("prepaid forward sales");

  •
  Indexed debt instruments ("exchangeable notes").

Except as described in Results of Continuing Operations—Investment Income (Loss), Net on page 27, the changes in the fair value of our investments accounted for as trading securities were substantially offset by the changes in the fair values of the equity collars and the derivative components of the exchangeable notes and the prepaid forward sales.

Refer to Note 2 to our consolidated financial statements included in Item 8 for a discussion of our accounting policies with respect to derivative financial instruments and to Notes 6 and 8 to our consolidated financial statements included in Item 8 for discussions of our derivative financial instruments.

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)

The components of accumulated other comprehensive income (loss) primarily are unrealized losses on our rate locks, offset by unrealized gains and losses on available for sale securities. Changes to these components account for the change in accumulated other comprehensive income (loss) from December 31, 2003, to December 31, 2004. Refer to Notes 6 and 8 to our consolidated financial statements included in Item 8 for more information about these components of accumulated other comprehensive income (loss).

We believe that our operations are not materially affected by inflation.

ITEM 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Refer to Interest Rate Risk Management on page 31 and Equity Price Risk Management on page 32 for a discussion of this item.

ITEM 8    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF MANAGEMENT

Management's Report on Financial Statements

Our management is responsible for the preparation, integrity and fair presentation of information in our consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this report have been prepared in accordance with accounting principles generally accepted in the United States of America. Our management believes the consolidated financial statements and other financial information included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows as of and for the periods presented in this report. The consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

Our internal control over financial reporting includes those policies and procedures that:

  •
  pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets;

  •
  provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States of America, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors; and

  •
  provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2004. Our management's assessment of the effectiveness of our internal control over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report which is included herein.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the "auditors") to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of internal and external audits. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Annual Report on Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheet of Comcast Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2004. We also have audited management's assessment, included under the caption Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on these financial statements, an opinion on management's assessment, and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, management's assessment that the Company maintained effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 21, 2005

Consolidated Balance Sheet

(Amounts in millions, except share data) December 31,	2004	2003

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$452	$1,550
Investments	1,555	2,493
Accounts receivable, less allowance for doubtful accounts of $132 and $146	959	907
Other current assets	569	453

Total current assets	3,535	5,403

INVESTMENTS	12,812	14,818
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $9,416 and $6,563	18,711	18,473
FRANCHISE RIGHTS	51,071	51,050
GOODWILL	14,020	14,841
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $3,452 and $2,182	3,851	3,859
OTHER NONCURRENT ASSETS, net	694	715

	$104,694	$109,159

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$2,041	$2,355
Accrued expenses and other current liabilities	2,735	3,459
Deferred income taxes	360	679
Current portion of long-term debt	3,499	3,161

Total current liabilities	8,635	9,654

LONG-TERM DEBT, less current portion	20,093	23,835
DEFERRED INCOME TAXES	26,815	25,900
OTHER NONCURRENT LIABILITIES	7,261	7,716
MINORITY INTEREST	468	392
COMMITMENTS AND CONTINGENCIES (NOTE 13)
STOCKHOLDERS' EQUITY
Preferred stock—authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,603,320,864 and 1,601,161,057; outstanding, 1,359,680,364 and 1,357,520,557	16	16
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 890,234,413 and 931,732,876; outstanding, 842,944,570 and 884,443,033	9	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	44,142	44,742
Retained earnings	4,891	4,552
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(119)	(140)

Total stockholders' equity	41,422	41,662

	$104,694	$109,159

See notes to consolidated financial statements.

Consolidated Statement of Operations

(Dollars in millions, except per share data) Year Ended December 31,	2004	2003	2002

REVENUES	$20,307	$18,348	$8,102
COSTS AND EXPENSES
Operating (excluding depreciation)	7,462	7,041	3,012
Selling, general and administrative	5,314	4,915	2,254
Depreciation	3,420	3,166	1,694
Amortization	1,203	1,272	221

	17,399	16,394	7,181

OPERATING INCOME	2,908	1,954	921
OTHER INCOME (EXPENSE)
Interest expense	(1,876)	(2,018)	(870)
Investment income (loss), net	472	(84)	(543)
Equity in net losses of affiliates	(88)	(60)	(63)
Other income	394	71	1

	(1,098)	(2,091)	(1,475)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	1,810	(137)	(554)
INCOME TAX (EXPENSE) BENEFIT	(826)	16	128

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	984	(121)	(426)
MINORITY INTEREST	(14)	(97)	(43)

INCOME (LOSS) FROM CONTINUING OPERATIONS	970	(218)	(469)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	168	195
GAIN ON DISCONTINUED OPERATIONS, net of tax	—	3,290	—

NET INCOME (LOSS)	$970	$3,240	$(274)

BASIC EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations	$0.43	$(0.10)	$(0.42)
Income from discontinued operations	—	0.08	0.17
Gain on discontinued operations	—	1.46	—

Net income (loss)	$0.43	$1.44	$(0.25)

DILUTED EARNINGS (LOSS) FOR COMMON STOCKHOLDERS PER COMMON SHARE
Income (loss) from continuing operations	$0.43	$(0.10)	$(0.42)
Income from discontinued operations	—	0.08	0.17
Gain on discontinued operations	—	1.46	—

Net income (loss)	$0.43	$1.44	$(0.25)

See notes to consolidated financial statements.

Consolidated Statement of Cash Flows

(Dollars in millions) Year Ended December 31,	2004	2003	2002

OPERATING ACTIVITIES
Net income (loss)	$970	$3,240	$(274)
Income from discontinued operations	—	(168)	(195)
Gain on discontinued operations	—	(3,290)	—

Income (loss) from continuing operations	970	(218)	(469)
Adjustments to reconcile net income (loss) from continuing operations to net cash provided by operating activities from continuing operations:
Depreciation	3,420	3,166	1,694
Amortization	1,203	1,272	221
Non-cash interest (income) expense, net	33	(113)	10
Equity in net losses of affiliates	88	60	63
Losses (gains) on investments and other (income) expense, net	(678)	145	604
Minority interest	14	45	43
Deferred income taxes	531	820	(95)
Proceeds from sales of trading securities	680	85	—
Current tax associated with sale of discontinued operation	—	(2,028)	—
Change in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(54)	(45)	80
Change in accounts payable and accrued expenses related to trade creditors	(315)	35	220
Change in other operating assets and liabilities	38	(370)	50

Net cash provided by operating activities from continuing operations	5,930	2,854	2,421

FINANCING ACTIVITIES
Proceeds from borrowings	1,030	9,398	8,759
Retirements and repayments of debt	(2,323)	(16,465)	(9,508)
Proceeds from settlement of interest rate exchange agreements	—	—	57
Issuances of common stock and sales of put options on common stock	113	67	19
Repurchases of common stock and stock options held by non-employees	(1,361)	(14)	—
Deferred financing costs	—	(34)	(332)
Other financing activities	25	—	—

Net cash used in financing activities from continuing operations	(2,516)	(7,048)	(1,005)

INVESTING ACTIVITIES
Capital expenditures	(3,660)	(4,161)	(1,852)
Proceeds from sales, settlements and restructuring of investments	228	7,971	1,263
Acquisitions, net of cash acquired	(296)	(152)	(251)
Additions to intangible and other noncurrent assets	(628)	(155)	(197)
Purchases of short-term investments, net	(13)	(32)	(21)
Proceeds from sales of discontinued operations and assets held for sale	—	1,875	—
Capital contributions to and purchases of investments	(156)	(202)	(67)
Proceeds from settlement of contract of acquired company	26	95	—
Other investing activities	(13)	—	—

Net cash (used in) provided by investing activities from continuing operations	(4,512)	5,239	(1,125)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(1,098)	1,045	291
CASH AND CASH EQUIVALENTS, beginning of year	1,550	505	214

CASH AND CASH EQUIVALENTS, end of year	$452	$1,550	$505

See notes to consolidated financial statements.

Consolidated Statement of Stockholders' Equity

							Accumulated Other Comprehensive Income (Loss)
	Common Stock
						Treasury Stock At Cost	Unrealized Gains (Losses)	Cumulative Translation Adjustments
(Dollars in millions)	Class A	Class A Special	Class B	Additional Capital	Retained Earnings				Total

BALANCE, JANUARY 1, 2002	$—	$9	$—	$12,688	$1,632	$—	$166	$(22)	$14,473
Comprehensive loss:
Net loss					(274)
Unrealized losses on marketable securities, net of deferred taxes of $165							(307)
Reclassification adjustments for losses included in net loss, net of deferred taxes of $92							169
Unrealized losses on effective portion of cash flow hedges, net of deferred taxes of $79							(146)
Cumulative translation adjustments								1
Total comprehensive loss									(557)
Acquisitions	16			31,870		(7,517)			24,369
Stock compensation plans				52	(18)				34
Employee stock purchase plan				10					10

BALANCE, DECEMBER 31, 2002	16	9	—	44,620	1,340	(7,517)	(118)	(21)	38,329
Comprehensive income:
Net income					3,240
Unrealized losses on marketable securities, net of deferred taxes of $12							(23)
Reclassification adjustments for losses included in net income, net of deferred taxes of $15							29
Cumulative translation adjustments								(7)
Total comprehensive income									3,239
Stock compensation plans				117	(28)				89
Retirement of common stock				(14)					(14)
Employee stock purchase plan				19					19

BALANCE, DECEMBER 31, 2003	16	9	—	44,742	4,552	(7,517)	(112)	(28)	41,662
Comprehensive income:
Net income					970
Reclassification adjustments for losses included in net income, net of deferred taxes							1
Cumulative translation adjustments								20
Total comprehensive income									991
Stock compensation plans				130	(73)				57
Retirement of common stock				(758)	(558)				(1,316)
Employee stock purchase plan				28					28

BALANCE, DECEMBER 31, 2004	$16	$9	$—	$44,142	$4,891	$(7,517)	$(111)	$(8)	$41,422

See notes to consolidated financial statements.

Notes to Consolidated Financial Statements

Years Ended December 31, 2004, 2003 and 2002

1. ORGANIZATION AND BUSINESS

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated broadband cable networks since 1963. On November 18, 2002, we, our immediate predecessor Comcast Holdings Corporation ("Comcast Holdings") and AT&T completed a transaction that resulted in Comcast Holdings' acquisition of AT&T Broadband (the "Broadband acquisition"). Upon completion of the Broadband acquisition, Comcast Holdings and Broadband are our wholly owned subsidiaries. Accordingly, the accompanying consolidated financial statements include the results of Comcast Holdings for all periods presented and the results of Broadband from the date of the Broadband acquisition (see Note 5).

Our cable segment is principally involved in the development, management and operation of broadband communications networks in the United States. Our consolidated cable operations served approximately 21.5 million subscribers as of December 31, 2004. Our regional sports and news networks Comcast SportsNet ("CSN"), Comcast SportsNet Mid-Atlantic ("CSN Mid-Atlantic"), Comcast SportsNet Chicago ("CSN Chicago"), Comcast SportsNet West ("CSN West"), Cable Sports Southeast ("CSS"), and CN8—The Comcast Network ("CN8") are included in our cable segment because they derive a substantial portion of their revenues from our cable operations and are managed by cable segment management.

We conduct the national networks of our content segment through our consolidated subsidiaries E! Entertainment Television ("E!"), Style Network, The Golf Channel ("TGC"), Outdoor Life Network ("OLN"), G4 and International Channel Networks.

Our other businesses consist principally of Comcast-Spectacor, our group of businesses that perform live sporting events and own or manage facilities for sporting events, concerts, and other special events, and our corporate activities.

On September 17, 2003, we sold our approximate 57% interest in QVC, Inc., which markets a wide variety of products directly to consumers primarily on merchandise-focused television programs. Accordingly, we present QVC as a discontinued operation pursuant to Statement of Financial Accounting Standards ("SFAS") No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets" (see Note 5).

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Consolidation

The consolidated financial statements include our accounts and all entities that we directly or indirectly control. We have eliminated all significant intercompany accounts and transactions among consolidated entities.

Variable Interest Entities

We account for our interests in variable interest entities ("VIEs") in accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), as amended by FIN 46R. We consolidate all VIEs for which we are the primary beneficiary and for which the entities do not effectively disperse risks among parties involved. We do not consolidate VIEs that effectively disperse risks unless we hold an interest or combination of interests that effectively recombines risks that were previously dispersed. We adopted the initial recognition and measurement provisions of FIN 46 effective January 1, 2002, and the provisions of FIN 46R effective March 31, 2004. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial condition or results of operations.

Our Use of Estimates

We prepare our consolidated financial statements in conformity with accounting principles generally accepted in the United States of America, which require us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments and derivative financial instruments, depreciation and amortization, asset impairment, non-monetary transactions, certain acquisition-related liabilities, programming-related liabilities, pensions and other postretirement benefits, income taxes, and legal contingencies.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

estimation methodologies may have a material effect on the estimated fair value amounts. We based these fair value estimates on pertinent information available to us as of December 31, 2004 and 2003. We have not comprehensively updated these fair value estimates for the purposes of these consolidated financial statements since those dates.

Cash Equivalents

Cash equivalents consist principally of commercial paper, money market funds, U.S. government obligations and certificates of deposit with maturities of less than three months when purchased. The carrying amounts of our cash equivalents approximate their fair values.

Investments

Investments in entities in which we have the ability to exercise significant influence over the operating and financial policies of the investee are accounted for under the equity method. Equity method investments are recorded at original cost and adjusted to recognize our proportionate share of the investees' net income or losses after the date of investment, amortization of basis differences, additional contributions made and dividends received, and impairment charges resulting from adjustments to net realizable value. We generally record our proportionate share of our investees' net income or loss one quarter in arrears given the timing of the receipt of such information.

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

Unrestricted publicly traded investments are classified as available for sale or trading securities and are recorded at their fair value. Unrealized gains or losses resulting from changes in fair value between measurement dates for available for sale securities are recorded as a component of other comprehensive income (loss), except for declines in value that we consider to be other than temporary. Unrealized gains or losses resulting from changes in fair value between measurement dates for trading securities are recorded as a component of investment income (loss), net. We recognize realized gains and losses using the specific identification method. Cash flows from all trading securities are classified as cash flows from operating activities as required by SFAS No. 95, "Statement of Cash Flows," as amended, while cash flows from all other investment securities are classified as cash flows from investing activities in our statement of cash flows.

We review our investment portfolio each reporting period to determine whether a decline in the market value is considered to be other than temporary. Investments deemed to have experienced an other than temporary decline below their cost basis are reduced to their current fair market value. The impairment is charged to earnings and a new cost basis for the investment is established.

Restricted publicly traded investments and investments in privately held companies are stated at cost, adjusted for any known decrease in value (see Note 6).

Property and Equipment

Depreciation is generally recorded using the straight-line method over estimated useful lives. The significant components of property and equipment are as follows (dollars in millions):

	Useful Life	December 31, 2004	December 31, 2003

Transmission and distribution plant	2-15 years	$25,645	$22,609
Buildings and building improvements	2-40 years	1,365	1,255
Land	N/A	152	152
Other	3-12 years	965	1,020

Property and equipment, at cost		28,127	25,036
Less: accumulated depreciation		(9,416)	(6,563)

Property and equipment, net		$18,711	$18,473

We capitalize improvements that extend asset lives and expense other repairs and maintenance charges as incurred. The cost and related accumulated depreciation applicable to assets sold or retired are removed from the accounts and, unless they are presented separately, the gain or loss on disposition is recognized as a component of depreciation expense.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

We capitalize the costs associated with the construction of cable transmission and distribution facilities and new cable service installations. Costs include all direct labor and materials, as well as various indirect costs.

Asset Retirement Obligations

Certain of our franchise agreements and leases contain provisions requiring us to restore facilities or remove equipment in the event that the franchise or lease agreement is not renewed. We expect to continually renew our franchise agreements and have concluded that the related franchise right is an indefinite-lived intangible asset. Accordingly, the possibility is remote that we would be required to incur significant restoration or removal costs in the foreseeable future. SFAS No. 143, "Accounting for Asset Retirement Obligations," requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made. We would record an estimated liability in the unlikely event a franchise agreement containing such a provision were no longer expected to be renewed. We also expect to renew many of our lease agreements related to the continued operation of our cable business in the franchise areas. For our lease agreements, the liabilities related to the removal provisions, if any, are either not estimable or are not material.

Intangible Assets

Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in connection with business combinations. We do not amortize cable franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically for each franchise based on the factors included in SFAS No. 142, "Goodwill and Other Intangible Assets" ("SFAS No. 142"). Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are amortized on a straight-line basis over the term of the franchise renewal period, generally 10 years.

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. We test our goodwill and intangible assets that are determined to have an indefinite life for impairment at least annually.

Other intangible assets consist principally of franchise related customer relationships acquired in business combinations subsequent to the adoption of SFAS No. 141, "Business Combinations" ("SFAS No. 141"), on July 1, 2001, cable and satellite television distribution rights, cable franchise renewal costs, contractual operating rights, computer software, programming costs and rights, patents and technology rights, and non-competition agreements. We record these costs as assets and amortize them on a straight-line basis over the term of the related agreements or estimated useful life, which generally range from 2 to 20 years.

Our content subsidiaries enter into multi-year affiliation agreements with various cable and satellite television system operators for carriage of their respective programming. We capitalize cable or satellite television distribution rights and amortize them on a straight-line basis over the term of the related distribution agreements of 4 to 11 years. We classify the amortization of distribution fees paid by our content subsidiaries pursuant to Emerging Issues Task Force ("EITF") 01-09, "Accounting for Consideration Given to a Customer (including a reseller of the Vendors Products)." Under EITF 01-09, the amortization of such fees is classified as a reduction of revenue unless the content subsidiary receives, or will receive, an identifiable benefit from the cable or satellite system operator separate from the distribution fee, in which case we recognize the fair value of the identified benefit as an operating expense in the period in which it is received.

Direct development costs associated with internal-use software are capitalized, including external direct costs of material and services, and payroll costs for employees devoting time to the software projects. Such costs are included within other assets and are amortized over a period not to exceed 5 years beginning when the asset is substantially ready for use. Costs incurred during the preliminary project stage, as well as maintenance and training costs, are expensed as incurred. Initial operating-system software costs are capitalized and amortized over the life of the associated hardware.

Valuation of Long-Lived and Indefinite-Lived Assets

In accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," we periodically evaluate the recoverability and estimated lives of our long-lived assets, including property and equipment and intangible assets subject to amortization, whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. Our evaluations include analyses based on the cash flows generated by the underlying assets, profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, a loss is recognized for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of either depreciation expense or amortization expense, as appropriate.

We evaluate the recoverability of our goodwill and indefinite life intangible assets annually or more frequently whenever events or changes in circumstances indicate that the assets might be impaired. We perform the impairment assessment of our goodwill

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

one level below the business segment level, except for our cable business. In our cable business, components one level below the segment level are not separate reporting units and also have similar economic characteristics that allow them to be aggregated into one reporting unit at the cable segment level.

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

Upon adoption of SFAS No. 142 in 2002, we performed the impairment assessment of our cable franchise rights at the cable segment level based on our analysis of the factors outlined in EITF 02-07, "Unit of Accounting for Testing Impairment of Indefinite-Lived Intangible Assets." Effective in the first quarter of 2004, we changed the unit of accounting used for testing impairment to geographic regions and performed impairment testing on our cable franchise rights. We did not record any impairment charge in connection with the change in impairment testing.

Foreign Currency Translation

We translate assets and liabilities of our foreign subsidiaries, where the functional currency is the local currency, into US dollars at the December 31 exchange rate and record the related translation adjustments as a component of other comprehensive income (loss). We translate revenues and expenses using average exchange rates prevailing during the year. Foreign currency transaction gains and losses are included in other income.

Revenue Recognition

We recognize video, high-speed Internet, and phone revenues as service is provided. We manage credit risk by screening applicants for potential risk through the use of credit bureau data. If a customer's account is delinquent, various measures are used to collect outstanding amounts, up to and including termination of the customer's cable service. We recognize advertising sales revenue at estimated realizable values when the advertising is aired. Installation revenues obtained from the connection of subscribers to our broadband communications network are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. Revenues derived from other sources are recognized when services are provided or events occur. Under the terms of our franchise agreements, we are generally required to pay up to 5% of our gross revenues derived from providing cable services to the local franchising authority. We normally pass these fees through to our cable subscribers. We classify fees collected from cable subscribers as a component of revenues pursuant to EITF 01-14, "Income Statement Characterization of Reimbursements Received for `Out-of-Pocket' Expenses Incurred."

Our content businesses recognize affiliate fees from cable and satellite television system operators as programming is provided. Advertising revenue is recognized in the period in which commercial announcements or programs are telecast in accordance with the broadcast calendar. In some instances, our content businesses guarantee viewer ratings for their programming. Revenue is deferred to the extent of an estimated shortfall in the ratings. Such shortfalls are primarily settled by providing additional advertising time, at which point the revenue is recognized.

Programming Costs

Our cable subsidiaries have received or may receive incentives from programming networks for carriage of their programming. We reflect the deferred portion of these fees within noncurrent liabilities and recognize the fees as a reduction of programming costs (which are included in operating expenses) over the term of the programming contract.

Stock-Based Compensation

We account for stock-based compensation in accordance with Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"), and related interpretations, as permitted by SFAS No. 123, "Accounting for Stock-Based Compensation," as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an optionee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of our stock or other determinants of fair value (see Note 10 ).

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

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

Year Ended December 31,	2004	2003	2002

Net income (loss), as reported	$970	$3,240	$(274)
Add: Stock-based compensation expense included in net income (loss), as reported above	27	10	11
Deduct: Stock-based compensation expense determined under fair value-based method for all awards relating to continuing operations, net of related tax effects	(206)	(160)	(126)
Deduct: Stock-based compensation expense determined under fair value-based method for all awards relating to discontinued operations, net of related tax effects	—	(12)	(19)

Pro forma, net income (loss)	$791	$3,078	$(408)

Basic earnings (loss) from continuing operations for common stockholders per common share:
As reported	$0.43	$(0.10)	$(0.42)
Pro forma	$0.35	$(0.16)	$(0.53)
Diluted earnings (loss) from continuing operations for common stockholders per common share:
As reported	$0.43	$(0.10)	$(0.42)
Pro forma	$0.35	$(0.16)	$(0.53)
Basic earnings (loss) for common stockholders per common share:
As reported	$0.43	$1.44	$(0.25)
Pro forma	$0.35	$1.36	$(0.37)
Diluted earnings (loss) for common stockholders per common share:
As reported	$0.43	$1.44	$(0.25)
Pro forma	$0.35	$1.36	$(0.37)

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

On December 23, 2004, the Compensation Committee of our Board of Directors approved the acceleration of vesting of all unvested options granted prior to January 1, 2003, to purchase shares of our Class A Special common stock having an exercise price of $34 or greater and held by current employees. Options with respect to approximately 15.6 million shares of our Class A Special common stock were subject to this acceleration. This acceleration was effective as of December 31, 2004, except for those holders of incentive stock options ("ISOs"), who were given the opportunity to decline the acceleration of an option if such acceleration would have the effect of changing the status of the option for federal income tax purposes from an ISO to a non-qualified stock option. Because these options had exercise prices in excess of current market values (are "underwater") and were not fully achieving their original objectives of incentive compensation and employee retention, the acceleration may have a positive effect on employee morale, retention and perception of option value. The acceleration also takes into account the fact that in December 2004, we completed the repurchase of stock options held by certain non-employees for cash (including underwater options) under a stock option liquidity program (see Note 10 ), and that no such offer (nor any other "solution" for underwater options) was made to current employees. The effect of the acceleration of approximately $39 million, net of tax, is reflected in our 2004 pro forma amounts above. This acceleration eliminates the future compensation expense we would otherwise recognize in our statement of operations with respect to these options once FASB Statement No. 123R, "Share-Based Payment," ("SFAS No. 123R") becomes effective in 2005 (see Note 3).

The weighted-average fair value at date of grant of a Class A common stock option granted under our option plans during 2004, 2003 and 2002 was $11.44, $9.81 and $9.81, respectively. The weighted-average fair value at date of grant of a Class A Special common stock option granted under our option plans during 2002 was $13.72. The fair value of each option granted during 2004, 2003 and 2002 was estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	2004	2003	2002
	Class A Common Stock	Class A Common Stock	Class A Common Stock	Class A Special Common Stock

Dividend yield	0%	0%	0%	0%
Expected volatility	28.6%	29.3%	29.2%	29.6%
Risk-free interest rate	3.5%	3.2%	4.0%	4.9%
Expected option life (in years)	7.0	5.9	7.0	7.0
Forfeiture rate	3.0%	3.0%	3.0%	3.0%

The pro forma effect on net income (loss) and net income (loss) per share for the years ended December 31, 2004, 2003 and 2002 by applying SFAS No. 123 may not be indicative of the pro forma effect on net income or loss in future years since SFAS No. 123 does not take into consideration additional awards that may be granted in future years on a much larger employee base.

As of December 31, 2004, there was $234 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted average period of approximately two years. Upon adoption of FAS 123R effective July 1, 2005, such cost will be recognized directly in our consolidated statement of operations.

Postretirement and Postemployment Benefits

We charge to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services (see Note 9 ).

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of utilizing net operating loss carryforwards. The impact on deferred taxes of changes in tax rates and laws, if any, applied to the years during which temporary differences are expected to be settled, are reflected in the consolidated financial statements in the period of enactment (see Note 11).

We account for income tax uncertainties that arise in connection with business combinations and those that are associated with entities acquired in business combinations in accordance with EITF 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination." Deferred tax assets and liabilities are recorded at the date of a business combination based on our best estimate of the ultimate tax basis that will be accepted by the various taxing authorities. Liabilities for contingencies associated with prior tax returns filed by the acquired entity are recorded based on our best estimate of the ultimate settlement that will be accepted by the various taxing authorities. Estimated interest expense on these liabilities subsequent to the acquisition is reflected in our consolidated tax

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

provision. We adjust these deferred tax accounts and liabilities periodically to reflect revised estimated tax bases and any estimated settlements with the various taxing authorities. The effect of these adjustments is generally applied to goodwill.

Derivative Financial Instruments

We use derivative financial instruments for a number of purposes. We manage our exposure to fluctuations in interest rates by entering into interest rate exchange agreements ("swaps"), interest rate lock agreements ("rate locks"), interest rate cap agreements ("caps") and interest rate collar agreements ("collars"). We manage the cost of our share repurchases through the sale of equity put option contracts ("Comcast put options") and the purchase of capped-call option contracts. We manage our exposure to fluctuations in the value of some of our investments by entering into equity collar agreements ("equity collars") and equity put option agreements ("equity put options"). We are also party to equity warrant agreements ("equity warrants"). We have issued indexed debt instruments ("Exchangeable Notes" and "ZONES") and entered into prepaid forward sale agreements ("prepaid forward sales") whose value, in part, is derived from the market value of certain publicly traded common stock, and we have also sold call options on some of our investments in equity securities in order to monetize a portion of those investments. Equity hedges are used to manage exposure to changes in equity prices associated with stock appreciation rights of some of Broadband's previously affiliated companies. These equity hedges are recorded at fair value based on market quotes.

For derivative instruments designated and effective as fair value hedges, such as our fixed to variable swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as our variable to fixed swaps and rate locks, the effective portion of any hedge is reported in other comprehensive income (loss) until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized in current earnings each period. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

When a fair value hedge is terminated, sold, exercised or has expired, the adjustment in the carrying amount of the fair value hedged item is deferred and recognized in earnings when the hedged item is recognized in earnings. When a hedged item is settled or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable rate debt is settled, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

Equity warrants and equity collars are adjusted to estimated fair value on a current basis with the result included in investment income (loss), net in our consolidated statement of operations.

Derivative instruments embedded in other contracts, such as our Exchangeable Notes, ZONES and prepaid forward sales, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in our consolidated balance sheet with changes in estimated fair value recorded in investment income (loss), net in our consolidated statement of operations.

All derivative transactions must comply with our Board-authorized derivatives policy. We do not hold or issue any derivative financial instruments for speculative or trading purposes and are not a party to leveraged instruments (see Note 8). We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

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

Reclassifications

Reclassifications have been made to the prior years' consolidated financial statements to conform to those classifications used in 2004.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

3. RECENT ACCOUNTING PRONOUNCEMENTS

EITF 03-16

In March 2004, the EITF reached a consensus regarding Issue No. 03-16, "Accounting for Investments in Limited Liability Companies" ("EITF 03-16"). EITF 03-16 requires investments in limited liability companies ("LLCs") that have separate ownership accounts for each investor to be accounted for similar to a limited partnership investment under Statement of Position No. 78-9, "Accounting for Investments in Real Estate Ventures." Investors are required to apply the equity method of accounting to their investments at a much lower ownership threshold than the 20% threshold applied under APB No. 18, "The Equity Method of Accounting for Investments in Common Stock." We adopted EITF 03-16 on July 1, 2004. The adoption of EITF 03-16 did not have a material impact on our financial condition or results of operations.

EITF 04-1

In September 2004, the EITF reached a consensus regarding Issue No. 04-1, "Accounting for Preexisting Relationships Between the Parties to a Business Combination" ("EITF 04-1"). EITF 04-1 requires an acquirer in a business combination to evaluate any preexisting relationship with the acquiree to determine if the business combination in effect contains a settlement of the preexisting relationship. A business combination between parties with a preexisting relationship should be viewed as a multiple element transaction. EITF 04-1 is effective for business combinations after October 13, 2004, but requires goodwill resulting from prior business combinations involving parties with a preexisting relationship to be tested for impairment by applying the guidance in the consensus. We will apply EITF 04-1 to acquisitions subsequent to the effective date and in our future goodwill impairment testing.

SFAS No. 123R

In December 2004, the FASB issued SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supercedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the first interim or annual period after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R in our third quarter of 2005, beginning July 1, 2005. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be restated either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period restated. We are evaluating the requirements of SFAS No. 123R and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the method of adoption or the effect of adopting SFAS No. 123R.

4. EARNINGS PER SHARE

Earnings (loss) per common share ("EPS") is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares outstanding during the period on a basic and diluted basis.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock, and Comcast exchangeable notes (see Note 8 ). Diluted earnings for common stockholders per common share ("Diluted EPS") considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock and our Class A Special common stock during the period. Diluted EPS excludes the impact of potential common shares related to our Class A Special common stock held in treasury because it is our intent to settle the related Comcast exchangeable notes using cash (see Note 8 ).

Diluted EPS for 2004 excludes approximately 103 million potential common shares related to our stock compensation plans because the option exercise price was greater than the average market price of our Class A common stock and our Class A Special common stock for the period.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Diluted EPS for 2003 and 2002 excludes approximately 146 million and 91 million potential common shares, respectively, primarily related to our stock compensation plans because the assumed issuance of such potential common shares is antidilutive in periods in which there is a loss from continuing operations.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders from continuing operations for the years presented:

	2004			2003			2002
(Dollars in millions, except per share data) Year Ended December 31,	Income	Shares	Per Share Amount	Loss	Shares	Per Share Amount	Loss	Shares	Per Share Amount

Basic EPS for common stockholders	$970	2,240	$0.43	$(218)	2,256	$(0.10)	$(469)	1,110	$(0.42)
Effect of Dilutive Securities
Assumed exercise or issuance of shares relating to stock compensation plans	—	10	—	—	—	—	—	—	—

Diluted EPS	$970	2,250	$0.43	$(218)	2,256	$(0.10)	$(469)	1,110	$(0.42)

5. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Acquisition of Broadband

On November 18, 2002, we completed the acquisition of Broadband. The results of the Broadband operations have been included in our consolidated financial statements since that date. The acquisition created the largest cable operator in the United States by combining Broadband's and our cable networks.

The consideration to complete the acquisition of Broadband was $50.660 billion, consisting of $25.495 billion of our common stock and options, $24.740 billion of assumed debt, and $425 million of transaction costs directly related to the acquisition. We issued approximately 1.348 billion shares of our common stock (excluding shares of Class A common stock issued and classified as treasury stock) consisting of 1.233 billion shares of our Class A common stock issued to Broadband shareholders in exchange for all of AT&T's interests in Broadband and approximately 100.6 million shares and 14.4 million shares of our Class A and Class A Special common stock, respectively, issued to Microsoft in exchange for Broadband shares that Microsoft received immediately prior to the completion of the Broadband acquisition for settlement of its $5 billion aggregate principal amount in quarterly income preferred securities. We also issued 61.1 million options in exchange for outstanding Broadband options. The shares issued for Broadband were valued based on a price per share of $18.80 that reflects the weighted average market price of Comcast Holdings common stock during the period beginning two days before and ending two days after August 12, 2002. The acquisition was structured as a tax-free transaction to us, to Comcast Holdings and to AT&T. The identification of Comcast Holdings as the acquiring entity was made after careful consideration of all facts and circumstances, including those outlined in SFAS No. 141 related to voting rights, the existence of a large minority voting interest, governance arrangements and composition of senior management.

 Purchase Price Allocation.    The application of purchase accounting under SFAS No. 141 requires that the total purchase price of an acquisition be allocated to the fair value of the assets acquired and liabilities assumed based on their fair values at the acquisition date. During 2003, we finalized the Broadband purchase price allocation except for litigation contingencies relating to our share of AT&T's potential liability associated with the At Home Corporation litigation (see Note 13). We have arranged with AT&T to obtain additional information to assist with the evaluation of this potential liability and continue to expect to receive such information. However, we have concluded that continued delays in obtaining such information indicate it cannot be used in allocating the Broadband purchase price. Accordingly, the allocation period is complete and any adjustment recorded in the future associated with these litigation contingencies will be included in our results of operations in the period in which a liability, if any, is deemed probable and reasonably estimable. Such adjustment is not expected to have a material effect on our consolidated financial position, but it could possibly be material to our results of operations in the period in which it is determined.

As of the acquisition date, we initiated integration activities based on a preliminary plan to terminate employees and exit specific contractual obligations. Under the guidance in EITF 95-3, "Recognition of Liabilities in Connection with a Purchase Business Combination," the plan must be finalized within one year of the acquisition date and must identify all significant actions to be taken to complete the plan. Therefore, costs related to terminating employees and exiting contractual obligations of the acquired entity are included in the purchase price allocation. Changes to these estimated termination or exit costs are reflected as adjustments to the purchase price allocation to the extent they occur within one year of the acquisition date or if there are reductions in the amount of estimated termination or exit costs accrued. Otherwise, changes will affect results of operations.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

The following table summarizes the fair values of the assets acquired and liabilities assumed and the related deferred income taxes as of the acquisition date and reflects adjustments to the purchase price allocation through the end of the allocation period. Adjustments have been made to Broadband's goodwill in 2004 related to tax contingencies and exit accruals that are not reflected below (dollars in millions):

Current assets	$1,768
Investments	17,325
Property, plant and equipment	11,023
Amortizable intangible assets:
Franchise related customer relationships	3,386
Other	146
Cable franchise rights	34,390
Goodwill	9,178
Other noncurrent assets	300

Total assets	77,516

Accounts payable, accrued expenses and other current liabilities	(4,407)
Short-term debt and current portion of long-term debt	(8,049)
Long-term debt	(16,691)
Deferred income taxes	(18,397)
Other non-current liabilities	(5,178)

Total liabilities	(52,722)

Comcast shares held by Broadband, classified as treasury stock	1,126

Net assets acquired	$25,920

In the aggregate, the intangible assets that are subject to amortization have a weighted average useful life of 4 years. Franchise related customer relationships have a weighted average useful life of 4 years. The $9.178 billion of goodwill, none of which was deductible for income tax purposes, was assigned to our cable segment.

Liabilities associated with exit activities originally recorded in the purchase price allocation consisted of $602 million associated with accrued employee termination and related costs and $929 million associated with either the cost of terminating contracts or the present value of remaining amounts payable under non cancelable contracts. Amounts paid, adjustments made against these accruals and interest accretion during 2003 and 2004 were as follows (dollars in millions):

	Employee Termination and Related Costs	Contract Exit Costs

Balance, December 31, 2002	$492	$913
Payments	(216)	(48)
Adjustments	(141)	(412)
Interest accretion	—	8

Balance, December 31, 2003	$135	$461
Payments	(76)	(21)
Adjustments	(36)	(391)
Interest accretion	—	3

Balance, December 31, 2004	$23	$52

The adjustments in the preceding table reflect reductions in the estimated payments related to employee termination and contract exit costs.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

The following unaudited pro forma information has been presented as if the Broadband acquisition occurred on January 1, 2002. This information is based on historical results of operations, adjusted for acquisition costs, and, in the opinion of management, is not necessarily indicative of what the results would have been had we operated the entities acquired since such dates.

(Dollars in millions, except per share data) Year Ended December 31,	2002

Revenues	$16,754
Loss before cumulative effect of accounting change	$(15,071)
Net loss	$(15,071)
Diluted EPS	$(6.55)

The unaudited pro forma information for the year ended December 31, 2002 includes $11.781 billion, net of tax, of goodwill and franchise impairment charges, and $56 million of asset impairment, restructuring and other charges recorded by Broadband prior to the closing of the Broadband acquisition.

Pro forma information reflecting our 2004 and 2003 transactions is not presented due to immateriality.

2004 Activity

Gemstar

On March 31, 2004, we entered into a long-term, non-exclusive patent license and distribution agreement with Gemstar-TV Guide International in exchange for a one-time payment of $250 million to Gemstar. This agreement allows us to utilize Gemstar's intellectual property and technology and the TV Guide brand and content on our interactive program guides. We have allocated the $250 million amount paid based on the fair value of the components of the contract to various intangible and other assets, which are being amortized over a period of 3 to 12 years. In addition, we and Gemstar formed an entity to develop and enhance interactive programming guides.

TechTV

On May 10, 2004, we completed the acquisition of TechTV Inc. by acquiring all outstanding common and preferred stock of TechTV from Vulcan Programming Inc. for approximately $300 million in cash. Substantially all of the purchase price has been recorded to intangible assets based on a preliminary allocation of value and is being amortized over a period of 2 to 12 years. On May 28, 2004, G4 and TechTV began operating as one network that is available to approximately 47 million cable and satellite homes nationwide as of December 31, 2004. We have classified G4 as part of our content business segment (see Note 14). The effects of our acquisition of TechTV have been reflected in our consolidated statement of operations from the date of the transaction.

Liberty Exchange Agreement

On July 28, 2004, we exchanged approximately 120 million shares of Liberty Media Corporation Series A common stock that we held (see Note 6), valued at approximately $1.022 billion based upon the price of Liberty common stock on the closing date of the transaction, with Liberty for 100% of the stock of Liberty's subsidiary, Encore ICCP, Inc. Encore's assets consisted of cash of approximately $547 million, a 10.4% interest in E! and 100% of International Channel Networks. We also received all of Liberty's rights, benefits and obligations under the TCI Music contribution agreement, which resulted in the resolution of all pending litigation between Liberty and us regarding the contribution agreement (see Note 13). The Liberty exchange increased our portfolio of programming investments because we now own 60.5% of E! and 100% of International Channel Networks. The exchange was structured as a tax free transaction. We allocated the value of the shares exchanged in the transaction among cash, our additional investment in E!, International Channel Networks and the resolution of the litigation related to the contribution agreement. The values of certain of these assets and liabilities are based on preliminary valuations and are subject to adjustment as the valuation reports are obtained. The effects of our acquisition of the additional interest in E! and our acquisition of International Channel Networks have been reflected in our consolidated statement of operations from the date of the transaction.

2003 Activity

Comcast SportsNet Chicago

In December 2003, we, in conjunction with affiliates of the Chicago Blackhawks, Bulls, Cubs and White Sox professional sports teams, formed CSN Chicago. This 24-hour regional sports network is available to approximately 2.8 million Chicago-area cable and satellite subscribers as of December 31, 2004. We acquired our controlling interest in this network for approximately $87 million in cash, which

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

was allocated to contract-related intangibles and is being amortized over a period of 15 years. The results of CSN Chicago have been included in our consolidated financial statements since the date of formation.

The Golf Channel

In December 2003, we acquired the approximate 8.6% interest in TGC previously held by the Tribune Company for $100 million in cash. This amount has been allocated to cable and satellite television distribution rights, which is being amortized over a period of approximately eight years, and to goodwill. As a result, we now own 99.9% of TGC.

Bresnan Transaction

On March 20, 2003, we completed the transaction with Bresnan Broadband Holdings, LLC and Bresnan Communications, LLC (together, "Bresnan") pursuant to which we transferred cable systems serving approximately 314,000 subscribers in Montana, Wyoming, Colorado and Utah to Bresnan that we had acquired in connection with the Broadband acquisition. We received $525 million in cash, plus preferred and common equity interests in Bresnan, in exchange for these cable systems. The transfer of these cable systems was accounted for at fair value with no gain or loss recognized. The results of operations for these cable systems for the first quarter of 2003 were not significant and were included in equity in net losses of affiliates in our consolidated statement of operations.

TWE Restructuring

On March 31, 2003, we completed the restructuring of our investment in Time Warner Entertainment Company L.P. ("TWE"). As a result of the restructuring, Time Warner Inc. assumed complete control over TWE's content assets, including Home Box Office, Warner Bros., and stakes in The WB Network, Comedy Central and Court TV. All of Time Warner's interests in cable, including those held through TWE, are now held through or for the benefit of a new subsidiary of Time Warner called Time Warner Cable Inc. ("TWC"). In exchange for our 27.6% interest in TWE, we received common-equivalent preferred stock of Time Warner, which will be converted into $1.5 billion of Time Warner common stock valued upon completion of an effective registration statement filing with the SEC, and we received a 21% economic stake in the business of TWC. In addition, we received $2.1 billion in cash that was used immediately to repay amounts outstanding under our credit facilities (see Notes 6 and 8 ). The TWE restructuring was accounted for as a fair value exchange with no gain or loss recognized. Under the restructuring agreement, we have registration rights that should facilitate the disposal or monetization of our shares in TWC and in Time Warner. On December 29, 2003, demand registration rights were exercised to start the registration process for the sale of up to 17.9% of TWC.

As part of the process of obtaining approval of the Broadband acquisition from the Federal Communications Commission ("FCC"), at the closing of the Broadband acquisition, we placed our entire interest in TWE in trust for orderly disposition. Any non-cash consideration received in respect of such interest as a result of the TWE restructuring, including the Time Warner and TWC stock, will remain in trust until disposed of or FCC approval is obtained to remove such interests from the trust.

Under the trust, the trustee has exclusive authority to exercise any management or governance rights associated with the securities in trust. The trustee also has the obligation, subject to our rights as described in the last sentence of this paragraph, to exercise available registration rights to effect the sale of such interests in a manner intended to maximize the value received consistent with the goal of disposing such securities in their entirety by November 2007. Following this time, if any securities remain in trust, the trustee will be obligated to dispose of the remaining interests as quickly as possible, and in any event by May 2008. The trustee is also obligated, through November 2007, to effect various specified types of sale or monetization transactions with respect to the securities as may be proposed by us from time to time.

On September 27, 2004, we and Time Warner announced an agreement that provides us with an option to reduce our effective overall interest in TWC from approximately 21% to 17% in exchange for stock of a subsidiary that will hold cable systems which will serve approximately 90,000 basic subscribers and own approximately $750 million in cash. The agreement grants us the option to require TWC to redeem a portion of the TWC common stock held in trust in exchange for 100% of the common stock of the TWC subsidiary. The option may be exercised at any time prior to the 60th day (the "Termination Date") following a notice that may be given at any time by either party of termination of the option period. In addition, the trust that holds the TWC shares agreed not to request that TWC register the trust's shares in TWC for sale in a public offering prior to the Termination Date. In the absence of an effective registration statement, the common-equivalent preferred stock of Time Warner will automatically convert into $1.5 billion of Time Warner common stock on March 31, 2005. These shares of common stock will then be freely saleable without registration under the Securities Act.

Sale of QVC

On September 17, 2003, we completed the sale to Liberty Media Corporation of all shares of QVC common stock held by a number of our direct wholly-owned subsidiaries for an aggregate value of approximately $7.7 billion, consisting of $4 billion principal amount of

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Liberty's Floating Rate Senior Notes due 2006 (the "Liberty Notes"), $1.35 billion in cash and approximately 218 million shares of Liberty Series A common stock. The shares had a fair value on the closing date of $10.73 per share. As a condition of closing, some equity awards were required to be settled. The cost of settling the awards was included in the costs of the transaction. The consideration received, net of transaction costs, over our carrying value of the net assets of QVC resulted in a gain of approximately $3.290 billion, net of approximately $2.865 billion of related income taxes.

The results of operations of QVC prior to its disposition are included within income from discontinued operations, net of tax as follows (dollars in millions):

Year Ended December 31,	2003	2002

Revenues	$2,915	$4,381
Income before income taxes and minority interest	$496	$624
Income tax expense	$184	$263

For financial reporting purposes, the QVC transaction is presented as having occurred on September 1, 2003. As such, the 2003 period includes QVC operations through August 31, 2003, as reported to us by QVC.

6. INVESTMENTS

(Dollars in millions) December 31,	2004	2003

Fair value method
Cablevision	$362	$970
Liberty Media Corporation	1,098	2,644
Liberty Media International	366	—
Microsoft	626	1,331
Sprint	701	349
Vodafone	540	1,245
Other	24	44

	3,717	6,583
Equity method, principally cable-related	2,460	2,493
Cost method, principally TWC and Time Warner	8,190	8,235

Total investments	14,367	17,311
Less: current investments	1,555	2,493

Non-current investments	$12,812	$14,818

Fair Value Method

We hold unrestricted equity investments, which we account for as available for sale or trading securities, in publicly traded companies. Our investments in Liberty, Liberty Media International, Inc. ("Liberty International"), Microsoft, Sprint and Vodafone, and approximately 80% of our investment in Cablevision, are accounted for as trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of December 31, 2004 and 2003, of $26 million and $65 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $9 million and $23 million, respectively.

On June 7, 2004, we received approximately 11 million shares of Liberty Media International, Inc. ("Liberty International") Series A common stock in connection with the spin-off by Liberty of Liberty International. In the spin-off, each share of Liberty Series A and Series B common stock received 0.05 shares of the new Liberty International Series A common stock. Approximately 5 million of these shares collateralize a portion of the 10 year prepaid forward sale of Liberty common stock that we entered into in December 2003 (see below). On December 2, 2004, we sold 3 million shares of Liberty International Series A common stock to Liberty in a private transaction for proceeds of $128 million.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (dollars in millions):

December 31,	2004	2003

Cost	$65	$92
Unrealized gains	26	66
Unrealized losses	—	(1)

Fair value	$91	$157

Proceeds from the sales of available for sale securities for the years ended December 31, 2004, 2003 and 2002 were $67 million, $1.222 billion and $874 million, respectively. Gross realized gains and losses on these sales for the years ended December 31, 2004, 2003 and 2002 were $10 million, $27 million and ($48) million, respectively.

We also hold a series of option agreements (the "Microsoft Collars" and "Vodafone Collars") with a single bank counterparty that limits our exposure to and benefits from price fluctuations in the Microsoft common stock and Vodafone ADRs. Certain Microsoft Collars and Vodafone Collars are recorded in investments at fair value, with unrealized gains or losses being recorded to investment income (loss), net. These unrealized gains or losses are substantially offset by the changes in the fair value of shares of Microsoft common stock and Vodafone ADRs.

During 2004, we settled some of our obligations relating to our Cablevision, Microsoft and Vodafone exchangeable notes (see Note 8 ) by delivering approximately 26.9 million Cablevision shares, 21.4 million Microsoft shares and 19.5 million Vodafone ADRs to the counterparty upon maturity of the instruments.

During 2003, we sold all $4.0 billion principal amount of the Liberty Notes that we received in the sale of QVC for net proceeds of approximately $4.0 billion. In December 2003, we entered into a 10 year prepaid forward sale of 100 million shares of Liberty common stock and received $894 million in cash. At maturity, the counterparty is entitled to receive Liberty and Liberty International common stock, or an equivalent amount of cash at our option, based upon the market value of Liberty common stock at the time.

As of December 31, 2004, approximately $2.681 billion of our fair value method securities support our obligations under our exchangeable notes or prepaid forward contracts.

Equity Method

Our recorded investments exceed our proportionate interests in the book value of the investees' net assets by $1.469 billion and $1.696 billion as of December 31, 2004 and 2003, respectively (principally related to our 50% owned investments in Texas and Kansas City Cable Partners, L.P. and Insight Midwest). A portion of this basis difference has been attributed to franchise related customer relationships of the investees. This difference is amortized to equity in net income or loss of affiliates over a period of four years. As a result of the adoption of SFAS No. 142, we do not amortize the portion of the basis difference attributable to goodwill but will continue to test such excess for impairment in accordance with APB Opinion 18, "The Equity Method of Accounting for Investments in Common Stock."

Equity in net losses of affiliates for the years ended December 31, 2004 and 2002 includes impairment charges of $3 million and $31 million, respectively, related principally to other than temporary declines in our investments in and advances to certain of our equity method investees.

Summarized financial information for investments deemed significant and accounted for under the equity method was as follows (dollars in millions):

	(A)GSI Commerce, Inc.		Broadnet Consorcio, S.A.
Year ended December 31,	2003	2002	2004	2003	2002

Revenues	$147	$173	$5	$3	$1
Operating loss	(16)	(30)	(15)	(17)	(23)
Loss from continuing operations before extraordinary items and cumulative effect of accounting change	(15)	(34)	(15)	(18)	(23)
Net loss	(15)	(34)	(15)	(18)	(23)

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

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

Cost Method

In connection with the TWE restructuring, we received a 21% economic stake in the business of TWC. This investment is accounted for under the cost method because we do not have the ability to exercise significant influence over the operating and financial policies of TWC (see Note 5 ).

We hold two series of preferred stock of AirTouch Communications, Inc., a subsidiary of Vodafone, that are recorded at $1.423 billion and $1.409 billion as of December 31, 2004 and 2003, respectively. The dividend and redemption activity of the AirTouch preferred stock is tied to the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.750 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.650 billion, with one of the series bearing a 9.08% dividend rate. The two redeemable series of subsidiary preferred shares are recorded at $1.428 billion and $1.420 billion, and such amounts are included in other noncurrent liabilities as of December 31, 2004 and 2003, respectively. The non-redeemable series of subsidiary preferred shares is recorded at $100 million as of both December 31, 2004 and 2003, and such amounts are included in minority interest.

In connection with the Broadband acquisition, we acquired an indirect interest in CC VIII, LLC, a cable joint venture with Charter Communications, Inc. In April 2002, AT&T exercised its rights to cause Paul G. Allen, Charter's Chairman, or his designee to purchase this indirect interest. In June 2003, Paul Allen purchased our interest in CC VIII for $728 million in cash. We accounted for the sale of our interest in CC VIII at fair value with no gain or loss recognized.

Investment Income (Loss), Net

Investment income (loss), net includes the following (dollars in millions):

Year ended December 31,	2004	2003	2002

Interest and dividend income	$160	$166	$53
Gains (losses) on sales and exchanges of investments, net	45	28	(48)
Investment impairment charges	(16)	(72)	(247)
Unrealized gains (losses) on trading securities	378	965	(1,569)
Mark to market adjustments on derivatives related to trading securities	(120)	(818)	1,284
Mark to market adjustments on derivatives and hedged items	25	(353)	(16)

Investment income (loss), net	$472	$(84)	$(543)

The investment impairment charges for the years ended December 31, 2003 and 2002 relate principally to other than temporary declines in our investment in AT&T.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

7. GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill by business segment (see Note 14 ) for the periods presented are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total

Balance, December 31, 2002	$15,644	$722	$196	$16,562
Purchase price allocation adjustments	(1,773)	—	—	(1,773)
Acquisitions	—	52	—	52
Intersegment transfers	20	—	(20)	—

Balance, December 31, 2003	$13,891	$774	$176	$14,841
Purchase price allocation adjustments	(964)	—	4	(960)
Acquisitions	71	50	18	139

Balance, December 31, 2004	$12,998	$824	$198	$14,020

During 2004, the decrease to goodwill relates to the settlement or adjustment of various liabilities associated with the Broadband acquisition.

The gross carrying amount and accumulated amortization of our intangible assets subject to amortization are as follows (dollars in millions):

December 31,	2004		2003

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Franchise related customer relationships	$3,408	$(2,030)	$3,386	$(1,090)
Cable and satellite television distribution rights	1,388	(530)	1,303	(430)
Cable franchise renewal costs and contractual operating rights	882	(188)	394	(126)
Computer software	540	(110)	259	(76)
Patents and other technology rights	105	(11)	—	—
Programming costs and rights	560	(371)	338	(274)
Other agreements and rights	420	(212)	361	(186)

	$7,303	$(3,452)	$6,041	$(2,182)

As of December 31, 2004, the weighted average amortization period for our intangible assets subject to amortization is 4.6 years and estimated related amortization expense for each of the next five years ended December 31 is as follows (dollars in millions):

2005	$1,146
2006	786
2007	483
2008	267
2009	216

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

8. LONG-TERM DEBT

(Dollars in millions) December 31,	Weighted Average Interest Rate at December 31, 2004	2004	2003

Exchangeable notes, due 2004 - 2007	4.18%	$1,699	$4,318
Commercial paper	2.68%	320	—
Senior notes, due 2004 - 2097	7.54%	19,781	20,735
Senior subordinated notes, due 2006 - 2012	10.58%	363	372
ZONES due 2029	2.00%	708	783
Debt supporting Trust Preferred Securities, due 2027	9.65%	285	301
Other, including capital lease obligations	—	436	487

		23,592	26,996
Less: current portion		3,499	3,161

Long-term debt		$20,093	$23,835

Maturities of long-term debt outstanding as of December 31, 2004 for the four years after 2005 are as follows (dollars in millions):

2006	$1,697
2007	786
2008	1,496
2009	1,358

The Cross-Guarantee Structure

We and a number of our wholly-owned subsidiaries that hold substantially all of our cable assets have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money, including amounts outstanding under the new credit facilities. As of December 31, 2004, $20.223 billion of our debt was included in the cross-guarantee structure.

Comcast Holdings is not a guarantor, and none of its debt is guaranteed under the cross-guarantee structure. As of December 31, 2004, $950 million of our debt was outstanding at Comcast Holdings.

Lines and Letters of Credit

As of December 31, 2004, we and certain of our subsidiaries had unused lines of credit of $4.062 billion under their respective credit facilities.

As of December 31, 2004, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $442 million to cover potential fundings under various agreements.

Commercial Paper

In June 2004, we entered into a commercial paper program to provide a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. Amounts outstanding under the program are classified as long-term in our consolidated balance sheet because we have both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under our revolving bank credit facility.

Revolving Bank Credit Facility

In January 2004, we entered into a $4.5 billion, five-year revolving bank credit facility. Interest rates on this facility vary based on an underlying base rate ("Base Rate"), chosen at our option, plus a borrowing margin. The Base Rate is either LIBOR or the greater of the prime rate or the Federal Funds rate plus 0.5%. The borrowing margin is based on our senior unsecured debt ratings. The interest rate for borrowings under this revolver is LIBOR plus 0.625% based on our current credit ratings.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Notes Exchangeable into Common Stock

We hold exchangeable notes (the "Exchangeable Notes") that are mandatorily redeemable at our option into shares of Cablevision Class A common stock or its cash equivalent, Microsoft common stock or its cash equivalent, (i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs, and Comcast Class A Special common stock or its cash equivalent. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. Our Exchangeable Notes are collateralized by our investments in Cablevision, Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury (see Note 6).

During 2004, we redeemed an aggregate of $847 million face amount of notes exchangeable into Comcast common stock (covering approximately 22.5 million shares of our Class A Special common stock) prior to their scheduled maturity dates by paying $609 million in cash and by exercising our options to put the underlying equity collar agreements to the counterparties. Interest expense for 2004 includes $31 million related to the early redemption of these obligations. As of December 31, 2004, $272 million of Comcast exchangeable notes, which are due in November 2005, remain outstanding. The remaining outstanding notes exchangeable into Comcast common stock are collateralized by approximately 8.4 million shares of our Class A Special common stock held in treasury.

During 2004 and 2003, we settled an aggregate of $2.359 billion face amount and $1.213 billion face amount, respectively, of our obligations relating to our Exchangeable Notes by delivering the underlying Cablevision and Microsoft shares and Vodafone ADRs to the counterparties upon maturity of the instruments, and the equity collar agreements related to the underlying securities were exercised. These transactions represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature.

As of December 31, 2004, the securities we hold collateralizing the Exchangeable Notes were sufficient to substantially satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 6 and 12 ).

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

ZONES

At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the "ZONES") are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES of $1.807 billion or the market value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holder's option for an amount of cash equal to 95% of the market value of Sprint common stock.

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 6) and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (in millions):

Year ended December 31, 2004	Exchangeable Notes	ZONES

Balance at Beginning of Year:
Debt component	$5,030	$515
Derivative component	(712)	268

Total	4,318	783
Decrease in debt component due to maturities and redemptions	(3,206)	—
Change in debt component to interest expense	(63)	25
Change in derivative component due to settlements	653	—
Change in derivative component to investment income (loss), net	(3)	(100)
Balance at End of Year:
Debt component	1,761	540
Derivative component	(62)	168

Total	$1,699	$708

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Interest Rates

Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate on our total debt outstanding was 7.38% and 7.08% as of December 31, 2004 and 2003, respectively. As of December 31, 2004 and 2003, accrued interest was $444 million and $481 million, respectively.

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

The following table summarizes the terms of our existing swaps (dollars in millions):

	Notional Amount	Maturities	Average Pay Rate	Average Receive Rate	Estimated Fair Value

As of December 31, 2004
Variable to Fixed Swaps	$488	2005	7.6%	3.0%	$8
Fixed to Variable Swaps	$3,900	2006 – 2027	4.6%	6.3%	$9
As of December 31, 2003
Variable to Fixed Swaps	$1,203	2004 – 2005	7.6%	1.7%	$25
Fixed to Variable Swaps	$2,450	2006 – 2027	3.7%	6.6%	$15

The notional amounts of interest rate instruments, as presented in the above table, are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds to settle the outstanding contracts. Swaps and rate locks represent an integral part of our interest rate risk management program. During 2004, we decreased our interest expense by approximately $66 million through our interest rate risk management program. Our interest rate derivative financial instruments did not have a significant effect on interest expense for the years ended December 31, 2003 and 2002.

In 2002, we entered into rate locks to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed rate debt in connection with the Broadband acquisition may be adversely affected by interest rate fluctuations. Upon the assumption of fixed rate debt in connection with the Broadband acquisition, the value of the rate locks is being recognized as an adjustment to interest expense, similar to a deferred financing cost, over 15 years, which is the same period in which the related interest costs on the debt are recognized in earnings. The unrealized pre-tax losses on cash flow hedges as of December 31, 2004 and 2003, of $196 million and $213 million, respectively, have been reported in our balance sheet as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $69 million and $75 million, respectively.

Estimated Fair Value

Our debt had estimated fair values of $26.459 billion and $30.427 billion as of December 31, 2004 and 2003, respectively. The estimated fair value of our publicly traded debt is based on quoted market prices for that debt. Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

Debt Covenants

Some of our and our subsidiaries' loan agreements require that we maintain financial ratios based on debt, interest and operating income before depreciation and amortization, as defined in the agreements. In addition, some of our subsidiaries' loan agreements contain restrictions on dividend payments and advances of funds to us. We were in compliance with all financial covenants for all periods presented.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

9. PENSION, POSTRETIREMENT AND OTHER EMPLOYEE BENEFIT PLANS

We sponsor two former Broadband pension plans that together provide benefits to substantially all former Broadband employees. Future benefits for both plans have been frozen, except for some union groups and some change-in-control payments.

The following table provides condensed information relating to our pension benefits and postretirement benefits for the periods presented (dollars in millions):

	2004		2003

Year Ended December 31,	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits

Net periodic benefit cost	$9	$23	$15	$19
Benefit obligation	$189	$207	$234	$200
Fair value of plan assets	$72	$—	$69	$—
Plan funded status and recorded benefit obligation	$(117)	$(215)	$(166)	$(195)
Discount rate	5.75%	6.00%	6.00%	6.25%
Expected return on plan assets	7.00%	N/A	7.00%	N/A

We sponsor various retirement-investment plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. We match a percentage of the employees' contributions up to certain limits. Expenses related to these plans amounted to $100 million, $85 million and $28 million for the years ended December 31, 2004, 2003 and 2002, respectively.

We also maintain unfunded, non-qualified deferred compensation plans, which were created for key executives, other members of management and non-employee directors (each a "Participant"). The amount of compensation deferred by each Participant is based on Participant elections. Account balances of Participants are credited with income based generally on a fixed annual rate of interest. Participants will be eligible to receive distributions of the amounts credited to their account balance based on elected deferral periods that are consistent with the plans and applicable tax law. Interest expense recognized under the plans totaled $33 million, $22 million and $15 million for the years ended December 31, 2004, 2003 and 2002, respectively. The unfunded obligation of the plans total $396 million and $294 million as of December 31, 2004 and 2003, respectively.

10. STOCKHOLDERS' EQUITY

Preferred Stock

We are authorized to issue, in one or more series, up to a maximum of 20 million shares of preferred stock. We can issue the shares with such designations, preferences, qualifications, privileges, limitations, restrictions, options, conversion rights and other special or related rights as our board of directors shall from time to time fix by resolution.

Common Stock

Our Class A Special common stock is generally nonvoting. Holders of our Class A common stock in the aggregate hold 66 2/3% of the aggregate voting power of our common stock. The number of votes that each share of our Class A common stock will have at any given time will depend on the number of shares of Class A common stock and Class B common stock then outstanding. Each share of our Class B common stock is entitled to 15 votes, and all shares of our Class B common stock in the aggregate have 33 1/3% of the voting power of all of our common stock. The 33 1/3% aggregate voting power of our Class B common stock will not be diluted by additional issuances of any other class of our common stock. Our Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

Treasury Stock

Various Broadband subsidiaries held AT&T preferred stock convertible into AT&T common stock. Prior to the closing of the Broadband acquisition, these subsidiaries converted the AT&T preferred stock into AT&T common stock. Upon closing of the Broadband acquisition, the shares of Broadband common stock were exchanged for approximately 243.6 million shares of our Class A common stock. We classified these shares, which are held by some of our subsidiaries, as treasury stock within stockholders' equity. The shares were valued at $6.391 billion based on the closing share price of our Class A common stock as of the closing date of the Broadband acquisition and will continue to be carried at this amount. The shares are deemed issued but not outstanding and are not included in the computation of Diluted EPS.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

Prior to the Broadband acquisition, Broadband held approximately 47.3 million shares of our Class A Special common stock that collateralized the related Comcast exchangeable notes (see Note 8). Upon closing of the Broadband acquisition, we classified these shares, which are held by our subsidiary, as treasury stock within stockholders' equity. The shares were valued based on the closing share price of our Class A Special common stock as of the closing date of the Broadband acquisition. The shares are deemed issued but not outstanding and are not included in the computation of Diluted EPS because it is our intent to settle the related Comcast exchangeable notes using cash.

Board-Authorized Repurchase Program

During 2004, we repurchased approximately 46.9 million shares of our Class A Special common stock for aggregate consideration of $1.328 billion pursuant to our Board-authorized, $2 billion share repurchase program. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

The following table summarizes our share activity for the three years ended December 31, 2004:

	Common Stock

	Class A	Class A Special	Class B

Balance, January 1, 2002	21,829,422	913,931,554	9,444,375
Acquisitions	1,577,117,883	14,376,283	—
Shares classified as treasury stock	(243,640,500)	(47,289,843)	—
Stock compensation plans	66,843	1,861,961	—
Employee Stock Purchase Plan	—	463,635	—

Balance, December 31, 2002	1,355,373,648	883,343,590	9,444,375
Stock compensation plans	1,451,469	1,807,358	—
Employee Stock Purchase Plan	695,440	137,085	—
Repurchases of common stock	—	(845,000)	—

Balance, December 31, 2003	1,357,520,557	884,443,033	9,444,375
Stock compensation plans	1,024,856	5,435,772	—
Employee Stock Purchase Plan	1,134,951	—	—
Repurchases of common stock	—	(46,934,235)	—

Balance, December 31, 2004	1,359,680,364	842,944,570	9,444,375

Stock-Based Compensation Plans

As of December 31, 2004, we and our subsidiaries have several stock-based compensation plans for certain employees, officers and directors. These plans are described below.

 Comcast Option Plans.    We maintain stock option plans for certain employees, directors and other persons under which fixed stock options are granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the "Comcast Option Plans"). Under the Comcast Option Plans, approximately 182 million shares of our Class A and Class A Special common stock were reserved for issuance upon the exercise of options, including those outstanding as of December 31, 2004. Option terms are generally 10 years, with options generally becoming exercisable between two and nine-and-one-half years from the date of grant.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

The following table summarizes the activity of the Comcast Option Plans (options in thousands):

	2004		2003		2002

	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price	Options	Weighted- Average Exercise Price

Class A Common Stock
Outstanding at beginning of year	85,151	$39.28	63,575	$43.31	—	—
Options exchanged for outstanding Broadband options in connection with acquisition	—	—	—	—	61,094	$44.17
Granted	16,190	29.86	25,206	28.84	2,762	24.85
Exercised	(986)	19.51	(1,264)	20.44	(43)	17.79
Forfeited, expired, cancelled or repurchased	(18,011)	42.37	(2,366)	47.14	(238)	55.19

Outstanding at end of year	82,344	36.99	85,151	39.28	63,575	43.31

Exercisable at end of year	43,284	44.36	56,110	44.90	58,135	44.91

Class A Special Common Stock
Outstanding at beginning of year	60,464	$29.43	64,890	$28.57	55,521	$26.89
Granted	—	—	—	—	13,857	32.29
Exercised	(4,207)	11.53	(3,176)	8.92	(2,347)	8.83
Forfeited, expired, cancelled or repurchased	(1,019)	35.53	(1,250)	36.19	(2,141)	30.38

Outstanding at end of year	55,238	30.67	60,464	29.43	64,890	28.57

Exercisable at end of year	48,394	31.20	29,212	25.26	22,798	21.08

The following table summarizes information about the options outstanding under the Comcast Option Plans as of December 31, 2004 (options in thousands):

	Options Outstanding			Options Exercisable

Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price

Class A Common Stock
$5.43 – $15.21	1,305	1.8 years	$10.01	1,305	$10.01
$16.11 – $27.74	22,086	7.4 years	26.27	5,996	24.69
$27.76 – $33.73	32,272	6.8 years	31.01	9,824	32.38
$33.89 – $45.07	9,927	2.7 years	38.42	9,405	38.50
$45.08 – $60.89	10,052	4.0 years	55.31	10,052	55.31
$60.90 – $89.85	6,702	4.1 years	77.79	6,702	77.79

	82,344			43,284

Class A Special Common Stock
$7.31 – $14.94	4,875	2.1 years	$11.29	4,873	$11.29
$16.94 – $25.58	12,118	4.5 years	18.50	8,248	17.69
$27.04 – $35.49	15,849	6.0 years	34.10	14,248	34.14
$35.53 – $45.17	20,947	5.8 years	38.25	19,603	38.28
$45.94 – $53.13	1,449	5.0 years	50.43	1,422	50.40

	55,238			48,394

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

 Stock Option Liquidity Program.    During 2004, we repurchased 11.1 million options from various non-employee holders of stock options under a stock option liquidity program, targeted primarily to former Broadband employees. The former option holders received $37 million for their options under the program. Our financial counterparty in connection with the stock option liquidity program funded the cost of the program through the simultaneous purchase by the counterparty of new stock options from us that had similar economic terms as the options being purchased by us from the option holders. As a result, 11.1 million options remain outstanding, with a weighted-average exercise price of $45.64 per share and expire over the course of the next 8 years. These options are excluded from options outstanding in the preceding tables at dates subsequent to this transaction. We will benefit from the elimination of ongoing administrative expenses, such as the indirect employee time associated with servicing this option holder group.

 Subsidiary Option Plans.    Some of our subsidiaries maintain combination stock option/stock appreciation rights ("SAR") plans (collectively, the "Tandem Plans") for employees, officers, directors and other designated persons. Under the Tandem Plans, the option price is generally not less than the fair value, as determined by an independent appraisal, of a share of the underlying common stock at the date of grant. If the eligible participant elects the SAR feature of the Tandem Plans, the participant receives 75% of the excess of the fair value of a share of the underlying common stock over the exercise price of the option to which it is attached at the exercise date. The holders of a majority of the outstanding options have stated an intention not to exercise the SAR feature of the Tandem Plans. Because the exercise of the option component is more likely than the exercise of the SAR feature, compensation expense is measured based on the stock option component. Under the Tandem Plans, option/SAR terms are 10 years from the date of grant, with options/SARs generally becoming exercisable over 4 to 5 years from the date of grant.

Other Stock-Based Compensation Plans

We maintain a restricted stock plan under which certain employees may be granted restricted share awards in our Class A or Class A Special common stock (the "Restricted Stock Plan"). The share awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights. At December 31, 2004, there were 2,536,000 shares of our Class A common stock and 392,000 shares of our Class A Special common stock issuable in connection with restricted share awards under the Restricted Stock Plan.

The following table summarizes information related to our Restricted Stock Plan:

Year Ended December 31,	2004	2003	2002

Share awards granted (in thousands)	2,490	197	61
Weighted-average fair value per share at date of grant	$31.09	$30.85	$28.47
Compensation expense (dollars in millions)	$33	$8	$8

We also maintain a deferred stock option plan for certain employees, officers and directors that provides the optionees with the opportunity to defer the receipt of shares of our Class A or Class A Special common stock which would otherwise be deliverable upon exercise by the optionees of their stock options. As of December 31, 2004, 1.7 million shares of Class A Special common stock were issuable under options exercised but the receipt of which was irrevocably deferred by the optionees pursuant to our deferred stock option plan.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

11. INCOME TAXES

We join with our 80% or more owned subsidiaries in filing consolidated federal income tax returns. E! Entertainment files separate consolidated federal income tax returns. Income tax (expense) benefit consists of the following components (dollars in millions):

Year Ended December 31,	2004	2003	2002

Current (expense) benefit
Federal	$(90)	$846	$73
State	(205)	(10)	(40)

	(295)	836	33

Deferred (expense) benefit
Federal	(589)	(886)	88
State	58	66	7

	(531)	(820)	95

Income tax (expense) benefit	$(826)	$16	$128

Our effective income tax (expense) benefit differs from the statutory amount because of the effect of the following items (dollars in millions):

Year Ended December 31,	2004	2003	2002

Federal tax at statutory rate	$(634)	$48	$193
State income taxes, net of federal benefit	(96)	37	(22)
Foreign income and equity in net losses of affiliates	(9)	23	3
Adjustments to prior year accrual	(82)	(90)	(45)
Other	(5)	(2)	(1)

Income tax (expense) benefit	$(826)	$16	$128

Our net deferred tax liability consists of the following components (dollars in millions):

December 31,	2004	2003

Deferred tax assets:
Net operating loss carryforwards	$483	$224
Differences between book and tax basis of long-term debt	221	231
Non-deductible accruals and other	956	1,339

	1,660	1,794

Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	$23,414	$21,991
Differences between book and tax basis of investments	4,855	5,926
Differences between book and tax basis of indexed debt securities	566	456

	28,835	28,373

Net deferred tax liability	$27,175	$26,579

We increased net deferred income tax liabilities by an additional $77 million in 2004, principally in connection with adjustments made to the Broadband purchase price allocation, the Liberty exchange and the TechTV acquisition. We recorded an increase (decrease) of $(12) million, $3 million and $(152) million to net deferred income tax liabilities in 2004, 2003 and 2002, respectively, in connection with unrealized gains (losses) on marketable securities and cash flow hedges that are included in accumulated other comprehensive income (loss).

We have recorded net deferred tax liabilities of $360 million and $679 million, as of December 31, 2004 and 2003, respectively, which have been included in current liabilities, related primarily to our current investments. We have federal net operating loss carryforwards of $565 million and various state carryforwards that expire in periods through 2024. The determination of the state net operating loss

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

carryforwards are dependent upon the subsidiaries' taxable income or loss, apportionment percentages and other respective state laws, which can change from year to year and impact the amount of such carryforward.

In 2004, 2003 and 2002, income tax benefits attributable to employee stock option transactions of approximately $80 million, $19 million and $27 million, respectively, were allocated to stockholders' equity.

In the normal course of business, our tax returns are subject to examination by various taxing authorities. Such examinations may result in future tax and interest assessments by these taxing authorities, and we have accrued a liability when we believe that it is probable that we will be assessed. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow of any one period.

12. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

The following table summarizes the fair values of the assets and liabilities associated with the Broadband acquisition, which is considered a non-cash financing and investing activity (see Note 5 ) (dollars in millions):

Year Ended December 31,	2002

Current assets	$1,533
Investments	17,325
Property and equipment	11,757
Intangible assets	46,510
Other noncurrent assets	300
Current liabilities	(4,694)
Short-term debt and current portion of long-term debt	(8,049)
Long-term debt	(16,811)
Deferred income taxes	(17,541)
Other noncurrent liabilities and minority interest	(5,831)
Comcast shares held by Broadband	1,126

Net assets acquired	$25,625

The following table summarizes our cash payments for interest and income taxes (dollars in millions):

Year Ended December 31,	2004	2003	2002

Interest	$1,898	$2,053	$788
Income taxes	$205	$945	$33

During 2004, we:

  •
  received federal income tax refunds of approximately $591 million,

  •
  settled through non-cash financing and investing activities approximately $1.944 billion related to our Exchangeable Notes (see Note 8 ),

  •
  acquired cable systems through the assumption of $68 million of debt, which is considered a non-cash investing and financing activity,

  •
  issued shares of G4 with a value of approximately $70 million in connection with the acquisition of TechTV (see Note 5 ), which is considered a non-cash financing and investing activity; and

  •
  received non-cash consideration of approximately $475 million in connection with the Liberty Exchange Agreement (see Note 5 ), which is considered a non-cash investing activity.

During 2003, we:

  •
  settled through non-cash financing and investing activities approximately $1.353 billion related to our Exchangeable Notes (see Note 8 ) and

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

  •
  received 218 million Liberty shares and $4 billion of Liberty Notes in connection with the sale of QVC, which are non-cash investing activities (see Note 5 ).

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

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 6). The obligations expire between March 2007 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of December 31, 2004, at which time there were no quoted market prices for similar agreements.

The following table summarizes our minimum annual commitments under program license agreements and our minimum annual rental commitments for office space, equipment and transponder service agreements under noncancelable operating leases as of December 31, 2004 (dollars in millions):

	Program License Agreements	Operating Leases	Total

2005	$168	$190	$358
2006	165	163	328
2007	142	132	274
2008	147	111	258
2009	131	92	223
Thereafter	1,474	299	1,773

The following table summarizes our rental expense charged to operations (dollars in millions):

Year Ended December 31,	2004	2003	2002

Rental expense	$194	$157	$140

Contingencies

We and the minority owner group in Comcast-Spectacor each have the right to initiate an "exit" process under which the fair market value of Comcast-Spectacor would be determined by appraisal. Following such determination, we would have the option to acquire the interest in Comcast-Spectacor owned by the minority owner group based on the appraised fair market value. In the event we do not exercise this option, we and the minority owner group would then be required to use our best efforts to sell Comcast-Spectacor. This exit process includes the minority owner group's interest in CSN.

We hold 39.7% of our 60.5% interest in E! Entertainment through Comcast Entertainment Holdings, LLC ("Entertainment Holdings"), which is owned 50.1% by us and 49.9% by The Walt Disney Company ("Disney"). We own an additional 20.8% direct interest in E! Entertainment. Under a limited liability company agreement between us and Disney, we control E! Entertainment's operations. Under the agreement, Disney is entitled to trigger a potential exit process in which Entertainment Holdings would have the right to purchase Disney's entire interest in Entertainment Holdings at its then fair market value (as determined by an appraisal process). If Disney exercises this right within a specified time period and Entertainment Holdings elects not to purchase Disney's interest, Disney then has the right to purchase, at appraised fair market value, either our entire interest in Entertainment Holdings or all of the shares of stock of E! Entertainment held by Entertainment Holdings. In the event that Disney exercises its right and neither Disney's nor our interest is purchased, Entertainment Holdings will continue to be owned as it is today, as if the exit process had not been triggered.

The minority owner of G4 is entitled to trigger an exit process whereby upon the fifth anniversary of the closing date and each successive anniversary of the closing date or the occurrence of certain other defined events, G4 would be required to purchase the minority owner's 15% interest at fair market value (as determined by an appraisal process).

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

At Home.

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against us, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended ("the 1934 Act"), purported to have arisen in connection with certain transactions relating to At Home stock, effected pursuant to the March 2000 agreements; and (iv) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against us, AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged "preference" payments in excess of $89 million, allegedly made to the defendants prior to the At Home bankruptcy filing.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. Plaintiffs' motion for class certification is pending. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims. They may also recommence the breach of fiduciary duty claim depending on the outcome of the Santa Clara, California, state court action against AT&T (described in item (i) below). In the meantime, we have entered into an agreement with plaintiffs tolling the statute of limitations for the breach of fiduciary duty claim. In the action in the United States Bankruptcy Court for the Northern District of California (item (iv) above), the parties filed a stipulation in January 2004, staying the case (on account of other pending litigation relating to the At Home bankruptcy) until such time as either party elects to resume the case.

Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to certain At Home litigation. For litigation in which we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50%. In addition to the actions against AT&T described in items (i), (ii) and (iv) above, (in which we are also a defendant), such litigation matters may also include two additional actions brought by At Home's bondholders' liquidating trust against AT&T (and not naming us): (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California, state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions and prior and subsequent alleged conduct on the part of the defendants, and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. Discovery in the Santa Clara action is nearly complete and trial is scheduled for May 2005. The action in the District Court for the Northern District of California is in the discovery stage.

We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and are defending all of these claims vigorously. The final disposition of these claims and the final resolution of our share (if any) of the AT&T At Home potential liabilities are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

AT&T—Wireless and Common Stock Cases.

Under the terms of the Broadband acquisition, we are potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, and Section 10(b) of the 1934 Act.

The first lawsuit, for which our portion of any loss is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering ("Wireless Case"). In March 2004, the plaintiffs, and AT&T and the other defendants, moved for summary judgment in the Wireless Case. The New Jersey District Court denied the motions and the Judicial Panel on Multidistrict Litigation remanded the cases for trial to the United States District Court for the Southern District of New York, where they had originally been brought. No trial date has been set. We and AT&T believe that AT&T has meritorious defenses in the Wireless Case, and it is being vigorously defended.

The second lawsuit, for which our portion of any loss is 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock ("Common Stock Case"). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million, which was preliminarily approved by the court. We expect final approval of the settlement by the court in the second quarter of 2005. We have agreed to pay $50 million of the settlement amount.

In November 2004, AT&T brought suit against the D&O insurers in Delaware Superior Court, seeking a declaration of coverage and damages in the At Home cases, the Wireless Case and the Common Stock Case. This litigation is in its very early stages.

In connection with the Broadband acquisition, we recorded an estimate of the fair value of the potential liability associated with both the Wireless and Common Stock cases. As a result of the settlement reached during the fourth quarter of 2004, we reduced the fair value liability in the Common Stock Case by $250 million, which has been recognized in other income in our statement of operations.

AT&T—TCI.

In June 1998, the first of a number of purported class action lawsuits was filed by then-shareholders of Tele-Communications, Inc. ("TCI") Series A TCI Group Common Stock ("Common A") against AT&T and the directors of TCI relating to the acquisition of TCI by AT&T. A consolidated amended complaint combining the various different actions was filed in February 1999 in the Delaware Court of Chancery. The consolidated amended complaint alleges that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received in connection with the transaction. The complaint further alleges that AT&T aided and abetted the TCI directors' breach of their fiduciary duties.

In connection with the TCI acquisition, which was completed in early 1999, AT&T agreed under certain circumstances to indemnify TCI's former directors for certain losses, expenses, claims or liabilities, potentially including those incurred in connection with this action. In connection with the Broadband acquisition, we agreed to indemnify AT&T for certain losses, expenses, claims or liabilities. Those losses and expenses potentially include those incurred by AT&T in connection with this action, both as a defendant and in connection with any obligation that AT&T may have to indemnify the former TCI directors for liabilities incurred as a result of the claims against them.

In July 2003, the Delaware Court of Chancery granted AT&T's motion to dismiss on the ground that the complaint failed to adequately plead AT&T's "knowing participation," as required to state a claim for aiding and abetting a breach of fiduciary duty. The other claims made in the complaint remain outstanding. Fact discovery in this matter is now closed. The former TCI director defendants anticipate filing a motion for summary judgment in February 2005. No trial date has been set.

The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acacia.

In June 2004, Acacia Media Technologies Corporation ("Acacia") filed a lawsuit against us and others in the United States District Court for the Northern District of California. The complaint alleges infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously.

The final disposition of this claim is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Liberty Digital.

In January 2003, Liberty Digital, Inc. filed a complaint in Colorado state court against us. The complaint alleged that we breached a 1997 Contribution Agreement with Liberty Digital and that we tortiously interfered with that agreement. The complaint alleged that this agreement obligated us to pay fees to Liberty Digital totaling $18 million (increasing at CPI) per year through 2017. Liberty Digital sought, among other things, compensatory damages, specific performance of the agreement, a declaration that the agreement is valid and enforceable going forward, and an unspecified amount of exemplary damages from us based on the alleged intentional interference claim.

In July 2004, we entered into an exchange agreement with Liberty (the parent company of Liberty Digital). The transactions closed in July 2004 and resolved all claims in the litigation.

Other.

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

14. FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Beginning in the first quarter of 2004, we elected to disclose our content businesses separately as a reportable segment even though our content segment does not meet the quantitative disclosure requirements of SFAS No. 131, "Disclosures About Segments of an Enterprise and Related Information." These consolidated financial statements present all periods on a comparable basis. Our content segment consists of our national networks E!, Style Network, TGC, OLN, G4 and International Channel Networks. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (dollars in millions).

	Cable(1)	Content	Corporate and Other(2)	Eliminations(3)	Total

2004
Revenues(4)	$19,316	$787	$332	$(128)	$20,307
Operating income (loss) before depreciation and amortization(5)	7,471	265	(203)	(2)	7,531
Depreciation and amortization	4,375	162	88	(2)	4,623
Operating income (loss)	3,096	103	(291)	—	2,908
Assets	103,727	2,533	1,112	(2,678)	104,694
Capital expenditures	3,622	17	21	—	3,660
2003
Revenues(4)	$17,492	$628	$341	$(113)	$18,348
Operating income (loss) before depreciation and amortization(5)	6,350	214	(178)	6	6,392
Depreciation and amortization	4,223	129	88	(2)	4,438
Operating income (loss)	2,127	85	(266)	8	1,954
Assets	105,316	2,048	1,945	(150)	109,159
Capital expenditures	4,097	18	46	—	4,161
2002
Revenues(4)	$7,350	$521	$302	$(71)	$8,102
Operating income (loss) before depreciation and amortization(5)	2,798	170	(126)	(6)	2,836
Depreciation and amortization	1,670	129	118	(2)	1,915
Operating income (loss)	1,128	41	(244)	(4)	921
Assets	106,291	2,100	4,808	(71)	113,128
Capital expenditures	1,814	12	26	—	1,852

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

(1)
Our regional sports and news networks CSN, CSN Mid-Atlantic, CSN Chicago, CSN West, CSS and CN8 are included in our cable segment.

(2)
Corporate and other includes Comcast-Spectacor, corporate activities and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 6 ).

(3)
Included in the Eliminations column in the table above are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

•
Our Content segment generates affiliate revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount.

•
Our Cable segment receives incentives offered by our Content segment when negotiating programming contracts that are recorded as a reduction of programming costs.

•
Our Cable segment generates revenue by selling the use of satellite feeds to our Content segment.

•
Our Cable segment generates revenue by selling the use of its fiber-optic lines and site conditioning to our Corporate and Other segment. Our Corporate and Other segment pays our Cable segment a lump sum and holds the property and the related depreciation expense and accumulated depreciation. Our Cable segment's revenue is generated through the amortization of the deferred revenue recorded for the lump sum payment.

•
Our Corporate and Other segment generates revenue by selling long-distance services to our Cable segment.

(4)
Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(5)
Operating income (loss) before depreciation and amortization is defined as operating income (loss) before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

15. QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

(Dollars in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year

2004
Revenues	$4,908	$5,066	$5,098	$5,235	$20,307
Operating income	659	852	686	711	2,908
Net income	65	262	220	423	970
Basic earnings for common stockholders per common share	0.03	0.12	0.10	0.19	0.43
Diluted earnings for common stockholders per common share	0.03	0.12	0.10	0.19	0.43
2003
Revenues	$4,466	$4,594	$4,546	$4,742	$18,348
Operating income(1)	294	425	493	742	1,954
Income (loss) from continuing operations	(355)	(93)	(153)	383	(218)
Income from discontinued operations(2)	58	71	39	—	168
Gain on discontinued operations(2)	—	—	3,290	—	3,290
Net income (loss)	(297)	(22)	3,176	383	3,240
Basic earnings (loss) for common stockholders per common share
Income (loss) from continuing operations	(0.16)	(0.04)	(0.07)	0.17	(0.10)
Income from discontinued operations(2)	0.03	0.03	0.02	—	0.08
Gain on discontinued operations(2)	—	—	1.46	—	1.46
Net income (loss)	(0.13)	(0.01)	1.41	0.17	1.44
Diluted earnings (loss) for common stockholders per common share
Income (loss) from continuing operations	(0.16)	(0.04)	(0.07)	0.17	(0.10)
Income from discontinued operations(2)	0.03	0.03	0.02	—	0.08
Gain on discontinued operations(2)	—	—	1.46	—	1.46
Net income (loss)	(0.13)	(0.01)	1.41	0.17	1.44

(1)
In the fourth quarter of 2003, we reduced our intangible assets as a result of obtaining updated valuation reports related to the Broadband acquisition. Accordingly, fourth quarter operating income includes a reduction in amortization expense of approximately $115 million related to prior quarters.

(2)
In September 2003, we sold our interest in QVC to Liberty. QVC is presented as a discontinued operation for all periods presented.

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

16. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

In November 2002, in order to simplify our capital structure, we and four of our cable holding company subsidiaries, Comcast Cable Communications, LLC ("CCCL"), Comcast Cable Communications Holdings, Inc. ("CCCH"), Comcast MO Group, Inc. ("Comcast MO Group"), and Comcast Cable Holdings, LLC ("CCH"), fully and unconditionally guaranteed each other's debt securities. On March 12, 2003, Comcast MO of Delaware, LLC ("Comcast MO of Delaware") was added to the cross-guarantee structure. Comcast MO Group and CCH (for the year ended December 31, 2002) and Comcast MO Group, CCH and Comcast MO of Delaware (as of December 31, 2004 and 2003, and for the years ended December 31, 2004 and 2003) are collectively referred to as the "Combined CCHMO Parents." Our condensed consolidating financial information is as follows (dollars in millions):

COMCAST CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$452	$—	$452
Investments	—	—	—	—	1,555	—	1,555
Accounts receivable, net	—	—	—	—	959	—	959
Other current assets	15	—	—	—	554	—	569

Total current assets	15	—	—	—	3,520	—	3,535

INVESTMENTS	—	—	—	—	12,812	—	12,812
INVESTMENTS IN AND AMOUNTS DUE FROM SUBSIDIARIES ELIMINATED UPON CONSOLIDATION	48,317	28,687	35,642	41,898	22,135	(176,679)	—
PROPERTY AND EQUIPMENT, net	8	—	3	—	18,700	—	18,711
FRANCHISE RIGHTS	—	—	—	—	51,071	—	51,071
GOODWILL	—	—	—	—	14,020	—	14,020
OTHER INTANGIBLE ASSETS, net	—	—	—	—	3,851	—	3,851
OTHER NONCURRENT ASSETS, net	107	30	27	—	530	—	694

Total Assets	$48,447	$28,717	$35,672	$41,898	$126,639	$(176,679)	$104,694

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$2,041	$—	$2,041
Accrued expenses and other current liabilities	671	216	126	197	1,525	—	2,735
Deferred income taxes	—	—	—	—	360	—	360
Current portion of long-term debt	—	700	—	1,080	1,719	—	3,499

Total current liabilities	671	916	126	1,277	5,645	—	8,635

LONG-TERM DEBT, less current portion	4,323	5,643	3,498	4,979	1,650	—	20,093
DEFERRED INCOME TAXES	—	—	—	—	26,815	—	26,815
OTHER NONCURRENT LIABILITIES	2,031	23	—	—	5,207	—	7,261
MINORITY INTEREST	—	—	—	—	468	—	468
STOCKHOLDERS' EQUITY
Common stock	25	—	—	—	—	—	25
Other stockholders' equity	41,397	22,135	32,048	35,642	86,854	(176,679)	41,397

Total Stockholders' Equity	41,422	22,135	32,048	35,642	86,854	(176,679)	41,422

Total Liabilities and Stockholders' Equity	$48,447	$28,717	$35,672	$41,898	$126,639	$(176,679)	$104,694

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

COMCAST CORPORATION
CONDENSED CONSOLIDATING BALANCE SHEET
AS OF DECEMBER 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$1,550	$—	$1,550
Investments	50	—	—	—	2,443	—	2,493
Accounts receivable, net	—	—	—	—	907	—	907
Other current assets	15	—	—	—	438	—	453

Total current assets	65	—	—	—	5,338	—	5,403

INVESTMENTS	—	—	—	—	14,818	—	14,818
INVESTMENTS IN AND AMOUNTS DUE FROM SUBSIDIARIES ELIMINATED UPON CONSOLIDATION	46,268	26,643	33,138	39,919	19,678	(165,646)	—
PROPERTY AND EQUIPMENT, net	7	—	4	—	18,462	—	18,473
FRANCHISE RIGHTS	—	—	—	—	51,050	—	51,050
GOODWILL	—	—	—	—	14,841	—	14,841
OTHER INTANGIBLE ASSETS, net	—	—	—	—	3,859	—	3,859
OTHER NONCURRENT ASSETS, net	87	43	30	—	555	—	715

Total Assets	$46,427	$26,686	$33,172	$39,919	$128,601	$(165,646)	$109,159

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$2,355	$—	$2,355
Accrued expenses and other current liabilities	391	99	76	316	2,577	—	3,459
Deferred income taxes	—	—	—	—	679	—	679
Current portion of long-term debt	—	303	—	314	2,544	—	3,161

Total current liabilities	391	402	76	630	8,155	—	9,654

LONG-TERM DEBT, less current portion	3,994	6,606	3,498	6,151	3,586	—	23,835
DEFERRED INCOME TAXES	—	—	—	—	25,900	—	25,900
OTHER NONCURRENT LIABILITIES	380	—	—	—	7,336	—	7,716
MINORITY INTEREST	—	—	—	—	392	—	392
STOCKHOLDERS' EQUITY
Common stock	25	—	—	—	—	—	25
Other stockholders' equity	41,637	19,678	29,598	33,138	83,232	(165,646)	41,637

Total Stockholders' Equity	41,662	19,678	29,598	33,138	83,232	(165,646)	41,662

Total Liabilities and Stockholders' Equity	$46,427	$26,686	$33,172	$39,919	$128,601	$(165,646)	$109,159

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

COMCAST CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$—	$—	$—	$—	$20,307	$—	$20,307
Management fee revenue	416	161	253	253	—	(1,083)	—

	416	161	253	253	20,307	(1,083)	20,307

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	7,462	—	7,462
Selling, general and administrative	168	161	253	253	5,562	(1,083)	5,314
Depreciation	2	—	—	—	3,418	—	3,420
Amortization	—	—	—	—	1,203	—	1,203

	170	161	253	253	17,645	(1,083)	17,399

OPERATING INCOME	246	—	—	—	2,662	—	2,908
OTHER INCOME (EXPENSE)
Interest expense	(289)	(474)	(348)	(399)	(366)	—	(1,876)
Investment loss, net	—	—	—	—	472	—	472
Equity in net (losses) income of affiliates	998	1,170	310	569	774	(3,909)	(88)
Other income	—	—	—	—	394	—	394

	709	696	(38)	170	1,274	(3,909)	(1,098)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	955	696	(38)	170	3,936	(3,909)	1,810
INCOME TAX BENEFIT (EXPENSE)	15	166	122	140	(1,269)	—	(826)

INCOME (LOSS) BEFORE MINORITY INTEREST	970	862	84	310	2,667	(3,909)	984
MINORITY INTEREST	—	—	—	—	(14)	—	(14)

NET INCOME (LOSS)	$970	$862	$84	$310	$2,653	$(3,909)	$970

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

COMCAST CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES
Service revenues	$—	$—	$—	$—	$18,348	$—	$18,348
Management fee revenue	376	147	231	231	—	(985)	—

	376	147	231	231	18,348	(985)	18,348

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	7,041	—	7,041
Selling, general and administrative	156	147	231	231	5,135	(985)	4,915
Depreciation	—	—	—	—	3,166	—	3,166
Amortization	—	—	—	—	1,272	—	1,272

	156	147	231	231	16,614	(985)	16,394

OPERATING INCOME	220	—	—	—	1,734	—	1,954
OTHER INCOME (EXPENSE)
Interest expense	(292)	(527)	(373)	(398)	(428)	—	(2,018)
Investment loss, net	—	—	—	—	(84)	—	(84)
Equity in net (losses) income of affiliates	3,287	996	(356)	(97)	593	(4,483)	(60)
Other income	—	—	—	—	71	—	71

	2,995	469	(729)	(495)	152	(4,483)	(2,091)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	3,215	469	(729)	(495)	1,886	(4,483)	(137)
INCOME TAX BENEFIT (EXPENSE)	25	184	131	139	(463)	—	16

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	3,240	653	(598)	(356)	1,423	(4,483)	(121)
MINORITY INTEREST	—	—	—	—	(97)	—	(97)

INCOME (LOSS) FROM CONTINUING OPERATIONS	3,240	653	(598)	(356)	1,326	(4,483)	(218)
INCOME FROM DISCONTINUED OPERATIONS, net of tax	—	—	—	—	168	—	168
GAIN ON DISCONTINUED OPERATIONS, net of tax	—	—	—	—	3,290	—	3,290

NET INCOME (LOSS)	$3,240	$653	$(598)	$(356)	$4,784	$(4,483)	$3,240

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

COMCAST CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
FOR THE YEAR ENDED DECEMBER 31, 2002

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

REVENUES	$—	$—	$—	$—	$8,102	$—	$8,102

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	3,012	—	3,012
Selling, general and administrative	24	—	—	37	2,193	—	2,254
Depreciation	—	—	—	—	1,694	—	1,694
Amortization	—	—	—	—	221	—	221

	24	—	—	37	7,120	—	7,181

OPERATING INCOME (LOSS)	(24)	—	—	(37)	982	—	921
OTHER INCOME (EXPENSE)
Interest expense	(2)	(566)	(59)	(46)	(197)	—	(870)
Investment loss, net	—	—	—	—	(543)	—	(543)
Equity in net (losses) income of affiliates	(124)	847	(176)	(125)	439	(924)	(63)
Other income	—	—	—	—	1	—	1

	(126)	281	(235)	(171)	(300)	(924)	(1,475)

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES AND MINORITY INTEREST	(150)	281	(235)	(208)	682	(924)	(554)
INCOME TAX BENEFIT (EXPENSE)	10	221	23	32	(158)	—	128

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE MINORITY INTEREST	(140)	502	(212)	(176)	524	(924)	(426)
MINORITY INTEREST	—	—	—	—	(43)	—	(43)

INCOME (LOSS) FROM CONTINUING OPERATIONS	(140)	502	(212)	(176)	481	(924)	(469)
INCOME FROM DISCONTINUED OPERATIONS	—	—	—	—	195	—	195

NET INCOME (LOSS)	$(140)	$502	$(212)	$(176)	$676	$(924)	$(274)

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

COMCAST CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$1,809	$(143)	$(155)	$(478)	$4,897	$—	$5,930

FINANCING ACTIVITIES
Proceeds from borrowings	620	—	400	—	10	—	1,030
Retirements and repayments of debt	(300)	(561)	(400)	(306)	(756)	—	(2,323)
Issuances of common stock and sales of put options on common stock	113	—	—	—	—	—	113
Repurchases of common stock and stock options held by non-employees	(1,361)	—	—	—	—	—	(1,361)
Other financing activities	8	—	—	—	17	—	25

Net cash (used in) provided by financing activities	(920)	(561)	—	(306)	(729)	—	(2,516)

INVESTING ACTIVITIES
Net transactions with affiliates	(889)	704	155	784	(754)	—	—
Capital expenditures	—	—	—	—	(3,660)	—	(3,660)
Proceeds from sales, settlements and restructuring of investments	—	—	—	—	228	—	228
Acquisitions, net of cash acquired	—	—	—	—	(296)	—	(296)
Additions to intangible and other noncurrent assets	—	—	—	—	(628)	—	(628)
Proceeds from sales of (purchases of) short-term investments, net	—	—	—	—	(13)	—	(13)
Capital contributions to and purchases of investments	—	—	—	—	(156)	—	(156)
Proceeds from settlement of contract of acquired company	—	—	—	—	26	—	26
Other investing activities	—	—	—	—	(13)	—	(13)

Net cash provided by (used in) investing activities	(889)	704	155	784	(5,266)	—	(4,512)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	(1,098)	—	(1,098)
CASH AND CASH EQUIVALENTS, beginning of year	—	—	—	—	1,550	—	1,550

CASH AND CASH EQUIVALENTS, end of year	$—	$—	$—	$—	$452	$—	$452

Notes to Consolidated Financial Statements (Continued)

Years Ended December 31, 2004, 2003 and 2002

COMCAST CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2003

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$165	$(297)	$(121)	$(553)	$3,660	$—	$2,854

FINANCING ACTIVITIES
Proceeds from borrowings	8,138	1,150	—	—	110	—	9,398
Retirements and repayments of debt	(4,830)	(2,104)	(6,250)	(2,407)	(874)	—	(16,465)
Issuances of common stock and sales of put options on common stock	—	—	—	—	67	—	67
Repurchases of common stock	—	—	—	—	(14)	—	(14)
Deferred financing costs	—	—	—	—	(34)	—	(34)

Net cash (used in) provided by financing activities from continuing operations	3,308	(954)	(6,250)	(2,407)	(745)	—	(7,048)

INVESTING ACTIVITIES
Net transactions with affiliates	(3,473)	1,251	6,371	2,960	(7,109)	—	—
Capital expenditures	—	—	—	—	(4,161)	—	(4,161)
Proceeds from sales, settlements and restructuring of investments	—	—	—	—	7,971	—	7,971
Acquisitions, net of cash acquired	—	—	—	—	(152)	—	(152)
Additions to intangible and other noncurrent assets	—	—	—	—	(155)	—	(155)
Purchases of short-term investments, net	—	—	—	—	(32)	—	(32)
Proceeds from sale of discontinued operations and assets held for sale	—	—	—	—	1,875	—	1,875
Capital contributions to and purchases of investments	—	—	—	—	(202)	—	(202)
Proceeds from settlement of contract of acquired company	—	—	—	—	95	—	95

Net cash provided by (used in) investing activities from continuing operations	(3,473)	1,251	6,371	2,960	(1,870)	—	5,239

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	1,045	—	1,045
CASH AND CASH EQUIVALENTS, beginning of year	—	—	—	—	505	—	505

CASH AND CASH EQUIVALENTS, end of year	$—	$—	$—	$—	$1,550	$—	$1,550

Notes to Consolidated Financial Statements (Concluded)

Years Ended December 31, 2004, 2003 and 2002

COMCAST CORPORATION
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE YEAR ENDED DECEMBER 31, 2002

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation

OPERATING ACTIVITIES
Net cash provided by (used in) operating activities from continuing operations	$—	$(358)	$(51)	$(174)	$3,004	$—	$2,421

FINANCING ACTIVITIES
Proceeds from borrowings	680	1,568	6,501	—	10	—	8,759
Retirements and repayments of debt	—	(2,216)	(6,100)	(10)	(1,182)	—	(9,508)
Proceeds from settlement of interest rate exchange agreements	—	57	—	—	—	—	57
Issuances of common stock	—	—	—	—	19	—	19
Deferred financing costs	—	(225)	—	—	(107)	—	(332)

Net cash (used in) provided by financing activities from continuing operations	680	(816)	401	(10)	(1,260)	—	(1,005)

INVESTING ACTIVITIES
Net transactions with affiliates	(680)	1,174	(350)	184	(328)	—	—
Capital expenditures	—	—	—	—	(1,852)	—	(1,852)
Proceeds from sales and settlements of investments	—	—	—	—	1,263	—	1,263
Acquisitions, net of cash acquired	—	—	—	—	(251)	—	(251)
Additions to intangible and other noncurrent assets	—	—	—	—	(197)	—	(197)
Purchases of short-term investments, net	—	—	—	—	(21)	—	(21)
Capital contributions to and purchases of investments	—	—	—	—	(67)	—	(67)

Net cash (used in) provided by investing activities from continuing operations	(680)	1,174	(350)	184	(1,453)	—	(1,125)

INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	291	—	291
CASH AND CASH EQUIVALENTS, beginning of year	—	—	—	—	214	—	214

CASH AND CASH EQUIVALENTS, end of year	$—	$—	$—	$—	$505	$—	$505

ITEM 9    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

 None.

ITEM 9A    CONTROLS AND PROCEDURES

 Conclusions regarding disclosure controls and procedures. Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Management's annual report on internal control over financial reporting. Refer to Management's Report on Internal Control Over Financial Reporting on page 34.

Attestation report of the registered public accounting firm. Refer to Report of Independent Registered Public Accounting Firm on page 35.

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

ITEM 9B    OTHER INFORMATION

 None.

PART III

ITEM 10    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

 Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 4A, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in June 2005. We refer to this proxy statement as the 2005 Proxy Statement.

ITEM 11    EXECUTIVE COMPENSATION

 We incorporate the information required by this item by reference to our 2005 Proxy Statement.

ITEM 12    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

 We incorporate the information required by this item by reference to our 2005 Proxy Statement.

ITEM 13    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

 We incorporate the information required by this item by reference to our 2005 Proxy Statement.

ITEM 14    PRINCIPAL ACCOUNTANT FEES AND SERVICES

 We incorporate the information required by this item by reference to our 2005 Proxy Statement.

We will file our 2005 Proxy Statement for our Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2005.

PART IV

ITEM 15    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
The following consolidated financial statements of the Company are included in Part II, Item 8:

(b) (i)	The following financial statement schedules required to be filed by Items 8 and 14(d) of Form 10-K are included in Part IV:

    Schedule II—Valuation and Qualifying Accounts

    All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(c)
Reports on Form 8-K:

(i)
We filed a Current Report on Form 8-K under Items 5.02 and 9.01(c) on October 19, 2004, announcing the election of Mr. Joseph J. Collins to our Board of Directors. We included the press release announcing Mr. Collins' election to the Board as exhibit 99.1 to this Current Report.

(ii)
We filed a Current Report on Form 8-K under Items 1.01 and 9.01(c) on December 8, 2004, announcing the adoption of the 2005 Deferred Compensation Plan by our Board of Directors. We included a copy of the Plan as exhibit 10.1 to this Current Report.

(d)
Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
3.2	Restated By-Laws of Comcast Corporation.
4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.3	Rights Agreement dated as of November 18, 2002, between Comcast Corporation and EquiServe Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series A Participant's Cumulative Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to our registration statement on Form 8-A12g filed on November 18, 2002).
4.4	Credit Agreement dated as of April 26, 2002, among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Swing Line Lender and Issuing Lender, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agent (incorporated by reference to Exhibit 4.1 to our amended registration statement on Form S-4/A filed on May 14, 2002).
4.5	Bridge Credit Agreement dated as of April 26, 2002 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto, JPMorgan Chase Bank, as Administrative Agent, Citibank, N.A., as Syndication Agent, and Bank of America, N.A., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated and Morgan Stanley Senior Funding, Inc., as Co-Documentation Agents (incorporated by reference to Exhibit 4.2 to our amended registration statement on Form S-4/A filed on May 14, 2002).
4.6	Amended and Restated Five-Year Revolving Credit Agreement effective as of November 18, 2002, amending and restating the Five-Year Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.3 to the Comcast Cable Communications, LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4.7	First Amendment to Amended and Restated Five-Year Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.7 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.8	Amended and Restated 364-Day Revolving Credit Agreement effective as of November 18, 2002, amending and restating the 364-Day Revolving Credit Agreement dated as of August 24, 2000, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party thereto and Bank of America, N.A., as Administrative Agent. (incorporated by reference to Annex I of Exhibit 10.4 to the Comcast Cable Communications, LLC Quarterly Report on Form 10-Q for the quarter ended March 31, 2002).
4.9	First Amendment to Amended and Restated 364-Day Revolving Credit Agreement dated as of February 7, 2003, among Comcast Cable Communications, LLC, Comcast Corporation, the Lenders party to thereto and Bank of America, N.A., as Administrative Agent (incorporated by reference to Exhibit 4.9 to our Annual Report on Form 10-K for the year ended December 31, 2002).
4.10	Indenture, dated as of October 17, 1991, between Comcast Holdings Corporation and Bank of Montreal/Harris Trust (successor to Morgan Guaranty Trust Company of New York), as Trustee, relating to Comcast Holdings' 10 5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 2 to the Comcast Holdings Corporation Current Report on Form 8-K filed on October 31, 1991).
4.11	Form of Debenture relating to Comcast Holdings Corporation's 10 5/8% Senior Subordinated Debentures due 2012 (incorporated by reference to Exhibit 4(17) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).
4.12	Senior Indenture dated as of June 15, 1999, between Comcast Holdings Corporation and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee (incorporated by reference to Exhibit 4.1 to the registration statement on Form S-3 of Comcast Holdings filed on June 23, 1999).
4.13	Form of Debenture relating to Comcast Holdings Corporation's Zero Coupon Convertible Debentures due 2020 (incorporated by reference to Exhibit 4.7 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2000).
4.14	Indenture dated as of May 1, 1997, between Comcast Cable Communications, LLC and The Bank of New York (as successor in interest to Bank of Montreal Trust Company), as Trustee, relating to Comcast Cable Communications, LLC's 8 1/8% Notes due 2004, 8 3/8% Notes due 2007, 8 7/8% Notes due 2017, 8 1/2% Notes due 2027, 6.20% Notes due 2008, 6.375% Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009 and 7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(a) to the registration statement on Form S-4 of Comcast Cable Communications, LLC filed on June 3, 1997).
4.15	Form of Comcast Cable Communications, LLC's 8 1/8% Notes due 2004, 8 3/8% Notes due 2007, 8 7/8% Notes due 2017 and 8 1/2% Notes due 2027, 6.20% Notes due 2008, 6.375% Notes due 2006, 6.75% Notes due 2011, 6.875% Notes due 2009 and 7.125% Notes due 2013 (incorporated by reference to Exhibit 4.1(b) to the registration statement on Form S-4 of Comcast Cable Communications, LLC filed on June 3, 1997).
4.16	Form of Indenture among Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., and The Bank of New York, as Trustee relating to Comcast Cable Communications Holdings, Inc.'s 8.375% Notes due March 15, 2013 and 9.455% Notes Due November 15, 2022 (incorporated by reference to Exhibit 4.18 to our amended registration statement on Form S-4/A filed on September 26, 2002).
4.17	Form of Comcast Cable Communications Holdings, Inc.'s 8.375% Notes Due March 15, 2013 (incorporated by reference to Exhibit 4.19 to our amended registration statement on Form S-4/A filed on September 26, 2002).
4.18	Form of Comcast Cable Communications Holdings, Inc.'s 9.455% Notes Due November 15, 2022 (incorporated by reference to Exhibit 4.20 to our amended registration statement on Form S-4/A filed on September 26, 2002).
4.19	Form of Indenture among Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., and The Bank of New York, as Trustee relating to our 5.85% Notes due 2010 and 6.50% Notes Due 2015 (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 filed on December 16, 2002).
4.20	Form of Comcast Corporation's 5.85% Notes due 2010 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on January 10, 2003).
4.21	Form of Comcast Corporation's 6.50% Notes due 2015 (incorporated by reference to Exhibit 4.2 to our Current Report on Form 8-K filed on January 10, 2003).
4.22	Form of Subordinated Indenture between Comcast Holdings Corporation and Bankers Trust Company, as Trustee, relating to Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due 2029 and 2.0% Exchangeable Subordinated Debentures Due November 2029 (incorporated by reference to Exhibit 4.2 to Comcast Holdings Corporation's registration statement on Form S-3 filed on June 23, 1999).
4.23	Form of Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due 2029 (ZONES I) (incorporated by reference to Exhibit 4 to Comcast Holdings Corporation's Current Report on Form 8-K filed on October 14, 1999).
4.24	Form of Comcast Holdings Corporation's 2.0% Exchangeable Subordinated Debentures Due November 2029 (ZONES II) (incorporated by reference to Exhibit 4 to Comcast Holdings Corporation's Current Report on Form 8-K filed on November 3, 1999).

4.25		Form of Supplemental Indenture among Comcast Corporation, Comcast Cable Holdings, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Communications, LLC, Comcast MO Group, Inc., Comcast MO of Delaware, Inc. and The Bank of New York as Trustee relating to our 5.85% Notes due 2010, 6.50% Notes due 2015, 5.50% Notes due 2011, 7.05% Notes Due 2033 and 5.30% Notes due 2014 (incorporated by reference to Exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2003).
4.26		Pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K, the registrant hereby agrees to furnish upon request to the Securities and Exchange Commission other instruments defining the rights of holders of long-term debt. The amount of securities authorized under each such instrument does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis.
9.1		Agreement and Declaration of Trust of TWE Holdings I Trust by and among MOC Holdco I, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
9.2		Form of Agreement and Declaration of Trust of TWE Holdings II Trust by and among MOC Holdco II, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
9.3		Agreement and Declaration of Trust of TWE Holdings III Trust by and among Media One TWE Holdings, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K12g3 filed on November 18, 2002).
10.1*		Comcast Corporation 1987 Stock Option Plan, as amended and restated, effective November 18, 2002 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.2*		Comcast Corporation 2002 Stock Option Plan, as amended and restated, effective January 30, 2004 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.3*		Comcast Corporation 2003 Stock Option Plan, as amended and restated, effective January 30, 2004 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.4	*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated, effective February 16, 2005.
10.5*		Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated, effective January 1, 2005.
10.6*		Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated, effective February 16, 2005.
10.7*		Comcast Corporation 2002 Restricted Stock Plan, as amended and restated, effective January 1, 2005.
10.8*		2004 Management Achievement Plan, effective January 1, 2004 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.9*		1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).
10.10*		Comcast Corporation 2002 Cash Bonus Plan (formerly, the 1996 Cash Bonus Plan), as amended and restated, effective March 3, 2003 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.11	*	Comcast Corporation 2002 Executive Cash Bonus Plan (formerly the 1996 Executive Cash Bonus Plan), as amended and restated, effective January 30, 2004 (incorporated by reference to Exhibit 10.10 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.12	*	Comcast Corporation 2002 Supplemental Cash Bonus Plan, as amended and restated, effective January 30, 2004 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2003).
10.13	*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated, effective January 12, 2005.
10.14	*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated, effective January 1, 2005.
10.15	*	Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10(13) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).
10.16	*	Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended September 30, 1998).
10.17	*	Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2000).
10.18	*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of June 5, 2001 (incorporated by reference to Exhibit 10.8 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).
10.19	*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.20	*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.21	*	Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004).
10.22	*	Compensation Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of June 16, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2000).
10.23	*	Amendment to Compensation Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.20 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.24	*	Consulting Agreement between Comcast Corporation and C. Michael Armstrong, dated as of May 26, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.25	*	First Amendment to Consulting Agreement between Comcast Corporation and C. Michael Armstrong, dated as of May 26, 2004 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).
10.26	*	Certificate of Interest of Julian Brodsky under the Comcast Holdings Corporation Unfunded Plan of Deferred Compensation (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.27	*	Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.28	*	Amendment to Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.29	*	Employment Agreement between Comcast Corporation and Stephen B. Burke, effective January 1, 2004 (incorporated by reference to Exhibit 10.2 to our Form 10-Q for the quarter ended March 31, 2004).
10.30	*	Executive Employment Agreement between Comcast Holdings Corporation and Lawrence S. Smith, dated as of May 31, 2000 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.31	*	Executive Employment Agreement between Comcast Holdings Corporation and John R. Alchin, dated as of May 31, 2000 (incorporated by reference to Exhibit 10.27 to our Annual Report on Form 10-K for the year ended December 31, 2002).
10.32	*	Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated, effective June 5, 2001 (incorporated by reference to Exhibit 10.10 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).
10.33		Amended and Restated Stock Purchase Agreement, dated as of June 30, 2003, among Comcast Corporation, Comcast QVC, Inc., Liberty Media Corporation and QVC, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2003).
10.34		Term Life Insurance Premium and Tax Bonus Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003).
21		List of Subsidiaries.
23.1		Consent of Deloitte & Touche LLP.
31		Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32		Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*
Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 23, 2005.

By:	/s/ BRIAN L. ROBERTS Brian L. Roberts Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 23, 2005
/s/ RALPH J. ROBERTS Ralph J. Roberts	Chairman of the Executive and Finance Committee of the Board of Directors; Director	February 23, 2005
/s/ JULIAN A. BRODSKY Julian A. Brodsky	Non-Executive Vice Chairman; Director	February 23, 2005
/s/ LAWRENCE S. SMITH Lawrence S. Smith	Executive Vice President (Co-Principal Financial Officer)	February 23, 2005
/s/ JOHN R. ALCHIN John R. Alchin	Executive Vice President and Treasurer (Co-Principal Financial Officer)	February 23, 2005
/s/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 23, 2005
/s/ S. DECKER ANSTROM S. Decker Anstrom	Director	February 23, 2005
/s/ C. MICHAEL ARMSTRONG C. Michael Armstrong	Director	February 23, 2005
/s/ KENNETH J. BACON Kenneth J. Bacon	Director	February 23, 2005
/s/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 23, 2005

Signature	Title	Date

/s/ JOSEPH L. CASTLE, II Joseph L. Castle, II	Director	February 23, 2005
/s/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 23, 2005
/s/ J. MICHAEL COOK J. Michael Cook	Director	February 23, 2005
/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 23, 2005
/s/ MICHAEL I. SOVERN Michael I. Sovern	Director	February 23, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders
Comcast Corporation
Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the "Company") as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, management's assessment of the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, and have issued our report thereon dated February 21, 2005; such consolidated financial statements and report are included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of Comcast Corporation and its subsidiaries, listed in Item 15(b)(i). This consolidated financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

Deloitte & Touche LLP

Philadelphia, Pennsylvania
February 21, 2005

Comcast Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2004, 2003 and 2002

(In millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(A)	Deductions from Reserves(B)	Balance at End of Year

Allowance for Doubtful Accounts
2004	$146	$247	$261	$132
2003	172	220	246	146
2002	71	198	97	172

(A)
Includes $71 million not charged to costs and expenses but resulting from the Broadband acquisition in 2002.

(B)
Uncollectible accounts written off.