Form 10-Q
period 2005-03-31
COMCAST CORP
filed 2005-05-05
CIK 1166691

Use these links to rapidly review the document
TABLE OF CONTENTS

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
MARCH 31, 2005
OR
☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 000-50093

COMCAST CORPORATION
(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	27-0000798 (I.R.S. Employer Identification No.)

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

Yes ☒ No ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12-b2 of the Exchange Act).    Yes ☒    No ☐

        As of March 31, 2005, there were 1,361,166,466 shares of our Class A Common Stock, 834,858,073 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

        This Quarterly Report on Form 10-Q is for the three months ended March 31, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as "Comcast"; Comcast and its consolidated subsidiaries as "we," "us" and "our"; and Comcast Holdings Corporation as "Comcast Holdings."

        You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

        Our businesses may be affected by, among other things, the following:

  •
  All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations

  •
  Programming costs are increasing, which could adversely affect our future results of operations

  •
  We are subject to regulation by federal, state and local governments, which may impose costs and restrictions

  •
  We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations

  •
  We face risks arising from the outcome of various litigation matters, including litigation associated with our acquisition of AT&T's Broadband operations

  •
  Our Chairman and CEO has considerable influence over our operations

        For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1 of our 2004 Form 10-K.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

PART I.    FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	(Dollars in millions, except share data)
	March 31, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$636	$452
Investments	950	1,555
Accounts receivable, less allowance for doubtful accounts of $131 and $132	883	959
Other current assets	461	569

Total current assets	2,930	3,535

INVESTMENTS	12,945	12,812
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $10,196 and $9,416	18,738	18,711
FRANCHISE RIGHTS	51,088	51,071
GOODWILL	14,014	14,020
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $3,758 and $3,452	3,824	3,851
OTHER NONCURRENT ASSETS, net	699	694

	$104,238	$104,694

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$1,998	$2,041
Accrued expenses and other current liabilities	2,777	2,735
Deferred income taxes	166	360
Current portion of long-term debt	3,855	3,499

Total current liabilities	8,796	8,635

LONG-TERM DEBT, less current portion	19,317	20,093
DEFERRED INCOME TAXES	26,930	26,815
OTHER NONCURRENT LIABILITIES	7,237	7,261
MINORITY INTEREST	602	468
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
Preferred stock—authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,604,806,966 and 1,603,320,864; outstanding, 1,361,166,466 and 1,359,680,364	16	16
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 882,147,916 and 890,234,413; outstanding, 834,858,073 and 842,944,570	9	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	44,055	44,142
Retained earnings	4,899	4,891
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(106)	(119)

Total stockholders' equity	41,356	41,422

	$104,238	$104,694

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	(Dollars in millions, except per share data)
	Three Months Ended March 31,
	2005	2004
REVENUES	$5,363	$4,908
COSTS AND EXPENSES
Operating (excluding depreciation)	1,957	1,869
Selling, general and administrative	1,376	1,306
Depreciation	874	798
Amortization	290	276

	4,497	4,249

OPERATING INCOME	866	659
OTHER INCOME (EXPENSE)
Interest expense	(444)	(500)
Investment loss, net	(36)	(9)
Equity in net income (losses) of affiliates	12	(17)
Other income (expense)	(108)	7

	(576)	(519)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	290	140
INCOME TAX EXPENSE	(140)	(76)

INCOME BEFORE MINORITY INTEREST	150	64
MINORITY INTEREST	(7)	1

NET INCOME	$143	$65

BASIC EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.06	$0.03

DILUTED EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.06	$0.03

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in millions)
	Three Months Ended March 31,
	2005	2004
OPERATING ACTIVITIES
Net income	$143	$65
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	874	798
Amortization	290	276
Non-cash interest expense, net	9	22
Equity in net (income) losses of affiliates	(12)	17
Losses on investments and non-cash other (income) expense, net	203	8
Non-cash contribution expense	2	23
Minority interest	7	(1)
Deferred income taxes	(96)	5
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	76	131
Change in accounts payable and accrued expenses related to trade creditors	(43)	(248)
Change in other operating assets and liabilities	(121)	(322)

Net cash provided by operating activities	1,332	774

FINANCING ACTIVITIES
Proceeds from borrowings	225	4
Retirements and repayments of debt	(112)	(273)
Issuances of common stock	40	22
Repurchases of common stock	(326)	(12)
Other	38	8

Net cash used in financing activities	(135)	(251)

INVESTING ACTIVITIES
Capital expenditures	(892)	(828)
Proceeds from sales and restructuring of investments	100	4
Purchases of investments	(40)	(60)
Acquisitions, net of cash acquired	—	(41)
Additions to intangible and other noncurrent assets	(180)	(305)
(Purchases of) proceeds from sales of short-term investments, net	(1)	6
Proceeds from settlement of contract of acquired company	—	26

Net cash used in investing activities	(1,013)	(1,198)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	184	(675)
CASH AND CASH EQUIVALENTS, beginning of period	452	1,550

CASH AND CASH EQUIVALENTS, end of period	$636	$875

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2005.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123R"), which replaces SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123") and supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB No. 25"). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period retroactively adjusted. We are evaluating the requirements of SFAS No. 123R, and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the date or method of adoption or the effect of adopting SFAS No. 123R.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. EARNINGS PER SHARE

Basic earnings (loss) per common share ("Basic EPS") is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares outstanding during the period.

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

Diluted EPS for the interim periods in 2005 and in 2004 excludes approximately 74 million and 89 million potential common shares related to our stock plans because the option exercise price was greater than the average market price of our Class A common stock and our Class A Special common stock for the period.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the interim periods presented:

	(Amounts in millions, except per share data) Three Months Ended March 31,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$143	2,214	$0.06	$65	2,258	$0.03
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		8			10

Diluted EPS	$143	2,222	$0.06	$65	2,268	$0.03

4. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Motorola

        On March 31, 2005, we entered into a strategic alliance with Motorola, Inc. whereby we will jointly develop next-generation conditional access software for cable networks and related products and market such products to other equipment manufacturers and cable companies through the creation of two ventures. Under the agreements, in addition to funding approximately 50% of the annual cost requirements of the ventures, we have paid, through the ventures, $20 million to Motorola and committed up to $80 million in cash, also to be paid through the ventures, over a four-year period to Motorola based on the achievement of certain milestones. Motorola contributed their conditional access technology and related licenses for their ownership in these entities. These two ventures are both considered variable interest entities under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and we have consolidated both of these ventures since we are the primary beneficiary. Accordingly, we have recorded approximately $190 million in intangible assets, of which we recorded a charge of $20 million related to in-process research and development in the first quarter

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

that has been included in amortization expense. These amounts are based on a preliminary valuation estimate of the intangibles contributed to the joint ventures, and these intangibles, including in-process research and development, are subject to further adjustment as final valuations are obtained.

Broadband Exit Activities

In connection with the purchase price allocation of AT&T Broadband in 2002 (the "Broadband acquisition"), we recorded approximately $1.5 billion of liabilities associated with exit activities and employee termination accruals. Remaining amounts under these accruals as of December 31, 2004, totaled $75 million. Payments under these liabilities are expected to continue over the next six years.

5. INVESTMENTS

	(Dollars in millions)
	March 31, 2005	December 31, 2004
Fair value method
Cablevision	$140	$362
Liberty Media Corporation	1,037	1,098
Liberty Media International	344	366
Microsoft	587	626
Sprint	643	701
Time Warner	1,471	—
Vodafone	365	540
Other	84	24

	4,671	3,717
Equity method, principally cable-related	2,528	2,460
Cost method, principally Time Warner Cable at March 31, 2005, and Time Warner Cable and Time Warner at December 31, 2004	6,696	8,190

Total investments	13,895	14,367
Less, current investments	950	1,555

Non-current investments	$12,945	$12,812

As of December 31, 2004, TWE Holdings II Trust (the "Trust"), a Delaware statutory trust whose beneficial interest is indirectly wholly held by Comcast, beneficially owned one share of Time Warner Inc. ("TW") Series A Mandatorily Convertible Preferred Stock (the "Preferred Stock"). We accounted for the Preferred Stock as a cost method investment with a carrying value of $1.5 billion as of December 31, 2004. On March 31, 2005, the Preferred Stock was converted into 83,835,883 shares of TW common stock (the "TW Stock Conversion"). We recorded the TW common stock received at its fair value of approximately $1.471 billion at the date of the TW Stock Conversion and recognized an investment loss of approximately $29 million, representing the difference between the fair value of the TW common stock on the date it was converted and the carrying amount of our investment in the Preferred Stock. We have designated our investment in the TW common stock as an available for sale security.

Fair Value Method

We hold unrestricted equity investments, which we account for as available for sale or trading securities, in publicly traded companies. Our investments in Liberty Media Corporation, Liberty Media

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

International, Inc. ("Liberty International"), Microsoft, Sprint and Vodafone, and approximately 42% of our investment in Cablevision, are accounted for as trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of March 31, 2005, and December 31, 2004, of $42 million and $26 million, respectively, have been reported in our consolidated balance sheet principally as a component of accumulated other comprehensive loss, net of related deferred income taxes of $15 million and $9 million, respectively.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (dollars in millions):

	March 31, 2005	December 31, 2004
Cost	$1,590	$65
Unrealized gains	44	26
Unrealized losses	(2)	—

Fair value	$1,632	$91

On February 23, 2005, we entered into a 10 year prepaid forward sale of approximately 2.7 million shares of Liberty International Series A common stock for proceeds of $99 million.

Investment Loss, Net

Investment loss, net for the interim periods includes the following (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Interest and dividend income	$26	$17
(Losses) gains on sales and exchanges of investments, net	(28)	2
Unrealized losses on trading securities	(177)	(174)
Mark to market adjustments on derivatives related to trading securities	155	55
Mark to market adjustments on derivatives	(12)	91

Investment loss, net	$(36)	$(9)

6. GOODWILL

The changes in the carrying amount of goodwill by business segment (see Note 11) for the period presented are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total
Balance, December 31, 2004	$12,998	$824	$198	$14,020
Settlement or adjustments	(69)	—	2	(67)
Acquisitions or additions	—	—	61	61

Balance, March 31, 2005	$12,929	$824	$261	$14,014

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

7. LONG-TERM DEBT

	(Dollars in millions)
	March 31, 2005	December 31, 2004
Notes exchangeable into common stock	$1,269	$1,699
Bank and public debt	21,464	21,457
Other, including capital lease obligations	439	436

Total debt	$23,172	$23,592

The Cross-Guarantee Structure

We and a number of our wholly-owned subsidiaries that hold substantially all of our cable assets have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of March 31, 2005, $20.275 billion of our debt was included in the cross-guarantee structure.

Comcast Holdings is not a guarantor, and none of its debt is guaranteed under the cross-guarantee structure. As of March 31, 2005, $902 million of our debt was outstanding at Comcast Holdings.

Lines and Letters of Credit

As of March 31, 2005, we and certain of our subsidiaries had unused lines of credit of $3.839 billion under each's respective credit facilities.

As of March 31, 2005, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $442 million to cover potential fundings under various agreements.

Notes Exchangeable into Common Stock

As of March 31, 2005, we held Microsoft, Vodafone and Comcast exchangeable notes (the "Exchangeable Notes") that are mandatorily redeemable at our option into shares of (a) Microsoft common stock or its cash equivalent; (b)(i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs; and (c) Comcast Class A Special common stock or its cash equivalent, respectively. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. Our Exchangeable Notes are collateralized by our investments in Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury (see Note 5).

During the 2005 interim period, we settled an aggregate of $396 million face amount of our obligations relating to our Cablevision and Vodafone exchangeable notes by delivering the underlying shares or ADRs to the counterparties upon maturity of the instruments, and the equity collar agreements related to the underlying securities were exercised. The Cablevision and Vodafone transactions represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature.

As of March 31, 2005, the securities we held collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 5 and 9).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 5) and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (dollars in millions):

	Exchangeable Notes		ZONES
	Three Months Ended March 31,		Three Months Ended March 31,
	2005	2004	2005	2004
Balance at beginning of period:
Debt component	$1,758	$5,030	$540	$515
Derivative component	(59)	(712)	168	268

Total	1,699	4,318	708	783
Decrease in debt component due to maturities	(396)	(176)	—	—
Change in debt component to interest expense	(2)	(20)	7	6
Change in derivative component due to settlements	(39)	—	—	—
Change in derivative component to investment loss, net	7	(117)	(53)	169
Balance at end of period:
Debt component	1,360	4,834	547	521
Derivative component	(91)	(829)	115	437

Total	$1,269	$4,005	$662	$958

Interest Rates

Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income (loss), net, our effective weighted average interest rate on our total debt outstanding was 7.42% and 7.38% as of March 31, 2005, and December 31, 2004, respectively. As of March 31, 2005, and December 31, 2004, accrued interest was $340 million and $444 million, respectively.

Derivatives

We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have issued indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY

Board-Authorized Repurchase Program

During the first quarter of 2005, we repurchased approximately 9.4 million shares of our Class A Special common stock for aggregate consideration of $303 million pursuant to our Board-authorized share repurchase program. On April 27, 2005, our Board of Directors authorized a $2 billion increase to our share repurchase program, increasing the maximum dollar value of shares that may yet be repurchased under the program to approximately $2.3 billion.

Stock-Based Compensation

We account for stock-based compensation in accordance with APB No. 25 and related interpretations, as permitted by SFAS No. 123, as amended. Compensation expense for stock options is measured as the excess, if any, of the quoted market price of our stock at the date of the grant over the amount an optionee must pay to acquire the stock. We record compensation expense for restricted stock awards based on the quoted market price of our stock at the date of the grant and the vesting period. We record compensation expense for stock appreciation rights based on the changes in quoted market prices of our stock or other determinants of fair value.

The following table illustrates the effect on net income and earnings per share if we had applied the fair value recognition provisions of SFAS No. 123 to stock-based compensation. Total stock-based compensation expense was determined under the fair value-based method for all awards using the accelerated recognition method as permitted under SFAS No. 123 (dollars in millions, except per share data):

	Three Months Ended March 31,
	2005	2004
Net income, as reported	$143	$65
Add: Stock-based compensation expense included in net income, as reported above	4	5
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(28)	(33)

Pro forma, net income	$119	$37

Basic earnings for common stockholders per common share:
As reported	$0.06	$0.03
Pro forma	$0.05	$0.02
Diluted earnings for common stockholders per common share:
As reported	$0.06	$0.03
Pro forma	$0.05	$0.02

The pro forma effect on net income and net income per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration additional awards that may be granted in future years on a much larger employee base.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity of the Comcast option plans during the 2005 interim period (options in thousands):

	Class A Common Stock		Class A Special Common Stock
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	82,344	$36.99	55,238	$30.67
Granted	8,071	$33.84	—	—
Exercised	(948)	$26.38	(1,190)	$13.49
Forfeited, expired or cancelled	(1,914)	$40.94	(83)	$39.41

Outstanding at end of period	87,553	$36.80	53,965	$31.03

Exercisable at end of period	46,499	$42.68	48,588	$31.79

The following table summarizes the activity of our restricted stock plan during the 2005 interim period (shares in thousands):

	Class A Common Stock	Class A Special Common Stock
	Awards	Awards
Awards outstanding at beginning of period	2,536	392
Granted	3,114	—
Awards vested and shares issued	(378)	(170)
Forfeited or cancelled	(16)	(11)

Awards outstanding at end of period	5,256	211

The weighted-average share price of each Class A Common restricted stock grant during the 2005 interim period was $33.92.

Comprehensive Income

Our total comprehensive income for the interim periods was as follows (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Net income	$143	$65
Unrealized gains on marketable securities	10	2
Reclassification adjustments for losses included in net income	3	8

Comprehensive income	$156	$75

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the interim periods as follows (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Interest	$538	$605
Income taxes	$12	$61

During the 2005 interim period, we:

  •
  recorded $170 million of intangible assets in connection with the formation of the ventures in the Motorola transaction, which is considered a non-cash investing and financing activity and

  •
  recorded $40 million of investments in connection with our commitment to fund an equity method investment, which is considered a non-cash investing and financing activity.

During the 2004 and 2005 interim periods, we entered into non-cash financing and investing activities related to certain of our Exchangeable Notes (see Note 7).

10. COMMITMENTS AND CONTINGENCIES

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between May 2007 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of March 31, 2005, at which time there were no quoted market prices for similar agreements.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. On March 10, 2005, the court certified a class of all purchasers of publicly traded At Home stock between March 28, 2000, and September 28, 2001. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims and may recommence the breach of fiduciary duty claim. In the meantime, we have entered into an agreement with plaintiffs tolling the statute of limitations for the breach of fiduciary duty claim. In the action in the United States Bankruptcy Court for the Northern District of California (item (iv) above), the parties filed a stipulation in January 2004, staying the case until such time as either party elects to resume the case. Pursuant to the settlement between At Home's bondholders and AT&T described below, this action will be dismissed upon approval of the settlement by the Bankruptcy Court.

Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to certain At Home litigation. For litigation in which we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50%. In addition to the actions against AT&T described in items (i), (ii) and (iv) above, (in which we are also a defendant), such litigation matters included two additional actions brought by At Home's bondholders' liquidating trust against AT&T (and not naming us): (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California, state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions and prior and subsequent alleged conduct on the part of the defendants and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. In May 2005, At Home's bondholders' liquidating trust and AT&T agreed to settle these two actions. Pursuant to the settlement, AT&T agreed to pay $340 million to the bondholders' liquidating trust. The settlement is subject to the approval of the Bankruptcy Court. Upon approval, these two actions, as well as the action described in item (iv) above, will be dismissed. As a result of the settlement by AT&T, we recorded a $170 million charge to other income (expense), reflecting our portion of the settlement

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

amount, in our first quarter financial results. We expect to make this payment during the second quarter of 2005.

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

The second lawsuit, for which our portion of any loss is 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock ("Common Stock Case"). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million. In April 2005, the court entered an order approving the proposed settlement. In May 2005, we paid the $50 million settlement amount.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In July 2003, the Delaware Court of Chancery granted AT&T's motion to dismiss on the ground that the complaint failed to adequately plead AT&T's "knowing participation," as required to state a claim for aiding and abetting a breach of fiduciary duty. The other claims made in the complaint remain outstanding. Fact discovery in this matter is now closed. In February 2005, the former TCI director defendants filed a motion for summary judgment. In April 2005, plaintiffs filed their brief in opposition.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Our content segment consists of our national networks E! Entertainment and Style Network, The Golf Channel, Outdoor Life Network, G4 and AZN Television (formerly known as International Channel). In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (dollars in millions).

	Cable(1)	Content	Corporate and Other(2)	Eliminations(3)	Total
Three Months Ended March 31, 2005
Revenues(4)	$5,103	$213	$ 90	$(43)	$5,363
Operating income (loss) before depreciation and amortization(5)	1,995	77	(38)	(4)	2,030
Depreciation and amortization	1,104	45	20	(5)	1,164
Operating income (loss)	891	32	(58)	1	866
Capital expenditures	883	4	5	—	892
Three Months Ended March 31, 2004
Revenues(4)	$4,647	$176	$121	$(36)	$4,908
Operating income (loss) before depreciation and amortization(5)	1,719	69	(56)	1	1,733
Depreciation and amortization	1,017	35	27	(5)	1,074
Operating income (loss)	702	34	(83)	6	659
Capital expenditures	814	4	10	—	828
As of March 31, 2005
Assets	$104,114	$2,484	$353	$(2,713)	$104,238
As of December 31, 2004
Assets	$103,727	$2,533	$ 1,112	$(2,678)	$104,694

(1)
Our regional sports and news networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.

(2)
Corporate and other includes Comcast-Spectacor, corporate activities and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 5).

(3)
Included in the Eliminations column are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

•
our content segment generates affiliate revenue by selling cable network programming to our cable segment, which represents a substantial majority of the revenue elimination amount

•
our cable segment receives incentives offered by our content segment when negotiating programming contracts that are recorded as a reduction of programming costs

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

  •
  our cable segment generates revenue by selling the use of satellite feeds to our content segment

  •
  our cable segment generates revenue by selling the use of its fiber-optic lines and site conditioning to our corporate and other segment. Our corporate and other segment pays our cable segment a lump sum and holds the property and the related depreciation expense and accumulated depreciation. Our cable segment's revenue is generated through the amortization of the deferred revenue recorded for the lump sum payment

  •
  our corporate and other segment generates revenue by selling long-distance services to our cable segment

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC ("CCCL"), Comcast Cable Communications Holdings, Inc. ("CCCH"), Comcast MO Group, Inc. ("Comcast MO Group"), Comcast Cable Holdings, LLC ("CCH"), and Comcast MO of Delaware, LLC ("Comcast MO of Delaware") fully and unconditionally guaranteed each other's debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the "Combined CCHMO Parents." Our condensed consolidating financial information is as follows (dollars in millions):

Comcast Corporation
Condensed Consolidating Balance Sheet
As of March 31, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$22	$—	$—	$—	$614	$—	$636
Investments	—	—	—	—	950	—	950
Accounts receivable, net	—	—	—	—	883	—	883
Other current assets	17	—	—	—	444	—	461

Total current assets	39	—	—	—	2,891	—	2,930

INVESTMENTS	—	—	—	—	12,945	—	12,945
INVESTMENTS IN AND AMOUNTS DUE FROM SUBSIDIARIES ELIMINATED UPON CONSOLIDATION	48,390	29,133	35,753	41,793	22,502	(177,571)	—
PROPERTY AND EQUIPMENT, net	8	—	3	—	18,727	—	18,738
FRANCHISE RIGHTS	—	—	—	—	51,088	—	51,088
GOODWILL	—	—	—	—	14,014	—	14,014
OTHER INTANGIBLE ASSETS, net	—	4	—	—	3,820	—	3,824
OTHER NONCURRENT ASSETS, net	97	28	26	—	548	—	699

Total assets	$48,534	$29,165	$35,782	$41,793	$126,535	($177,571)	$104,238

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$1,998	$—	$1,998
Accrued expenses and other current liabilities	140	298	271	104	1,964	—	2,777
Deferred income taxes	—	—	—	—	166	—	166
Current portion of long-term debt	—	1,197	—	1,366	1,292	—	3,855

Total current liabilities	140	1,495	271	1,470	5,420	—	8,796

LONG-TERM DEBT, less current portion	4,519	5,125	3,498	4,570	1,605	—	19,317
DEFERRED INCOME TAXES	—	—	—	—	26,930	—	26,930
OTHER NONCURRENT LIABILITIES	2,519	43	—	—	4,675		7,237
MINORITY INTEREST	—	—	—	—	602	—	602
STOCKHOLDERS' EQUITY
Common stock	25	—	—	—	—	—	25
Other stockholders' equity	41,331	22,502	32,013	35,753	87,303	(177,571)	41,331

Total stockholders' equity	41,356	22,502	32,013	35,753	87,303	(177,571)	41,356

Total liabilities and stockholders' equity	$48,534	$29,165	$35,782	$41,793	$126,535	$(177,571)	$104,238

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$5,363	$—	$5,363
Management fee revenue	111	42	67	67	—	(287)	—

	111	42	67	67	5,363	(287)	5,363

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	1,957	—	1,957
Selling, general and administrative	42	42	67	67	1,445	(287)	1,376
Depreciation	1	—	—	—	873	—	874
Amortization	—	—	—	—	290	—	290

	43	42	67	67	4,565	(287)	4,497

OPERATING INCOME	68	—	—	—	798	—	866
OTHER INCOME (EXPENSE)
Interest expense	(71)	(120)	(86)	(97)	(70)	—	(444)
Investment loss, net	—	—	—	—	(36)	—	(36)
Equity in net income (losses) of affiliates	145	317	183	246	251	(1,130)	12
Other income (expense)	—	—	(170)	—	62	—	(108)

	74	197	(73)	149	207	(1,130)	(576)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	142	197	(73)	149	1,005	(1,130)	290
INCOME TAX (EXPENSE) BENEFIT	1	42	30	34	(247)	—	(140)

INCOME (LOSS) BEFORE MINORITY INTEREST	143	239	(43)	183	758	(1,130)	150
MINORITY INTEREST	—	—	—	—	(7)	—	(7)

NET INCOME (LOSS)	$143	$239	$(43)	$183	$751	$(1,130)	$143

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended March 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$4,908	$—	$4,908
Management fee revenue	98	39	61	61	—	(259)	—

	98	39	61	61	4,908	(259)	4,908

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	1,869	—	1,869
Selling, general and administrative	44	39	61	61	1,360	(259)	1,306
Depreciation	—	—	—	—	798	—	798
Amortization	—	—	—	—	276	—	276

	44	39	61	61	4,303	(259)	4,249

OPERATING INCOME	54	—	—	—	605	—	659
OTHER INCOME (EXPENSE)
Interest expense	(102)	(127)	(76)	(101)	(94)	—	(500)
Investment loss, net	—	—	—	—	(9)	—	(9)
Equity in net (losses) income of affiliates	96	268	93	146	168	(788)	(17)
Other income	—	—	—	—	7	—	7

	(6)	141	17	45	72	(788)	(519)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	48	141	17	45	677	(788)	140
INCOME TAX (EXPENSE) BENEFIT	17	44	27	35	(199)	—	(76)

INCOME (LOSS) BEFORE MINORITY INTEREST	65	185	44	80	478	(788)	64
MINORITY INTEREST	—	—	—	—	1	—	1

NET INCOME (LOSS)	$65	$185	$44	$80	$479	$(788)	$65

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$119	$28	$(75)	$(178)	$1,438	$—	$1,332

FINANCING ACTIVITIES
Proceeds from borrowings	225	—	—	—	—	—	225
Retirements and repayments of debt	—	—	—	(100)	(12)	—	(112)
Issuances of common stock	40	—	—	—	—	—	40
Repurchases of common stock	(326)	—	—	—	—	—	(326)
Other	—	—	—	—	38	—	38

Net cash provided by (used in) financing activities	(61)	—	—	(100)	26	—	(135)

INVESTING ACTIVITIES
Net transactions with affiliates	(36)	(28)	75	278	(289)	—	—
Capital expenditures	—	—	—	—	(892)	—	(892)
Proceeds from sales and restructuring of investments	—	—	—	—	100	—	100
Purchases of investments	—	—	—	—	(40)	—	(40)
Additions to intangible and other noncurrent assets	—	—	—	—	(180)	—	(180)
Proceeds from sales of (purchases of) short-term investments, net	—	—	—	—	(1)	—	(1)

Net cash (used in) provided by investing activities	(36)	(28)	75	278	(1,302)	—	(1,013)

INCREASE IN CASH AND CASH EQUIVALENTS	22	—	—	—	162	—	184
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	452	—	452

CASH AND CASH EQUIVALENTS, end of period	$22	$—	$—	$—	$614	$—	$636

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$84	$120	$36	$(208)	$742	$—	$774

FINANCING ACTIVITIES
Proceeds from borrowings	—	—	—	—	4	—	4
Retirements and repayments of debt	—	(256)	—	(3)	(14)	—	(273)
Issuances of common stock	22	—	—	—	—	—	22
Repurchases of common stock	(12)	—	—	—	—	—	(12)
Other	8	—	—	—	—	—	8

Net cash (used in) provided by financing activities	18	(256)	—	(3)	(10)	—	(251)

INVESTING ACTIVITIES
Net transactions with affiliates	161	136	(36)	211	(472)	—	—
Capital expenditures	—	—	—	—	(828)	—	(828)
Proceeds from sales of investments	—	—	—	—	4	—	4
Purchases of investments	—	—	—	—	(60)	—	(60)
Acquisitions, net of cash acquired	—	—	—	—	(41)	—	(41)
Additions to intangible and other noncurrent assets	(250)	—	—	—	(55)	—	(305)
Proceeds from sales of short-term investments, net	—	—	—	—	6	—	6
Proceeds from settlement of contract of acquired company	—	—	—	—	26	—	26

Net cash (used in) provided by investing activities	(89)	136	(36)	211	(1,420)	—	(1,198)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	13	—	—	—	(688)	—	(675)
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	1,550	—	1,550

CASH AND CASH EQUIVALENTS, end of period	$13	$—	$—	$—	$862	$—	$875

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content that is distributed over national cable television networks (our content segment). During the first quarter of 2005, we received over 95% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

Highlights for the first quarter of 2005 include the following:

  •
  revenue growth of 9.8% and operating income before depreciation and amortization growth of 16.1% in our cable segment compared to the same quarter in 2004, driven by continued growth in our digital cable and high-speed Internet services and rate increases in our video services

  •
  repurchases of approximately 9.4 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program

The following provides the details of these highlights and insights into our financial statements, including discussion of our results of operations and our liquidity and capital resources.

Business Developments

On April 20, 2005, we and Time Warner reached definitive agreements to acquire substantially all the assets of Adelphia Communications Corporation for a total of $12.7 billion in cash and 16% of the common stock of Time Warner's cable subsidiary, Time Warner Cable Inc. ("TWC"). We also will exchange certain of our cable systems with TWC for certain TWC cable systems. In addition, TWC will redeem our 17.9% interest in TWC and Time Warner Entertainment Company, L.P. ("TWE") will redeem our 4.7% interest in TWE (together an effective 21% economic ownership of TWC). As a result of these transactions, we will add approximately 1.8 million basic subscribers for a net cash investment of approximately $1.5 billion. Following these transactions, we will serve a total of approximately 23.3 million basic subscribers. These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino, Federal Communications Commission and local franchise approvals, as well as the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction of Adelphia's Chapter 11 case and Adelphia's creditors. Closing is expected to occur in the first or second quarter of 2006.

Refer to Note 4 to our condensed financial statements included in Item 1 for a discussion of our acquisitions and other significant events.

On April 8, 2005, we completed the previously announced transaction with a consortium of investors to acquire Metro-Goldwyn-Mayer, Inc.

Critical Accounting Judgments and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

estimates and judgments on historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our 2004 Form 10-K.

Results of Operations

Revenues

Consolidated revenues for the first quarter of 2005 increased $455 million, or 9.3%, from the same quarter in 2004. Of this increase, $456 million relates to our cable segment and $37 million relates to our content segment, which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose revenues were negatively affected by the National Hockey League ("NHL") lockout.

Operating, selling, general and administrative expenses

Consolidated operating, selling, general and administrative expenses for the first quarter of 2005 increased $158 million, or 5.0%, from the same quarter in 2004. Of this increase, $180 million relates to our cable segment and $29 million relates to our content segment, which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose operating expenses were positively affected by the NHL lockout.

Depreciation

Depreciation expense for the first quarter of 2005 increased $76 million, or 9.5%, from the same quarter in 2004. The increase is primarily attributable to our cable segment and is principally due to our recent capital expenditures.

Amortization

Amortization expense for the first quarter of 2005 increased $14 million, or 5.1%, from the same quarter in 2004, primarily as a result of recognizing as an expense of the current period $20 million of the purchase price allocated to acquired in-process research and development from our transaction with Motorola. The acquired in-process research and development was immediately expensed since the related technology had not reached technological feasibility as of the transaction date.

Segment Operating Results

Operating income before depreciation and amortization is the primary basis we use to measure the operational strength and performance of our segments. Operating income before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets, and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles ("GAAP"), in the business segment footnote to our condensed consolidated financial statements. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Cable Segment Operating Results

The following table presents our cable segment operating results (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Video	$3,362	$3,181	$181	5.7%
High-speed Internet	925	698	227	32.5
Phone	173	178	(5)	(2.8)
Advertising sales	296	269	27	10.0
Other	180	162	18	11.1
Franchise fees	167	159	8	5.0

Revenues	5,103	4,647	456	9.8
Operating expenses	1,863	1,762	101	5.7
Selling, general and administrative expenses	1,245	1,166	79	6.8

Operating income before depreciation and amortization	$1,995	$1,719	$276	16.1%

The following table presents our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 90,000 subscribers acquired in various small acquisitions between March 2004 and March 2005. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

	March 31,		Increase/(Decrease)
	2005	2004	#	%
Video subscribers	21,525	21,581	(56)	(0.3)%
High-speed Internet subscribers	7,408	5,680	1,728	30.4%
Phone subscribers	1,228	1,247	(19)	(1.6)%
	Three Months Ended March 31,		Increase/(Decrease)
	2005	2004	$	%
Monthly average video revenue per video subscriber	$52.04	$49.22	$2.82	5.7%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$42.81	$42.44	$0.37	0.9%
Monthly average phone revenue per phone subscriber	$47.07	$47.34	$(0.27)	(0.6)%

Revenues

Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital cable services, as well as equipment rentals. The increase in video revenue for the interim period from 2004 to 2005 is primarily due to subscriber growth in our digital video service and rate increases. From March 31, 2004, to March 31, 2005, we added approximately 998,000 digital subscribers, or a 12.7% increase in digital subscribers. We expect continued growth in our video revenue.

The increase in high-speed Internet revenue for the interim period from 2004 to 2005 is primarily due to the addition of 1,728,000 high-speed Internet subscribers since March 31, 2004, or a 30.4% increase in high-speed Internet subscribers. We expect continued growth in our high-speed Internet revenue.

The decrease in phone revenue for the interim period from 2004 to 2005 is primarily due to the decrease in the number of phone subscribers. We expect to add phone subscribers as we continue to launch our Comcast Digital Voice phone service.

The increase in advertising sales revenue for the interim period from 2004 to 2005 is primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market, offset, in part, by a decrease in political advertising during 2005. We expect continued growth in our advertising sales revenue.

Other revenue includes installation revenues, revenue from our regional sports and news networks, guide revenues, commissions from electronic retailing, revenue from commercial data services and revenue from other service offerings.

The increase in franchise fees collected from our cable subscribers for the interim period from 2004 to 2005 is primarily attributable to the increase in our revenues upon which the fees apply.

Operating Expenses

Operating expenses increased $101 million for the interim period from 2004 to 2005 primarily as a result of growth in our high-speed Internet and digital cable services.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $79 million for the interim period from 2004 to 2005 primarily as a result of increases in marketing costs and the administrative costs associated with growth in our business.

Content Segment Operating Results

The following table presents our content segment operating results (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Revenues	$213	$176
Operating, selling, general and administrative expenses	136	107

Operating income before depreciation and amortization	$77	$69

Our content segment consists of the national networks E! Entertainment and Style Network, The Golf Channel, Outdoor Life Network, G4 and AZN Television (formerly known as International Channel).

Revenues

Our content segment revenue increased $37 million, or 20.9%, for the first quarter of 2005 compared to the same period in 2004. The increase reflects increases in distribution and advertising revenue for all of the networks and the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses increased $29 million, or 26.5%, for the first quarter of 2005 compared to the same period in 2004. Expenses increased in the 2005 interim period as a result of higher development and marketing expenses for signature events and other original programming in all of our networks, as well as due to the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

Consolidated Income (Expense) Items

Interest Expense

The decrease in interest expense for the interim period from 2004 to 2005 is primarily due to the effects of the write-off in 2004 of unamortized debt issue costs to interest expense in connection with the refinancing of our previously-existing revolving credit facilities, the effects of the early redemption of a portion of the Comcast Exchangeable Notes and the early termination of certain of our interest rate swaps.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

Investment Loss, Net

Investment loss, net for the interim periods includes the following (dollars in millions):

	Three Months Ended March 31,
	2005	2004
Interest and dividend income	$26	$17
(Losses) gains on sales and exchanges of investments, net	(28)	2
Unrealized losses on trading securities	(177)	(174)
Mark to market adjustments on derivatives related to trading securities	155	55
Mark to market adjustments on derivatives	(12)	91

Investment loss, net	$(36)	$(9)

The loss on sales and exchanges of investments for the 2005 interim period consists principally of the $29 million loss on the conversion of Time Warner preferred stock into Time Warner common stock on March 31, 2005.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of most (as of March 31, 2005) of our investments accounted for as trading securities. The differences between the unrealized gains (losses) on trading securities and the mark-to-market adjustments on derivatives related to trading securities, as presented in the table above, result from one or more of the following:

  •
  We did not maintain an economic hedge for our entire investment in the security during some portion or for all of the period

  •
  The security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate

  •
  The issuing company paid a new or an increased dividend to the shareholders of the security

  •
  The change in the time value component of the derivative value during the period

The mark-to-market adjustments on derivatives consist principally of the fair value adjustments related to the derivative component of the notes exchangeable into Comcast stock. We are exposed to changes in the fair value of this derivative since the underlying shares of Comcast Class A Special common stock that we hold in treasury are carried at our historical cost and not adjusted for changes in fair value. As of March 31, 2005, approximately 8.4 million shares of Comcast Class A Special common stock collateralized the outstanding Comcast exchangeable notes.

Other Income (Expense)

The change in other income (expense) for the interim period from 2004 to 2005 is primarily due to a $170 million charge related to our portion of the settlement agreement related to certain litigation between AT&T and At Home. Refer to Note 10 to our condensed consolidated financial statements included in Item 1 for a discussion of this litigation. This charge is partially offset by a $24 million gain on the exchange of one of our equity method investments and a $23 million gain recognized on the sale of certain assets under leveraged leases in the 2005 interim period.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

Income Tax Expense

Our income tax expense differs from the statutory amount primarily due to a net benefit recognized in the 2005 interim period from adjustments to prior years' income tax provisions and the impact of certain charges recognized in the 2005 interim period for which no tax benefit has been recognized.

Liquidity and Capital Resources

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain external financing.

Operating Activities

Net cash provided by operating activities amounted to $1.332 billion for the three months ended March 31, 2005, due principally to our operating income before depreciation and amortization, the effects of interest and income tax payments, and changes in operating assets and liabilities.

During the 2005 interim period, the net change in our operating assets and liabilities was $88 million, primarily attributable to decreases in our accounts receivable of $76 million, offset by a slight reduction in our accounts payable and accrued expenses related to trade creditors of $43 million and a net reduction in other operating assets and liabilities of $121 million. The reduction in other operating assets and liabilities is attributable to payments associated with liabilities recorded as part of the Broadband acquisition of $92 million, including a pension funding in the first quarter.

Financing Activities

Net cash used in financing activities was $135 million for the three months ended March 31, 2005, and consisted principally of our net proceeds from borrowings of $113 million and repurchases of common stock of $326 million. During the 2005 interim period, our borrowings consisted of $225 million, net, under our commercial paper program, while our debt repayments consisted of $100 million under medium-term notes and $12 million under capital leases and other debt instruments.

We have made, and may, from time to time in the future, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Commercial Paper Program.    In June 2004, we entered into a commercial paper program to provide a lower-cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. As of March 31, 2005, amounts outstanding under the program totaled $545 million with a weighted average interest rate of 3.02%.

Available Borrowings Under Credit Facilities.    We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. We have four lines of credit aggregating $4.872 billion and, as of March 31, 2005, amounts available under our lines of credit totaled $3.839 billion.

Stock Repurchases.    During the 2005 interim period, under our Board-authorized share repurchase program, we repurchased approximately 9.4 million shares of our Class A Special common stock. On April 27, 2005, our Board of Directors authorized a $2 billion increase to our share repurchase program, increasing the maximum dollar value of shares that may yet be repurchased under the

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

program to approximately $2.3 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

Financing.    As of March 31, 2005, and December 31, 2004, our debt, including capital lease obligations, was $23.172 billion and $23.592 billion, respectively. The $420 million decrease from December 31, 2004, to March 31, 2005, results principally from the effects of the settlements of certain of our Exchangeable Notes, offset by our net debt borrowings during the three months ended March 31, 2005. Included in our debt as of March 31, 2005, and December 31, 2004, was current portion of long-term debt of $3.855 billion and $3.499 billion, respectively.

Excluding the effects of interest rate risk management instruments, 6.1% and 5.8% of our total debt as of March 31, 2005, and December 31, 2004, respectively, was at variable rates.

Investing Activities

Net cash used in investing activities was $1.013 billion for the three months ended March 31, 2005, and consisted primarily of capital expenditures of $892 million and additions to intangible and other noncurrent assets of $180 million. Additions to intangibles and other noncurrent assets during the 2005 interim period primarily relate to multiple dwelling unit contracts of approximately $45 million, other licenses and software-related intangibles of approximately $60 million and additions to goodwill related to acquisitions of additional ownership interests.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2004 Form 10-K.

ITEM 4.    CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures.    Our chief executive officer and our co-chief financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the quarter ended March 31, 2005, under our Board-authorized repurchase program is as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2005	370,063	$32.40	200,000	$6,400,140	$639,675,327
February 1-28, 2005	1,000,000	$32.17	1,000,000	$32,167,665	$607,507,662
March 1-31, 2005	8,257,511	$32.45	8,164,195	$264,836,112	$342,671,550

Total	9,627,574	$32.42	9,364,195	$303,403,917	$342,671,550

The total number of shares purchased includes 263,379 shares received in the administration of employee equity compensation plans. On April 27, 2005, our Board of Directors authorized a $2 billion increase to our share repurchase program. The table above does not reflect this additional authorization.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

ITEM 6.    EXHIBITS

(a)
Exhibits required to be filed by Item 601 of Regulation S-K:

31
Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)
Reports on Form 8-K:

(i)
We filed a Current Report on Form 8-K under Item 1.01 on January 6, 2005, announcing that the Compensation Committee of our Board of Directors approved an acceleration of the vesting of certain Class A Special common stock options held by current employees.

(ii)
We filed a Current Report on Form 8-K under Item 1.01 on February 22, 2005, announcing that the Compensation Committee of our Board of Directors established 2005 performance targets under certain incentive compensation plans. We also announced an increase in the base salary of one of our executive officers.

(iii)
We filed a Current Report on Form 8-K under Items 1.01 and 9.01 on March 11, 2005, announcing the filing of certain forms of grant document that will be used to evidence a stock option or restricted stock grant made to a named executive officer under the specified plan. We included the forms of grant document as exhibits 10.1, 10.2 and 10.3 to this Current Report.

(iv)
We filed a Current Report on Form 8-K under Items 4.01 and 9.01 on March 25, 2005, announcing a change in certifying accountant for the Comcast-Spectacor 401(k) Plan. We included, as exhibit 16.1 to this Current Report, a letter from the predecessor accountant to the Securities and Exchange Commission that stated whether or not it agreed with our Item 4.01 statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION
/S/ LAWRENCE J. SALVA Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: May 5, 2005