Form 10-Q
period 2005-06-30
COMCAST CORP
filed 2005-08-02
CIK 1166691

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:
JUNE 30, 2005
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

        As of June 30, 2005, there were 1,361,953,722 shares of our Class A Common Stock, 824,577,206 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

        This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to "incorporate by reference" information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as "Comcast"; Comcast and its consolidated subsidiaries as "we," "us" and "our"; and Comcast Holdings Corporation as "Comcast Holdings."

        You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called "forward-looking statements" by words such as "may," "will," "should," "expects," "plans," "anticipates," "believes," "estimates," "predicts," "potential," or "continue," or the negative of these words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should specifically consider various factors, including the risks and uncertainties outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

PART I.    FINANCIAL INFORMATION

ITEM I.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET
(Unaudited)

	(Dollars in millions, except share data)
	June 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,335	$452
Investments	848	1,555
Accounts receivable, less allowance for doubtful accounts of $141 and $132	1,031	959
Other current assets	570	569

Total current assets	3,784	3,535

INVESTMENTS	13,208	12,812
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $10,981 and $9,416	18,797	18,711
FRANCHISE RIGHTS	51,075	51,071
GOODWILL	14,118	14,020
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $4,059 and $3,452	3,658	3,851
OTHER NONCURRENT ASSETS, net	707	694

	$105,347	$104,694

LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$2,042	$2,041
Accrued expenses and other current liabilities	2,663	2,735
Deferred income taxes	110	360
Current portion of long-term debt	4,384	3,499

Total current liabilities	9,199	8,635

LONG-TERM DEBT, less current portion	19,746	20,093
DEFERRED INCOME TAXES	26,995	26,815
OTHER NONCURRENT LIABILITIES	7,310	7,261
MINORITY INTEREST	679	468
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS' EQUITY
Preferred stock—authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,605,594,222 and 1,603,320,864; outstanding, 1,361,953,722 and 1,359,680,364	16	16
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 871,867,049 and 890,234,413; outstanding, 824,577,206 and 842,944,570	9	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	43,904	44,142
Retained earnings	5,160	4,891
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(154)	(119)

Total stockholders' equity	41,418	41,422

	$105,347	$104,694

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS
(Unaudited)

	(Dollars in millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
REVENUES	$5,598	$5,066	$10,961	$9,974
COSTS AND EXPENSES
Operating (excluding depreciation)	1,944	1,794	3,901	3,663
Selling, general and administrative	1,445	1,320	2,821	2,626
Depreciation	891	813	1,765	1,611
Amortization	270	287	560	563

	4,550	4,214	9,047	8,463

OPERATING INCOME	1,048	852	1,914	1,511
OTHER INCOME (EXPENSE)
Interest expense	(467)	(484)	(911)	(984)
Investment income, net	176	151	140	142
Equity in net losses of affiliates	(16)	(20)	(4)	(37)
Other income (expense)	30	12	(78)	19

	(277)	(341)	(853)	(860)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	771	511	1,061	651
INCOME TAX EXPENSE	(331)	(234)	(471)	(310)

INCOME BEFORE MINORITY INTEREST	440	277	590	341
MINORITY INTEREST	(10)	(15)	(17)	(14)

NET INCOME	$430	$262	$573	$327

BASIC EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.19	$0.12	$0.26	$0.14

DILUTED EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.19	$0.12	$0.26	$0.14

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

	(Dollars in millions)
	Six Months Ended June 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$573	$327
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,765	1,611
Amortization	560	563
Non-cash interest expense, net	21	25
Equity in net losses of affiliates	4	37
Losses (gains) on investments and other (income) expense, net	(172)	(125)
Non-cash contribution expense	6	23
Minority interest	17	14
Deferred income taxes	(66)	155
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(68)	(8)
Change in accounts payable and accrued expenses related to trade creditors	1	(236)
Change in other operating assets and liabilities	(124)	247

Net cash provided by operating activities	2,517	2,633

FINANCING ACTIVITIES
Proceeds from borrowings	1,495	1,058
Retirements and repayments of debt	(279)	(1,617)
Issuances of common stock	59	38
Repurchases of common stock	(660)	(511)
Other	83	8

Net cash provided by (used in) financing activities	698	(1,024)

INVESTING ACTIVITIES
Capital expenditures	(1,842)	(1,732)
Proceeds from sales and restructuring of investments	317	51
Purchases of investments	(305)	(106)
Acquisitions, net of cash acquired	(134)	(336)
Additions to intangible and other noncurrent assets	(305)	(453)
Purchases of short-term investments, net	(63)	(15)
Proceeds from settlement of contract of acquired company	—	26

Net cash used in investing activities	(2,332)	(2,565)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	883	(956)
CASH AND CASH EQUIVALENTS, beginning of period	452	1,550

CASH AND CASH EQUIVALENTS, end of period	$1,335	$594

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission ("SEC") rules that permit reduced disclosure for interim periods.

These financial statements include all adjustments that are necessary for a fair presentation of our financial condition, results of operations and cash flows for the interim periods shown, including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

FIN No. 47

In March 2005, the FASB issued FASB Interpretation ("FIN") No. 47 "Accounting for Conditional Asset Retirement Obligations—an Interpretation of FASB Statement No. 143" ("FIN No. 47"). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our consolidated financial condition or results of operations.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29" ("SFAS No. 153"). The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions" ("APB No. 29"), is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, "Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3" ("SFAS No. 154"). This Statement replaces APB Opinion No. 20, "Accounting Changes" and FASB Statement No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

3. EARNINGS PER SHARE

Basic earnings (loss) per common share ("Basic EPS") is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares during the period.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Diluted EPS for the three and six months ended June 30, 2005, excludes approximately 90 million and 78 million potential common shares, respectively, and Diluted EPS for the three and six months ended June 30, 2004, excludes approximately 108 million and 93 million potential common shares, respectively, related to our stock plans because the option exercise price was greater than the average market price of our Class A common stock and our Class A Special common stock for the period.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the interim periods presented:

	(Amounts in millions, except per share data) Three Months Ended June 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$430	2,207	$0.19	$262	2,257	$0.12
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		14			10

Diluted EPS	$430	2,221	$0.19	$262	2,267	$0.12

	(Amounts in millions, except per share data) Six Months Ended June 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$573	2,211	$0.26	$327	2,257	$0.14
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		13			11

Diluted EPS	$573	2,224	$0.26	$327	2,268	$0.14

4. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Motorola

On March 31, 2005, we entered into a strategic alliance with Motorola, Inc. whereby we will jointly develop next-generation conditional access software for cable networks and related products and market such products to other equipment manufacturers and cable companies through the creation of two ventures. Under the agreements, in addition to funding approximately 50% of the annual cost requirements of the ventures, we have paid, through the ventures, $20 million to Motorola and committed up to $80 million in cash, also to be paid through the ventures, over a four-year period to Motorola based on the achievement of certain milestones. Motorola contributed licenses to conditional access and related technology for their ownership in these entities.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

These two ventures are both considered variable interest entities under FASB Interpretation No. 46, "Consolidation of Variable Interest Entities," and we have consolidated both of these ventures since we are the primary beneficiary. Accordingly, we have recorded approximately $190 million in intangible assets, of which we recorded a charge of approximately $20 million related to in-process research and development in the first quarter that has been included in amortization expense. These amounts are based on a preliminary valuation estimate of the intangibles contributed to the joint ventures, and these intangibles, including in-process research and development, are subject to further adjustment as final valuations are obtained.

MGM

On April 8, 2005, we completed a transaction with a consortium of investors to acquire Metro-Goldwyn-Mayer Inc. We acquired our 20% interest for approximately $250 million in cash. We are accounting for this investment under the equity method of accounting.

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

5. INVESTMENTS

	(Dollars in millions)
	June 30, 2005	December 31, 2004
Fair value method
Cablevision	$165	$362
Liberty Media Corporation	1,019	1,098
Liberty Global	362	366
Microsoft	590	626
Sprint	660	656
Time Warner	1,401	—
Vodafone	189	540
Other	88	24

	4,474	3,672
Equity method, principally cable-related	2,768	2,460
Cost method, principally Time Warner Cable at June 30, 2005, and Time Warner Cable and Time Warner at December 31, 2004	6,814	8,235

Total investments	14,056	14,367
Less, current investments	848	1,555

Non-current investments	$13,208	$12,812

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

Fair Value Method

We hold unrestricted equity investments, which we account for as available for sale or trading securities, in publicly traded companies. Our investments in Liberty Media Corporation, Liberty Global, Inc. (formerly known as Liberty Media International, Inc. ("Liberty Global"), Microsoft, Sprint and Vodafone, and approximately 44% of our investment in Cablevision, are accounted for as trading securities. The net unrealized pre-tax gains/(losses) on investments accounted for as available for sale securities as of June 30, 2005, and December 31, 2004, of $(23) million and $26 million, respectively, have been reported in our consolidated balance sheet as a component of accumulated other comprehensive loss, net of related deferred income taxes of $(8) million and $9 million, respectively.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (dollars in millions):

	June 30, 2005	December 31, 2004
Cost	$1,588	$65
Unrealized gains	47	26
Unrealized losses	(70)	—

Fair value	$1,565	$91

In February 2005, we entered into a 10 year prepaid forward sale of approximately 2.7 million shares of Liberty Global Series A common stock for proceeds of $99 million.

In June 2005, we, through a majority owned partnership, entered into a seven year, seven month prepaid forward sale of approximately 5.1 million shares of Cablevision Class A Common Stock for proceeds of $114 million. We have designated the derivative component of the prepaid forward as a fair value hedge of the related Cablevision shares. Accordingly, the mark to market adjustment on the 56% of the Cablevision shares held by the partnership and classified as available for sale securities will be recorded to investment income, net over the term of the prepaid forward.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Income, Net

Investment income, net for the interim periods includes the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income	$24	$27	$51	$45
Gains (losses) on sales and exchanges of investments, net	—	(1)	(28)	1
Investment impairment losses	(3)	(3)	(3)	(3)
Unrealized gains (losses) on trading securities and hedged items	83	(53)	(94)	(227)
Mark to market adjustments on derivatives related to trading securities and hedged items	43	200	198	255
Mark to market adjustments on derivatives	29	(19)	16	71

Investment income, net	$176	$151	$140	$142

6. GOODWILL

        The changes in the carrying amount of goodwill by business segment (see Note 11) for the period presented are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total
Balance, December 31, 2004	$12,998	$824	$198	$14,020
Settlement or adjustments	(36)	73	—	37
Acquisitions	—	—	61	61

Balance, June 30, 2005	$12,962	$897	$259	$14,118

7. LONG-TERM DEBT

	(Dollars in millions)
	June 30, 2005	December 31, 2004
Notes exchangeable into common stock	$1,066	$1,699
Bank and public debt	22,643	21,457
Other, including capital lease obligations	421	436

Total debt	$24,130	$23,592

The Cross-Guarantee Structure

We and a number of our wholly-owned subsidiaries that hold substantially all of our cable assets have unconditionally guaranteed each other's debt securities and indebtedness for borrowed money. As of June 30, 2005, $21.450 billion of our debt was included in the cross-guarantee structure.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Holdings is not a guarantor, and none of its debt is guaranteed under the cross-guarantee structure. As of June 30, 2005, $906 million of our debt was outstanding at Comcast Holdings.

Senior Notes Offering

In June 2005, we issued $1.5 billion of notes consisting of $750 million of 4.95% notes due 2016 and $750 million of 5.65% notes due 2035. We used the net proceeds of this offering for working capital and general corporate purposes, including repayment of existing indebtedness.

Debt Redemption

In June 2005, we gave notice to holders of our 9.5% Senior Notes due 2013 with an aggregate principal amount of $525 million that we will redeem the notes on August 1, 2005 at a premium of 4.75% over par. We have classified the notes as long-term in our consolidated balance sheet as of June 30, 2005, because we have both the ability and intent, if necessary, to finance the redemption with long-term borrowings.

Lines and Letters of Credit

As of June 30, 2005, we and certain of our subsidiaries had unused lines of credit of $3.951 billion under respective credit facilities.

As of June 30, 2005, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling approximately $402 million to cover potential fundings under various agreements.

Notes Exchangeable into Common Stock

As of June 30, 2005, our Microsoft, Vodafone and Comcast exchangeable notes (the "Exchangeable Notes") are mandatorily redeemable at our option into shares of (a) Microsoft common stock or its cash equivalent; (b)(i) Vodafone ADRs, (ii) the cash equivalent, or (iii) a combination of cash and Vodafone ADRs; and (c) Comcast Class A Special common stock or its cash equivalent, respectively. The maturity value of the Exchangeable Notes varies based upon the fair market value of the security to which it is indexed. Our Exchangeable Notes are collateralized by our investments in Microsoft and Vodafone, respectively, and the Comcast Class A Special common stock held in treasury (see Note 5).

During the three and six months ended June 30, 2005, we settled an aggregate of $176 million face amount and $572 million face amount, respectively, of our obligations relating to our Cablevision and Vodafone exchangeable notes by delivering the underlying shares or ADRs to the counterparties upon maturity of the instruments, and the equity collar agreements related to the underlying securities were exercised. The Cablevision and Vodafone transactions represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature.

As of June 30, 2005, the securities we held collateralizing the Exchangeable Notes were sufficient to satisfy the debt obligations associated with the outstanding Exchangeable Notes (see Notes 5 and 9).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

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

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 5) and the change in the carrying value of the debt component of the Exchangeable Notes and the ZONES as follows (dollars in millions):

	Exchangeable Notes		ZONES
	Six Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Balance at beginning of period:
Debt component	$1,758	$5,030	$540	$515
Derivative component	(59)	(712)	168	268

Total	1,699	4,318	708	783
Decrease in debt component due to maturities and redemptions	(572)	(887)	—	—
Change in debt component to interest expense	(3)	(44)	14	13
Change in derivative component to investment income, net	(58)	(27)	(51)	(56)
Balance at end of period:
Debt component	1,183	4,099	554	528
Derivative component	(117)	(739)	117	212

Total	$1,066	$3,360	$671	$740

Derivatives

We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have entered into indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

Interest Rates

Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income, net, our effective weighted average interest rate on our total debt outstanding was 7.38% as of June 30, 2005, and December 31, 2004, respectively. As of June 30, 2005, and December 31, 2004, accrued interest was $456 million and $444 million, respectively.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS' EQUITY

Board-Authorized Repurchase Program

During the three and six months ended June 30, 2005, we repurchased approximately 10.5 million shares and 19.9 million shares, respectively, of our Class A Special common stock for aggregate consideration of $334 million and $637 million (on a trade date basis), respectively, pursuant to our Board-authorized share repurchase program. On April 27, 2005, our Board of Directors authorized a $2 billion increase to our share repurchase program, increasing the maximum dollar value of shares that may yet be repurchased under the program to approximately $2.0 billion as of June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income, as reported	$430	$262	$573	$327
Add: Stock-based compensation expense included in net income, as reported above, net of related tax effects	12	10	16	15
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(37)	(48)	(65)	(81)

Pro forma, net income	$405	$224	$524	$261

Basic earnings for common stockholders per common share:
As reported	$0.19	$0.12	$0.26	$0.14
Pro forma	$0.18	$0.10	$0.24	$0.12
Diluted earnings for common stockholders per common share:
As reported	$0.19	$0.12	$0.26	$0.14
Pro forma	$0.18	$0.10	$0.24	$0.12

The pro forma effect on net income and earnings per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration additional awards that may be granted in future years on a much larger employee base.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity of the Comcast option plans during the six months ended June 30, 2005 (options in thousands):

	Class A Common Stock		Class A Special Common Stock
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	82,344	$36.99	55,238	$30.67
Granted	9,391	$33.59	—	—
Exercised	(1,264)	$25.71	(1,478)	$13.52
Forfeited, expired or cancelled	(3,207)	$38.76	(598)	$32.46

Outstanding at end of period	87,264	$36.80	53,162	$31.12

Exercisable at end of period	50,778	$41.70	48,379	$31.72

The following table summarizes the activity of our restricted stock plan during the six months ended June 30, 2005 (shares in thousands):

	Class A Common Stock Awards	Class A Special Common Stock Awards
Awards outstanding at beginning of period	2,536	392
Granted	3,686	—
Awards vested and shares issued	(427)	(172)
Forfeited or cancelled	(95)	(11)

Awards outstanding at end of period	5,700	209

The weighted-average share price of each Class A Common restricted stock grant during the six months ended June 30, 2005 was $33.63.

Comprehensive Income

Our total comprehensive income for the interim periods was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income	$430	$262	$573	$327
Unrealized losses on marketable securities	(42)	(11)	(32)	(9)
Reclassification adjustments included in net income	(6)	11	(3)	19

Comprehensive income	$382	$262	$538	$337

9. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the interim periods as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest	$341	$376	$879	$981
Income taxes	$415	$89	$427	$150

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

During the six months ended June 30, 2005, we:

  •
  recorded $170 million of intangible assets in connection with the formation of the ventures in the Motorola transaction, which is considered a non-cash investing and financing activity, and

  •
  recorded $40 million of investments in connection with our commitment to fund an equity method investment, which is considered a non-cash investing and financing activity.

During the six months ended June 30, 2004, we:

  •
  acquired cable systems through the assumption of $68 million of debt which is considered a non-cash financing and investing activity.

  •
  issued shares of G4 with a value of approximately $70 million, which is considered a non-cash financing and investing activity.

During the six months ended June 30, 2005 and 2004, we entered into non-cash financing and investing activities related to certain of our Exchangeable Notes (see Note 7).

10. COMMITMENTS AND CONTINGENCIES

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between March 2007 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of June 30, 2005, at which time there were no quoted market prices for similar agreements.

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

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Court for the Northern District of California by certain At Home bondholders against us, AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged "preference" payments in excess of $89 million, allegedly made to the defendants prior to the At Home bankruptcy filing.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. On March 10, 2005, the court certified a class of all purchasers of publicly traded At Home stock between March 28, 2000, and September 28, 2001. Plaintiffs have moved to amend the complaint so as to move the commencement of the class period back to November 9, 1999. We are opposing this amendment. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims and have indicated that they intend to recommence the breach of fiduciary duty claim. In the meantime, we have entered into an agreement with plaintiffs tolling the statute of limitations for the breach of fiduciary duty claim. In the action in the United States Bankruptcy Court for the Northern District of California (item (iv) above), the parties filed a stipulation in January 2004, staying the case until such time as either party elects to resume the case. Pursuant to the settlement between At Home's bondholders and AT&T described below, this action will be dismissed upon approval of the settlement by the Bankruptcy Court.

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

In May 2005, At Home bondholders' liquidating trust and AT&T agreed to settle these two actions. Pursuant to the settlement, AT&T agreed to pay $340 million to the bondholders' liquidating trust. The settlement is subject to the approval of the Bankruptcy Court. Upon approval, these two actions, as well as the action described in item (iv) above, will be dismissed. As a result of the settlement by AT&T, we recorded a $170 million charge to other income (expense), reflecting our portion of the settlement amount, in our first quarter financial results. In May 2005, we paid $170 million representing

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

our share of the settlement amount, and we have classified such payment as an operating activity in our statement of cash flows.

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

The first lawsuit, for which our portion of any loss is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering ("Wireless Case"). In March 2004, the plaintiffs, and AT&T and the other defendants, moved for summary judgment in the Wireless Case. The New Jersey District Court denied the motions, and the Judicial Panel on Multidistrict Litigation remanded the cases for trial to the United States District Court for the Southern District of New York, where they had originally been brought. No trial date has been set. We and AT&T believe that AT&T has meritorious defenses in the Wireless Case, and it is being vigorously defended.

The second lawsuit, for which our portion of any loss is 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock ("Common Stock Case"). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million. In April 2005, the court entered an order approving the proposed settlement. In May 2005, we paid $50 million representing our share of the settlement amount and we have classified such payment as an operating activity in our statement of cash flows.

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
QUARTER ENDED JUNE 30, 2005

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
QUARTER ENDED JUNE 30, 2005

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

	Cable(1)	Content	Corporate and Other(2)	Eliminations(3)	Total
Three Months Ended June 30, 2005
Revenues(4)	$5,328	$234	$67	$(31)	$5,598
Operating income (loss) before depreciation and amortization(5)	2,175	97	(60)	(3)	2,209
Depreciation and amortization	1,121	29	16	(5)	1,161
Operating income (loss)	1,054	68	(76)	2	1,048
Capital expenditures	936	3	11	—	950
Three Months Ended June 30, 2004
Revenues(4)	$4,838	$199	$67	$(38)	$5,066
Operating income (loss) before depreciation and amortization(5)	1,920	77	(42)	(3)	1,952
Depreciation and amortization	1,043	39	23	(5)	1,100
Operating income (loss)	877	38	(65)	2	852
Capital expenditures	893	6	5	—	904
Six Months Ended June 30, 2005
Revenues(4)	$10,431	$447	$157	$(74)	$10,961
Operating income (loss) before depreciation and amortization(5)	4,170	174	(98)	(7)	4,239
Depreciation and amortization	2,225	74	36	(10)	2,325
Operating income (loss)	1,945	100	(134)	3	1,914
Capital expenditures	1,819	7	16	—	1,842
Six Months Ended June 30, 2004
Revenues(4)	$9,485	$375	$188	$(74)	$9,974
Operating income (loss) before depreciation and amortization(5)	3,639	146	(98)	(2)	3,685
Depreciation and amortization	2,060	74	50	(10)	2,174
Operating income (loss)	1,579	72	(148)	8	1,511
Capital expenditures	1,707	10	15	—	1,732
As of June 30, 2005
Assets	$105,042	$2,530	$515	$(2,740)	$105,347
As of December 31, 2004
Assets	$103,727	$2,533	$1,112	$(2,678)	$104,694

(1)
Our regional sports and news networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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
QUARTER ENDED JUNE 30, 2005

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

Comcast Corporation
Condensed Consolidating Balance Sheet
As of June 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$3	$—	$—	$—	$1,332	$—	$1,335
Investments	—	—	—	—	848	—	848
Accounts receivable, net	—	—	—	—	1,031	—	1,031
Other current assets	11	—	—	—	559	—	570

Total current assets	14	—	—	—	3,770	—	3,784

INVESTMENTS	—	—	—	—	13,208	—	13,208
INVESTMENTS IN AND AMOUNTS DUE FROM SUBSIDIARIES ELIMINATED UPON CONSOLIDATION	49,917	29,404	35,776	41,862	22,838	(179,797)	—
PROPERTY AND EQUIPMENT, net	10	—	3	—	18,784	—	18,797
FRANCHISE RIGHTS	—	—	—	—	51,075	—	51,075
GOODWILL	—	—	—	—	14,118	—	14,118
OTHER INTANGIBLE ASSETS, net	—	—	—	—	3,658	—	3,658
OTHER NONCURRENT ASSETS, net	143	26	25	—	513	—	707

Total assets	$50,084	$29,430	$35,804	$41,862	$127,964	$(179,797)	$105,347

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$2,042	$—	$2,042
Accrued expenses and other current liabilities	411	228	114	185	1,725	—	2,663
Deferred income taxes	—	—	—	—	110	—	110
Current portion of long-term debt	—	1,319	—	1,972	1,093	—	4,384

Total current liabilities	411	1,547	114	2,157	4,970	—	9,199

LONG-TERM DEBT, less current portion	5,715	5,017	3,498	3,929	1,587	—	19,746
DEFERRED INCOME TAXES	—	—	—	—	26,995	—	26,995
OTHER NONCURRENT LIABILITIES	2,540	28	—	—	4,742	—	7,310
MINORITY INTEREST	—	—	—	—	679	—	679
STOCKHOLDERS' EQUITY
Common stock	25	—	—	—	—	—	25
Other stockholders' equity	41,393	22,838	32,192	35,776	88,991	(179,797)	41,393

Total stockholders' equity	41,418	22,838	32,192	35,776	88,991	(179,797)	41,418

Total liabilities and stockholders' equity	$50,084	$29,430	$35,804	$41,862	$127,964	$(179,797)	$105,347

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

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
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$5,598	$—	$5,598
Management fee revenue	113	44	69	69	—	(295)	—

	113	44	69	69	5,598	(295)	5,598

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	1,944	—	1,944
Selling, general and administrative	49	44	69	69	1,509	(295)	1,445
Depreciation	—	—	—	—	891	—	891
Amortization	—	—	—	—	270	—	270

	49	44	69	69	4,614	(295)	4,550

OPERATING INCOME	64	—	—	—	984	—	1,048
OTHER INCOME (EXPENSE)
Interest expense	(80)	(120)	(82)	(98)	(87)	—	(467)
Investment income, net	—	—	—	—	176	—	176
Equity in net income (losses) of affiliates	440	364	96	160	270	(1,346)	(16)
Other income	—	—	—	—	30	—	30

	360	244	14	62	389	(1,346)	(277)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	424	244	14	62	1,373	(1,346)	771
INCOME TAX (EXPENSE) BENEFIT	6	42	28	34	(441)	—	(331)

INCOME (LOSS) BEFORE MINORITY INTEREST	430	286	42	96	932	(1,346)	440
MINORITY INTEREST	—	—	—	—	(10)	—	(10)

NET INCOME (LOSS)	$430	$286	$42	$96	$922	$(1,346)	$430

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Operations
For the Three Months Ended June 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$5,066	$—	$5,066
Management fee revenue	104	40	64	64	—	(272)	—

	104	40	64	64	5,066	(272)	5,066

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	1,794	—	1,794
Selling, general and administrative	49	40	64	64	1,375	(272)	1,320
Depreciation	—	—	—	—	813	—	813
Amortization	—	—	—	—	287	—	287

	49	40	64	64	4,269	(272)	4,214

OPERATING INCOME	55	—	—	—	797	—	852
OTHER INCOME (EXPENSE)
Interest expense	(61)	(115)	(77)	(100)	(131)	—	(484)
Investment income, net	—	—	—	—	151	—	151
Equity in net income (losses) of affiliates	266	339	77	142	258	(1,102)	(20)
Other income	—	—	—	—	12	—	12

	205	224	—	42	290	(1,102)	(341)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	260	224	—	42	1,087	(1,102)	511
INCOME TAX (EXPENSE) BENEFIT	2	41	27	35	(339)	—	(234)

INCOME (LOSS) BEFORE MINORITY INTEREST	262	265	27	77	748	(1,102)	277
MINORITY INTEREST	—	—	—	—	(15)	—	(15)

NET INCOME (LOSS)	$262	$265	$27	$77	$733	$(1,102)	$262

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$10,961	$—	$10,961
Management fee revenue	224	86	136	136	—	(582)	—

	224	86	136	136	10,961	(582)	10,961

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	3,901	—	3,901
Selling, general and administrative	91	86	136	136	2,954	(582)	2,821
Depreciation	1	—	—	—	1,764	—	1,765
Amortization	—	—	—	—	560	—	560

	92	86	136	136	9,179	(582)	9,047

OPERATING INCOME	132	—	—	—	1,782	—	1,914
OTHER INCOME (EXPENSE)
Interest expense	(151)	(240)	(165)	(195)	(160)	—	(911)
Investment loss, net	—	—	—	—	140	—	140
Equity in net income (losses) of affiliates	585	681	279	406	521	(2,476)	(4)
Other income	—	—		—	(78)	—	(78)

	434	441	114	211	423	(2,476)	(853)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	566	441	114	211	2,205	(2,476)	1,061
INCOME TAX (EXPENSE) BENEFIT	7	84	58	68	(688)	—	(471)

INCOME (LOSS) BEFORE MINORITY INTEREST	573	525	172	279	1,517	(2,476)	590
MINORITY INTEREST	—	—	—	—	(17)	—	(17)

NET INCOME (LOSS)	$573	$525	$172	$279	$1,500	$(2,476)	$573

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Operations
For the Six Months Ended June 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$9,974	$—	$9,974
Management fee revenue	202	79	125	125	—	(531)	—

	202	79	125	125	9,974	(531)	9,974

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	3,663	—	3,663
Selling, general and administrative	93	79	125	125	2,735	(531)	2,626
Depreciation	—	—	—	—	1,611	—	1,611
Amortization	—	—	—	—	563	—	563

	93	79	125	125	8,572	(531)	8,463

OPERATING INCOME	109	—	—	—	1,402	—	1,511
OTHER INCOME (EXPENSE)
Interest expense	(163)	(242)	(153)	(201)	(225)	—	(984)
Investment loss, net	—	—	—	—	142	—	142
Equity in net income (losses) of affiliates	362	607	170	301	413	(1,890)	(37)
Other income	—	—	—	—	19	—	19

	199	365	17	100	349	(1,890)	(860)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	308	365	17	100	1,751	(1,890)	651
INCOME TAX (EXPENSE) BENEFIT	19	85	54	70	(538)	—	(310)

INCOME (LOSS) BEFORE MINORITY INTEREST	327	450	71	170	1,213	(1,890)	341
MINORITY INTEREST	—	—	—	—	(14)	—	(14)

NET INCOME (LOSS)	$327	$450	$71	$170	$1,199	$(1,890)	$327

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$372	$(131)	$(107)	$(182)	$2,565	—	$2,517

FINANCING ACTIVITIES
Proceeds from borrowings	1,494	—	—	—	1	—	1,495
Retirements and repayments of debt	(131)	—	—	(115)	(33)	—	(279)
Issuances of common stock	59	—	—	—	—	—	59
Repurchases of common stock	(660)	—	—	—	—	—	(660)
Other	—	—	—	—	83	—	83

Net cash provided by (used in) financing activities	762	—	—	(115)	51	—	698

INVESTING ACTIVITIES
Net transactions with affiliates	(1,131)	131	107	297	596	—	—
Capital expenditures	—	—	—	—	(1,842)	—	(1,842)
Proceeds from sales and restructuring of investments	—	—	—	—	317	—	317
Purchases of investments	—	—	—	—	(305)	—	(305)
Acquisitions, net of cash acquired	—	—	—	—	(134)	—	(134)
Additions to intangible and other noncurrent assets	—	—	—	—	(305)	—	(305)
Purchases of short-term investments, net	—	—	—	—	(63)	—	(63)

Net cash (used in) provided by investing activities	(1,131)	131	107	297	(1,736)	—	(2,332)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	3	—	—	—	880	—	883
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	452	—	452

CASH AND CASH EQUIVALENTS, end of period	$3	$—	$—	$—	$1,332	$—	$1,335

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Concluded)
(Unaudited)

Comcast Corporation
Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$144	$(30)	$37	$(220)	$2,702	$—	$2,633

FINANCING ACTIVITIES
Proceeds from borrowings	654	—	400	—	4	—	1,058
Retirements and repayments of debt	(350)	(561)	(200)	(6)	(500)	—	(1,617)
Issuances of common stock	38	—	—	—	—	—	38
Repurchases of common stock	(511)	—	—	—	—	—	(511)
Other	8	—	—	—	—	—	8

Net cash provided by (used in) financing activities	(161)	(561)	200	(6)	(496)	—	(1,024)

INVESTING ACTIVITIES
Net transactions with affiliates	17	591	(237)	226	(597)	—	—
Capital expenditures	—	—	—	—	(1,732)	—	(1,732)
Proceeds from sales and restructuring of investments	—	—	—	—	51	—	51
Purchases of investments	—	—	—	—	(106)	—	(106)
Acquisitions, net of cash acquired	—	—	—	—	(336)	—	(336)
Additions to intangible and other noncurrent assets	—	—	—	—	(453)	—	(453)
Purchases of short-term investments, net	—	—	—	—	(15)	—	(15)
Proceeds from settlement of contract of acquired company	—	—	—	—	26	—	26

Net cash (used in) provided by investing activities	17	591	(237)	226	(3,162)	—	(2,565)

DECREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	(956)	—	(956)
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	1,550	—	1,550

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$594	$—	$594

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content that is distributed over national cable television networks (our content segment). During the six months ended June 30, 2005, we received over 95% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

Highlights for the six months ended June 30, 2005, include the following:

  •
  revenue growth of 10% and operating income before depreciation and amortization growth of 14.6% in our cable segment compared to the same period in 2004, driven by continued growth in our digital cable and high-speed Internet services and rate increases in our video services

  •
  repurchases of approximately 20 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program

The following provides the details of these highlights and insights into our financial statements, including discussion of our results of operations and our liquidity and capital resources.

Business Developments

On April 20, 2005, we and Time Warner reached definitive agreements to acquire substantially all the assets of Adelphia Communications Corporation for a total of $12.7 billion in cash and 16% of the common stock of Time Warner's cable subsidiary, Time Warner Cable Inc. ("TWC"). We also will exchange certain of our cable systems with TWC for certain TWC cable systems. In addition, TWC will redeem our 17.9% interest in TWC, and Time Warner Entertainment Company, L.P. ("TWE") will redeem our 4.7% interest in TWE (together an effective 21% economic ownership of TWC). As a result of these transactions, we will add approximately 1.8 million basic subscribers for a net cash investment of approximately $1.5 billion. Following these transactions, we will serve a total of approximately 23.2 million basic subscribers. These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino, Federal Communications Commission and local franchise approvals, as well as the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction of Adelphia's Chapter 11 case and Adelphia's creditors. Closing is expected to occur in the first or second quarter of 2006.

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
QUARTER ENDED JUNE 30, 2005

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

Results of Operations

Revenues

Consolidated revenues for the three and six month interim periods in 2005 increased $532 million and $987 million, or 10.5% and 9.9%, respectively, from the same periods in 2004. Of these increases, $490 million and $946 million relate to our cable segment and $35 million and $72 million relate to our content segment, which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose revenues were negatively affected by the National Hockey League ("NHL") lockout.

Operating, selling, general and administrative expenses

Consolidated operating, selling, general and administrative expenses for the three and six month interim periods in 2005 increased $275 million and $433 million, or 8.8% and 6.9%, respectively, from the same periods in 2004. Of these increases, $235 million and $415 million relate to our cable segment and $15 million and $44 million relate to our content segment, which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose operating expenses were positively affected by the NHL lockout.

Depreciation

Depreciation expense for the three and six month interim periods in 2005 increased $78 million and $154 million, or 9.6% in both interim periods. The increase is primarily attributable to our cable segment and is principally due to our recent capital expenditures.

Amortization

Amortization expense for the three month interim period in 2005 decreased $17 million or 5.9% from the same period in 2004. The decrease reflects an ongoing reduction in annual amortization of approximately $100 million associated with intangibles acquired in the Broadband acquisition and a non-recurring adjustment reducing our intangible amortization associated with obtaining updated valuation reports for certain recent acquisitions. Amortization expense for the six month interim period in 2005 remained essentially unchanged from the same period in 2004 as a result of the adjustments described above, offset by the effects of the write off of approximately $20 million of acquired in-process research and development from our transaction with Motorola (see Note 4). The acquired in-process research and development was immediately expensed since the related technology had not reached technological feasibility as of the transaction date.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

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

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Cable Segment Operating Results

The following tables present our cable segment operating results (dollars in millions):

	Three Months Ended June 30,		Increase/ (Decrease)
	2005	2004	$	%
Video	$3,441	$3,247	$194	6.0%
High-speed Internet	982	763	219	28.7
Phone	170	177	(7)	(4.0)
Advertising sales	362	330	32	9.7
Other	203	158	45	28.5
Franchise fees	170	163	7	4.3

Revenues	5,328	4,838	490	10.1
Operating expenses	1,844	1,731	113	6.5
Selling, general and administrative expenses	1,309	1,187	122	10.3

Operating income before depreciation and amortization	$2,175	$1,920	$255	13.3%

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Video	$6,803	$6,428	$375	5.8%
High-speed Internet	1,907	1,461	446	30.5
Phone	343	355	(12)	(3.4)
Advertising sales	658	599	59	9.8
Other	383	320	63	19.7
Franchise fees	337	322	15	4.7

Revenues	10,431	9,485	946	10.0
Operating expenses	3,707	3,493	214	6.1
Selling, general and administrative expenses	2,554	2,353	201	8.5

Operating income before depreciation and amortization	$4,170	$3,639	$531	14.6%

The following table presents our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 90,000 subscribers acquired in various small acquisitions between June 2004 and June 2005. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

	June 30,		Increase/(Decrease)
	2005	2004	#	%
Video subscribers	21,448	21,485	(37)	(0.2)%
High-speed Internet subscribers	7,705	6,007	1,698	28.3%
Phone subscribers	1,230	1,225	5	0.4%
	Three Months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Monthly average video revenue per video subscriber	$53.38	$50.29	$3.09	6.2%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$43.34	$43.50	$(0.16)	(0.4%)
Monthly average phone revenue per phone subscriber	$46.06	$47.71	$(1.65)	(3.5%)
	Six Months Ended June 30,		Increase/(Decrease)
	2005	2004	$	%
Monthly average video revenue per video subscriber	$52.74	$49.84	$2.90	5.8%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$43.25	$43.12	$0.13	0.3%
Monthly average phone revenue per phone subscriber	$46.59	$47.55	$(0.96)	(2.0%)

Revenues

Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital cable services, as well as equipment rentals. The increases in video revenue for the interim periods from 2004 to 2005 are primarily due to rate increases and subscriber growth in our digital video service. From June 30, 2004, to June 30, 2005, we added approximately 1,075,000, net, digital subscribers, or a 13.3% increase in digital subscribers. We expect continued growth in our video revenue.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

The increases in high-speed Internet revenue for the interim periods from 2004 to 2005 are primarily due to the addition of 1,698,000, net, high-speed Internet subscribers since June 30, 2004, or a 28.3% increase in high-speed Internet subscribers. We expect continued growth in our high-speed Internet revenue.

The decreases in phone revenue for the interim periods from 2004 to 2005 are primarily due to the decrease in the average revenue per phone subscriber. We expect to add phone subscribers as we continue to launch our Comcast Digital Voice phone service.

The increases in advertising sales revenue for the interim periods from 2004 to 2005 are primarily due to the effects of growth in regional/national advertising as a result of the continuing success of our regional interconnects and a stronger local advertising market, offset, in part, by a decrease in political advertising during 2005. We expect continued growth in our advertising sales revenue.

Other revenue includes installation revenues, revenue from our regional sports and news networks, guide revenues, commissions from electronic retailing, revenue from commercial data services and revenue from other service offerings. The increases in other revenue for the interim periods from 2004 to 2005 are primarily due to the launch of our regional sports networks in Chicago and Sacramento.

The increases in franchise fees collected from our cable subscribers for the interim periods from 2004 to 2005 are primarily attributable to the increases in our revenues upon which the fees apply.

Operating Expenses

Operating expenses increased $113 million and $214 million, respectively, for the three and six month interim periods in 2005, from the same periods in 2004. The increases occurred in multiple expense categories and are primarily a result of growth in our high-speed Internet, digital cable services, the launch of Comcast Digital Voice and development activities related to new interactive product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $122 million and $201 million, respectively, for the three and six month interim periods in 2005, from the same periods in 2004. The increases occurred in multiple expense categories and are primarily as a result of growth in high-speed Internet, digital cable services, the launch of Comcast Digital Voice, and our development activities related to new interactive product initiatives.

Content Segment Operating Results

The following table presents our content segment operating results (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Revenues	$234	$199	$447	$375
Operating, selling, general and administrative expenses	137	122	273	229

Operating income before depreciation and amortization	$97	$77	$174	$146

Our content segment consists of the national networks E! Entertainment and Style Network, The Golf Channel, Outdoor Life Network, G4 and AZN Television (formerly known as International Channel).

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

Revenues

Our content segment revenue increased $35 million and $72 million, or 17.7% and 19.2%, respectively, for the three and six month interim periods in 2005, from the same periods in 2004. The increases reflect increases in distribution and advertising revenue for all of the networks and the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses increased $15 million and $44 million, or 12.3% and 19.2%, respectively, for the three and six month interim periods in 2005, from the same periods in 2004. Expenses increased in the 2005 interim periods as a result of higher development and marketing expenses for signature events and other original programming in all of our networks, as well as due to the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

Consolidated Income (Expense) Items

Interest Expense

The decreases in interest expense for the interim periods from 2004 to 2005 are primarily due to the effects of the write-off in 2004 of unamortized debt issue costs to interest expense in connection with the refinancing of our previously-existing revolving credit facilities in January, the effects of the redemptions of certain of the Exchangeable Notes and the early termination of certain of our interest rate swaps.

Investment Income, Net

Investment income, net for the interim periods includes the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Interest and dividend income	$24	$27	$51	$45
Gains (losses) on sales and exchanges of investments, net	—	(1)	(28)	1
Investment impairment losses	(3)	(3)	(3)	(3)
Unrealized gains (losses) on trading securities and hedged items	83	(53)	(94)	(227)
Mark to market adjustments on derivatives related to trading securities and hedged items	43	200	198	255
Mark to market adjustments on derivatives	29	(19)	16	71

Investment income, net	$176	$151	$140	$142

The losses on sales and exchanges of investments for the six months ended June 30, 2005 consist principally of the $29 million loss on the conversion of Time Warner preferred stock into Time Warner common stock on March 31, 2005.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of most (as of June 30, 2005) of our investments accounted for as trading securities. The differences between the unrealized gains (losses) on trading securities and hedged items and the mark-to-market adjustments on derivatives

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

related to trading securities and hedged items, as presented in the table above, result from one or more of the following:

  •
  We did not maintain an economic hedge for our entire investment in the security during some portion or for all of the period.

  •
  There were changes in the derivative valuation assumptions such as interest rates, volatility and dividend policy.

  •
  The magnitude of the difference between the market price of the underlying security to which the derivative relates and the strike price of the derivative.

  •
  The change in the time value component of the derivative value during the period.

  •
  The security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate.

  •
  The issuing company paid a new or an increased dividend to the shareholders of the security.

The mark-to-market adjustments on derivatives consist principally of the fair value adjustments related to the derivative component of the notes exchangeable into Comcast stock (see Note 7). We are exposed to changes in the fair value of this derivative since the underlying shares of Comcast Class A Special common stock that we hold in treasury are carried at our historical cost and not adjusted for changes in fair value. As of June 30, 2005, approximately 8.4 million shares of Comcast Class A Special common stock collateralized the outstanding Comcast exchangeable notes.

Other Income (Expense)

The change in other income (expense) for the six month period from 2004 to 2005 is primarily due to a $170 million charge in the first quarter of 2005 related to our portion of the settlement agreement related to certain litigation between AT&T and At Home. Refer to Note 10 to our condensed consolidated financial statements included in Item 1 for a discussion of this litigation. This charge is partially offset by a $24 million gain on the exchange of one of our equity method investments and $55 million of gains recognized on the sale or restructuring of certain investment assets in the 2005 interim period.

Income Tax Expense

Our income tax expense differs from the statutory amount primarily due to a net benefit recognized in the 2005 interim periods from adjustments to prior years' income tax provisions and the impact of certain charges recognized in the first quarter of 2005 for which no tax benefit has been recognized.

Liquidity and Capital Resources

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain external financing.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

Operating Activities

Net cash provided by operating activities amounted to $2.517 billion for the six months ended June 30, 2005, due principally to our operating income before depreciation and amortization, partially offset by the effects of interest and income tax payments, the $170 million payment representing our share of the settlement amount related to AT&T's litigation with At Home and changes in operating assets and liabilities.

During the 2005 interim period, the net change in our operating assets and liabilities was $191 million, primarily attributable to increases in our accounts receivable of $68 million, and a net reduction in other operating assets and liabilities of $124 million. The reduction in other operating assets and liabilities is attributable to payments associated with liabilities recorded as part of the Broadband acquisition of $213 million, including a $46 million pension funding in the first quarter of 2005 and a $50 million payment representing our share of the settlement related to AT&T's settlement of certain of it's securities litigation.

Financing Activities

Net cash provided by financing activities was $698 million for the six months ended June 30, 2005, and consisted principally of our net proceeds from borrowings of $1.495 billion partially offset by repurchases of common stock of $660 million (on a settlement date basis). During the 2005 interim period, our borrowings consisted of $1.5 billion of senior notes further described below, while our debt repayments consisted of $100 million under medium-term notes and $179 million under our commercial paper program and other debt instruments.

We have made, and may, from time to time in the future, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Senior Notes Offering.    In June 2005, we issued $1.5 billion of notes consisting of $750 million of 4.95% notes due 2016 and $750 million of 5.65% notes due 2035. We used the net proceeds of this offering for working capital and general corporate purposes, including repayment of existing indebtedness.

Commercial Paper Program.    In June 2004, we entered into a commercial paper program to provide a lower-cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. As of June 30, 2005, amounts outstanding under the program totaled $188 million with a weighted average interest rate of 3.41%.

Debt Redemption.    In June 2005, we gave notice to holders of our 9.5% Senior Notes due 2013 with an aggregate principal amount of $525 million that we will redeem the notes on August 1, 2005 at a premium of 4.75% over par.

Available Borrowings Under Credit Facilities.    We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. We have three lines of credit aggregating $4.576 billion and, as of June 30, 2005, amounts available under our lines of credit totaled $3.951 billion.

Stock Repurchases.    During the six months ended June 30, 2005, under our Board-authorized share repurchase program, we repurchased approximately 20 million shares of our Class A Special common stock for $660 million (on a settlement date basis). On April 27, 2005, our Board of Directors

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

authorized a $2 billion increase to our share repurchase program, increasing the maximum dollar value of shares that may yet be repurchased under the program to approximately $2 billion as of June 30, 2005. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

Financing.    As of June 30, 2005 and December 31, 2004, our debt, including capital lease obligations, was $24.130 billion and $23.592 billion, respectively. The $538 million increase from December 31, 2004 to June 30, 2005 results principally from the effects of our senior notes offering offset by the settlements of certain of our Exchangeable Notes. Included in our debt as of June 30, 2005 and December 31, 2004 was current portion of long-term debt of $4.384 billion and $3.499 billion, respectively.

Excluding the effects of interest rate risk management instruments, 3.7% and 5.8% of our total debt as of June 30, 2005, and December 31, 2004, respectively, was at variable rates.

Investing Activities

Net cash used in investing activities was $2.332 billion for the six months ended June 30, 2005, which consisted primarily of cash used for our capital expenditures, acquisitions, purchases of investments, and additions to intangible and other noncurrent assets. Our capital expenditures totaled $1.842 billion which includes the purchase of digital set-top boxes, as well as capital investments, including Comcast Digital Voice, digital simulcasting and our integrated service platform. During the period we made acquisitions totaling $134 million primarily consisting of interactive television software developers Liberate and MetaTV and other strategic acquisitions. The Liberate and MetaTV acquisitions provide us with access to technology that will accelerate the development of new interactive products. Purchases of investments totaled $305 million and consist principally of our approximate $250 million investment in MGM for our 20% equity interest. Additions to intangibles and other noncurrent assets during the six months ended June 30, 2005, primarily relate to licenses and software-related intangibles of approximately $105 million, multiple dwelling unit contracts of approximately $67 million, and additions to goodwill related to acquisitions of additional ownership interests. Offsetting these amounts were $213 million in proceeds from the prepaid forward transactions.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

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

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Note 10 to our condensed financial statements included in Part I, Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the quarter ended June 30, 2005, principally under our Board-authorized repurchase program is as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2005	650,524	$33.02	650,000	$21,462,900	$2,321,208,650
May 1-31, 2005	2,168,806	$31.44	2,150,000	$67,577,180	$2,253,631,470
June 1-30, 2005	7,774,373	$31.67	7,730,359	$244,847,077	$2,008,784,393

Total	10,593,703	$31.71	10,530,359	$333,887,157	$2,008,784,393

The total number of shares purchased includes 63,344 shares received in the administration of employee equity compensation plans. All other shares were repurchased pursuant to a share repurchase program authorized by our Board of Directors to acquire up to $2 billion of outstanding common stock in the open market. On April 27, 2005, our Board of Directors authorized a $2 billion increase to our share repurchase program, which is reflected in the table above.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on June 1, 2005, the shareholders approved, or did not approve, the following proposals, in each case consistent with the unanimous recommendations of our Board of Directors (numbers represent the aggregate votes cast, with holders of our Class A Common Stock entitled to 0.2082 votes per share and holders of our Class B Common Stock entitled to 15 votes per share):

To elect the following nominees to serve as our directors for one-year terms. Director For Withheld

Director	For	Withheld
Brian L. Roberts	383,476,607	7,757,339
Ralph J. Roberts	385,100,703	6,133,242
S. Decker Anstrom	365,542,265	25,691,680
Kenneth J. Bacon	357,315,992	33,917,954
Sheldon M. Bonovitz	379,023,826	12,210,120
Edward D. Breen	385,563,482	5,670,464
Julian A. Brodsky	385,403,955	5,829,990
Joseph L. Castle, II	352,043,938	39,190,007
Joseph J. Collins	384,269,577	6,964,368
J. Michael Cook	385,270,311	5,963,635
Dr. Judith Rodin	377,090,273	14,143,673
Michael I. Sovern	378,801,104	12,432,841

To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2005 fiscal year.

For	Against	Abstain
384,847,438	3,845,118	2,541,389

To approve the 2002 Restricted Stock Plan, as amended and restated.

For	Against	Abstain
338,749,067	10,921,739	3,136,755

To approve a shareholder proposal to disclose political contributions.

For	Against	Abstain
12,521,943	319,788,935	20,496,683

To approve a shareholder proposal to require that the Chairman of the Board not have managerial responsibilities.

For	Against	Abstain
58,293,821	291,197,239	3,316,500

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

To approve a shareholder proposal to eliminate a shareholder rights plan unless shareholder approval is received.

For	Against	Abstain
149,662,749	199,700,214	3,444,598

To approve a shareholder proposal to adopt a recapitalization plan.

For	Against	Abstain
119,332,615	229,691,744	3,783,202

ITEM 6.    EXHIBITS

(a)
31
Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32
Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMCAST CORPORATION AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION
/S/ LAWRENCE J. SALVA Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: August 2, 2005

QuickLinks

TABLE OF CONTENTS
  PART I. FINANCIAL INFORMATION
  ITEM I. FINANCIAL STATEMENTS
COMCAST CORPORATION AND SUBSIDIARIES FORM 10-Q QUARTER ENDED JUNE 30, 2005 CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS (Unaudited)
COMCAST CORPORATION AND SUBSIDIARIES FORM 10-Q QUARTER ENDED JUNE 30, 2005 CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (Unaudited)
COMCAST CORPORATION AND SUBSIDIARIES FORM 10-Q QUARTER ENDED JUNE 30, 2005 NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)
Comcast Corporation Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2005
Comcast Corporation Condensed Consolidating Statement of Operations For the Three Months Ended June 30, 2004
Comcast Corporation Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2005
Comcast Corporation Condensed Consolidating Statement of Operations For the Six Months Ended June 30, 2004
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
PURCHASES OF EQUITY SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 6. EXHIBITS
SIGNATURES