Form 10-Q
period 2005-09-30
COMCAST CORP
filed 2005-11-03
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

SEPTEMBER 30, 2005

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

(Zip Code)

Registrant’s telephone number, including area code: (215) 665-1700

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12-b2 of the Exchange Act).

Yes ☐ No ☒

As of September 30, 2005, there were 1,362,615,109 shares of our Class A Common Stock, 799,441,569 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2005. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should specifically consider various factors, including the risks and uncertainties outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

Our businesses may be affected by, among other things, the following:

•	All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations
•	Programming costs are increasing, which could adversely affect our future results of operations
•	We are subject to regulation by federal, state and local governments, which may change and cause increased costs and restrictions
•	We may face increased competition because of technological advances and changing regulatory requirements, which could adversely affect our future results of operations
•	We face risks arising from the outcome of various litigation matters, including litigation associated with our acquisition of AT&T’s Broadband operations
•	Our Chairman and CEO has considerable influence over our operations

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1 of our 2004 Form 10-K.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

PART I. FINANCIAL INFORMATION

ITEM I. FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	(Dollars in millions, except share data)
	September 30, 2005	December 31, 2004
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$579	$452
Investments	207	1,555
Accounts receivable, less allowance for doubtful accounts of $146 and $132	990	959
Other current assets	587	569

Total current assets	2,363	3,535

INVESTMENTS	13,018	12,812
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $11,811 and $9,416	18,781	18,711
FRANCHISE RIGHTS	51,111	51,071
GOODWILL	14,111	14,020
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $4,405 and $3,452	3,378	3,851
OTHER NONCURRENT ASSETS, net	635	694

	$103,397	$104,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$1,980	$2,041
Accrued expenses and other current liabilities	2,667	2,735
Deferred income taxes	17	360
Current portion of long-term debt	2,498	3,499

Total current liabilities	7,162	8,635

LONG-TERM DEBT, less current portion	20,107	20,093
DEFERRED INCOME TAXES	27,130	26,815
OTHER NONCURRENT LIABILITIES	7,388	7,261
MINORITY INTEREST	605	468
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock—authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,606,255,609 and 1,603,320,864; outstanding, 1,362,615,109 and 1,359,680,364	16	16
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 846,731,412 and 890,234,413; outstanding, 799,441,569 and 842,944,570	9	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	43,516	44,142
Retained earnings	5,046	4,891
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(65)	(119)

Total stockholders’ equity	41,005	41,422

	$103,397	$104,694

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	(Dollars in millions, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
REVENUES	$5,578	$5,098	$16,539	$15,072
COSTS AND EXPENSES
Operating (excluding depreciation)	2,007	1,837	5,908	5,500
Selling, general and administrative	1,472	1,401	4,293	4,027
Depreciation	914	869	2,679	2,480
Amortization	302	305	862	868

	4,695	4,412	13,742	12,875

OPERATING INCOME	883	686	2,797	2,197
OTHER INCOME (EXPENSE)
Interest expense	(423)	(435)	(1,334)	(1,419)
Investment income (loss), net	(104)	89	36	231
Equity in net losses of affiliates	(18)	(29)	(22)	(66)
Other income (expense)	17	63	(61)	82

	(528)	(312)	(1,381)	(1,172)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	355	374	1,416	1,025
INCOME TAX EXPENSE	(143)	(156)	(614)	(466)

INCOME BEFORE MINORITY INTEREST	212	218	802	559
MINORITY INTEREST	10	2	(7)	(12)

NET INCOME	$222	$220	$795	$547

BASIC EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.10	$0.10	$0.36	$0.24

DILUTED EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.10	$0.10	$0.36	$0.24

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Dollars in millions)
	Nine Months Ended September 30,
	2005	2004
OPERATING ACTIVITIES
Net income	$795	$547
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,679	2,480
Amortization	862	868
Non-cash interest expense, net	(8)	26
Equity in net losses of affiliates	22	66
Gains on investments and other (income) expense, net	(35)	(268)
Non-cash contribution expense	8	23
Minority interest	7	12
Deferred income taxes	(61)	239
Proceeds from sales or exchanges of trading securities	—	553
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(27)	(20)
Change in accounts payable and accrued expenses related to trade creditors	(61)	(196)
Change in other operating assets and liabilities	(241)	105

Net cash provided by operating activities	3,940	4,435

FINANCING ACTIVITIES
Proceeds from borrowings	2,333	1,354
Retirements and repayments of debt	(1,942)	(2,289)
Issuances of common stock	76	50
Repurchases of common stock	(1,291)	(1,007)
Other	27	14

Net cash used in financing activities	(797)	(1,878)

INVESTING ACTIVITIES
Capital expenditures	(2,753)	(2,610)
Proceeds from sales and restructuring of investments	626	200
Purchases of investments	(310)	(118)
Acquisitions, net of cash acquired	(196)	(296)
Additions to intangible and other noncurrent assets	(317)	(572)
Purchases of short-term investments, net	(66)	(20)
Proceeds from settlement of contract of acquired company	—	26

Net cash used in investing activities	(3,016)	(3,390)

INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	127	(833)
CASH AND CASH EQUIVALENTS, beginning of period	452	1,550

CASH AND CASH EQUIVALENTS, end of period	$579	$717

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 123 (revised 2004), “Share-Based Payment” (“SFAS No. 123R”), which replaces SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values, beginning with the next fiscal year that begins after June 15, 2005, with early adoption encouraged. In addition, SFAS No. 123R will cause unrecognized expense (based on the amounts in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized as a charge to results of operations over the remaining vesting period. We are required to adopt SFAS No. 123R beginning January 1, 2006. Under SFAS No. 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at the date of adoption. The transition alternatives include prospective and retroactive adoption methods. Under the retroactive methods, prior periods may be retroactively adjusted either as of the beginning of the year of adoption or for all periods presented. The prospective method requires that compensation expense be recorded for all unvested stock options and share awards at the beginning of the first quarter of adoption of SFAS No. 123R, while the retroactive methods would record compensation expense for all unvested stock options and share awards beginning with the first period retroactively adjusted. We are evaluating the requirements of SFAS No. 123R, and we expect that the adoption of SFAS No. 123R will have a material impact on our consolidated results of operations and earnings per share. We have not determined the date or method of adoption or the effect of adopting SFAS No. 123R.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

FIN No. 47

In March 2005, the FASB issued FASB Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations – an Interpretation of FASB Statement No. 143” (“FIN No. 47”). FIN No. 47 clarifies the timing of liability recognition for legal obligations associated with the retirement of a tangible long-lived asset when the timing and/or method of settlement are conditional on a future event. FIN No. 47 is effective for us no later than December 31, 2005. We do not expect that the adoption of FIN No. 47 will have a material impact on our consolidated financial condition or results of operations.

SFAS No. 153

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets—an amendment of APB Opinion No. 29” (“SFAS No. 153”). The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions,” is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB Opinion No. 29, however, included certain exceptions to that principle. This Statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 is effective for such exchange transactions occurring in fiscal periods beginning after June 15, 2005.

SFAS No. 154

In May 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections—a replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS No. 154”). This Statement replaces APB Opinion No. 20, “Accounting Changes,” and FASB Statement No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the accounting and reporting requirements for a change in accounting principle. SFAS No. 154 applies to all voluntary changes in an accounting principle. It also applies to changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions. When a pronouncement includes specific transition provisions, those provisions should be followed. SFAS No. 154 is effective for accounting changes and error corrections occurring in fiscal years beginning after December 15, 2005.

3. EARNINGS PER SHARE

Basic earnings (loss) per common share (“Basic EPS”) is computed by dividing net income (loss) for common stockholders by the weighted average number of common shares during the period.

Our potentially dilutive securities include potential common shares related to our stock options, restricted stock and Comcast exchangeable notes (see Note 7). Diluted earnings for common stockholders per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock and our Class A Special common stock for the period. Diluted EPS excludes the impact of potential common shares related to our Class A Special common stock held in treasury related to our Comcast exchangeable notes because they were settled using cash.

Diluted EPS for the three and nine months ended September 30, 2005, excludes approximately 93 million and 87 million potential common shares, respectively, and Diluted EPS for the three and nine months ended

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

September 30, 2004, excludes approximately 108 million and 102 million potential common shares, respectively, related to our stock plans because the option exercise price was greater than the average market price of our Class A common stock and our Class A Special common stock for the period.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the interim periods presented:

	(Amounts in millions, except per share data) Three Months Ended September 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$222	2,196	$0.10	$220	2,234	$0.10
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		13			9

Diluted EPS	$222	2,209	$0.10	$220	2,243	$0.10

	(Amounts in millions, except per share data) Nine Months Ended September 30,
	2005			2004
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$795	2,206	$0.36	$547	2,249	$0.24
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		13			10

Diluted EPS	$795	2,219	$0.36	$547	2,259	$0.24

4. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Motorola

On March 31, 2005, we entered into a strategic alliance with Motorola, Inc. whereby we will jointly develop next-generation conditional access software for cable networks and related products and market such products to other equipment manufacturers and cable companies through the creation of two ventures. Under the agreements, in addition to funding approximately 50% of the annual cost requirements of the ventures, we have paid, through the ventures, $20 million to Motorola and committed up to $80 million in cash, also to be paid through the ventures, over a four-year period to Motorola based on the achievement of certain milestones. Motorola contributed licenses to conditional access and related technology for their ownership in these entities. These two ventures are both considered variable interest entities under FASB Interpretation No. 46, “Consolidation of Variable Interest Entities,” and we have consolidated both of these ventures since we are the primary beneficiary. Accordingly, we have recorded approximately $190 million in other intangible assets, of which we recorded a charge of approximately $20 million related to in-process research and development in the first quarter that has been included in amortization expense. These amounts are based on a preliminary valuation estimate of the intangibles contributed to the ventures, and these intangibles, including in-process research and development, are subject to further adjustment as final valuations are obtained.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

MGM

On April 8, 2005, we completed a transaction with a consortium of investors to acquire Metro-Goldwyn-Mayer Inc. We acquired our 20% interest for approximately $250 million in cash. We are accounting for this investment under the equity method of accounting.

Broadband Exit Activities

In connection with the purchase price allocation of AT&T Broadband in 2002 (the “Broadband acquisition”), we recorded approximately $1.5 billion of liabilities associated with exit activities and employee termination accruals. Remaining amounts under these accruals as of December 31, 2004, totaled $75 million. Payments under these liabilities are expected to continue over the next six years.

5. INVESTMENTS

	(Dollars in millions)
	September 30, 2005	December 31, 2004
Fair value method
Cablevision	$157	$362
Discovery Holding Company	144	—
Liberty Global	408	366
Liberty Media Corporation	805	1,098
Microsoft	—	626
Sprint	626	656
Time Warner	1,213	—
Vodafone	129	540
Other	114	24

	3,596	3,672
Equity method, principally cable-related	2,809	2,460
Cost method, principally Time Warner Cable at September 30, 2005, and Time Warner Cable and Time Warner at December 31, 2004	6,820	8,235

Total investments	13,225	14,367
Less, current investments	207	1,555

Non-current investments	$13,018	$12,812

As of December 31, 2004, TWE Holdings II Trust (the “Trust”), a Delaware statutory trust whose beneficial interest is indirectly wholly held by Comcast, beneficially owned one share of Time Warner Inc. (“TW”) Series A Mandatorily Convertible Preferred Stock (the “Preferred Stock”). We accounted for the Preferred Stock as a cost method investment with a carrying value of $1.5 billion as of December 31, 2004. On March 31, 2005, the Preferred Stock was converted into 83,835,883 shares of TW common stock (the “TW Stock Conversion”). We recorded the TW common stock received at its fair value of approximately $1.471 billion at the date of the TW Stock Conversion and recognized an investment loss of approximately $29 million, representing the difference between the fair value of the TW common stock on the date it was converted and the carrying amount of our investment in the Preferred Stock. We have designated our investment in the TW common stock as an

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

available for sale security. In the third quarter of 2005, we sold 16,835,883 shares of TW common stock for proceeds of $308 million and recognized a gain of $13 million to investment income.

Fair Value Method

We hold unrestricted equity investments, which we account for as available for sale or trading securities, in publicly traded companies. Our investments in Discovery Holding Company (“Discovery” – see below), Liberty Media Corporation (“Liberty”), Liberty Global Inc. (formerly known as Liberty Media International Inc. (“Liberty Global”), Microsoft, Sprint and Vodafone, and approximately 44% of our investment in Cablevision, are accounted for as trading securities. The net unrealized pre-tax gains on investments accounted for as available for sale securities as of September 30, 2005 and December 31, 2004, of $111 million and $26 million, respectively, have been reported in our consolidated balance sheet as a component of accumulated other comprehensive loss, net of related deferred income taxes of $39 million and $9 million, respectively.

The cost, fair value and unrealized gains and losses related to our available for sale securities are as follows (dollars in millions):

	September 30, 2005	December 31, 2004
Cost	$1,293	$65
Unrealized gains	111	26
Unrealized losses	—	—

Fair value	$1,404	$91

In February 2005, we entered into a 10 year prepaid forward sale of approximately 2.7 million shares of Liberty Global Series A common stock for proceeds of $99 million.

In June 2005, we, through a majority owned partnership, entered into a seven year, seven month prepaid forward sale of approximately 5.1 million shares of Cablevision Class A Common Stock for proceeds of $114 million. We have designated the derivative component of the prepaid forward as a fair value hedge of the related Cablevision shares. Accordingly, the mark to market adjustment on the 56% of the Cablevision shares held by us and classified as available for sale securities will be recorded to investment income, net over the term of the prepaid forward.

In July 2005, we received 10 million shares of Discovery Series A common stock in connection with the spin off by Liberty of Discovery. We have classified all of the shares of Discovery Series A common stock that we received as trading securities recorded at fair value. All of these shares collateralize a portion of the ten-year prepaid forward sale of Liberty common stock that we entered into in December 2003.

In September 2005, we received approximately 7.7 million shares of Liberty Global Series C common stock in connection with Liberty Global’s special stock dividend. We have classified all of the shares of Liberty Global Series C common stock that we received as trading securities recorded at fair value. Substantially all of these shares collateralize a portion of the ten year prepaid forward sale of Liberty common stock that we entered into in December 2003 and the seven year – seven month prepaid forward sale of Liberty Global common stock that we entered into in February 2005.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Investment Income (Loss), Net

Investment income (loss), net for the interim periods includes the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income	$30	$22	$81	$65
Gains (losses) on sales and exchanges of investments, net	13	35	(15)	36
Investment impairment losses	—	(7)	(3)	(10)
Unrealized losses on trading securities and hedged items	(18)	(27)	(112)	(255)
Mark to market adjustments on derivatives related to trading securities and hedged items	(126)	85	71	341
Mark to market adjustments on derivatives	(3)	(19)	14	54

Investment income (loss), net	$(104)	$89	$36	$231

6. GOODWILL

The changes in the carrying amount of goodwill by business segment (see Note 11) for the period presented are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total
Balance, December 31, 2004	$12,998	$824	$198	$14,020
Settlement or adjustments	(62)	92	—	30
Acquisitions	—	—	61	61

Balance, September 30, 2005	$12,936	$916	$259	$14,111

7. LONG-TERM DEBT

	(Dollars in millions)
	September 30, 2005	December 31, 2004
Notes exchangeable into common stock	$116	$1,699
Bank and public debt	22,076	21,457
Other, including capital lease obligations	413	436

Total debt	$22,605	$23,592

The Cross-Guarantee Structure

We and a number of our wholly-owned subsidiaries that hold substantially all of our cable assets have unconditionally guaranteed each other’s debt securities and indebtedness for borrowed money. As of September 30, 2005, $20.795 billion of our debt was included in the cross-guarantee structure.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Holdings Guarantee

In September 2005, we unconditionally guaranteed the ZONES due October 2029 (see below) and the 10 5/8% Senior Subordinated Debentures due 2012 issued by Comcast Holdings.

Senior Notes Offering

In June 2005, we issued $1.5 billion of notes consisting of $750 million of 4.95% notes due 2016 and $750 million of 5.65% notes due 2035. We used the net proceeds of this offering for working capital and general corporate purposes, including repayment of existing indebtedness.

Debt Redemption

In August 2005, we redeemed our 9.5% Senior Notes due 2013 with an aggregate principal amount of $525 million at a premium of 4.75% over par and recorded a $46 million gain on the early termination as a reduction to interest expense.

Lines and Letters of Credit

As of September 30, 2005, we and certain of our subsidiaries had unused lines of credit of $2.998 billion under respective credit facilities.

As of September 30, 2005, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $385 million to cover potential fundings under various agreements.

Notes Exchangeable into Common Stock

As of September 30, 2005, we held Vodafone exchangeable notes that are mandatorily redeemable at our option into Vodafone ADRs, the cash equivalent, or a combination of cash and Vodafone ADRs. The maturity value of the exchangeable notes varies based upon the fair value of the security to which it is indexed. Our exchangeable notes are collateralized by our investment in Vodafone (see Note 5).

During the three and nine months ended September 30, 2005, we settled an aggregate of $743 million face amount and $1.315 billion face amount, respectively, of our obligations relating to our Cablevision, Microsoft, and Vodafone exchangeable notes by delivering the underlying shares or ADRs to the counterparties, and the equity collar agreements related to the underlying securities were exercised. The Cablevision, Microsoft, and Vodafone transactions represented non-cash investing and financing activities and had no effect on our statement of cash flows due to their non-cash nature. During the three and nine months ended September 30, 2005, we settled the remaining outstanding $329 million face amount of our obligations relating to our Comcast exchangeable notes due November 2005 with cash and the settlement of the related equity collars.

As of September 30, 2005, the securities we held collateralizing the exchangeable notes were sufficient to satisfy the debt obligations associated with the outstanding exchangeable notes (see Notes 5 and 9).

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

ZONES

At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the “ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the ZONES of $1.807 billion or the fair value of Sprint common stock. Prior to maturity, each ZONES is exchangeable at the holder’s option for an amount of cash equal to 95% of the fair value of Sprint common stock.

We separated the accounting for the Exchangeable Notes and the ZONES into derivative and debt components. We record the change in the fair value of the derivative component of the Exchangeable Notes and the ZONES (see Note 5) and the change in the carrying value of the debt component of the exchangeable notes and the ZONES as follows (dollars in millions):

	Exchangeable Notes		ZONES
	Nine Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Balance at beginning of period:
Debt component	$1,758	$5,030	$540	$515
Derivative component	(59)	(712)	168	268

Total	1,699	4,318	708	783
Decrease in debt component due to maturities and redemptions	(1,644)	(1,376)	—	—
Change in debt component to interest expense	(1)	(56)	20	19
Change in derivative component to investment income (loss), net	7	(133)	35	(139)
Change in derivative component due to settlements	55	238	—	—
Balance at end of period:
Debt component	113	3,598	560	534
Derivative component	3	(607)	203	129

Total	$116	$2,991	$763	$663

Derivatives

We use derivative financial instruments to manage our exposure to fluctuations in interest rates and securities prices. We have entered into indexed debt instruments and prepaid forward sale agreements whose value, in part, is derived from the market value of certain publicly traded common stock.

Interest Rates

Excluding the derivative component of the Exchangeable Notes and the ZONES whose changes in fair value are recorded to investment income, net, our effective weighted average interest rate on our total debt outstanding was 7.34% and 7.38% as of September 30, 2005, and December 31, 2004, respectively. As of September 30, 2005, and December 31, 2004, accrued interest was $347 million and $444 million, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

8. STOCKHOLDERS’ EQUITY

Board-Authorized Repurchase Program

During the three and nine months ended September 30, 2005, we repurchased approximately 25.3 million shares and 45.2 million shares, respectively, of our Class A Special common stock for aggregate consideration of $752 million and $1.389 billion (on a trade date basis), respectively, pursuant to our Board-authorized share repurchase program. On April 27, 2005, our Board of Directors authorized a $2 billion increase to our share repurchase program. The maximum dollar value of shares that may yet be repurchased under the program is approximately $1.25 billion as of September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income, as reported	$222	$220	$795	$547
Add: Stock-based compensation expense included in net income, as reported above, net of related tax effects	11	6	27	21
Deduct: Stock-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(37)	(42)	(102)	(123)

Pro forma, net income	$196	$184	$720	$445

Basic earnings for common stockholders per common share:
As reported	$0.10	$0.10	$0.36	$0.24
Pro forma	$0.09	$0.08	$0.33	$0.20
Diluted earnings for common stockholders per common share:
As reported	$0.10	$0.10	$0.36	$0.24
Pro forma	$0.09	$0.08	$0.32	$0.20

The pro forma effect on net income and net earnings per share for the interim periods by applying SFAS No. 123 may not be indicative of the effect on net income or loss in future years since SFAS No. 123 does not take into consideration additional awards that may be granted in future years on a much larger employee base.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The following table summarizes the activity of the Comcast option plans during the nine months ended September 30, 2005 (options in thousands):

	Class A Common Stock		Class A Special Common Stock
	Options	Weighted-Average Exercise Price	Options	Weighted-Average Exercise Price
Outstanding at beginning of period	82,344	$36.99	55,238	$30.67
Granted	9,835	$33.45	—	—
Exercised	(1,552)	$24.17	(1,739)	$12.83
Forfeited, expired or cancelled	(4,747)	$38.74	(879)	$33.71

Outstanding at end of period	85,880	$36.80	52,620	$31.21

Exercisable at end of period	49,519	$41.80	48,297	$31.78

The following table summarizes the activity of our restricted stock plan during the nine months ended September 30, 2005 (shares in thousands):

	Class A Common Stock Awards	Class A Special Common Stock Awards
Awards outstanding at beginning of period	2,536	392
Granted	3,835	—
Awards vested and shares issued	(450)	(172)
Forfeited or cancelled	(165)	(13)

Awards outstanding at end of period	5,756	207

The weighted-average share price of each Class A Common restricted stock grant during the nine months ended September 30, 2005, was $33.50.

Comprehensive Income

Our total comprehensive income for the interim periods was as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income	$222	$220	$795	$547
Unrealized gains (losses) on marketable securities	87	1	55	(9)
Reclassification adjustments included in net income	2	(6)	(1)	14

Comprehensive income	$311	$215	$849	$552

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the interim periods as follows (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest	$559	$571	$1,438	$1,552
Income taxes	$48	$39	$475	$189

During the nine months ended September 30, 2005, we:

•	acquired $170 million of intangible assets and incurred a corresponding liability in connection with the formation of the ventures in the Motorola transaction, which is considered a non-cash investing and financing activity,

•	acquired an investment of $40 million and incurred a corresponding liability related to the purchase of an equity method investment, which is considered a non-cash investing and financing activity, and

•	acquired an additional equity interest with a fair value of $45 million in one of our equity method investments and recorded a liability for a corresponding amount in connection with our achievement of certain subscriber launch milestones, which is considered a non-cash investing and operating activity.

During the nine months ended September 30, 2004, we:

•	acquired cable systems through the assumption of $68 million of debt which is considered a non-cash financing and investing activity, and

•	issued shares of G4 with a value of approximately $70 million in connection with the acquisition of Tech TV, which is considered a non-cash financing and investing activity.

During the nine months ended September 30, 2005 and 2004, we entered into non-cash financing and investing activities related to certain of our Exchangeable Notes (see Note 7).

10. COMMITMENTS AND CONTINGENCIES

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between March 2007 and September 2010. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.021 billion as of September 30, 2005, at which time there were no quoted market prices for similar agreements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Contingencies

At Home

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox Communications, Inc. (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits brought in the name of At Home’s shareholders against us, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; (iii) a lawsuit brought by an individual At Home shareholder in the United States District Court for the Southern District of New York against us, AT&T and others making substantively similar allegations concerning At Home’s disclosures as the class action described in item (ii) above; (iv) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million, pursuant to Section 16(b) of the Securities Exchange Act of 1934, as amended (“the 1934 Act”), purported to have arisen in connection with certain transactions relating to At Home stock, effected pursuant to the March 2000 agreements; (v) a lawsuit brought by At Home’s bondholders in the Delaware Court of Chancery against us, Brian L. Roberts, Cox and others alleging breaches of fiduciary duty relating to the March 2000 transactions; and (vi) a lawsuit brought in the United States Bankruptcy Court for the Northern District of California by certain At Home bondholders against us, AT&T, AT&T Credit Holdings, Inc. and AT&T Wireless Services, Inc., seeking to avoid and recover certain alleged “preference” payments in excess of $89 million, allegedly made to the defendants prior to the At Home bankruptcy filing.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court, and an appeal to the Court of Appeals for the Ninth Circuit is pending, with oral argument scheduled for November 14, 2005. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. On March 10, 2005, the court certified a class of all purchasers of publicly traded At Home stock between March 28, 2000, and September 28, 2001. Plaintiffs have moved to amend the complaint so as to move the commencement of the class period back to November 9, 1999. We are opposing this amendment. We have also moved to dismiss this class action on the grounds that Plaintiffs cannot adequately plead loss causation. The individual shareholder’s action (item (iii) above) has been stayed until the court in the class action rules on the pending motions. The Delaware case (item (iv) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims. Oral argument was held on October 17, 2005, and the court reserved its decision. The Bondholders have also recommenced the breach of fiduciary duty claim

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

in Delaware Chancery Court (item (v) above. The action in the United States Bankruptcy Court for the Northern District of California (item (v) above) was dismissed upon approval by the Bankruptcy Court of the settlement between At Home’s bondholders and AT&T described below.

Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to certain At Home litigation. For litigation in which we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50%. In addition to the actions against AT&T described in items (i), (ii) and (iv) above, (in which we are also a defendant), such litigation matters included two additional actions brought by At Home’s bondholders’ liquidating trust against AT&T (and not naming us): (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California, state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action in connection with the transactions and prior and subsequent alleged conduct on the part of the defendants and (ii) an action filed against AT&T in the District Court for the Northern District of California, alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment.

In May 2005, At Home bondholders’ liquidating trust and AT&T agreed to settle these two actions. Pursuant to the settlement, AT&T agreed to pay $340 million to the bondholders’ liquidating trust. The settlement is subject to the approval of the Bankruptcy Court. Upon approval, these two actions, as well as the action described in item (iv) above, will be dismissed. As a result of the settlement by AT&T, we recorded a $170 million charge to other income (expense), reflecting our portion of the settlement amount, in our first quarter financial results. In May 2005, we paid $170 million representing our share of the settlement amount to AT&T, and we have classified such payment as an operating activity in our statement of cash flows.

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

The first lawsuit, for which our portion of any loss is up to 15%, alleges, among other things, that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering (“Wireless Case”). In March 2004, the plaintiffs, and AT&T and the other defendants, moved for summary judgment in the Wireless Case. The New Jersey District Court denied the motions, and the Judicial Panel on Multidistrict Litigation remanded the cases for trial to the United States District Court for the Southern District of New York, where they had originally been brought. A trial date has been set for April 19, 2006. We and AT&T believe that AT&T has meritorious defenses in the Wireless Case, and it is being vigorously defended.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The second lawsuit, for which our portion of any loss is 50%, alleges, among other things, that AT&T knowingly provided false projections relating to AT&T common stock (“Common Stock Case”). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million. In April 2005, the court entered an order approving the proposed settlement. In May 2005, we paid $50 million representing our share of the settlement cost to AT&T and we have classified such payment as an operating activity in our statement of cash flows.

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

In July 2003, the Delaware Court of Chancery granted AT&T’s motion to dismiss on the ground that the complaint failed to adequately plead AT&T’s “knowing participation,” as required to state a claim for aiding and abetting a breach of fiduciary duty. The other claims made in the complaint remain outstanding. Fact discovery in this matter is now closed. In February 2005, the former TCI director defendants filed a motion for summary judgment. In April 2005, plaintiffs filed their brief in opposition.

The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acacia

In June 2004, Acacia Media Technologies Corporation (“Acacia”) filed a lawsuit against us and others in the United States District Court for the Northern District of California. The complaint alleges infringement of certain United States patents that allegedly relate to systems and methods for transmitting and/or receiving digital audio

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

and video content. The complaint seeks injunctive relief and damages in an unspecified amount. In the event that a Court ultimately determines that we infringe on any of the patents, we may be subject to substantial damages, which may include treble damages and/or an injunction that could require us to materially modify certain products and services that we currently offer to subscribers. We believe that the claims are without merit and intend to defend the action vigorously.

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

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Our content segment consists of our national networks E! Entertainment and Style Network, The Golf Channel, OLN, G4 and AZN Television (formerly known as International Channel). In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (dollars in millions).

	Cable(1)	Content	Corporate and Other(2)	Eliminations(3)	Total
Three Months Ended September 30, 2005
Revenues(4)	$5,319	$237	$54	$(32)	$5,578
Operating income (loss) before depreciation and amortization(5)	2,116	74	(89)	(2)	2,099
Depreciation and amortization	1,168	38	15	(5)	1,216
Operating income (loss)	948	36	(104)	3	883
Capital expenditures	899	4	8	—	911

Three Months Ended September 30, 2004
Revenues(4)	$4,844	$207	$69	$(22)	$5,098
Operating income (loss) before depreciation and amortization(5)	1,858	62	(60)	—	1,860
Depreciation and amortization	1,112	42	25	(5)	1,174
Operating income (loss)	746	20	(85)	5	686
Capital expenditures	871	4	3	—	878

Nine Months Ended September 30, 2005
Revenues(4)	$15,750	$684	$211	$(106)	$16,539
Operating income (loss) before depreciation and amortization(5)	6,286	248	(187)	(9)	6,338
Depreciation and amortization	3,393	112	51	(15)	3,541
Operating income (loss)	2,893	136	(238)	6	2,797
Capital expenditures	2,718	11	24	—	2,753

Nine Months Ended September 30, 2004
Revenues(4)	$14,329	$582	$257	$(96)	$15,072
Operating income (loss) before depreciation and amortization(5)	5,497	208	(158)	(2)	5,545
Depreciation and amortization	3,172	116	75	(15)	3,348
Operating income (loss)	2,325	92	(233)	13	2,197
Capital expenditures	2,578	14	18	—	2,610

As of September 30, 2005
Assets	$101,633	$2,464	$2,528	$(3,228)	$103,397
As of December 31, 2004
Assets	$103,727	$2,533	$1,112	$(2,678)	$104,694

(1)	Our regional sports and news networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast and CN8-The Comcast Network are included in our cable segment.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(2)	Corporate and other includes Comcast-Spectacor, corporate activities and all other businesses not presented in our cable or content segments. Assets included in this caption consist primarily of our investments (see Note 5).

(3)	Included in the Eliminations column are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our content segment generates affiliate revenue by selling cable network programming to our cable segment, which represents a substantial majority of the revenue elimination amount

•	our cable segment receives incentives offered by our content segment when negotiating programming contracts that are recorded as a reduction of programming costs

•	our cable segment generates revenue by selling the use of satellite feeds to our content segment

•	our cable segment generates revenue by selling the use of its fiber-optic lines and site conditioning to our corporate and other segment. Our corporate and other segment pays our cable segment a lump sum and holds the property and the related depreciation expense and accumulated depreciation. Our cable segment’s revenue is generated through the amortization of the deferred revenue recorded for the lump sum payment

•	our corporate and other segment generates revenue by selling long-distance services to our cable segment

(4)	Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(5)	Operating income (loss) before depreciation and amortization is defined as operating income (loss) before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets, and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with generally accepted accounting principles.

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

We and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast Cable Communications Holdings, Inc. (“CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”), and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

In September 2005, we unconditionally guaranteed the ZONES due October 2029 and 10 5/8% Senior Subordinated Debentures due 2012 issued by Comcast Holdings; accordingly we have added Comcast Holdings condensed consolidated information for all periods presented. Our condensed consolidating financial information is as follows (dollars in millions):

Comcast Corporation

Condensed Consolidating Balance Sheet

As of September 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$579	$—	$579
Investments	—	—	—	—	—	207	—	207
Accounts receivable, net	—	—	—	—	—	990	—	990
Other current assets	6	—	—	—	—	581	—	587

Total current assets	6	—	—	—	—	2,357	—	2,363

INVESTMENTS	—	—	—	—	—	13,018	—	13,018
INVESTMENTS IN AND AMOUNTS DUE FROM SUBSIDIARIES ELIMINATED UPON CONSOLIDATION	52,329	29,674	36,010	40,453	22,526	570	(181,562)	—
PROPERTY AND EQUIPMENT, net	10	—	2	—	3	18,766	—	18,781
FRANCHISE RIGHTS	—	—	—	—	—	51,111	—	51,111
GOODWILL	—	—	—	—	—	14,111	—	14,111
OTHER INTANGIBLE ASSETS, net	—	—	—	—	7	3,371	—	3,378
OTHER NONCURRENT ASSETS, net	107	24	24	—	43	437	—	635

Total assets	$52,452	$29,698	$36,036	$40,453	$22,579	$103,741	$(181,562)	$103,397

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$1,980	$—	$1,980
Accrued expenses and other current liabilities	523	239	94	79	98	1,634	—	2,667
Deferred income taxes	—	—	—	—	—	17	—	17
Current portion of long-term debt	—	1,319	—	1,038	—	141	—	2,498

Total current liabilities	523	1,558	94	1,117	98	3,772	—	7,162

LONG-TERM DEBT, less current portion	6,620	4,994	3,498	3,326	994	675	—	20,107
DEFERRED INCOME TAXES	—	—	—	—	784	26,346	—	27,130
OTHER NONCURRENT LIABILITIES	4,304	50	—	—	50	2,984	—	7,388
MINORITY INTEREST	—	—	—	—	—	605	—	605
STOCKHOLDERS’ EQUITY
Common stock	25	—	—	—	—	—	—	25
Other stockholders’ equity	40,980	23,096	32,444	36,010	20,653	69,359	(181,562)	40,980

Total stockholders’ equity	41,005	23,096	32,444	36,010	20,653	69,359	(181,562)	41,005

Total liabilities and stockholders’ equity	$52,452	$29,698	$36,036	$40,453	$22,579	$103,741	$(181,562)	$103,397

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Balance Sheet

As of December 31, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$452	$—	$452
Investments	—	—	—	—	—	1,555	—	1,555
Accounts receivable, net	—	—	—	—	—	959	—	959
Other current assets	15	—	—	—	—	554	—	569

Total current assets	15	—	—	—	—	3,520	—	3,535

INVESTMENTS	—	—	—	—	—	12,812	—	12,812
INVESTMENTS IN AND AMOUNTS DUE FROM SUBSIDIARIES ELIMINATED UPON CONSOLIDATION	48,317	28,687	35,642	41,898	21,734	401	(176,679)	—
PROPERTY AND EQUIPMENT, net	8	—	3	—	5	18,695	—	18,711
FRANCHISE RIGHTS	—	—	—	—	—	51,071	—	51,071
GOODWILL	—	—	—	—	—	14,020	—	14,020
OTHER INTANGIBLE ASSETS, net	—	—	—	—	14	3,837	—	3,851
OTHER NONCURRENT ASSETS, net	107	30	27	—	46	484	—	694

Total assets	$48,447	$28,717	$35,672	$41,898	$21,799	$104,840	$(176,679)	$104,694

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$2,041	$—	$2,041
Accrued expenses and other current liabilities	671	216	126	197	204	1,321	—	2,735
Deferred income taxes	—	—	—	—	—	360	—	360
Current portion of long-term debt	—	700	—	1,080	—	1,719	—	3,499

Total current liabilities	671	916	126	1,277	204	5,441	—	8,635

LONG-TERM DEBT, less current portion	4,323	5,643	3,498	4,979	950	700	—	20,093
DEFERRED INCOME TAXES	—	—	—	—	733	26,082	—	26,815
OTHER NONCURRENT LIABILITIES	2,031	23	—	—	—	5,207		7,261
MINORITY INTEREST	—	—	—	—	—	468	—	468
STOCKHOLDERS’ EQUITY
Common stock	25	—	—	—	—	—	—	25
Other stockholders’ equity	41,397	22,135	32,048	35,642	19,912	66,942	(176,679)	41,397

Total stockholders’ equity	41,422	22,135	32,048	35,642	19,912	66,942	(176,679)	41,422

Total liabilities and stockholders’ equity	$48,447	$28,717	$35,672	$41,898	$21,799	$104,840	$(176,679)	$104,694

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$—	$5,578	$—	$5,578
Management fee revenue	115	44	71	71	1	—	(302)	—

	115	44	71	71	1	5,578	(302)	5,578

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	—	2,007	—	2,007
Selling, general and administrative	53	44	71	71	3	1,532	(302)	1,472
Depreciation	1	—	—	—	—	913	—	914
Amortization	—	—	—	—	3	299	—	302

	54	44	71	71	6	4,751	(302)	4,695

OPERATING INCOME	61	—	—	—	(5)	827	—	883
OTHER INCOME (EXPENSE)
Interest expense	(98)	(124)	(82)	(38)	(24)	(57)	—	(423)
Investment loss, net	—	—	—	—	(86)	(18)	—	(104)
Equity in net income (losses) of affiliates	246	339	240	264	228	13	(1,348)	(18)
Other income	—	—	—	—	—	17	—	17

	148	215	158	226	118	(45)	(1,348)	(528)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	209	215	158	226	113	782	(1,348)	355
INCOME TAX (EXPENSE) BENEFIT	13	43	28	14	40	(281)	—	(143)

INCOME (LOSS) BEFORE MINORITY INTEREST	222	258	186	240	153	501	(1,348)	212
MINORITY INTEREST	—	—	—	—	—	10	—	10

NET INCOME (LOSS)	$222	$258	$186	$240	$153	$511	$(1,348)	$222

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$—	$5,098	$—	$5,098
Management fee revenue	105	41	62	62	2	—	(272)	—

	105	41	62	62	2	5,098	(272)	5,098

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	—	1,837	—	1,837
Selling, general and administrative	39	41	62	62	3	1,466	(272)	1,401
Depreciation	1	—	—	—	1	867	—	869
Amortization	—	—	—	—	2	303	—	305

	40	41	62	62	6	4,473	(272)	4,412

OPERATING INCOME	65	—	—	—	(4)	625	—	686
OTHER INCOME (EXPENSE)
Interest expense	(66)	(115)	(109)	(101)	(26)	(18)	—	(435)
Investment income, net	—	—	—	—	84	5	—	89
Equity in net income (losses) of affiliates	221	267	101	166	204	(41)	(947)	(29)
Other income	—	—	—	—	—	63	—	63

	155	152	(8)	65	262	9	(947)	(312)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	220	152	(8)	65	258	634	(947)	374
INCOME TAX (EXPENSE) BENEFIT	—	40	38	36	(19)	(251)	—	(156)

INCOME (LOSS) BEFORE MINORITY INTEREST	220	192	30	101	239	383	(947)	218
MINORITY INTEREST	—	—	—	—	—	2	—	2

NET INCOME (LOSS)	$220	$192	$30	$101	$239	$385	$(947)	$220

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$—	$16,539	$—	$16,539
Management fee revenue	339	130	207	207	5	—	(888)	—

	339	130	207	207	5	16,539	(888)	16,539

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	—	5,908	—	5,908
Selling, general and administrative	144	130	207	207	9	4,484	(888)	4,293
Depreciation	2	—	—	—	2	2,675	—	2,679
Amortization	—	—	—	—	8	854	—	862

	146	130	207	207	19	13,921	(888)	13,742

OPERATING INCOME	193	—	—	—	(14)	2,618	—	2,797
OTHER INCOME (EXPENSE)
Interest expense	(249)	(364)	(247)	(233)	(77)	(164)	—	(1,334)
Investment income, net	—	—	—	—	(35)	71	—	36
Equity in net income (losses) of affiliates	831	1,020	519	670	771	(10)	(3,823)	(22)
Other income (expense)	—	—	—	—	—	(61)	—	(61)

	582	656	272	437	659	(164)	(3,823)	(1,381)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	775	656	272	437	645	2,454	(3,823)	1,416
INCOME TAX (EXPENSE) BENEFIT	20	127	86	82	44	(973)	—	(614)

INCOME (LOSS) BEFORE MINORITY INTEREST	795	783	358	519	689	1,481	(3,823)	802
MINORITY INTEREST	—	—	—	—	—	(7)	—	(7)

NET INCOME (LOSS)	$795	$783	$358	$519	$689	$1,474	$(3,823)	$795

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
REVENUES
Service revenues	$—	$—	$—	$—	$—	$15,072	$—	$15,072
Management fee revenue	307	120	187	187	6	—	(807)	—

	307	120	187	187	6	15,072	(807)	15,072

COSTS AND EXPENSES
Operating (excluding depreciation)	—	—	—	—	—	5,500	—	5,500
Selling, general and administrative	132	120	187	187	8	4,200	(807)	4,027
Depreciation	1	—	—	—	3	2,476	—	2,480
Amortization	—	—	—	—	8	860	—	868

	133	120	187	187	19	13,036	(807)	12,875

OPERATING INCOME	174	—	—	—	(13)	2,036	—	2,197
OTHER INCOME (EXPENSE)
Interest expense	(229)	(357)	(262)	(302)	(73)	(196)	—	(1,419)
Investment income, net	—	—	—	—	139	92	—	231
Equity in net income (losses) of affiliates	583	874	271	467	617	(41)	(2,837)	(66)
Other income	—	—	—	—	—	82	—	82

	354	517	9	165	683	(63)	(2,837)	(1,172)

INCOME (LOSS) BEFORE INCOME TAXES AND MINORITY INTEREST	528	517	9	165	670	1,973	(2,837)	1,025
INCOME TAX (EXPENSE) BENEFIT	19	125	92	106	(19)	(789)	—	(466)

INCOME (LOSS) BEFORE MINORITY INTEREST	547	642	101	271	651	1,184	(2,837)	559
MINORITY INTEREST	—	—	—	—	—	(12)	—	(12)

NET INCOME (LOSS)	$547	$642	$101	$271	$651	$1,172	$(2,837)	$547

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$152	$(175)	$(175)	$(374)	$(114)	$4,626	$—	$3,940

FINANCING ACTIVITIES
Proceeds from borrowings	2,332	—	—	—	—	1	—	2,333
Retirements and repayments of debt	(1)	—	—	(1,590)	(11)	(340)	—	(1,942)
Issuances of common stock	76	—	—	—	—	—	—	76
Repurchases of common stock	(1,291)	—	—	—	—	—	—	(1,291)
Other	—	—	—	—	—	27	—	27

Net cash provided by (used in) financing activities	1,116	—	—	(1,590)	(11)	(312)	—	(797)

INVESTING ACTIVITIES
Net transactions with affiliates	(1,268)	175	175	1,964	125	(1,171)	—	—
Capital expenditures	—	—	—	—	—	(2,753)	—	(2,753)
Proceeds from sales of investments	—	—	—	—	—	626	—	626
Purchases of investments	—	—	—	—	—	(310)	—	(310)
Acquisitions, net of cash acquired	—	—	—	—	—	(196)	—	(196)
Additions to intangible and other noncurrent assets	—	—	—	—	—	(317)	—	(317)
Purchases of short-term investments, net	—	—	—	—	—	(66)	—	(66)
Proceeds from settlement of contract of acquired company	—	—	—	—	—	—	—	—

Net cash (used in) provided by investing activities	(1,268)	175	175	1,964	125	(4,187)	—	(3,016)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—	127	—	127
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	—	452	—	452

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$—	$579	$—	$579

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2004

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
OPERATING ACTIVITIES
Net cash provided by (used in) operating activities	$57	$30	$(58)	$(419)	$41	$4,784	$—	$4,435

FINANCING ACTIVITIES
Proceeds from borrowings	948	—	400	—	—	6	—	1,354
Retirements and repayments of debt	(300)	(561)	(400)	(306)	—	(722)	—	(2,289)
Issuances of common stock	50	—	—	—	—	—	—	50
Repurchases of common stock	(1,007)	—	—	—	—	—	—	(1,007)
Other	—	—	—	—	—	14	—	14

Net cash provided by (used in) financing activities	(309)	(561)	—	(306)	—	(702)	—	(1,878)

INVESTING ACTIVITIES
Net transactions with affiliates	252	531	58	725	(41)	(1,525)	—	—
Capital expenditures	—	—	—	—	—	(2,610)	—	(2,610)
Proceeds from sales of investments	—	—	—	—	—	200	—	200
Purchases of investments	—	—	—	—	—	(118)	—	(118)
Acquisitions, net of cash acquired	—	—	—	—	—	(296)	—	(296)
Additions to intangible and other noncurrent assets	—	—	—	—	—	(572)	—	(572)
Purchases of short-term investments, net	—	—	—	—	—	(20)	—	(20)
Proceeds from settlement of contract of acquired company	—	—	—	—	—	26	—	26

Net cash (used in) provided by investing activities	252	531	58	725	(41)	(4,915)	—	(3,390)

(DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	—	—	—	—	—	(833)	—	(833)
CASH AND CASH EQUIVALENTS, beginning of period	—	—	—	—	—	1,550	—	1,550

CASH AND CASH EQUIVALENTS, end of period	$—	$—	$—	$—	$—	$717	$—	$717

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are principally involved in the management and operation of broadband communications networks (our cable segment) and in the management of programming content that is distributed over national cable television networks (our content segment). During the nine months ended September 30, 2005, we received over 95% of our revenue from our cable segment, primarily through monthly subscriptions to our video, high-speed Internet and phone services, as well as from advertising. Subscribers typically pay us monthly, based on rates and related charges that vary according to their chosen level of service and the type of equipment they use. Revenue from our content segment is derived from the sale of advertising time and affiliation agreements with cable and satellite television companies.

Highlights for the nine months ended September 30, 2005, include the following:

•	revenue growth of 9.9% and operating income before depreciation and amortization growth of 14.4% in our cable segment compared to the same period in 2004, driven by continued growth in our digital cable and high-speed Internet services and rate increases in our video services

•	repurchases of approximately 45.2 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program

The following provides the details of these highlights and insights into our financial statements, including discussion of our results of operations and our liquidity and capital resources.

Business Developments

On April 20, 2005, we and Time Warner reached definitive agreements to acquire substantially all the assets of Adelphia Communications Corporation for a total of $12.7 billion in cash and 16% of the common stock of Time Warner’s cable subsidiary, Time Warner Cable Inc. (“TWC”). We also will exchange certain of our cable systems with TWC for certain TWC cable systems. In addition, TWC will redeem our 17.9% interest in TWC, and Time Warner Entertainment Company, L.P. (“TWE”) will redeem our 4.7% interest in TWE (together an effective 21% economic ownership of TWC). As a result of these transactions, we will add approximately 1.8 million basic subscribers for a net cash investment of approximately $1.5 billion. Following these transactions, we will serve a total of approximately 23.2 million basic subscribers. These transactions are subject to customary regulatory review and approvals, including Hart-Scott-Rodino, Federal Communications Commission and local franchise approvals, as well as the Adelphia bankruptcy process, which involves approvals by the bankruptcy court having jurisdiction of Adelphia’s Chapter 11 case and Adelphia’s creditors. Closing is expected to occur in the first half of 2006.

Refer to Note 4 to our condensed consolidated financial statements included in Item 1 for a discussion of our acquisitions and other significant events.

Critical Accounting Judgments and Estimates

The preparation of financial statements in accordance with generally accepted accounting principles (“GAAP”) requires us to make judgments and estimates that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosure of contingent assets and liabilities. We base our estimates and judgments on

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

historical experience and other factors that are believed to be reasonable under the circumstances. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our 2004 Form 10-K.

Results of Operations

Revenues

Consolidated revenues for the three and nine month interim periods in 2005 increased $480 million and $1.467 billion, or 9.4% and 9.7%, respectively, from the same periods in 2004. Of these increases, $475 million and $1.421 billion relate to our cable segment and $30 million and $102 million relate to our content segment, which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose revenues were negatively affected by the National Hockey League (“NHL”) lockout in the first half of 2005.

Operating, selling, general and administrative expenses

Consolidated operating, selling, general and administrative expenses for the three and nine month interim periods in 2005 increased $241 million and $674 million, or 7.4% and 7.1%, respectively, from the same periods in 2004. Of these increases, $217 million and $632 million relate to our cable segment and $18 million and $62 million relate to our content segment, which are discussed separately below. The remaining changes relate to our other business activities, primarily Comcast-Spectacor, whose operating expenses were positively affected by the NHL lockout in the first half of 2005 and negatively affected by certain player contract terminations in the third quarter of 2005.

Depreciation

Depreciation expense for the three and nine month interim periods in 2005 increased $45 million and $199 million, or 5.2% and 8% respectively. The increases are primarily attributable to our cable segment and are principally due to our recent capital expenditures.

Amortization

Amortization expense for the three and nine month interim periods in 2005 remained essentially unchanged from the same periods in 2004. This reflects an ongoing reduction in amortization of approximately $100 million in 2005 associated with intangibles acquired in the Broadband acquisition and a non-recurring adjustment reducing our intangible amortization associated with obtaining updated valuation reports for certain recent acquisitions, partially offset by the effects of the write off in the first quarter of 2005 of approximately $20 million of acquired in-process research and development from our transaction with Motorola (see Note 4) and other additions to intangible assets. The acquired in-process research and development was immediately expensed since the related technology had not reached technological feasibility as of the transaction date.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

Segment Operating Results

Operating income before depreciation and amortization is the primary basis we use to measure the operational strength and performance of our segments. Operating income before depreciation and amortization is defined as operating income before depreciation and amortization, impairment charges, if any, related to fixed and intangible assets, and gains or losses from the sale of assets, if any. As such, it eliminates the significant level of non-cash depreciation and amortization expense that results from the capital intensive nature of our businesses and intangible assets recognized in business combinations, and is unaffected by our capital structure or investment activities. Our management and Board of Directors use this measure in evaluating our consolidated operating performance and the operating performance of all of our operating segments. This metric is used to allocate resources and capital to our operating segments and is a significant component of our annual incentive compensation programs. We believe that this measure is also useful to investors as it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income before depreciation and amortization as the measure of our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, in the business segment footnote to our condensed consolidated financial statements. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Cable Segment Operating Results

The following tables present our cable segment operating results (dollars in millions):

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Video	$3,406	$3,222	$184	5.7%
High-speed Internet	1,020	808	212	26.2
Phone	171	173	(2)	(1.2)
Advertising sales	333	319	14	4.4
Other	216	161	55	34.2
Franchise fees	173	161	12	7.5

Revenues	5,319	4,844	475	9.8
Operating expenses	1,903	1,735	168	9.7
Selling, general and administrative expenses	1,300	1,251	49	3.9

Operating income before depreciation and amortization	$2,116	$1,858	$258	13.9%

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

	Nine Months Ended September 30,		Increase/ (Decrease)
	2005	2004	$	%
Video	$10,209	$9,650	$559	5.8%
High-speed Internet	2,927	2,269	658	29.0
Phone	514	528	(14)	(2.7)
Advertising sales	991	918	73	8.0
Other	599	481	118	24.5
Franchise fees	510	483	27	5.6

Revenues	15,750	14,329	1,421	9.9
Operating expenses	5,609	5,228	381	7.3
Selling, general and administrative expenses	3,855	3,604	251	7.0

Operating income before depreciation and amortization	$6,286	$5,497	$789	14.4%

The following table presents our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 97,000 subscribers acquired in various small acquisitions. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

	September 30,		Increase/(Decrease)
	2005	2004	#	%
Video subscribers	21,409	21,501	(92)	(0.4%)
High-speed Internet subscribers	8,142	6,556	1,586	24.2%
Phone subscribers	1,242	1,213	29	2.4%

	Three Months Ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Monthly average video revenue per video subscriber	$52.98	$49.97	$3.01	6.0%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$42.88	$42.90	($0.02)	(0.05%)
Monthly average phone revenue per phone subscriber	$46.03	$47.18	($1.15)	(2.4%)

	Nine Months Ended September 30,		Increase/(Decrease)
	2005	2004	$	%
Monthly average video revenue per video subscriber	$52.80	$49.84	$2.96	5.9%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$42.97	$42.58	$0.39	0.9%
Monthly average phone revenue per phone subscriber	$46.29	$47.31	($1.02)	(2.2%)

Revenues

Video revenue consists of our basic, expanded basic, premium, pay-per-view and digital cable services, as well as equipment rentals. The increases in video revenue for the interim periods from 2004 to 2005 are primarily due

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

to rate increases and subscriber growth in our digital video service. From September 30, 2004, to September 30, 2005, we added approximately 1,041,000 digital subscribers, or a 12.4% increase in digital subscribers. We expect continued growth in our video revenue.

The increases in high-speed Internet revenue for the interim periods from 2004 to 2005 are due to the addition of 1,586,000, net high-speed Internet subscribers since September 30, 2004, or a 24.2% increase in high-speed Internet subscribers. We expect continued growth in our high-speed Internet revenue.

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

Operating Expenses

Operating expenses increased $168 million and $381 million, respectively, for the three and nine month interim periods in 2005, from the same periods in 2004. The increases occurred in multiple expense categories and are primarily as a result of growth in our high-speed Internet, digital cable services, the launch of Comcast Digital Voice and development activities related to new product initiatives.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased $49 million and $251 million, respectively, for the three and nine month interim periods in 2005, from the same periods in 2004. The increases occurred in multiple expense categories and are primarily as a result of growth in high-speed Internet, digital cable services, the launch of Comcast Digital Voice, and our development activities related to new product initiatives.

Content Segment Operating Results

The following table presents our content segment operating results (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues	$237	$207	$684	$582
Operating, selling, general and administrative expenses	163	145	436	374

Operating income before depreciation and amortization	$74	$62	$248	$208

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

Our content segment consists of the national networks E! Entertainment and Style Network, The Golf Channel, OLN, G4 and AZN Television (formerly known as International Channel).

Revenues

Our content segment revenues increased $30 million and $102 million, or 14.5% and 17.5%, respectively, for the three and nine month interim periods in 2005, from the same periods in 2004. The increases reflect increases in distribution and advertising revenue for all of the networks and the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses increased $18 million and $62 million, or 12.4% and 16.6%, respectively, for the three and nine month interim periods in 2005, from the same periods in 2004. Expenses increased in the 2005 interim periods as a result of higher development and marketing expenses for events and other original programming in all of our networks, as well as due to the effects of the acquisitions of TechTV and AZN Television in May 2004 and July 2004, respectively.

Consolidated Income (Expense) Items

Interest Expense

The decreases in interest expense for the interim periods from 2004 to 2005 are primarily due to the effects of a $46 million gain recognized in August 2005 related to the redemption of our 9.5% Senior Notes due 2013 and our net debt repayments, offset by the effects of higher interest rates in 2005.

Investment Income (Loss), Net

Investment income (loss), net for the interim periods includes the following (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Interest and dividend income	$30	$22	$81	$65
Gains (losses) on sales and exchanges of investments, net	13	35	(15)	36
Investment impairment losses	—	(7)	(3)	(10)
Unrealized losses on trading securities and hedged items	(18)	(27)	(112)	(255)
Mark to market adjustments on derivatives related to trading securities and hedged items	(126)	85	71	341
Mark to market adjustments on derivatives	(3)	(19)	14	54

Investment income (loss), net	$(104)	$89	$36	$231

The gains (losses) on sales and exchanges of investments for the three and nine month periods in 2005 consist principally of the gain on the sale of a portion of the Time Warner common stock in the third quarter of 2005 and the loss on the conversion of Time Warner preferred stock into Time Warner common stock on March 31, 2005.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of most (as of September 30, 2005) of our investments

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

accounted for as trading securities. The differences between the unrealized losses on trading securities and hedged items and the mark to market adjustments on derivatives related to trading securities and hedged items, as presented in the table above, result from one or more of the following:

•	We did not maintain an economic hedge for our entire investment in the security during some portion or for all of the period.

•	There were changes in the derivative valuation assumptions such as interest rates, volatility and dividend policy.

•	The magnitude of the difference between the market price of the underlying security to which the derivative relates and the strike price of the derivative.

•	The change in the time value component of the derivative value during the period.

•	The security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate.

•	The issuing company paid a new or changed the dividend amount to the shareholders of the security.

The mark to market adjustments on derivatives consist principally of the fair value adjustments to the derivative component of the notes exchangeable into Comcast stock. We were exposed to changes in the fair value of this derivative since the underlying shares of Comcast Class A Special common stock that we hold in treasury are carried at our historical cost and not adjusted for changes in fair value. During the three months ended September 30, 2005 we settled for cash, the remaining outstanding obligations related to the notes exchangeable into Comcast stock.

Other Income (Expense)

The change in other income (expense) for the nine month period from 2004 to 2005 is primarily due to a $170 million charge in the first quarter of 2005 for our portion of the settlement agreement related to certain litigation between AT&T and At Home. Refer to Note 10 to our condensed consolidated financial statements included in Item 1 for a discussion of this litigation. This charge is partially offset by a $24 million gain on the exchange of one of our equity method investments and $55 million of gains recognized on the sale or restructuring of certain investment assets in 2005.

Income Tax Expense

Our income tax expense differs from the statutory amount primarily due to adjustments to prior years’ income tax provisions and the effect of state income taxes.

Liquidity and Capital Resources

We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain external financing.

Operating Activities

Net cash provided by operating activities amounted to $3.940 billion for the nine months ended September 30, 2005, due principally to our operating income before depreciation and amortization, the effects of interest and

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

income tax payments, the $170 million payment representing our share of the settlement amount related to AT&T’s litigation with At Home and changes in operating assets and liabilities.

During the 2005 interim period, the net change in our operating assets and liabilities was $329 million, attributable to increases in our accounts receivable of $27 million, a net reduction in accounts payable and accrued expenses related to trade creditors of $61 million, and a net reduction in other operating assets and liabilities of $241 million. The reduction in other operating assets and liabilities is attributable to payments associated with liabilities recorded as part of the Broadband acquisition of $248 million, including a $46 million pension funding in the first quarter of 2005 and a $50 million payment in the second quarter of 2005 representing our share of the settlement related to AT&T’s settlement of certain of its securities litigation.

Financing Activities

Net cash used in financing activities was $797 million for the nine months ended September 30, 2005, and consisted principally of our net proceeds from borrowings of $2.333 billion, repayments of debt of $1.942 billion and repurchases of common stock of $1.291 billion (on a settlement date basis).

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

Commercial Paper Program. In June 2004, we entered into a commercial paper program to provide a lower-cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. During the 2005 nine month interim period, we made net borrowings of $838 million under the program. As of September 30, 2005, amounts outstanding under the program totaled $1.156 billion with a weighted average interest rate of 3.83%.

Debt Redemption. In August 2005, we redeemed our 9.5% Senior Notes due 2013 with an aggregate principal amount of $525 million at a premium of 4.75% over par and recorded a $46 million gain on the early termination as a reduction to interest expense.

Credit Agreement. In October 2005, we refinanced our existing $4.5 billion revolving credit facility by entering into a new 5-year, $5.0 billion revolving credit facility (the “New Credit Facility”) with a syndicate of banks. The New Credit Facility provides additional flexibility under our financial covenants and expires in October 2010.

Available Borrowings Under Credit Facilities. We have traditionally maintained significant availability under our lines of credit to meet our short-term liquidity requirements. We have three lines of credit aggregating $4.576 billion and, as of September 30, 2005, amounts available under our lines of credit totaled $2.998 billion.

Stock Repurchases. During the nine months ended September 30, 2005, under our Board-authorized share repurchase program, we repurchased approximately $1.291 billion (on a settlement date basis) of our Class A Special common stock. On April 27, 2005, our Board of Directors authorized a $2 billion increase to our share repurchase program. The maximum dollar value of shares that may yet be repurchased under the program is approximately $1.25 billion as of September 30, 2005. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

Financing. As of September 30, 2005, and December 31, 2004, our debt, including capital lease obligations, was $22.605 billion and $23.592 billion, respectively. The $987 million decrease from December 31, 2004, to September 30, 2005, results principally from the effects of the settlements of certain of our Exchangeable Notes, repayments and redemptions of our senior notes offset by the effects of our senior notes offering in June 2005 and our borrowings under our commercial paper program. Included in our debt as of September 30, 2005, and December 31, 2004, was current portion of long-term debt of $2.498 billion and $3.499 billion, respectively.

Excluding the effects of interest rate risk management instruments, 5.9% and 5.8% of our total debt as of September 30, 2005, and December 31, 2004, respectively, was at variable rates.

Investing Activities

Net cash used in investing activities was $3.016 billion for the nine months ended September 30, 2005, which consisted primarily of cash used for our capital expenditures, acquisitions, purchases of investments, and additions to intangible and other noncurrent assets. Our capital expenditures totaled $2.753 billion which includes the purchase of advanced digital set-top boxes, as well as capital investments, including for the launch of Comcast Digital Voice, digital simulcasting and our integrated service platform. During the period, we made acquisitions totaling $196 million primarily consisting of interactive television software developers Liberate and MetaTV and other strategic acquisitions. The Liberate and MetaTV acquisitions provide us with access to technology that will accelerate the development of new interactive products. Purchases of investments totaled $310 million and consist principally of our approximate $250 million investment in MGM for our 20% equity interest. Additions to intangibles and other noncurrent assets of $317 million primarily relate to licenses and software-related intangibles of approximately $129 million, multiple dwelling unit contracts of approximately $53 million and additions to goodwill related to acquisitions of additional ownership interests of $44 million. Proceeds from sales and restructurings of investments include $308 million in proceeds from the sale of Time Warner common stock and $213 million in proceeds from prepaid forward transactions.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the quarter ended September 30, 2005, principally under our Board-authorized repurchase program is as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2005	76,106	$29.89	—	$—	$2,008,784,393
August 1-31, 2005	7,800,750	$31.02	7,800,000	241,963,050	1,766,821,343
September 1-30, 2005	17,523,337	$29.11	17,521,628	509,973,254	1,256,848,089

Total	25,400,193	$29.70	25,321,628	$751,936,304	$1,256,848,089

The total number of shares purchased includes 78,565 shares received in the administration of employee equity compensation plans. All other shares were repurchased pursuant to a share repurchase program authorized by our Board of Directors to acquire up to $4 billion of outstanding common stock in the open market.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

ITEM 5.	OTHER INFORMATION

In October 2005, we refinanced our existing revolving credit facility. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Credit Agreement.”

ITEM 6.	EXHIBITS

(a)

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2005

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: November 3, 2005