Form 10-K
period 2005-12-31
COMCAST CORP
filed 2006-02-22
CIK 1166691

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

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

2.0% Exchangeable Subordinated Debentures due 2029

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Class A Common Stock, $0.01 par value

Class A Special Common Stock, $0.01 par value

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☒    No  ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer  ☒                                Accelerated filer  ☐                                    Non-accelerated filer  ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

As of June 30, 2005, the aggregate market value of the Class A Common Stock and Class A Special Common Stock held by non-affiliates of the Registrant was $41.761 billion and $24.493 billion, respectively.

As of December 31, 2005, there were 1,363,367,318 shares of Class A Common Stock, 765,807,914 shares of Class A Special Common Stock and 9,444,375 shares of Class B Common Stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and IV—Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2005.

Part III—The Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in May 2006.

COMCAST CORPORATION

2005 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2005. This Annual Report modifies and supersedes documents filed prior to this Annual Report. The U.S. Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report. Throughout this Annual Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we”, “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

i

PART I

ITEM 1. BUSINESS

We are the largest broadband cable provider in the United States and offer a wide variety of consumer entertainment and communication products and services, serving more than 21 million video subscribers, 8 million high-speed Internet subscribers and 1 million phone subscribers. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors (including our immediate predecessor Comcast Holdings), we have developed, managed and operated broadband cable systems since 1963.

We manage our operations through two reportable segments, “Cable” and “Content”. The Cable segment generates approximately 95% of our consolidated revenues.

Our Cable segment develops, manages and operates our broadband cable systems, including video, high-speed Internet and phone services (“cable services”).

Our Content segment includes our six national cable networks: E! Entertainment Television, Style Network, The Golf Channel, OLN, G4 and AZN Television (formerly known as the International Channel).

Our other business interests include Comcast Spectacor, which owns the Philadelphia Flyers, the Philadelphia 76ers and two large multipurpose arenas in Philadelphia, and manages other facilities for sporting events, concerts and other events. Comcast Spectacor and all other businesses not included in our Cable or Content segment are included in “Corporate and Other” activities.

For financial and other information on our segments, refer to Note 14 to our consolidated financial statements included in our 2005 Annual Report to Shareholders, which is filed as Exhibit 13.1 to, and portions of which are incorporated by reference in, this Annual Report on Form 10-K.

AVAILABLE INFORMATION AND WEBSITES

Our telephone number is (215) 665-1700 and our principal executive offices are located at 1500 Market Street, Philadelphia, PA 19102-2148. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to Sections 13 (a) or 15 (d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on the SEC’s website at www.sec.gov and on our website at www.comcast.com as soon as reasonably practical after such reports are electronically filed with the SEC. The information posted on our website is not incorporated into our SEC filings.

GENERAL DEVELOPMENTS OF OUR BUSINESSES

We operate our businesses in an increasingly competitive, highly regulated and technologically complex environment. During 2005, we continued to focus on our strategy of differentiating our products and services. Our cable business launched a new Internet-Protocol (“IP”)-enabled phone service (Comcast Digital Voice) in 25 markets, accelerated the deployment of Video On Demand (“VOD”) and our advanced services (including digital video recorders (“DVR”) and high-definition television (“HDTV”)), launched a new interactive programming guide for our digital cable services, and invested in our infrastructure systems to accelerate the convergence of our products and services. Our content business expanded its ownership and management of content businesses on a national, regional and local level.

The following are the more significant strategic transactions (and potential transactions) since the beginning of 2005:

•	In March 2005, we entered into two joint ventures with Motorola under which we are developing and licensing next-generation programming access security (known as “conditional access”) technology for cable systems and related products. One of the ventures will license such products to equipment manufacturers and other cable companies. The other venture will provide us greater participation in the design and development of conditional access technology for our cable systems. These ventures increase our ability to work with additional equipment vendors.

•	In April 2005, we completed a transaction with a group of investors to acquire Metro-Goldwyn-Mayer Inc. (“MGM”). We acquired our 20% interest for approximately $250 million in cash. This transaction contemplates the inclusion of Sony Pictures and MGM programming in our VOD service.

•	In April 2005, we entered into agreements with Time Warner to: (i) jointly acquire substantially all the assets of Adelphia Communications Corporation; (ii) redeem our interest in Time Warner Cable and its subsidiary, Time Warner Entertainment; and (iii) exchange certain cable systems with Time Warner Cable. As a result of these transactions, on a net basis, our cash investment is expected to be $1.5 billion and we expect to gain approximately 1.7 million video subscribers.

•	In August 2005, we acquired the rights to broadcast National Hockey League games on OLN for the next two years, with options to televise additional seasons. OLN’s coverage of NHL games began in October 2005, with some hockey programming also available on VOD and our high-speed Internet service.

•	In September 2005, we, together with a group of investors, launched PBS KIDS Sprout, a new 24/7 cable network designed for preschoolers. Some of Sprout’s programming is also available on VOD and our high-speed Internet service.

•	In October 2005, we entered into an agreement with Susquehanna Communications, an organization in which we own an approximate 30% interest, to acquire Susquehanna’s cable systems for approximately $775 million. As a result of this transaction, we expect to add approximately 225,000 video subscribers.

•	In November 2005, we entered into a joint venture with Sprint Nextel Corporation (“Sprint”), Time Warner Cable, Cox Communications and Advance/Newhouse Communications to develop communication and entertainment products that combine our cable products and interactive features with wireless technology.

DESCRIPTION OF OUR BUSINESSES

Cable Segment

The table below summarizes certain information for our cable operations as of December 31 (homes and subscribers in millions):

	2005	2004	2003	2002(1)	2001
Cable
Homes Passed(2)	41.6	40.8	39.8	39.2	13.9
Subscribers(3)	21.4	21.5	21.5	21.3	8.5
Penetration	51.5%	52.8%	53.9%	54.4%	60.8%
Digital Cable
“Digital Ready” Subscribers(4)	21.4	21.5	21.5	21.3	8.4
Subscribers(5)	9.8	8.7	7.7	6.6	1.7
Penetration	45.6%	40.2%	35.7%	31.1%	20.8%
High-Speed Internet
“Available” Homes(6)	41.2	40.0	34.7	30.1	10.4
Subscribers	8.5	7.0	5.3	3.6	0.9
Penetration	20.7%	17.5%	15.2%	12.0%	9.1%
Phone(7)
“Available” Homes(6)	21.4	10.4	9.4	8.7
Subscribers	1.3	1.2	1.3	1.4
Penetration	6.2%	11.7%	13.5%	16.5%

(1)	On November 18, 2002, we completed the acquisition of AT&T’s broadband business, which we refer to as “Broadband” and “the Broadband acquisition.” The Broadband acquisition substantially increased the size of our cable operations, and direct comparisons of our cable information for periods prior to November 18, 2002 to subsequent periods are not meaningful.
(2)	A home is “passed” if we can connect it to our distribution system without further extending the transmission lines. As described in Note 3 below, in the case of certain multiple dwelling units (“MDUs”), such as apartment buildings and condominium complexes, homes “passed” are counted on an adjusted basis. “Homes passed” is an estimate based on the best available information.
(3)	Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one cable subscriber. In the case of some MDUs, we count homes passed and cable subscribers on an Federal Communications Commission (“FCC”) equivalent basis by dividing total revenue received from a contract with an MDU by the standard residential rate where the specific MDU is located.
(4)	A subscriber is “digital ready” if the subscriber is in a market where we have launched our digital cable service.
(5)	A dwelling with one or more digital set-top boxes counts as one digital cable subscriber. On average, as of December 31, 2005, each digital cable subscriber had 1.5 digital set-top boxes.
(6)	A home passed is “available” if we can connect it to our distribution system without further upgrading the transmission lines and if we offer the service in that area. Available homes include circuit-switched and Comcast Digital Voice homes.
(7)	Prior to the Broadband acquisition, the number of phone “available” homes and subscribers was not material.

Cable Services

We offer a variety of services over our broadband cable systems, including video, high-speed Internet and phone. Over the past several years, we have increased the reliability and capacity of our systems, enabling us to deliver new services, such as digital cable, high-speed Internet and IP-enabled phone.

With our broadband cable system upgrade complete, we are now focusing our capital and technology investments on extending the reach and capacity of our networks, improving network efficiency, increasing the capacity and cost structure of advanced set-top boxes, developing the features and functionality of interactive services such as gaming, polling and shopping, and integrating wireless phone features with advanced set-top boxes and our high-speed Internet service.

Video Services

We offer a full range of video services. We tailor our channel offerings for each system serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics. Subscribers typically pay us on a monthly basis and generally may discontinue services at any time. Monthly subscription rates and related charges vary according to the type of service selected and the type of equipment the subscriber uses. Our video service offerings include the following:

Basic cable. Our basic cable service consists of a limited basic service with access to between 10 and 20 channels of programming and an expanded basic service with access to between 60 and 80 channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming.

Digital cable. Our digital cable service consists of an enhanced cable service and a full digital cable service. Enhanced cable service uses a digital set-top box to deliver between 60 and 80 channels of video programming, multiple music channels, an interactive program guide, and a limited VOD library. Full digital cable service also uses a digital set-top box to deliver over 200 channels of video programming, multiple music channels, an interactive program guide, access to a full VOD library, and multiple versions (varied as to time of broadcast or programming content theme) of any premium channel programming purchased by the subscriber.

Video On Demand. Our VOD service, which we refer to as Comcast On Demand, allows our enhanced cable and digital cable subscribers the opportunity to choose from a library of programs, start the programs at whatever time is convenient, and pause, rewind or fast-forward the programs. A substantial portion of our VOD content is available to our digital cable subscribers at no additional charge.

High-Definition Television. Our advanced HDTV service provides our digital subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen, theater-like display. Our HDTV service offers a broad selection of high-definition programming with access to between 10 and 18 high-definition channels including most major broadcast networks, leading national cable networks, premium channels and regional sports networks.

Digital Video Recorder. Our advanced DVR service lets digital cable subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.

Premium channel programming. Our premium channel programming service, which includes cable networks such as Home Box Office (“HBO”), Showtime, Starz and Cinemax, generally offers, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features.

Pay-per-view programming. Our pay-per-view service permits our cable subscribers to order, for a separate fee, individual feature motion pictures and special event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

High-Speed Internet Services

We offer high-speed Internet access that is constantly connected, with downstream speeds generally from 6Mbps to 8Mbps depending on the service selected. This service also includes our interactive portal, Comcast.net, which provides multiple e-mail addresses, online storage and a variety of proprietary content, and value-added features and enhancements, designed to take advantage of the speed of the Internet connection we provide.

Phone Services

We offer Comcast Digital Voice, our IP-enabled phone service that provides unlimited local and domestic long distance calling, including features such as Voice Mail, Caller ID and Call Waiting. As of December 31, 2005, Comcast Digital Voice service was available to 16 million homes in 25 markets. We expect that by the end of 2006 approximately 27 million homes will have access to Comcast Digital Voice.

In some areas, we offer our circuit-switched local phone service. Substantially all this business was obtained in the Broadband acquisition. Subscribers to this service have access to a full array of calling features and third-party long-distance services.

Advertising

As part of our programming license agreements with cable networks, we often receive an allocation of scheduled advertising time which we may sell to local, regional and national advertisers.

We also coordinate the advertising sales efforts of other cable operators in some markets. We have also formed and operate or participate in advertising interconnects, which establish a physical, direct link among multiple cable systems and provide for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator.

Regional Sports and News Networks

Our regional sports and news networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, CN8—The Comcast Network, Comcast SportsNet Chicago and Comcast SportsNet West (Sacramento). These networks earn revenue through the sale of advertising time and from monthly per subscriber license fees paid by cable system operators and satellite television companies.

Other Revenue Sources

We also generate revenues from installation services, commissions from third-party electronic retailing and from other services, such as providing businesses with Internet connectivity and networked business applications.

Programming

We license from cable networks the programming we offer to our video subscribers, generally on a multi-year basis, and for which we generally pay a monthly fee on a per video subscriber, per channel, basis. We attempt to secure long-term licenses with volume discounts and/or marketing support and incentives.

Our programming costs are increased by the growth in the number of video subscribers, the increase in the number of channels we provide and increases in license fees. We expect our programming costs to continue to be our largest single expense item, and to increase, in the future. In recent years, the cable and satellite television industries have experienced a substantial increase in the cost of programming, particularly sports programming. We anticipate that these increases may be mitigated, to some extent, by volume discounts.

Customer and Technical Service

We service our customers through local, regional and national call and technical centers. Generally, our call centers provide 24/7 call answering capability, telemarketing and other services. Our technical services function performs various tasks, including installations, transmission and distribution plant maintenance, plant upgrades and activities related to customer service.

Technology Development

Historically, we have relied on third-party hardware and software vendors for many of the technologies needed for the operation of our businesses, the addition of new features to existing services and the development and commercialization of new service offerings. In recent years, we have begun developing strategically important software and technologies internally and integrating third-party software to our specifications. We have also now arranged for long-term access rights to national fiber-based networks that we actively manage to interconnect our local and regional distribution systems and facilitate the efficient delivery of our broadband services. We expect these efforts to continue and expand in the future. These efforts require greater initial expenditures than would be required if we continued to purchase or license these products and services from third parties.

Sales and Marketing

Our sales efforts are primarily directed toward generating incremental revenues and increasing the number of subscribers we serve. We offer our products and services through direct customer contact through our call centers, door-to-door selling, direct mail advertising, cable television advertising, local media advertising, telemarketing and retail outlets.

Competition

We operate our businesses in an increasingly competitive environment. Our broadband cable systems compete with a number of different companies that offer a broad range of services through increasingly diverse means. In addition, we operate in a technologically complex environment and new technologies may further increase the number of competitors we face for our video, high-speed Internet and phone services, and advertising. We expect advances in communications technology to continue in the future. We are unable to predict what effects, if any, such future developments will have on our businesses and operations.

Video Services

We compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

•	program distributors that use direct broadcast satellite, or DBS, systems that transmit satellite signals containing video programming, data and other information to receiving dishes of varying sizes located on the subscriber’s premises,

•	incumbent local exchange carriers (“ILECs”) are building wireline fiber-optic networks to provide video services in substantial portions of their service areas (and have begun to offer this service in limited areas), in addition to marketing DBS service in certain areas,

•	other wireline communications providers who build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators or under an alternative regulatory scheme known as Open Video Systems, or OVS,

•	online services, including Internet video streaming and distribution of television shows (and portions thereof) and movies,

•	satellite master antenna television systems, commonly known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments,

•	local television broadcast stations that provide free over-the-air programming which can be received using an antenna and a television set,

•	digital subscription services transmitted over local television broadcast stations that can be received by a special set-top box,

•	video stores and home video products,

•	movie theaters,

•	newspapers, magazines and bookstores,

•	live concerts and sporting events, and

•	wireless and other emerging technologies in the areas of distributing and viewing video programming.

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC adopted rules favoring new investment by ILECs in fiber-optic networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video service offerings. Furthermore, Congress, the FCC and various state governments are considering measures that would reduce or eliminate local franchising requirements for new entrants into the multichannel video marketplace, including the ILECs. The State of Texas has enacted legislation to provide a statewide franchise to new entrants, thus eliminating the requirement that such entrants obtain franchises from individual local franchising authorities. In order to compete effectively, we strive to provide, at a reasonable price to subscribers, new products and services, superior technical performance and customer service, and a greater variety of video programming.

DBS Systems. According to recent government and industry reports, conventional, medium- and high-power satellites currently provide video programming to over 27 million subscribers in the United States. DBS providers with high-power satellites typically offer more than 300 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

High-power DBS service can be received throughout the continental United States through small rooftop or side-mounted outside antennas. DBS systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and quality of signals delivered to subscribers by DBS systems.

Federal legislation establishes, among other things, a compulsory copyright license that permits DBS systems to retransmit local broadcast television signals to subscribers who reside in the local television station’s market. These companies are currently transmitting local broadcast signals in most markets that we serve. Additionally, federal law generally provides DBS systems with access to all cable-affiliated video programming services delivered by satellite. As a result, DBS providers are competitive with cable system operators like us because they offer programming that closely resembles what we offer. These DBS providers are attempting to expand their service offerings to include, among other things, high-speed Internet service, and have entered into marketing arrangements in which their service is promoted and sold by ILECs.

ILECs. ILECs, in particular AT&T and Verizon, are building fiber-optic networks to provide video services in substantial portions of their service areas (and have begun to offer this service in limited areas), in addition to entering into joint marketing arrangements with DBS providers in certain areas. The ILECs, have taken various positions on the question of whether they need a local cable television franchise to provide video services, including applying for local franchises, seeking state-level regulation only, and claiming that video services can be provided without a cable television franchise.

Other Wireline Providers. We operate our cable systems pursuant to non-exclusive franchises that are issued by a local community governing body, such as a city council or county board of supervisors or, in some cases, by a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. Various companies, including those that traditionally have not provided cable services and have substantial financial resources (such as public utilities, including those that own some of the poles to which our cables are attached), have obtained cable franchises and provide competing communications services. These and other wireline communications systems offer video and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will emerge in other franchise areas that we serve.

SMATV. Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and many of the cable networks offered by our cable systems. In addition, some SMATV operators are offering packages of phone, data and video services to residential and commercial developments. SMATV system operators often enter into exclusive service agreements with building owners or homeowners’ associations, although some states have enacted laws to provide cable systems access to MDUs.

Broadcast Subscription Services. Local television broadcasters in selected markets sell digital subscription services. These services typically contain a limited number of cable programming services at a price of approximately $20 per month. Several leading television broadcast station ownership groups have announced that they are providing funding for U.S. Digital Television, Inc., an entity that currently offers these digital subscription services in several markets as a low cost alternative to cable television service. Many other broadcasters are considering similar plans.

High-Speed Internet Services

Substantially all of our cable systems offer high-speed Internet service within their service areas. These systems compete with a number of other companies, many of whom have substantial resources, including:

•	ILECs and other telephone companies,

•	Internet service providers (“ISPs”), such as America Online, Earthlink and Microsoft,

•	wireless telephone companies and other providers of wireless Internet services, and

•	power companies.

The deployment of digital subscriber line (“DSL”), technology allows Internet access to be provided to subscribers over telephone lines at data transmission speeds substantially greater than that of conventional modems. The ILECs and other companies offer DSL service, and several of them have increased transmission speeds, lowered prices or created bundled service packages. In addition, some ILECs are constructing fiber-optic networks that allow them to provide data transmission speeds that exceed those that can be provided with DSL technology. The FCC has reduced the obligations of ILECs to offer their broadband facilities on a wholesale or retail basis to competitors, and it has freed their DSL services of common carrier regulation.

Various wireless telephone companies are offering wireless high-speed Internet services. In addition, in a growing number of commercial areas, such as retail malls, restaurants and airports, wireless “WiFi” Internet access capability is available. Numerous local governments are also considering or actively pursuing publicly-subsidized WiFi Internet access networks. The availability of these alternatives may adversely affect demand for our high-speed Internet services.

A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached access agreements with several national and regional third-party ISPs, although to date these ISPs have made limited use of their rights. We cannot provide any assurance, however, that regulatory authorities will not impose so-called “open access” or similar requirements on us as part of an industry-wide requirement. These requirements could adversely affect our results of operations.

We expect competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, transmission speed and bundled services.

Phone Services

Our circuit-switched local phone service and Comcast Digital Voice service compete against ILECs, wireless telephone service providers, competitive local exchange carriers (“CLECs”) and other Voice-over-IP (“VoIP”) service providers. The ILECs have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources.

We anticipate that by the end of 2006 approximately 27 million homes will access to Comcast Digital Voice. We expect to migrate our circuit-switched phone customers to our Comcast Digital Voice service over the next several years. The competitive nature of the telephone business may negatively affect demand for and pricing of our phone services.

Advertising

Our cable systems compete against a wide variety of media for sales of advertising, including local television broadcast stations, national television broadcast networks, national and regional cable television networks, local radio broadcast stations, local and regional newspapers, magazines, and the Internet. Continuing competition from these media outlets and the continued expansion of new media outlets offering advertising opportunities may result in a dilution of the portion of advertising expenditures our cable systems currently receive.

Content Segment

The table below presents information as of December 31, 2005 relating to our six national cable networks:

Network	Economic Ownership Percentage	Approximate U.S. Subscribers (in millions)	Description
E! Entertainment Television	60.5%	79.3	Pop culture entertainment-related programming
Style Network	60.5	35.2	Lifestyle-related programming
The Golf Channel	99.9	57.0	Golf-related programming
OLN	100.0	54.9	Sports and leisure programming
G4	83.5	50.6	Gamer lifestyle programming
AZN	100.0	13.7	Asian American programming

Revenue for our networks are principally generated from the sale of advertising and from monthly per subscriber license fees paid by cable system operators and satellite television companies that have typically entered into multi-year contracts to distribute our networks. To obtain long-term contracts with distributors, we may make cash payments, provide an initial period in which license fee payments are waived or do both. License fee revenues are reported net of the cost of incentives granted in exchange for multi-year license contracts. Our networks and their distributors engage in ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Although we believe prospects of continued carriage and marketing of our networks by their larger distributors are generally good, the loss of one or more of them as distributors could have a material adverse effect on the affected network.

Competition

Our networks compete with other television programming services for distribution and programming. In addition, our networks compete with all other forms of programming provided to viewers (including broadcast networks, local broadcast stations, pay and other cable networks, home video, pay-per-view and VOD services and online activities), for viewers’ attention and audience share. Finally, our networks compete with other national and local media (including other television networks, television stations, radio stations, newspapers, Internet sites and direct mail) for advertising revenues.

Other Businesses

In addition to Comcast Spectacor, we also own non-controlling interests in various programming entities, including iN DEMAND, TV One, MGM, PBS KIDS Sprout, SportsChannel New England, New England Cable News, Pittsburgh Cable News Channel, Music Choice and Sterling Entertainment.

LEGISLATION AND REGULATION

Our video and phone services are subject to numerous requirements, prohibitions and limitations imposed by various federal and state laws and regulations, local ordinances and our franchise agreements. Our high-speed Internet service, while not currently subject to significant regulation, may be subject to such regulation in the future. Our content businesses are, with limited exceptions, not subject to direct governmental regulation. Laws and regulations affect the prices we can charge for some services, such as limited basic cable service and associated customer-premises equipment; the costs we incur (for example, for attaching our wires to poles owned by utility companies); the relationships we establish with our suppliers, subscribers and competitors; and many other aspects of our businesses.

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

We believe we are currently in substantial compliance with all applicable statutory and regulatory requirements imposed by, or under, the Communications Act, but we caution that the precise requirements of the law are not always clear. Moreover, many laws and regulations can be interpreted in after-the-fact enforcement proceedings or private-party litigation in a manner that is inconsistent with the judgments we have made. We also note that regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. Judicial decisions often alter the regulatory framework in ways that are inconsistent with regulator, business and investor expectations. In addition, our businesses can be significantly affected by the enactment of new legislation. Congress considers new legislative requirements potentially affecting our businesses virtually every year, and a significant initiative to update the Communications Act began in 2005 and is expected to continue in 2006. We always face the risk that Congress or one or more states will approve legislation significantly affecting our businesses. In particular, we could be materially disadvantaged if we are subject to new laws or regulations that do not equally affect our satellite, wireline and wireless competitors, or if our competitors are relieved of legal obligations that continue to apply to us or that currently apply only to them.

A major objective of Congress and the FCC has been to increase competition in all communications services, including those central to our business. For example, Congress has removed barriers to ILECs offering video services in their local service areas, and the FCC has taken additional steps that are encouraging ILECs to expand their investment in fiber-optic networks, which makes it easier for those companies to deliver video, high-speed Internet and other services. The FCC has also assigned spectrum licenses for MVDDS, a wireless service providing multichannel video programming. In addition, the FCC is continuing to adopt measures to increase the capacity for satellite-delivered services and has largely cleared the way for electric utilities to use their power lines to provide video and high-speed Internet services. Our businesses could be affected by additional competitors that enter the video or high-speed Internet businesses as a result of these and similar efforts by Congress or the FCC. In particular, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to these new competitors, such as if ILECS that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the State of Texas enacted legislation in 2005 providing statewide franchises for new video service providers on terms less burdensome than our existing local franchise requirements. Other states where we have significant operations are considering similar legislation.

The following paragraphs describe existing and potential future legal and regulatory requirements that are the most significant to our businesses today.

Time Warner Divestiture

The FCC approved the Broadband acquisition in November 2002, subject to various conditions. The most significant were a requirement for the divestiture of our interests in Time Warner and its cable affiliates by November 2007 (subject to a six-month extension), a requirement that the interests be placed in trust pending divestiture, and safeguards that limit our involvement in Time Warner Cable’s programming-related activities pending divestiture. Complying with these conditions has limited and will continue to limit our flexibility as to the timing and nature of a sale or other disposition of the interests and, in the interim, may constrain our business dealings with Time Warner. We have fully complied with these conditions and are committed to meeting our obligations under the FCC’s order.

Adelphia Acquisition

We have filed a joint application with Time Warner and Adelphia seeking the FCC’s approval of the acquisition of the Adelphia cable systems. The proposed Adelphia transactions also would accomplish the divestiture of our part of the Time Warner Cable interests as required by the FCC. The FCC is expected to make its decision by the end of the first half of 2006. We cannot predict whether the FCC will approve the application or whether, if it does approve the application, it will do so subject to unfavorable conditions.

Ownership Limits

The FCC is considering imposing “horizontal ownership limits” that would limit the percentage of multichannel video subscribers that any single cable provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. We serve approximately 28% of multichannel video subscribers and will still be under the previous 30% limit after the completion of pending acquisitions. If the FCC were to reinstate ownership limits similar to those previously imposed, such limits would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate “vertical ownership limits” on the number of affiliated programming services a cable operator may carry on its cable systems (the previous limit of 40% of the first 75 channels was also invalidated by the federal appellate court). New vertical limits could affect our content business. In addition, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted for purposes of any vertical ownership limit. It is uncertain when the FCC will rule on these issues.

Pricing and Packaging

The Communications Act and the FCC’s regulations and policies limit the prices that cable systems may charge for limited basic service, equipment and installation. These rules do not apply to cable systems that are determined by the FCC to be “subject to effective competition,” but these determinations have thus far been made for only a small number of our cable systems. Failure to comply with these rate rules could result in rate reductions and refunds for subscribers. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations on the cable industry, including proposals to require cable operators to offer programming services on an a la carte or themed-tier basis instead of or in addition to the current packaged offerings. Our video service offerings currently include various service tiers (with availability varying depending on level of service, demographics and other factors), such as sports, Hispanic and our recently announced family tier. We cannot now predict whether or when Congress, the FCC or any other regulatory agency may adopt any new requirements with respect to the pricing or packaging of video services and how such requirements, if adopted, would affect our cable and content businesses. Also, various competitors are trying to persuade the FCC and the Justice Department to limit our ability to respond to increased competition through offers, promotions or other discounts that aim to retain existing subscribers or regain those we have lost. We believe our competitive pricing practices are lawful and pro-competitive. If we cannot make individualized offers to subscribers who would otherwise choose a different provider, our subscriber attrition may increase, or our overall prices may need to be reduced, or both.

Must-Carry/Retransmission Consent

Cable companies are currently subject to a requirement that they carry, without compensation, the programming transmitted by most commercial and non-commercial local television stations (“must-carry”). Alternatively, local television stations may insist that a cable operator negotiate for “retransmission consent,” which may enable popular stations to demand significant concessions (such as the carriage of and payment for other programming networks) as a condition of our ability to transmit the TV broadcast signals that cable subscribers expect to receive. As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave each local broadcast station a digital channel, capable of carrying multiple programming streams, in addition to its current analog channel. In February 2005, the FCC voted to reject proposals to require cable companies to: (1) simultaneously carry both the analog and digital signals of each broadcaster during the transition (cable companies must only carry the broadcaster’s analog signal during the transition or, if the broadcaster has already returned its analog channel, the broadcaster’s digital signal); and (2) carry the multiple program streams that can be transmitted in a broadcaster’s digital signal (cable companies must only carry the primary digital video stream of the broadcaster after the broadcaster has returned its analog channel). Although the FCC has thus far ruled against such expanded must-carry requirements, we cannot predict whether such requirements may result from additional FCC proceedings, judicial proceedings or legislation. In general, if such expanded carriage requirements were adopted, we would have less freedom to allocate the usable spectrum of our cable plant to provide the services that we believe will be of greatest interest to our subscribers. This could diminish our ability to attract and retain subscribers, particularly if such requirements are not imposed on our competitors.

Program Access

The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing multichannel video distributors, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007. The FCC has concluded that the program access rules generally do not apply to programming services, such as Comcast SportsNet (Philadelphia), that are delivered terrestrially. However, the FCC has indicated that it may reconsider how it regulates cable operators with regional sports programming interests, and there has been some Congressional interest in extending the exclusivity prohibition to terrestrially-delivered programming. Any decision by the FCC or Congress to apply new program access or program carriage regulations to cable operators could have an adverse impact on our businesses.

Cable Equipment Issues

The FCC has adopted regulations aimed at promoting the retail availability of set-top boxes and other equipment that can be used to receive digital cable services. Currently, most cable customers access such services using a leased set-top box that integrates cable access security with other operating functions. Effective July 2007, cable operators must cease placing into service set-top boxes with integrated security. At that time, newly deployed leased set-top boxes and devices purchased at retail must rely on a separate piece of equipment, known as a CableCARD, to provide access to digital cable services. We have urged elimination of the ban on integrated set-top boxes on the grounds that it unfairly singles out cable operators for regulation (the ban does not apply to DBS), limits consumer choice, increases the cost of set-top box equipment, and slows the deployment of digital cable services. Thus far, the FCC has rejected these arguments, indicating in a March 2005 decision that it would not revisit the issue of whether to eliminate the ban on integrated set-top boxes. Certain cable companies have challenged the FCC’s decision in federal court. It is uncertain how the court will rule on this appeal. The FCC also indicated in its March 2005 decision that it might consider further deferrals of the July 2007 ban on integrated set-top boxes to the extent the cable industry makes adequate progress on software-based security solutions that can be downloaded to leased set-top boxes as well as retail equipment. If the FCC does not extend the deadline again and does not waive the rules for low-cost, limited-function set-top boxes, we will be forced to incur added costs in purchasing CableCARD-enabled set-top boxes and the associated CableCARDs.

In addition, the FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of “plug-and-play” TV sets that can connect directly to the cable network and receive one-way, analog and digital cable services without the need for a set-top box. We believe that we are substantially in compliance with these one-way plug-and-play requirements. Also, the cable, consumer electronics and other industries are currently negotiating an agreement for two-way, interactive plug-and-play equipment. The pace of these negotiations is affected by a host of complex technical, engineering, business, copy protection, licensing and other issues. Some in Congress and at the FCC are urging that the parties complete the negotiations by a specific date or risk having the government impose deadlines on the parties or adopt rules even in the absence of an industry agreement. It is unclear how this process will unfold and how it will ultimately affect our cable business and our efforts to sell cable services at retail outlets.

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

Congress, the FCC and various state governments are considering measures that would lessen or eliminate franchising requirements for new entrants into the multichannel video marketplace, including the ILECs. The State of Texas, for example, has enacted legislation to provide a statewide franchise to new entrants, thus relieving them of the obligation to seek franchises in individual local service areas. That law is now being challenged in court, but it is uncertain how the court will rule on the matter. Other states are now considering similar legislation. Likewise, Congress and the FCC are considering proposals to eliminate or streamline local franchising requirements for the ILECs and other new entrants. Congress is reviewing proposals to replace the local franchising process with a national process, which, if enacted, could benefit the ILECs. In addition, the FCC has launched a rulemaking intended to ease the franchising process for new entrants. We could be materially disadvantaged if proposals to change franchising rules for our competitors, but not for cable operators, are approved.

PEG/Leased Access

The Communications Act permits franchising authorities to require cable operators to set aside the use of channels for public, educational and governmental (PEG) access programming. We provide substantial channel capacity and financial support for PEG programming. The Communications Act also requires a cable system with 36 or more channels to make available a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date, we have generally not been required to devote significant channel capacity to leased access.

State and Local Taxes

Some states and localities are considering imposing new taxes, including sales taxes, on the services we offer. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

High-Speed Internet Service

Historically, the ILECs have been required to share their high-speed Internet facilities (most commonly DSL) with unaffiliated third-party ISPs, while cable companies generally faced no similar regulatory requirement for their cable high-speed Internet service. Some local governments and various competitors had advocated the imposition of regulatory requirements on how cable operators deal with third-party ISPs. Only a few local governments actually imposed such requirements, and, in each case, the courts have invalidated them. In 2002, the FCC formally classified cable high-speed Internet service as an “interstate information service,” rather than a “telecommunications service.” Such classification meant that traditional telecommunications regulations would not apply to cable high-speed Internet service. That FCC decision was appealed, and, in June 2005, the U.S. Supreme Court upheld the FCC’s classification of cable high-speed Internet service as an interstate information service. In response to the Supreme Court’s decision, the FCC adopted rules in August 2005 according similar deregulatory treatment to the high-speed Internet offerings of the ILECs. Under the FCC’s ruling, the ILECs will no longer be required to share their high-speed Internet facilities with third-party ISPs after a one-year phase-out period. It is uncertain what impact the FCC’s ruling will have on the competitive position of our cable high-speed Internet business.

Congress and the FCC are considering proposals to establish the rights of end users of high-speed Internet services and regulate or restrict commercial agreements between providers of high-speed Internet services and content providers. These proposals come under the collective name of “network neutrality.” The FCC issued a non-binding policy statement in August 2005 establishing four basic principles to guide its ongoing policymaking activities regarding high-speed Internet and other broadband-related services. Those principles state that: (1) consumers are entitled to access the lawful Internet content of their choice; (2) consumers are entitled to run applications and services of their choice, subject to the needs of law enforcement; (3) consumers are entitled to connect their choice of legal devices that do not harm the network; and (4) consumers are entitled to competition among network providers, application and service providers and content providers. The FCC required Verizon and AT&T to abide by these principles for a two-year period as a condition to the Verizon/MCI and AT&T/SBC mergers. Congress is also considering legislation to codify these or related principles, subject to various conditions. Any such rules or statutes could limit the ability of high-speed Internet providers to manage their networks (including their use for other services), to obtain value for use of their networks, or to respond to competitive conditions. We cannot predict whether such rules or statutes will be approved.

The FCC has also imposed certain regulatory requirements on providers of high-speed Internet service. In August 2005, the FCC adopted rules generally requiring such providers (including cable operators) to comply with the Communications Assistance for Law Enforcement Act (“CALEA”). Under these new rules, high-speed Internet service providers must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. The rules are scheduled to go into effect in 2007, but are now subject to court challenge. We anticipate that our high-speed Internet services will comply with these new requirements.

Congress and the FCC are considering additional proposals regarding the regulation of high-speed Internet services. For example, Congress is considering legislative proposals that would require high-speed Internet service providers to register with the FCC and comply with various rules, including customer privacy, consumer service standards and access for persons with disabilities. Likewise, the FCC has initiated rulemakings on whether it should develop a framework for consumer protection requirements for all providers of high-speed Internet services, regardless of the underlying technology, and also whether local and state authorities should be permitted to do so. It is uncertain what, if any, laws or regulations Congress or the FCC might ultimately impose on cable high-speed Internet or competing services. In addition, certain local governments are pursuing regulation of high-speed Internet services. For example, one local franchise authority has already imposed customer service requirements and made them a condition of our cable franchise agreement, and other local governments may attempt to do so. Also, a few franchising authorities have sued us seeking payment of franchise fees on high-speed Internet service revenues.

Internet Regulation

Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. Further, state and local governmental organizations have also adopted Internet-related regulations. These various governmental bodies are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the adaptation of existing laws to the Internet could have a material adverse effect on our high-speed Internet service.

Phone Service

Our circuit-switched phone services are subject to federal, state and local regulation. In general, the Communications Act imposes interconnection requirements and universal service contribution obligations on all telecommunications service providers, including those that provide circuit-switched phone services over cable facilities, and more significant regulations on ILECs. These common carrier rules, however, are being re-evaluated at the FCC and in Congress. The FCC has already adopted measures relieving the ILECs of certain obligations to make elements of their networks available to competitors at cost-based rates. The FCC has also initiated rulemakings on intercarrier compensation, universal service and other matters that, in the aggregate, could significantly change the rules that apply to telephone competition, including the relationship between wireless and wireline providers, long-distance and local providers, and incumbents and new entrants. It is unclear how those proceedings (and the litigation and implementation proceedings that are already underway as a product of one of these rulemaking proceedings) will affect our circuit-switched phone services.

The FCC has initiated a rulemaking to consider whether and how to regulate VoIP and other IP-enabled services. Among other things, the FCC will determine whether and how certain types of common carrier regulations should apply to VoIP services, including intercarrier compensation, universal service and the obligation to provide persons with disabilities with access to these services. The FCC has already adopted a number of orders addressing specific regulatory issues relating to VoIP. In May 2005, for example, the FCC adopted rules requiring VoIP service providers having certain characteristics to furnish enhanced 911 (“E911”) capabilities as a standard feature of their services. Additionally, VoIP service providers must advise their customers of the circumstances under which E911 service may not be available and comply with other E911-related requirements specified by the FCC. We believe Comcast Digital Voice service complies with these new requirements. Likewise, in August 2005, the FCC imposed CALEA-related requirements on VoIP service providers. We anticipate that Comcast Digital Voice will comply with the new CALEA rules when they go into effect in 2007. Congress is also considering legislation that, if enacted, would impact the regulatory obligations of VoIP service providers. We cannot predict whether Congress will approve such legislation.

The FCC and Congress are also considering measures relating to how VoIP service interconnects with the phone networks of the ILECs. In the circuit-switched environment, ILECs have a clear obligation to negotiate interconnection agreements with CLECs. However, it is uncertain what interconnection obligations the ILECs have with respect to VoIP service providers that do not obtain CLEC status. The FCC has yet to classify VoIP service for regulatory purposes. While classification of VoIP as an information service would be beneficial to VoIP providers (including Comcast Digital Voice), since legacy telecommunications service regulations presumably would not apply, such classification might lead ILECs to resist interconnecting directly with VoIP providers. In light of these concerns, VoIP service providers typically either secure CLEC authorization, or they obtain indirect interconnection to ILEC networks by contracting with existing CLECs, whose right to deal with the ILECs is clear under the Communications Act and FCC regulations. Comcast has arranged for such interconnection rights through our own CLECs. The FCC is considering this issue in its rulemaking on IP-enabled services, and Congress is considering the issue as well. It is uncertain whether and when the FCC or Congress will adopt further rules in this area and how such rules would affect our Comcast Digital Voice service.

In addition, several states have attempted to impose common carrier regulation on VoIP services. However, the FCC adopted an order in November 2004 declaring that one particular VoIP service is not subject to state public utility regulation. Further, the FCC indicated that other types of VoIP services, such as those offered by cable companies, would not be subject to state public utility regulation if they: require a broadband connection from the user’s location; require the use of IP-compatible customer premises equipment; and include a suite of integrated capabilities and features, able to be invoked sequentially or simultaneously, that allows customers to manage personal communications dynamically. It is unclear how this ruling and other VoIP service-related proceedings at the federal and state levels, and related judicial proceedings, might affect our Comcast Digital Voice service.

Other Issues

There are a number of other regulatory matters under review by Congress, the FCC and other federal agencies that could affect our cable and content businesses.

Tier Buy Through. The Communications Act generally requires cable operators to allow subscribers to purchase premium or pay-per-view services without the necessity of subscribing to any tier of service, other than the limited basic service tier. The applicability of this rule in certain situations remains unclear, and adverse decisions by the FCC on this issue could affect our pricing and packaging of services.

Content Regulation. The Communications Act prohibits the transmission of obscene programming over cable systems. Additionally, some parties have proposed that new laws or rules regulating indecent and violent programming be imposed on cable operators. It is uncertain whether and when any such laws will be enacted or regulations will be adopted and, if enacted or adopted, what impact such laws or regulations would have on our cable and content businesses.

MDU Access. The FCC has adopted rules intended to make it easier for multichannel video service providers to compete with established cable operators in serving MDUs.

Pole Attachments. The Communications Act requires that telephone companies and other utilities (other than those owned by municipalities or cooperatives) provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC or, alternatively, by states that certify to the FCC that they regulate such rates (several states in which we have cable systems have so certified). There is always the possibility that the FCC or a state could increase the pole attachment rate paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method for calculating those rates for cable systems over which various phone services are transmitted remain unclear, and there is a risk that we will face higher costs as our phone business expands.

EAS and Closed Captioning. The FCC has adopted rules requiring cable operators to deliver Emergency Alert System (“EAS”) warnings via digital cable services, rather than just analog services. This change imposes new equipment costs on cable operators. The FCC has also adopted rules imposing closed captioning requirements on cable operators, broadcasters, programmers and others. Advocates for the hearing impaired have urged the FCC to toughen its rules on closed captioning compliance and enforcement. The FCC has initiated a rulemaking to consider these and other proposals. If adopted, such expanded closed captioning requirements would impose further regulatory burdens on cable operators and programmers. The FCC has not indicated whether or when it will adopt such rules.

Children’s Television. The FCC has adopted rules that, among other things, limit the amount of commercials which may be aired in certain children’s programming to 10.5 minutes per hour on weekends and 12 minutes per hour on weekdays and restrict the use of program characters or show hosts to sell products in commercials during or adjacent to children’s programming. The FCC adopted additional rules in 2004 that would also restrict the display of Internet website addresses in children’s programming. Those additional rules have been stayed pending further rulemaking, and it is uncertain what rules the FCC will ultimately establish and how such rules will affect our cable and content businesses.

Privacy Regulation. The Communications Act generally restricts the nonconsensual collection and disclosure of subscribers’ personal information by cable operators. There are possible interpretations of the Communications Act that could severely limit the ability of service providers to collect and use personal information for commercial purposes. Congress is now considering legislation that would extend these and other privacy requirements to high-speed Internet service and VoIP providers. Further constraints could also be imposed if and to the extent that state or local authorities establish their own privacy standards. In addition, the FCC, the Federal Trade Commission and many states have adopted rules that limit the telemarketing practices of cable operators and other commercial entities.

Copyright Regulation. In exchange for filing certain reports and contributing a percentage of their revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The U.S. Copyright Office has recommended that Congress revise this compulsory licensing scheme, although Congress has thus far declined to do so. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. Further, the Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services. In addition, we pay standard industry licensing fees to use music in the programs we create, including our cable businesses’ local advertising and local origination programming, and our content businesses’ original programs. These licensing fees have been the source of litigation with music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

Broadcast Flag. The FCC adopted rules in 2003 requiring cable operators to implement the “broadcast flag,” a code that may be embedded in digital broadcast programming that directs digital TVs and other consumer electronics equipment to block the redistribution of such content over the Internet. These rules, if implemented, would have likely affected the design of cable-related equipment and home-networking technologies. However, in 2005, a federal appeals court invalidated the broadcast flag rules on the grounds that the FCC lacked jurisdiction under the Communications Act to promulgate them. Congress is considering proposals to reinstate the rules. Thus far, those efforts have been unsuccessful, but we cannot predict whether Congress will eventually approve legislation to revive the broadcast flag rules and, if adopted, how such legislation would affect cable operators.

Other Areas. The FCC actively regulates other aspects of our cable and content businesses, including, among other things: (1) the mandatory blackout of syndicated, network and sports programming; (2) customer service standards; (3) political advertising; (4) origination cablecasting (i.e., programming locally originated by and under the control of the cable operator); (5) sponsorship identification; (6) equal employment opportunity; (7) lottery programming; (8) program carriage; (9) recordkeeping and public file access requirements; and (10) technical standards relating to operation of the cable network. We are not aware that the FCC is considering any significant revisions to these rules at this time, but we are unable to predict how these regulations might be changed in the future and how any such changes might affect our cable and content businesses.

EMPLOYEES

As of December 31, 2005, we had approximately 80,000 employees (including part-time employees). Of these employees, approximately 62,000 were associated with cable and approximately 18,000 were associated with our other divisions. Approximately 4,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe we have good relationships with our employees.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in Risk Factors under Item 1A and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

Additionally, we operate in a highly competitive, consumer-driven and rapidly changing environment. The environment is affected by government regulation, economic, strategic, political and social conditions, consumer response to new and existing products and services, technological developments and, particularly in view of new technologies, the ability to develop and protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect our operations, business or financial results of our businesses in the future and could also cause actual results to differ materially from those contained in the forward-looking statements.

ITEM 1A. RISK FACTORS

All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations.

Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers. We compete directly with other program distributors, including satellite companies, telephone companies, companies that build competing cable systems in the same communities we serve, and companies that offer programming and other communications services to our subscribers and potential subscribers, including high-speed Internet and IP-enabled phone. This competition may adversely affect our business and operations materially in the future.

Programming costs are increasing, which could adversely affect our future results of operations.

We expect our programming costs to continue to be our largest single expense item in the foreseeable future. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming. If we are unable to raise our subscribers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our operating results. In addition, as we add programming to our video services, we may face increased programming costs that, in conjunction with the additional pricing constraints, may reduce operating margins.

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

Federal, state and local governments extensively regulate the cable industry and the circuit-switched phone services industry and may begin regulating the Internet services industry. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable companies and other entities under the Communications Act and other laws, possibly in ways that we have not foreseen. Congress considers new legislative requirements potentially affecting our businesses virtually every year, and a significant initiative to update the Communications Act began in 2005 and is expected to continue in 2006. The results of these legislative, judicial and administrative actions may materially affect our business operations. Local authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as if local telephone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us.

We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations.

The ILECs are building wireline fiber-optic networks to provide video services in substantial portions of their service areas (and have begun to offer this service in limited areas), in addition to marketing DBS service in certain areas. In addition, the ILECs and other companies offer DSL service, which provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. Other new technologies and services may develop and may compete with services that cable systems offer. The success of these ongoing and future developments could have an adverse effect on our business operations. Moreover, in recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems.

We face risks arising from the outcome of various litigation matters, including litigation associated with the Broadband acquisition.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Proceedings” in Item 3 to this Annual Report on Form 10-K. Among these matters is litigation associated with the Broadband acquisition and for which AT&T controls the defense of the litigation. While we do not believe that any of these litigation matters alone or in the aggregate will have a material adverse effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we have made acquisitions and have entered into other strategic transactions. For example, in April 2005 we entered into agreements with Time Warner to jointly acquire substantially all the assets of Adelphia; in April 2005 we acquired a 20% interest in MGM; in October 2005 we agreed to buy the cable systems of Susquehanna Communications; and in November 2005 we entered into a joint venture with Sprint, Time Warner Cable, Cox and Advance/Newhouse to develop products using wireless technology. In connection with acquisitions and other strategic transactions we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant indebtedness, or have to delay or not proceed with announced transactions. These factors could have a material adverse effect on our business, results of operations, financial condition or cash flows.

Our Chairman and CEO has considerable influence over our operations.

Brian L. Roberts has significant control over our operations through his beneficial ownership of all of the outstanding shares of our Class B common stock, which have a nondilutable 33 1/3% of the combined voting power of our common stock and separate approval rights over certain material transactions involving us.

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Cable

A central receiving apparatus, distribution cables, servers, customer premises equipment, customer service call centers and local business offices are the principal physical assets of our cable systems. We own or lease the receiving and distribution equipment of each system and own or lease parcels of real property for the receiving sites, customer service call centers and local business offices.

We also own a building that houses our media center. The media center contains equipment, which we own or lease, including equipment related to network origination, global transmission via satellite and terrestrial fiber optics, a broadcast studio, mobile and post-production services, interactive television services and streaming distribution services.

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

ITEM 3. LEGAL PROCEEDINGS

At Home Cases

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the Superior Court of San Mateo County, California, alleging breaches of fiduciary duty in connection with transactions agreed to in March 2000 among At Home, AT&T, Cox (Cox is also an investor in At Home and a former distributor of the At Home service) and us; (ii) class action lawsuits against us, AT&T and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (iii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts, Cox and others, alleging breaches of fiduciary duty relating to the March 2000 transactions and seeking recovery of alleged short-swing profits of at least $600 million, pursuant to Section 16(b) of the Exchange Act, purported to have arisen in connection with certain transactions relating to At Home stock, effected pursuant to the March 2000 agreements.

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court and the Court of Appeals for the Ninth Circuit. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. In March 2005 the court certified a class of all purchasers of publicly traded At Home stock between March 28, 2000, and September 28, 2001. Plaintiffs have moved to amend the complaint so as to move the commencement of the class period back to November 9, 1999. We are opposing this amendment and have also moved to dismiss the complaint for failure to properly allege loss causation. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims and have recommenced the breach of fiduciary duty claim in Delaware Chancery Court. We have filed a motion to dismiss the Chancery Court claim.

Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to certain At Home litigation. For litigation in which we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50%. In addition to the actions against AT&T described in items (i), (ii) and (iii) above (in which we are also a defendant), such litigation matters included two additional actions brought by At Home’s bondholders’ liquidating trust against AT&T (and not naming us): (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action and (ii) an action filed against AT&T in the District Court for the Northern District of California alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. In May 2005, At Home bondholders’ liquidating trust and AT&T agreed to settle these two actions. Pursuant to the settlement, AT&T agreed to pay $340 million to the bondholders’ liquidating trust. The settlement was approved by the Bankruptcy Court, and these two actions were dismissed. As a result of the settlement by AT&T, we recorded a $170 million charge to other income (expense), reflecting our portion of the settlement amount, in our first quarter 2005 financial results. In May 2005, we paid this amount and we have classified such payment as an operating activity in our statement of cash flows.

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

AT&T—Wireless and Common Stock Cases

Under the terms of the Broadband acquisition, we are potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated for pre-trial purposes in the United States District Court for the District of New Jersey. These lawsuits assert claims under Section 11 and Section 12(a)(2) of the Securities Act of 1933, as amended, and Section 10(b) of the Exchange Act.

The first lawsuit, for which our portion of any loss is up to 15%, alleges that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering (“Wireless Case”). In March 2004, the plaintiffs, and AT&T and the other defendants, moved for summary judgment in the Wireless Case. The New Jersey District Court denied the motions and the Judicial Panel on Multidistrict Litigation remanded the cases for trial to the United States District Court for the Southern District of New York, where they had originally been brought. A trial date has been set for April 19, 2006. We and AT&T believe that AT&T has meritorious defenses in the Wireless Case, and it is being vigorously defended.

The second lawsuit, for which our portion of any loss is 50%, alleges that AT&T knowingly provided false projections relating to AT&T common stock (“Common Stock Case”). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million. Some class members have objected to the amount and apportionment of the fees of class counsel and have appealed to the Third Circuit Court of Appeals. In May 2005, we paid $50 million representing our share of the settlement amount and we have classified such payment as an operating activity in our statement of cash flows.

AT&T—TCI Cases

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

In July 2003, the Delaware Court of Chancery granted AT&T’s motion to dismiss on the ground that the complaint failed to adequately plead AT&T’s “knowing participation,” as required to state a claim for aiding and abetting a breach of fiduciary duty. In February 2005, the former TCI director defendants filed a motion for summary judgment. In December 2005, the Court issued a ruling that there were triable issues of fact as to whether the merger was fair to the Common A shareholders, among other matters. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Patent Litigation

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A. EXECUTIVE OFFICERS OF THE REGISTRANT

Except for our Chairman and CEO (who continues in these offices until his death, resignation or removal), the term of office of each of our officers continues until his or her successor is selected and qualified, or until his or her earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of December 31, 2005:

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	46	1986	Chairman and CEO; Director
Ralph J. Roberts	85	1969	Chairman of the Executive and Finance Committee of the Board of Directors; Director
John R. Alchin	57	1990	Executive Vice President; Co-Chief Financial Officer; Treasurer
Stephen B. Burke	47	1998	Executive Vice President; Chief Operating Officer; President, Comcast Cable
David L. Cohen	50	2002	Executive Vice President
Lawrence S. Smith	58	1988	Executive Vice President; Co-Chief Financial Officer
Arthur R. Block	50	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	49	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President and Chief Executive Officer since November 2002 and our Chairman of the Board since May 2004. Prior to November 2002, Mr. Roberts served as a director and President of Comcast Holdings Corporation (our immediate predecessor and now a subsidiary) for more than five years. As of December 31, 2005, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings and The Bank of New York Company, Inc.

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

PART II

ITEM 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

	Class A		Class A Special
	High	Low	High	Low
2005
First Quarter	$34.30	$31.31	$33.98	$30.71
Second Quarter	33.53	30.67	33.26	29.81
Third Quarter	32.10	28.83	31.69	28.31
Fourth Quarter	28.94	25.92	28.58	25.69
2004
First Quarter	$36.13	$28.00	$35.10	$27.05
Second Quarter	30.66	27.63	29.70	26.67
Third Quarter	28.75	26.48	28.13	26.18
Fourth Quarter	33.28	27.84	32.84	27.50

We do not intend to pay dividends on our Class A, Class A Special or Class B common stock for the foreseeable future.

Holders of our Class A common stock in the aggregate hold 66 2/3% of the aggregate voting power of our capital stock. The number of votes that each share of our Class A common stock will have at any given time will depend on the number of shares of Class A common stock and Class B common stock then outstanding. Holders of shares of our Class A Special common stock cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, holders of our Class A Special common stock will have the same number of votes per share as each holder of Class A common stock. Our Class B common stock has a 33 1/3% nondilutable voting interest and each share of Class B common stock has 15 votes per share. Mr. Brian L. Roberts beneficially owns all outstanding shares of our Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.

As of December 31, 2005, there were 962,711 record holders of our Class A common stock, 2,390 record holders of our Class A Special common stock and three record holders of our Class B common stock.

A summary of our repurchases during 2005 under our Board-authorized share repurchase program, on a trade-date basis, is as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
1Q05	9,627,574	$32.42	9,364,195	$303,403,917	$342,671,550
2Q05	10,593,703	$31.71	10,530,359	$333,887,157	$2,008,784,393
3Q05	25,400,193	$29.70	25,321,628	$751,936,304	$1,256,848,089
October 1-31, 2005	2,854,733	$27.71	2,850,000	$78,971,123	$1,177,876,966
November 1-30, 2005	7,846,315	$26.15	7,500,000	$196,268,833	$981,608,133
December 1-31, 2005	23,560,106	$26.56	23,554,109	$625,553,880	$356,054,253

Total 4Q05	34,261,154	$26.56	33,904,109	$900,793,836	$356,054,253

Total 2005	79,882,624	$28.95	79,120,291	$2,290,021,214	$356,054,253

The total number of shares purchased during 2005 includes 762,333 shares received in the administration of employee equity compensation plans.

ITEM 6. SELECTED FINANCIAL DATA

We incorporate the information required for this item by reference to page 74 of our 2005 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We incorporate the information required for this item by reference to pages 18 to 31 of our 2005 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate the information required for this item by reference to pages 27 to 28 of our 2005 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate the information required for this item by reference to pages 33 to 72 of our 2005 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

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

Management’s annual report on internal control over financial reporting.

We incorporate the information required for this item by reference to page 32 of our 2005 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

Attestation report of the registered public accounting firm.

We incorporate the information required for this item by reference to page 33 of our 2005 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 4A, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2006. We refer to this proxy statement as the 2006 Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to our 2006 Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate the information required by this item by reference to our 2006 Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate the information required by this item by reference to our 2006 Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information required by this item by reference to our 2006 Proxy Statement.

We will file our 2006 Proxy Statement for our Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2006.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.) Index to Consolidated Financial Statements and Schedules

Data submitted herewith:

2005 Annual Report on Form 10-K Page
Report of Independent Registered Public Accounting Firm	34
Financial Statement Schedule II—Valuation and Qualifying Accounts.	35

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of Comcast Corporation.

3.2	Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on June 1, 2005).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.3	Rights Agreement dated as of November 18, 2002, between Comcast Corporation and EquiServe Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series A Participant’s Cumulative Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to our registration statement on Form 8-A12g filed on November 18, 2002).

4.4	Form of Indenture, dated as of January 7, 2003 between Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., Comcast MO of Delaware, LLC (f/k/a Comcast MO of Delaware, Inc.) and The Bank of New York, as Trustee relating to our 5.85% Notes due 2010, 6.50% Notes Due 2015, 5.50% Notes due 2011, 7.05% Notes Due 2033, 5.30% Notes due 2014, 4.95% Notes Due 2016, 5.65% Notes Due 2035, 5.45% Notes Due 2010, 5.85% Notes Due 2015 and 6.50% due 2035 (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 filed on December 16, 2002).

4.5		Form of Supplemental Indenture, dated March 25, 2003 to the Indenture between Comcast Corporation, Comcast Cable Holdings, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Communications, LLC, Comcast MO Group, Inc., Comcast MO of Delaware, LLC (f/k/a Comcast MO of Delaware, Inc.) and The Bank of New York as Trustee, dated as of January 7, 2003 (incorporated by reference to Exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2003).

Certain instruments defining the rights of holders of long-term obligation of the registrant and certain of its subsidiaries (the total amount of securities authorized under each of which does not exceed ten percent of the total assets of the registrant and its subsidiaries on a consolidated basis), are omitted pursuant to Item 601(b)(4)(iii)(A) of Regulation S-K. We agree to furnish copies of any such instruments to the SEC upon request.

9.1		Agreement and Declaration of Trust of TWE Holdings I Trust by and among MOC Holdco I, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K12g3 filed on November 18, 2002).

9.2		Form of Agreement and Declaration of Trust of TWE Holdings II Trust by and among MOC Holdco II, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K12g3 filed on November 18, 2002).

10.1	*	Comcast Corporation 1987 Stock Option Plan, as amended and restated effective November 18, 2002 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.2	*	Comcast Corporation 2002 Stock Option Plan, as amended and restated effective January 30, 2004 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.3	*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective January 30, 2004 (incorporated by reference to Exhibit 10.3 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.4	*	Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.5	*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.4 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.6	*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2005

10.7	*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective December 14, 2005.

10.8	*	2004 Management Achievement Plan, as amended and restated effective December 14, 2005.

10.9	*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.10	*	Comcast Corporation 2002 Cash Bonus Plan, as amended and restated effective December 14, 2005.

10.11	*	Comcast Corporation 2002 Executive Cash Bonus Plan, as amended and restated effective December 14, 2005.

10.12	*	Comcast Corporation 2002 Supplemental Cash Bonus Plan, as amended and restated effective December 14, 2005.

10.13	*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated, effective January 12, 2005 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.14	*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective December 14, 2005.

10.15	*	Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective June 5, 2001 (incorporated by reference to Exhibit 10.10 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.16	*	Employment Agreement between Comcast Corporation and John R. Alchin dated November 7, 2005 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on November 7, 2005).

10.17	*	Consulting Agreement between Comcast Corporation and C. Michael Armstrong, dated as of May 26, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.18	*	First Amendment to Consulting Agreement between Comcast Corporation and C. Michael Armstrong, dated as of May 26, 2004 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2004).

10.19	*	Certificate of Interest of Julian Brodsky under the Comcast Holdings Corporation Unfunded Plan of Deferred Compensation (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.20	*	Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.21	*	Amendment to Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.22	*	Employment Agreement between Comcast Corporation and Stephen B. Burke dated November 22, 2005 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on November 22, 2005).

10.23	*	Amendment No. 1 to Employment Agreement between Comcast Corporation and Stephen B. Burke dated January 25, 2006.

10.24	*	Employment Agreement between Comcast Corporation and David L. Cohen dated November 7, 2005 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on November 7, 2005).

10.25	*	Amendment No. 1 to Employment Agreement between Comcast Corporation and David L. Cohen dated November 11, 2005.

10.26	*	Amendment No. 2 to Employment Agreement between Comcast Corporation and David L. Cohen dated January 25, 2006.

10.27	*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 4, 2005).

10.28	*	Term Life Insurance Premium and Tax Bonus Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003).

10.29	*	Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10(13) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).

10.30	*	Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended September 30, 1998).

10.31	*	Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.32	*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of June 5, 2001 (incorporated by reference to Exhibit 10.8 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.33	*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.34	*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.35	*	Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004).

10.36	*	Executive Employment Agreement between Comcast Corporation and Lawrence S. Smith dated as of October 1, 2005 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed on November 7, 2005).

10.37		Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Comcast Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 26, 2005).

10.38		Redemption Agreement, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings II Trust, Cable Holdco II Inc., Time Warner Cable Inc. and, for certain limited purposes, Comcast Corporation, Time Warner Inc. and TWE Holdings I Trust (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 26, 2005).

10.39		Redemption Agreement, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Cable Holdco III LLC, Time Warner Entertainment Company, L.P. and, for certain limited purposes, Comcast Corporation, Time Warner Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on April 26, 2005).

10.40		Exchange Agreement, dated as of April 20, 2005, by and among Comcast Corporation, Comcast Cable Communications Holdings, Inc., Comcast of Georgia, Inc., TCI Holdings, Inc., Time Warner Cable Inc., Time Warner NY Cable LLC and Urban Cable Works of Philadelphia, L.P. (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on April 26, 2005).

10.41	Composite copy of Tolling and Optional Redemption Agreement, dated as of September 24, 2004, as amended by Amendment No. 1, dated as of February 17, 2005, and by Amendment No. 2, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings II Trust, Cable Holdco Inc., Time Warner Cable Inc. and, for certain limited purposes, Comcast Corporation, Time Warner Inc. and TWE Holdings I Trust (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed on April 26, 2005).

10.42	Letter Agreement, dated April 20, 2005, among Adelphia Communications Corporation, Comcast Corporation and Time Warner NY Cable LLC (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed on April 26, 2005).

10.43	Letter Agreement, dated April 20, 2005, between Time Warner Cable Inc. and Comcast Corporation (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed on April 26, 2005).

10.44	Amended and Restated Stock Purchase Agreement, dated as of June 30, 2003, among Comcast Corporation, Comcast QVC, Inc., Liberty Media Corporation and QVC, Inc. (incorporated by reference to Exhibit 10.1 to our Current Report on Form 8-K filed on October 1, 2003).

10.45	Five Year Revolving Credit Agreement dated as of October 7, 2005 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent.

13.1	Pages 18 to 72 and page 74 of the 2005 Annual Report to Shareholders, but only to the extent set forth in Items 6-8 and 9A hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2005 Annual Report to Shareholders is not deemed “filed” as part hereof.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.2	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

31.3	Certification of Co-Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32.1	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 22, 2006.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s / BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 22, 2006

/s/ RALPH J. ROBERTS Ralph J. Roberts	Chairman of the Executive and Finance Committee of the Board of Directors; Director	February 22, 2006

/s/ JULIAN A. BRODSKY Julian A. Brodsky	Non-Executive Vice Chairman; Director	February 22, 2006

/s/ LAWRENCE S. SMITH Lawrence S. Smith	Executive Vice President (Co-Principal Financial Officer)	February 22, 2006

/s/ JOHN R. ALCHIN John R. Alchin	Executive Vice President and Treasurer (Co-Principal Financial Officer)	February 22, 2006

/s/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2006

/s/ S. DECKER ANSTROM S. Decker Anstrom	Director	February 22, 2006

/s/ EDWARD D. BREEN Edward D. Breen	Director	February 22, 2006

/s/ KENNETH J. BACON Kenneth J. Bacon	Director	February 22, 2006

/s/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 22, 2006

/s/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 22, 2006

/s/ J. MICHAEL COOK J. Michael Cook	Director	February 22, 2006

/s/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 22, 2006

/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 22, 2006

/s/ MICHAEL I. SOVERN Michael I. Sovern	Director	February 22, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2005 and 2004, and for each of the three years in the period ended December 31, 2005, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2005, and have issued our report thereon dated February 21, 2006; such consolidated financial statements and report are included in the 2005 Annual Report to Shareholders and incorporated by reference in this Form 10-K. Our audits also included the consolidated financial statement schedule of Comcast Corporation and its subsidiaries, listed in Item 15(a). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 21, 2006

Comcast Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2005, 2004 and 2003

(In millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves(A)	Balance at End of Year
Allowance for Doubtful Accounts
2005	$132	$265	$261	$136
2004	146	247	261	132
2003	172	220	246	146

(A)	Uncollectible accounts written off.