Form 10-Q
period 2006-03-31
COMCAST CORP
filed 2006-04-28
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

MARCH 31, 2006

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

Yes ☐ No ☒

At March 31, 2006, there were 1,364,353,459 shares of our Class A Common Stock, 739,059,260 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2006. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

Our businesses may be affected by, among other things, the following:

•	all of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations
•	programming costs are increasing, which could adversely affect our future results of operations
•	we are subject to regulation by federal, state and local governments, which may impose costs and restrictions
•	we may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations
•	we face risks arising from the outcome of various litigation matters, including litigation associated with the acquisition of AT&T Corp.’s broadband cable business
•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction
•	our Chairman and CEO has considerable influence over our operations

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	(Dollars in millions, except share data)
	March 31, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$1,693	$693
Investments	819	148
Accounts receivable, less allowance for doubtful accounts of $124 and $136	910	1,060
Other current assets	576	693

Total current assets	3,998	2,594

INVESTMENTS	12,018	12,682
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $13,499 and $12,629	18,709	18,769
FRANCHISE RIGHTS	51,086	51,090
GOODWILL	13,620	14,218
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $5,057 and $4,776	2,999	3,160
OTHER NONCURRENT ASSETS, net	552	633

	$102,982	$103,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$1,940	$2,033
Accrued expenses and other current liabilities	2,640	2,545
Deferred income taxes	239	2
Current portion of long-term debt	881	1,689

Total current liabilities	5,700	6,269

LONG-TERM DEBT, less current portion	23,249	21,682
DEFERRED INCOME TAXES	26,918	27,370
OTHER NONCURRENT LIABILITIES	6,427	6,949
MINORITY INTEREST	662	657
COMMITMENTS AND CONTINGENCIES (NOTE 9)
STOCKHOLDERS’ EQUITY
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,607,993,959 and 1,607,007,818; outstanding, 1,364,353,459 and 1,363,367,318	16	16
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 786,349,103 and 813,097,757; outstanding, 739,059,260 and 765,807,914	8	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	42,622	43,000
Retained earnings	5,012	4,825
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(115)	(114)

Total stockholders’ equity	40,026	40,219

	$102,982	$103,146

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	(Dollars in millions, except per share data)
	Three Months Ended March 31,
	2006	2005
REVENUES	$5,901	$5,363
COSTS AND EXPENSES
Operating (excluding depreciation)	2,196	1,957
Selling, general and administrative	1,504	1,376
Depreciation	932	874
Amortization	219	290

	4,851	4,497

OPERATING INCOME	1,050	866

OTHER INCOME (EXPENSE)
Interest expense	(476)	(444)
Investment income (loss), net	64	(36)
Equity in net (losses) income of affiliates	(10)	12
Other income (expense)	12	(108)

	(410)	(576)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	640	290
INCOME TAX EXPENSE	(164)	(140)

INCOME BEFORE MINORITY INTEREST	476	150
MINORITY INTEREST	(10)	(7)

NET INCOME	$466	$143

BASIC EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.22	$0.06

DILUTED EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.22	$0.06

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Dollars in millions)
	Three Months Ended March 31,
	2006	2005
OPERATING ACTIVITIES
Net income	$466	$143
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	932	874
Amortization	219	290
Share-based compensation expense	46	5
Non-cash interest expense, net	16	9
Equity in net losses (income) of affiliates	10	(12)
(Gains) losses on investments and non-cash other (income) expense, net	(32)	203
Non-cash contribution expense	2	2
Minority interest	10	7
Deferred income taxes	(215)	(96)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	150	76
Change in accounts payable and accrued expenses related to trade creditors	(93)	(43)
Change in other operating assets and liabilities	211	(126)

Net cash provided by operating activities	1,722	1,332

FINANCING ACTIVITIES
Proceeds from borrowings	2,242	225
Retirements and repayments of debt	(1,457)	(112)
Repurchases of common stock	(710)	(326)
Issuances of common stock	12	40
Other	(9)	38

Net cash provided by (used in) financing activities	78	(135)

INVESTING ACTIVITIES
Capital expenditures	(878)	(892)
Cash paid for intangible assets	(69)	(112)
Proceeds from sales and restructuring of investments	189	100
Purchases of investments	(48)	(40)
Proceeds from sales (purchases) of short-term investments, net	4	(1)
Other	2	(68)

Net cash used in investing activities	(800)	(1,013)

INCREASE IN CASH AND CASH EQUIVALENTS	1,000	184
CASH AND CASH EQUIVALENTS, beginning of period	693	452

CASH AND CASH EQUIVALENTS, end of period	$1,693	$636

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

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

Reclassifications

Certain reclassifications have been made to the prior year financial statements to conform to those classifications used in 2006.

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 7 for further detail regarding the adoption of this standard.

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial condition or results of operations.

SFAS No. 156

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets—an Amendment of FASB Statement No. 140” (“SFAS No. 156”). SFAS No. 156 provides guidance on the accounting for servicing assets and liabilities when an entity undertakes an obligation to service a financial asset by entering into a servicing contract. This statement is effective for all transactions in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 156 will have a material impact on our consolidated financial condition or results of operations.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

3. EARNINGS PER SHARE

Basic earnings per common share (“Basic EPS”) is computed by dividing net income for common stockholders by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and restricted share units. Diluted earnings for common stockholders per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS for the three months ended March 31, 2005 excludes the impact of potential common shares related to our Comcast exchangeable notes which were settled using cash in 2005.

Diluted EPS for the three months ended March 31, 2006 and 2005 excludes approximately 131 million and 74 million potential common shares, respectively, related to our share-based compensation plans because the inclusion of the potential common shares would have an antidilutive effect.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the periods presented (amounts in millions, except per share data):

	Three Months Ended March 31,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$466	2,135	$0.22	$143	2,214	$0.06
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans	—	7	—	—	8	—

Diluted EPS	$466	2,142	$0.22	$143	2,222	$0.06

4. INVESTMENTS

	(Dollars in millions)
	March 31, 2006	December 31, 2005
Fair value method
Cablevision	$137	$120
Discovery Holding Company	150	152
Liberty Media Corporation	821	787
Liberty Global	309	336
Sprint Nextel	674	614
Time Warner	957	994
Vodafone	53	54
Other	118	90

	3,219	3,147
Equity method, principally cable-related	2,811	2,830
Cost method, principally Time Warner Cable and AirTouch	6,807	6,853

Total investments	12,837	12,830
Less, current investments	819	148

Non-current investments	$12,018	$12,682

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The cost, fair value and unrealized gains and losses related to our available for sale securities, which consist principally of our investment in Time Warner Inc., are as follows (dollars in millions):

	March 31, 2006	December 31, 2005
Cost	$1,101	$1,104
Unrealized gains	94	62
Unrealized losses	(43)	(6)

Fair value	$1,152	$1,160

Redemption of Sprint Nextel Convertible Preferred Stock

On March 31, 2006, we received proceeds of $62 million in connection with Sprint Nextel’s redemption of all of its outstanding Seventh Series B Convertible Preferred Stock (“Sprint Preferred Stock”), including all 61,726 shares of Sprint Preferred Stock held by us. In connection with the redemption transaction, we recognized investment income of $8 million during the three months ended March 31, 2006.

Investment Income (Loss), Net

Investment income (loss), net includes the following (dollars in millions):

	Three Months Ended March 31,
	2006	2005
Interest and dividend income	$36	$26
Gains (losses) on sales and exchanges of investments, net	3	(28)
Unrealized gains (losses) on trading securities and hedged items	86	(177)
Mark to market adjustments on derivatives related to trading securities and hedged items	(72)	155
Mark to market adjustments on derivatives	11	(12)

Investment income (loss), net	$64	$(36)

5. GOODWILL

The changes in the carrying amount of goodwill by business segment (see Note 10) for the three months ended March 31, 2006 are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total
Balance, December 31, 2005	$12,993	$966	$259	$14,218
Settlement or adjustments	(598)	—	—	(598)

Balance, March 31, 2006	$12,395	$966	$259	$13,620

The decrease in goodwill relates to the settlement or adjustment to certain pre-acquisition tax liabilities related to the acquisition of AT&T Corp.’s broadband cable business, which we refer to as Broadband.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

6. LONG-TERM DEBT

Senior Notes Offering

In March 2006, we issued $2.25 billion of senior notes consisting of $1.0 billion of 5.90% notes due 2016 and $1.25 billion of 6.45% senior notes due 2037. We used the net proceeds of this offering for working capital and general corporate purposes, including the repayment of commercial paper obligations.

Debt Repayments

In January 2006, we repaid all $500 million principal amount of 6.375% senior notes due 2006. In February 2006, we repaid all $388 million principal amount of 6.875% senior notes due 2006. These repayments were funded with available cash and borrowings under our commercial paper program.

Lines and Letters of Credit

At March 31, 2006, we and certain of our subsidiaries had unused lines of credit totaling $4.637 billion under various credit facilities and unused irrevocable standby letters of credit totaling $401 million to cover potential fundings under various agreements.

7. STOCKHOLDERS’ EQUITY

Share-Based Compensation

Effective January 1, 2006 we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we recognized the majority of our share-based compensation costs using the accelerated recognition method. Upon adoption, we recognize the cost of previously granted share-based awards under the accelerated recognition method and recognize the cost of new share-based awards on a straight-line basis over the requisite service period. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three months ended March 31, 2006 was $34 million. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $46 million, with an associated tax benefit of $16 million for the three months ended March 31, 2006. The amount of share-based compensation capitalized was not material to our consolidated financial statements.

SFAS No. 123R also required us to change the classification, in our condensed consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our condensed consolidated statement of cash flows.

Prior to January 1, 2006 we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair value-based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $39 million would have been recognized for the three months ended March 31, 2005 and the effect on net income and earnings per share would have been as follows (dollars in millions, except per share data):

Three Months Ended March 31, 2005
Net income, as reported	$143
Add: Share-based compensation expense included in net income, as reported above	4
Deduct: Share-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(28)

Pro forma, net income	$119

Basic earnings for common stockholders per common share:
As reported	$0.06
Pro forma	$0.05
Diluted earnings for common stockholders per common share:
As reported	$0.06
Pro forma	$0.05

Comcast Option Plans

We maintain stock option plans for certain employees under which fixed price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant (collectively, the “Comcast Option Plans”). Under the Comcast Option Plans, approximately 173 million shares of our Class A and Class A Special common stock are reserved for issuance upon the exercise of options, including those outstanding at March 31, 2006. Option terms are generally 10 years, with options generally becoming exercisable between two and nine and one half years from the date of grant.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our Class A common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the share-based payments granted. The risk free rate is based on the U.S. Treasury yield curve in effect at the date of grant.

The fair value of each Class A common stock option granted was estimated using the following weighted-average assumptions:

	Three Months Ended March 31,
	2006	2005
Dividend yield	0%	0%
Expected volatility	27.0%	27.8%
Risk free interest rate	4.4%	4.1%
Expected option life (in years)	7.0	7.0
Forfeiture rate	3.0%	3.0%

The following table summarizes the activity of the Comcast Option Plans for the three months ended March 31, 2006:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Class A Common Stock
Outstanding at January 1, 2006	80,827	$37.09
Granted	11,192	$26.34
Exercised	(234)	$11.27
Forfeited	(519)	$30.13
Expired	(768)	$42.81

Outstanding at March 31, 2006	90,498	$35.82	6.1	$24.7

Exercisable at March 31, 2006	50,791	$41.07	4.3	$22.9

Class A Special Common Stock
Outstanding at January 1, 2006	51,299	$31.35
Exercised	(300)	$10.71
Forfeited	(18)	$30.98
Expired	(409)	$36.19

Outstanding at March 31, 2006	50,572	$31.47	4.1	$123.6

Exercisable at March 31, 2006	44,301	$31.79	4.0	$107.9

The weighted-average fair value at date of grant of a Class A common stock option granted under our option plans during the three months ended March 31, 2006 and 2005 was $10.84 and $12.61, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised during the three months ended March 31, 2006 was $8.5 million. The excess cash tax benefit classified as a financing cash inflow for the three months ended March 31, 2006 was $1.2 million.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Cash received from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $5.2 million. The actual tax benefit recognized for the tax deductions from option exercises under all share-based payment arrangements for the three months ended March 31, 2006 was $4.5 million.

At March 31, 2006, there was $280 million of total unrecognized, pre-tax compensation cost related to non-vested stock options. This cost is expected to be recognized over a weighted-average period of approximately two and one half years.

We also maintain a deferred stock option plan for certain employees and directors that provided the optionees with the opportunity to defer the receipt of shares of our Class A or Class A Special common stock which would otherwise be deliverable upon exercise by the optionees of their stock options. At March 31, 2006, 1.7 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by the optionees pursuant to our deferred stock option plan.

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (“Participant”) may be granted restricted share unit awards in our Class A or Class A Special common stock (the “Restricted Stock Plan”). Awards of restricted share units are valued by reference to shares of common stock that entitle a Participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights.

The following table summarizes the activity of the Restricted Stock Plan for the three months ended March 31, 2006:

(share unit awards in thousands)	Number of Non-Vested Share Unit Awards	Weighted- Average Grant Date Fair Value
Class A Common Stock
Unvested awards at January 1, 2006	5,649	$32.55
Granted	4,516	$26.49
Awards vested	(908)	$32.91
Forfeited	(72)	$32.12

Unvested awards at March 31, 2006	9,185	$30.76

Class A Special Common Stock
Unvested awards at January 1, 2006	69	$36.69
Awards vested	(68)	$37.13

Unvested awards at March 31, 2006	1	$27.47

The weighted-average fair value at date of grant of a restricted share unit award granted during the three months ended March 31, 2005 was $33.92. Compensation expense recognized related to restricted share unit awards for the three months ended March 31, 2006 and 2005 was $12 million and $5 million, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

At March 31, 2006, there was $141 million of total unrecognized pre-tax compensation cost related to non-vested restricted share unit awards, excluding approximately 2.6 million awards for which a grant date is not deemed to have occurred for accounting purposes. This cost is expected to be recognized over a weighted-average period of approximately two years. The total fair value of restricted share units vested during the three months ended March 31, 2006 was $26 million.

At March 31, 2006, 381,000 and 96,000 shares of Class A common and Class A Special common stock, respectively, were issuable under vested restricted share unit awards, the receipt of which was irrevocably deferred by Participants pursuant to the Restricted Stock Plan.

Comprehensive Income

Our total comprehensive income for the three months ended March 31, 2006 and 2005 was as follows (dollars in millions):

	Three Months Ended March 31,
	2006	2005
Net income	$466	$143
Unrealized (losses) gains on marketable securities	(4)	10
Reclassification adjustments for losses included in net income	3	3

Comprehensive income	$465	$156

8. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the three months ended March 31, 2006 and 2005 as follows (dollars in millions):

	Three Months Ended March 31,
	2006	2005
Interest	$500	$538
Income taxes	$16	$12

No significant non-cash financing or investing activities occurred during the three months ended March 31, 2006. During the three months ended March 31, 2005, we had the following non-cash investing and financing activities:

•	recorded $170 million of intangible assets in connection with the formation of a technology development venture with Motorola,

•	recorded $40 million of investments in connection with our commitment to fund an equity method investment, and

•	settled an aggregate of $396 million face amount of our obligations relating to our Exchangeable Notes by delivering the underlying shares or ADRs to the counterparties upon maturity of the instruments, and the equity collar agreements related to the underlying securities were exercised.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

9. COMMITMENTS AND CONTINGENCIES

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 4). The obligations expire between March 2007 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.161 billion as of March 31, 2006, at which time there were no quoted market prices for similar agreements.

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

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court and the Court of Appeals for the Ninth Circuit, and the actions were dismissed on April 6, 2006. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. In March 2005, the court certified a class of all purchasers of publicly traded At Home stock between March 28, 2000, and September 28, 2001. In a decision dated March 23, 2006, the court dismissed all remaining claims and related individual actions for failure to properly allege loss causation. Plaintiffs in the class action are appealing the decision, and a plaintiff in an individual action filed a motion to reconsider the decision. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims and have recommenced the breach of fiduciary duty claim in Delaware Chancery Court. We have filed a motion to dismiss the Chancery Court claim.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

The first lawsuit, for which our portion of any loss is up to 15%, alleges that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering (“Wireless Case”). In March 2004, the plaintiffs, and AT&T and the other defendants, moved for summary judgment in the Wireless Case. The New Jersey District Court denied the motions and the Judicial Panel on Multidistrict Litigation remanded the cases for trial to the United States District Court for the Southern District of New York, where they had originally been brought. A trial date was set for April 19, 2006. On April 5, 2006, the parties reached an agreement to settle the Wireless Case for $150 million, of which our portion is $22.5 million. This settlement agreement is pending before the Court for approval. The additional amount recorded related to the settlement did not have a material impact on our results of operations for the three months ended March 31, 2006.

The second lawsuit, for which our portion of any loss is 50%, alleges that AT&T knowingly provided false projections relating to AT&T common stock (“Common Stock Case”). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million. Some class members have objected to the amount and apportionment of the fees of class counsel and have appealed to the Third Circuit Court of Appeals. In May 2005, we paid $50 million representing our share of the settlement amount. AT&T and its directors and officers insurers are in litigation as to whether the Common Stock Case claims and the settlement are covered by the D&O policies. Should AT&T recover all or some of the settlement from the insurers, we will be entitled to a return of all or some of its payment from AT&T.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

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

In July 2003, the Delaware Court of Chancery granted AT&T’s motion to dismiss on the ground that the complaint failed to adequately plead AT&T’s “knowing participation,” as required to state a claim for aiding and abetting a breach of fiduciary duty. In February 2005, the former TCI director defendants filed a motion for summary judgment. In December 2005, the Court issued a ruling that there were triable issues of fact as to whether the merger was fair to the Common A shareholders, among other matters. The trial is scheduled to begin in October 2006. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

Antitrust Cases

We are defendants in two purported class actions pending in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania, respectively. The potential class in the Massachusetts case is our subscriber base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago clusters,” as those terms are defined in the complaints. In each

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

case, plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful “horizontal market restraints” in those areas, and seek damages pursuant to antitrust statutes, including treble damages.

As a result of recent events in both cases relating to the procedural issue of whether plaintiffs’ claims could proceed in court or, alternatively, whether plaintiffs should be compelled to arbitrate their claims pursuant to arbitration clauses in their subscriber agreements, it has become more likely that these cases will proceed in court.

We believe the claims in these actions are without merit and are defending the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but an adverse outcome could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or liquidity.

10. FINANCIAL DATA BY BUSINESS SEGMENT

Our reportable segments consist of our Cable and Content businesses. Our Content segment consists of our national cable networks E!, Style Network, The Golf Channel, OLN, G4 and AZN Television. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management (dollars in millions).

	Cable(1)	Content	Corporate and Other(2)(7)	Eliminations(3)	Total
Three Months Ended March 31, 2006
Revenues(4)	$5,588	$239	$116	$(42)	$5,901
Operating income (loss) before depreciation and amortization(5)	2,215	50	(62)	(2)	2,201
Depreciation and amortization	1,089	41	26	(5)	1,151
Operating income (loss)	1,126	9	(88)	3	1,050
Capital expenditures	864	8	6	—	878

Three Months Ended March 31, 2005
Revenues(4)	$5,106	$213	$83	$(39)	$5,363
Operating income (loss) before depreciation and amortization(5)(6)	1,970	76	(51)	35	2,030
Depreciation and amortization	1,104	45	20	(5)	1,164
Operating income (loss)(6)	866	31	(71)	40	866
Capital expenditures	883	4	5	—	892

At March 31, 2006
Assets	$99,337	$2,389	$3,098	$(1,842)	$102,982

At December 31, 2005
Assets	$100,770	$2,530	$2,760	$(2,914)	$103,146

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

(1)	For the three months ended March 31, 2006 and 2005 approximately 64% and 66%, respectively, of our Cable segment’s revenues were derived from our video services and approximately 20% and 18%, respectively, were derived from our high-speed Internet services. The remaining revenues were derived primarily from phone, advertising and other revenues. Our regional sports and news networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast and CN8-The Comcast Network are included in our Cable segment.

(2)	Corporate and other includes Comcast Spectacor, the portion of operating results of our less than wholly-owned technology development ventures (see (7) below), corporate activities and all other businesses not presented in our Cable or Content segments. Assets included in this caption consist primarily of our investments (see Note 4—Investments).

(3)	Included in the Eliminations column are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

a.	our Content segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount

b.	our Cable segment receives incentives offered by our Content segment when negotiating programming contracts that are recorded as a reduction of programming costs and

c.	our Cable segment generates revenue by selling the use of satellite feeds to our Content segment

(4)	Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(5)	To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant component of our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

(6)	To be consistent with our management reporting presentation, the 2005 segment amounts have been adjusted as if stock options had been expensed as of January 1, 2005. The adjustments reducing operating income before depreciation and amortization by segment were $26 million for Cable, $1 million for Content and $12 million for Corporate and Other. The total adjustment of $39 million is reversed in the Eliminations column to reconcile to our consolidated 2005 amounts.

(7)	We consolidate our less than wholly-owned technology development ventures which we control or we are deemed the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Gemstar. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other. Cost allocations are made to the Cable segment based on our percentage ownership in each entity. The remaining net costs related to the minority corporate partners are included in the Corporate and Other segment.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

11. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

Comcast Corporation and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast Cable Communications Holdings, Inc. (“CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”), and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

In September 2005, Comcast Corporation unconditionally guaranteed Comcast Holdings’ ZONES due October 2029 and its 10 5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings; accordingly we have added Comcast Holdings’ condensed consolidated information for all periods presented. Our condensed consolidating financial information is as follows (dollars in millions):

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2006

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$1,693	$—	$1,693
Investments	—	—	—	—	—	819	—	819
Accounts receivable, net	—	—	—	—	—	910	—	910
Other current assets	12	1	—	—	—	563	—	576

Total current assets	12	1	—	—	—	3,985	—	3,998

Investments	—	—	—	—	—	12,018	—	12,018
Investments in and Amounts Due from Subsidiaries Eliminated Upon Consolidation	54,692	29,166	36,097	40,111	23,591	212	(183,869)	—
Property and equipment, net	9	—	2	—	1	18,697	—	18,709
Franchise rights	—	—	—	—	—	51,086	—	51,086
Goodwill	—	—	—	—	—	13,620	—	13,620
Other intangible assets, net	—	—	—	—	2	2,997	—	2,999
Other noncurrent assets, net	92	19	22	—	32	387	—	552

Total assets	$54,805	$29,186	$36,121	$40,111	$23,626	$103,002	$(183,869)	$102,982

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$1,940	$—	$1,940
Accrued expenses and other current liabilities	469	222	85	102	75	1,687	—	2,640
Deferred income taxes	—	—	—	—	—	239	—	239
Current portion of long-term debt	—	118	—	642	—	121	—	881

Total current liabilities	469	340	85	744	75	3,987	—	5,700

Long-term debt, less current portion	9,896	4,976	3,498	3,270	1,009	600	—	23,249
Deferred income taxes	3,470	—	—	—	824	22,624	—	26,918
Other noncurrent liabilities	944	67	—	—	50	5,366	—	6,427
Minority interest	—	—	—	—	—	662	—	662
Stockholders’ equity
Common stock	24	—	—	—	—	—	—	24
Other stockholders’ equity	40,002	23,803	32,538	36,097	21,668	69,763	(183,869)	40,002

Total stockholders’ equity	40,026	23,803	32,538	36,097	21,668	69,763	(183,869)	40,026

Total liabilities and stockholders’ equity	$54,805	$29,186	$36,121	$40,111	$23,626	$103,002	$(183,869)	$102,982

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$693	$—	$693
Investments	—	—	—	—	—	148	—	148
Accounts receivable, net	—	—	—	—	—	1,060	—	1,060
Other current assets	16	—	—	—	—	677	—	693

Total current assets	16	—	—	—	—	2,578	—	2,594

Investments	—	—	—	—	—	12,682	—	12,682
Investments in and Amounts Due from Subsidiaries Eliminated Upon Consolidation	53,103	29,562	36,042	40,482	22,742	955	(182,886)	—
Property and equipment, net	11	—	2	—	3	18,753	—	18,769
Franchise rights	—	—	—	—	—	51,090	—	51,090
Goodwill	—	—	—	—	—	14,218	—	14,218
Other intangible assets, net	—	—	—	—	4	3,156	—	3,160
Other noncurrent assets, net	122	21	23	—	43	424	—	633

Total assets	$53,252	$29,583	$36,067	$40,482	$22,792	$103,856	$(182,886)	$103,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$2,033	$—	$2,033
Accrued expenses and other current liabilities	447	224	113	127	89	1,545	—	2,545
Deferred income taxes	—	—	—	—	—	2	—	2
Current portion of long-term debt	—	620	—	995	—	74	—	1,689

Total current liabilities	447	844	113	1,122	89	3,654	—	6,269

Long term-debt, less current portion	8,243	4,988	3,498	3,318	981	654	—	21,682
Deferred income taxes	3,470	—	—	—	811	23,089	—	27,370
Other noncurrent liabilities	873	54	—	—	50	5,972	—	6,949
Minority interest	—	—	—	—	—	657	—	657
Stockholders’ equity
Common stock	25	—	—	—	—	—	—	25
Other stockholders’ equity	40,194	23,697	32,456	36,042	20,861	69,830	(182,886)	40,194

Total stockholders’ equity	40,219	23,697	32,456	36,042	20,861	69,830	(182,886)	40,219

Total liabilities and stockholders’ equity	$53,252	$29,583	$36,067	$40,482	$22,792	$103,856	$(182,886)	$103,146

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$5,901	$—	$5,901
Management fee revenue	120	45	73	73	2	—	(313)	—

	120	45	73	73	2	5,901	(313)	5,901

Costs and expenses
Operating (excluding depreciation)	—	—	—	—	—	2,196	—	2,196
Selling, general and administrative	63	45	73	73	4	1,559	(313)	1,504
Depreciation	3	—	—	—	1	928	—	932
Amortization	—	—	—	—	3	216	—	219

	66	45	73	73	8	4,899	(313)	4,851

Operating income (loss)	54	—	—	—	(6)	1,002	—	1,050
Other Income (Expense)
Interest expense	(149)	(104)	(82)	(70)	(23)	(48)	—	(476)
Investment income (loss), net	—	—	—	—	(30)	94	—	64
Equity in net income (losses) of affiliates	528	181	154	199	148	(45)	(1,175)	(10)
Other income (expense)	—	—	—	—	—	12	—	12

	379	77	72	129	95	13	(1,175)	(410)

Income (loss) before income taxes and minority interest	433	77	72	129	89	1,015	(1,175)	640
Income tax (expense) benefit	33	36	29	25	21	(308)	—	(164)

Income (loss) before minority interest	466	113	101	154	110	707	(1,175)	476
Minority interest	—	—	—	—	—	(10)	—	(10)

Net income (loss)	$466	$113	$101	$154	$110	$697	$(1,175)	$466

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$5,363	$—	$5,363
Management fee revenue	111	42	67	67	2	—	(289)	—

	111	42	67	67	2	5,363	(289)	5,363

Costs and expenses
Operating (excluding depreciation)	—	—	—	—	—	1,957	—	1,957
Selling, general and administrative	42	42	67	67	3	1,444	(289)	1,376
Depreciation	1	—	—	—	1	872	—	874
Amortization	—	—	—	—	3	287	—	290

	43	42	67	67	7	4,560	(289)	4,497

Operating income (loss)	68	—	—	—	(5)	803	—	866
Other Income (Expense)
Interest expense	(71)	(120)	(86)	(97)	(26)	(44)	—	(444)
Investment income (loss), net	—	—	—	—	53	(89)	—	(36)
Equity in net income (losses) of affiliates	145	317	183	246	190	251	(1,320)	12
Other income (expense)	—	—	—	—	—	(108)	—	(108)

	74	197	97	149	217	10	(1,320)	(576)

Income (loss) before income taxes and minority interest	142	197	97	149	212	813	(1,320)	290
Income tax (expense) benefit	1	42	30	34	(8)	(239)	—	(140)

Income (loss) before minority interest	143	239	127	183	204	574	(1,320)	150
Minority interest	—	—	—	—	—	(7)	—	(7)

Net income (loss)	$143	$239	$127	$183	$204	$567	$(1,320)	$143

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating activities
Net cash provided by (used in) operating activities	$82	$(55)	$(80)	$(82)	$(30)	$1,887	$—	$1,722

Financing activities
Proceeds from borrowings	2,242	—	—	—	—	—	—	2,242
Retirements and repayments of debt	(550)	(500)	—	(388)	(9)	(10)	—	(1,457)
Repurchases of common stock	(710)	—	—	—	—	—	—	(710)
Issuances of common stock	12	—	—	—	—	—	—	12
Other	1	—	—	—	—	(10)	—	(9)

Net cash (used in) provided by financing activities	995	(500)	—	(388)	(9)	(20)	—	78

Investing activities
Net transactions with affiliates	(1,123)	555	80	470	39	(21)	—	—
Capital expenditures	(1)	—	—	—	—	(877)	—	(878)
Cash paid for intangible assets	—	—	—	—	—	(69)	—	(69)
Proceeds from sales and restructuring of investments	47	—	—	—	—	142	—	189
Purchases of investments	—	—	—	—	—	(48)	—	(48)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	4	—	4
Other	—	—	—	—	—	2	—	2

Net cash provided by (used in) investing activities	(1,077)	555	80	470	39	(867)	—	(800)

Increase in cash and cash equivalents	—	—	—	—	—	1,000	—	1,000
Cash and cash equivalents, beginning of period	—	—	—	—	—	693	—	693

Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$1,693	$—	$1,693

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating activities
Net cash provided by (used in) operating activities	$119	$28	$(75)	$(178)	$(93)	$1,531	$—	$1,332

Financing activities
Proceeds from borrowings	225	—	—	—	—	—	—	225
Retirements and repayments of debt	—	—	—	(100)	(1)	(11)	—	(112)
Repurchases of common stock	(326)	—	—	—	—	—	—	(326)
Issuances of common stock	40	—	—	—	—	—	—	40
Other	—	—	—	—	—	38	—	38

Net cash (used in) provided by financing activities	(61)	—	—	(100)	(1)	27	—	(135)

Investing activities
Net transactions with affiliates	(36)	(28)	75	278	94	(383)	—	—
Capital expenditures	—	—	—	—	—	(892)	—	(892)
Cash paid for intangible assets	—	—	—	—	—	(112)	—	(112)
Proceeds from sales and restructuring of investments	—	—	—	—	—	100	—	100
Purchases of investments	—	—	—	—	—	(40)	—	(40)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	(1)	—	(1)
Other	—	—	—	—	—	(68)	—	(68)

Net cash provided by (used in) investing activities	(36)	(28)	75	278	94	(1,396)	—	(1,013)

Increase in cash and cash equivalents	22	—	—	—	—	162	—	184
Cash and cash equivalents, beginning of period	—	—	—	—	—	452	—	452

Cash and cash equivalents, end of period	$22	$—	$—	$—	$—	$614	$—	$636

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the nation’s largest broadband cable provider and offer a wide variety of consumer entertainment and communication products and services, serving approximately 21.5 million video subscribers, 9 million high-speed Internet subscribers and 1.5 million phone subscribers at March 31, 2006. We also have a controlling interest in six national cable networks (E! Entertainment Television; Style Network; The Golf Channel; OLN; G4; and AZN Television) and other entertainment-related businesses. We classify our operations in two reportable segments: Cable and Content. Our Cable segment develops, manages and operates our broadband cable systems, including video, high-speed Internet and phone services. The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising sales and the operation of our regional sports and news networks. The Cable segment generates approximately 95% of our consolidated revenues. Revenue from our Content segment is earned primarily from advertising sales and from monthly per subscriber license fees paid by cable system operators and satellite television companies.

Highlights for the first quarter of 2006 include the following:

•	revenue growth of 9.4% and operating income before depreciation and amortization growth of 12.4% in our Cable segment compared to the same quarter in 2005, driven by continued growth in our digital cable and high-speed Internet services and rate increases in our video services

•	subscriber growth in our video (approximately 47,000), digital (approximately 340,000), high-speed Internet (approximately 437,000) and Comcast Digital Voice (approximately 211,000) services since December 31, 2005

•	repurchases of approximately 27.1 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program

The following provides the details of these highlights and insights into our consolidated financial statements, including discussion of our results of operations and our liquidity and capital resources.

Consolidated Operating Results

	Three Months Ended March 31,		Increase/(Decrease)
	2006	2005	2005 to 2006
	(Dollars in millions)
Revenues	$5,901	$5,363	10.0%
Costs and expenses
Operating, selling, general and administrative (excluding depreciation)	3,700	3,333	11.0
Depreciation	932	874	6.6
Amortization	219	290	(24.5)

Operating income	1,050	866	21.2
Other income (expense) items, net	(410)	(576)	(28.8)

Income before income taxes and minority interest	640	290	n/m
Income tax expense	(164)	(140)	17.1

Income before minority interest	476	150	n/m
Minority interest	(10)	(7)	42.9

Net income	$466	$143	n/m %

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

Consolidated Revenues

Our Cable segment and Content segment accounted for 90% and 5%, respectively, of the increase in consolidated revenues for the three months ended March 31, 2006 compared to the same period in 2005. The remaining changes relate to our other business activities, primarily Comcast Spectacor, whose revenues increased reflecting the return of National Hockey League games for the 2005/2006 season. Cable segment and Content segment revenues are discussed separately below in Segment Operating Results.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable segment and Content segment accounted for 72% and 14%, respectively, of the increase in consolidated operating, selling, general and administrative expenses for the three months ended March 31, 2006 compared to the same period in 2005. The remaining changes relate to our other business activities, primarily Comcast Spectacor and the impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”). Cable segment and Content segment operating, selling, general and administrative expenses are discussed separately below in Segment Operating Results.

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”). SFAS No. 123R requires the cost of all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

The estimated annual increase in share-based compensation expense relating to the adoption of SFAS No. 123R, including the estimated impact of 2006 share-based awards, is expected to be approximately $135 million in 2006. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three months ended March 31, 2006 was $34 million or $0.01 on a basic and diluted earnings per share basis. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $46 million for the three months ended March 31, 2006. Share-based compensation expense is reflected in the operating results of each segment (see Note 7 and Note 10 to our condensed consolidated financial statements included in Item 1 for further detail).

Consolidated Depreciation and Amortization

The increase in depreciation expense for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to the effects of capital expenditures in our Cable segment.

The decrease in amortization expense for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to the decrease in the amortization of our franchise-related customer relationship intangible assets in our Cable segment, partially offset by increased amortization expense related to software-related intangibles acquired in various transactions in 2005.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

Segment Operating Results

Certain adjustments have been made to the 2005 segment presentation to conform to our 2006 management reporting presentation. These adjustments primarily relate to the adoption of SFAS No. 123R and are further discussed in Note 10 to our consolidated financial statements included in Item 1.

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of non-cash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant component of our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in the business segment footnote to our consolidated financial statements. You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

The following table presents our Cable segment operating results (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2006	2005	$	%
Video	$3,576	$3,362	$214	6.4%
High-speed Internet	1,131	925	206	22.3
Phone	191	175	16	9.1
Advertising sales	309	296	13	4.4
Other	206	181	25	13.8
Franchise fees	175	167	8	4.8

Revenues	5,588	5,106	482	9.4
Operating expenses	2,048	1,863	185	9.9
Selling, general and administrative expenses	1,325	1,273	52	4.1

Operating income before depreciation and amortization	$2,215	$1,970	$245	12.4%

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

The following table presents our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 13,000 subscribers acquired in various small acquisitions. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

	March 31,		Increase/(Decrease)
	2006	2005	#	%
Video subscribers	21,495	21,532	(37)	(0.2)%
High-speed Internet subscribers	8,957	7,408	1,549	20.9
Phone subscribers:
Comcast Digital Voice	416	9	407	n/m
Circuit-switched	1,047	1,219	(172)	(14.1)

Total phone subscribers	1,463	1,228	235	19.1%

	Three Months Ended March 31,		Increase/(Decrease)
	2006	2005	$	%
Monthly average video revenue per video subscriber	$55.51	$52.02	$3.49	6.7%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$43.14	$42.81	$0.33	0.8%
Monthly average phone revenue per phone subscriber	$45.70	$47.69	$(1.99)	(4.2)%

Cable Segment Revenues

Video

Our video revenues continue to grow from price increases and growth in our digital cable services, including the demand for advanced services such as DVR, which allows subscribers to record programs digitally, and to pause and rewind live television, and HDTV, which provides multiple channels in high definition. From March 31, 2005 to March 31, 2006, we added approximately 1.3 million digital subscribers, or a 14% increase. At March 31, 2006, approximately 47%, or 10.1 million subscribers, of our 21.5 million video subscribers subscribed to at least one of our digital services, compared to approximately 41% at March 31, 2005. As a result of these factors, our average monthly video revenue per video subscriber increased, while our video subscriber base of 21.5 million has been stable.

High-speed Internet

The increase in high-speed Internet revenue for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to the addition of approximately 1.5 million high-speed Internet subscribers since March 31, 2005, or a 20.9% increase, with stable average monthly revenue per subscriber. We expect that the rate of subscriber and revenue growth will slow as the market matures and competition increases.

Phone

We offer two phone services, Comcast Digital Voice, our IP-enabled phone service, and our circuit-switched local phone service.

The increase in phone revenue for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to the addition of approximately 235,000 phone subscribers since March 31, 2005, as a result of

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

the increase of approximately 407,000 Comcast Digital Voice subscribers, partially offset by the decrease of approximately 172,000 circuit-switched subscribers. We expect the number of phone subscribers will grow as we continue to expand Comcast Digital Voice to new markets in 2006.

Advertising Sales

The increase in advertising sales revenue for the three months ended March 31, 2006 compared to the same period in 2005 reflects the general weakness in the regional and national advertising marketplace. We expect continued growth in our advertising sales revenue.

Other

We also generate revenues from our regional sports and news networks, video installation services, commissions from third-party electronic retailing, and fees for other services, such as providing businesses with Internet connectivity and networked business applications. The increase in other revenue for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to our regional sports networks.

Franchise Fees

The increase in franchise fees collected from our cable subscribers for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to the increase in our revenues upon which the fees apply.

Cable Segment Operating Expenses

Operating expenses increased 9.9% for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to growth in our high-speed Internet, digital cable and Comcast Digital Voice services.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 4.1% for the three months ended March 31, 2006 compared to the same period in 2005 primarily due to growth in our high-speed Internet, digital cable and Comcast Digital Voice services.

Content Segment Operating Results

The following table presents our Content segment operating results (dollars in millions):

	Three Months Ended March 31,		Increase/(Decrease)
	2006	2005	$	%
Revenues	$239	$213	$26	12.3%
Operating, selling, general and administrative expenses	189	137	52	38.3

Operating income before depreciation and amortization	$50	$76	$(26)	(34.4)%

Content Segment Revenues

Content revenues for the three months ended March 31, 2006 increased 12.3% compared to the same period in 2005, primarily due to increases in subscriber rates, the number of subscribers and advertising revenue. For the

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

three months ended March 31, 2006 and 2005, approximately 12% of our Content segment revenues were generated from our Cable segment and are eliminated in our condensed consolidated financial statements, but are included in the amounts presented above.

Content Segment Operating, Selling, General and Administrative Expenses

Content operating, selling, general and administrative expenses for the three months ended March 31, 2006 increased 38.3% compared to the same period in 2005, primarily due to an increase in the production of and programming rights costs for new and live event programming for our cable networks, including the NHL on OLN, and a corresponding increase in marketing expenses for this programming. We have and expect to continue to invest in new and live event programming, such as our rights agreement with the NHL, which will cause our Content segment expenses to increase in the future.

Consolidated Other Income (Expense) Items

	Three Months Ended March 31,
	2006	2005
	(Dollars in millions)
Interest expense	$(476)	$(444)
Investment income (loss), net	64	(36)
Equity in net (losses) income of affiliates	(10)	12
Other income (expense)	12	(108)

	$(410)	$(576)

Interest Expense

The increase in interest expense for the three months ended March 31, 2006 compared to the same period in 2005 is primarily due to the effects of higher interest rates on our variable rate debt and to an increase in our average debt outstanding, as well as to the effects of the gain on the early extinguishment of certain interest rate swaps for the three months ended March 31, 2005.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2006 and 2005 are presented in a table in Note 4 to our condensed consolidated financial statements included in Item 1.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of all of our investments accounted for as trading securities (as of December 31, 2005). The differences between the unrealized gains (losses) on trading securities and the mark-to-market adjustments on derivatives related to trading securities, as presented in the table in Note 4 to our condensed consolidated financial statements included in Item 1, result from one or more of the following:

•	we did not maintain an economic hedge for our entire investment in the security during some or all of the period

•	there were changes in the derivative valuation assumptions such as interest rates, volatility and dividend policy

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

•	the magnitude of the difference between the market price of the underlying security to which the derivative relates and the strike price of the derivative

•	the change in the time value component of the derivative value during the period

•	the security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate

Other Income (Expense)

Other income for the three months ended March 31, 2006 consists principally of lease rental income. Other expense for the three months ended March 31, 2005 consists principally of a $170 million charge representing our share of the settlement amount related to certain of AT&T’s litigation with At Home Corporation, partially offset by a $24 million gain on the exchange of one of our equity method investments and a $23 million gain recognized on the sale of investment assets.

Income Tax Expense

Our income tax rate was 25.6% and 48.3% for the three months ended March 31, 2006 and 2005, respectively. Tax expense for the three months ended March 31, 2006 reflects an income tax rate lower than the federal statutory rate primarily due to adjustments to prior year accruals as a result of favorable resolution of certain tax matters. We expect our 2006 annual effective tax rate to be in the range of 40% to 45%. Tax expense for the three months ended March 31, 2005 reflects an income tax rate higher than the federal statutory rate primarily due to state income taxes, adjustments to prior year accruals and related interest and the impact of certain charges recognized for which no tax benefit was recognized.

Liquidity and Capital Resources

As we describe further below, our businesses generate significant cash flow from operating activities. The proceeds from monetizing our non-strategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, repurchase our stock and to invest in business opportunities.

Operating Activities

Net cash provided by operating activities amounted to $1.722 billion for the three months ended March 31, 2006, due principally to our operating income before depreciation and amortization, the effects of the timing of interest and income tax payments, and changes in other operating assets and liabilities.

During the three months ended March 31, 2006, the net change in our operating assets and liabilities was $268 million, primarily due to a decrease in our accounts receivable of $150 million, an increase in other operating assets and liabilities of $211 million, partially offset by a decrease in our accounts payable and accrued expenses related to trade creditors of $93 million.

Financing Activities

Net cash provided by financing activities was $78 million for the three months ended March 31, 2006, and consisted principally of our net proceeds from borrowings of $785 million, offset by repurchases of common

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

stock of $710 million (recognized on a settlement date or cash basis). During the three months ended March 31, 2006, our borrowings totaled $2.242 billion and consisted of senior notes, and our repayments totaled $1.457 billion and consisted of $888 million of senior notes, $549 million under our commercial paper program, and $20 million of capital leases and other debt instruments.

We have made, and may, from time to time in the future, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. At March 31, 2006, amounts available under these facilities totaled $4.637 billion.

Stock Repurchases

During the three months ended March 31, 2006, under our Board-authorized share repurchase program, we repurchased approximately 27.1 million shares of our Class A Special common stock for $723 million (recognized on a trade date or accrual basis). At March 31, 2006, the maximum dollar value of shares that may be repurchased under the program is approximately $4.6 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

See Note 6 to our condensed consolidated financial statements included in Item 1 for further discussion of our financing activities.

Investing Activities

Net cash used in investing activities was $800 million for the three months ended March 31, 2006, and consisted primarily of capital expenditures of $878 million, cash paid for intangible assets of $69 million and purchases of investments of $48 million. These cash outflows were partially offset by proceeds from sales and restructuring of investments of $189 million.

Our most significant recurring investing activity has been for capital expenditures and we expect that this will continue in the future.

Critical Accounting Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our condensed consolidated financial statements, please refer to our 2005 Form 10-K.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2005 Form 10-K.

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Note 9 to our condensed consolidated financial statements included in Item 1 of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A. RISK	FACTORS

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the three months ended March 31, 2006, under our Board-authorized repurchase program, on a trade-date basis, is as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2006	4,785,816	$27.18	4,694,200	$127,703,455	$5,228,350,798
February 1-28, 2006	9,380,022	$26.53	9,376,480	248,781,336	4,979,569,462
March 1-31, 2006	13,273,547	$26.61	13,019,767	346,466,832	4,633,102,630

Total	27,439,385	$26.68	27,090,447	$722,951,623	$4,633,102,630

The total number of shares purchased includes 348,938 shares received in the administration of employee equity compensation plans. In January 2006, our Board of Directors authorized a $5 billion increase to our share repurchase program.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

ITEM 6.    EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q

QUARTER ENDED MARCH 31, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: April 28, 2006