Form 10-Q
period 2006-06-30
COMCAST CORP
filed 2006-07-28
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

JUNE 30, 2006

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 001-32871

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

Yes ☐ No ☒

As of June 30, 2006, there were 1,365,994,008 shares of our Class A Common Stock, 717,356,654 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2006. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The SEC allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

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

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

CONDENSED CONSOLIDATED BALANCE SHEET

(Unaudited)

	(Dollars in millions, except share data)
	June 30, 2006	December 31, 2005
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$973	$693
Investments	813	148
Accounts receivable, less allowance for doubtful accounts of $137 and $136	1,125	1,060
Other current assets	629	693

Total current assets	3,540	2,594

INVESTMENTS	11,838	12,682
PROPERTY AND EQUIPMENT, net of accumulated depreciation of $14,356 and $12,629	18,945	18,769
FRANCHISE RIGHTS	51,366	51,090
GOODWILL	13,794	14,218
OTHER INTANGIBLE ASSETS, net of accumulated amortization of $5,319 and $4,776	3,090	3,160
OTHER NONCURRENT ASSETS, net	515	633

	$103,088	$103,146

LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES
Accounts payable and accrued expenses related to trade creditors	$2,068	$2,033
Accrued expenses and other current liabilities	2,703	2,545
Deferred income taxes	230	2
Current portion of long-term debt	763	1,689

Total current liabilities	5,764	6,269

LONG-TERM DEBT, less current portion	23,360	21,682
DEFERRED INCOME TAXES	26,873	27,370
OTHER NONCURRENT LIABILITIES	6,512	6,949
MINORITY INTEREST	672	657
COMMITMENTS AND CONTINGENCIES (NOTE 10)
STOCKHOLDERS’ EQUITY
Preferred stock—authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,609,634,508 and 1,607,007,818; outstanding, 1,365,994,008 and 1,363,367,318	16	16
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 764,646,497 and 813,097,757; outstanding, 717,356,654 and 765,807,914	8	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	42,342	43,000
Retained earnings	5,152	4,825
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(94)	(114)

Total stockholders’ equity	39,907	40,219

	$103,088	$103,146

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

CONDENSED CONSOLIDATED STATEMENT OF OPERATIONS

(Unaudited)

	(Dollars in millions, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
REVENUES	$6,228	$5,598	$12,129	$10,961
COSTS AND EXPENSES
Operating (excluding depreciation)	2,310	1,944	4,506	3,901
Selling, general and administrative	1,486	1,445	2,990	2,821
Depreciation	958	891	1,890	1,765
Amortization	245	270	464	560

	4,999	4,550	9,850	9,047

OPERATING INCOME	1,229	1,048	2,279	1,914

OTHER INCOME (EXPENSE)
Interest expense	(496)	(467)	(972)	(911)
Investment income (loss), net	14	176	78	140
Equity in net (losses) income of affiliates	(14)	(16)	(24)	(4)
Other income (expense)	85	30	97	(78)

	(411)	(277)	(821)	(853)

INCOME BEFORE INCOME TAXES AND MINORITY INTEREST	818	771	1,458	1,061
INCOME TAX EXPENSE	(362)	(331)	(526)	(471)

INCOME BEFORE MINORITY INTEREST	456	440	932	590
MINORITY INTEREST	4	(10)	(6)	(17)

NET INCOME	$460	$430	$926	$573

BASIC EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.22	$0.19	$0.44	$0.26

DILUTED EARNINGS FOR COMMON STOCKHOLDERS PER COMMON SHARE	$0.22	$0.19	$0.43	$0.26

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	(Dollars in millions)
	Six Months Ended June 30,
	2006	2005
OPERATING ACTIVITIES
Net income	$926	$573
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,890	1,765
Amortization	464	560
Share-based compensation expense	96	24
Noncash interest expense, net	40	21
Equity in net losses (income) of affiliates	24	4
(Gains) losses on investments and noncash other (income) expense, net	(51)	(172)
Noncash contribution expense	5	6
Minority interest	6	17
Deferred income taxes	(245)	(66)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(61)	(68)
Change in accounts payable and accrued expenses related to trade creditors	34	1
Change in other operating assets and liabilities	115	(148)

Net cash provided by (used in) operating activities	3,243	2,517

FINANCING ACTIVITIES
Proceeds from borrowings	2,587	1,495
Retirements and repayments of debt	(1,905)	(279)
Repurchases of common stock	(1,388)	(660)
Issuances of common stock	60	59
Other	2	83

Net cash provided by (used in) financing activities	(644)	698

INVESTING ACTIVITIES
Capital expenditures	(1,854)	(1,842)
Cash paid for intangible assets	(141)	(192)
Acquisitions, net of cash acquired	(550)	(134)
Proceeds from sales and restructuring of investments	303	317
Purchases of investments	(70)	(305)
Proceeds from sales (purchases) of short-term investments, net	(4)	(63)
Other	(3)	(113)

Net cash used in (provided by) investing activities	(2,319)	(2,332)

INCREASE IN CASH AND CASH EQUIVALENTS	280	883
CASH AND CASH EQUIVALENTS, beginning of period	693	452

CASH AND CASH EQUIVALENTS, end of period	$973	$1,335

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

2. RECENT ACCOUNTING PRONOUNCEMENTS

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 8 for further detail regarding the adoption of this standard.

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

FASB Interpretation No. 48

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact this interpretation may have on our financial statements.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

Diluted EPS for the three and six months ended June 30, 2006, excludes approximately 97 million and 113 million potential common shares, respectively, and Diluted EPS for the three and six months ended June 30, 2005, excludes approximately 90 million and 78 million potential common shares, respectively, related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS for the three and six months ended June 30, 2005, excludes the impact of potential common shares related to our Comcast exchangeable notes, which were settled using cash in 2005.

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the periods presented (amounts in millions, except per share data):

	Three Months Ended June 30,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$460	2,112	$0.22	$430	2,207	$0.19
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		11			14

Diluted EPS	$460	2,123	$0.22	$430	2,221	$0.19

	Six Months Ended June 30,
	2006			2005
	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$926	2,123	$0.44	$573	2,211	$0.26
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		9			13

Diluted EPS	$926	2,132	$0.43	$573	2,224	$0.26

4. ACQUISITIONS AND OTHER SIGNIFICANT EVENTS

Susquehanna

On April 30, 2006, we acquired the cable systems of Susquehanna Cable Co. and its subsidiaries (“Susquehanna”) for a total purchase price of approximately $775 million. The Susquehanna systems acquired included approximately 230,000 video subscribers and 86,000 high-speed Internet subscribers primarily in Pennsylvania, New York, Maine, and Mississippi.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Prior to the acquisition, we held an approximate 30% equity ownership interest in Susquehanna which we accounted for using the equity method of accounting. On May 1, 2006, Susquehanna Cable Co. redeemed the approximate 70% equity ownership interest in Susquehanna held by Susquehanna Media Co., which resulted in Susquehanna becoming 100% owned by us.

The results of operations of the Susquehanna systems have been included in our consolidated financial statements since the acquisition date and are reported in our Cable segment. We allocated the purchase price to property and equipment, customer relationship intangibles, nonamortizing franchise rights and goodwill. The purchase price allocation is preliminary pending receipt of a final valuation. The acquisition of the Susquehanna cable systems was not significant to our financial condition or results of operations for the three or six months ended June 30, 2006 and 2005.

Adelphia and Time Warner Proposed Transactions

In April 2005, we entered into agreements with Time Warner to: (i) jointly acquire substantially all the assets of Adelphia Communications Corporation; (ii) redeem our interest in Time Warner Cable (“TWC”) and its subsidiary, Time Warner Entertainment (“TWE”); and (iii) exchange certain cable systems with Time Warner Cable (“proposed transactions”). As a result of these proposed transactions, on a net basis, our cash investment is expected to be $1.5 billion and we expect to gain approximately 1.7 million video subscribers in geographic areas near our existing systems (including South Florida, New England, mid-Atlantic and Minnesota). The cable systems we expect to transfer to Time Warner in the exchange are located in Los Angeles, Cleveland and Dallas (the “Exchange Systems”).

In addition to entering into the agreements described above, we amended certain pre-existing agreements with Time Warner relating to the disposition and redemption of certain of our interests in TWC and TWE in the event these transactions do not close.

These proposed transactions have been subject to customary regulatory review and approvals, including court approval in the Adelphia Chapter 11 bankruptcy case, which has now been obtained. In July 2006, the Federal Communications Commission (“FCC”) approved the proposed transactions which represented the last federal approval needed in order to close the proposed transactions. The proposed transactions are expected to close on July 31, 2006.

Effective in the third quarter, we will classify the Exchange Systems as assets held for sale and the results of their operations as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Prior to FCC approval in July 2006, the proposed sale of the Exchange Systems was not deemed probable for such classification under SFAS No. 144.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

5. INVESTMENTS

	(Dollars in millions)
	June 30, 2006	December 31, 2005
Fair value method
Cablevision	$110	$120
Discovery Holding Company	146	152
Embarq Corporation	53	—
Liberty Capital	419	—
Liberty Global	323	336
Liberty Interactive	432	—
Liberty Media	—	787
Sprint Nextel	522	614
Time Warner	984	994
Vodafone	54	54
Other	117	90

	3,160	3,147
Equity method, principally cable-related	2,670	2,830
Cost method, principally Time Warner Cable and AirTouch	6,821	6,853

Total investments	12,651	12,830
Less, current investments	813	148

Noncurrent investments	$11,838	$12,682

The cost, fair value and unrealized gains and losses related to our available for sale securities, which consist principally of our investment in Time Warner Inc., are as follows (dollars in millions):

	June 30, 2006	December 31, 2005
Cost	$1,100	$1,104
Unrealized gains	93	62
Unrealized losses	(15)	(6)

Fair value	$1,178	$1,160

Redemption of Sprint Nextel Convertible Preferred Stock

In March 2006, we received proceeds of $62 million in connection with Sprint Nextel’s redemption of all of its outstanding Seventh Series B Convertible Preferred Stock (“Sprint Preferred Stock”), including all 61,726 shares of Sprint Preferred Stock held by us. In connection with the redemption transaction, we recognized investment income of $8 million.

Liberty Media Restructuring Transaction

In May 2006, we received 25 million shares of Liberty Media Interactive (“Liberty Interactive”) Series A common stock and 5 million shares of Liberty Media Capital (“Liberty Capital”) Series A common stock in connection with Liberty Media Corporation’s (“Liberty Media”) restructuring. In the restructuring, each share of Liberty Media Series A common stock received 0.25 shares of the new Liberty Interactive Series A common

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

stock and 0.05 shares of Liberty Capital Series A common stock for each share of Liberty Media Series A common stock. We have classified all of the shares of Liberty Interactive and Liberty Capital common stock we received as trading securities at fair value. All of these shares collateralize our Liberty Media prepaid forward sales obligation.

Sprint Nextel Spin-off Transaction

In May 2006, we received approximately 1.3 million shares of Embarq Corporation (“Embarq”) common stock in connection with the spin-off by Sprint Nextel of Embarq, its local communications business. In the spin-off, each share of Sprint Nextel common stock received 0.05 shares of the new Embarq common stock. We have classified all of the shares of Embarq common stock we received as trading securities at fair value. All of these shares collateralize our ZONES debt and our Sprint Nextel prepaid forward sales obligation.

Investment Income (Loss), Net

Investment income (loss), net includes the following (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest and dividend income	$45	$24	$81	$51
Gains (losses) on sales and exchanges of investments, net	5	—	8	(28)
Investment impairment losses	—	(3)	—	(3)
Unrealized gains (losses) on trading securities and hedged items	(85)	83	1	(94)
Mark to market adjustments on derivatives related to trading securities and hedged items	48	43	(24)	198
Mark to market adjustments on derivatives	1	29	12	16

Investment income, net	$14	$176	$78	$140

6. GOODWILL

The changes in the carrying amount of goodwill by business segment (see Note 11) for the six months ended June 30, 2006, are as follows (dollars in millions):

	Cable	Content	Corporate and Other	Total
Balance, December 31, 2005	$12,993	$966	$259	$14,218
Settlement or adjustments	(593)	—	—	(593)
Acquisitions	149	—	20	169

Balance, June 30, 2006	$12,549	$966	$279	$13,794

The decrease in goodwill is primarily due to adjustments to certain pre-acquisition tax liabilities associated with the acquisition of AT&T Corp.’s broadband cable business, which we refer to as Broadband.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

7. LONG-TERM DEBT

Debt Borrowings

Senior Notes Offerings

In March 2006, we issued $2.25 billion of senior notes consisting of $1.0 billion of 5.9% senior notes due 2016 and $1.25 billion of 6.45% senior notes due 2037. In May 2006, we issued $345 million of 7.0% senior notes due 2055. We used the net proceeds of these offerings for working capital and general corporate purposes, including the repayment of commercial paper obligations.

Debt Assumed

On May 1, 2006, in connection with the Susquehanna transaction (see Note 4) we assumed a $185 million principal amount variable-rate term loan due 2008. The interest rate on the term loan is the London Interbank Offered Rate (“LIBOR”) plus 0.5%.

Debt Repayments

In January 2006, we repaid all $500 million principal amount of 6.375% senior notes due 2006. In February 2006, we repaid all $388 million principal amount of 6.875% senior notes due 2006. In May 2006, we repaid all $600 million principal amount of 8.3% senior notes due 2006. In June 2006, we repaid all $119 million principal amount of 10.5% senior subordinated notes due 2006. These repayments were funded with available cash and borrowings under our commercial paper program.

Lines and Letters of Credit

As of June 30, 2006, we and certain of our subsidiaries had unused lines of credit totaling $4.365 billion under various credit facilities and unused irrevocable standby letters of credit totaling $385 million to cover potential fundings under various agreements.

8. STOCKHOLDERS’ EQUITY

Stock Option Plans

We maintain stock option plans for certain employees under which fixed price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant. Under our stock option plans, approximately 170 million shares of our Class A and Class A Special common stock are reserved for issuance upon the exercise of options, including those outstanding as of June 30, 2006. Option terms are generally 10 years, with options generally becoming exercisable between two and nine and one half years from the date of grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions noted in the following table. Expected volatility is based on a blend of implied and historical volatility of our Class A common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the options granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

The following table summarizes the weighted-average fair values at date of grant of a Class A common stock option granted under our stock option plans and the related weighted-average valuation assumptions:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Fair value	$12.98	$12.30	$10.71	$13.16
Dividend yield	0%	0%	0%	0%
Expected volatility	27.0%	27.0%	27.0%	27.1%
Risk-free interest rate	5.1%	4.1%	4.8%	4.3%
Expected option life (in years)	7.0	7.0	7.0	7.0
Forfeiture rate	3.0%	3.0%	3.0%	3.0%

The following table summarizes the activity of our stock option plans for the six months ended June 30, 2006:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Class A Common Stock
Outstanding as of January 1, 2006	80,827	$37.09
Granted	11,589	$26.52
Exercised	(1,279)	$22.68
Forfeited	(1,050)	$30.03
Expired	(977)	$40.45

Outstanding as of June 30, 2006	89,110	$35.97	5.9	$262.4

Exercisable as of June 30, 2006	51,253	$40.93	4.1	$121.6

Class A Special Common Stock
Outstanding as of January 1, 2006	51,299	$31.35
Exercised	(1,071)	$12.91
Forfeited	(33)	$32.19
Expired	(748)	$35.99

Outstanding as of June 30, 2006	49,447	$31.71	3.9	$209.0

Exercisable as of June 30, 2006	43,716	$31.93	3.8	$181.1

We also maintain a deferred stock option plan for certain employees and directors that provided the optionees with the opportunity to defer the receipt of shares of our Class A or Class A Special common stock which would otherwise be deliverable upon exercise by the optionees of their stock options. As of June 30, 2006, 1.7 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by the optionees pursuant to our deferred stock option plan.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (“Participant”) may be granted restricted share unit awards in our Class A or Class A Special common stock (the “Restricted Stock Plan”). Under our Restricted Stock Plan, approximately 27 million shares of our Class A and Class A Special common stock are reserved for issuance pursuant to awards under the plan, including those outstanding as of June 30, 2006. Awards of restricted share units are valued by reference to shares of common stock that entitle a Participant to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights.

The following table summarizes the weighted-average fair value at date of grant and the compensation expense recognized related to restricted share unit awards:

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average fair value	$31.70	$32.01	$29.43	$33.63
Compensation expense recognized (in millions)	$17	$19	$29	$24

The following table summarizes the activity of the Restricted Stock Plan for the six months ended June 30, 2006:

	Number of Nonvested Share Unit Awards (in thousands)	Weighted- Average Grant Date Fair Value
Class A Common Stock
Unvested awards as of January 1, 2006	5,649	$32.55
Awards granted	4,664	$29.43
Awards vested	(1,016)	$32.81
Awards forfeited	(184)	$31.53

Unvested awards as of June 30, 2006	9,113	$30.88

Class A Special Common Stock
Unvested awards as of January 1, 2006	69	$36.69
Awards vested	(68)	$37.13

Unvested awards as of June 30, 2006	1	$27.47

As of June 30, 2006, 381,000 and 96,000 shares of Class A common and Class A Special common stock, respectively, were issuable under vested restricted share unit awards, the receipt of which was irrevocably deferred by Participants pursuant to the Restricted Stock Plan.

Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair-value based method as prescribed

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

by SFAS No. 123 been applied, additional pre-tax compensation expense of $39 million and $78 million would have been recognized for the three and six months ended June 30, 2005, respectively, and the effect on net income and earnings per share would have been as follows (dollars in millions, except per share data):

	Three Months Ended June 30, 2005	Six Months Ended June 30, 2005
Net income, as reported	$430	$573
Add: Share-based compensation expense included in net income, as reported above	12	16
Less: Share-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(37)	(65)

Pro forma, net income	$405	$524

Basic earnings for common stockholders per common share:
As reported	$0.19	$0.26
Pro forma	$0.18	$0.24
Diluted earnings for common stockholders per common share:
As reported	$0.19	$0.26
Pro forma	$0.18	$0.24

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the cost of all share- based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we recognized the majority of our share-based compensation costs using the accelerated recognition method. We recognize the cost of previously granted share-based awards under the accelerated recognition method and recognize the cost of new share-based awards on a straight-line basis over the requisite service period. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and six months ended June 30, 2006, was $33 million and $67 million, respectively. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $50 million and $96 million, with an associated tax benefit of $17 million and $33 million, respectively, for the three and six months ended June 30, 2006. The amount of share-based compensation capitalized was not material to our consolidated financial statements.

Cash received from option exercises under all share-based payment arrangements for the three and six months ended June 30, 2006, was $36.8 million and $42.0 million, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised for the three and six months ended June 30, 2006, was $19.8 million and $28.3 million respectively. The tax benefit realized from stock options exercised for the three and six months ended June 30, 2006, was $6.4 million and $8.7 million, respectively.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

As of June 30, 2006, there was $255 million of total unrecognized, pre-tax compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two and one half years.

The total fair value of restricted share units vested during the three and six months ended June 30, 2006, was $3 million and $29 million, respectively. As of June 30, 2006, there was $202 million of total unrecognized pre-tax compensation cost related to nonvested restricted share unit awards. This cost is expected to be recognized over a weighted-average period of approximately two and one half years.

SFAS No. 123R also required us to change the classification, in our condensed consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our condensed consolidated statement of cash flows. The excess cash tax benefit classified as a financing cash inflow for the three and six months ended June 30, 2006, was $3 million and $4 million, respectively.

Comprehensive Income

Our total comprehensive income for the three and six months ended June 30, 2006, and 2005 was as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Net income	$460	$430	$926	$573
Unrealized (losses) gains on marketable securities	18	(42)	14	(32)
Reclassification adjustments for losses included in net income	3	(6)	6	(3)

Comprehensive income	$481	$382	$946	$538

9. STATEMENT OF CASH FLOWS—SUPPLEMENTAL INFORMATION

We made cash payments for interest and income taxes during the three and six months ended June 30, 2006, and 2005 as follows (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Interest	$410	$341	$910	$879
Income taxes	$395	$415	$411	$427

No significant noncash financing or investing activities occurred during the six months ended June 30, 2006. During the six months ended June 30, 2005, we had the following noncash investing and financing activities:

•	recorded $170 million of intangible assets in connection with the formation of a technology development venture with Motorola

•	recorded $40 million of investments in connection with our commitment to fund an equity method investment

•	settled an aggregate of $572 million face amount of our obligations relating to our Exchangeable Notes by delivering the underlying shares or ADRs to the counterparties upon maturity of the instruments, and the equity collar agreements related to the underlying securities were exercised

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

10. COMMITMENTS AND CONTINGENCIES

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between March 2007 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.161 billion as of June 30, 2006, at which time there were no quoted market prices for similar agreements.

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

The actions in San Mateo County, California (item (i) above), have been stayed by the United States Bankruptcy Court for the Northern District of California, the court in which At Home filed for bankruptcy, as violating the automatic bankruptcy stay. The decision to stay the actions was affirmed by the District Court and the Court of Appeals for the Ninth Circuit, and the actions were dismissed on April 6, 2006. In the Southern District of New York actions (item (ii) above), the court has dismissed the common law fraud claims against all defendants, leaving only the securities law claims. In a subsequent decision, the court limited the remaining claims against us and Mr. Roberts to disclosures that are alleged to have been made by At Home prior to August 28, 2000. In March 2005, the court certified a class of all purchasers of publicly traded At Home stock between March 28, 2000 and September 28, 2001. In a decision dated March 23, 2006, the court dismissed all remaining claims for failure to properly allege loss causation. Plaintiffs in the class action are appealing the decision. Defendants also moved to dismiss a complaint filed by an individual shareholder on the same grounds as the motions to dismiss the class action. The Delaware case (item (iii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims against us for failure to state a claim and the breach of fiduciary duty claim for lack of federal jurisdiction. The plaintiffs have appealed the decision dismissing the Section 16(b) claims and have recommenced the breach of fiduciary duty claim in Delaware Chancery Court. We have filed a motion to dismiss the Chancery Court claim. In June 2006, the court denied our motion to dismiss and later set a discovery schedule with a trial date in October 2007.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T relating to certain At Home litigation. For litigation in which we are contractually liable for 50% of any liabilities, AT&T will be liable for the other 50%. In addition to the actions against AT&T described in items (i), (ii) and (iii) above (in which we are also a defendant), such litigation matters included two additional actions brought by At Home’s bondholders’ liquidating trust against AT&T (and not naming us): (i) a lawsuit filed against AT&T and certain of its senior officers in Santa Clara, California state court alleging various breaches of fiduciary duties, misappropriation of trade secrets and other causes of action and (ii) an action filed against AT&T in the District Court for the Northern District of California alleging that AT&T infringes an At Home patent by using its broadband distribution and high-speed Internet backbone networks and equipment. In May 2005, At Home bondholders’ liquidating trust and AT&T agreed to settle these two actions. Pursuant to the settlement, AT&T agreed to pay $340 million to the bondholders’ liquidating trust. The settlement was approved by the Bankruptcy Court, and these two actions were dismissed. As a result of the settlement by AT&T, we recorded a $170 million charge to other income (expense), reflecting our portion of the settlement amount, in our first quarter 2005 financial results. In May 2005, we paid $170 million representing our share of the settlement amount, and we classified such payment as an operating activity in our 2005 statement of cash flows.

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

The first lawsuit, for which our portion of any loss is up to 15%, alleges that AT&T made material misstatements and omissions in the Registration Statement and Prospectus for the AT&T Wireless initial public offering (“Wireless Case”). In March 2004, the plaintiffs, and AT&T and the other defendants, moved for summary judgment in the Wireless Case. The New Jersey District Court denied the motions and the Judicial Panel on Multidistrict Litigation remanded the cases for trial to the United States District Court for the Southern District of New York, where they had originally been brought. A trial date was set for April 19, 2006. On April 5, 2006, the parties reached an agreement to settle the Wireless Case for $150 million, of which our portion is $22.5 million. This settlement agreement is pending before the Court for approval. The Court has scheduled a final hearing to address the settlement for October 19, 2006. The additional amount recorded related to the settlement did not have a material impact on our results of operations for the six months ended June 30, 2006.

The second lawsuit, for which our portion of any loss is 50%, alleges that AT&T knowingly provided false projections relating to AT&T common stock (“Common Stock Case”). In October 2004, the plaintiffs, and AT&T and the other defendants, agreed to settle the Common Stock Case for $100 million. Some class members have objected to the amount and apportionment of the fees of class counsel and have appealed to the Third Circuit Court of Appeals. In May 2005, we paid $50 million representing our share of the settlement amount. AT&T and its directors and officers insurers are in litigation as to whether the Common Stock Case claims and the settlement are covered by the D&O policies. Should AT&T recover all or some of the settlement from the insurers, we will be entitled to a return of all or some of our payment from AT&T.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

Antitrust Cases

We are defendants in two purported class actions pending in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania, respectively. The potential class in the Massachusetts case is our subscriber base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago clusters,” as those terms are defined in the complaints. In each case, plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful “horizontal market restraints” in those areas and seek damages pursuant to antitrust statutes, including treble damages.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

As a result of recent events in both cases relating to the procedural issue of whether plaintiffs’ claims could proceed in court or, alternatively, whether plaintiffs should be compelled to arbitrate their claims pursuant to arbitration clauses in their subscriber agreements, it has become more likely that these cases will proceed in court. We have moved to dismiss the Pennsylvania case and are negotiating a scheduling order in the Massachusetts case.

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

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

	Cable(a)	Content	Corporate and Other(b)(g)	Eliminations(c)	Total
Three Months Ended June 30, 2006
Revenues(d)	$5,931	$273	$60	$(36)	$6,228
Operating income (loss) before depreciation and amortization(e)	2,456	60	(83)	(1)	2,432
Depreciation and amortization	1,143	41	23	(4)	1,203
Operating income (loss)	1,313	19	(106)	3	1,229
Capital expenditures	962	5	9	—	976

Three Months Ended June 30, 2005
Revenues(d)	$5,330	$234	$58	$(24)	$5,598
Operating income (loss) before depreciation and amortization(e)(f)	2,152	93	(71)	35	2,209
Depreciation and amortization	1,121	29	16	(5)	1,161
Operating income (loss)(f)	1,031	64	(87)	40	1,048
Capital expenditures	936	3	11	—	950

Six Months Ended June 30, 2006
Revenues(d)	$11,519	$512	$176	$(78)	$12,129
Operating income (loss) before depreciation and amortization(e)	4,671	110	(145)	(3)	4,633
Depreciation and amortization	2,232	82	49	(9)	2,354
Operating income (loss)	2,439	28	(194)	6	2,279
Capital expenditures	1,826	13	15	—	1,854

Six Months Ended June 30, 2005
Revenues(d)	$10,436	$447	$141	$(63)	$10,961
Operating income (loss) before depreciation and amortization(e)(f)	4,122	169	(122)	70	4,239
Depreciation and amortization	2,225	74	36	(10)	2,325
Operating income (loss)(f)	1,897	95	(158)	80	1,914
Capital expenditures	1,819	7	16	—	1,842

As of June 30, 2006
Assets	$100,758	$2,378	$3,124	$(3,172)	$103,088

As of December 31, 2005
Assets	$100,770	$2,530	$2,760	$(2,914)	$103,146

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

(a)	For the three and six months ended June 30, 2006, and 2005 approximately 63% and 65%, respectively, of our Cable segment’s revenues were derived from our video services. For the three and six months ended June 30, 2006 and 2005 approximately 20% and 18%, respectively, of our Cable segment’s revenues were derived from our high-speed internet services. The remaining revenues were derived primarily from phone, advertising and other revenues. Our regional sports and news networks Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast and CN8-The Comcast Network are included in our Cable segment.

(b)	Corporate and other includes Comcast Spectacor, the portion of operating results of our less than wholly owned technology development ventures (see “(g)” below), corporate activities and all other businesses not presented in our Cable or Content segments. Assets included in this caption consist primarily of our investments (see Note 5).

(c)	Included in the Eliminations column are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Content segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount

•	our Cable segment receives incentives offered by our Content segment when negotiating programming contracts that are recorded as a reduction of programming costs

•	our Cable segment generates revenue by selling the use of satellite feeds to our Content segment

(d)	Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(e)	To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant component of our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

(f)	To be consistent with our management reporting presentation, the 2005 segment amounts have been adjusted as if stock options had been expensed as of January 1, 2005 (See Note 8). For the three months ended June 30 2005, the adjustments reducing operating income before depreciation and amortization by segment were $30 million for Cable, $1 million for Content and $8 million for Corporate and Other. For the six months ended June 30, 2005 the adjustments reducing operating income before depreciation and amortization by segment were $56 million for Cable, $2 million for Content and $20 million for Corporate and Other. For the three and six months ended June 30, 2005 the total adjustments of $39 million and $78 million, respectively, are reversed in the Eliminations column to reconcile to our consolidated 2005 amounts.

(g)	We consolidate our less than wholly owned technology development ventures which we control or we are deemed the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Gemstar. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other. Cost allocations are made to the Cable segment based on our percentage ownership in each entity. The remaining net costs related to the minority corporate partners are included in the Corporate and Other segment.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

12. CONDENSED CONSOLIDATING FINANCIAL INFORMATION

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

In September 2005, Comcast Corporation unconditionally guaranteed Comcast Holdings’ ZONES due October 2029 and its 10 5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings; accordingly we have added Comcast Holdings’ condensed consolidated information for all periods presented. Our condensed consolidating financial information is as follows :

Comcast Corporation

Condensed Consolidating Balance Sheet

June 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$7	$—	$—	$—	$—	$966	$—	$973
Investments	—	—	—	—	—	813	—	813
Accounts receivable, net	—	—	—	—	—	1,125	—	1,125
Other current assets	9	1	—	—	—	619	—	629

Total current assets	16	1	—	—	—	3,523	—	3,540

Investments	—	—	—	—	—	11,838	—	11,838
Investments in and amounts due from subsidiaries eliminated upon consolidation	55,251	30,213	36,657	40,072	24,117	851	(187,161)	—
Property and equipment, net	9	—	2	—	1	18,933	—	18,945
Franchise rights	—	—	—	—	—	51,366	—	51,366
Goodwill	—	—	—	—	—	13,794	—	13,794
Other intangible assets, net	—	—	—	—	—	3,090	—	3,090
Other noncurrent assets, net	101	18	22	—	32	342	—	515

Total assets	$55,377	$30,232	$36,681	$40,072	$24,150	$103,737	$(187,161)	$103,088

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$2,068	$—	$2,068
Accrued expenses and other current liabilities	495	222	97	112	81	1,696	—	2,703
Deferred income taxes	—	—	—	—	—	230	—	230
Current portion of long-term debt	—	600	—	40	—	123	—	763

Total current liabilities	495	822	97	152	81	4,117	—	5,764

Long-term debt, less current portion	10,505	4,371	3,498	3,263	960	763	—	23,360
Deferred income taxes	3,470	—	—	—	866	22,537	—	26,873
Other noncurrent liabilities	1,000	72	—	—	51	5,389	—	6,512
Minority interest	—	—	—	—	—	672	—	672
Stockholders’ Equity
Common stock	24	—	—	—	—	—	—	24
Other stockholders’ equity	39,883	24,967	33,086	36,657	22,192	70,259	(187,161)	39,883

Total stockholders’ equity	39,907	24,967	33,086	36,657	22,192	70,259	(187,161)	39,907

Total liabilities and stockholders’ equity	$55,377	$30,232	$36,681	$40,072	$24,150	$103,737	$(187,161)	$103,088

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2005

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS

Cash and cash equivalents	$—	$—	$—	$—	$—	$693	$—	$693
Investments	—	—	—	—	—	148	—	148
Accounts receivable, net	—	—	—	—	—	1,060	—	1,060
Other current assets	16	—	—	—	—	677	—	693

Total current assets	16	—	—	—	—	2,578	—	2,594

Investments	—	—	—	—	—	12,682	—	12,682
Investments in and amounts due from subsidiaries eliminated upon consolidation	53,103	29,562	36,042	40,482	22,742	955	(182,886)	—
Property and equipment, net	11	—	2	—	3	18,753	—	18,769
Franchise rights	—	—	—	—	—	51,090	—	51,090
Goodwill	—	—	—	—	—	14,218	—	14,218
Other intangible assets, net	—	—	—	—	4	3,156	—	3,160
Other noncurrent assets, net	122	21	23	—	43	424	—	633

Total assets	$53,252	$29,583	$36,067	$40,482	$22,792	$103,856	$(182,886)	$103,146

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$2,033	$—	$2,033
Accrued expenses and other current liabilities	447	224	113	127	89	1,545	—	2,545
Deferred income taxes	—	—	—	—	—	2	—	2
Current portion of long-term debt	—	620	—	995	—	74	—	1,689

Total current liabilities	447	844	113	1,122	89	3,654	—	6,269

Long term-debt, less current portion	8,243	4,988	3,498	3,318	981	654	—	21,682
Deferred income taxes	3,470	—	—	—	811	23,089	—	27,370
Other noncurrent liabilities	873	54	—	—	50	5,972	—	6,949
Minority interest	—	—	—	—	—	657	—	657
Stockholders’ Equity
Common stock	25	—	—	—	—	—	—	25
Other stockholders’ equity	40,194	23,697	32,456	36,042	20,861	69,830	(182,886)	40,194

Total stockholders’ equity	40,219	23,697	32,456	36,042	20,861	69,830	(182,886)	40,219

Total liabilities and stockholders’ equity	$53,252	$29,583	$36,067	$40,482	$22,792	$103,856	$(182,886)	$103,146

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$6,228	$—	$6,228
Management fee revenue	126	48	77	77	2	—	(330)	—

	126	48	77	77	2	6,228	(330)	6,228

Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,310	—	2,310
Selling, general and administrative	62	48	77	77	3	1,549	(330)	1,486
Depreciation	2	—	—	—	1	955	—	958
Amortization	—	—	—	—	1	244	—	245

	64	48	77	77	5	5,058	(330)	4,999

Operating income (loss)	62	—	—	—	(3)	1,170	—	1,229
Other Income (Expense)
Interest expense	(173)	(103)	(82)	(66)	(23)	(49)	—	(496)
Investment income (loss), net	—	—	—	—	55	(41)	—	14
Equity in net (losses) income of affiliates	532	602	580	623	482	39	(2,872)	(14)
Other income (expense)	—	—	—	—	—	85	—	85

	359	499	498	557	514	34	(2,872)	(411)

Income (loss) before income taxes and minority interest	421	499	498	557	511	1,204	(2,872)	818
Income tax (expense) benefit	39	36	28	23	(10)	(478)	—	(362)

Income (loss) before minority interest	460	535	526	580	501	726	(2,872)	456
Minority interest	—	—	—	—	—	4	—	4

Net income (loss)	$460	$535	$526	$580	$501	$730	$(2,872)	$460

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2005

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$5,598	$—	$5,598
Management fee revenue	113	44	69	69	2	—	(297)	—

	113	44	69	69	2	5,598	(297)	5,598

Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	1,944	—	1,944
Selling, general and administrative	49	44	69	69	3	1,508	(297)	1,445
Depreciation	—	—	—	—	1	890	—	891
Amortization	—	—	—	—	2	268	—	270

	49	44	69	69	6	4,610	(297)	4,550

Operating income (loss)	64	—	—	—	(4)	988	—	1,048
Other Income (Expense)
Interest expense	(80)	(120)	(82)	(98)	(27)	(60)	—	(467)
Investment income (loss), net	—	—	—	—	(2)	178	—	176
Equity in net income (losses) of affiliates	440	364	96	160	353	(83)	(1,346)	(16)
Other income (expense)	—	—	—	—	—	30	—	30

	360	244	14	62	324	65	(1,346)	(277)

Income (loss) before income taxes and minority interest	424	244	14	62	320	1,053	(1,346)	771
Income tax (expense) benefit	6	42	28	34	12	(453)	—	(331)

Income (loss) before minority interest	430	286	42	96	332	600	(1,346)	440
Minority interest	—	—	—	—	—	(10)	—	(10)

Net income (loss)	$430	$286	$42	$96	$332	$590	$(1,346)	$430

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$12,129	$—	$12,129
Management fee revenue	246	93	150	150	4	—	(643)	—

	246	93	150	150	4	12,129	(643)	12,129

Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	4,506	—	4,506
Selling, general and administrative	125	93	150	150	7	3,108	(643)	2,990
Depreciation	5	—	—	—	2	1,883	—	1,890
Amortization	—	—	—	—	4	460	—	464

	130	93	150	150	13	9,957	(643)	9,850

Operating income (loss)	116	—	—	—	(9)	2,172	—	2,279
Other Income (Expense)
Interest expense	(322)	(207)	(164)	(136)	(46)	(97)	—	(972)
Investment income (loss), net	—	—	—	—	25	53	—	78
Equity in net (losses) income of affiliates	1,060	783	734	822	630	(6)	(4,047)	(24)
Other income (expense)	—	—	—	—	—	97	—	97

	738	576	570	686	609	47	(4,047)	(821)

Income (loss) before income taxes and minority interest	854	576	570	686	600	2,219	(4,047)	1,458
Income tax (expense) benefit	72	72	57	48	11	(786)	—	(526)

Income (loss) before minority interest	926	648	627	734	611	1,433	(4,047)	932
Minority interest	—	—	—	—	—	(6)	—	(6)

Net income (loss)	$926	$648	$627	$734	$611	$1,427	$(4,047)	$926

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2005

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$10,961	$—	$10,961
Management fee revenue	224	86	136	136	4	—	(586)	—

	224	86	136	136	4	10,961	(586)	10,961

Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	3,901	—	3,901
Selling, general and administrative	91	86	136	136	6	2,952	(586)	2,821
Depreciation	1	—	—	—	2	1,762	—	1,765
Amortization	—	—	—	—	5	555	—	560

	92	86	136	136	13	9,170	(586)	9,047

Operating income (loss)	132	—	—	—	(9)	1,791	—	1,914
Other Income (Expense)
Interest expense	(151)	(240)	(165)	(195)	(53)	(107)	—	(911)
Investment income (loss), net	—	—	—	—	51	89	—	140
Equity in net income (losses) of affiliates	585	681	279	406	543	(22)	(2,476)	(4)
Other income (expense)	—	—	—	—	—	(78)	—	(78)

	434	441	114	211	541	(118)	(2,476)	(853)

Income (loss) before income taxes and minority interest	566	441	114	211	532	1,673	(2,476)	1,061
Income tax (expense) benefit	7	84	58	68	4	(692)	—	(471)

Income (loss) before minority interest	573	525	172	279	536	981	(2,476)	590
Minority interest	—	—	—	—	—	(17)	—	(17)

Net income (loss)	$573	$525	$172	$279	$536	$964	$(2,476)	$573

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$102	$(114)	$(117)	$(125)	$6	$3,491	$—	$3,243

Financing Activities
Proceeds from borrowings	2,587	—	—	—	—	—	—	2,587
Retirements and repayments of debt	(260)	(619)	—	(988)	(9)	(29)	—	(1,905)
Repurchases of common stock	(1,388)	—	—	—	—	—	—	(1,388)
Issuances of common stock	60	—	—	—	—	—	—	60
Other	4	—	—	—	—	(2)	—	2

Net cash provided by (used in) financing activities	1,003	(619)	—	(988)	(9)	(31)	—	(644)

Investing Activities
Net transactions with affiliates	(1,142)	733	117	1,113	(7)	(814)	—	—
Capital expenditures	(3)	—	—	—	—	(1,851)	—	(1,854)
Cash paid for intangible assets	—	—	—	—	—	(141)	—	(141)
Acquisitions, net of cash acquired	—	—	—	—	—	(550)	—	(550)
Proceeds from sales and restructuring of investments	47	—	—	—	10	246	—	303
Purchases of investments	—	—	—	—	—	(70)	—	(70)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	(4)	—	(4)
Other	—	—	—	—	—	(3)	—	(3)

Net cash provided by (used in) investing activities	(1,098)	733	117	1,113	3	(3,187)	—	(2,319)

Increase in cash and cash equivalents	7	—	—	—	—	273	—	280
Cash and cash equivalents, beginning of period	—	—	—	—	—	693	—	693

Cash and cash equivalents, end of period	$7	$—	$—	$—	$—	$966	$—	$973

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2005

	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$372	$(131)	$(107)	$(182)	$(99)	$2,664	$—	$2,517

Financing Activities
Proceeds from borrowings	1,494	—	—	—	—	1	—	1,495
Retirements and repayments of debt	(131)	—	—	(115)	(7)	(26)	—	(279)
Repurchases of common stock	(660)	—	—	—	—	—	—	(660)
Issuances of common stock	59	—	—	—	—	—	—	59
Other	—	—	—	—	—	83	—	83

Net cash provided by (used in) financing activities	762	—	—	(115)	(7)	58	—	698

Investing activities
Net transactions with affiliates	(1,131)	131	107	297	106	490	—	—
Capital expenditures	—	—	—	—	—	(1,842)	—	(1,842)
Cash paid for intangible assets	—	—	—	—	—	(192)	—	(192)
Acquisitions, net of cash acquired	—	—	—	—	—	(134)	—	(134)
Proceeds from sales and restructuring of investments	—	—	—	—	—	317	—	317
Purchases of investments	—	—	—	—	—	(305)	—	(305)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	(63)	—	(63)
Other	—	—	—	—	—	(113)	—	(113)

Net cash provided by (used in) investing activities	(1,131)	131	107	297	106	(1,842)	—	(2,332)

Increase in cash and cash equivalents	3	—	—	—	—	880	—	883
Cash and cash equivalents, beginning of period	—	—	—	—	—	452	—	452

Cash and cash equivalents, end of period	$3	$—	$—	$—	$—	$1,332	$—	$1,335

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the nation’s largest broadband cable provider and offer a wide variety of consumer entertainment and communication products and services, serving approximately 21.7 million video subscribers, 9.3 million high-speed Internet subscribers and 1.7 million phone subscribers as of June 30, 2006. We also have a controlling interest in six national cable networks (E! Entertainment Television; Style Network; The Golf Channel; OLN; G4; and AZN Television) and other entertainment-related businesses. We classify our operations in two reportable segments: Cable and Content. Our Cable segment develops, manages and operates our broadband cable systems, including video, high-speed Internet and phone services. The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising sales and the operation of our regional sports and news networks. The Cable segment generates approximately 95% of our consolidated revenues. Revenue from our Content segment is earned primarily from advertising sales and from monthly per subscriber license fees paid by cable system operators and satellite television companies.

Highlights for the six months ended June 30, 2006, include the following:

•	revenue growth of 10.4% and operating income before depreciation and amortization growth of 13.3% in our Cable segment compared to the same period in 2005, driven by continued growth in the cable system assets of our digital cable and high-speed Internet services, rate increases in our video services

•	subscriber growth for digital (approximately 693,000), high-speed Internet (approximately 747,000) and Comcast Digital Voice (approximately 517,000) services since December 31, 2005

•	acquired the cable systems of Susquehanna Communications and added approximately 230,000 video subscribers and 86,000 high-speed Internet subscribers primarily in Pennsylvania, New York, Maine, and Mississippi

•	repurchased approximately 49 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program for approximately $1.4 billion

Adelphia and Time Warner Proposed Transactions

As disclosed in Note 4 to our consolidated financial statements, in April 2005, we entered into agreements with Time Warner to: (i) jointly acquire substantially all the assets of Adelphia Communications Corporation; (ii) redeem our interest in Time Warner Cable and its subsidiary, Time Warner Entertainment; and (iii) exchange certain cable systems with Time Warner Cable (“proposed transactions”). These proposed transactions have been subject to customary regulatory review and approvals, including court approval in the Adelphia Chapter 11 bankruptcy case, which has now been obtained. In July, 2006, the Federal Communications Commission “FCC” approved the proposed transactions which represented the last federal approval needed in order to close the transactions. The proposed transactions are expected to close on July 31, 2006.

In July 2006, we initiated the dissolution of a cable system partnership we have with Time Warner. The partnership holds cable systems which will be distributed to the partners upon dissolution. We account for this partnership using the equity method of accounting. The specific cable systems to be received by us in the dissolution are expected to be known by August 2006. We expect this transaction to close in late 2006 or early 2007.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

The following provides the details of these highlights and insights into our consolidated financial statements, including discussion of our results of operations and our liquidity and capital resources (dollars in millions).

Consolidated Operating Results

	Three Months Ended June 30,		Increase /(Decrease)	Six Months Ended June 30,		Increase /(Decrease)
(Dollars in millions)	2006	2005	2005 to 2006	2006	2005	2005 to 2006
Revenues	$6,228	$5,598	11.3%	$12,129	$10,961	10.7%
Costs and expenses
Operating, selling, general and administrative (excluding depreciation)	3,796	3,389	12.0	7,496	6,722	11.5
Depreciation	958	891	7.5	1,890	1,765	7.1
Amortization	245	270	(9.3)	464	560	(17.1)

Operating income	1,229	1,048	17.3	2,279	1,914	19.1
Other income (expense) items, net	(411)	(277)	48.4	(821)	(853)	(3.8)

Income before income taxes and minority interest	818	771	6.1	1,458	1,061	37.4
Income tax expense	(362)	(331)	9.4	(526)	(471)	(11.7)

Income before minority interest	456	440	3.6	932	590	58.0
Minority interest	4	(10)	n/m	(6)	(17)	n/m

Net income	$460	$430	7.0%	$926	$573	61.6%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenues

Our Cable segment and Content segment accounted for substantially all of the increases in consolidated revenues for the three and six months ended June 30, 2006, compared to the same periods in 2005. Cable segment and Content segment revenues are discussed separately below in Segment Operating Results. The remaining changes relate to our other business activities revenues, primarily Comcast Spectacor, whose revenues increased reflecting the return of National Hockey League games for the 2005/2006 season.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable segment and Content segment accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and six months ended June 30, 2006, compared to the same periods in 2005. Cable segment and Content segment operating, selling, general and administrative expenses are discussed separately below in Segment Operating Results. The remaining changes relate to our other business activities, primarily Comcast Spectacor and the impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”).

Adoption of SFAS No. 123R

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

The estimated annual increase in share-based compensation expense relating to the adoption of SFAS No. 123R, including the estimated impact of 2006 share-based awards, is expected to be approximately $135 million in 2006. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and six months ended June 30, 2006, was $33 million and $67 million respectively. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $50 million and $96 million, respectively, for the three and six months ended June 30, 2006. Share-based compensation expense is reflected in the operating results of each segment (see Note 8 and Note 11 to our consolidated financial statements for further detail).

Consolidated Depreciation and Amortization

The increases in depreciation expense for the three and six months ended June 30, 2006, compared to the same periods in 2005 are primarily due to the effects of capital expenditures in our Cable segment.

The decreases in amortization expense for the three and six months ended June 30, 2006, compared to the same periods in 2005 are primarily due to the decrease in the amortization of our franchise-related customer relationship intangible assets in our Cable segment, partially offset by increased amortization expense related to software-related intangibles acquired in various transactions in 2005.

Segment Operating Results

Certain adjustments have been made to the 2005 segment presentation to conform to our 2006 management reporting presentation. These adjustments primarily relate to the adoption of SFAS No. 123R and are further discussed in Note 11 to our consolidated financial statements included in Item 1.

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant component of our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with Generally Accepted Accounting Principles (“GAAP”) in the business segment footnote to our consolidated financial statements. You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Cable Segment Operating Results

The following table presents our Cable segment operating results (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
Video	$3,731	$3,441	$290	8.4%
High-speed Internet	1,204	982	222	22.6
Phone	213	174	39	22.4
Advertising sales	393	362	31	8.6
Other	207	201	6	3.0
Franchise fees	183	170	13	7.7

Revenues	5,931	5,330	601	11.3
Operating expenses	2,109	1,839	270	14.7
Selling, general and administrative expenses	1,366	1,339	27	2.0

Operating income before depreciation and amortization	$2,456	$2,152	$304	14.1%

	Six Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
Video	$7,307	$6,803	$504	7.4%
High-speed Internet	2,335	1,907	428	22.4
Phone	404	349	55	15.8
Advertising sales	702	658	44	6.7
Other	413	382	31	8.1
Franchise fees	358	337	21	6.2

Revenues	11,519	10,436	1,083	10.4
Operating expenses	4,157	3,703	454	12.3
Selling, general and administrative expenses	2,691	2,611	80	3.1

Operating income before depreciation and amortization	$4,671	$4,122	$549	13.3%

The following table presents our subscriber and monthly average revenue statistics on a pro forma basis. The pro forma adjustments reflect the addition of approximately 230,000 video subscribers and approximately 86,000 high-speed Internet subscribers acquired in the Susquehanna acquisition and from various other small acquisitions. The impact of these acquisitions on our segment operating results was not material (subscribers in thousands).

	June 30,		Increase/(Decrease)
	2006	2005	#	%
Video subscribers	21,657	21,680	(23)	(0.1)%
High-speed Internet subscribers	9,344	7,774	1,570	20.2
Phone subscribers:
Comcast Digital Voice	721	24	697	n/m
Circuit-switched	978	1,215	(237)	(19.5)

Total phone subscribers	1,699	1,239	460	37.1%

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

	Three Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
Monthly average video revenue per video subscriber	$57.49	$53.33	$4.16	7.8%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$43.78	$43.35	$0.43	1.0%
Monthly average phone revenue per phone subscriber	$44.83	$46.63	$(1.80)	(3.9)%

	Six Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
Monthly average video revenue per video subscriber	$56.55	$52.68	$3.87	7.3%
Monthly average high-speed Internet revenue per high-speed Internet subscriber	$43.64	$43.26	$0.38	0.9%
Monthly average phone revenue per phone subscriber	$44.63	$47.20	$(2.57)	(5.4)%

Cable Segment Revenues

Video

Our video revenues continue to grow from rate increases and growth in our digital cable services, including the demand for advanced services such as DVR, which allows subscribers to record programs digitally, and to pause and rewind live television, and HDTV, which provides multiple channels in high definition. From June 30, 2005 to June 30, 2006, we added approximately 1.3 million digital subscribers, or a 14.7% increase. As of June 30, 2006, approximately 49%, or 10.5 million subscribers, of our 21.7 million video subscribers subscribed to at least one of our digital services, compared to approximately 42.4% as of June 30, 2005. As a result of these factors, our average monthly video revenue per video subscriber increased, while our video subscriber base has been stable. The acquisition of Susquehanna also contributed $23 million in revenue during the three and six months ended June 30, 2006.

High-speed Internet

The increases in high-speed Internet revenue for the three and six months ended June 30, 2006, compared to the same periods in 2005 are primarily due to the addition of approximately 1.6 million high-speed Internet subscribers since June 30, 2005, or a 20.2% increase, with stable average monthly revenue per subscriber. The acquisition of Susquehanna also contributed $7 million in revenue during the three and six months ended June 30, 2006. We expect that the rate of subscriber and revenue growth will slow as the market matures and competition increases.

Phone

We offer two phone services, Comcast Digital Voice, our IP-enabled phone service, and our circuit-switched local phone service. The increases in phone revenue for the three and six months ended June 30, 2006, compared to the same periods in 2005 are primarily due to the addition of approximately 460,000 phone subscribers since June 30, 2005, as a result of the increase of approximately 697,000 Comcast Digital Voice subscribers, partially offset by the decrease of approximately 237,000 circuit-switched subscribers. We expect the number of phone subscribers will grow as we continue to expand Comcast Digital Voice to new markets in 2006.

Advertising Sales

The increases in advertising sales revenue for the three and six months ended June 30, 2006, compared to the same periods in 2005 are reflective of strong growth in political advertising due to several primary races in our markets. We expect continued growth in our advertising sales revenue.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Other

We also generate revenues from our sports and news networks, video installation services, commissions from third-party electronic retailing, and fees for other services, such as providing businesses with Internet connectivity and networked business applications. The increase in other revenue for the six months ended June 30, 2006, compared to the same period in 2005 is primarily due to our regional sports networks.

Franchise Fees

The increase in franchise fees collected from our cable subscribers for the three and six months ended June 30, 2006, compared to the same periods in 2005 are primarily due to the increase in our revenues upon which the fees apply.

Cable Segment Operating Expenses

Operating expenses increased 14.7% and 12.3%, respectively, for the three and six months ended June 30, 2006, compared to the same periods in 2005 primarily due to growth in our high-speed Internet, digital cable and Comcast Digital Voice services.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.0% and 3.1%, respectively, for the three and six months ended June 30, 2006, compared to the same periods in 2005 primarily due to growth in our high-speed Internet, digital cable and Comcast Digital Voice services.

Content Segment Operating Results

The following table presents our Content segment operating results (dollars in millions):

	Three Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
Revenues	$273	$234	$39	16.7%
Operating, selling, general and administrative expenses	213	141	72	51.1

Operating income before depreciation and amortization	$60	$93	$(33)	(35.5)%

	Six Months Ended June 30,		Increase/(Decrease)
	2006	2005	$	%
Revenues	$512	$447	$65	14.5%
Operating, selling, general and administrative expenses	402	278	124	44.6

Operating income before depreciation and amortization	$110	$169	$(59)	(34.9)%

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Content Segment Revenues

Content revenues for the three and six months ended June 30, 2006, increased 16.7% and 14.5% compared to the same periods in 2005, primarily due to increases in advertising revenue and license fee revenue. For the three and six months ended June 30, 2006, approximately 10% and 11% of our Content segment revenues were generated from our Cable segment. For the three and six months ended June 30, 2005, approximately 11% of our Content segment revenues were generated from our Cable segment. These amounts are eliminated in our consolidated financial statements, but are included in the amounts presented above.

Content Segment Operating, Selling, General and Administrative Expenses

Content operating, selling, general and administrative expenses for the three and six months ended June 30, 2006, increased compared to the same periods in 2005, primarily due to an increase in the production of and programming rights costs for new and live event programming for our cable networks, including the NHL on OLN, and a corresponding increase in marketing expenses for this programming. We have and expect to continue to invest in new and live event programming, such as our rights agreement with the NHL, which will cause our Content segment expenses to increase in the future.

Consolidated Other Income (Expense) Items

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(Dollars in millions)
Interest expense	$(496)	$(467)	$(972)	$(911)
Investment income (loss), net	14	176	78	140
Equity in net (losses) income of affiliates	(14)	(16)	(24)	(4)
Other income (expense)	85	30	97	(78)

	$(411)	$(277)	$(821)	$(853)

Interest Expense

The increases in interest expense for the three and six months ended June 30, 2006, compared to the same periods in 2005 are primarily due to the effects of higher interest rates on our variable rate debt and to an increase in our average debt outstanding, as well as to the effects of the gain on the early extinguishment of certain interest rate swaps during the six months ended June 30, 2005.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2006, and 2005 are presented in a table in Note 5 to our consolidated financial statements.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of all of our investments accounted for as trading securities (as of December 31, 2005). The differences between the unrealized gains (losses) on trading securities and the mark-to-market adjustments on derivatives related to trading securities, as presented in the table in Note 5 to our consolidated financial statements, result from one or more of the following:

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

Other Income (Expense)

Other income for the three and six months ended June 30, 2006, consists principally of $54 million of gains on the sales of investment assets, a $35 million gain on the sale of one of our equity method investments, and lease rental income. Other income for the three months ended June 30, 2005 consists principally of a $32 million gain on the sale of investment assets. Other expense for the six months ended June 30, 2005 consists principally of a $170 million charge representing our share of the settlement amount related to certain of AT&T’s litigation with At Home Corporation, partially offset by $55 million of gains on the sales of investment assets, a $24 million gain on the exchange of one of our equity method investments and lease rental income.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2006, reflects an income tax rate higher than the federal statutory rate primarily due to state income taxes, adjustments to prior year accruals, including related interest, offset by a favorable resolution of certain tax matters and change in tax law in the state of Texas. We expect our 2006 annual effective tax rate to be in the range of 40% to 45%. Income tax expense for the three and six months ended June 30, 2005 reflects an income tax rate higher than the federal statutory rate primarily due to state income taxes and adjustments to prior year accruals and related interest.

Liquidity and Capital Resources

As we describe further below, our businesses generate significant cash flow from operating activities. The proceeds from monetizing our nonstrategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

future external financing. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, repurchase our stock and to invest in business opportunities.

Operating Activities

Net cash provided by operating activities amounted to $3.243 billion for the six months ended June 30, 2006, due principally to our operating income before depreciation and amortization, the effects of the timing of interest and income tax payments, and changes in other operating assets and liabilities.

During the six months ended June 30, 2006, the net change in our operating assets and liabilities was $88 million, primarily due to an increase in our accounts receivable of $61 million, offset by an increase in other operating assets and liabilities of $115 million, and an increase in our accounts payable and accrued expenses related to trade creditors of $34 million.

Financing Activities

Net cash used in financing activities was $644 million for the six months ended June 30, 2006, and consisted principally of our proceeds from borrowings of $2.587 billion, offset by our debt repayments of $1.905 billion, and repurchases of approximately 49 million shares of our Class A Special common stock for $1.388 billion (recognized on a settlement date or cash basis).

We have made, and may, from time to time in the future, make optional repayments on our debt obligations, which may include open market repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of June 30, 2006, amounts available under these facilities totaled $4.365 billion.

Share Repurchase Program

As of June 30, 2006, the maximum dollar value of shares that may be repurchased under our Board-authorized share repurchase program is approximately $3.9 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

See Note 7 to our consolidated financial statements included in Item 1 for further discussion of our financing activities.

Investing Activities

Net cash used in investing activities was $2.319 billion for the six months ended June 30, 2006, and consisted primarily of capital expenditures of $1.854 billion, cash paid for acquisitions of $550 million and cash paid for intangible assets of $141 million. These cash outflows were partially offset by proceeds from sales and restructuring of investments of $303 million.

Our most significant recurring investing activity has been for capital expenditures and we expect that this will continue in the future.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

Critical Accounting Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a discussion of the critical accounting judgments and estimates we identified that we believe require significant judgment in the preparation of our consolidated financial statements, please refer to our 2005 Form 10-K.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

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

PART II. OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

Refer to Note 10 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A.    RISK FACTORS

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the three months ended June 30, 2006, under our Board-authorized repurchase program, on a trade-date basis, is as follows:

PURCHASES OF EQUITY SECURITIES

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
April 1-30, 2006	809,335	$26.45	800,000	$21,136,000	$4,611,966,630
May 1-31, 2006	11,296,035	$29.45	11,271,432	331,952,490	4,280,014,140
June 1-30, 2006	10,405,555	$31.91	10,397,337	331,793,312	3,948,220,828

Total	22,510,925	$30.48	22,468,769	$684,881,802	$3,948,220,828

The total number of shares purchased includes 42,156 shares received in the administration of employee equity compensation plans. In January 2006, our Board of Directors authorized a $5 billion increase to our share repurchase program.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on May 18, 2006, the shareholders approved, or did not approve, the following proposals, in each case consistent with the unanimous recommendations of our Board of Directors (numbers represent the aggregate votes cast, with holders of our Class A Common Stock entitled to 0.2077 votes per share and holders of our Class B Common Stock entitled to 15 votes per share):

To elect the following nominees to serve as our directors for one-year terms.

Director	For	Withheld
S. Decker Anstrom	367,684,507	15,950,939
Kenneth J. Bacon	373,312,914	10,322,533
Sheldon M. Bonovitz	362,094,078	21,541,369
Edward D. Breen	370,306,620	13,328,826
Julian A. Brodsky	371,463,564	12,171,883
Joseph J. Collins	359,605,457	24,029,989
J. Michael Cook	373,161,994	10,473,453
Jeffrey A. Honickman	372,742,204	10,893,242
Brian L. Roberts	372,114,184	11,521,263
Ralph J. Roberts	372,413,278	11,222,168
Dr. Judith Rodin	363,196,644	20,438,802
Michael I. Sovern	367,823,883	15,811,564

To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2006 fiscal year.

For	Against	Abstain
378,549,133	2,621,102	2,465,211

To approve our 2002 Employee Stock Purchase Plan, as amended and restated.

For	Against	Abstain
335,570,560	5,064,390	2,686,068

To approve our 2002 Restricted Stock Plan, as amended and restated.

For	Against	Abstain
323,527,137	16,874,958	2,918,923

To approve our 2006 Cash Bonus Plan.

For	Against	Abstain
319,895,277	20,464,417	2,961,324

To prevent the issuance of new stock options.

For	Against	Abstain
26,433,196	313,796,150	3,091,672

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

To require that the Chairman of the Board not be an employee.

For	Against	Abstain
72,272,443	267,955,075	3,093,499

To adopt a recapitalization plan.

For	Against	Abstain
96,561,246	243,279,121	3,480,650

To establish a majority vote shareholder committee.

For	Against	Abstain
53,819,996	286,285,303	3,215,782

ITEM 6.    EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

2.1		Amendment No. 2 to the Asset Purchase Agreement between Adelphia Communications Corporation and Comcast Corporation, dated June 21, 2006 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 27, 2006).

2.2		Letter Agreement by and among TWE Holdings II Trust, Comcast Corporation, Adelphia Communications Corporation and Time Warner Cable Inc., dated June 21, 2006 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on June 27, 2006).

10.1	*	Amendment to Term Life Insurance Premium and Tax Bonus Agreement.

10.2	*	Life Insurance Premium and Tax Bonus Agreement.

31		Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

COMCAST CORPORATION AND SUBSIDIARIES

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: July 28, 2006