Form 10-Q
period 2006-09-30
COMCAST CORP
filed 2006-10-31
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Quarterly Period Ended:

SEPTEMBER 30, 2006

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

Yes ☐ No ☒

As of September 30, 2006, there were 1,368,277,082 shares of our Class A Common Stock, 703,425,138 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2006. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our”; and Comcast Holdings Corporation as “Comcast Holdings.”

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

Our businesses may be affected by, among other things, the following:

•	all of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations

•	programming costs are increasing, which could adversely affect our future results of operations

•	we are subject to regulation by federal, state and local governments, which may impose costs and restrictions

•	we may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations

•	we face risks arising from the outcome of various litigation matters

•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•	our Chairman and CEO has considerable influence over our operations

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(Dollars in millions, except share data)	September 30, 2006	December 31, 2005
ASSETS
Current Assets
Cash and cash equivalents	$2,774	$693
Investments	656	148
Accounts receivable, less allowance for doubtful accounts of $150 and $132	1,228	1,008
Other current assets	823	685
Current assets of discontinued operations	—	60
Total current assets	5,481	2,594
Investments	7,245	12,675
Property and equipment, net of accumulated depreciation of $14,579 and $12,079	20,671	17,704
Franchise rights	56,072	48,804
Goodwill	13,515	13,498
Other intangible assets, net of accumulated amortization of $5,458 and $4,635	4,457	3,118
Other noncurrent assets, net	531	635
Noncurrent assets of discontinued operations, net	—	4,118
	$107,972	$103,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses related to trade creditors	$2,351	$1,985
Accrued expenses and other current liabilities	2,867	2,481
Deferred income taxes	185	2
Current portion of long-term debt	773	1,689
Current liabilities of discontinued operations	—	112
Total current liabilities	6,176	6,269
Long-term debt, less current portion	26,446	21,682
Deferred income taxes	27,499	27,370
Other noncurrent liabilities	6,453	6,921
Noncurrent liabilities of discontinued operations	—	28
Minority interest	676	657
Commitments and Contingencies (Note 10)
Stockholders’ Equity
Preferred stock—authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,611,917,582 and 1,607,007,818; outstanding, 1,368,277,082 and 1,363,367,318	16	16
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 750,714,981 and 813,097,757; outstanding, 703,425,138 and 765,807,914	8	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	42,221	43,000
Retained earnings	6,088	4,825
Treasury stock, 243,640,500 Class A common shares and 47,289,843 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive loss	(94)	(114)
Total stockholders’ equity	40,722	40,219
	$107,972	$103,146

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions, except per share data)	2006	2005	2006	2005
Revenues	$6,432	$5,284	$17,935	$15,659
Costs and Expenses
Operating (excluding depreciation)	2,300	1,894	6,559	5,570
Selling, general and administrative	1,695	1,394	4,528	4,057
Depreciation	963	863	2,748	2,525
Amortization	250	292	699	835
	5,208	4,443	14,534	12,987
Operating income	1,224	841	3,401	2,672

Other Income (Expense)
Interest expense	(530)	(422)	(1,502)	(1,333)
Investment income (loss), net	857	(104)	935	36
Equity in net (losses) income of affiliates	(65)	(18)	(86)	(19)
Other income (expense)	96	19	194	(58)
	358	(525)	(459)	(1,374)
Income from continuing operations before income taxes and minority interest	1,582	316	2,942	1,298
Income tax expense	(610)	(129)	(1,126)	(570)
Income from continuing operations before minority interest	972	187	1,816	728
Minority interest	(3)	11	(10)	(7)
Net income from continuing operations	969	198	1,806	721
Income from discontinued operations, net of tax	14	24	103	74
Gain on discontinued operations, net of tax	234	—	234	—
Net Income	$1,217	$222	$2,143	$795

Basic earnings for common stockholders per common share
Income from continuing operations	$0.46	$0.09	$0.85	$0.33
Income from discontinued operations	0.01	0.01	0.05	0.03
Gain on discontinued operations	0.11	—	0.11	—
Net income	$0.58	$0.10	$1.01	$0.36

Diluted earnings for common stockholders per common share
Income from continuing operations	$0.46	$0.09	$0.85	$0.33
Income from discontinued operations	0.01	0.01	0.05	0.03
Gain on discontinued operations	0.11	—	0.11	—
Net income	$0.58	$0.10	$1.01	$0.36

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(Dollars in millions)	2006	2005
OPERATING ACTIVITIES
Net income	$2,143	$795
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,748	2,525
Amortization	699	835
Share-based compensation expense	145	40
Noncash interest expense (income), net	69	(8)
Equity in net losses (income) of affiliates	86	19
(Gains) losses on investments and noncash other (income) expense, net	(959)	(35)
Gain on discontinued operations	(797)	—
Depreciation and amortization on discontinued operations	139	181
Noncash contribution expense	10	8
Minority interest	10	7
Deferred income taxes	911	(61)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(136)	(27)
Change in accounts payable and accrued expenses related to trade creditors	302	(61)
Change in other operating assets and liabilities	(238)	(278)
Net cash provided by (used in) operating activities	5,132	3,940
FINANCING ACTIVITIES
Proceeds from borrowings	5,970	2,333
Retirements and repayments of debt	(2,222)	(1,942)
Repurchases of common stock	(1,882)	(1,291)
Issuances of common stock	133	76
Other	7	27
Net cash provided by (used in) financing activities	2,006	(797)
INVESTING ACTIVITIES
Capital expenditures	(3,051)	(2,753)
Cash paid for intangible assets	(227)	(204)
Acquisitions, net of cash acquired	(3,839)	(196)
Proceeds from sales and restructuring of investments	2,519	626
Purchases of investments	(471)	(310)
Proceeds from sales (purchases) of short-term investments	15	(66)
Other	(3)	(113)
Net cash (used in) provided by investing activities	(5,057)	(3,016)
Increase in cash and cash equivalents	2,081	127
Cash and cash equivalents, beginning of period	693	452
Cash and cash equivalents, end of period	$2,774	$579

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

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

Reclassifications

Certain reclassifications have been made in our segment presentation to be consistent with our management reporting presentation (see Note 11).

Note 2: Recent Accounting Pronouncements

SFAS No. 123R

Effective January 1, 2006, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) using the Modified Prospective Approach. See Note 8 for further detail regarding the adoption of this standard.

SFAS No. 155

In February 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments—an Amendment of FASB Statements No. 133 and 140” (“SFAS No. 155”). SFAS No. 155 allows financial instruments that contain an embedded derivative and that otherwise would require bifurcation to be accounted for as a whole on a fair value basis, at the holders’ election. SFAS No. 155 also clarifies and amends certain other provisions of SFAS No. 133 and SFAS No. 140. This statement is effective for all financial instruments acquired or issued in fiscal years beginning after September 15, 2006. We do not expect that the adoption of SFAS No. 155 will have a material impact on our consolidated financial statements.

EITF Issue No. 06-3

In June 2006, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement (That Is, Gross versus Net Presentation)” (“EITF 06-3”). EITF 06-3 provides that the presentation of taxes assessed by a governmental authority that is directly imposed on a revenue-producing transaction between a seller and a customer on either a gross basis (included in revenues and costs) or on a net basis (excluded from revenues) is an accounting policy decision that should be disclosed. The provisions of EITF 06-3 will be effective for us as of January 1, 2007. We are currently evaluating the requirements of EITF 06-3 and the impact it may have on our consolidated financial statements.

FASB Interpretation No. 48

In July 2006, the FASB issued FIN 48, “Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

taken on a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. We are currently evaluating the requirements of FIN 48 and the impact it may have on our consolidated financial statements.

SAB No. 108

In September 2006, the SEC Staff issued Staff Accounting Bulletin No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in the Current Year Financial Statements” (“SAB No. 108”). SAB No. 108 requires the use of two alternative approaches in quantitatively evaluating materiality of misstatements. If the misstatement as quantified under either approach is material to the current year financial statements, the misstatement must be corrected. If the effect of correcting the prior year misstatements, if any, in the current year income statement is material, the prior year financial statements should be corrected. In the year of adoption (fiscal years ending after November 15, 2006 or calendar year 2006 for us), the misstatements may be corrected as an accounting change by adjusting opening retained earnings rather than being included in the current year income statement. We are currently evaluating the requirements of SAB No. 108 and the impact it may have on our consolidated financial statements.

SFAS No. 158

In September 2006, the FASB issued SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” (“SFAS No. 158”). SFAS No. 158 requires companies to recognize in their statement of financial position an asset for a plan’s overfunded status or a liability for a plan’s underfunded status and to measure a plan’s assets and its obligations that determine its funded status as of the end of the company’s fiscal year. Additionally, SFAS No. 158 requires companies to recognize changes in the funded status of a defined benefit postretirement plan in the year that the changes occur and those changes will be reported in comprehensive income. The provision of SFAS No. 158 that will require us to recognize the funded status of our postretirement plans, and the disclosure requirements, will be effective for us as of December 31, 2006. We do not expect that the adoption of SFAS No. 158 will have a material impact on our consolidated financial statements.

Note 3: Earnings Per Share

Basic earnings for common stockholders per common share (“Basic EPS”) is computed by dividing net income for common stockholders by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and restricted share units. Diluted earnings for common stockholders per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

Diluted EPS for the three and nine months ended September 30, 2006, excludes approximately 82 million and 94 million potential common shares, respectively, and Diluted EPS for the three and nine months ended September 30, 2005, excludes approximately 93 million and 87 million potential common shares, respectively, related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS for the three and nine months ended September 30, 2005, excludes the impact of potential common shares related to our Comcast exchangeable notes (settled using cash in 2005).

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

The following table reconciles the numerator and denominator of the computations of Diluted EPS for common stockholders for the periods presented:

	Three Months Ended September 30,
	2006			2005
(Amounts in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$1,217	2,096	$0.58	$222	2,196	$0.10
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		13			13
Diluted EPS	$1,217	2,109	$0.58	$222	2,209	$0.10

	Nine Months Ended September 30,
	2006			2005
(Amounts in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS for common stockholders	$2,143	2,114	$1.01	$795	2,206	$0.36
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		10			13
Diluted EPS	$2,143	2,124	$1.01	$795	2,219	$0.36

Note 4: Acquisitions and Other Significant Events

Adelphia and Time Warner Transactions

In April 2005, we entered into an agreement with Adelphia, in which we agreed to acquire certain assets and assume certain liabilities of Adelphia (the “Adelphia Acquisition”). At the same time, we and Time Warner Cable Inc. and certain of its affiliates (“TWC”) entered into several agreements in which we agreed to (i) have our interest in Time Warner Entertainment Company, L.P. (“TWE”) redeemed, (ii) have our interest in TWC redeemed (together with the TWE redemption, the “Redemptions”), and (iii) exchange certain cable systems acquired from Adelphia and certain historic Comcast cable systems with TWC (the “Exchanges”). On July 31, 2006, these transactions were completed. We collectively refer to the Adelphia Acquisition, the Redemptions and the Exchanges as the “Adelphia and Time Warner transactions.” Also in April 2005, Adelphia and TWC entered into an agreement for the acquisition of substantially all of the remaining cable system assets and the assumption of certain of the liabilities of Adelphia.

The Adelphia and Time Warner transactions, which are described in more detail below, resulted in a net increase of 1.7 million video subscribers, a net cash payment by us of approximately $1.5 billion and the disposition of our ownership interests in TWE and TWC and the assets of two cable system partnerships. The valuations of assets acquired and estimated gains on these transactions are based on preliminary third-party valuations. Refinements may occur as these valuations are finalized.

The Adelphia and Time Warner transactions added cable systems located in California, Colorado, Connecticut, Florida, Georgia, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Oregon, Pennsylvania, Tennessee, Vermont, Virginia and West Virginia. We expect that the larger systems will result in economies of scale.

The Adelphia Acquisition

We paid approximately $3.6 billion in cash for the acquisition of Adelphia’s interest in two cable system partnerships and certain Adelphia cable systems and to satisfy certain related liabilities. Approximately $2.4 billion of the amount paid related to the acquisition of Adelphia’s interest in Century—TCI California Communications, L.P. (“Century”) and Parnassos Communications, L.P. (“Parnassos” and together with Century the “Partnerships”). We held a 25% interest in Century and a 33.33% interest in Parnassos. Our prior interests in the Partnerships were accounted for as cost method investments. After acquiring Adelphia’s interests in the

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Partnerships, we transferred the cable systems held by the Partnerships to TWC in the Exchanges, as discussed further below.

In addition to acquiring Adelphia’s interest in Century and Parnassos, we acquired cable systems from Adelphia, which we continue to own and operate, located in Florida, Georgia, Pennsylvania and Virginia, for approximately $600 million in cash.

The Redemptions

Our 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding both cable systems with an estimated fair value of $600 million and approximately $147 million in cash. Our 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding both cable systems with an estimated fair value of $2.7 billion and approximately $1.9 billion in cash. Our ownership interests in TWE and TWC were accounted for as cost method investments.

We recognized a gain of approximately $560 million, in the aggregate, on the Redemptions, that are included within investment income (loss), net. As indicated previously, the estimated gain is subject to refinement as valuations are finalized.

The Exchanges

The estimated fair value of the cable systems we transferred to and received from TWC was approximately $8.6 billion and $8.5 billion, respectively. TWC made net cash payments aggregating approximately $67 million to us for certain preliminary adjustments related to the Exchanges.

The cable systems we transferred to TWC included our historic Comcast cable systems located in Los Angeles, Cleveland and Dallas (“historic Comcast Exchange Systems”) and the cable systems held by Century and Parnassos. The operating results of the historic Comcast Exchange Systems are reported as discontinued operations for all periods presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”).

As a result of the Exchanges, we recognized a gain on the sale of discontinued operations of $234 million, net of tax of $563 million (see “Discontinued Operations” below), and a gain on the sale of the Century and Parnassos cable systems of approximately $134 million, that are included within investment income (loss), net. The valuations of assets acquired and estimated gain on the Exchanges are based on preliminary third-party valuations. Refinements may occur as these valuations are finalized.

The cable systems that TWC transferred to us in the Exchanges included cable systems that TWC acquired from Adelphia in its asset purchase from Adelphia and certain historic TWC cable systems.

Purchase Price Allocation

The cable systems acquired in the Adelphia and Time Warner transactions were accounted for in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The results of operations for the acquired cable systems have been included in our consolidated financial statements since the acquisition date (July 31, 2006) and are reported in our Cable segment. As a result of the redemption of our investment in TWC and the exchange of the cable systems held by Century and Parnassos, we reversed approximately $600 million in historical deferred tax liabilities, primarily attributable to the excess of tax basis of the assets acquired over the tax basis of the assets exchanged. A portion of the goodwill recorded associated with the Exchanges is expected to be amortizable for tax purposes. The purchase price allocation is preliminary and subject to refinement as valuations are finalized.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Discontinued Operations

As discussed above, the operating results of the historic Comcast Exchange Systems transferred to TWC are reported as discontinued operations for all periods presented in accordance with SFAS No. 144. The following represents the operating results of the historic Comcast Exchange Systems for the three and nine months ended September 30, 2006 and 2005:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Revenues	$109	$293	$734	$880
Income before income taxes	23	39	121	118
Income tax expense	9	15	18	44
Net income	14	24	103	74

The operating results of discontinued operations for the three and nine months ended September 30, 2006, include one and seven months, respectively, as the closing date of the Exchanges was July 31, 2006.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the Adelphia and Time Warner transactions occurred on January 1, 2005. This information is based on historical results of operations, adjusted for purchase price allocations and is not necessarily indicative of what the results would have been had we operated entities since January 1, 2005.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Revenues	$6,669	$5,931	$19,585	$17,595
Income from continuing operations before income taxes and minority interest	1,604	314	3,113	1,348
Income tax expense	(619)	(128)	(1,194)	(590)
Income from continuing operations before minority interest	985	186	1,919	758
Minority interest	(3)	11	(10)	(7)
Net income from continuing operations	$982	$197	$1,909	$751
Basic earnings for common stockholders per common share	$0.47	$0.09	$0.90	$0.34
Diluted earnings for common stockholders per common share	$0.47	$0.09	$0.90	$0.34

Dissolution of Texas and Kansas City Cable Partnership

In July 2006, we initiated the dissolution of our 50/50 cable system partnership with TWC, known as Texas and Kansas City Cable Partners, L.P. Once the dissolution was triggered, the non-triggering party had the right to choose and take full ownership of one of two pools of the partnership’s cable systems together with any debt allocated to such asset pool by the triggering partner. One pool consisted of the cable systems serving Houston, Texas (“Houston Asset Pool”) and the other pool consisted of cable systems serving Kansas City, south and west Texas and New Mexico (“Kansas City Asset Pool”).

In July 2006, we notified TWC of our election to dissolve the partnership and the allocation of all of its debt, which totaled approximately $2 billion as of July 1, 2006, to the Houston Asset Pool. In August 2006, TWC notified us that it selected the Kansas City Asset Pool and as a result, we will receive the Houston Asset Pool. The $2 billion of debt allocated to the Houston Asset Pool was required to be refinanced within 60 days of the August 1, 2006 selection date. This debt included $600 million owed to each partner (for an aggregate of $1.2 billion). We refinanced this debt in October 2006 (see Note 7).

SpectrumCo, LLC

SpectrumCo, LLC, a joint venture including us, TWC, Cox Communications, Advance/Newhouse and Sprint Nextel Communications, was the winning bidder for 137 wireless spectrum licenses for approximately $2.4 billion

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

in the Federal Communications Commission’s advanced wireless spectrum auction that concluded in September 2006. Our portion of the total cost to purchase the licenses is $1.3 billion. We paid $331 million prior to September 30, 2006, with the remainder paid in October 2006. Based on its currently planned activities, we have determined that SpectrumCo, LLC is not a variable interest entity. We will account for this joint venture as an equity method investment based on its current governance structure notwithstanding our majority interest.

Susquehanna

On April 30, 2006, we acquired the cable systems of Susquehanna Cable Co. and its subsidiaries (“Susquehanna”) for a total purchase price of approximately $775 million. The Susquehanna systems acquired are located primarily in Pennsylvania, New York, Maine, and Mississippi.

Prior to the acquisition, we held an approximate 30% equity ownership interest in Susquehanna that we accounted for as an equity method investment. On May 1, 2006, Susquehanna Cable Co. redeemed the approximate 70% equity ownership interest in Susquehanna held by Susquehanna Media Co., which resulted in Susquehanna becoming 100% owned by us.

The results of operations of the Susquehanna systems have been included in our consolidated financial statements since the acquisition date and are reported in our Cable segment. We allocated the purchase price to working capital, property and equipment, customer relationship intangibles, nonamortizing franchise rights and goodwill. The purchase price allocation is preliminary and subject to refinement as valuations are finalized. The acquisition of the Susquehanna cable systems was not significant to our consolidated financial statements for the three or nine months ended September 30, 2006.

Note 5: Investments

(Dollars in millions)	September 30, 2006	December 31, 2005
Fair value method
Cablevision	$116	$120
Discovery Holding Company	145	152
Embarq Corporation	63	—
Liberty Capital	418	—
Liberty Global	390	336
Liberty Interactive	510	—
Liberty Media	—	787
Sprint Nextel	448	614
Time Warner	1,037	994
Vodafone	50	54
Other	47	90
	3,224	3,147
Equity method, principally cable-related	2,992	2,823
Cost method, principally AirTouch at September 30, 2006, and Time Warner Cable and AirTouch at December 31, 2005	1,685	6,853
Total investments	7,901	12,823
Less, current investments	656	148
Noncurrent investments	$7,245	$12,675

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

The cost, fair value and unrealized gains and losses related to our available for sale securities, which consist principally of our investment in Time Warner Inc., are as follows:

(Dollars in millions)	September 30, 2006	December 31, 2005
Cost	$1,087	$1,104
Unrealized gains	75	62
Unrealized losses	—	(6)
Fair value	$1,162	$1,160

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

Liberty Media Restructuring Transaction

In May 2006, we received 25 million shares of Liberty Media Interactive (“Liberty Interactive”) Series A common stock and 5 million shares of Liberty Media Capital (“Liberty Capital”) Series A common stock in connection with Liberty Media Corporation’s (“Liberty Media”) restructuring. In the restructuring, each share of Liberty Media Series A common stock received 0.25 shares of the new Liberty Interactive Series A common stock and 0.05 shares of Liberty Capital Series A common stock for each share of Liberty Media Series A common stock. We have classified all of the shares of Liberty Interactive and Liberty Capital common stock we received as trading securities at fair value. All of these shares collateralize our Liberty Media prepaid forward sales obligation.

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

Dissolution of Texas and Kansas City Cable Partnership

We have historically accounted for our interest in Texas and Kansas City Cable Partners, L.P. as an equity method investment and will continue to do so until the Houston Asset Pool is distributed to us, which is subject to customary government and other approvals and is expected to take place during the first quarter of 2007 (see Note 4). However, effective July 1, 2006 (the beginning of the month when dissolution was initiated), the economic return to us on our interest in the partnership tracks the performance of the Houston Asset Pool, and we will no longer be entitled to any benefits of ownership or responsible for the obligations of the Kansas City Asset Pool. As a result, we will report our share of the earnings and losses of the partnership based solely on the operating results of the Houston Asset Pool. Because we are on a one quarter lag for recording the results of our equity method investments, this change will be reflected beginning in our fourth quarter. Effective for the third quarter of 2006, for segment reporting purposes we have included the operating results of the Houston Asset Pool in our Cable segment (see Note 11(a)).

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Investment Income (Loss), Net

Investment income (loss), net includes the following:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Interest and dividend income	$55	$30	$136	$81
Gains (losses) on sales and exchanges of investments, net	745	13	753	(15)
Investment impairment losses	—	—	—	(3)
Unrealized gains (losses) on trading securities and hedged items	81	(18)	82	(112)
Mark to market adjustments on derivatives related to trading securities and hedged items	(22)	(126)	(46)	71
Mark to market adjustments on derivatives	(2)	(3)	10	14
Investment income (loss), net	$857	$(104)	$935	$36

In connection with the Adelphia and Time Warner transactions, we recognized gains of approximately $694 million, in the aggregate, on the redemption of our interest in TWE and TWC and the exchange of cable systems held by Century and Parnassos (see Note 4). These amounts are included within the “Gains (losses) on sales and exchanges of investments, net” caption in the table above.

Note 6: Goodwill

The December 31, 2005 Cable segment balance excludes $720 million related to discontinued operations. The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2006, are as follows:

(Dollars in millions)	Cable	Content	Corporate and Other	Total
Balance, December 31, 2005	$12,273	$966	$259	$13,498
Settlements or adjustments	(605)	—	—	(605)
Acquisitions	602	—	20	622
Balance, September 30, 2006	$12,270	$966	$279	$13,515

Settlements are primarily due to adjustments to certain pre-acquisition tax liabilities associated with the acquisition of AT&T Corp.’s broadband cable business (“Broadband”). Acquisitions are due to the Adelphia and Time Warner transactions and Susquehanna.

Note 7: Long-term Debt

Debt Assumed

On May 1, 2006, in connection with the Susquehanna transaction (see Note 4) we assumed a $185 million principal amount variable-rate term loan due 2008. The interest rate on the term loan is the London Interbank Offered Rate (“LIBOR”) plus 0.5%.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Debt Borrowings

During the nine months ended September 30, 2006, we issued senior notes as follows:

(Dollars in millions)	Issue Date	Par Value
Senior Notes, with an interest rate of 5.90%, maturing 2016	March 2006	$1,000
Senior Notes, with an interest rate of 6.45%, maturing 2037	March 2006	1,250
Senior Notes, with an interest rate of 7.00%, maturing 2055	May 2006	345
Senior Notes, with an interest rate of 6.50%, maturing 2017	July 2006	1,000
Senior Notes, with an interest rate of 7.00%, maturing 2055	September 2006	1,125

		4,720
Floating-Rate Notes, with an interest rate of LIBOR + 0.3%, maturing 2009	July 2006	1,250

		$5,970

We used the net proceeds of these offerings for working capital and general corporate purposes, including the repayment of commercial paper obligations (see below), the Adelphia and Time Warner transactions and the refinancing of debt allocated to the Houston Asset Pool in October 2006 (see Note 4).

Debt Repayments

During the nine months ended September 30, 2006, we repaid senior notes and senior subordinated notes at their scheduled maturity dates as follows:

(Dollars in millions)	Payment Date	Principal
Senior Notes, with an interest rate of 6.375%	January 2006	$500
Senior Notes, with an interest rate of 6.875%	February 2006	388
Senior Notes, with an interest rate of 8.3%	May 2006	600
Senior Subordinated Notes, with an interest rate of 10.5%	June 2006	119

		$1,607

These repayments were funded with available cash. During the nine months ended September 30, 2006, we also repaid all $549 million of amounts outstanding under our commercial paper program and $66 million in other debt.

Lines and Letters of Credit

As of September 30, 2006, we and certain of our subsidiaries had unused lines of credit totaling $4.657 billion under various credit facilities and unused irrevocable standby letters of credit totaling $382 million to cover potential fundings under various agreements.

Note 8: Stockholders’ Equity

Stock Option Plans

We maintain stock option plans for certain employees under which fixed price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant. Under our stock option plans, approximately 168 million shares of our Class A and Class A Special common stock are reserved for issuance upon the exercise of options, including those outstanding as of September 30, 2006. Option terms are generally 10 years, with options generally becoming exercisable between two and nine and one half years from the date of grant.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

The following table summarizes the weighted-average fair values at date of grant of a Class A common stock option granted under our stock option plans and the related weighted-average valuation assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Fair value	$13.73	$11.76	$10.83	$13.10
Dividend yield	0%	0%	0%	0%
Expected volatility	27.0%	27.0%	27.0%	27.1%
Risk-free interest rate	4.8%	4.2%	4.8%	4.3%
Expected option life (in years)	7.0	7.0	7.0	7.0
Forfeiture rate	3.0%	3.0%	3.0%	3.0%

The following table summarizes the activity of our stock option plans for the nine months ended September 30, 2006:

	Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Class A Common Stock
Outstanding as of January 1, 2006	80,827	$37.09
Granted	12,051	$26.81
Exercised	(3,205)	$25.23
Forfeited	(2,265)	$29.66
Expired	(1,078)	$39.59
Outstanding as of September 30, 2006	86,330	$36.26	5.7	$499.4
Exercisable as of September 30, 2006	49,539	$41.42	3.8	$220.3
Class A Special Common Stock
Outstanding as of January 1, 2006	51,299	$31.35
Exercised	(1,710)	$15.83
Forfeited	(55)	$32.34
Expired	(1,088)	$35.85
Outstanding as of September 30, 2006	48,446	$31.83	3.6	$287.3
Exercisable as of September 30, 2006	43,191	$32.04	3.6	$251.0

We also maintain a deferred stock option plan for certain employees and directors that provided the optionees with the opportunity to defer the receipt of shares of our Class A or Class A Special common stock that would otherwise be deliverable upon exercise by the optionees of their stock options. As of September 30, 2006, approximately 1.4 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by the optionees pursuant to our deferred stock option plan.

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (“Participants”) may be granted restricted share unit awards in our Class A or Class A Special common stock (the “Restricted Stock Plan”). Under our Restricted Stock Plan, approximately 27 million shares of our Class A and Class A Special common stock are reserved for issuance pursuant to awards under the plan, including those outstanding as of September 30, 2006. Awards of restricted share units are valued by reference to shares of common stock that entitle Participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting rights.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

The following table summarizes the weighted-average fair value at date of grant and the compensation expense recognized related to restricted share unit awards:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average fair value	$34.04	$30.30	$29.62	$33.50
Compensation expense recognized (in millions)	$18	$16	$47	$40

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

The following table summarizes the activity of the Restricted Stock Plan for the nine months ended September 30, 2006:

	Number of Nonvested Share Unit Awards (in thousands)	Weighted- Average Grant Date Fair Value
Class A Common Stock
Unvested awards as of January 1, 2006	5,649	$32.55
Awards granted	4,862	$29.62
Awards vested	(1,050)	$32.73
Awards forfeited	(476)	$31.16
Unvested awards as of September 30, 2006	8,985	$30.96
Class A Special Common Stock
Unvested awards as of January 1, 2006	69	$36.69
Awards vested	(68)	$37.13
Unvested awards as of September 30, 2006	1	$27.47

As of September 30, 2006, 381,000 and 96,000 shares of Class A common and Class A Special common stock, respectively, were issuable under vested restricted share unit awards, the receipt of which was irrevocably deferred by Participants pursuant to the Restricted Stock Plan.

Share-Based Compensation

Prior to January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”), and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair-value based method as prescribed by SFAS No. 123 been applied, additional pre-tax compensation expense of $40 million and $118 million would have been recognized for the three and nine months ended September 30, 2005, respectively. The pre-tax compensation expense includes the expense related to discontinued operations, which for the three and nine months ended September 30, 2005, was $1 million and $3 million, respectively. Had the fair-value based method as prescribed by SFAS No. 123 been applied, the effect on net income and earnings per share would have been as follows:

(Dollars in millions, except per share data)	Three Months Ended September 30, 2005	Nine Months Ended September 30, 2005
Net income, as reported	$222	$795
Add: Share-based compensation expense included in net income, as reported above, net of related tax effects	11	27
Less: Share-based compensation expense determined under fair value-based method for all awards, net of related tax effects	(37)	(102)
Pro forma, net income	$196	$720
Basic earnings for common stockholders per common share:
As reported	$.10	$.36
Pro forma	$.09	$.33
Diluted earnings for common stockholders per common share:
As reported	$.10	$.36
Pro forma	$.09	$.32

Effective January 1, 2006, we adopted SFAS No. 123R using the Modified Prospective Approach. SFAS No. 123R revises SFAS No. 123 and supersedes APB No. 25. SFAS No. 123R requires the cost of all share-based payments to

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period. In addition, SFAS No. 123R requires unrecognized cost (based on the amounts previously disclosed in our pro forma footnote disclosure) related to options vesting after the date of initial adoption to be recognized in the financial statements over the remaining requisite service period.

Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123 and (ii) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123R. Prior to the adoption of SFAS No. 123R, we recognized the majority of our share-based compensation costs using the accelerated recognition method. We recognize the cost of previously granted share-based awards under the accelerated recognition method and recognize the cost of new share-based awards on a straight-line basis over the requisite service period. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and nine months ended September 30, 2006, was $31 million and $98 million, respectively. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $49 million and $145 million, with an associated tax benefit of $17 million and $50 million, respectively, for the three and nine months ended September 30, 2006. The amount of share-based compensation capitalized or related to discontinued operations was not material to our consolidated financial statements.

Cash received from option exercises under all share-based payment arrangements for the three and nine months ended September 30, 2006, was $54 million and $96 million, respectively. The total intrinsic value (market value on date of exercise less exercise price) of options exercised for the nine months ended September 30, 2006, was $53 million. The tax benefit realized from stock options exercised for the nine months ended September 30, 2006, was $17 million.

As of September 30, 2006, there was $231 million of total unrecognized, pre-tax compensation cost related to nonvested stock options. This cost is expected to be recognized over a weighted-average period of approximately two and one half years.

The total fair value of restricted share units that vested during the nine months ended September 30, 2006, was $30 million. As of September 30, 2006, there was $190 million of total unrecognized pre-tax compensation cost related to nonvested restricted share unit awards. This cost is expected to be recognized over a weighted-average period of approximately two and one half years.

SFAS No. 123R also required us to change the classification, in our condensed consolidated statement of cash flows, of any tax benefits realized upon the exercise of stock options or issuance of restricted share unit awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing cash inflow rather than as a reduction of income taxes paid in our condensed consolidated statement of cash flows. The excess cash tax benefit classified as a financing cash inflow for the nine months ended September 30, 2006, was $7 million.

Comprehensive Income

Our total comprehensive income for the three and nine months ended September 30, 2006 and 2005, was as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Net income	$1,217	$222	$2,143	$795
Unrealized (losses) gains on marketable securities	(2)	87	12	55
Reclassification adjustments for (losses) gains included in net income	2	2	8	(1)
Comprehensive income	$1,217	$311	$2,163	$849

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Note 9: Statement of Cash Flows—Supplemental Information

During the nine months ended September 30, 2006, we exchanged investments for cable systems in the Redemptions and cable systems for cable systems in the Exchanges (see Note 4). These transactions are noncash investing activities.

We made cash payments for interest and income taxes during the three and nine months ended September 30, 2006 and 2005, as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Interest	$542	$559	$1,452	$1,438
Income taxes	$200	$48	$611	$475

Note 10: Commitments and Contingencies

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between March 2007 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $1.161 billion as of September 30, 2006, at which time there were no quoted market prices for similar agreements.

Contingencies

At Home Cases

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (ii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), Cox (Cox is also an investor in At Home and a former distributor of the At Home service) and others, alleging breaches of fiduciary duty relating to March 2000 agreements (which, among other things, revised the distributor relationships), and seeking recovery of alleged short-swing profits pursuant to Section 16(b) of the Exchange Act (purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements).

In the Southern District of New York actions (item (i) above), the court dismissed all claims. The court also dismissed a complaint filed by an individual shareholder on the same grounds as the class action, and dismissed without prejudice certain state law claims raised in that complaint. The Plaintiffs in the class action and the individual action are appealing these decisions. The Delaware case (item (ii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims, and the breach of fiduciary duty claim for lack of federal jurisdiction. The Court of Appeals for the Second Circuit denied plaintiffs’ appeal from the decision dismissing the Section 16(b) claims, and the U.S. Supreme Court denied plaintiffs’ petition for a further appeal. Plaintiffs recommenced the breach of fiduciary duty claim in Delaware Chancery Court. The Court has set a trial date in October 2007.

Under the terms of the Broadband acquisition, we are contractually liable for 50% of any liabilities of AT&T in the actions described in items (i) and (ii) above (in which we are also a defendant).

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

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

AT&T—Wireless and Common Stock Cases

Under the terms of the Broadband acquisition, we were potentially responsible for a portion of the liabilities arising from two purported securities class action lawsuits brought against AT&T and others and consolidated in the United States District Court for the District of New Jersey. One of these lawsuits, referred to in our prior disclosures as the “Common Stock Case,” was settled in 2005.

In April 2006, the remaining lawsuit, referred to in our prior disclosures as the “Wireless Case,” settled for $150 million, of which our portion is $22.5 million. The additional amount recorded related to the settlement did not have a material impact on our results of operations for the nine months ended September 30, 2006.

AT&T—TCI Cases

In June 1998, the first of a number of purported class action lawsuits was filed by then-shareholders of Tele-Communications, Inc. (“TCI”) Series A TCI Group Common Stock (“Common A”) against AT&T and the directors of TCI relating to the acquisition of TCI by AT&T (“TCI Shareholder Suits”). A consolidated amended complaint combining the filed actions was filed in February 1999 in the Delaware Court of Chancery. The consolidated amended complaint alleges that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received.

In connection with the TCI acquisition (completed in early 1999), AT&T agreed under certain circumstances to indemnify TCI’s former directors for certain liabilities, potentially including those incurred in connection with this action. In connection with the Broadband acquisition, (i) we agreed to indemnify AT&T for certain liabilities, potentially including those incurred by AT&T in connection with this action, and (ii) we assumed certain obligations of TCI to indemnify its former directors, potentially including those incurred in connection with this action.

In October 2006, an agreement in principle was reached to settle the TCI Shareholder Suits, subject to Court approval. We have agreed to contribute approximately $44 million to the settlement. If the settlement is finalized and approved, all claims arising from the TCI Shareholder Suits, including all indemnity claims for which we could have liability, will be dismissed with prejudice. The additional amount recorded related to the settlement did not have a material impact on our results of operations for the three and nine months ended September 30, 2006.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

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

As a result of recent events in both cases relating to the procedural issue of whether plaintiffs’ claims could proceed in court or, alternatively, whether plaintiffs should be compelled to arbitrate their claims pursuant to arbitration clauses in their subscriber agreements, it has become more likely that these cases will proceed in court. Our motion to dismiss the Pennsylvania case on the pleadings was denied, and plaintiffs have moved to certify a class action. We are opposing plaintiffs’ motion and are proceeding with class discovery. We have moved to dismiss the Massachusetts case.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Note 11: Financial Data By Business Segment

Our reportable segments consist of our Cable and Content businesses. Our Content segment consists of our national cable networks E!, Style Network, The Golf Channel, VERSUS (formerly known as OLN), G4 and AZN Television. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management.

(Dollars in millions)	Cable(a)	Content	Corporate and Other(b)(g)	Eliminations(c)	Total

Three Months Ended September 30, 2006
Revenues(d)	$6,312	$258	$46	$(184)	$6,432
Operating income (loss) before depreciation and amortization(e)	2,507	88	(104)	(54)	2,437
Depreciation and amortization	1,157	42	17	(3)	1,213
Operating income (loss)	1,350	46	(121)	(51)	1,224
Capital expenditures	1,206	5	2	(16)	1,197

Three Months Ended September 30, 2005
Revenues(d)	$5,028	$237	$51	$(32)	$5,284
Operating income (loss) before depreciation and amortization(e)(f)	1,991	71	(105)	39	1,996
Depreciation and amortization	1,107	38	15	(5)	1,155
Operating income (loss)(f)	884	33	(120)	44	841
Capital expenditures	849	4	8	50	911

Nine Months Ended September 30, 2006
Revenues(d)	$17,205	$770	$222	$(262)	$17,935
Operating income (loss) before depreciation and amortization(e)	6,955	198	(249)	(56)	6,848
Depreciation and amortization	3,269	124	66	(12)	3,447
Operating income (loss)	3,686	74	(315)	(44)	3,401
Capital expenditures	2,946	18	16	71	3,051

Nine Months Ended September 30, 2005
Revenues(d)	$14,877	$684	$204	$(106)	$15,659
Operating income (loss) before depreciation and amortization(e)(f)	5,910	240	(227)	109	6,032
Depreciation and amortization	3,212	112	51	(15)	3,360
Operating income (loss)(f)	2,698	128	(278)	124	2,672
Capital expenditures	2,594	11	24	124	2,753

As of September 30, 2006
Assets	$101,308	$2,331	$3,785	$548	$107,972

As of December 31, 2005
Assets	$100,774	$2,530	$2,760	$(2,918)	$103,146

(a)

For the three and nine months ended September 30, 2006, approximately 63% of our Cable segment’s revenues were derived from our video services. For the three and nine months ended September 30, 2005, approximately 64% and 65%, respectively, of our Cable segment’s revenues were derived from our video services. For the three and nine months ended September 30, 2006, approximately 21% of our Cable segment’s revenues were derived from our high-speed Internet services. For the three and nine months ended September 30, 2005, approximately 19% of our Cable segment’s revenues were derived from our high-speed Internet services. The remaining revenues were derived primarily from phone, advertising and other revenues. Our regional sports and news networks (Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago,

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast SportsNet West, Cable Sports Southeast, The mtn.—the MountainWest Sports Network, and CN8-The Comcast Network) are included in our Cable segment. Effective August 1, 2006 (the date of TWC’s selection), the Cable segment also includes the operating results of the cable systems serving Houston, Texas held in the Texas and Kansas City Cable partnership (see Note 4). However, for our consolidated operating results the partnership will continue to be treated as an equity method investment until the distribution date of the Houston Asset Pool. Accordingly, the operating results of the Houston Asset Pool are reversed in the Eliminations column to reconcile to our consolidated operating results (see Note 11).

(b)

Corporate and Other includes Comcast Spectacor, a portion of operating results of our less than wholly owned technology development ventures (see “(g)” below), corporate activities and all other businesses not presented in our Cable or Content segments. Assets included in this caption consist primarily of our investments (see Note 5).

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

(e)

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant component of our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered as a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with Generally Accepted Accounting Principles (“GAAP”).

(f)

To be consistent with our management reporting presentation, the 2005 segment amounts have been adjusted as if stock options had been expensed as of January 1, 2005 (see Note 8). For the three months ended September 30, 2005, the adjustments reducing operating income before depreciation and amortization by segment were $30 million for Cable, $1 million for Content and $9 million for Corporate and Other. For the nine months ended September 30, 2005, the adjustments reducing operating income before depreciation and amortization by segment were $86 million for Cable, $3 million for Content and $29 million for Corporate and Other. For the three and nine months ended September 30, 2005, the total adjustments of $40 million and $118 million, respectively, are reversed in the Eliminations column to reconcile to our consolidated 2005 amounts.

(g)

We consolidate our less than wholly owned technology development ventures that we control or we are deemed the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Gemstar. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other. Cost allocations are made to the Cable segment based on our percentage ownership in each entity. The remaining net costs related to the minority corporate partners are included in the Corporate and Other segment.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Note 12: Condensed Consolidating Financial Information

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

In September 2005, Comcast Corporation unconditionally guaranteed Comcast Holdings’ ZONES due October 2029 and its 10 5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings; accordingly we have added Comcast Holdings’ condensed consolidated information for all periods presented. Our condensed consolidating financial information is as follows:

Comcast Corporation

Condensed Consolidating Balance Sheet

September 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$5	$—	$—	$—	$21	$2,748	$—	$2,774
Investments	—	—	—	—	—	656	—	656
Accounts receivable, net	—	—	—	—	—	1,228	—	1,228
Other current assets	19	—	—	—	—	804	—	823
Current assets of discontinued operations	—	—	—	—	—	—	—	—
Total current assets	24	—	—	—	21	5,436	—	5,481
Investments	—	—	—	—	—	7,245	—	7,245
Investments in and amounts due from subsidiaries eliminated upon consolidation	60,425	30,446	37,238	40,584	23,871	1,297	(193,861)	—
Property and equipment, net	15	—	2	—	1	20,653	—	20,671
Franchise rights	—	—	—	—	—	56,072	—	56,072
Goodwill	—	—	—	—	—	13,515	—	13,515
Other intangible assets, net	—	—	—	—	—	4,457	—	4,457
Other noncurrent assets, net	127	17	21	—	32	334	—	531
Noncurrent assets of discontinued operations, net	—	—	—	—	—	—	—	—
Total assets	$60,591	$30,463	$37,261	$40,584	$23,925	$109,009	$(193,861)	$107,972
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$2,351	$—	$2,351
Accrued expenses and other current liabilities	538	250	66	50	77	1,886	—	2,867
Deferred income taxes	—	—	—	—	—	185	—	185
Current portion of long-term debt	—	600	—	40	—	133	—	773
Current liabilities of discontinued operations	—	—	—	—	—	—	—	—
Total current liabilities	538	850	66	90	77	4,555	—	6,176
Long-term debt, less current portion	13,642	4,396	3,498	3,256	901	753	—	26,446
Deferred income taxes	4,629	—	—	—	907	21,963	—	27,499
Other noncurrent liabilities	1,060	49	—	—	76	5,268	—	6,453
Noncurrent liabilities of discontinued operations
Minority interest	—	—	—	—	—	676	—	676
Stockholders’ Equity
Common stock	24	—	—	—	—	—	—	24
Other stockholders’ equity	40,698	25,168	33,697	37,238	21,964	75,794	(193,861)	40,698
Total stockholders’ equity	40,722	25,168	33,697	37,238	21,964	75,794	(193,861)	40,722
Total liabilities and stockholders’ equity	$60,591	$30,463	$37,261	$40,584	$23,925	$109,009	$(193,861)	$107,972

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2005

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$693	$—	$693
Investments	—	—	—	—	—	148	—	148
Accounts receivable, net	—	—	—	—	—	1,008	—	1,008
Other current assets	16					669		685
Current assets of discontinued operations	—	—	—	—	—	60	—	60
Total current assets	16	—	—	—	—	2,578	—	2,594
Investments	—	—	—	—	—	12,675	—	12,675
Investments in and amounts due from subsidiaries eliminated upon consolidation	53,103	29,562	36,042	40,482	22,742	955	(182,886)	—
Property and equipment, net	11	—	2	—	3	17,688	—	17,704
Franchise rights	—	—	—	—	—	48,804	—	48,804
Goodwill	—	—	—	—	—	13,498	—	13,498
Other intangible assets, net	—	—	—	—	4	3,114	—	3,118
Other noncurrent assets, net	122	21	23		43	426		635
Noncurrent assets of discontinued operations, net	—	—	—	—	—	4,118	—	4,118
Total assets	$53,252	$29,583	$36,067	$40,482	$22,792	$103,856	$(182,886)	$103,146
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$1,985	$—	$1,985
Accrued expenses and other current liabilities	447	224	113	127	89	1,481	—	2,481
Deferred income taxes	—	—	—	—	—	2	—	2
Current portion of long-term debt		620		995		74		1,689
Current liabilities of discontinued operations	—	—	—	—	—	112	—	112
Total current liabilities	447	844	113	1,122	89	3,654	—	6,269
Long term-debt, less current portion	8,243	4,988	3,498	3,318	981	654	—	21,682
Deferred income taxes	3,470	—	—	—	811	23,089	—	27,370
Other noncurrent liabilities	873	54	—	—	50	5,944	—	6,921
Noncurrent liabilities of discontinued operations						28		28
Minority interest	—	—	—	—	—	657	—	657
Stockholders’ Equity
Common stock	25	—	—	—	—	—	—	25
Other stockholders’ equity	40,194	23,697	32,456	36,042	20,861	69,830	(182,886)	40,194
Total stockholders’ equity	40,219	23,697	32,456	36,042	20,861	69,830	(182,886)	40,219
Total liabilities and stockholders’ equity	$53,252	$29,583	$36,067	$40,482	$22,792	$103,856	$(182,886)	$103,146

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$6,432	$—	$6,432
Management fee revenue	137	49	74	74	2	—	(336)	—
	137	49	74	74	2	6,432	(336)	6,432
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,300	—	2, 300
Selling, general and administrative	64	49	74	74	5	1,765	(336)	1,695
Depreciation	1	—	—	—	—	962	—	963
Amortization	—	—	—	—	—	250	—	250
	65	49	74	74	5	5,277	(336)	5,208
Operating income (loss)	72	—	—	—	(3)	1,155	—	1,224
Other Income (Expense)
Interest expense	(210)	(96)	(80)	(62)	(26)	(56)	—	(530)
Investment income (loss), net	—	—	—	—	49	808	—	857
Equity in net (losses) income of affiliates	1,307	376	736	777	337	(83)	(3,515)	(65)
Other income (expense)	—	—	—	—	—	96	—	96
	1,097	280	656	715	360	765	(3,515)	358
Income (loss) from continuing operations before income taxes and minority interest	1,169	280	656	715	357	1,920	(3,515)	1,582
Income tax (expense) benefit	48	39	29	21	(7)	(740)	—	(610)
Income (loss) from continuing operations before minority interest	1,217	319	685	736	350	1,180	(3,515)	972
Minority interest	—	—	—	—	—	(3)	—	(3)
Net income from continuing operations	1,217	319	685	736	350	1,177	(3,515)	969
Income from discontinued operations, net of tax	—	—	—	—	—	14	—	14
Gain on discontinued operations, net of tax						234		234
Net Income	$1,217	$319	$685	$736	$350	$1,425	$(3,515)	$1,217

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2005

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$5,284	$—	$5,284
Management fee revenue	115	44	71	71	1	—	(302)	—
	115	44	71	71	1	5,284	(302)	5,284
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	1,894	—	1,894
Selling, general and administrative	53	44	71	71	3	1,454	(302)	1,394
Depreciation	1	—	—	—	—	862	—	863
Amortization	—	—	—	—	3	289	—	292
	54	44	71	71	6	4,499	(302)	4,443
Operating income (loss)	61	—	—	—	(5)	785	—	841
Other Income (Expense)
Interest expense	(98)	(124)	(82)	(38)	(24)	(56)	—	(422)
Investment income (loss), net	—	—	—	—	(86)	(18)	—	(104)
Equity in net income (losses) of affiliates	246	339	240	264	228	13	(1,348)	(18)
Other income (expense)	—	—	—	—	—	19	—	19
	148	215	158	226	118	(42)	(1,348)	(525)
Income (loss) from continuing operations before income taxes and minority interest	209	215	158	226	113	743	(1,348)	316
Income tax (expense) benefit	13	43	28	14	40	(267)	—	(129)
Income (loss) from continuing operations before minority interest	222	258	186	240	153	476	(1,348)	187
Minority interest	—	—	—	—	—	11	—	11
Net income from continuing operations	222	258	186	240	153	487	(1,348)	198
Income from discontinued operations, net of tax	—	—	—	—	—	24	—	24
Gain on discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net Income	$222	$258	$186	$240	$153	$511	$(1,348)	$222

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$17,935	$—	$17,935
Management fee revenue	383	142	224	224	6	—	(979)	—
	383	142	224	224	6	17,935	(979)	17,935
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	6,559	—	6,559
Selling, general and administrative	189	142	224	224	12	4,716	(979)	4,528
Depreciation	6	—	—	—	2	2,740	—	2,748
Amortization	—	—	—	—	4	695	—	699
	195	142	224	224	18	14,710	(979)	14,534
Operating income (loss)	188	—	—	—	(12)	3,225	—	3,401
Other Income (Expense)
Interest expense	(532)	(303)	(244)	(198)	(72)	(153)	—	(1,502)
Investment income (loss), net	—	—	—	—	74	861	—	935
Equity in net (losses) income of affiliates	2,367	1,159	1,470	1,599	967	(86)	(7,562)	(86)
Other income (expense)	—	—	—	—	—	194	—	194
	1,835	856	1,226	1,401	969	816	(7,562)	(459)
Income (loss) from continuing operations before income taxes and minority interest	2,023	856	1,226	1,401	957	4,041	(7,562)	2,942
Income tax (expense) benefit	120	111	86	69	4	(1,516)	—	(1,126)
Income (loss) from continuing operations before minority interest	2,143	967	1,312	1,470	961	2,525	(7,562)	1,816
Minority interest	—	—	—	—	—	(10)	—	(10)
Net income from continuing operations	2,143	967	1,312	1,470	961	2,515	(7,562)	1,806
Income from discontinued operations, net of tax	—	—	—	—	—	103	—	103
Gain on discontinued operations, net of tax	—	—	—	—	—	234	—	234
Net Income	$2,143	$967	$1,312	$1,470	$961	$2,852	$(7,562)	$2,143

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2005

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$15,659	$—	$15,659
Management fee revenue	339	130	207	207	5	—	(888)	—
	339	130	207	207	5	15,659	(888)	15,659
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	5,570	—	5,570
Selling, general and administrative	144	130	207	207	9	4, 248	(888)	4,057
Depreciation	2	—	—	—	2	2,521	—	2,525
Amortization	—	—	—	—	8	827	—	835
	146	130	207	207	19	13,166	(888)	12,987
Operating income (loss)	193	—	—	—	(14)	2,493	—	2,672
Other Income (Expense)
Interest expense	(249)	(364)	(247)	(233)	(77)	(163)	—	(1,333)
Investment income (loss), net	—	—	—	—	(35)	71	—	36
Equity in net income (losses) of affiliates	831	1,020	519	670	771	(7)	(3,823)	(19)
Other income (expense)	—	—	—	—	—	(58)	—	(58)
	582	656	272	437	659	(157)	(3,823)	(1,374)
Income (loss) from continuing operations before income taxes and minority interest	775	656	272	437	645	2,336	(3,823)	1,298
Income tax (expense) benefit	20	127	86	82	44	(929)	—	(570)
Income (loss) from continuing operations before minority interest	795	783	358	519	689	1,407	(3,823)	728
Minority interest	—	—	—	—	—	(7)	—	(7)
Net income from continuing operations	795	783	358	519	689	1,400	(3,823)	721
Income from discontinued operations, net of tax	—	—	—	—	—	74	—	74
Gain on discontinued operations, net of tax	—	—	—	—	—	—	—	—
Net Income	$795	$783	$358	$519	$689	$1,474	$(3,823)	$795

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$95	$(168)	$(196)	$(234)	$47	$5,588	$—	$5,132
Financing Activities
Proceeds from borrowings	5,960	—	—	—	—	10	—	5,970
Retirements and repayments of debt	(550)	(619)	—	(988)	(27)	(38)	—	(2,222)
Repurchases of common stock	(1,882)	—	—	—	—	—	—	(1,882)
Issuances of common stock	133	—	—	—	—	—	—	133
Other	7	—	—	—	—	—	—	7
Net cash provided by (used in) financing activities	3,668	(619)	—	(988)	(27)	(28)	—	2,006
Investing Activities
Net transactions with affiliates	(3,800)	787	196	1,222	(9)	1,604	—	—
Capital expenditures	(5)	—	—	—	—	(3,046)	—	(3,051)
Cash paid for intangible assets	—	—	—	—	—	(227)	—	(227)
Acquisitions, net of cash acquired	—	—	—	—	—	(3,839)	—	(3,839)
Proceeds from sales and restructuring of investments	47	—	—	—	10	2,462	—	2,519
Purchases of investments	—	—	—	—	—	(471)	—	(471)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	15	—	15
Other	—	—	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	(3,758)	787	196	1,222	1	(3,505)	—	(5,057)
Increase in cash and cash equivalents	5	—	—	—	21	2,055	—	2,081
Cash and cash equivalents, beginning of period	—	—	—	—	—	693	—	693
Cash and cash equivalents, end of period	$5	$—	$—	$—	$21	$2,748	$—	$2,774

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2005

(Dollars in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$152	$(175)	$(175)	$(374)	$(114)	$4,626	$—	$3,940
Financing Activities
Proceeds from borrowings	2,332	—	—	—	—	1	—	2,333
Retirements and repayments of debt	(1)	—	—	(1,590)	(11)	(340)	—	(1,942)
Repurchases of common stock	(1,291)	—	—	—	—	—	—	(1,291)
Issuances of common stock	76	—	—	—	—	—	—	76
Other	—	—	—	—	—	27	—	27
Net cash provided by (used in) financing activities	1,116	—	—	(1,590)	(11)	(312)	—	(797)
Investing activities
Net transactions with affiliates	(1,268)	175	175	1,964	125	(1,171)	—	—
Capital expenditures	—	—	—	—	—	(2,753)	—	(2,753)
Cash paid for intangible assets	—	—	—	—	—	(204)	—	(204)
Acquisitions, net of cash acquired	—	—	—	—	—	(196)	—	(196)
Proceeds from sales and restructuring of investments	—	—	—	—	—	626	—	626
Purchases of investments	—	—	—	—	—	(310)	—	(310)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	(66)	—	(66)
Other	—	—	—	—	—	(113)	—	(113)
Net cash provided by (used in) investing activities	(1,268)	175	175	1,964	125	(4,187)	—	(3,016)
Increase in cash and cash equivalents	—	—	—	—	—	127	—	127
Cash and cash equivalents, beginning of period	—	—	—	—	—	452	—	452
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$579	$—	$579

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the nation’s largest broadband cable provider and offer a wide variety of consumer entertainment and communication products and services, serving approximately 24 million video subscribers, 11 million high-speed Internet subscribers and 2 million phone subscribers as of September 30, 2006. We also have a controlling interest in six national cable networks (E! Entertainment Television; Style Network; The Golf Channel; VERSUS (formerly known as OLN); G4; and AZN Television) and other entertainment-related businesses. We classify our operations in two reportable segments: Cable and Content. Our Cable segment develops, manages and operates our broadband cable systems, including video, high-speed Internet and phone services. The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising and the operation of our regional sports and news networks. The Cable segment generates more than 95% of our consolidated revenues. Revenue from our Content segment is earned primarily from advertising revenues and from monthly per subscriber license fees paid by cable system operators and satellite television companies.

Financial results for the three and nine months ended September 30, 2006, reflect the completion of the previously reported transactions with Adelphia and Time Warner, including significant non-operating gains and the presentation of our cable systems located in Cleveland, Dallas and Los Angeles as discontinued operations. These items had a significant impact on our net income for the periods presented and are discussed separately below. In addition to these significant non-recurring items, highlights for the nine months ended September 30, 2006 include the following:

•

revenue growth of 15.7% and operating income before depreciation and amortization growth of 17.7% in our Cable segment compared to the same period in 2005, driven by continued growth in our digital cable and high-speed Internet services, rate increases in our video services and the results of the new systems

•

subscriber growth associated with our historical cable systems for digital (approximately 1.2 million), high-speed Internet (approximately 1.2 million) and Comcast Digital Voice (approximately 1.0 million) services since December 31, 2005

•	dissolution of the Texas and Kansas City Cable Partnership (see below) that we expect will ultimately result in us acquiring cable systems serving Houston, Texas.

•	participation in a consortium of investors (“SpectrumCo, LLC”) that was a winning bidder in the advanced wireless spectrum auction (see Note 4)

•	acquisition of the cable systems of Susquehanna Communications, located in Pennsylvania, New York, Maine, and Mississippi (see Note 4)

•	repurchase of approximately 64 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program for approximately $1.9 billion

Adelphia and Time Warner Transactions

In April 2005, we entered into an agreement with Adelphia, in which we agreed to acquire certain assets and assume certain liabilities of Adelphia (the “Adelphia Acquisition”). At the same time, we and Time Warner Cable Inc. and certain of its affiliates (“TWC”) entered into several agreements in which we agreed to (i) have our interests in Time Warner Entertainment Company, L.P. (“TWE”) redeemed, (ii) have our interest in TWC redeemed (together with the TWE redemption, the “Redemptions”), and (iii) exchange certain cable systems acquired from Adelphia and certain historic Comcast cable systems with TWC (the “Exchanges”). On July 31, 2006, these transactions were completed. We collectively refer to the Adelphia Acquisition, the Redemptions and the Exchanges as the “Adelphia and Time Warner transactions” (see Note 4).

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

The Adelphia and Time Warner transactions resulted in a net increase of 1.7 million video subscribers, a net cash payment by us of approximately $1.5 billion and the disposition of our ownership interests in TWE and TWC and the assets of two cable system partnerships. As a result of these transactions, we recognized gains, that are included in investment income (loss), net, of $694 million (see Note 5). The operating results of our historic Comcast cable systems located in Los Angeles, Dallas and Cleveland, included in the Exchanges, are reported as discontinued operations for all periods presented. As a result of the Exchanges, we also recognized a gain on the sale of discontinued operations of $234 million, net of tax of $563 million.

The valuations of assets acquired and estimated gains on these transactions are based on preliminary third-party valuations. Refinements may occur as these valuations are finalized.

Dissolution of Texas and Kansas City Cable Partnership

In July 2006, we initiated the dissolution of our 50/50 cable system partnership with TWC, known as Texas and Kansas City Cable Partners, L.P. (see Note 4). The partnership consisted of two asset pools. One pool consisted of the cable systems serving Houston, Texas (“Houston Asset Pool”) and the other pool consisted of cable systems serving Kansas City, south and west Texas and New Mexico (“Kansas City Asset Pool”). In August 2006, TWC notified us that it selected the Kansas City Asset Pool and accordingly, we will receive the Houston Asset Pool. As a result, the economic return to us on our interest in the partnership tracks the performance of the Houston Asset Pool and we are no longer entitled to any benefits of ownership or responsible for the obligations of the Kansas City Asset Pool. For segment reporting purposes, we have included the operating results of the Houston Asset Pool in our Cable segment’s operating results beginning August 1, 2006 (the selection date). However, for our consolidated operating results the partnership will continue to be treated as an equity method investment until the distribution date of the Houston Asset Pool. Accordingly, the operating results of the Houston Asset Pool are reversed in the Eliminations column to reconcile to our consolidated operating results (see Note 11).

The following provides further details of these highlights and insights into our consolidated financial statements, including discussion of our results of operations and our liquidity and capital resources.

Consolidated Operating Results

	Three Months Ended September 30,		Increase /(Decrease)	Nine Months Ended September 30,		Increase /(Decrease)
(Dollars in millions)	2006	2005	2005 to 2006	2006	2005	2005 to 2006
Revenues	$6,432	$5,284	21.7%	$17,935	$15,659	14.5%
Costs and expenses
Operating, selling, general and administrative (excluding depreciation)	3,995	3,288	21.5	11,087	9,627	15.2
Depreciation	963	863	11.6	2,748	2,525	8.8
Amortization	250	292	(14.4)	699	835	(16.3)
Operating income	1,224	841	45.5	3,401	2,672	27.3
Other income (expense) items, net	358	(525)	(168.2)	(459)	(1,374)	(66.6)
Income before income taxes and minority interest	1,582	316	400.6	2,942	1,298	126.7
Income tax expense	(610)	(129)	372.9	(1,126)	(570)	97.5
Income before minority interest	972	187	419.8	1,816	728	149.5
Minority interest	(3)	11	n/m	(10)	(7)	42.9
Net income from continuing operations	$969	$198	389.4%	$1,806	$721	150.5%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Consolidated Revenues

Our Cable segment and Content segment accounted for substantially all of the increases in consolidated revenues for the three and nine months ended September 30, 2006, compared to the same periods in 2005. Cable segment and Content segment revenues are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor, whose revenues increased for the nine months ended September 30, 2006, reflecting the return of National Hockey League (“NHL”) games for the 2005/2006 season.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable segment and Content segment accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and nine months ended September 30, 2006, compared to the same periods in 2005. Cable segment and Content segment operating, selling, general and administrative expenses are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor and the impact of adopting Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”).

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

The estimated annual increase in share-based compensation expense relating to the adoption of SFAS No. 123R, including the estimated impact of 2006 share-based awards, is expected to be approximately $135 million in 2006. The incremental pre-tax share-based compensation expense recognized due to the adoption of SFAS No. 123R for the three and nine months ended September 30, 2006, was $31 million and $98 million respectively. Total share-based compensation expense recognized under SFAS No. 123R, including the incremental pre-tax share-based compensation expense above, was $49 million and $145 million, respectively, for the three and nine months ended September 30, 2006. Share-based compensation expense is reflected in the operating results of each segment (see Note 8 and Note 11 to our consolidated financial statements for further detail).

Consolidated Depreciation and Amortization

The increases in depreciation expense for the three and nine months ended September 30, 2006, compared to the same periods in 2005 are primarily due to the effects of capital expenditures in our Cable segment and the depreciation associated with the new cable systems acquired in the Adelphia and Time Warner transactions.

The decreases in amortization expense for the three and nine months ended September 30, 2006, compared to the same periods in 2005 are primarily due to the decrease in the amortization of our franchise-related customer relationship intangible assets in our Cable segment, partially offset by increased amortization expense related to software-related intangibles acquired in various transactions in 2005.

Segment Operating Results

Certain adjustments have been made to the 2005 segment presentation to conform to our 2006 management reporting presentation. These adjustments primarily relate to the adoption of SFAS No. 123R and are further discussed in Note 11(f) to our consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

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

Cable Segment Operating Results

The Adelphia and Time Warner transactions (closed July 31, 2006), the inclusion of the operating results of the cable systems serving Houston, Texas (effective August 1, 2006) and the acquisition of the cable systems of Susquehanna Communications (closed April 30, 2006) (collectively the “new systems”) have impacted the comparability of the results of operations of our Cable segment. The following table presents our Cable segment operating results:

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2006	2005	$	%
Video	$3,953	$3,228	$725	22.5%
High-speed Internet	1,322	962	360	37.3
Phone	246	154	92	59.5
Advertising	380	312	68	21.8
Other	224	210	14	6.8
Franchise fees	187	162	25	15.5
Revenues	6,312	5,028	1,284	25.5
Operating expenses	2,253	1,784	469	26.2
Selling, general and administrative expenses	1,552	1,253	299	24.1
Operating income before depreciation and amortization	$2,507	$1,991	$516	25.9%

	Nine Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2006	2005	$	%
Video	$10,882	$9,673	$1,209	12.5%
High-speed Internet	3,532	2,760	772	27.9
Phone	611	462	149	32.1
Advertising	1,036	927	109	11.8
Other	624	580	44	7.7
Franchise fees	520	475	45	9.5
Revenues	17,205	14,877	2,328	15.7
Operating expenses	6,163	5,263	900	17.1
Selling, general and administrative expenses	4,087	3,704	383	10.4
Operating income before depreciation and amortization	$6,955	$5,910	$1,045	17.7%

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Cable Segment Revenues

Video    Our new systems contributed $449 million and $475 million, respectively, of our video revenue growth for the three and nine month periods ended September 30, 2006. Revenues from our historic systems also increased as a result of higher subscriber rates and growth in our digital cable services, including the demand for advanced services such as digital video recorder (DVR) and HDTV. From September 30, 2005 to September 30, 2006, our historic systems added approximately 1.5 million digital subscribers, or a 17.3% increase. As a result of these factors, our average monthly video revenue per video subscriber in our historic systems increased from $53.00 to $57.51, while our video subscriber base has been stable.

High-speed Internet    Our new systems contributed $149 million and $150 million, respectively, of our high-speed Internet revenue growth for the three and nine months ended September 30, 2006. Revenues from our historic systems also increased as a result of the addition of approximately 1.5 million high-speed Internet subscribers since September 30, 2005, or a 20.0% increase, with stable average monthly revenue per subscriber. We expect that the rate of subscriber and revenue growth will slow as the market matures and competition increases.

Phone    We offer two phone services, Comcast Digital Voice, our IP-enabled phone service, and our circuit-switched local phone service. Our new systems contributed $15 million and $16 million, respectively, of our phone revenue growth for the three and nine months ended September 30, 2006. Revenues from our historic systems also increased as a result of the addition of approximately 800,000 phone subscribers since September 30, 2005, as a result of the increase of approximately $1.1 million Comcast Digital Voice subscribers, partially offset by the decrease of approximately 300,000 circuit-switched subscribers. We expect the number of phone subscribers will grow as we continue to expand Comcast Digital Voice to new markets in 2006 and in 2007.

Advertising    Our new systems contributed $35 million and $36 million, respectively, of our advertising revenue growth for the three and nine months ended September 30, 2006. The remaining increases in advertising revenues for the three and nine months ended September 30, 2006, compared to the same periods in 2005 are reflective of strong growth in political advertising due to several primary races in our markets. We expect continued growth in our advertising revenues.

Other    We also generate revenues from our sports and news networks, video installation services, commissions from third-party electronic retailing, and fees for other services, such as providing businesses with Internet connectivity and networked business applications. The increase in other revenue for the nine months ended September 30, 2006, compared to the same period in 2005 is primarily due to installation revenues related to Comcast Digital Voice and our regional sports networks.

Franchise Fees    The increases in franchise fees collected from our cable subscribers for the three and nine months ended September 30, 2006, compared to the same periods in 2005 are primarily due to the increases in our revenues upon which the fees apply.

Cable Segment Operating Expenses

Our new systems contributed $264 million and $279 million, respectively, of our increases in operating expenses for the three and nine months ended September 30, 2006. Operating expenses from our historic systems also increased as a result of growth in our high-speed Internet, digital cable and Comcast Digital Voice services.

Cable Segment Selling, General and Administrative Expenses

Our new systems contributed $160 million and $166 million, respectively, of our increases in selling, general and administrative expenses for the three and nine months ended September 30, 2006. Selling, general and administrative expenses from our historic systems also increased as a result of growth in our high-speed Internet, digital cable and Comcast Digital Voice services.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Content Segment Operating Results

The following table presents our Content segment operating results:

	Three Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2006	2005	$	%
Revenues	$258	$237	$21	8.9%
Operating, selling, general and administrative expenses	170	166	4	2.4
Operating income before depreciation and amortization	$88	$71	$17	22.4%

	Nine Months Ended September 30,		Increase/(Decrease)
(Dollars in millions)	2006	2005	$	%
Revenues	$770	$684	$86	12.6%
Operating, selling, general and administrative expenses	572	444	128	28.8
Operating income before depreciation and amortization	$198	$240	$(42)	(17.6)%

Content Segment Revenues

Content revenues for the three and nine months ended September 30, 2006, increased 8.9% and 12.6% compared to the same periods in 2005, primarily due to increases in advertising revenue and license fee revenue. For the three and nine months ended September 30, 2006 and 2005, approximately 12% and 11% respectively, of our Content segment revenues were generated from our Cable segment. These amounts are eliminated in our consolidated financial statements, but are included in the amounts presented above.

Content Segment Operating, Selling, General and Administrative Expenses

Content operating, selling, general and administrative expenses for the three and nine months ended September 30, 2006, increased 2.4% and 28.8%, respectively, compared to the same periods in 2005, primarily due to an increase in the production of and programming rights costs for new and live event programming for our cable networks, including the NHL on VERSUS (for the 2006 nine month period), and a corresponding increase in marketing expenses for this programming. We have and expect to continue to invest in new and live event programming, such as our rights agreement with the NHL, that will cause our Content segment expenses to increase in the future.

Consolidated Other Income (Expense) Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in millions)	2006	2005	2006	2005
Interest expense	$(530)	$(422)	$(1,502)	$(1,333)
Investment income (loss), net	857	(104)	935	36
Equity in net (losses) income of affiliates	(65)	(18)	(86)	(19)
Other income (expense)	96	19	194	(58)
	$358	$(525)	$(459)	$(1,374)

Interest Expense

The increases in interest expense for the three and nine months ended September 30, 2006, compared to the same periods in 2005 are primarily due to the effects of an increase in our average debt outstanding, higher interest rates on our variable rate debt, as well as to the effects of the gains on the early extinguishment of certain debt and interest rate swaps during the three and nine months ended September 30, 2005.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2006 and 2005, are presented in a table in Note 5 to our consolidated financial statements. In connection with the Adelphia and Time Warner transactions, we recognized gains of approximately $694 million for the three and nine months ended September 30, 2006 (see Note 4).

We have entered into derivative financial instruments that we account for at fair value and that economically hedge the market price fluctuations in the common stock of all of our investments accounted for as trading securities (as of December 31, 2005). The differences between the unrealized gains (losses) on trading securities and the mark to market adjustments on derivatives related to trading securities, as presented in the table in Note 5 to our consolidated financial statements, result from one or more of the following:

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

Other Income (Expense)

Other income for the three months ended September 30, 2006, consists principally of a $100 million gain on the sale of investment assets. Other income for the nine months ended September 30, 2006, consists principally of $154 million of gains on the sales of investment assets, and a $35 million gain on the sale of one of our equity method investments. Other expense for the nine months ended September 30, 2005, consists principally of a $170 million charge representing our share of the settlement amount related to certain of AT&T’s litigation with At Home Corporation, partially offset by $55 million of gains on the sales or restructurings of investment assets, and a $24 million gain on the exchange of one of our equity method investments.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2006, reflects an income tax rate higher than the federal statutory rate primarily due to state income taxes, adjustments to prior year accruals, including related interest. We expect our 2006 annual effective tax rate to be in the range of 40% to 45%. Income tax expense for the three and nine months ended September 30, 2005 reflects an income tax rate higher than the federal statutory rate primarily due to state income taxes and adjustments to prior year accruals and related interest.

Liquidity and Capital Resources

We borrowed $3.383 billion during the three months ended September 30, 2006, and our cash equivalents totaled $2.774 billion at September 30, 2006. In October 2006, we used those funds to refinance the debt related to the Houston Asset Pool ($1.4 billion) and to fund our remaining portion of SpectrumCo, LLC’s successful bids in connection with the Federal Communications Commission’s advanced wireless spectrum auction ($960 million) (see Note 4).

As we describe further below, our businesses generate significant cash flow from operating activities. The proceeds from monetizing our nonstrategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

financing. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, repurchase our stock and invest in business opportunities.

Operating Activities

Net cash provided by operating activities amounted to $5.132 billion for the nine months ended September 30, 2006, due principally to our operating income before depreciation and amortization, the effects of the timing of interest and income tax payments, and changes in other operating assets and liabilities.

During the nine months ended September 30, 2006, the net change in our operating assets and liabilities was a decrease of $72 million, primarily due to an increase in our accounts receivable of $136 million, a decrease in other operating assets and liabilities of $238 million, partially offset by an increase in our accounts payable and accrued expenses related to trade creditors of $302 million.

Financing Activities

Net cash provided by financing activities was $2.006 billion for the nine months ended September 30, 2006, and consisted principally of our proceeds from borrowings of $5.970 billion, offset by our debt repayments of $2.222 billion, and repurchases of approximately 64 million shares of our Class A Special common stock for $1.882 billion (recognized on a settlement date or cash basis).

We have made, and may, from time to time in the future, make optional repayments on our debt obligations that may include open market repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of September 30, 2006, amounts available under these facilities totaled $4.657 billion.

Share Repurchase Program

As of September 30, 2006, the maximum dollar value of shares that may be repurchased under our Board-authorized share repurchase program is approximately $3.5 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

See Note 7 to our consolidated financial statements for further discussion of our financing activities.

Investing Activities

Net cash used in investing activities was $5.057 billion for the nine months ended September 30, 2006, and consisted primarily of capital expenditures of $3.051 billion, cash paid for acquisitions of $3.8 billion (primarily related to the Adelphia and Susquehanna acquisitions), cash paid for intangible assets of $227 million and cash paid for investments of $471 million (primarily related to SpectrumCo, LLC.) These cash outflows were partially offset by proceeds from the sale and restructuring of investments of approximately $2.519 billion (primarily related to our investments in TWE and TWC).

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

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2005 Form 10-K.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES

ABOUT MARKET RISK

There have been no significant changes to the information required under this Item from what was disclosed in our 2005 Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

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

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 10 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A: RISK FACTORS

For a more detailed explanation of the factors affecting our businesses, please refer to the Risk Factors section in Item 1A of our 2005 Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES

AND USE OF PROCEEDS

A summary of our repurchases during the three months ended September 30, 2006, under our Board-authorized repurchase program, on a trade-date basis, is as follows:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
July 1-31, 2006	222,427	$32.38	200,000	$6,439,880	$3,941,780,948
August 1-31, 2006	23,632	$34.71	—	—	3,941,780,948
September 1-30, 2006	14,409,131	$33.75	14,404,383	486,192,985	3,455,587,963
Total	14,655,190	$33.73	14,604,383	$492,632,865	$3,455,587,963

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

The total number of shares purchased includes 50,807 shares received in the administration of employee equity compensation plans. In January 2006, our Board of Directors authorized a $5 billion increase to our share repurchase program.

ITEM 6: EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

2.1

Amendment No. 1, dated June 24, 2005, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia Communications Corporation (“Adelphia”) and Comcast (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated July 31, 2006).

2.2

Amendment No. 3, dated June 26, 2006, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia and Comcast (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K dated July 31, 2006).

2.3

Amendment No. 4, dated July 31, 2006, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia and Comcast (incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K dated July 31, 2006).

3.1		By-laws of Comcast Corporation, dated July 6, 2006 (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K dated July 6, 2006).

10.1	*	Amendment to Life Insurance Premium and Tax Bonus Agreement between Comcast and Brian L. Roberts dated as of September 15, 2006.

31		Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2006

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: October 30, 2006