Form 10-K
period 2006-12-31
COMCAST CORP
filed 2007-02-26
CIK 1166691

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission file number 001-32871

COMCAST CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	27-0000798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1500 Market Street, Philadelphia, PA	19102-2148
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 665-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock, $0.01 par value	Nasdaq Global Select Market
Class A Special Common Stock, $0.01 par value	Nasdaq Global Select Market
2.0% Exchangeable Subordinated Debentures due 2029	New York Stock Exchange
7.00% Notes due 2055	New York Stock Exchange
7.00% Notes due 2055, Series B	New York Stock Exchange
8.375% Guaranteed Notes due 2013	New York Stock Exchange
9.455% Guaranteed Notes due 2022	New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

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

Yes  ☐    No  ☒

As of June 30, 2006, the aggregate market value of the Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $44.708 billion and $23.300 billion, respectively.

As of December 31, 2006, after giving effect to our February 2007 stock split, there were 2,060,357,960 shares of Class A common stock, 1,049,725,007 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part II and IV—Portions of the Registrant’s Annual Report to Shareholders for the year ended December 31, 2006.

Part III—The Registrant’s definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in May 2007.

COMCAST CORPORATION

2006 ANNUAL REPORT ON FORM 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2006. This Annual Report on Form 10-K modifies and supersedes documents filed prior to it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast”; Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

i

PART I

ITEM 1:	BUSINESS

We are the largest cable operator in the United States and offer a variety of consumer entertainment and communication products and services. As of December 31, 2006, our cable systems served approximately 23.4 million video subscribers, 11 million high-speed Internet subscribers and 2.4 million phone subscribers and passed approximately 45.7 million homes in 39 states and the District of Columbia. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors (including our immediate predecessor, Comcast Holdings), we have developed, managed and operated cable systems since 1963.

We classify our operations in two reportable segments: Cable and Programming. Our Cable segment, which generates approximately 95% of our consolidated revenues, manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”), as well as our regional sports and news networks.

Our Programming segment consists of our six consolidated national programming networks: E!, Style, The Golf Channel, VERSUS (formerly known as OLN), G4 and AZN Television.

Our other business interests include Comcast Spectacor, which owns the Philadelphia Flyers, the Philadelphia 76ers and two large multipurpose arenas in Philadelphia and manages other facilities for sporting events, concerts and other events. Comcast Spectacor and all other consolidated businesses not included in our Cable or Programming segment are included in “Corporate and Other” activities.

On January 31, 2007, our Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend (the “Stock Split”) payable on February 21, 2007, to shareholders of record on February 14, 2007. The number of shares outstanding and related amounts presented in this Annual Report on Form 10-K have been adjusted to reflect the Stock Split for all periods presented.

For financial and other information on our segments, refer to Note 14 to our consolidated financial statements included in our 2006 Annual Report to Shareholders, which is filed as Exhibit 13.1 to, and portions of which are incorporated by reference in, this Annual Report on Form 10-K.

AVAILABLE INFORMATION AND WEB SITES

Our phone number is (215) 665-1700, and our principal executive offices are located at 1500 Market Street, Philadelphia, PA 19102-2148. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC pursuant to Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) are available free of charge on the SEC’s Web site at www.sec.gov and on our Web site at www.comcast.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our Web site is not incorporated into our SEC filings.

GENERAL DEVELOPMENTS OF OUR BUSINESSES

We operate our businesses in an increasingly competitive, highly regulated and technologically complex environment. During 2006, we continued to focus on our strategy of growth in subscribers for our products and services. Our Cable business continued the deployment and marketing of our digital phone service (“Comcast Digital Voice”) and additional digital cable services, such as video on demand, which we refer to as “ON DEMAND,” Digital Video Recorder (“DVR”) and High Definition Television (“HDTV”). Our Programming business expanded its ownership and management of programming businesses.

The following are the more significant developments during 2006:

•

completed transactions with Adelphia and Time Warner that resulted in a net increase of 1.7 million video subscribers, a net cash payment by us of approximately $1.5 billion and the disposition of our ownership interest in Time Warner Cable Inc. (“TWC”) and Time Warner Entertainment Company, L.P. (“TWE”), the assets of two cable system partnerships and the transfer of our previously owned cable systems in Los Angeles, Cleveland and Dallas. We collectively refer to these transactions as the “Adelphia and Time Warner transactions.”

•

initiated the dissolution of the Texas and Kansas City Cable Partnership (“TKCCP”) that resulted in our acquisition of cable systems serving Houston, Texas (approximately 700,000 video subscribers) in January 2007

•	acquired the cable systems of Susquehanna Communications serving approximately 200,000 video subscribers for approximately $775 million

•	acquired the 39.5% interest in E! Entertainment Television (which operates the E! and Style programming networks) that we did not already own for approximately $1.2 billion

•

participated in a consortium of investors (“SpectrumCo”) that acquired wireless spectrum licenses covering approximately 91% of the population in the United States for approximately $2.4 billion (our portion was $1.3 billion)

•

repurchased approximately 113 million shares (adjusted to reflect the Stock Split) of our Class A Special common stock pursuant to our Board-authorized share repurchase program for approximately $2.3 billion

DESCRIPTION OF OUR BUSINESSES

Cable Segment

The table below summarizes certain information for our cable operations as of December 31. In July 2006, we transferred our previously owned cable systems located in Los Angeles, Cleveland and Dallas (“Comcast Exchange Systems”) to Time Warner Cable. The information provided in the table below excludes the Comcast Exchange Systems for all dates presented.

	2006	2005	2004	2003	2002
Homes and subscribers in millions:
Video
Homes Passed(a)	45.7	38.6	37.8	36.9	36.2
Subscribers(b)	23.4	20.3	20.5	20.4	20.2
Penetration	51.3%	52.7%	54.1%	55.1%	55.9%
Digital Cable
Subscribers(c)	12.1	9.1	8.1	7.1	6.2
Penetration	51.9%	44.8%	39.4%	35.1%	30.6%
High-Speed Internet
“Available” Homes(d)	45.2	38.2	37.1	32.2	30.1
Subscribers	11.0	8.1	6.6	5.0	3.4
Penetration	24.4%	21.1%	17.8%	15.4%	11.2%
Phone
“Available” Homes(d)	31.5	19.6	8.9	7.9	8.1
Subscribers	2.4	1.2	1.1	1.1	1.2
Penetration	7.6%	6.0%	12.2%	14.2%	14.9%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

A home is “passed” if we can connect it to our distribution system without further extending the transmission lines. As described in Note (b) below, in the case of certain multiple dwelling units (“MDUs”), such as apartment buildings and condominium complexes, homes “passed” are counted on an adjusted basis. “Homes passed” is an estimate based on the best available information.

(b)

Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one cable subscriber. In the case of some MDUs, we count homes passed and cable subscribers on a Federal Communications Commission (“FCC”) equivalent basis by dividing total revenue received from a contract with an MDU by the standard residential rate where the specific MDU is located.

(c)	A dwelling with one or more digital set-top boxes counts as one digital cable subscriber. On average, as of December 31, 2006, each digital cable subscriber had 1.5 digital set-top boxes.
(d)

A home passed is “available” if we can connect it to our distribution system without further upgrading the transmission lines and if we offer the service in that area. Available homes for phone include digital phone and circuit-switched homes.

Cable Services

We offer a variety of services over our cable systems, including video, high-speed Internet and phone.

With our cable system upgrade substantially complete, we are now focusing our technology investments on extending the reach and capacity of our networks, improving network efficiency, increasing the capacity and improving the functionality of advanced set-top boxes, developing cross-service features and functionality, developing interactive services and integrating phone features with our high-speed Internet service and our advanced set-top boxes.

Substantially all of our subscribers are residential customers. We also tailor our cable services to the needs of businesses, such as restaurants, hotels and small businesses. We expect the number of business services subscribers to grow substantially over the next several years.

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

Basic cable. Our basic cable services consist of a limited basic service with access to between 10 and 20 channels of programming and an expanded basic service with access to between 60 and 80 channels of programming. These services generally consist of programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming.

Digital cable. Our digital cable services consist of a digital starter cable service, a full digital cable service, and some specialty tiers with sports, family or ethnic themes. The digital starter cable service uses a digital set-top box to deliver between 60 and 80 channels of video programming, multiple music channels, an interactive program guide and a partial ON DEMAND library. Full digital cable services also use a digital set-top box to deliver over 250 channels of video programming, multiple music channels, an interactive program guide, access to a full ON DEMAND library, and multiple offerings from any premium channel programming purchased by the subscriber (including programming that varies as to time of broadcast and theme of content).

Video on demand. Our video on demand service, which we refer to as ON DEMAND, allows our digital starter cable and full digital cable subscribers the opportunity to choose from a library of programs, start the programs at whatever time is convenient, and pause, rewind or fast-forward the programs. A substantial portion of our ON DEMAND content is available to our digital cable subscribers at no additional charge.

Subscription video on demand. Our subscription video on demand service provides subscribers with ON DEMAND access to packages of programming that are either associated with a particular premium content provider to which they already subscribe, such as HBO On-Demand, or are otherwise made available on a subscription basis. Certain selected packages of programming are available for an additional fee.

High-Definition Television. Our HDTV service provides our digital cable subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen format. Our HDTV service offers a broad selection of high-definition programming with access up to approximately 20 high-definition channels, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks. In addition, our ON DEMAND service provides more than 150 HDTV programming choices.

Digital Video Recorder. Our DVR service lets digital cable subscribers select, record and store programs and play them at whatever time is convenient. DVR service also provides the ability to pause and rewind “live” television.

Premium channel programming. Our premium channel programming service, which includes cable networks such as HBO, Showtime, Starz and Cinemax, generally offers, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features.

Pay-per-view programming. Our pay-per-view service allows our cable subscribers to order, for a separate fee, individual movies and special-event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

High-Speed Internet Services

We offer high-speed Internet service with Internet access at downstream speeds from 6Mbps to 16Mbps, depending on the level of service selected. This service also includes our interactive portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of proprietary content and value-added features and enhancements that are designed to take advantage of the speed of the Internet service we provide.

Phone Services

We offer Comcast Digital Voice, our IP-enabled phone service that provides unlimited local and domestic long-distance calling, including features such as Voice Mail, Caller ID and Call Waiting. As of December 31, 2006, Comcast Digital Voice service was available to 32 million homes. We anticipate that, by the end of 2007, approximately 85% of our homes passed will have access to Comcast Digital Voice.

In some areas, we provide our circuit-switched local phone service. Subscribers to this service have access to a full array of calling features and third-party long-distance services. At this time, we are now focusing our marketing efforts on Comcast Digital Voice.

Advertising

As part of our programming license agreements with programming networks, we often receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We also coordinate the advertising sales efforts of other cable operators in some markets, and in other markets we have formed and operate advertising interconnects, which establish a physical, direct link between multiple cable systems and provide for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator.

Regional Sports and News Networks

Our regional sports and news networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, CN8—The Comcast Network, Comcast SportsNet Chicago, MountainWest Sports Network and Comcast SportsNet West (Sacramento). These networks earn revenue through the sale of advertising time and from monthly per subscriber license fees paid by cable system operators and direct broadcast satellite (“DBS”) companies.

Other Revenue Sources

We also generate revenues from installation services, commissions from third-party electronic retailing and from other services, such as providing businesses with data connectivity and networked applications.

Sources of Supply

To offer our video services, we license from programming networks the substantial majority of the programming we distribute (both channels and ON DEMAND programs) for which we generally pay a monthly fee on a per video subscriber, per channel basis. We attempt to secure long-term licenses with volume discounts and/or marketing support and incentives for this programming. We also license individual programs or packages of programs from program suppliers for our ON DEMAND service, generally under shorter-term agreements.

Our video programming expenses are increased by the growth in the number of video subscribers, the increase in the number of channels and programs we provide, and increases in license fees. We expect our programming expenses to continue to be our largest single expense item and to increase in the future. In recent years, the cable and satellite television industries have experienced a substantial increase in the cost of programming, particularly sports programming. We anticipate that these increases may be mitigated, to some extent, by volume discounts.

To offer our high-speed Internet portal service, we license the software products (such as e-mail) and content (such as news feeds) that we integrate into our service from a variety of suppliers under multiyear contracts in which we generally pay a monthly fee on a per subscriber or fixed fee basis.

To offer Comcast Digital Voice, we license the software products (such as voice mail) that we integrate into our service from a variety of suppliers under multiyear contracts and payment is based upon consumption of the related services.

Customer and Technical Service

We service our subscribers through local, regional and national call and technical centers. Generally, our call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services function performs various tasks, including installations, transmission and distribution plant maintenance, plant upgrades and activities related to customer service.

Technology Development

Historically, we have relied on third-party hardware and software vendors for many of the technologies needed for the operation of our businesses, the addition of new features to existing services, and the development and commercialization of new service offerings. In recent years, we have begun developing strategically important software and technologies internally and integrating third-party software to our specifications. We have arranged for long-term access rights to national fiber-based networks that we actively manage to interconnect our local and regional distribution systems and to facilitate the efficient delivery of our services. We expect these efforts to continue and expand in the future. These efforts require greater initial expenditures than would be required if we continued to purchase or license these products and services from third parties.

We have begun to explore various ways to offer wireless services. We have entered into a strategic alliance with a wireless carrier to offer its wireless service integrated with our cable services and to develop technology that facilitates further integration. We have also purchased our own wireless spectrum, both directly and through a consortium. We have not yet built any networks using our spectrum, but we are exploring various strategies to utilize this spectrum to enhance our service offerings and offer new services.

Sales and Marketing

We offer our products and services through direct customer contact through our call centers, door-to-door selling, direct mail advertising, television advertising, local media advertising, telemarketing and retail outlets. In 2006, we began marketing our video, high-speed Internet and Comcast Digital Voice services in a package that we refer to as the “triple play.”

Competition

We operate our businesses in an increasingly competitive environment. We compete with a number of different companies that offer a broad range of services through increasingly diverse means. In addition, we operate in a technologically complex environment where it is likely new technologies will further increase the number of competitors we face for our video, high-speed Internet and phone services, and our advertising business. We expect advances in communications technology to continue in the future and we are unable to predict what effects these developments will have on our businesses and operations.

Video Services

We compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming, data and other information to receiving dishes located on the subscriber’s premises

•

incumbent local exchange carriers (“ILECs”) that are building wireline fiber-optic networks, and in some cases using Internet protocol technology, to provide video services in substantial portions of their service areas and have begun to offer this service in several of our markets, in addition to marketing DBS service in certain areas

•

other wireline communications providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators or under an alternative regulatory scheme known as open video systems (“OVS”)

•	online services that offer Internet video streaming, downloading and distribution of movies, television shows and other video programming

•	satellite master antenna television systems, known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments

•	local television broadcast stations that provide free over-the-air programming which can be received using an antenna and a television set

•	digital subscription services transmitted over local television broadcast stations that can be received by a special set-top box

•	wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming

•	video stores and home video products

•	movie theaters

•	newspapers, magazines and books

•	live concerts and sporting events

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC adopted rules favoring new investment by ILECs in fiber-optic networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video service offerings. Furthermore, Congress and various state governments are considering measures that would reduce or eliminate local franchising requirements for new entrants into the multichannel video marketplace, including ILECs. Certain of such franchising entry measures have already been adopted by the FCC and nine states. We could be significantly disadvantaged if proposals to change franchising rules for our competitors, but not for cable operators, are approved and implemented (see “Legislation and Regulation” below).

DBS Systems. According to recent government and industry reports, conventional, medium- and high-power satellites currently provide video programming to over 29 million subscribers in the United States. DBS providers with high-power satellites typically offer more than 300 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DirecTV and EchoStar, provide service to substantially all of these DBS subscribers.

High-power satellite service can be received throughout the continental United States through small rooftop or side-mounted outside antennas. Satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and quality of signals currently delivered to subscribers by DBS.

Federal legislation establishes, among other things, a compulsory copyright license that permits satellite systems to retransmit local broadcast television signals to subscribers who reside in the local television station’s market. These companies are currently transmitting local broadcast signals in most markets that we serve. Additionally, federal law generally provides satellite systems with access to cable-affiliated video programming services delivered by satellite. DBS providers are competitive with cable operators like us because they offer programming that closely resembles what we offer. These DBS providers are also attempting to expand their service offerings to include, among other things, high-speed Internet service and have entered into marketing arrangements in which their service is promoted and sold by ILECs.

ILECs. ILECs, in particular AT&T and Verizon, are building fiber-optic networks to provide video services in substantial portions of their service areas and have begun to offer this service in several of our service areas, in addition to entering into joint marketing arrangements with DBS providers in certain areas. The ILECs have taken various positions on the question of whether they need a local cable television franchise to provide video services. Some, like Verizon, have applied for local cable franchises while others, like AT&T, claim that they can provide their video services without a local cable franchise. Notwithstanding their positions, both AT&T and Verizon have filed for video service franchise certificates pursuant to recent state franchising legislation (see “Legislation and Regulation” below).

Other Wireline Providers. We operate our cable systems pursuant to nonexclusive franchises that are issued by a local community governing body, such as a city council or county board of supervisors or, in some cases, by a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to ILECs, various companies, including those that traditionally have not provided cable services and have substantial financial resources (such as public utilities, including those that own some of the poles to which our cables are attached), have obtained cable franchises and provide competing communications services. These and other wireline communications systems offer video and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will emerge in other franchise areas that we serve.

SMATV. Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation like local franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and much of the programming offered by our cable systems. In addition, some SMATV operators are offering packages of phone, Internet access and video services to residential and commercial developments.

Broadcast Subscription Services. Local television broadcasters in a few markets sell digital subscription services. These services typically contain a limited number of cable programming services at a price of approximately $20 per month.

High-Speed Internet Services

We compete with a number of other companies, many of which have substantial resources, including:

•	ILECs and other telephone companies

•	Internet service providers (“ISPs”), such as AOL, Earthlink and Microsoft

•	wireless phone companies and other providers of wireless Internet services

•	power companies

The deployment of digital subscriber line (“DSL”) technology allows Internet access to be provided to subscribers over telephone lines at data transmission speeds substantially greater than those of conventional modems. ILECs and other companies offer DSL service, and several of them have increased transmission speeds, lowered prices or created bundled service packages. In addition, some ILECs, such as Verizon and AT&T, are constructing fiber-optic networks that allow them to provide data transmission speeds that exceed those that can be provided with DSL technology and are now offering such higher speed service in numerous markets. The FCC has reduced the obligations of ILECs to offer their broadband facilities on a wholesale or retail basis to competitors, and it has freed their DSL services of common carrier regulation.

Various wireless phone companies are offering wireless high-speed Internet services. In addition, in a growing number of commercial areas, such as retail malls, restaurants and airports, wireless “WiFi” and “WiMax” Internet access capability is available. Numerous local governments are also considering or actively pursuing publicly subsidized WiFi and WiMax Internet access networks.

A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached access agreements with several national and regional third-party ISPs, although to date these ISPs have made limited use of their rights. We cannot provide any assurance, however, that regulatory authorities will not impose so-called “open access” or similar requirements on us as part of an industry-wide requirement. Additionally, Congress and the FCC are considering creating certain rights for Internet content providers and for users of high-speed Internet services by imposing “network neutrality” requirements upon service providers. These requirements could adversely affect our high-speed Internet services business (see “Legislation and Regulation” below).

We expect competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, product features, customer service, transmission speed and bundled services.

Phone Services

Our Comcast Digital Voice service and circuit-switched local phone service compete against ILECs, wireless phone service providers, competitive local exchange carriers (“CLECs”) and other Voice-over-IP (“VoIP”) service providers. The ILECs have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources.

We anticipate that by the end of 2007, approximately 85% of our homes passed will have access to Comcast Digital Voice. We expect some of our circuit-switched phone subscribers to migrate to our Comcast Digital Voice service over the next several years. The competitive nature of the phone business may negatively affect demand for and pricing of our phone services.

Advertising

We compete against a wide variety of media for sales of advertising, including local television broadcast stations, national television broadcast networks, national and regional cable television networks, local radio broadcast stations, local and regional newspapers, magazines, and Internet sites.

Programming Segment

The table below presents information as of December 31, 2006, relating to our consolidated national programming networks:

Programming Network	Approximate U.S. Subscribers (in millions)	Description
E!	81	Pop culture and entertainment-related programming
Style	37	Lifestyle-related programming
The Golf Channel	63	Golf and golf-related programming
VERSUS	61	Sports and leisure programming
G4	53	Gamer lifestyle programming
AZN Television	14	Asian American programming

Revenue for our programming networks is principally generated from the sale of advertising and from monthly per subscriber license fees paid by cable system operators, DBS companies and other multichannel video programming distributors (“MVPDs”) that have typically entered into multiyear contracts to distribute our programming networks. To obtain long-term contracts with distributors, we may make cash payments, provide an initial period in which license fee payments are waived or do both. Our programming networks assist distributors with ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers.

Although we believe prospects of continued carriage and marketing of our programming networks by larger distributors are generally good, the loss of one or more of such distributors could have a material effect on our programming networks.

Sources of Supply

Our programming networks often produce their own television programs and broadcasts of live events. This often requires us to acquire the rights to the content that is used in such productions (such as rights to screenplays or sporting events). In other cases, our programming networks license the cable telecast rights to television programs produced by third parties.

Competition

Our programming networks compete with other television programming services for distribution and programming. In addition, our programming networks compete for audience share with all other forms of programming provided to viewers, including broadcast networks, local broadcast stations, pay and other cable networks, home video, pay-per-view and video on demand services and online activities. Finally, our programming networks compete for advertising revenue with other national and local media, including other television networks, television stations, radio stations, newspapers, Internet sites and direct mail.

Other Businesses

In addition to our controlling interest in Comcast Spectacor, which owns the Philadelphia Flyers, the Philadelphia 76ers and two large multipurpose arenas, we also own noncontrolling interests in MGM, iN DEMAND, TV One, PBS KIDS Sprout, FEARnet, SportsChannel New England, New England Cable News, Pittsburgh Cable News Channel, Music Choice and Sterling Entertainment.

LEGISLATION AND REGULATION

Our video and phone services are subject to numerous requirements, prohibitions and limitations imposed by various federal and state laws and regulations, local ordinances and our franchise agreements. Our high-speed Internet service, while not currently subject to significant regulation, may be subject to such regulation in the future. Our Programming businesses are, with limited exceptions, not subject to direct governmental regulation. In addition, our video services are subject to compliance with the terms of the FCC’s July 2006 order approving the Adelphia and Time Warner transactions (the “Adelphia Order”).

The most significant federal law affecting our cable business is the Communications Act of 1934, as amended (the “Communications Act”). The Communications Act and the regulations and policies of the FCC affect significant aspects of our cable system video services, including cable system ownership, video subscriber rates, carriage of broadcast television stations, the way we sell our programming packages to subscribers, access to cable system channels by franchising authorities and other third parties, and use of utility poles and conduits. Additionally, the Communications Act and FCC regulations affect the offering of our high-speed Internet services and phone services.

Video Services

Ownership Limits. The FCC is considering imposing “horizontal ownership limits” that would limit the percentage of video subscribers that any single cable provider could serve nationwide. A federal appellate court struck down the previous 30% limit, and the FCC is now considering this issue anew. We serve approximately

27% of multichannel video subscribers. If the FCC were to reinstate ownership limits similar to those previously imposed, such limits would restrict our ability to take advantage of future growth opportunities. The FCC is also assessing whether it should reinstate “vertical ownership limits” on the number of affiliated programming networks a cable operator may carry on its cable systems. The previous limit of 40% of the first 75 channels was also invalidated by the federal appellate court. The percentage of affiliated programming networks we currently carry is well below the previous 40% limit, but it is uncertain how any new vertical limits might affect our Programming businesses. In addition, the FCC is considering revisions to its ownership attribution rules that would affect which cable subscribers are counted under any horizontal ownership limit and which programming interests are counted under any vertical ownership limit. It is uncertain when the FCC will rule on these issues.

Pricing and Packaging. The Communications Act and the FCC’s regulations and policies limit the prices that cable systems may charge for limited basic service, equipment and installation as well as the manner in which cable operators may package premium or pay-per-view services with other tiers of service. These rules do not apply to cable systems that are determined by the FCC to be subject to “effective competition,” but these determinations have thus far been made for only a small number of our cable systems. Failure to comply with these rate rules can result in rate reductions and refunds for subscribers. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations on the cable industry, including proposals requiring cable operators to offer programming services on an a la carte or themed-tier basis instead of, or in addition to, our current packaged offerings. It is unclear whether or when Congress, the FCC or any other regulatory agency may adopt any new requirements with respect to the pricing or packaging of video services and how such requirements, if adopted, would affect our Cable and Programming businesses. Additionally, Communications Act uniform pricing requirements may affect our ability to respond to increased competition through offers, promotions or other discounts that aim to retain existing subscribers or regain those we have lost.

Must-Carry/Retransmission Consent. Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and non-commercial television stations (“must-carry”). Alternatively, local television stations may insist that a cable operator negotiate for “retransmission consent,” which may enable popular stations to demand cash payments or other significant concessions (such as the carriage of, and payment for, other programming networks affiliated with the broadcaster) as a condition of transmitting the TV broadcast signals that cable subscribers expect to receive. As part of the transition from analog to digital broadcast transmission (now scheduled for completion in February 2009), Congress and the FCC gave each local broadcast station a digital channel, capable of carrying multiple programming streams, in addition to its current analog channel. The FCC has to date rejected proposals to require cable operators to: (i) simultaneously carry both the analog and digital signals of each broadcaster during the transition (cable operators currently are obligated to carry only the broadcaster’s analog signal during the transition); and (ii) carry the multiple program streams transmitted within a broadcaster’s digital signal (cable operators currently are obligated to carry only the primary digital video stream of the broadcaster after the broadcaster surrenders its analog channel). However, such proposals may continue to be presented by the FCC. In general, if such expanded carriage requirements were adopted, we would have less freedom and capacity to provide the services that we believe will be of greatest interest to our subscribers.

Program Access/Licensee Agreements. The Communications Act and the FCC’s “program access” rules generally prevent satellite video programmers affiliated with cable operators from favoring cable operators over competing MVPDs, such as DBS, and limit the ability of such programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2007 and is expected to launch a proceeding to consider a further extension of the exclusivity restrictions in the first half of 2007. There is also increased attention at the FCC and in Congress focused on exclusive arrangements involving sports programming. In addition, the Communications Act and the FCC’s “program carriage” rules prohibit cable operators or other MVPDs from requiring a financial interest in any video programming network as a condition of carriage or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its nonaffiliation in the selection, terms or conditions for carriage. The FCC is planning to launch a rulemaking aimed at streamlining the complaint processes for program access and program carriage complaints. Any decision by the FCC or Congress to apply new program access or program carriage regulations to cable operators could have an adverse impact on our businesses. Additionally, the FCC’s Adelphia Order (discussed below) expands the application of the program access rules to Comcast-affiliated regional sports networks (“RSNs”) and establishes an arbitration option for disputes over carriage of unaffiliated RSNs.

Cable Equipment Issues. The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Currently, most cable subscribers access these services using a leased set-top box that integrates cable access security with other operating functions. Subscribers may also obtain digital video services through a separate piece of equipment, known as a CableCARD, that connects to digital cable devices purchased at retail. Effective July 2007, cable operators must cease placing into service new set-top boxes with integrated security. At that time, newly deployed leased set-top boxes must use a separate piece of equipment (typically a CableCARD) to provide access to digital video services. A federal court upheld the ban on integrated set-top box security in August 2006, leaving any subsequent relief to the FCC. We and other companies subject to the ban are currently seeking FCC waivers to exempt some limited function set-top boxes from the ban and/or to extend the deadline to accommodate a newer security technology that can be downloaded to leased set-top boxes as well as retail equipment. Our waiver request for limited-function set-top boxes was denied by the FCC’s Media Bureau in January 2007. We have requested a review of that decision by the full FCC, but there is no assurance that our request will be granted. If the FCC does not extend the deadline and does not grant our waiver request, we will be forced to incur added costs in purchasing CableCARD-enabled set-top boxes and the associated CableCARDs.

In addition, the FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of “plug-and-play” TV sets that can connect directly to the cable network and receive one-way analog and digital video services without the need for a set-top box. We believe that we are substantially in compliance with these one-way plug-and-play requirements.

Franchise Matters. Cable operators generally operate their cable systems pursuant to non-exclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act contains provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects generally are favorable.

There has been considerable activity at the federal and state level regarding franchise requirements imposed on new entrants. In December 2006, the FCC adopted new rules designed to ease the franchising process and reduce franchising burdens for new entrants. In announcing this decision, the FCC said that it would, among other things, limit the range of financial, construction and other commitments that franchising authorities can request of new entrants, require franchising authorities to act on franchise applications by certain new entrants (such as ILECs) within 90 days, and preempt certain local “level playing field” franchising requirements. However, the FCC has not yet released the text of its order, so the terms are not yet fully known. We expect the order will be subject to a court challenge once it is released. In addition, Congress and various state governments are considering measures that would lessen or eliminate franchising requirements for new entrants, including ILECs. Several states have already enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants, thus relieving new entrants of many of the local franchising burdens faced by incumbent operators. Certain of these state statutes allow the incumbent cable operator to “opt into” the new state franchise where a competing state franchise has been issued for the incumbent’s franchise area. However, even in those states where the incumbent cable operator is allowed to opt into a state franchise, the incumbent operator typically retains certain franchise obligations that are more burdensome than the new entrant’s state franchise. We have significant operations in several of the states that have passed state franchising legislation and we anticipate that additional states will pass similar franchising legislation.

The FCC has also announced that it will initiate a follow-on rulemaking to consider whether to make similar changes for existing cable operators. We could be materially disadvantaged if rules that provide less burdensome franchising requirements for new entrants, but not existing operators, are implemented. Furthermore, Congress may also consider proposals to eliminate or streamline local franchising requirements for ILECs and other new entrants. If enacted, this legislation could materially disadvantage existing operators.

Pole Attachments. The Communications Act requires phone companies and other utilities (other than those owned by municipalities or cooperatives) to provide cable systems with nondiscriminatory access to any pole or right-of-way controlled by the utility. The rates that utilities may charge for such access are regulated by the FCC or, alternatively, by states that certify to the FCC that they regulate such rates. Several states in which we have cable systems have certified that they regulate pole rates. There is always the possibility that the FCC or a state could permit the increase of pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method for calculating those rates for cable systems over which various phone services are transmitted remain unclear, and there is a risk that we will face significantly higher pole attachment costs as our phone business expands.

Privacy Regulation. The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of subscribers’ personal information by cable operators and phone providers. Additional requirements may be imposed if and to the extent state or local authorities establish their own privacy standards. In addition, the FCC, the Federal Trade Commission and many states have adopted rules that limit the telemarketing practices of cable operators and other commercial entities.

Copyright Regulation. In exchange for filing certain reports and contributing a percentage of revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The possible modification or elimination of this copyright license is the subject of ongoing legislative and administrative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming expenses. Further, the Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services. In addition, we pay standard industry licensing fees to use music in the programs we create, including our Cable businesses’ local advertising and local origination programming, and our Programming businesses’ original programs. These licensing fees have been the source of litigation with music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

PEG/Leased Access. The Communications Act permits franchising authorities to require cable operators to set aside the use of channels for public, educational and governmental (“PEG”) access programming. Many of our cable systems provide substantial channel capacity and financial support for PEG programming. The Communications Act also requires a cable system with 36 or more channels to make available a portion of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date, we have generally not been required to devote significant channel capacity to leased access. However, the FCC’s Adelphia Order will now permit programmers seeking to obtain commercial leased access carriage on our systems to submit rate and terms disputes to commercial arbitration. Further, the FCC has stated that a new rulemaking will be commenced in an effort to facilitate the use of commercial leased access by potential programmers. New FCC rules that significantly alter the rates or terms for commercial leased access could have an adverse impact on our business.

High-Speed Internet Services

We provide high-speed Internet service by means of our existing cable systems. In 2002, the FCC ruled that this was an “interstate information service” not subject to federal telecommunications regulation or state or local utility regulation. That ruling was affirmed by the Supreme Court in June 2005. However, our high-speed

Internet service is nonetheless subject to certain regulatory obligations. In August 2005, the FCC adopted rules requiring providers of high-speed Internet access service (including cable operators) to comply with the Communications Assistance for Law Enforcement Act (“CALEA”). The FCC required that by May 2007 high-speed Internet service providers must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. We expect that our high-speed Internet services will comply with these new requirements. In addition, Congress is considering proposals that would give the Attorney General authority to require that Internet service providers retain for substantial periods information regarding their customers. We do not know the scope or length of the data retention requirements that may be adopted or how they will affect our operating costs or potential liabilities.

Congress and the FCC are considering defining certain rights for users of high-speed Internet services, and to regulate or restrict certain types of commercial agreements between service providers and providers of Internet content. These proposals are generally referred to as “network neutrality.” In August 2005, the FCC issued a non-binding policy statement stating four principles to guide its policymaking regarding high-speed Internet and other related services. These principles state that consumers are entitled to: (i) access the lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. Parties are pressing the FCC to adopt these principles as formal rules. Congress is considering legislation that would both codify these principles and impose additional obligations on high-speed Internet providers and some states are considering similar proposals. Any new federal or state rules or statutes could limit our ability to manage our cable systems (including use for other services), to obtain value for use of our cable systems, or to respond to competitive conditions. We cannot predict whether such rules or statutes will be adopted.

A federal program generally applicable to telecommunications services, known as the “Universal Service” program, requires telecommunications service providers to collect and pay a fee based on their revenues (in recent years, roughly 10% of revenues) into a fund used to subsidize the provision of telecommunications services in high-cost areas and Internet access and telecommunications services to schools and libraries and certain health care providers. The FCC and Congress are considering revisions to the Universal Service program that could result in high-speed Internet access services being subject to Universal Service fees. We cannot predict whether or how the Universal Service funding system might be extended to cover high-speed Internet access services or, if that occurs, how it will affect us. Furthermore, Congress, the FCC and certain local governments are also considering proposals to impose customer service, quality of service and privacy standards on high-speed Internet service providers, and it is uncertain whether any of these proposals will be adopted.

Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. Further, state and local governments have also adopted Internet-related regulations. Governmental bodies at all levels are also considering additional regulations in these and other areas, such as pricing, service and product quality, and intellectual property ownership. The adoption of new laws or the application of existing laws, including tax laws, to the Internet could have a material effect on our high-speed Internet service.

Phone Services

We offer phone service using both VoIP and circuit-switched technology. The FCC has adopted a number of orders addressing specific regulatory issues relating to VoIP. In November 2004, the FCC ruled that a particular form of VoIP service is not subject to state or local utility regulation. State regulators and others have challenged that ruling, including specifically its application to cable-delivered VoIP services such as Comcast Digital Voice, and at least one state public utility commission has claimed authority to regulate that service under state law. In May 2005, the FCC adopted rules requiring VoIP service providers having certain characteristics (including our Comcast Digital Voice service) to furnish Enhanced 911 (“E911”) capabilities as a standard feature of their services, and to advise their customers of the circumstances under which E911 service may not be available. We believe Comcast Digital Voice service complies with these requirements. Also, in an order issued in September 2005, the FCC imposed CALEA obligations on VoIP service providers. We expect that Comcast Digital Voice will comply with these CALEA rules when they go into effect in May 2007. In June 2006, the FCC ruled that certain VoIP services (including our Comcast Digital Voice service) would be subject to Universal Service payment obligations with respect to the interstate portions of the service. Congress is also considering legislation that, if enacted, would affect the regulatory obligations of VoIP service providers. We cannot predict whether Congress will approve such legislation.

The FCC has initiated other rulemakings to consider whether to impose further regulations on VoIP. For example, in one rulemaking, it is considering whether and how certain types of common carrier regulations should apply to VoIP services, including intercarrier compensation, and the obligation to provide persons with disabilities with access to these services.

The FCC and Congress are also considering how VoIP service should interconnect with ILECs’ phone networks. Since the FCC has never determined whether VoIP service is a “telecommunications service,” the precise scope of ILEC interconnection rules applicable to VoIP providers is not entirely clear. As a result, some ILECs may resist interconnecting directly with VoIP providers. In light of these concerns, VoIP service providers typically either secure CLEC authorization, or obtain interconnection to ILEC networks by contracting with an existing CLEC, whose right to deal with the ILECs is clear. We have arranged for such interconnection rights through our own and through third-party CLECs. It is uncertain whether and when the FCC or Congress will adopt further rules in this area and how such rules would affect our Comcast Digital Voice service.

Our circuit-switched phone services are subject to federal, state and local utility regulation, although the level of regulation imposed on us is generally less than that applied to the incumbent phone companies. The scope of ILEC obligations is, however, being re-evaluated at the FCC and in Congress. The FCC has already adopted measures relieving the ILECs of certain obligations to make elements of their networks available to competitors at cost-based rates. The FCC has also initiated rulemakings on intercarrier compensation, Universal Service and other matters that, in the aggregate, could significantly change the rules that apply to phone competition, including the relationship between wireless and wireline providers, long-distance and local providers, and incumbents and new entrants. It is unclear how these proceedings will affect our phone services.

Other Areas

The FCC actively regulates other aspects of our Cable business and limited aspects of our Programming business, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning requirements for the hearing impaired; competitors’ access to cable wiring inside apartment buildings and other MDUs; commercial restrictions on children’s programming; origination cablecasting (i.e., programming locally originated by and under the control of the cable operator); sponsorship identification; equal employment opportunity; lottery programming; program carriage; recordkeeping and public file access requirements; and technical standards relating to operation of the cable network. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our Cable and Programming businesses.

State and Local Taxes

Some states and localities are considering imposing new taxes, including sales and property taxes, on the services we offer. We cannot predict at this time whether such taxes will be enacted or what impact they might have on our business.

FCC Adelphia Order

The Adelphia Order imposed a number of conditions on us and our affiliated programming networks:

Program Access Conditions. Under the Adelphia Order, all RSNs that we manage, control or have an attributable ownership interest in are deemed covered by the program access rules, regardless of the means of delivery. Previously, cable-affiliated RSNs delivered terrestrially were exempt from the rules. However, Comcast SportsNet Philadelphia is not subject to this condition for MVPDs that currently do not carry the network. Further, under the Adelphia Order, an MVPD may, as an alternative to filing a program access complaint, seek to resolve disputes regarding carriage of our RSNs through commercial arbitration. Such arbitration is subject to FCC review. However, such arbitration right is not applicable to Comcast SportsNet Philadelphia for MVPDs that currently do not carry the network. This arbitration condition expires in July 2012.

Carriage of Unaffiliated RSNs. The Adelphia Order also imposes conditions regarding the carriage of unaffiliated RSNs on our cable systems. Specifically, if an RSN that is unaffiliated with any MVPD has been denied carriage on one of our cable systems, the RSN may submit its carriage claim to a commercial arbitration process that may result in mandatory carriage of the RSN. The arbitrator’s decision is subject to FCC review. This arbitration condition also expires in July 2012.

Leased Access Conditions. The Adelphia Order permits programmers that cannot reach a leased access agreement with us to submit the dispute to commercial arbitration. This leased access condition expires in July 2012.

EMPLOYEES

As of December 31, 2006, we employed approximately 90,000 employees, including part-time employees. Of these employees, approximately 75,000 were associated with our cable businesses with the remainder associated with our other businesses. Approximately 5,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe we have good relationships with our employees.

CAUTION CONCERNING FORWARD-LOOKING STATEMENTS

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “plans,” “anticipates,” “believes,” “estimates,” “predicts,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in “Risk Factors” under Item 1A and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

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

ITEM 1A:	RISK FACTORS

All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations.

Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers. We compete directly with other programming distributors, including DBS companies, phone companies, companies that build competing cable systems in the same communities we serve, and companies that offer programming and other communications services to our subscribers and potential subscribers, including high-speed Internet and VoIP-enabled phone. This competition may adversely affect our business and operations materially in the future.

Programming expenses are increasing, which could adversely affect our future results of operations.

We expect our programming expenses to continue to be our largest single expense item in the foreseeable future. In recent years, the cable and satellite video industries have experienced a rapid increase in the cost of programming. If we are unable to raise our subscribers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our operating results. In addition, as we add programming to our video services, we may face increased programming expenses that, in conjunction with the additional pricing constraints, may reduce operating margins.

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

Federal, state and local governments extensively regulate the cable industry and the circuit-switched phone services industry and may begin regulating the Internet services industry. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases change the rights and obligations of cable operators and other entities under the Communications Act and other laws, possibly in ways that we have not foreseen. Congress considers new legislative requirements potentially affecting our businesses virtually every year, and significant legislation to update the Communications Act is currently pending in Congress. The results of these legislative, judicial and administrative actions may materially affect our business operations. Local authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition to renewal or transfer, and such concessions or other commitments could be costly to us in the future. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as if local phone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and reduce franchising burdens for new entrants. Congress and the FCC are also considering various forms of “network neutrality” regulation. See “Legislation and Regulation—Video Services—Franchise Matters and High-Speed Internet Services” in Item 1 to this Annual Report on Form 10-K.

We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations.

ILECs are building wireline fiber-optic networks and in some case using Internet protocol technology to provide video services in substantial portions of their service areas (and have begun to offer this service in several states), in addition to marketing DBS service in certain areas. ILECs and other companies also offer DSL service, which provides Internet access to subscribers at data transmission speeds substantially greater than that of conventional analog modems. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. New technologies and services may develop that compete with services that cable systems offer, and such services may not be regulated in the same manner or to the same extent as our services. The success of these ongoing and future developments could have an adverse effect on our business operations. Moreover, in recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems.

We face risks arising from the outcome of various litigation matters.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Proceedings “ in Item 3 of this Annual Report on Form 10-K. While we do not believe that any of these litigation matters alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we have made acquisitions and have entered into other strategic transactions. In connection with acquisitions and other strategic transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty incorporating the acquired businesses; disrupt relationships with current and new employees, subscribers and vendors; incur significant indebtedness; or have to delay or not proceed with announced transactions. These factors could have a material effect on our business, results of operations, financial condition or cash flows.

Our Class B common stock has substantial voting rights and separate approval rights over a number of potentially material transactions and, through his beneficial ownership of the Class B common stock, our Chairman and CEO has considerable influence over our operations.

Our Class B common stock has a nondilutable 33 1/3 % of the combined voting power of our common stock. This nondilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A Special common stock do not decrease the nondilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over the following potentially material transactions: mergers or consolidations involving Comcast Corporation, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock and amendments to our articles of incorporation or by-laws that would limit the rights of holders of our Class B common stock. Brian L. Roberts beneficially owns of all of the outstanding shares of our Class B common stock and accordingly has considerable influence over our operations and has the ability to transfer potential effective control by selling the Class B common stock. In addition, under our articles of incorporation, Mr. Roberts is entitled to remain as our Chairman, Chief Executive Officer and President until May 26, 2010, unless he is removed by the affirmative vote of at least 75% of the entire Board of Directors or he is no longer willing or able to serve.

ITEM 1B:	UNRESOLVED STAFF COMMENTS

None.

ITEM 2:	PROPERTIES

We believe that substantially all of our physical assets are in good operating condition.

Cable

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems and equipment at or near subscribers’ homes for each of our cable systems. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends, consisting of electronic equipment necessary for the reception, amplification and modulation of signals, are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber optic cables, lasers, routers, switches and related electronic equipment. Our cable plant and related equipment generally are attached to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premise equipment consists principally of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance.

Our signal reception sites, primarily antenna towers and headends, and microwave facilities, are located on owned and leased parcels of land, and we own or lease space on the towers on which certain of our equipment is located. We own most of our service vehicles.

Our high-speed Internet backbone consists of fiber owned by us and related equipment. We also operate regional data centers with equipment that is used to provide services (such as e-mail, news and web services) to our high-speed Internet subscribers and Comcast Digital Voice subscribers. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our high-speed Internet network.

Throughout the country we own buildings that provide call centers, service centers, warehouses and administrative space. We also own a building that houses our media center. The media center contains equipment that we own or lease, including equipment related to network origination, global transmission via satellite and terrestrial fiber optics, a broadcast studio, mobile and post-production services, interactive television services and streaming distribution services.

Programming

Television studios and business offices are the principal physical assets of our Programming operations. We own or lease the television studios and business offices of our Programming operations.

Other

Two large, multi-purpose arenas that we own are the principal physical assets of our other operations.

As of December 31, 2006, we leased locations for our corporate offices in Philadelphia, Pennsylvania as well as numerous business offices, warehouses and properties housing divisional information technology operations throughout the country. We expect to move into a new leased headquarters building in Philadelphia, Pennsylvania beginning in late 2007.

ITEM 3:	LEGAL PROCEEDINGS

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

In the Southern District of New York actions (item (i) above), the court dismissed all claims. The plaintiffs’ appealed this decision, and the Court of Appeals for the Second Circuit denied the plaintiffs’ appeal. The plaintiffs petitioned the Court of Appeals for rehearing. The Delaware case (item (ii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims, and the breach of fiduciary duty claim for lack of federal jurisdiction. The Court of Appeals for the Second Circuit denied the plaintiffs’ appeal from the decision dismissing the Section 16(b) claims, and the U.S. Supreme Court denied the plaintiffs’ petition for a further appeal. The plaintiffs recommenced the breach of fiduciary duty claim in Delaware Chancery Court. The Court has set a trial date in October 2007.

Under the terms of our 2002 acquisition of AT&T Corp.’s cable business, we are contractually liable for 50% of any liabilities of AT&T in the actions described in items (i) and (ii) above (in which we are also a defendant).

We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and are defending all of these claims vigorously. The final disposition of these claims is not expected to have a material effect on our consolidated financial position, but could possibly be material adverse to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

AT&T—TCI Cases

In June 1998, class action lawsuits were filed by then-shareholders of Tele-Communications, Inc. (“TCI”) Series A TCI Group Common Stock (“Common A”) against AT&T and the directors of TCI relating to the acquisition of TCI by AT&T, alleging that former members of the TCI board of directors breached their fiduciary duties to Common A shareholders by agreeing to transaction terms whereby holders of the Series B TCI Group Common Stock received a 10% premium over what Common A shareholders received.

In connection with the TCI acquisition (completed in early 1999), AT&T agreed under certain circumstances to indemnify TCI’s former directors for certain liabilities, potentially including those incurred in connection with this action. Under the terms of our acquisition of AT&T Corp.’s cable business, (i) we agreed to indemnify AT&T for certain liabilities, potentially including those incurred by AT&T in connection with this action, and (ii) we assumed certain obligations of TCI to indemnify its former directors, potentially including those incurred in connection with this action.

In October 2006 these lawsuits were settled. We agreed to contribute approximately $44 million to the settlement. This amount was paid in November 2006 and did not have a material impact on our results of operations for the year ended December 31, 2006. The settlement was approved in February 2007.

Patent Litigation

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment vendors pursuant to applicable contractual indemnification provisions. To the extent that the allegations in these lawsuits can be analyzed by us at this stage of their proceedings, we believe the claims are without merit and intend to defend the actions vigorously. The final disposition of these claims is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Antitrust Cases

We are defendants in two purported class actions originally filed in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania, respectively. The potential class in the Massachusetts case is our subscriber base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful “horizontal market restraints” in those areas and seek damages pursuant to antitrust statutes, including treble damages.

As a result of recent events in both cases relating to the procedural issue of whether the plaintiffs’ claims could proceed in court or, alternatively, whether the plaintiffs should be compelled to arbitrate their claims pursuant to arbitration clauses in their subscriber agreements, it has become more likely that these cases will proceed in court. Our motion to dismiss the Pennsylvania case on the pleadings was denied, and the plaintiffs have moved to certify a class action. We are opposing the plaintiffs’ motion and are proceeding with class discovery. We have moved to dismiss the Massachusetts case. The Massachusetts case was recently transferred to the Eastern District of Pennsylvania and plaintiffs are seeking to consolidate it with the Pennsylvania case.

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

ITEM 4:	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

ITEM 4A:	EXECUTIVE OFFICERS OF THE REGISTRANT

Except for our Chairman and CEO (who continues in these offices until his death, resignation or removal), the term of office of each of our officers continues until his or her successor is selected and qualified, or until his or her earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of December 31, 2006:

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	47	1986	Chairman and CEO; Director
Ralph J. Roberts	86	1969	Chairman of the Executive and Finance Committee of the Board of Directors; Director
John R. Alchin	58	1990	Executive Vice President; Co-Chief Financial Officer; Treasurer
Stephen B. Burke	48	1998	Executive Vice President; Chief Operating Officer; President, Comcast Cable
David L. Cohen	51	2002	Executive Vice President
Lawrence S. Smith	59	1988	Executive Vice President; Co-Chief Financial Officer
Arthur R. Block	51	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	50	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President and Chief Executive Officer since November 2002 and our Chairman of the Board since May 2004. Prior to November 2002, Mr. Roberts served as a director and President of Comcast Holdings Corporation (our immediate predecessor and now a subsidiary) for more than five years. As of December 31, 2006, Mr. Roberts had sole voting power over approximately 33  1/3 % of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings and The Bank of New York Company, Inc.

Ralph J. Roberts has served as a director and as our Chairman of the Executive and Finance Committee of the Board of Directors since November 2002. Prior to November 2002, Mr. Roberts served as a director and Chairman of the Board of Directors of Comcast Holdings for more than five years. He is the father of Mr. Brian L. Roberts.

John R. Alchin has served as an Executive Vice President and as our Co-Chief Financial Officer and Treasurer since November 2002. Prior to November 2002, Mr. Alchin served as an Executive Vice President and Treasurer of Comcast Holdings since January 2000. Mr. Alchin is also a director of Polo Ralph Lauren Corp and BNY Capital Markets, Inc. Mr. Alchin has informed the Company that he will step down from his executive officer positions at the end of 2007.

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

David L. Cohen has served as an Executive Vice President since November 2002. Mr. Cohen joined Comcast Holdings in July 2002 as an Executive Vice President. Prior to that time, he was a partner in, and Chairman of, the law firm of Ballard Spahr Andrews & Ingersoll, LLP for more than five years. Mr. Cohen is also a director of Comcast Holdings.

Lawrence S. Smith has served as an Executive Vice President and as our Co-Chief Financial Officer since November 2002. Prior to November 2002, Mr. Smith served as an Executive Vice President of Comcast Holdings for more than five years. Mr. Smith is also a director of Comcast Holdings and Air Products and Chemicals, Inc. Mr. Smith has informed the Company that he will step down from his executive officer positions at the end of the first quarter of 2007.

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

PART II

ITEM 5:	MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our Class A common stock is listed on the Nasdaq Global Select Market under the symbol CMCSA and our Class A Special common stock is listed on the Nasdaq Global Select Market under the symbol CMCSK. There is no established public trading market for our Class B common stock. Our Class B common stock can be converted, on a share for share basis, into Class A or Class A Special common stock.

We have not declared and paid any cash dividends on our Class A, Class A Special or Class B common stock in our last two fiscal years and do not intend to do so for the foreseeable future.

Holders of our Class A common stock in the aggregate hold 66 2/3% of the voting power of our capital stock. The number of votes that each share of our Class A common stock will have at any given time will depend on the number of shares of Class A common stock and Class B common stock then outstanding. Holders of shares of our Class A Special common stock cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, holders of our Class A Special common stock will have the same number of votes per share as each holder of Class A common stock. Our Class B common stock has a 33 1/3% nondilutable voting interest, and each share of Class B common stock has 15 votes per share. Mr. Brian L. Roberts beneficially owns all outstanding shares of our Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.

As of December 31, 2006, there were 921,275 record holders of our Class A common stock, 2,266 record holders of our Class A Special common stock and three record holders of our Class B Common Stock.

On January 31, 2007, our Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend (the “Stock Split”) payable on February 21, 2007, to shareholders of record on February 14, 2007. The number of shares outstanding and related amounts have been adjusted to reflect the Stock Split for all periods presented.

A summary of our repurchases during 2006 under our Board-authorized share repurchase program, on a trade-date basis, is as follows (adjusted to reflect the Stock Split):

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
First Quarter 2006	41,159,078	$17.79	40,635,671	$722,951,623	$4,633,102,630
Second Quarter 2006	33,766,388	$20.32	33,703,154	$684,881,802	$3,948,220,828
Third Quarter 2006	21,982,785	$22.49	21,906,574	$492,632,865	$3,455,587,963
October 1-31, 2006	909,301	$24.61	900,000	$22,128,135	$3,433,459,828
November 1-30, 2006	8,938,358	$26.01	7,723,326	$200,000,000	$3,233,459,828
December 1-31, 2006	8,278,608	$27.43	8,202,432	$225,000,000	$3,008,459,828

Total Fourth Quarter	18,126,267	$26.59	16,825,758	$447,128,135	$3,008,459,828

Total 2006	115,034,518	$20.82	113,071,157	$2,347,594,425	$3,008,459,828

The total number of shares purchased during 2006 includes 1,963,361 shares received in the administration of employee share-based plans.

Common Stock Sales Price Table

We incorporate the table setting forth the high and low sales prices of our Class A and Class A Special common stock required for this item by reference to page 77 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

Performance Graph

We incorporate the Performance Graph required for this item by reference to page 77 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 6:	SELECTED FINANCIAL DATA

We incorporate the information required for this item by reference to page 78 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7:	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We incorporate the information required for this item by reference to pages 25 to 36 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 7A:	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We incorporate the information required for this item by reference to pages 34 to 35 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 8:	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

We incorporate the information required for this item by reference to pages 39 to 75 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

ITEM 9:	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A:	CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures.

Our principal executive officers and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting.

We incorporate the information required for this item by reference to page 37 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

Attestation report of the registered public accounting firm.

We incorporate the information required for this item by reference to page 38 of our 2006 Annual Report to Shareholders set forth as Exhibit 13.1 to this Annual Report on Form 10-K.

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

ITEM 9B:	OTHER INFORMATION

None.

PART III

ITEM 10:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Except for the information regarding executive officers required by Item 401 of Regulation S-K, which is included in Part I of this Annual Report on Form 10-K as Item 4A, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2007. We refer to this proxy statement as the 2007 Proxy Statement.

ITEM 11:	EXECUTIVE COMPENSATION

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

ITEM 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

ITEM 13:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

ITEM 14:	PRINCIPAL ACCOUNTANT FEES AND SERVICES

We incorporate the information required by this item by reference to our 2007 Proxy Statement.

We will file our 2007 Proxy Statement for our Annual Meeting of Shareholders with the Securities and Exchange Commission on or before April 30, 2007.

PART IV

ITEM 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a.) Index to Consolidated Financial Statements and Schedules

Data submitted herewith:

2006 Annual Report on Form 10-K Page
Report of Independent Registered Public Accounting Firm	32
Financial Statement Schedule II—Valuation and Qualifying Accounts.	33

All other schedules are omitted because they are not applicable, not required or the required information is included in the consolidated financial statements or notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on July 6, 2006).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.3	Rights Agreement dated as of November 18, 2002, between Comcast Corporation and EquiServe Trust Company, N.A., as Rights Agent, which includes the Form of Certificate of Designation of Series A Participant’s Cumulative Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to our registration statement on Form 8-A12g filed on November 18, 2002).

4.4	Form of Indenture, dated as of January 7, 2003, between Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., Comcast MO of Delaware, LLC (f/k/a Comcast MO of Delaware, Inc.) and The Bank of New York, as Trustee relating to our 5.85% Notes due 2010, 6.50% Notes due 2015, 5.50% Notes due 2011, 7.05% Notes due 2033, 5.30% Notes due 2014, 4.95% Notes due 2016, 5.65% Notes due 2035, 5.45% Notes due 2010, 5.85% Notes due 2015, 5.90% Notes due 2016, 5.875% Notes due 2018, 6.50% Notes due 2035, 6.45% Notes due 2037, 7.00% Notes due 2055 and 7.00% Notes due 2055 Series B (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 filed on December 16, 2002).

4.5	Form of Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, Comcast Cable Holdings, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Communications, LLC, Comcast MO Group, Inc., Comcast MO of Delaware, LLC (f/k/a Comcast MO of Delaware, Inc.) and The Bank of New York as Trustee, dated as of January 7, 2003 (incorporated by reference to Exhibit 4.25 to our Annual Report on Form 10-K for the year ended December 31, 2003).

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

9.1	Agreement and Declaration of Trust of TWE Holdings I Trust by and among MOC Holdco I, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K12g3 filed on November 18, 2002).

9.2	Form of Agreement and Declaration of Trust of TWE Holdings II Trust by and among MOC Holdco II, Inc., Edith E. Holiday and The Capital Trust Company of Delaware (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K12g3 filed on November 18, 2002).

10.1*	Comcast Corporation 1987 Stock Option Plan, as amended and restated effective November 18, 2002 (incorporated by reference to Exhibit 10.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.2*	Comcast Corporation 2002 Stock Option Plan, as amended and restated effective January 30, 2004 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2003).

10.3*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective December 5, 2006.

10.4*	Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.5*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective December 5, 2006.

10.6*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective December 14, 2005 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.7*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective December 14, 2005 (incorporated by reference to Exhibit 10.7 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.8*	2004 Management Achievement Plan, as amended and restated effective December 14, 2005 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.9*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10(12) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.13*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated, effective January 12, 2005 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.14*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective December 14, 2005 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective June 5, 2001 (incorporated by reference to Exhibit 10.10 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.16*	Employment Agreement between Comcast Corporation and John R. Alchin dated November 7, 2005 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on November 7, 2005).

10.19*	Certificate of Interest of Julian Brodsky under the Comcast Holdings Corporation Unfunded Plan of Deferred Compensation (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.20*	Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.21*	Amendment to Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.22*	Employment Agreement between Comcast Corporation and Stephen B. Burke dated November 22, 2005 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on November 22, 2005).

10.23*	Amendment No. 1 to Employment Agreement between Comcast Corporation and Stephen B. Burke dated January 25, 2006 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.24*	Employment Agreement between Comcast Corporation and David L. Cohen dated November 7, 2005 (incorporated by reference to Exhibit 99.2 to our Form 8-K filed on November 7, 2005).

10.25*	Amendment No. 1 to Employment Agreement between Comcast Corporation and David L. Cohen dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.26*	Amendment No. 2 to Employment Agreement between Comcast Corporation and David L. Cohen dated January 25, 2006 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.27*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to our Form 8-K filed on August 4, 2005).

10.28*	Term Life Insurance Premium and Tax Bonus Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.1 to our quarterly report on Form 10-Q for the quarter ended March 31, 2003).

10.29*	Amendment to Term Life Insurance Premium and Tax Bonus Agreement between Comcast Corporation and Brian L. Roberts, dated as of May 22, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.30*	Life Insurance Premium and Tax Bonus Agreement between Comcast Corporate and Brian L. Roberts, dated as of May 22, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.31*	Amendment to Life Insurance Premium and Tax Bonus Agreement between Comcast Corporate and Brian L. Roberts, dated as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.32*	Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10(13) to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).

10.33*	Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended September 30, 1998).

10.34*	Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation quarterly report on Form 10-Q for the quarter ended March 31, 2000).

10.35*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of June 5, 2001 (incorporated by reference to Exhibit 10.8 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.36*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.37*	Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.38*	Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Form 10-Q for the quarter ended March 31, 2004).

10.39*	Executive Employment Agreement between Comcast Corporation and Lawrence S. Smith dated as of October 1, 2005 (incorporated by reference to Exhibit 99.3 to our Form 8-K filed on November 7, 2005).

10.40	Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Comcast Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 26, 2005).

10.41	Amendment No. 1, dated June 24, 2005, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia Communications Corporation (“Adelphia”) and Comcast (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K dated July 31, 2006).

10.42	Amendment No. 2, to the Asset Purchase Agreement between Adelphia Communications Corporation and Comcast Corporation, dated June 21, 2006 (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 27, 2006).

10.43	Amendment No. 3, dated June 26, 2006, to the Asset Purchase Agreement dated as of April 20, 2005, between Adelphia and Comcast (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K dated July 31, 2006).

10.44	Amendment No. 4, dated July 31, 2006, to the Asset Purchase Agreement dated as of April 20, 2005, between Adelphia and Comcast (incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K dated July 31, 2006).

10.45	Redemption Agreement, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings II Trust, Cable Holdco II Inc., Time Warner Cable Inc. and, for certain limited purposes, Comcast Corporation, Time Warner Inc. and TWE Holdings I Trust (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on April 26, 2005).

10.46	Redemption Agreement, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco I, LLC, TWE Holdings I Trust, Cable Holdco III LLC, Time Warner Entertainment Company, L.P. and, for certain limited purposes, Comcast Corporation, Time Warner Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 2.3 to our Current Report on Form 8-K filed on April 26, 2005).

10.47	Exchange Agreement, dated as of April 20, 2005, by and among Comcast Corporation, Comcast Cable Communications Holdings, Inc., Comcast of Georgia, Inc., TCI Holdings, Inc., Time Warner Cable Inc., Time Warner NY Cable LLC and Urban Cable Works of Philadelphia, L.P. (incorporated by reference to Exhibit 2.4 to our Current Report on Form 8-K filed on April 26, 2005).

10.48	Composite copy of Tolling and Optional Redemption Agreement, dated as of September 24, 2004, as amended by Amendment No. 1, dated as of February 17, 2005, and by Amendment No. 2, dated as of April 20, 2005, by and among Comcast Cable Communications Holdings, Inc., MOC Holdco II, Inc., TWE Holdings II Trust, Cable Holdco Inc., Time Warner Cable Inc. and, for certain limited purposes, Comcast Corporation, Time Warner Inc. and TWE Holdings I Trust (incorporated by reference to Exhibit 2.5 to our Current Report on Form 8-K filed on April 26, 2005).

10.49	Letter Agreement, dated April 20, 2005, among Adelphia Communications Corporation, Comcast Corporation and Time Warner NY Cable LLC (incorporated by reference to Exhibit 2.6 to our Current Report on Form 8-K filed on April 26, 2005).

10.50	Letter Agreement, dated April 20, 2005, between Time Warner Cable Inc. and Comcast Corporation (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed on April 26, 2005).

10.51	Letter Agreement by and among TWE Holdings II Trust, Comcast Corporation, Adelphia Communications Corporation and Time Warner Cable Inc., dated June 21, 2006 (incorporated by reference to Exhibit 2.2 to our Current Report on For 8-K filed on June 27, 2006).

10.52	Five Year Revolving Credit Agreement dated as of October 7, 2005 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.45 to our Annual Report on Form 10-K for the year ended December 31, 2005).

13.1	Pages 25 to 75 and page78 of the 2006 Annual Report to Shareholders, but only to the extent set forth in Items 6-8 and 9A hereof. With the exception of the aforementioned information incorporated by reference in this Annual Report on Form 10-K, the 2006 Annual Report to Shareholders is not deemed “filed” as part hereof.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31	Certification of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 26, 2007.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 26, 2007

/s/ RALPH J. ROBERTS Ralph J. Roberts	Chairman of the Executive and Finance Committee of the Board of Directors; Director	February 26, 2007

/s/ JULIAN A. BRODSKY Julian A. Brodsky	Non-Executive Vice Chairman; Director	February 26, 2007

/s/ LAWRENCE S. SMITH Lawrence S. Smith	Executive Vice President (Co-Principal Financial Officer)	February 26, 2007

/s/ JOHN R. ALCHIN John R. Alchin	Executive Vice President and Treasurer (Co-Principal Financial Officer)	February 26, 2007

/s/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 26, 2007

/s/ S. DECKER ANSTROM S. Decker Anstrom	Director	February 26, 2007

/s/ EDWARD D. BREEN Edward D. Breen	Director	February 26, 2007

/s/ KENNETH J. BACON Kenneth J. Bacon	Director	February 26, 2007

/s/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 26, 2007

/s/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 26, 2007

/s/ J. MICHAEL COOK J. Michael Cook	Director	February 26, 2007

/s/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 26, 2007

/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 26, 2007

/s/ MICHAEL I. SOVERN Michael I. Sovern	Director	February 26, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2006 and 2005, and for each of the three years in the period ended December 31, 2006, management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and the effectiveness of the Company’s internal control over financial reporting as of December 31, 2006, and have issued our report thereon dated February 23, 2007 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adopting of a new accounting pronouncement in 2006); such consolidated financial statements and report are included in the 2006 Annual Report to Shareholders and incorporated by reference in this Form 10-K. Our audits also included the consolidated financial statement schedule of Comcast Corporation and its subsidiaries, listed in Item 15(a). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 23, 2007

Comcast Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Years Ended December 31, 2006, 2005 and 2004

(In millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves(a)	Balance at End of Year
Allowance for Doubtful Accounts
2006	$132	$279	$254	$157
2005	127	245	240	132
2004	142	226	241	127

(a)	Uncollectible accounts written off.