Form 10-Q
period 2007-03-31
COMCAST CORP
filed 2007-04-27
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended MARCH 31, 2007

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

Yes ☐ No ☒

As of March 31, 2007, there were 2,068,611,983 shares of our Class A Common Stock, 1,033,988,874 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2007. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

Our businesses may be affected by, among other things, the following:

•	all of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations

•	programming expenses are increasing, which could adversely affect our future results of operations

•	we are subject to regulation by federal, state and local governments, which may impose costs and restrictions

•	we may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations

•	we face risks arising from the outcome of various litigation matters

•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•

our Class B common stock has substantial voting rights and separate approval rights over a number of potentially material transactions and, through his beneficial ownership of the Class B common stock, our Chairman and CEO has considerable influence over our operations

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$1,037	$1,239
Investments	1,248	1,735
Accounts receivable, less allowance for doubtful accounts of $157 and $157	1,282	1,450
Other current assets	688	778
Total current assets	4,255	5,202
Investments	6,077	8,847
Property and equipment, net of accumulated depreciation of $16,548 and $15,506	22,513	21,248
Franchise rights	57,838	55,927
Goodwill	14,076	13,768
Other intangible assets, net of accumulated amortization of $5,897 and $5,543	5,022	4,881
Other noncurrent assets, net	556	532
	$110,337	$110,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses related to trade creditors	$2,980	$2,862
Accrued expenses and other current liabilities	2,957	3,032
Deferred income taxes	388	563
Current portion of long-term debt	1,049	983
Total current liabilities	7,374	7,440
Long-term debt, less current portion	27,222	27,992
Deferred income taxes	26,197	27,089
Other noncurrent liabilities	7,466	6,476
Minority interest	240	241
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,434,072,733 and 2,425,818,710; outstanding, 2,068,611,983 and 2,060,357,960	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued 1,104,923,638 and 1,120,659,771; outstanding, 1,033,988,874 and 1,049,725,007	11	11
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	42,547	42,401
Retained earnings	6,814	6,214
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(41)	34
Total stockholders’ equity	41,838	41,167
	$110,337	$110,405

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2007	2006
Revenues	$7,388	$5,595
Costs and Expenses
Operating (excluding depreciation)	2,759	2,073
Selling, general and administrative	1,866	1,422
Depreciation	1,225	880
Amortization	277	216
	6,127	4,591
Operating income	1,261	1,004

Other Income (Expense)
Interest expense	(568)	(476)
Investment income (loss), net	174	64
Equity in net (losses) income of affiliates, net	(21)	(9)
Other income (expense)	513	13
	98	(408)
Income from continuing operations before income taxes and minority interest	1,359	596
Income tax expense	(526)	(147)
Income from continuing operations before minority interest	833	449
Minority interest	4	(11)
Income from continuing operations	837	438
Income from discontinued operations, net of tax	—	28
Net income	$837	$466
Basic earnings per common share
Income from continuing operations	$0.27	$0.14
Income from discontinued operations	—	0.01
Net income	$0.27	$0.15
Diluted earnings per common share
Income from continuing operations	$0.26	$0.14
Income from discontinued operations	—	0.01
Net income	$0.26	$0. 15

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$837	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,225	880
Amortization	277	216
Depreciation and amortization on discontinued operations	—	55
Share-based compensation expense	30	46
Noncash interest expense (income), net	18	16
Equity in net losses (income) of affiliates, net	21	9
(Gains) losses on investments and noncash other (income) expense, net	(651)	(32)
Noncash contribution expense	3	2
Minority interest	(4)	11
Deferred income taxes	103	(215)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	212	150
Change in accounts payable and accrued expenses related to trade creditors	51	(77)
Change in other operating assets and liabilities	(157)	211
Net cash provided by (used in) operating activities	1,965	1,738
FINANCING ACTIVITIES
Proceeds from borrowings	3	2,242
Retirements and repayments of debt	(704)	(1,457)
Repurchases of common stock	(500)	(710)
Issuances of common stock	218	12
Other	4	(9)
Net cash provided by (used in) financing activities	(979)	78
INVESTING ACTIVITIES
Capital expenditures	(1,454)	(878)
Cash paid for intangible assets	(118)	(69)
Acquisitions, net of cash acquired	(9)	—
Proceeds from sales of investments	392	189
Purchases of investments	(21)	(48)
Proceeds from sales (purchases) of short-term investments	(22)	4
Other	44	2
Net cash provided by (used in) investing activities	(1,188)	(800)
Increase (decrease) in cash and cash equivalents	(202)	1,016
Cash and cash equivalents, beginning of period	1,239	947
Cash and cash equivalents, end of period	$1,037	$1,963

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.

These financial statements include all adjustments that are necessary for a fair presentation of our results of operations and financial condition for the periods shown, including normal recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

For a more complete discussion of our accounting policies and certain other information, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.

Stock Split

In January 2007, our Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend (the “Stock Split”) which was paid on February 21, 2007 to shareholders of record on February 14, 2007. The stock dividend was in the form of an additional 0.5 share for every share held and was payable in shares of Class A common stock on the existing Class A common stock and payable in shares of Class A Special common stock on the existing Class A Special common stock and Class B common stock with cash being paid in lieu of fractional shares. The number of shares outstanding and related prices, per share amounts, share conversions and share-based data have been adjusted to reflect the Stock Split for all prior periods presented.

Reclassifications

Certain reclassifications have been made in our segment presentation to be consistent with our management reporting presentation (see Note 12).

Note 2: Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 to have a material impact on our consolidated financial statements.

FASB Interpretation No. 48

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 9 for further detail regarding the adoption of this interpretation.

EITF Issue No. 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB No. 12 “Omnibus Opinion.” Entities should recognize the effects of applying EITF 06-10 through either (i) a change in

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.

Note 3: Earnings Per Share

Basic earnings per common share (“Basic EPS”) is computed by dividing income from continuing operations for common stockholders by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and restricted share units. Diluted earnings per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

Diluted EPS for the three months ended March 31, 2007 and 2006 excludes approximately 39 million and 196 million potential common shares, respectively, related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect.

The following table reconciles the numerator and denominator of the computations of Diluted EPS from continuing operations for the periods presented:

	Three Months Ended March 31,
	2007			2006
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$837	3,125	$0.27	$438	3,202	$0.14
Effect of Dilutive Securities:
Assumed exercise or issuance of shares relating to stock plans		36			11
Diluted EPS	$837	3,161	$0.26	$438	3,213	$0.14

Note 4: Acquisitions and Other Significant Events

Texas and Kansas City Cable Partnership

In July 2006, we initiated the dissolution of Texas and Kansas City Cable Partners (“TKCCP”), our 50%-50% cable system partnership with Time Warner Cable (“TWC”). On January 1, 2007, the distribution of assets by TKCCP was completed and we received the cable system serving Houston, Texas (“Houston Asset Pool”) and TWC received the cable systems serving Kansas City, south and west Texas, and New Mexico (“Kansas City Asset Pool”). We accounted for the distribution of assets by TKCCP as a sale of our 50% interest in the Kansas City Asset Pool in exchange for acquiring an additional 50% interest in the Houston Asset Pool. This transaction resulted in an increase of approximately 700,000 video subscribers. The estimated fair value of the 50% interest of the Houston Asset Pool we received was approximately $1.1 billion and resulted in a pretax gain of approximately $500 million, which is included in other income (expense). We recorded our 50% interest in the Houston Asset Pool as a step acquisition in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The valuation of assets acquired and the estimated gain are based on preliminary valuations. Refinements may occur as these valuations are finalized. The results of operations for the Houston Asset Pool have been included in our consolidated financial statements since the date of the distribution of assets by TKCCP (January 1, 2007) and are reported in our Cable segment. The exchange of our 50% interest in the Kansas City Asset Pool for TWC’s 50% interest in the Houston Asset Pool is considered a noncash investing activity.

Adelphia and Time Warner Transactions

In July 2006, we completed transactions with Adelphia and Time Warner that resulted in a net increase of approximately 1.7 million video subscribers, a net cash payment by us of approximately $1.5 billion and the

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

disposition of our ownership interests in TWC and Time Warner Entertainment (“TWE”), the assets of two cable system partnerships, and the transfer of our previously owned cable systems in Los Angeles, Cleveland and Dallas (“Comcast Exchange Systems”). We collectively refer to these transactions as the “Adelphia and Time Warner transactions.”

The operating results of the Comcast Exchange Systems transferred to TWC are reported as discontinued operations and are presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). The following represents the operating results of the Comcast Exchange Systems for the three months ended March 31, 2006:

(in millions)	Three Months Ended March 31, 2006
Revenues	$306
Income before income taxes	$44
Income tax expense	$(16)
Net income	$28

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the Adelphia and Time Warner transactions and the TKCCP transaction each occurred on January 1, 2006. This information is based on historical results of operations, adjusted for purchase price allocations, and is not necessarily indicative of what the results would have been had we operated the cable systems since January 1, 2006.

(in millions, except per share data)	Three Months Ended March 31, 2006
Revenues	$6,507
Income from continuing operations	$455
Income from discontinued operations, net of tax	$28
Net income	$483
Basic EPS	$0.15
Diluted EPS	$0.15

Note 5: Investments

(in millions)	March 31, 2007	December 31, 2006
Fair value method
Cablevision Systems Corporation	$156	$146
Discovery Holding Company	191	161
Embarq Corporation	74	69
GSI Commerce	58	48
Liberty Capital	553	490
Liberty Global	488	439
Liberty Interactive	596	539
Sprint Nextel	495	493
Time Warner	600	1,052
Vodafone	—	61
Other	13	15
	3,224	3,513
Equity method, principally cable-related	2,394	5,394
Cost method, principally AirTouch	1,707	1,675
Total investments	7,325	10,582
Less: current investments	1,248	1,735
Noncurrent investments	$6,077	$8,847

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

The cost, fair value and unrealized gains related to our available for sale securities, which consist principally of our investment in Time Warner, are presented in the following table:

(in millions)	March 31, 2007	December 31, 2006
Cost	$622	$936
Unrealized gains	124	254
Fair value	$746	$1,190

Texas and Kansas City Cable Partnership

We accounted for our interest in TKCCP, totaling approximately $3.0 billion, as an equity method investment through January 1, 2007, the date the Houston Asset Pool was distributed to us.

Insight Midwest Partnership

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, LP (“IM”), a 50%-50% cable system partnership with Insight. Under the terms of the agreement, we will receive cable systems serving approximately 684,000 video subscribers in Illinois and Indiana, together with approximately $1.34 billion of debt allocated to such cable systems (“Comcast Asset Pool”). Insight will receive cable systems serving approximately 639,000 video subscribers, together with approximately $1.26 billion of debt allocated to such cable systems (“Insight Asset Pool”). We will continue to account for our interest in IM as an equity method investment until the Comcast Asset Pool is distributed to us. Closing of the transaction is subject to customary government and other approvals and is expected on or before December 31, 2007. Effective April 1, 2007, we will report our share of the earnings and losses of IM based solely on the operating results of the Comcast Asset Pool.

Investment Income (Loss), Net

The following table presents the components of investment income (loss), net:

	Three Months Ended March 31,
(in millions)	2007	2006
Interest and dividend income	$56	$36
Gains on sales and exchanges of investments, net	42	3
Investment impairment losses	(1)	—
Unrealized gains (losses) on trading securities and hedged items	216	86
Mark to market adjustments on derivatives related to trading securities and hedged items	(176)	(72)
Mark to market adjustments on derivatives	37	11
Investment income (loss), net	$174	$64

Note 6: Goodwill

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2007 are presented in the following table:

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2006	$12,010	$1,441	$317	$13,768
Settlements or adjustments	103	—	—	103
Acquisitions	205	—	—	205
Balance, March 31, 2007	$12,318	$1,441	$317	$14,076

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Settlements or adjustments are primarily related to certain valuation refinements of the Adelphia and Time Warner transactions and the adoption of FIN 48. Acquisitions are primarily related to the acquisition of the Houston Asset Pool.

Note 7: Long-Term Debt

Debt Redemptions

During the three months ended March 31, 2007, we redeemed $186 million principal amount of 8.15% senior notes due 2032 and $268 million principal amount of 9.65% debt supporting trust preferred securities due 2027. These redemptions were funded with available cash.

Note 8: Stockholders’ Equity

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

In connection with the Stock Split, all outstanding share-based awards were modified as required under the terms of our equity plans. This modification did not change the fair value of outstanding awards. Prior to this modification, compensation costs related to awards granted prior to the adoption of SFAS No. 123R were recognized under an accelerated recognition method. As a result of the Stock Split modification, the remaining unrecognized compensation costs related to all awards are recognized on a straight-line basis over the remaining requisite service period. The impact of this change was not material to our consolidated financial statements.

In March 2007, 12.5 million stock options and 4.9 million restricted share units (“RSUs”) were granted related to our annual management grant program. The fair values associated with these grants were $9.47 per stock option and $25.44 per RSU.

Compensation expense recognized related to stock options and RSU awards is summarized in the table below:

	Three Months Ended March 31,
(in millions)	2007	2006
Stock options	$17	$34
Restricted share units	13	12
Total share-based compensation expense	$30	$46

As of March 31, 2007, there was $305 million and $296 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

Effective with the March 2007 grant above, we are granting net settled stock options instead of cash settled stock options. In net settled stock options, an employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. This change will result in fewer shares issued into the market and no cash proceeds will be received by us upon exercise of the option (as compared to options granted prior to the March 2007 grant).

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Comprehensive Income

Our total comprehensive income for the three months ended March 31, 2007 and 2006 is presented in the following table:

	Three Months Ended March 31,
(in millions)	2007	2006
Net income	$837	$466
Unrealized (losses) gains on marketable securities	(84)	(4)
Reclassification adjustments for (losses) gains included in net income	3	3
Cumulative translation adjustments	6	—
Comprehensive income	$762	$465

Note 9: Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. As a result of adoption, we recognized a $35 million decrease in our reserves for uncertain tax positions, a $25 million increase in goodwill, a $60 million increase in retained earnings and a reclassification of approximately $960 million between deferred income taxes and other noncurrent liabilities to conform with the balance sheet presentation requirements of FIN 48. Our total uncertain tax positions as of January 1, 2007 were $2.1 billion, excluding the federal benefits on state tax positions which have been recorded as deferred income taxes; this amount includes a $500 million tax payment for which we are seeking a refund. Approximately $550 million would impact our effective tax rate if we were to recognize the tax benefit for such positions.

We file a consolidated federal income tax return and income tax returns with various states. Our federal and our state income tax return examinations, with limited exceptions, have been completed through 1999. The Internal Revenue Service (“IRS”) and various states are currently conducting examinations of our income tax returns for the years 2000 through 2004. The IRS has proposed certain adjustments principally related to certain financing transactions. We are currently evaluating those proposed adjustments, but if the adjustments are accepted or otherwise are sustained, such adjustments would not have a material impact on our effective tax rate. In addition, the statutes of limitations could expire for certain of our state tax returns over the next 12 months which could result in favorable adjustments to our uncertain tax positions. Such adjustments are not expected to have a material impact on our effective tax rate.

We classify interest and penalties associated with our uncertain tax positions as a component of income tax expense. As of January 1, 2007, we had accrued approximately $700 million of interest and penalties associated with our uncertain tax positions. For the three months ended March 31, 2007, we recognized $22 million of interest and penalties, net of deferred tax benefit, within income tax expense.

Note 10: Statement of Cash Flows—Supplemental Information

As of December 31, 2006, we began presenting our cash overdrafts resulting from checks drawn on zero balance accounts (“book overdrafts”) within accounts payable and accrued expenses related to trade creditors. Previously, these book overdrafts were included within cash and cash equivalents. Our financial statements reflect this revised presentation for 2006. Accordingly, the reported amounts of our cash and cash equivalents and accounts payable and accrued expenses related to trade creditors increased as of March 31, 2006 by $270 million and net cash provided by operating activities for the three months ended March 31, 2006 increased by $16 million.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

The following table presents the cash payments we made for interest and income taxes during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
(in millions)	2007	2006
Interest	$662	$500
Income taxes	$34	$16

During the three months ended March 31, 2007, we:

•	exchanged our 50% interest in the Kansas City Asset Pool for TWC’s 50% interest in the Houston Asset Pool, which is considered a noncash investing activity

•

settled the remaining outstanding $49 million face amount of exchangeable notes by delivering approximately 1.8 million of the 2.2 million underlying Vodafone ADRs to the counterparty, which is considered a noncash financing and investing activity

•	entered into capital leases totaling $42 million, which are considered noncash investing and financing activities

Note 11: Commitments and Contingencies

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between May 2008 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $965 million as of March 31, 2007, at which time there were no quoted market prices for similar agreements.

Contingencies

At Home Cases

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (ii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), Cox (Cox is also an investor in At Home and a former distributor of the At Home service) and others, alleging breaches of fiduciary duty relating to March 2000 agreements (which, among other things, revised the distributor relationships), and seeking recovery of alleged short-swing profits pursuant to Section 16(b) of the Securities Exchange Act of 1934 (the “Exchange Act”) (purported to have arisen in connection with certain transactions relating to At Home stock effected pursuant to the March 2000 agreements).

In the Southern District of New York actions (item (i) above), the court dismissed all claims. The plaintiffs appealed this decision, and the Court of Appeals for the Second Circuit denied the plaintiffs’ appeal. The plaintiffs petitioned the Court of Appeals for rehearing. The Delaware case (item (ii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims, and the breach of fiduciary duty claim for lack of federal jurisdiction. The Court of Appeals for the Second Circuit denied the plaintiffs’ appeal from the decision dismissing the Section 16(b) claims, and the U.S. Supreme Court denied the plaintiffs’ petition for a further appeal. The plaintiffs recommenced the breach of fiduciary duty claim in Delaware Chancery Court. The Court has set a trial date in October 2007.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Under the terms of our 2002 acquisition of AT&T Corp.’s cable business, we are contractually liable for 50% of any liabilities of AT&T in the action described in item (i) above (in which we are also a defendant).

We deny any wrongdoing in connection with the claims that have been made directly against us, our subsidiaries and Brian L. Roberts, and are defending all of these claims vigorously. The final disposition of these claims is not expected to have a material effect on our consolidated financial position, but could possibly be material to our consolidated results of operations of any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Note 12: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting. Our financial data by business segment is as follows:

(in millions)	Cable(a)(b)(i)	Programming(c)	Corporate and Other(d)(e)(i)	Eliminations(e)(f)	Total

Three months ended March 31, 2007
Revenues(g)	$6,998	$302	$155	$(67)	$7,388
Operating income (loss) before depreciation and amortization(h)	2,793	65	(95)	—	2,763
Depreciation and amortization	1,440	47	20	(5)	1,502
Operating income (loss)	1,353	18	(115)	5	1,261
Capital Expenditures	1,443	4	7	—	1,454

Three months ended March 31, 2006
Revenues(g)	$5,269	$239	$129	$(42)	$5,595
Operating income (loss) before depreciation and amortization(h)	2,105	50	(54)	(1)	2,100
Depreciation and amortization	1,034	41	26	(5)	1,096
Operating income (loss)	1,071	9	(80)	4	1,004
Capital Expenditures	825	8	6	39	878

(a)	For the three months ended March 31, 2007 and 2006, Cable segment revenues were derived from the following services:

	Three Months Ended March 31,
	2007	2006
Video	62.3%	64.2%
High-speed Internet	21.8	20.1
Phone	5.0	3.2
Advertising	4.5	5.2
Other	6.4	7.3
Total	100%	100%

(b)

Our regional sports and news networks (Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast, MountainWest Sports Network and CN8-The Comcast Network) are included in our Cable segment.

(c)	Programming includes our consolidated national programming networks: E!, Style, The Golf Channel, VERSUS, G4, AZN Television and other entertainment related business.

(d)

Corporate and Other includes Comcast Spectacor, Comcast Interactive Media, a portion of operating results of our less than wholly owned technology development ventures (see “(e)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

(e)

We consolidate our less than wholly owned technology development ventures, which we control or of which we are considered the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Gemstar. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other. Cost allocations are made to the Cable segment based on our percentage ownership in each

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

entity. The remaining net costs related to the minority corporate partners are included in Corporate and Other.

(f)	Included in the Eliminations column are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Programming segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount

•	our Cable segment receives incentives offered by our Programming segment when negotiating programming contracts that are recorded as a reduction of programming expenses

•	our Cable segment generates revenue by selling the use of satellite feeds to our Programming segment

(g)	Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(h)

To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

(i)

The 2006 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2007 management reporting presentation. The adjustments resulted in the reclassification of revenue of $13 million and operating income (loss) before depreciation and amortization of $9 million from our Cable segment to Corporate and Other.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Note 13: Condensed Consolidating Financial Information

Comcast Corporation and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast Cable Communications Holdings, Inc. (“CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”), and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), fully and unconditionally guarantees each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Corporation unconditionally guarantees Comcast Holdings’ ZONES due October 2029 and its 10 5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings. Accordingly, we have included Comcast Holdings’ condensed consolidated information for all periods presented. Our condensed consolidating financial information is presented below:

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$7	$—	$—	$—	$—	$1,030	$—	$1,037
Investments	—	—	—	—	—	1,248	—	1,248
Accounts receivable, net	—	—	—	—	—	1,282	—	1,282
Other current assets	27	1	—	—	—	660	—	688
Total current assets	34	1	—	—	—	4,220	—	4,255
Investments	—	—	—	—	—	6,077	—	6,077
Investments in and amounts due from subsidiaries eliminated upon consolidation	63,044	31,107	38,405	41,473	24,993	841	(199,863)	—
Property and equipment, net	27	—	1	—	—	22,485	—	22,513
Franchise rights	—	—	—	—	—	57,838	—	57,838
Goodwill	—	—	—	—	—	14,076	—	14,076
Other intangible assets, net	—	—	—	—	—	5,022	—	5,022
Other noncurrent assets, net	174	14	19	—	31	318	—	556
Total assets	$63,279	$31,122	$38,425	$41,473	$25,024	$110,877	$(199,863)	$110,337
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$—	$—	$—	$—	$2,980	$—	$2,980
Accrued expenses and other current liabilities	521	246	52	10	64	2,064	—	2,957
Deferred income taxes	—	—	—	—	—	388	—	388
Current portion of long-term debt	—	750	—	19	—	280	—	1,049
Total current liabilities	521	996	52	29	64	5,712	—	7,374
Long-term debt, less current portion	15,168	4,256	3,498	3,039	965	296	—	27,222
Deferred income taxes	4,638	—	—	—	902	20,657	—	26,197
Other noncurrent liabilities	1,114	36	—	—	76	6,240	—	7,466
Minority interest	—	—	—	—	—	240	—	240
Stockholders’ Equity
Common stock	35	—	—	—	—	—	—	35
Other stockholders’ equity	41,803	25,834	34,875	38,405	23,017	77,732	(199,863)	41,803
Total stockholders’ equity	41,838	25,834	34,875	38,405	23,017	77,732	(199,863)	41,838
Total liabilities and stockholders’ equity	$63,279	$31,122	$38,425	$41,473	$25,024	$110,877	$(199,863)	$110,337

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$77	$—	$—	$—	$—	$1,162	$—	$1,239
Investments	—	—	—	—	—	1,735	—	1,735
Accounts receivable, net	—	—	—	—	—	1,450	—	1,450
Other current assets	15	1	—	—	—	762	—	778
Total current assets	92	1	—	—	—	5,109	—	5,202
Investments	—	—	—	—	—	8,847	—	8,847
Investments in and amounts due from subsidiaries eliminated upon consolidation	62,622	31,152	37,757	41,151	24,250	1,629	(198,561)	—
Property and equipment, net	17	—	1	—	—	21,230	—	21,248
Franchise rights	—	—	—	—	—	55,927	—	55,927
Goodwill	—	—	—	—	—	13,768	—	13,768
Other intangible assets, net	—	—	—	—	—	4,881	—	4,881
Other noncurrent assets, net	176	16	20	—	31	289	—	532
Total assets	$62,907	$31,169	$37,778	$41,151	$24,281	$111,680	$(198,561)	$110,405

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$11	$—	$—	$—	$—	$2,851	$—	$2,862
Accrued expenses and other current liabilities	616	247	83	106	69	1,911	—	3,032
Deferred income taxes	—	—	—	—	—	563	—	563
Current portion of long-term debt	—	600	—	242	—	141	—	983
Total current liabilities	627	847	83	348	69	5,466	—	7,440
Long term-debt, less current portion	15,358	4,397	3,498	3,046	949	744	—	27,992
Deferred income taxes	4,638	—	—	—	887	21,564	—	27,089
Other noncurrent liabilities	1,117	46	—	—	76	5,237	—	6,476
Minority interest	—	—	—	—	—	241	—	241
Stockholders’ Equity
Common stock	35	—	—	—	—	—	—	35
Other stockholders’ equity	41,132	25,879	34,197	37,757	22,300	78,428	(198,561)	41,132
Total stockholders’ equity	41,167	25,879	34,197	37,757	22,300	78,428	(198,561)	41,167
Total liabilities and stockholders’ equity	$62,907	$31,169	$37,778	$41,151	$24,281	$111,680	$(198,561)	$110,405

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$7,388	$—	$7,388
Management fee revenue	149	51	79	79	—	—	(358)	—
	149	51	79	79	—	7,388	(358)	7,388
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,759	—	2,759
Selling, general and administrative	71	51	79	79	4	1,940	(358)	1,866
Depreciation	1	—	—	—	—	1,224	—	1,225
Amortization	—	—	—	—	—	277	—	277
	72	51	79	79	4	6,200	(358)	6,127
Operating income (loss)	77	—	—	—	(4)	1,188	—	1,261
Other Income (Expense)
Interest expense	(251)	(98)	(81)	(68)	(24)	(46)	—	(568)
Investment income (loss), net	—	—	—	—	(9)	183	—	174
Equity in net (losses) income of affiliates, net	949	381	799	846	331	(34)	(3,293)	(21)
Other income (expense)	1	—	—	—	—	512	—	513
	699	283	718	778	298	615	(3,293)	98
Income (loss) from continuing operations before income taxes and minority interest	776	283	718	778	294	1,803	(3,293)	1,359
Income tax (expense) benefit	61	35	29	21	13	(685)	—	(526)
Income (loss) from continuing operations before minority interest	837	318	747	799	307	1,118	(3,293)	833
Minority interest	—	—	—	—	—	4	—	4
Net income (loss)	$837	$318	$747	$799	$307	$1,122	$(3,293)	$837

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$5,595	$—	$5,595
Management fee revenue	120	45	73	73	2	—	(313)	—
	120	45	73	73	2	5,595	(313)	5,595
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,073	—	2,073
Selling, general and administrative	63	45	73	73	4	1,477	(313)	1,422
Depreciation	3	—	—	—	1	876	—	880
Amortization	—	—	—	—	3	213	—	216
	66	45	73	73	8	4,639	(313)	4,591
Operating income (loss)	54	—	—	—	(6)	956	—	1,004
Other Income (Expense)
Interest expense	(149)	(104)	(82)	(70)	(23)	(48)	—	(476)
Investment income (loss), net	—	—	—	—	(30)	94	—	64
Equity in net (losses) income of affiliates	528	181	154	199	148	(44)	(1,175)	(9)
Other income (expense)	—	—	—	—	—	13	—	13
	379	77	72	129	95	15	(1,175)	(408)
Income (loss) from continuing operations before income taxes and minority interest	433	77	72	129	89	971	(1,175)	596
Income tax (expense) benefit	33	36	29	25	21	(291)	—	(147)
Income (loss) from continuing operations before minority interest	466	113	101	154	110	680	(1,175)	449
Minority interest	—	—	—	—	—	(11)	—	(11)
Income from continuing operations	466	113	101	154	110	669	(1,175)	438
Income from discontinued operations, net of tax	—	—	—	—	—	28	—	28
Net income (loss)	$466	$113	$101	$154	$110	$697	$(1,175)	$466

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(202)	$(71)	$(78)	$(147)	$(21)	$2,484	$—	$1,965
Financing Activities
Proceeds from borrowings	—	—	—	—	—	3	—	3
Retirements and repayments of debt	(200)	—	—	(226)	—	(278)	—	(704)
Repurchases of common stock	(500)	—	—	—	—	—	—	(500)
Issuances of common stock	218	—	—	—	—	—	—	218
Other	16	—	—	—	—	(12)	—	4
Net cash provided by (used in) financing activities	(466)	—	—	(226)	—	(287)	—	(979)
Investing Activities
Net transactions with affiliates	601	71	78	373	21	(1,144)	—	—
Capital expenditures	(3)	—	—	—	—	(1,451)	—	(1,454)
Cash paid for intangible assets	—	—	—	—	—	(118)	—	(118)
Acquisitions, net of cash acquired	—	—	—	—	—	(9)	—	(9)
Proceeds from sales of investments	—	—	—	—	—	392	—	392
Purchases of investments	—	—	—	—	—	(21)	—	(21)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	(22)	—	(22)
Other	—	—	—	—	—	44	—	44
Net cash provided by (used in) investing activities	598	71	78	373	21	(2,329)	—	(1,188)
Increase in cash and cash equivalents	(70)	—	—	—	—	(132)	—	(202)
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$7	$—	$—	$—	$—	$1,030	$—	$1,037

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$82	$(55)	$(80)	$(82)	$(30)	$1,903	$—	$1,738
Financing Activities
Proceeds from borrowings	2,242	—	—	—	—	—	—	2,242
Retirements and repayments of debt	(550)	(500)	—	(388)	(9)	(10)	—	(1,457)
Repurchases of common stock	(710)	—	—	—	—	—	—	(710)
Issuances of common stock	12	—	—	—	—	—	—	12
Other	1	—	—	—	—	(10)	—	(9)
Net cash provided by (used in) financing activities	995	(500)	—	(388)	(9)	(20)	—	78
Investing Activities
Net transactions with affiliates	(1,123)	555	80	470	39	(21)	—	—
Capital expenditures	(1)	—	—	—	—	(877)	—	(878)
Cash paid for intangible assets	—	—	—	—	—	(69)	—	(69)
Proceeds from sales of investments	47	—	—	—	—	142	—	189
Purchases of investments	—	—	—	—	—	(48)	—	(48)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	4	—	4
Other	—	—	—	—	—	2	—	2
Net cash provided by (used in) investing activities	(1,077)	555	80	470	39	(867)	—	(800)
Increase in cash and cash equivalents	—	—	—	—	—	1,016	—	1,016
Cash and cash equivalents, beginning of period	—	—	—	—	—	947	—	947
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$1,963	$—	$1,963

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest cable operator in the United States and offer a variety of consumer entertainment and communication products and services. As of March 31, 2007, our cable systems served approximately 24.2 million video subscribers, 12.1 million high-speed Internet subscribers and 3 million phone subscribers and passed approximately 47.7 million homes in 39 states and the District of Columbia. We classify our operations in two reportable segments: Cable and Programming. Our Cable segment manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”). The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising and the operation of our regional sports and news networks. The Cable segment generates approximately 95% of our consolidated revenues. Our Programming segment consists of our six national programming networks: E!, Style, The Golf Channel, VERSUS, G4, and AZN Television; and other entertainment-related businesses. Revenue from our Programming segment is earned primarily from advertising revenues and from monthly per subscriber license fees paid by cable and satellite distributors.

The comparability of our results of operations for the three months ended March 31, 2007 is impacted by the dissolution of Texas and Kansas City Cable Partnership (“TKCCP”) in January 2007 and the Adelphia and Time Warner transactions in July 2006. The TKCCP dissolution resulted in the acquisition of cable systems serving approximately 700,000 video subscribers in Houston, Texas and a significant nonoperating gain recognized associated with the divestiture of our portion of the partnership’s investment in cable systems serving Kansas City, south and west Texas and New Mexico. The Adelphia and Time Warner transactions resulted in the acquisition of cable systems serving approximately 2.8 million video subscribers and the disposition of our previously owned cable systems located in Los Angeles, Cleveland and Dallas (“Comcast Exchange Systems”), which are presented as discontinued operations. Other highlights and business developments for the three months ended March 31, 2007 include the following:

•	consolidated revenue growth of 32.0% and consolidated operating income growth of 25.5%, both driven by results in our Cable segment

•

Cable segment revenue growth of 32.8% and growth in operating income before depreciation and amortization of 32.7%, both driven by growth in revenue generating units (“RGUs”) and the success of our triple play offering, as well as growth from acquisitions

•	repurchase of approximately 19 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program for approximately $500 million

•

agreements to (i) divide the assets and liabilities of Insight Midwest partnership which, upon closing of the transaction, will result in our 100% ownership of cable systems serving subscribers in Illinois and Indiana, (ii) acquire the cable systems of Patriot Media and Communications servicing subscribers in the Central New Jersey area and (iii) acquire Fandango Inc., an online entertainment site and movie-ticket service; these transactions are subject to closing conditions, including government and other approvals and are all expected to close by the end of 2007

Refer to Note 4 to our consolidated financial statements for information about acquisitions and other significant events.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

The discussion below provides further details of these highlights and insights into our consolidated financial statements.

Consolidated Operating Results

	Three Months Ended March 31,		Increase / (Decrease)
(in millions)	2007	2006
Revenues	$7,388	$5,595	32.0%
Costs and expenses
Operating, selling, general and administrative (excluding depreciation)	4,625	3,495	32.3
Depreciation	1,225	880	39.2
Amortization	277	216	28.2
Operating income	1,261	1,004	25.5
Other income (expense) items, net	98	(408)	124.0
Income from continuing operations before income taxes and minority interest	1,359	596	128.1
Income tax expense	(526)	(147)	257.2
Income from continuing operations before minority interest	833	449	85.7
Minority interest	4	(11)	137.6
Income from continuing operations	837	438	91.0
Discontinued operations, net of tax	—	28	n/m
Net income	$837	$466	79.7%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenues

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenues for the three months ended March 31, 2007 compared to the same period in 2006. Cable segment and Programming segment revenues are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three months ended March 31, 2007 compared to the same period in 2006. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor whose expenses were negatively affected for the three months ended March 31, 2007 by player contract termination costs.

Consolidated Depreciation and Amortization

The increase in depreciation expense for the three months ended March 31, 2007 compared to the same period in 2006 is primarily a result of the effects of capital expenditures and the depreciation associated with our newly acquired cable systems.

The increase in amortization expense for the three months ended March 31, 2007 compared to the same period in 2006 is primarily a result of the increase in the amortization expense of our franchise-related customer relationship intangible assets associated with our newly acquired cable systems and the increase in amortization expense related to software-related intangibles.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Segment Operating Results

Certain adjustments have been made to the 2006 segment presentation to conform to our 2007 management reporting presentation. See Note 12 to our consolidated financial statements for further discussion of these adjustments.

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant component of our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 12). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

The comparability of the results of operations of our Cable segment is impacted by the acquisition of the cable systems serving Houston, Texas in January 2007, the Adelphia and Time Warner transactions in July 2006 and the acquisition of the cable systems of Susquehanna Communications in April 2006. We collectively refer to the cable systems acquired in these transactions as the “newly acquired cable systems.” The newly acquired cable systems accounted for approximately $1.0 billion of increased revenue for the three months ended March 31, 2007.

The table below presents our Cable segment operating results:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Video	$4,362	$3,381	$981	29.0%
High-speed Internet	1,527	1,061	466	43.9
Phone	353	170	183	107.0
Advertising	313	276	37	13.3
Other	242	217	25	12.2
Franchise fees	201	164	37	22.2
Revenues	6,998	5,269	1,729	32.8
Operating expenses	2,550	1,903	647	34.0
Selling, general and administrative expenses	1,655	1,261	394	31.3
Operating income before depreciation and amortization	$2,793	$2,105	$688	32.7%

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Cable Segment Revenues

Video    Our video revenues continue to grow due to the rate increases and subscriber growth in our digital cable services, including the demand for advanced services such as DVR and HDTV. In the three months ended March 31, 2007 we added approximately 644,000 digital cable subscribers. Our newly acquired cable systems contributed approximately $685 million to our video revenue growth for the three months ended March 31, 2007. As of March 31, 2007, approximately 55% of our 24.2 million video subscribers subscribed to at least one of our digital cable services. In addition, our average monthly video revenue per video subscriber increased to $60.08.

High-Speed Internet    The increase in high-speed Internet revenue for the three months ended March 31, 2007 compared to the same period in 2006 is reflective of an increase in subscribers and the addition of our newly acquired cable systems. In the three months ended March 31, 2007 we added approximately 563,000 subscribers. Our newly acquired systems contributed approximately $220 million to our high-speed Internet revenue growth for the three months ended March 31, 2007. Average monthly revenue per subscriber has remained relatively stable. We expect that the rate of subscriber and revenue growth may slow as the market continues to mature and competition increases.

Phone    We offer two phone services, Comcast Digital Voice, our IP-enabled phone service, and our circuit-switched local phone service. Revenues increased as a result of subscriber growth in our Comcast Digital Voice services, partially offset by the loss of circuit-switched subscribers. In the three months ended March 31, 2007 we added approximately 571,000 Comcast Digital Voice subscribers. Our newly acquired systems contributed approximately $26 million to our phone revenue growth for the three months ended March 31, 2007. We expect the number of phone subscribers will grow as we continue to expand Comcast Digital Voice to new markets in 2007. We expect the number of subscribers to our circuit-switched local phone service to continue to decrease as our marketing efforts are now focused on Comcast Digital Voice.

Advertising    The increase in advertising revenue for the three months ended March 31, 2007 compared to the same period in 2006 is primarily due to the addition of our newly acquired cable systems. We expect continued growth in our advertising revenues.

Other    We also generate revenues from our regional sports and news networks, video installation services, commissions from third-party electronic retailing, and fees for other services, such as providing businesses with data connectivity and networked applications.

Franchise Fees    The increase in franchise fees collected from our cable subscribers for the three months ended March 31, 2007 compared to the same period in 2006 is primarily a result of the increase in our revenues upon which the fees apply.

Cable Segment Operating Expenses

Operating expenses increased primarily as a result of growth in subscribers to our cable services and the addition of our newly acquired cable systems. For the three months ended March 31, 2007, our newly acquired cable systems contributed approximately $400 million to our increases in operating expenses. The remaining increase was primarily a result of costs associated with the delivery of these services and additional personnel to handle service calls and provide customer support.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily as a result of growth in the number of subscribers to our cable services and the addition of our newly acquired systems. For the three months ended March 31, 2007, our newly acquired cable systems contributed approximately $230 million to our increases in selling, general and administrative expenses. The remaining increases were primarily a result of additional employees needed to provide customer and other administrative services, as well as additional marketing costs associated with attracting new subscribers.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Programming Segment Operating Results

The table below presents our Programming segment operating results:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Revenues	$302	$239	$63	26.7%
Operating, selling, general and administrative expenses	237	189	48	25.9
Operating income before depreciation and amortization	$65	$50	$15	29.6%

Programming Segment Revenues

The increase in revenues for the three months ended March 31, 2007 compared to the same period in 2006 is primarily the result of increases in advertising and license fee revenues. For the three months ended March 31, 2007 and 2006, approximately 14% and 12%, respectively, of our Programming segment revenues were generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Programming Segment Operating, Selling, General and Administrative Expenses

The increase in operating, selling, general and administrative expenses for the three months ended March 31, 2007 compared to the same period in 2006 is primarily as a result of an increase in the production of and programming rights costs for new and live-event programming for our cable networks, including The PGA TOUR on The Golf Channel.

Consolidated Other Income (Expense) Items

	Three Months Ended March 31,
(in millions)	2007	2006
Interest expense	$(568)	$(476)
Investment income (loss), net	174	64
Equity in net (losses) income of affiliates, net	(21)	(9)
Other income (expense)	513	13
Total	$98	$(408)

Interest Expense

The increase in interest expense for the three months ended March 31, 2007 compared to the same period in 2006 is primarily the result of an increase in our average debt outstanding.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2007 and 2006 are presented in a table in Note 5 to our consolidated financial statements.

Other Income (Expense)

Other income for the three months ended March 31, 2007 consists principally of a pretax gain of approximately $500 million on the sale of our 50% interest in the Kansas City Asset Pool in connection with the TKCCP transaction.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Income Tax Expense

Income tax expense for the three months ended March 31, 2007 reflects an income tax rate higher than the federal statutory rate primarily as a result of state income taxes and interest on uncertain tax positions. We expect our 2007 annual effective tax rate to be in the range of 40% to 45%. Income tax expense for the three months ended March 31, 2006 reflects an income tax rate lower than the federal statutory rate primarily due to the reduction of interest accrued on uncertain tax positions as a result of the favorable resolution of certain tax matters.

Liquidity and Capital Resources

Our businesses generate significant cash flow from operating activities. The proceeds from monetizing our nonstrategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in business opportunities and repurchase our stock.

Operating Activities

Net cash provided by operating activities was $2.0 billion for the three months ended March 31, 2007, as a result of our operating income before depreciation and amortization, the timing of interest and income tax payments, and changes in other operating assets and liabilities.

During the three months ended March 31, 2007, the net change in our operating assets and liabilities was an increase of $106 million. The increase was the result of a decrease in our accounts receivable of $212 million, an increase in our accounts payable and accrued expenses related to trade creditors of $51 million, partially offset by a decrease in other operating assets and liabilities of $157 million.

Financing Activities

Net cash used in financing activities was $1.0 billion for the three months ended March 31, 2007 and consisted principally of our debt repayments of $704 million and repurchases of approximately 19 million shares of our Class A Special common stock for $500 million (recognized on a settlement date or cash basis). These cash outflows were partially offset by cash proceeds received from the issuance of shares primarily under our share-based compensation plans of $218 million.

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of March 31, 2007, amounts available under these facilities totaled approximately $4.7 billion.

Share Repurchase Program

As of March 31, 2007, the maximum dollar value of shares that may be repurchased under our Board-authorized share repurchase program is approximately $2.5 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

See Note 7 to our consolidated financial statements for further discussion of our financing activities.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

Investing Activities

Net cash used in investing activities was $1.2 billion for the three months ended March 31, 2007 and consisted principally of capital expenditures of $1.5 billion and cash paid for intangible assets of $118 million. These cash outflows were partially offset by proceeds received from the sale of investments of $392 million.

Our most significant recurring investing activity has been for capital expenditures, and we expect that this will continue in the future.

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

For a discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2006 Form 10-K.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this item from what was disclosed in our 2006 Form 10-K.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 11 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2006 Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the three months ended March 31, 2007, under our Board-authorized share repurchase program, on a trade-date basis, is as follows:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program
January 1-31, 2007	1,228,150	$28.10	1,050,000	$29,483,363	$2,978,976,465
February 1-28, 2007	5,277,493	$28.57	5,250,096	150,000,000	$2,828,976,465
March 1-31, 2007	12,878,104	$25.91	12,390,638	321,000,000	$2,507,976,465
Total	19,383,747	$26.77	18,690,734	$500,483,363	$2,507,976,465

The total number of shares purchased includes 693,013 shares received in the administration of employee share-based compensation plans.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

ITEM 6: EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

10.1 *	Comcast Corporation 2002 Stock Option Plan, as amended and restated effective February 28, 2007.

10.2 *	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective February 28, 2007.

10.3 *	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective February 28, 2007.

10.4 *	Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 28, 2007.

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: April 27, 2007