Form 10-Q
period 2007-06-30
COMCAST CORP
filed 2007-07-27
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2007

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

Yes ☐ No ☒

As of June 30, 2007, there were 2,073,563,577 shares of our Class A Common Stock, 1,007,601,457 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2007. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

QUARTER ENDED JUNE 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$828	$1,239
Investments	395	1,735
Accounts receivable, less allowance for doubtful accounts of $174 and $157	1,441	1,450
Other current assets	878	778
Total current assets	3,542	5,202
Investments	6,211	8,847
Property and equipment, net of accumulated depreciation of $17,629 and $15,506	22,900	21,248
Franchise rights	57,914	55,927
Goodwill	14,416	13,768
Other intangible assets, net of accumulated amortization of $6,282 and $5,543	5,165	4,881
Other noncurrent assets, net	608	532
	$110,756	$110,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses related to trade creditors	$2,978	$2,862
Accrued expenses and other current liabilities	3,301	3,032
Deferred income taxes	102	563
Current portion of long-term debt	458	983
Total current liabilities	6,839	7,440
Long-term debt, less current portion	27,794	27,992
Deferred income taxes	26,533	27,089
Other noncurrent liabilities	7,487	6,476
Minority interest	278	241
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,439,024,327 and 2,425,818,710; outstanding, 2,073,563,577 and 2,060,357,960	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,078,536,221 and 1,120,659,771; outstanding, 1,007,601,457 and 1,049,725,007	11	11
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	42,408	42,401
Retained earnings	6,951	6,214
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(52)	34
Total stockholders’ equity	41,825	41,167
	$110,756	$110,405

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions, except per share data)	2007	2006	2007	2006
Revenues	$7,712	$5,908	$15,100	$11,503
Costs and Expenses
Operating (excluding depreciation)	2,754	2,130	5,513	4,203
Selling, general and administrative	1,946	1,467	3,812	2,889
Depreciation	1,252	905	2,477	1,785
Amortization	292	233	569	449
	6,244	4,735	12,371	9,326
Operating income	1,468	1,173	2,729	2,177

Other Income (Expense)
Interest expense	(550)	(496)	(1,118)	(972)
Investment income (loss), net	126	14	300	78
Equity in net (losses) income of affiliates, net	(16)	(12)	(37)	(21)
Other income (expense)	1	85	514	98
	(439)	(409)	(341)	(817)
Income from continuing operations before income taxes and minority interest	1,029	764	2,388	1,360
Income tax expense	(453)	(369)	(979)	(516)
Income from continuing operations before minority interest	576	395	1,409	844
Minority interest	12	4	16	(7)
Income from continuing operations	588	399	1,425	837
Income from discontinued operations, net of tax	—	61	—	89
Net income	$588	$460	$1,425	$926
Basic earnings per common share
Income from continuing operations	$0.19	$0.13	$0.46	$0.26
Income from discontinued operations	—	0.02	—	0.03
Net income	$0.19	$0.15	$0.46	$0.29
Diluted earnings per common share
Income from continuing operations	$0.19	$0.13	$0.45	$0.26
Income from discontinued operations	—	0.02	—	0.03
Net income	$0.19	$0.15	$0.45	$0.29

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30,
(in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$1,425	$926
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,477	1,785
Amortization	569	449
Depreciation and amortization on discontinued operations	—	120
Share-based compensation expense	78	96
Noncash interest expense (income), net	49	40
Equity in net losses (income) of affiliates, net	37	21
(Gains) losses on investments and noncash other (income) expense, net	(746)	(51)
Proceeds from sale of trading securities	483	—
Noncash contribution expense	8	5
Minority interest	(16)	7
Deferred income taxes	197	(245)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	72	(61)
Change in accounts payable and accrued expenses related to trade creditors	(80)	(25)
Change in other operating assets and liabilities	(163)	117
Net cash provided by (used in) operating activities	4,390	3,184
FINANCING ACTIVITIES
Proceeds from borrowings	590	2,587
Retirements and repayments of debt	(1,320)	(1,905)
Repurchases of common stock	(1,252)	(1,388)
Issuances of common stock	334	60
Other	52	2
Net cash provided by (used in) financing activities	(1,596)	(644)
INVESTING ACTIVITIES
Capital expenditures	(3,058)	(1,854)
Cash paid for intangible assets	(229)	(141)
Acquisitions, net of cash acquired	(770)	(550)
Proceeds from sales of investments	805	303
Purchases of investments	(52)	(70)
Proceeds from sales (purchases) of short-term investments	56	(4)
Other	43	(3)
Net cash provided by (used in) investing activities	(3,205)	(2,319)
Increase (decrease) in cash and cash equivalents	(411)	221
Cash and cash equivalents, beginning of period	1,239	947
Cash and cash equivalents, end of period	$828	$1,168

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

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

Note 2: Recent Accounting Pronouncements

SFAS No. 159

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”). SFAS No. 159 provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. This statement is effective for us beginning January 1, 2008. We do not expect SFAS No. 159 will have a material impact on our consolidated financial statements.

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

EITF Issue No. 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB No. 12, “Omnibus Opinion.” Entities should recognize the effects of applying EITF 06-10 through either (i) a change in accounting principle through a cumulative-effect adjustment to retained earnings or to other components of equity or net assets in the statement of financial position as of the beginning of the year of adoption or (ii) a change in accounting principle through retrospective application to all prior periods. The provisions of EITF 06-10 are effective for us as of January 1, 2008 and are not expected to have a material impact on our consolidated financial statements.

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

Diluted EPS for both the three and six months ended June 30, 2007 excludes approximately 39 million potential common shares and Diluted EPS for the three and six months ended June 30, 2006 excludes approximately 146 million and 169 million potential common shares, respectively, related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect.

The table below reconciles the numerator and denominator of the computations of Diluted EPS from continuing operations for the periods presented:

	Three Months Ended June 30,
	2007			2006
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$588	3,113	$0.19	$399	3,168	$0.13
Effect of Dilutive Securities:
Assumed exercise or issuance of shares relating to stock plans		34			16
Diluted EPS	$588	3,147	$0.19	$399	3,184	$0.13

	Six Months Ended June 30,
	2007			2006
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$1,425	3,119	$0.46	$837	3,185	$0.26
Effect of Dilutive Securities:
Assumed exercise or issuance of shares relating to stock plans		36			13
Diluted EPS	$1,425	3,155	$0.45	$837	3,198	$0.26

Note 4: Acquisitions and Other Significant Events

Texas and Kansas City Cable Partnership

In July 2006, we initiated the dissolution of Texas and Kansas City Cable Partners (“TKCCP”), our 50%-50% cable system partnership with Time Warner Cable (“TWC”). On January 1, 2007, the distribution of assets by TKCCP was completed and we received the cable system serving Houston, Texas (“Houston Asset Pool”) and TWC received the cable systems serving Kansas City, south and west Texas, and New Mexico (“Kansas City Asset Pool”). We accounted for the distribution of assets by TKCCP as a sale of our 50% interest in the Kansas City

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Asset Pool in exchange for acquiring an additional 50% interest in the Houston Asset Pool. This transaction resulted in an increase of approximately 700,000 video subscribers. The estimated fair value of the 50% interest of the Houston Asset Pool we received was approximately $1.1 billion and resulted in a pretax gain of approximately $500 million, which is included in other income (expense). We recorded our 50% interest in the Houston Asset Pool as a step acquisition in accordance with SFAS No. 141, “Business Combinations.” The valuation of assets acquired and the estimated gain are based on preliminary valuations. Refinements may occur as these valuations are finalized. The results of operations for the Houston Asset Pool have been included in our consolidated financial statements since the date of the distribution of assets by TKCCP (January 1, 2007) and are reported in our Cable segment. The exchange of our 50% interest in the Kansas City Asset Pool for TWC’s 50% interest in the Houston Asset Pool is considered a noncash investing activity.

Adelphia and Time Warner Transactions

In July 2006, we completed transactions with Adelphia and Time Warner that resulted in a net increase of approximately 1.7 million video subscribers, a net cash payment by us of approximately $1.5 billion, the disposition of our ownership interests in TWC and Time Warner Entertainment (“TWE”) and the assets of two cable system partnerships, and the transfer of our previously owned cable systems in Los Angeles, Cleveland and Dallas (“Comcast Exchange Systems”). We collectively refer to these transactions as the “Adelphia and Time Warner transactions.”

The operating results of the Comcast Exchange Systems transferred to TWC are reported as discontinued operations and are presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” The following represents the operating results of the Comcast Exchange Systems for the three and six months ended June 30, 2006:

(in millions)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$320	$626
Income before income taxes	$54	$98
Income tax benefit (expense)	$7	$(9)
Net income	$61	$89

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

(in millions, except per share data)	Three Months Ended June 30, 2006	Six Months Ended June 30, 2006
Revenues	$6,854	$13,361
Income from continuing operations	$427	$882
Income from discontinued operations, net of tax	$61	$89
Net income	$488	$971
Basic EPS	$0.15	$0.30
Diluted EPS	$0.15	$0.30

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Note 5: Investments

(in millions)	June 30, 2007	December 31, 2006
Fair value method
Cablevision Systems Corporation	$186	$146
Discovery Holding Company	230	161
Embarq Corporation	6	69
GSI Commerce	59	48
Liberty Capital	588	490
Liberty Global	617	439
Liberty Interactive	558	539
Sprint Nextel	41	493
Time Warner, Inc.	269	1,052
Vodafone	—	61
Other	16	15
	2,570	3,513
Equity method, principally cable-related and SpectrumCo, LLC	2,375	5,394
Cost method, principally AirTouch	1,661	1,675
Total investments	6,606	10,582
Less: current investments	395	1,735
Noncurrent investments	$6,211	$8,847

The cost, fair value and unrealized gains related to our available-for-sale securities, which consist principally of our investment in Time Warner are presented in the following table:

(in millions)	June 30, 2007	December 31, 2006
Cost	$317	$936
Unrealized gains	101	254
Fair value	$418	$1,190

Texas and Kansas City Cable Partnership

We accounted for our interest in TKCCP, totaling approximately $3.0 billion, as an equity method investment through January 1, 2007, the date the Houston Asset Pool was distributed to us (see Note 4).

Insight Midwest Partnership

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, LP (“Insight Midwest”), a 50%-50% cable system partnership with Insight. Under the terms of the agreement, we will receive cable systems serving approximately 684,000 video subscribers in Illinois and Indiana, together with approximately $1.34 billion of debt allocated to such cable systems (“Comcast Asset Pool”). Insight will receive cable systems serving approximately 639,000 video subscribers, together with approximately $1.26 billion of debt allocated to such cable systems (“Insight Asset Pool”). We will continue to account for our interest in Insight Midwest as an equity method investment until the Comcast Asset Pool is distributed to us. Closing of the transaction is subject to customary government and other approvals and is expected on or before December 31, 2007. Effective April 1, 2007, we are reporting our share of the earnings and losses of Insight Midwest based solely on the operating results of the Comcast Asset Pool.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Investment Income (Loss), Net

The following table presents the components of investment income (loss), net:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Interest and dividend income	$34	$45	$90	$81
Gains on sales and exchanges of investments, net	57	5	99	8
Investment impairment losses	(2)	—	(3)	—
Unrealized gains (losses) on trading securities and hedged items	277	(85)	493	1
Mark to market adjustments on derivatives related to trading securities and hedged items	(243)	48	(419)	(24)
Mark to market adjustments on derivatives	3	1	40	12
Investment income (loss), net	$126	$14	$300	$78

Note 6: Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2007 are presented in the following table:

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2006	$12,010	$1,441	$317	$13,768
Settlements or adjustments	12	(8)	—	4
Acquisitions	489	—	155	644
Balance, June 30, 2007	$12,511	$1,433	$472	$14,416

Settlements or adjustments are primarily related to valuation refinements related to the Adelphia and Time Warner transactions and the adoption of FIN 48. Acquisitions are primarily related to the acquisition of the Houston Asset Pool and various smaller acquisitions.

Note 7: Long-Term Debt

Borrowings

In May 2007, we issued $575 million principal amount of 6.625% notes due 2056. We used the net proceeds of this offering for the repayment of certain debt obligations, working capital and general corporate purposes.

Redemptions and Repayments

In February 2007, we redeemed $186 million principal amount of 8.15% senior notes due 2032. In March 2007, we redeemed $268 million principal amount of 9.65% debt supporting trust preferred securities due 2027. In April 2007, we repaid a $185 million term loan due 2008. In May 2007, we repaid all $600 million principal amount of 8.375% senior notes at maturity. These redemptions and repayments were funded with available cash and with the proceeds from the May 2007 notes offering.

Note 8: Stockholders’ Equity

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), which requires the cost of all share-based payments to employees to be recognized in the financial statements based on their fair values at grant date, or the date of later modification, over the requisite service period.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

In connection with the Stock Split, all outstanding share-based awards were modified as required under the terms of our equity plans. This modification did not change the fair value of outstanding awards. Prior to this modification, compensation costs related to awards granted before the adoption of SFAS No. 123R were recognized under an accelerated recognition method. As a result of the Stock Split modification, the remaining unrecognized compensation costs related to all awards are recognized on a straight-line basis over the remaining requisite service period. The impact of this change was not material to our consolidated financial statements.

In March 2007, 12.5 million stock options and 4.9 million restricted share units (“RSUs”) were granted related to our annual management grant program. The fair values associated with these grants were $9.47 per stock option and $25.44 per RSU.

Compensation expense recognized related to stock options and RSU awards is summarized in the table below:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Stock options	$27	$33	$44	$67
Restricted share units	21	17	34	29
Total share-based compensation expense	$48	$50	$78	$96

As of June 30, 2007, there was $293 million and $285 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

Effective with the March 2007 grant, we are granting net-settled stock options instead of cash-settled stock options. In net- settled stock options, an employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. This change will result in fewer shares issued into the market and no cash proceeds will be received by us upon exercise of options (as compared to options granted prior to the March 2007 grant).

Comprehensive Income

Our total comprehensive income for the three and six months ended June 30, 2007 and 2006 is presented in the following table:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Net income	$588	$460	$1,425	$926
Unrealized (losses) gains on marketable securities	11	18	—	14
Reclassification adjustments for losses (gains) included in net income	(53)	3	(93)	6
Cumulative translation adjustments	1	—	7	—
Comprehensive income	$547	$481	$1,339	$946

Note 9: Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. As a result of this adoption, we recognized a $35 million decrease in our reserves for uncertain tax positions, a $25 million increase in goodwill, a $60 million increase in retained earnings and a reclassification of approximately $960 million between deferred income taxes and other noncurrent liabilities to conform with the balance sheet presentation requirements of FIN 48. Our total uncertain tax positions as of January 1, 2007 were $2.1 billion, excluding the federal benefits on state tax positions that have been recorded as

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

deferred income taxes; this amount includes a $500 million tax payment for which we are seeking a refund. If we were to recognize the tax benefit for such positions, approximately $550 million would impact our effective tax rate.

We file a consolidated federal income tax return and income tax returns with various states. Our federal and our state income tax return examinations, with limited exceptions, have been completed through 1999. The Internal Revenue Service (“IRS”) and various states are currently conducting examinations of our income tax returns for the years 2000 through 2004. The IRS has proposed certain adjustments principally related to certain financing transactions. We are currently evaluating those proposed adjustments, but if the adjustments are accepted or otherwise are sustained, such adjustments would not have a material impact on our effective tax rate. In addition, the statutes of limitations could expire for certain of our state tax returns over the next 12 months, which could result in favorable adjustments to our uncertain tax positions. Such adjustments are not expected to have a material impact on our effective tax rate.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. As of January 1, 2007, we had accrued approximately $700 million of interest associated with our uncertain tax positions. For the three and six months ended June 30, 2007, we recognized $30 million and $52 million, respectively, of interest, net of deferred tax benefit, within income tax expense.

Note 10: Statement of Cash Flows—Supplemental Information

As of December 31, 2006, we began presenting our cash overdrafts resulting from checks drawn on zero balance accounts (“book overdrafts”) within accounts payable and accrued expenses related to trade creditors. Previously, these book overdrafts were included within cash and cash equivalents. Our financial statements reflect this revised presentation for 2006. Accordingly, the reported amounts of our cash and cash equivalents and accounts payable and accrued expenses related to trade creditors increased as of June 30, 2006 by $195 million and net cash provided by operating activities for the six months ended June 30, 2006 decreased by $59 million.

The following table presents the cash payments we made for interest and income taxes during the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Interest	$416	$410	$1,078	$910
Income taxes	$613	$395	$647	$411

During the six months ended June 30, 2007, we:

•	exchanged our 50% interest in the Kansas City Asset Pool for TWC’s 50% interest in the Houston Asset Pool, which is considered a noncash investing activity

•

settled the remaining outstanding $49 million face amount of exchangeable notes by delivering approximately 1.8 million of the 2.2 million underlying Vodafone ADRs to the counterparty, which is considered a noncash financing and investing activity

•	entered into capital leases totaling $42 million, which is considered a noncash investing and financing activity

Note 11: Commitments and Contingencies

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between May 2008 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $965 million as of June 30, 2007, at which time there were no quoted market prices for similar agreements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Contingencies

At Home Cases

Litigation has been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation. At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions are: (i) class action lawsuits against us, AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001; and (ii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), Cox (Cox is also an investor in At Home and a former distributor of the At Home service) and others, alleging breaches of fiduciary duty relating to March 2000 agreements (which, among other things, revised the distributor relationships), and seeking recovery of alleged short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 (purported to have arisen in connection with certain transactions relating to At Home stock effected under the March 2000 agreements).

In the Southern District of New York actions (item (i) above), the court dismissed all claims. The plaintiffs appealed this decision, and the Court of Appeals for the Second Circuit denied the plaintiffs’ appeal and a subsequent petition for rehearing. The Delaware case (item (ii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims, and the breach of fiduciary duty claim for lack of federal jurisdiction. The Court of Appeals for the Second Circuit denied the plaintiffs’ appeal from the decision dismissing the Section 16(b) claims, and the U.S. Supreme Court denied the plaintiffs’ petition for a further appeal. The plaintiffs recommenced the breach of fiduciary duty claim in Delaware Chancery Court. The Court has set a trial date in October 2007.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

case is our subscriber base in the “Philadelphia and Chicago Clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful “horizontal market restraints” in those areas and seek damages pursuant to antitrust statutes, including treble damages.

Our motion to dismiss the Pennsylvania case on the pleadings was denied and a class of “Philadelphia Cluster” subscribers was certified. Plaintiffs are seeking to certify a class for the “Chicago Cluster.” We have moved to dismiss the Massachusetts case, which was recently transferred to the Eastern District of Pennsylvania, and plaintiffs are seeking to consolidate it with the Pennsylvania case.

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

QUARTER ENDED JUNE 30, 2007

Note 12: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting. Our financial data by business segment is as follows:

(in millions)	Cable (a)(b)(c)	Programming(d)	Corporate and Other(e)(f)(c)	Eliminations(f)(g)	Total

Three months ended June 30, 2007
Revenues(h)	$7,330	$334	$103	$(55)	$7,712
Operating income (loss) before depreciation and amortization(i)	3,031	75	(92)	(2)	3,012
Depreciation and amortization	1,471	46	32	(5)	1,544
Operating income (loss)	1,560	29	(124)	3	1,468
Capital Expenditures	1,586	10	8	—	1,604

Three months ended June 30, 2006
Revenues(h)	$5,599	$273	$73	$(37)	$5,908
Operating income (loss) before depreciation and amortization(i)	2,327	59	(74)	(1)	2,311
Depreciation and amortization	1,078	41	23	(4)	1,138
Operating income (loss)	1,249	18	(97)	3	1,173
Capital Expenditures	915	5	9	47	976

Six months ended June 30, 2007
Revenues(h)	$14,328	$636	$258	$(122)	$15,100
Operating income (loss) before depreciation and amortization(i)	5,824	140	(187)	(2)	5,775
Depreciation and amortization	2,911	93	52	(10)	3,046
Operating income (loss)	2,913	47	(239)	8	2,729
Capital Expenditures	3,029	14	15	—	3,058

Six months ended June 30, 2006
Revenues(h)	$10,868	$512	$202	$(79)	$11,503
Operating income (loss) before depreciation and amortization(i)	4,432	109	(128)	(2)	4,411
Depreciation and amortization	2,112	82	49	(9)	2,234
Operating income (loss)	2,320	27	(177)	7	2,177
Capital Expenditures	1,740	13	15	86	1,854

(a)	For the three and six months ended June 30, 2007 and 2006, Cable segment revenues were derived from the following services:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Video	60.9%	63.1%	61.6%	63.6%
High-speed Internet	21.7	20.2	21.7	20.2
Phone	5.7	3.4	5.4	3.3
Advertising	5.4	6.3	5.0	5.8
Other	6.3	7.0	6.3	7.1
Total	100%	100%	100%	100%

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

(b)

Our regional sports and news networks (Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast, MountainWest Sports Network, CN8-The Comcast Network and, effective June 30, 2007, Sports Channel New England and Bay Area SportsNet) are included in our Cable segment.

(c)

The 2006 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2007 management reporting presentation. The adjustments resulted in the reclassification of revenue for the three and six months ended June 30, 2006 of $13 million and $26 million, respectively, and the reclassification of operating income (loss) before depreciation and amortization of $8 million and $17 million, respectively, from our Cable segment to Corporate and Other.

(d)	Programming includes our consolidated national programming networks (E!, Style, The Golf Channel, VERSUS, G4 and AZN Television) and other entertainment-related businesses.

(e)

Corporate and Other includes Comcast Spectacor, Comcast Interactive Media, a portion of operating results of our less than wholly owned technology development ventures (see “(f)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

(f)

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

(g)	Included in the Eliminations column are intersegment transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Programming segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount

•	our Cable segment receives incentives offered by our Programming segment when negotiating programming contracts that are recorded as a reduction of programming expenses

•	our Cable segment generates revenue by selling the use of satellite feeds to our Programming segment

(h)	Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(i)

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Note 13: Condensed Consolidating Financial Information

Comcast Corporation and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast Cable Communications Holdings, Inc. (“CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”), and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), fully and unconditionally guarantee each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Corporation unconditionally guarantees Comcast Holdings’ ZONES due October 2029 and its 10  5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings. Accordingly, we have included Comcast Holdings’ condensed consolidated information for all periods presented. Our condensed consolidating financial information is presented below:

Comcast Corporation

Condensed Consolidating Balance Sheet

June 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$36	$—	$—	$—	$—	$792	$—	$828
Investments	—	—	—	—	—	395	—	395
Accounts receivable, net	—	—	—	—	—	1,441	—	1,441
Other current assets	29	3	—	—	—	846	—	878
Total current assets	65	3	—	—	—	3,474	—	3,542
Investments	—	—	—	—	—	6,211	—	6,211
Investments in and amounts due from subsidiaries eliminated upon consolidation	65,340	31,666	38,992	42,141	24,856	2,132	(205,127)	—
Property and equipment, net	61	—	1	—	—	22,838	—	22,900
Franchise rights	—	—	—	—	—	57,914	—	57,914
Goodwill	—	—	—	—	—	14,416	—	14,416
Other intangible assets, net	—	—	—	—	—	5,165	—	5,165
Other noncurrent assets, net	227	13	18	—	31	319	—	608
Total assets	$65,693	$31,682	$39,011	$42,141	$24,887	$112,469	$(205,127)	$110,756
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$—	$1	$—	$—	$—	$2,977	$—	$2,978
Accrued expenses and other current liabilities	675	253	75	98	81	2,119	—	3,301
Deferred income taxes	—	—	—	—	—	102	—	102
Current portion of long-term debt	—	349	—	19	—	90	—	458
Total current liabilities	675	603	75	117	81	5,288	—	6,839
Long-term debt, less current portion	15,907	4,052	3,498	3,032	1,011	294	—	27,794
Deferred income taxes	6,221	—	—	—	675	19,637	—	26,533
Other noncurrent liabilities	1,065	39	—	—	116	6,267	—	7,487
Minority interest	—	—	—	—	—	278	—	278
Stockholders’ Equity
Common stock	35	—	—	—	—	—	—	35
Other stockholders’ equity	41,790	26,988	35,438	38,992	23,004	80,705	(205,127)	41,790
Total stockholders’ equity	41,825	26,988	35,438	38,992	23,004	80,705	(205,127)	41,825
Total liabilities and stockholders’ equity	$65,693	$31,682	$39,011	$42,141	$24,887	$112,469	$(205,127)	$110,756

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$7,712	$—	$7,712
Management fee revenue	159	54	84	84	—	—	(381)	—
	159	54	84	84	—	7,712	(381)	7,712
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,754	—	2,754
Selling, general and administrative	74	54	84	84	5	2,026	(381)	1,946
Depreciation	2	—	—	—	—	1,250	—	1,252
Amortization	—	—	—	—	—	292	—	292
	76	54	84	84	5	6,322	(381)	6,244
Operating income (loss)	83	—	—	—	(5)	1,390	—	1,468
Other Income (Expense)
Interest expense	(260)	(91)	(80)	(54)	(23)	(42)	—	(550)
Investment income (loss), net	2	—	5	—	(38)	157	—	126
Equity in net (losses) income of affiliates, net	702	474	412	445	418	(19)	(2,448)	(16)
Other income (expense)	1	—	—	—	—	—	—	1
	445	383	337	391	357	96	(2,448)	(439)
Income (loss) from continuing operations before income taxes and minority interest	528	383	337	391	352	1,486	(2,448)	1,029
Income tax (expense) benefit	60	32	27	21	23	(616)	—	(453)
Income (loss) from continuing operations before minority interest	588	415	364	412	375	870	(2,448)	576
Minority interest	—	—	—	—	—	12	—	12
Net Income (loss)	$588	$415	$364	$412	$375	$882	$(2,448)	$588

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$5,908	$—	$5,908
Management fee revenue	126	48	77	77	2	—	(330)	—
	126	48	77	77	2	5,908	(330)	5,908
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,130	—	2,130
Selling, general and administrative	62	48	77	77	3	1,530	(330)	1,467
Depreciation	2	—	—	—	1	902	—	905
Amortization	—	—	—	—	1	232	—	233
	64	48	77	77	5	4,794	(330)	4,735
Operating income (loss)	62	—	—	—	(3)	1,114	—	1,173
Other Income (Expense)
Interest expense	(173)	(103)	(82)	(66)	(23)	(49)	—	(496)
Investment income (loss), net	—	—	—	—	55	(41)	—	14
Equity in net (losses) income of affiliates, net	532	602	580	623	482	41	(2,872)	(12)
Other income (expense)	—	—	—	—	—	85	—	85
	359	499	498	557	514	36	(2,872)	(409)
Income (loss) from continuing operations before income taxes and minority interest	421	499	498	557	511	1,150	(2,872)	764
Income tax (expense) benefit	39	36	28	23	(10)	(485)	—	(369)
Income (loss) from continuing operations before minority interest	460	535	526	580	501	665	(2,872)	395
Minority interest	—	—	—	—	—	4	—	4
Income from continuing operations	460	535	526	580	501	669	(2,872)	399
Income from discontinued operations, net of tax	—	—	—	—	—	61	—	61
Net Income (loss)	$460	$535	$526	$580	$501	$730	$(2,872)	$460

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$15,100	$—	$15,100
Management fee revenue	308	105	163	163	—	—	(739)	—
	308	105	163	163	—	15,100	(739)	15,100
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	5,513	—	5,513
Selling, general and administrative	145	105	163	163	9	3,966	(739)	3,812
Depreciation	3	—	—	—	—	2,474	—	2,477
Amortization	—	—	—	—	—	569	—	569
	148	105	163	163	9	12,522	(739)	12,371
Operating income (loss)	160	—	—	—	(9)	2,578	—	2,729
Other Income (Expense)
Interest expense	(511)	(189)	(161)	(122)	(47)	(88)	—	(1,118)
Investment income (loss), net	2	—	5	—	(47)	340	—	300
Equity in net (losses) income of affiliates, net	1,651	855	1,211	1,291	749	(53)	(5,741)	(37)
Other income (expense)	2	—	—	—	—	512	—	514
	1,144	666	1,055	1,169	655	711	(5,741)	(341)
Income (loss) from continuing operations before income taxes and minority interest	1,304	666	1,055	1,169	646	3,289	(5,741)	2,388
Income tax (expense) benefit	121	67	56	42	36	(1,301)	—	(979)
Income (loss) from continuing operations before minority interest	1,425	733	1,111	1,211	682	1,988	(5,741)	1,409
Minority interest	—	—	—	—	—	16	—	16
Net Income (loss)	$1,425	$733	$1,111	$1,211	$682	$2,004	$(5,741)	$1,425

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$11,503	$—	$11,503
Management fee revenue	246	93	150	150	4	—	(643)	—
	246	93	150	150	4	11,503	(643)	11,503
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	4,203	—	4,203
Selling, general and administrative	125	93	150	150	7	3,007	(643)	2,889
Depreciation	5	—	—	—	2	1,778	—	1,785
Amortization	—	—	—	—	4	445	—	449
	130	93	150	150	13	9,433	(643)	9,326
Operating income (loss)	116	—	—	—	(9)	2,070	—	2,177
Other Income (Expense)
Interest expense	(322)	(207)	(164)	(136)	(46)	(97)	—	(972)
Investment income (loss), net	—	—	—	—	25	53	—	78
Equity in net (losses) income of affiliates, net	1,060	783	734	822	630	(3)	(4,047)	(21)
Other income (expense)	—	—	—	—	—	98	—	98
	738	576	570	686	609	51	(4,047)	(817)
Income (loss) from continuing operations before income taxes and minority interest	854	576	570	686	600	2,121	(4,047)	1,360
Income tax (expense) benefit	72	72	57	48	11	(776)	—	(516)
Income (loss) from continuing operations before minority interest	926	648	627	734	611	1,345	(4,047)	844
Minority interest	—	—	—	—	—	(7)	—	(7)
Income from continuing operations	926	648	627	734	611	1,338	(4,047)	837
Income from discontinued operations, net of tax	—	—	—	—	—	89	—	89
Net Income (loss)	$926	$648	$627	$734	$611	$1,427	$(4,047)	$926

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(246)	$(122)	$(98)	$(100)	$—	$4,956	$—	$4,390
Financing Activities
Proceeds from borrowings	575	—	—	—	—	15	—	590
Retirements and repayments of debt	—	(600)	—	(226)	—	(494)	—	(1,320)
Repurchases of common stock	(1,252)	—	—	—	—	—	—	(1,252)
Issuances of common stock	334	—	—	—	—	—	—	334
Other	6	—	—	(8)	—	54	—	52
Net cash provided by (used in) financing activities	(337)	(600)	—	(234)	—	(425)	—	(1,596)
Investing Activities
Net transactions with affiliates	584	722	98	334	—	(1,738)	—	—
Capital expenditures	(6)	—	—	—	—	(3,052)	—	(3,058)
Cash paid for intangible assets	—	—	—	—	—	(229)	—	(229)
Acquisitions, net of cash acquired	—	—	—	—	—	(770)	—	(770)
Proceeds from sales of investments	—	—	—	—	—	805	—	805
Purchases of investments	—	—	—	—	—	(52)	—	(52)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	56	—	56
Other	(36)	—	—	—	—	79	—	43
Net cash provided by (used in) investing activities	542	722	98	334	—	(4,901)	—	(3,205)
Increase in cash and cash equivalents	(41)	—	—	—	—	(370)	—	(411)
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$36	$—	$—	$—	$—	$792	$—	$828

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$102	$(114)	$(117)	$(125)	$6	$3,432	$—	$3,184
Financing Activities
Proceeds from borrowings	2,587	—	—	—	—	—	—	2,587
Retirements and repayments of debt	(260)	(619)	—	(988)	(9)	(29)	—	(1,905)
Repurchases of common stock	(1,388)	—	—	—	—	—	—	(1,388)
Issuances of common stock	60	—	—	—	—	—	—	60
Other	4	—	—	—	—	(2)	—	2
Net cash provided by (used in) financing activities	1,003	(619)	—	(988)	(9)	(31)	—	(644)
Investing Activities
Net transactions with affiliates	(1,142)	733	117	1,113	(7)	(814)	—	—
Capital expenditures	(3)	—	—	—	—	(1,851)	—	(1,854)
Cash paid for intangible assets	—	—	—	—	—	(141)	—	(141)
Acquisitions, net of cash acquired	—	—	—	—	—	(550)	—	(550)
Proceeds from sales of investments	47	—	—	—	10	246	—	303
Purchases of investments	—	—	—	—	—	(70)	—	(70)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	(4)	—	(4)
Other	—	—	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	(1,098)	733	117	1,113	3	(3,187)	—	(2,319)
Increase in cash and cash equivalents	7	—	—	—	—	214	—	221
Cash and cash equivalents, beginning of period	—	—	—	—	—	947	—	947
Cash and cash equivalents, end of period	$7	$—	$—	$—	$—	$1,161	$—	$1,168

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest cable operator in the United States and offer a variety of consumer entertainment and communication products and services. As of June 30, 2007, our cable systems served approximately 24.1 million video subscribers, 12.4 million high-speed Internet subscribers and 3.5 million phone subscribers and passed approximately 47.9 million homes in 39 states and the District of Columbia. We classify our operations in two reportable segments: Cable and Programming. Our Cable segment manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”). The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising and the operation of our regional sports and news networks. The Cable segment generates approximately 95% of our consolidated revenues. Our Programming segment consists of our six national programming networks, E!, Style, The Golf Channel, VERSUS, G4, and AZN Television, and other entertainment-related businesses. Revenue from our Programming segment is earned primarily from advertising revenues and from monthly per subscriber license fees paid by cable and satellite distributors.

The comparability of our results of operations for the three and six months ended June 30, 2007 is impacted by the dissolution of the Texas and Kansas City Cable Partnership (“TKCCP”) in January 2007 and the Adelphia and Time Warner transactions in July 2006. The TKCCP dissolution resulted in the acquisition of a cable system serving approximately 700,000 video subscribers in Houston, Texas and a significant nonoperating gain recognized in connection with the divestiture of our portion of the partnership’s investment in cable systems serving Kansas City, south and west Texas, and New Mexico. The Adelphia and Time Warner transactions resulted in the acquisition of cable systems serving approximately 2.8 million video subscribers and the disposition of our previously owned cable systems located in Los Angeles, Cleveland and Dallas, which are presented as discontinued operations. Other highlights and business developments for the six months ended June 30, 2007 include the following:

•	consolidated revenue growth of 31.3% and consolidated operating income growth of 25.4%, both driven by results in our Cable segment

•

Cable segment revenue growth of 31.8% and growth in operating income before depreciation and amortization of 31.4%, both driven by growth from acquisitions, as well as growth in revenue generating units (“RGUs”) and the success of our triple play offering

•	repurchase of approximately 47 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program for approximately $1.3 billion

•

agreements to (i) acquire Fandango, an online entertainment site and movie-ticket service, which closed in April 2007, (ii) acquire Rainbow Media Holdings LLC’s 60% interest in Bay Area SportsNet and its 50% interest in Sports Channel New England, expanding our regional sports networks, which closed in June 2007, (iii) divide the assets and liabilities of Insight Midwest partnership that, upon closing of the transaction, will result in our 100% ownership of cable systems serving subscribers in Illinois and Indiana, (iv) acquire the cable systems of Patriot Media serving subscribers in the Central New Jersey area; the Insight Midwest and Patriot Media transactions are subject to closing conditions, including government and other approvals, and are all expected to close by the end of 2007 (refer to Note 4 to our consolidated financial statements for information about acquisitions and other significant events)

The discussion below provides further details of these highlights and insights into our consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Consolidated Operating Results

	Three Months Ended June 30,		Increase / (Decrease)	Six Months Ended June 30,		Increase / (Decrease)
(in millions)	2007	2006		2007	2006
Revenues	$7,712	$5,908	30.6%	$15,100	$11,503	31.3%
Costs and expenses
Operating, selling, general and administrative (excluding depreciation)	4,700	3,597	30.7	9,325	7,092	31.5
Depreciation	1,252	905	38.4	2,477	1,785	38.8
Amortization	292	233	25.0	569	449	26.5
Operating income	1,468	1,173	25.3	2,729	2,177	25.4
Other income (expense) items, net	(439)	(409)	7.6	(341)	(817)	(58.3)
Income from continuing operations before income taxes and minority interest	1,029	764	34.7	2,388	1,360	75.6
Income tax expense	(453)	(369)	22.7	(979)	(516)	89.6
Income from continuing operations before minority interest	576	395	45.9	1,409	844	67.1
Minority interest	12	4	n/m	16	(7)	n/m
Income from continuing operations	588	399	47.6	1,425	837	70.3
Discontinued operations, net of tax	—	61	n/m	—	89	n/m
Net income	$588	$460	28.0%	$1,425	$926	54.0%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenues

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006. Cable segment and Programming segment revenues are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor and growth in Comcast Interactive Media.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and six months ended June 30, 2007 compared to the same periods in 2006. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor, whose expenses were negatively affected by player contract termination costs in the first quarter of 2007.

Consolidated Depreciation and Amortization

The increases in depreciation expense for the three and six months ended June 30, 2007 compared to the same periods in 2006 are primarily a result of the effects of capital expenditures and the depreciation associated with our newly acquired cable systems.

The increases in amortization expense for the three and six months ended June 30, 2007 compared to the same periods in 2006 are primarily a result of the increase in the amortization expense of our franchise-related customer relationship intangible assets associated with our newly acquired cable systems.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Segment Operating Results

Certain adjustments have been made to our 2006 segment presentation to conform to our 2007 management reporting presentation. See Note 12 to our consolidated financial statements for further discussion of these adjustments.

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 12). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

The comparability of the results of operations of our Cable segment is impacted by the acquisition of the cable system serving Houston, Texas in January 2007, the Adelphia and Time Warner transactions in July 2006, and the acquisition of the cable systems of Susquehanna Communications in April 2006. We collectively refer to the cable systems acquired in these transactions as the “newly acquired cable systems.” The newly acquired cable systems accounted for approximately $1.0 billion and $2.1 billion of increased revenues for the three and six months ended June 30, 2007, respectively.

The tables below present our Cable segment operating results:

	Three Months Ended June 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Video	$4,465	$3,530	$935	26.5%
High-speed Internet	1,589	1,131	458	40.5
Phone	420	193	227	117.8
Advertising	399	351	48	13.8
Other	250	222	28	12.3
Franchise fees	207	172	35	21.2
Revenues	7,330	5,599	1,731	30.9
Operating expenses	2,576	1,965	611	31.2
Selling, general and administrative expenses	1,723	1,307	416	31.7
Operating income before depreciation and amortization	$3,031	$2,327	$704	30.3%

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Video	$8,827	$6,911	$1,916	27.7%
High-speed Internet	3,116	2,192	924	42.2
Phone	773	363	410	112.7
Advertising	712	627	85	13.6
Other	492	439	53	12.3
Franchise fees	408	336	72	21.7
Revenues	14,328	10,868	3,460	31.8
Operating expenses	5,126	3,868	1,258	32.5
Selling, general and administrative expenses	3,378	2,568	810	31.5
Operating income before depreciation and amortization	$5,824	$4,432	$1,392	31.4%

Cable Segment Revenues

Video    Our video revenues continue to grow due to rate increases, subscriber growth in our digital cable services, including the demand for advanced services such as DVR and HDTV and the addition of our newly acquired systems. During the six months ended June 30, 2007, we added approximately 1.5 million digital cable subscribers. Our newly acquired cable systems contributed approximately $666 million and $1.4 billion to our video revenue growth for the three and six months ended June 30, 2007, respectively. As of June 30, 2007, approximately 59% of our 24.1 million video subscribers subscribed to at least one of our digital cable services. In addition, our average monthly video revenue per video subscriber increased to $60.91.

High-Speed Internet    The increase in high-speed Internet revenue for the three and six months ended June 30, 2007 compared to the same periods in 2006 reflects an increase in subscribers and the addition of our newly acquired cable systems. During the six months ended June 30, 2007, we added approximately 900,000 high-speed Internet subscribers. Our newly acquired systems contributed approximately $218 million and $438 million to our high-speed Internet revenue growth for the three and six months ended June 30, 2007, respectively. Average monthly revenue per subscriber has remained relatively stable. We expect that the rate of subscriber and revenue growth may slow as the market continues to mature and competition increases.

Phone    We offer two phone services, Comcast Digital Voice, our IP-enabled phone service, and our circuit-switched local phone service. Revenues increased as a result of subscriber growth in our Comcast Digital Voice service, partially offset by the loss of circuit-switched subscribers. During the six months ended June 30, 2007, we added approximately 1.2 million Comcast Digital Voice subscribers. Our newly acquired systems contributed approximately $27 million and $54 million to our phone revenue growth for the three and six months ended June 30, 2007, respectively. We expect the number of phone subscribers will grow as we continue to expand Comcast Digital Voice to new markets in 2007. We expect the number of subscribers to our circuit-switched local phone service to continue to decrease as our marketing efforts are now focused on Comcast Digital Voice.

Advertising    The increases in advertising revenue for the three and six months ended June 30, 2007 compared to the same periods in 2006 are due to the addition of our newly acquired cable systems. We expect the impact of the newly acquired cable systems to be the primary driver of the expected increases in revenues for the second half of 2007.

Other    We also generate revenues from our regional sports and news networks, video installation services, commissions from third-party electronic retailing, and fees for other services, such as providing businesses with data connectivity and networked applications.

Franchise Fees    The increases in franchise fees collected from our cable subscribers for the three and six months ended June 30, 2007 compared to the same periods in 2006 are primarily a result of the increase in our revenues upon which the fees apply.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Cable Segment Operating Expenses

Operating expenses increased primarily as a result of growth in subscribers to our cable services and the addition of our newly acquired cable systems. For the three and six months ended June 30, 2007, our newly acquired cable systems contributed approximately $390 million and $780 million, respectively, to our increases in Cable segment operating expenses. The remaining increases were primarily a result of costs associated with the delivery of these services and additional personnel to handle service calls and provide customer support.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily as a result of growth in the number of subscribers to our cable services and the addition of our newly acquired systems. For the three and six months ended June 30, 2007, our newly acquired cable systems contributed approximately $240 million and $480 million, respectively, to our increases in Cable segment selling, general and administrative expenses. The remaining increases were primarily a result of additional employees needed to provide customer and other administrative services, as well as additional marketing costs associated with attracting new subscribers.

Programming Segment Operating Results

The tables below present our Programming segment operating results:

	Three Months Ended June 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Revenues	$334	$273	$61	22.2%
Operating, selling, general and administrative expenses	259	214	45	20.8
Operating income before depreciation and amortization	$75	$59	$16	26.9%

	Six Months Ended June 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Revenues	$636	$512	$124	24.3%
Operating, selling, general and administrative expenses	496	403	93	23.2
Operating income before depreciation and amortization	$140	$109	$31	28.2%

Programming Segment Revenues

The increases in revenues for the three and six months ended June 30, 2007 compared to the same periods in 2006 are primarily a result of increases in advertising and license fee revenues. For both the three and six months ended June 30, 2007, approximately 13% of our Programming segment revenues were generated from our Cable segment. For the three and six months ended June 30, 2006, approximately 10% and 11%, respectively, of our Programming segment revenues were generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Programming Segment Operating, Selling, General and Administrative Expenses

The increases in expenses for the three and six months ended June 30, 2007 compared to the same periods in 2006 are primarily a result of an increase in the production of and programming rights costs for new and live-event programming for our cable networks, including the PGA TOUR on The Golf Channel.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

Consolidated Other Income (Expense) Items

	Three Months Ended June 30,		Six Months Ended June 30,
(in millions)	2007	2006	2007	2006
Interest expense	$(550)	$(496)	$(1,118)	$(972)
Investment income (loss), net	126	14	300	78
Equity in net (losses) income of affiliates, net	(16)	(12)	(37)	(21)
Other income (expense)	1	85	514	98
Total	$(439)	$(409)	$(341)	$(817)

Interest Expense

The increases in interest expense for the three and six months ended June 30, 2007 compared to the same periods in 2006 are primarily the result of an increase in our average debt outstanding.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2007 and 2006 are presented in a table in Note 5 to our consolidated financial statements.

Other Income (Expense)

Other income for the six months ended June 30, 2007 consists principally of a pretax gain of approximately $500 million on the sale of our 50% interest in the Kansas City Asset Pool in connection with the TKCCP transaction.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2007 reflects an income tax rate higher than the federal statutory rate primarily as a result of state income taxes and interest on uncertain tax positions. Our deferred income taxes will be impacted by the enactment of new tax legislation in the state of Michigan in July 2007. Unless it is modified, the new legislation will require us to record additional deferred state income tax expense and liabilities in the third quarter of 2007 related to differences between our recorded book basis and our tax basis, principally related to our acquired indefinite-lived intangible assets. If the Michigan legislation remains unchanged, we expect our 2007 annual effective tax rate to be at the high end of the range of 40% to 45%. Excluding the effects of recording this noncash tax expense, we expect our effective tax rate to be at the low end of this range. We do not expect these deferred taxes to become due and payable in the foreseeable future. Income tax expense for the three and six months ended June 30, 2006 reflects an income tax rate higher than the federal statutory rate primarily due to state income taxes, adjustments to prior year accruals, including related interest, offset by a favorable resolution of certain tax matters.

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

Operating Activities

Net cash provided by operating activities was $4.4 billion for the six months ended June 30, 2007, as a result of our operating income before depreciation and amortization, the timing of interest and income tax payments, proceeds from the sale of trading securities and changes in other operating assets and liabilities.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

During the six months ended June 30, 2007, the net change in our operating assets and liabilities was a decrease of $171 million. The decrease was the result of a decrease in our accounts receivable of $72 million, a decrease in our accounts payable and accrued expenses related to trade creditors of $80 million, and a decrease in other operating assets and liabilities of $163 million.

Financing Activities

Net cash used in financing activities was $1.6 billion for the six months ended June 30, 2007 and consisted principally of our debt repayments of $1.3 billion and repurchases of approximately 47 million shares of our Class A Special common stock for $1.3 billion (recognized on a settlement date or cash basis). These cash outflows were partially offset by cash proceeds received from borrowings of $590 million and the issuance of shares primarily under our share-based compensation plans of $334 million.

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of June 30, 2007, amounts available under these facilities totaled approximately $4.5 billion.

Share Repurchase Program

As of June 30, 2007, the maximum dollar value of shares that may be repurchased under our Board-authorized share repurchase program is approximately $1.8 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions.

See Note 7 to our consolidated financial statements for further discussion of our financing activities.

Investing Activities

Net cash used in investing activities was $3.2 billion for the six months ended June 30, 2007 and consisted principally of capital expenditures of $3.1 billion, cash paid for intangible assets of $229 million and acquisitions of $770 million. These cash outflows were partially offset by proceeds received from the sale of investments of $805 million.

Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future. More specifically, with respect to the second half of 2007, capital expenditures for digital set-top boxes are expected to be less than in the first half of 2007 (in part because existing inventory levels of low-cost set top boxes are expected to be sufficient to satisfy expected demand for these boxes), even though capital expenditures for purchases of advanced digital set-top boxes are expected to continue during the second half of 2007.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

We evaluate the unit of account used to test for impairment of our cable franchise rights periodically to ensure testing is performed at an appropriate level. Prior to 2007, we used our cable regions as the unit of account. Frequent reorganizations of our regions and further management centralization of our cable operations led us to conclude that our cable divisions are more reflective of how we manage and operate the assets and, therefore, are the appropriate unit of account. Consequently, effective April 1, 2007 (our annual impairment testing date), we changed the unit of account to cable divisions from cable regions. We tested for impairment at the region level prior to combining our 29 regions into 5 divisions to confirm that no impairment existed prior to the change.

For a full discussion of our accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2006 Form 10-K.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the three months ended June 30, 2007, under our Board-authorized share repurchase program, on a trade-date basis, is as follows:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(a)
April 1-30, 2007	787,413	$25.94	600,000	$15,411,365	$2,492,565,100
May 1-31, 2007	10,610,546	$26.61	10,573,156	281,374,742	$2,211,190,358
June 1-30, 2007	17,078,549	$27.17	16,750,692	455,057,350	$1,756,133,008
Total	28,476,508	$26.93	27,923,848	$751,843,457	$1,756,133,008

The total number of shares purchased includes 552,660 shares received in the administration of employee share-based compensation plans.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

(a)

In 2005, the Board of Directors authorized a $5 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. As of June 30, 2007, the maximum dollar value of shares that is available under our Board-authorized share repurchase program is approximately $1.8 billion. The share repurchase program does not have an expiration date.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on May 23, 2007, the shareholders approved, or did not approve, the following proposals, in each case consistent with the unanimous recommendations of our Board of Directors (numbers represent the aggregate votes cast, with holders of our Class A Common Stock entitled to 0.1370 votes per share and holders of our Class B Common Stock entitled to 15 votes per share):

To elect the following nominees to serve as our directors for one-year terms.

Director	For	Withheld
S. Decker Anstrom	379,772,771	7,093,865
Kenneth J. Bacon	383,040,113	3,826,523
Sheldon M. Bonovitz	379,383,970	7,482,666
Edward D. Breen	381,396,200	5,470,435
Julian A. Brodsky	380,438,433	6,428,203
Joseph J. Collins	382,531,343	4,335,293
J. Michael Cook	383,016,893	3,849,742
Jeffrey A. Honickman	383,051,510	3,815,125
Brian L. Roberts	379,967,530	6,899,106
Ralph J. Roberts	380,308,518	6,558,118
Dr. Judith Rodin	379,343,063	7,523,573
Michael I. Sovern	382,194,735	4,671,901

To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2007 fiscal year.

For	Against	Abstain
380,438,491	3,713,559	2,714,585

To prevent the issuance of new stock options.

For	Against	Abstain
7,331,796	349,384,056	3,268,417

To require that the Chairman of the Board not be an employee.

For	Against	Abstain
69,510,237	287,179,680	3,294,352

To require a sustainability report.

For	Against	Abstain
48,924,192	282,113,792	28,946,286

To adopt a recapitalization plan.

For	Against	Abstain
111,266,427	244,830,828	3,886,854

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

To require an annual vote on executive compensation.

For	Against	Abstain
23,672,084	326,587,012	9,725,054

To require a pay differential report.

For	Against	Abstain
16,504,748	337,842,043	5,637,479

To require political contributions disclosure.

For	Against	Abstain
17,831,336	308,405,792	33,746,981

ITEM 6: EXHIBITS

(a)   Exhibits required to be filed by Item 601 of Regulation S-K:

10.1*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective May 22, 2007.

10.2*	Comcast Corporation Retirement Investment Plan, as amended and restated effective July 1, 2007.

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED JUNE 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: July 27, 2007