Form 10-Q
period 2007-09-30
COMCAST CORP
filed 2007-10-26
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2007

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

Yes ☐ No ☒

As of September 30, 2007, there were 2,077,828,113 shares of our Class A Common Stock, 985,898,792 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2007. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

QUARTER ENDED SEPTEMBER 30, 2007

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2007	December 31, 2006
ASSETS
Current Assets
Cash and cash equivalents	$2,949	$1,239
Investments	65	1,735
Accounts receivable, less allowance for doubtful accounts of $185 and $157	1,598	1,450
Other current assets	785	778
Total current assets	5,397	5,202
Investments	6,223	8,847
Property and equipment, net of accumulated depreciation of $18,816 and $15,506	23,213	21,248
Franchise rights	58,080	55,927
Goodwill	14,549	13,768
Other intangible assets, net of accumulated amortization of $6,582 and $5,543	5,092	4,881
Other noncurrent assets, net	617	532
	$113,171	$110,405
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses related to trade creditors	$3,014	$2,862
Accrued expenses and other current liabilities	2,926	3,032
Deferred income taxes	—	563
Current portion of long-term debt	764	983
Total current liabilities	6,704	7,440
Long-term debt, less current portion	30,340	27,992
Deferred income taxes	26,570	27,089
Other noncurrent liabilities	7,404	6,476
Minority interest	265	241
Commitments and Contingencies (Note 11)
Stockholders’ Equity
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,443,288,863 and 2,425,818,710; outstanding, 2,077,828,113 and 2,060,357,960	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 1,056,833,556 and 1,120,659,771; outstanding, 985,898,792 and 1,049,725,007	11	11
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	42,318	42,401
Retained earnings	7,145	6,214
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(93)	34
Total stockholders’ equity	41,888	41,167
	$113,171	$110,405

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions, except per share data)	2007	2006	2007	2006
Revenues	$7,781	$6,432	$22,881	$17,935
Costs and Expenses
Operating (excluding depreciation)	2,759	2,274	8,272	6,477
Selling, general and administrative	2,093	1,721	5,905	4,610
Depreciation	1,291	963	3,768	2,748
Amortization	247	250	816	699
	6,390	5,208	18,761	14,534
Operating income	1,391	1,224	4,120	3,401
Other Income (Expense)
Interest expense	(571)	(530)	(1,689)	(1,502)
Investment income (loss), net	158	857	458	935
Equity in net (losses) income of affiliates, net	(12)	(65)	(49)	(86)
Other income (expense)	(1)	96	513	194
	(426)	358	(767)	(459)
Income from continuing operations before income taxes and minority interest	965	1,582	3,353	2,942
Income tax expense	(421)	(610)	(1,400)	(1,126)
Income from continuing operations before minority interest	544	972	1,953	1,816
Minority interest	16	(3)	32	(10)
Income from continuing operations	560	969	1,985	1,806
Income from discontinued operations, net of tax	—	14	—	103
Gain on discontinued operations, net of tax	—	234	—	234
Net income	$560	$1,217	$1,985	$2,143
Basic earnings per common share
Income from continuing operations	$0.18	$0.31	$0.64	$0.57
Income from discontinued operations	—	—	—	0.03
Gain on discontinued operations	—	0.07	—	0.07
Net income	$0.18	$0.38	$0.64	$0.67
Diluted earnings per common share
Income from continuing operations	$0.18	$0.31	$0.63	$0.57
Income from discontinued operations	—	—	—	0.03
Gain on discontinued operations	—	0.07	—	0.07
Net income	$0.18	$0.38	$0.63	$0.67

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30,
(in millions)	2007	2006
OPERATING ACTIVITIES
Net income	$1,985	$2,143
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	3,768	2,748
Amortization	816	699
Depreciation and amortization on discontinued operations	—	139
Share-based compensation expense	161	145
Noncash interest expense (income), net	80	69
Equity in net losses (income) of affiliates, net	49	86
(Gains) losses on investments and noncash other (income) expense, net	(860)	(959)
Gain on discontinued operations	—	(797)
Proceeds from sale of trading securities	603	—
Noncash contribution expense	11	10
Minority interest	(32)	10
Deferred income taxes	160	911
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(51)	(136)
Change in accounts payable and accrued expenses related to trade creditors	10	385
Change in other operating assets and liabilities	(592)	(238)
Net cash provided by (used in) operating activities	6,108	5,215
FINANCING ACTIVITIES
Proceeds from borrowings	3,610	5,970
Redemptions and repayments of debt	(1,529)	(2,222)
Repurchases of common stock	(1,852)	(1,882)
Issuances of common stock	404	133
Other	51	7
Net cash provided by (used in) financing activities	684	2,006
INVESTING ACTIVITIES
Capital expenditures	(4,584)	(3,051)
Cash paid for intangible assets	(313)	(227)
Acquisitions, net of cash acquired	(1,277)	(3,839)
Proceeds from sales of investments	1,123	2,519
Purchases of investments	(129)	(471)
Proceeds from sales (purchases) of short-term investments, net	52	15
Other	46	(3)
Net cash provided by (used in) investing activities	(5,082)	(5,057)
Increase (decrease) in cash and cash equivalents	1,710	2,164
Cash and cash equivalents, beginning of period	1,239	947
Cash and cash equivalents, end of period	$2,949	$3,111

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based upon Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.

These financial statements include all adjustments that are necessary for a fair presentation of our results of operations and financial condition for the periods shown, including normal, recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

For a more complete discussion of our accounting policies and certain other information, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.

Stock Split

In January 2007, our Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend (the “Stock Split”), which was paid on February 21, 2007 to shareholders of record on February 14, 2007. The stock dividend was in the form of an additional 0.5 share for every share held and was payable in shares of Class A common stock on the existing Class A common stock and payable in shares of Class A Special common stock on the existing Class A Special common stock and Class B common stock with cash being paid in lieu of fractional shares. The number of shares outstanding and related prices, per share amounts, share conversions and share-based data have been adjusted to reflect the Stock Split for all prior periods presented.

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

FASB Interpretation No. 48

In July 2006, the FASB issued Financial Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the recognition threshold and measurement of a tax position taken on a tax return. FIN 48 also requires expanded disclosure with respect to the uncertainty in income taxes. Effective January 1, 2007, we adopted the provisions of FIN 48. See Note 9 for further details regarding the adoption of this interpretation.

EITF Issue No. 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB No. 12, “Omnibus Opinion.” We will adopt the provisions of EITF 06-10 as of January 1, 2008 and do not expect it to have a material impact on our consolidated financial statements.

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

Diluted EPS for the three and nine months ended September 30, 2007 excludes approximately 56 million and 42 million potential common shares, respectively, and Diluted EPS for the three and nine months ended September 30, 2006 excludes approximately 122 million and 141 million potential common shares, respectively, related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect.

The table below reconciles the numerator and denominator of the computations of Diluted EPS from continuing operations for the periods presented:

	Three Months Ended September 30,
	2007			2006
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$560	3,087	$0.18	$969	3,144	$0.31
Effect of Dilutive Securities:
Assumed exercise or issuance of shares relating to stock plans		31			19
Diluted EPS	$560	3,118	$0.18	$969	3,163	$0.31

	Nine Months Ended September 30,
	2007			2006
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$1,985	3,108	$0.64	$1,806	3,171	$0.57
Effect of Dilutive Securities:
Assumed exercise or issuance of shares relating to stock plans		37			15
Diluted EPS	$1,985	3,145	$0.63	$1,806	3,186	$0.57

Note 4: Acquisitions and Other Significant Events

Texas and Kansas City Cable Partnership

In July 2006, we initiated the dissolution of Texas and Kansas City Cable Partners (“TKCCP”), our 50%-50% cable system partnership with Time Warner Cable (“TWC”). On January 1, 2007, the distribution of assets by TKCCP was completed and we received the cable system serving Houston, Texas (“Houston Asset Pool”) and TWC received the cable systems serving Kansas City, south and west Texas, and New Mexico (“Kansas City Asset Pool”). We accounted for the distribution of assets by TKCCP as a sale of our 50% interest in the Kansas City Asset Pool in exchange for acquiring an additional 50% interest in the Houston Asset Pool. This transaction

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

resulted in an increase of approximately 700,000 video subscribers. The estimated fair value of the 50% interest of the Houston Asset Pool we received was approximately $1.1 billion and resulted in a pretax gain of approximately $500 million, which is included in other income (expense). We recorded our 50% interest in the Houston Asset Pool as a step acquisition in accordance with SFAS No. 141, “Business Combinations.” The valuation of assets acquired and the estimated gain are based on preliminary valuations. Refinements may occur as these valuations are finalized. The results of operations for the Houston Asset Pool have been included in our consolidated financial statements since the date of the distribution of assets by TKCCP (January 1, 2007) and are reported in our Cable segment (effective August 1, 2006). The exchange of our 50% interest in the Kansas City Asset Pool for TWC’s 50% interest in the Houston Asset Pool is considered a noncash investing activity.

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

The operating results of the Comcast Exchange Systems transferred to TWC are reported as discontinued operations and are presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” As a result of the exchange, we recognized a gain on the sale of discontinued operations of $234 million, net of tax of $563 million. The table below presents the operating results of the Comcast Exchange Systems for the three and nine months ended September 30, 2006:

(in millions)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$109	$734
Income before income taxes	$23	$121
Income tax expense	$9	$18
Income from discontinued operations	$14	$103

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

(in millions, except per share data)	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2006
Revenues	$6,898	$20,259
Income from continuing operations	$959	$1,817
Income from discontinued operations, net of tax	$14	$103
Gain on discontinued operations, net of tax	$234	$234
Net income	$1,207	$2,154
Basic EPS	$0.38	$0.68
Diluted EPS	$0.38	$0.68

Other Acquisitions

In August 2007, we acquired the cable system of Patriot Media serving approximately 81,000 video subscribers in central New Jersey. In June 2007, we acquired Rainbow Media Holdings LLC’s 60% interest in Bay Area SportsNet and its 50% interest in Sports Channel New England, expanding our regional sports networks. The completion of this transaction resulted in our 100% ownership in Sports Channel New England and 60% ownership in Bay Area SportsNet. The results of operations of Patriot Media, Bay Area SportsNet and Sports Channel New England have

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

been included in our consolidated financial statements since their acquisition dates and are reported in our Cable segment. In April 2007, we acquired Fandango, an online entertainment site and movie-ticket service. The results of operations of Fandango have been included in our consolidated financial statements since the acquisition date and are reported in Corporate and Other. None of these acquisitions were material to our consolidated financial statements for the three and nine months ended September 30, 2007.

Note 5: Investments

(in millions)	September 30, 2007	December 31, 2006
Fair value method
Cablevision Systems Corporation	$179	$146
Discovery Holding Company	289	161
Embarq Corporation	6	69
GSI Commerce	—	48
Liberty Capital	624	490
Liberty Global	612	439
Liberty Interactive	480	539
Sprint Nextel	38	493
Time Warner Inc.	—	1,052
Vodafone	—	61
Other	7	15
	2,235	3,513
Equity method, primarily cable-related and SpectrumCo, LLC	2,375	5,394
Cost method, primarily AirTouch	1,678	1,675
Total investments	6,288	10,582
Less: current investments	65	1,735
Noncurrent investments	$6,223	$8,847

The cost, fair value and unrealized gains related to our available-for-sale securities are presented in the table below. The decreases from December 31, 2006 to September 30, 2007 are primarily the result of the sale of all of the remaining shares in Time Warner Inc. held by us during the nine months ended September 30, 2007.

(in millions)	September 30, 2007	December 31, 2006
Cost	$49	$936
Unrealized gains	33	254
Fair value	$82	$1,190

Texas and Kansas City Cable Partnership

We accounted for our interest in TKCCP, totaling approximately $3.0 billion, as an equity method investment through January 1, 2007, the date the Houston Asset Pool was distributed to us (see Note 4).

Insight Midwest Partnership

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, LP (“Insight Midwest”), a 50%-50% cable system partnership with Insight. Under the terms of the agreement, we will receive cable systems serving approximately 690,000 video subscribers in Illinois and Indiana, together with approximately $1.34 billion of debt allocated to those cable systems (“Comcast Asset Pool”). Insight will receive cable systems serving approximately 650,000 video subscribers, together with approximately $1.26 billion of debt allocated to those cable systems (“Insight Asset Pool”). We will continue to account for our interest in Insight Midwest as an equity method investment until the Comcast Asset Pool is distributed to us. Closing of

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

the transaction is subject to customary government and other approvals and is expected on or about January 1, 2008. The debt allocated to us will be repaid upon closing of the transaction. Effective April 1, 2007, we are reporting our share of the earnings and losses of Insight Midwest based solely on the operating results of the Comcast Asset Pool.

Investment Income (Loss), Net

The table below presents the components of investment income (loss), net:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Interest and dividend income	$35	$55	$126	$136
Gains on sales and exchanges of investments, net	49	745	148	753
Investment impairment losses	(1)	—	(4)	—
Unrealized gains (losses) on trading securities and hedged items	1	81	493	82
Mark to market adjustments on derivatives related to trading securities and hedged items	76	(22)	(343)	(46)
Mark to market adjustments on derivatives	(2)	(2)	38	10
Investment income (loss), net	$158	$857	$458	$935

Note 6: Goodwill

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2007 are presented in the table below:

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2006	$12,010	$1,441	$317	$13,768
Settlements or adjustments	185	(8)	(79)	98
Acquisitions	528	—	155	683
Balance, September 30, 2007	$12,723	$1,433	$393	$14,549

Settlements or adjustments are primarily a result of valuation refinements related to the Adelphia and Time Warner transactions and the adoption of FIN 48. Acquisitions are primarily related to the acquisition of the Houston Asset Pool, Patriot Media and various smaller acquisitions.

Note 7: Long-Term Debt

Borrowings

During the nine months ended September 30, 2007, we issued approximately $3.6 billion principal amount of debt. In August 2007, we issued $3.0 billion of notes consisting of $1.0 billion principal amount of 6.30% notes due 2017 and $2.0 billion principal amount of 6.95% notes due 2037. We used the net proceeds of these offerings for working capital and general corporate purposes, including the repayment of commercial paper obligations. In May 2007, we issued $575 million principal amount of 6.625% notes due 2056. We used the net proceeds of this offering for the repayment of certain debt obligations, working capital and general corporate purposes.

Redemptions and Repayments

During the nine months ended September 30, 2007, we redeemed or repaid approximately $1.5 billion principal amount of our debt. In February 2007, we redeemed $186 million principal amount of 8.15% notes due 2032. In March 2007, we redeemed $268 million principal amount of 9.65% debt supporting trust preferred securities due 2027. In April 2007, we repaid a $185 million term loan due 2008. In May 2007, we repaid all $600 million

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

principal amount of 8.375% notes at maturity. During the nine months ended September 30, 2007, we also repaid approximately $200 million of amounts outstanding under our commercial paper program. These redemptions and repayments were funded with available cash and with the proceeds from the May 2007 notes offering.

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

Compensation expense recognized related to stock options and RSU awards is summarized in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Stock options	$23	$31	$67	$98
Restricted share units	21	18	55	47

As of September 30, 2007, there was $279 million and $271 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

Effective with the March 2007 grant, we are granting net-settled stock options instead of stock options exercised with a cash payment. In net-settled stock options, an employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares on the exercise date. Net-settled stock options will result in fewer shares issued into the market and no cash proceeds will be received by us upon exercise of options. In July 2007, we offered holders of non-qualified stock options the opportunity to convert their outstanding options to net-settled stock options. As of September 30, 2007, over half of our 177 million total outstanding stock options were designated net-settled stock options.

Comprehensive Income

Our total comprehensive income for the three and nine months ended September 30, 2007 and 2006 is presented in the table below:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Net income	$560	$1,217	$1,985	$2,143
Unrealized (losses) gains on marketable securities	—	40	(2)	12
Reclassification adjustments for losses (gains) included in net income	42	(39)	138	8
Cumulative translation adjustments	(1)	—	(9)	—
Comprehensive income	$601	$1,218	$2,112	$2,163

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Note 9: Income Taxes

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. As a result of this adoption, we recognized a $35 million decrease in our reserves for uncertain tax positions, a $25 million increase in goodwill, a $60 million increase in retained earnings and a reclassification of approximately $960 million between deferred income taxes and other noncurrent liabilities to conform with the balance sheet presentation requirements of FIN 48. Our total uncertain tax positions as of January 1, 2007 were $2.1 billion, excluding the federal benefits on state tax positions that have been recorded as deferred income taxes; this amount includes a $500 million tax payment for which we are seeking a refund. If we were to recognize the tax benefit for such positions, approximately $550 million would impact our effective tax rate.

We file a consolidated federal income tax return and income tax returns with various states. Our federal and state income tax return examinations, with limited exceptions, have been completed through 1999. The Internal Revenue Service (“IRS”) and various states are currently conducting examinations of our income tax returns for the years 2000 through 2004. The IRS has proposed certain adjustments primarily related to certain financing transactions. We are currently disputing those proposed adjustments, but if the adjustments are sustained, such adjustments would not have a material impact on our effective tax rate. In addition, the statutes of limitations could expire for certain of our state tax returns over the next 12 months, which could result in favorable adjustments to our uncertain tax positions. Such adjustments are not expected to have a material impact on our effective tax rate.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense. As of January 1, 2007, we had accrued approximately $700 million of interest associated with our uncertain tax positions. For the three and nine months ended September 30, 2007, we recognized $26 million and $78 million, respectively, of interest, net of deferred tax benefit, within income tax expense.

Note 10: Statement of Cash Flows—Supplemental Information

As of December 31, 2006, we began presenting our cash overdrafts resulting from checks drawn on zero balance accounts (“book overdrafts”) within accounts payable and accrued expenses related to trade creditors. Previously, these book overdrafts were included within cash and cash equivalents. Our financial statements reflect this revised presentation for 2006. Accordingly, the reported amounts of our cash and cash equivalents and accounts payable and accrued expenses related to trade creditors increased as of September 30, 2006 by $337 million and net cash provided by operating activities for the nine months ended September 30, 2006 increased by $83 million.

The table below presents the cash payments we made for interest and income taxes during the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Interest	$646	$542	$1,724	$1,452
Income taxes	$792	$200	$1,439	$611

During the nine months ended September 30, 2007, we:

•	exchanged our 50% interest in the Kansas City Asset Pool for TWC’s 50% interest in the Houston Asset Pool, which is considered a noncash investing activity

•

settled the remaining outstanding $49 million face amount of exchangeable notes by delivering approximately 1.8 million of the 2.2 million underlying Vodafone ADRs to the counterparty, which is considered a noncash financing and investing activity

•	entered into capital leases totaling $46 million, which is considered a noncash investing and financing activity

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Note 11: Commitments and Contingencies

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between May 2008 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $965 million as of September 30, 2007, at which time there were no quoted market prices for similar agreements.

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

In the Southern District of New York actions (item (i) above), the court dismissed all claims. The plaintiffs appealed this decision, and the Court of Appeals for the Second Circuit denied the plaintiffs’ appeal and a subsequent petition for rehearing. Plantiffs are seeking a further appeal to the U.S. Supreme Court against AT&T and its directors, but not us. The Delaware case (item (ii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims, and the breach of fiduciary duty claim for lack of federal jurisdiction. The Court of Appeals for the Second Circuit denied the plaintiffs’ appeal from the decision dismissing the Section 16(b) claims, and the U.S. Supreme Court denied the plaintiffs’ petition for a further appeal. The plaintiffs recommenced the breach of fiduciary duty claim in Delaware Chancery Court. In October 2007, the parties reached an agreement in principal to settle the litigation in exchange for a payment of $40 million from each of Comcast and Cox. The settlement is subject to Bankruptcy Court approval. As a result, we recorded this $40 million to selling, general and administrative expenses in our results of operations for the three and nine months ended September 30, 2007.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

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

Our motion to dismiss the Pennsylvania case on the pleadings was denied and classes of “Philadelphia Cluster” and “Chicago Cluster” subscribers were certified. Our motion to dismiss the Massachusetts case, which was recently transferred to the Eastern District of Pennsylvania, was also denied.

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

QUARTER ENDED SEPTEMBER 30, 2007

Note 12: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting. Our financial data by business segment is as follows:

(in millions)	Cable(a)(b)(c)	Programming(d)	Corporate and Other(c)(e)(f)	Eliminations(f)(g)	Total

Three months ended September 30, 2007
Revenues(h)	$7,400	$330	$96	$(45)	$7,781
Operating income (loss) before depreciation and amortization(i)	2,975	97	(97)	(46)	2,929
Depreciation and amortization	1,473	46	27	(8)	1,538
Operating income (loss)	1,502	51	(124)	(38)	1,391
Capital Expenditures	1,492	8	26	—	1,526

Three months ended September 30, 2006
Revenues(h)	$6,298	$259	$59	$(184)	$6,432
Operating income (loss) before depreciation and amortization(i)	2,498	87	(94)	(54)	2,437
Depreciation and amortization	1,157	41	18	(3)	1,213
Operating income (loss)	1,341	46	(112)	(51)	1,224
Capital Expenditures	1,173	5	34	(15)	1,197

Nine months ended September 30, 2007
Revenues(h)	$21,728	$966	$354	$(167)	$22,881
Operating income (loss) before depreciation and amortization(i)	8,799	237	(284)	(48)	8,704
Depreciation and amortization	4,384	139	79	(18)	4,584
Operating income (loss)	4,415	98	(363)	(30)	4,120
Capital Expenditures	4,521	22	41	—	4,584

Nine months ended September 30, 2006
Revenues(h)	$17,166	$771	$261	$(263)	$17,935
Operating income (loss) before depreciation and amortization(i)	6,930	196	(222)	(56)	6,848
Depreciation and amortization	3,269	123	67	(12)	3,447
Operating income (loss)	3,661	73	(289)	(44)	3,401
Capital Expenditures	2,913	18	49	71	3,051

(a)	For the three and nine months ended September 30, 2007 and 2006, Cable segment revenues were derived from the following services:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Video	59.4%	62.6%	60.9%	63.2%
High-speed Internet	21.9	20.9	21.8	20.4
Phone	6.4	3.9	5.7	3.5
Advertising	5.5	5.8	5.1	5.8
Other	6.8	6.8	6.5	7.1
Total	100%	100%	100%	100%

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

(b)

Our regional sports and news networks (Comcast SportsNet, Comcast SportsNet Mid-Atlantic, Comcast SportsNet Chicago, Comcast SportsNet West, Cable Sports Southeast, MountainWest Sports Network, CN8-The Comcast Network, Sports Channel New England and Bay Area SportsNet) are included in our Cable segment. To be consistent with our management reporting presentation, beginning August 1, 2006, the Cable segment also included the operating results of the Houston Asset Pool (see Note 4). The operating results of the Houston Asset Pool are reversed in the Elimination column for the three and nine months ended September 30, 2006 to reconcile to our consolidated financial statements.

(c)

The 2006 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2007 management reporting presentation. The adjustments resulted in the reclassification of revenue for the three and nine months ended September 30, 2006 of $14 million and $39 million, respectively, and the reclassification of operating income (loss) before depreciation and amortization of $9 million and $25 million, respectively, from our Cable segment to Corporate and Other.

(d)	The Programming segment includes our consolidated national programming networks (E!, Style, The Golf Channel, VERSUS, G4 and AZN Television) and other entertainment-related businesses.

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

QUARTER ENDED SEPTEMBER 30, 2007

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

Comcast Corporation unconditionally guarantees Comcast Holdings’ ZONES due October 2029 and its 10 5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings. Accordingly, we have included Comcast Holdings’ condensed consolidated information for all periods presented. Our condensed consolidating financial information is presented below:

Comcast Corporation

Condensed Consolidating Balance Sheet

September 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$2,949	$—	$2,949
Investments	—	—	—	—	—	65	—	65
Accounts receivable, net	—	—	—	—	—	1,598	—	1,598
Other current assets	14	1	—	—	—	770	—	785
Total current assets	14	1	—	—	—	5,382	—	5,397
Investments	—	—	—	—	—	6,223	—	6,223
Investments in and amounts due from subsidiaries eliminated upon consolidation	68,125	31,992	39,289	42,375	25,359	1,971	(209,111)	—
Property and equipment, net	119	—	1	—	—	23,093	—	23,213
Franchise rights	—	—	—	—	—	58,080	—	58,080
Goodwill	—	—	—	—	—	14,549	—	14,549
Other intangible assets, net	—	—	—	—	—	5,092	—	5,092
Other noncurrent assets, net	246	12	18	—	30	311	—	617
Total assets	$68,504	$32,005	$39,308	$42,375	$25,389	$114,701	$(209,111)	$113,171
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$1	$—	$—	$—	$—	$3,013	$—	$3,014
Accrued expenses and other current liabilities	595	233	50	42	75	1,931	—	2,926
Deferred income taxes	—	—	—	—	—	—	—	—
Current portion of long-term debt	—	348	—	325	—	91	—	764
Total current liabilities	596	581	50	367	75	5,035	—	6,704
Long-term debt, less current portion	18,775	4,072	3,498	2,719	985	291	—	30,340
Deferred income taxes	6,176	—	—	—	936	19,458	—	26,570
Other noncurrent liabilities	1,069	22	—	—	116	6,197	—	7,404
Minority interest	—	—	—	—	—	265	—	265
Stockholders’ Equity
Common stock	35	—	—	—	—	—	—	35
Other stockholders’ equity	41,853	27,330	35,760	39,289	23,277	83,455	(209,111)	41,853
Total stockholders’ equity	41,888	27,330	35,760	39,289	23,277	83,455	(209,111)	41,888
Total liabilities and stockholders’ equity	$68,504	$32,005	$39,308	$42,375	$25,389	$114,701	$(209,111)	$113,171

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$7,781	$—	$7,781
Management fee revenue	159	55	85	85	—	—	(384)	—
	159	55	85	85	—	7,781	(384)	7,781
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,759	—	2,759
Selling, general and administrative	67	55	85	85	4	2,181	(384)	2,093
Depreciation	—	—	—	—	—	1,291	—	1,291
Amortization	—	—	—	—	—	247	—	247
	67	55	85	85	4	6,478	(384)	6,390
Operating income (loss)	92	—	—	—	(4)	1,303	—	1,391
Other Income (Expense)
Interest expense	(284)	(87)	(80)	(56)	(24)	(40)	—	(571)
Investment income (loss), net	5	—	—	—	33	120	—	158
Equity in net (losses) income of affiliates, net	682	406	420	456	388	(50)	(2,314)	(12)
Other income (expense)	(1)	—	—	—	—	—	—	(1)
	402	319	340	400	397	30	(2,314)	(426)
Income (loss) from continuing operations before income taxes and minority interest	494	319	340	400	393	1,333	(2,314)	965
Income tax (expense) benefit	66	31	28	20	(2)	(564)	—	(421)
Income (loss) from continuing operations before minority interest	560	350	368	420	391	769	(2,314)	544
Minority interest	—	—	—	—	—	16	—	16
Net Income (loss)	$560	$350	$368	$420	$391	$785	$(2,314)	$560

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$6,432	$—	$6,432
Management fee revenue	137	49	74	74	2	—	(336)	—
	137	49	74	74	2	6,432	(336)	6,432
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	2,274	—	2,274
Selling, general and administrative	64	49	74	74	5	1,791	(336)	1,721
Depreciation	1	—	—	—	—	962	—	963
Amortization	—	—	—	—	—	250	—	250
	65	49	74	74	5	5,277	(336)	5,208
Operating income (loss)	72	—	—	—	(3)	1,155	—	1,224
Other Income (Expense)
Interest expense	(210)	(96)	(80)	(62)	(26)	(56)	—	(530)
Investment income (loss), net	—	—	—	—	49	808	—	857
Equity in net (losses) income of affiliates, net	1,307	376	736	777	337	(83)	(3,515)	(65)
Other income (expense)	—	—	—	—	—	96	—	96
	1,097	280	656	715	360	765	(3,515)	358
Income (loss) from continuing operations before income taxes and minority interest	1,169	280	656	715	357	1,920	(3,515)	1,582
Income tax (expense) benefit	48	39	29	21	(7)	(740)	—	(610)
Income (loss) from continuing operations before minority interest	1,217	319	685	736	350	1,180	(3,515)	972
Minority interest	—	—	—	—	—	(3)	—	(3)
Income from continuing operations	1,217	319	685	736	350	1,177	(3,515)	969
Income from discontinued operations, net of tax	—	—	—	—	—	14	—	14
Gain on discontinued operations, net of tax	—	—	—	—	—	234	—	234
Net Income (loss)	$1,217	$319	$685	$736	$350	$1,425	$(3,515)	$1,217

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$22,881	$—	$22,881
Management fee revenue	467	160	248	248	—	—	(1,123)	—
	467	160	248	248	—	22,881	(1,123)	22,881
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	8,272	—	8,272
Selling, general and administrative	212	160	248	248	13	6,147	(1,123)	5,905
Depreciation	3	—	—	—	—	3,765	—	3,768
Amortization	—	—	—	—	—	816	—	816
	215	160	248	248	13	19,000	(1,123)	18,761
Operating income (loss)	252	—	—	—	(13)	3,881	—	4,120
Other Income (Expense)
Interest expense	(795)	(276)	(241)	(178)	(71)	(128)	—	(1,689)
Investment income (loss), net	7	—	5	—	(14)	460	—	458
Equity in net (losses) income of affiliates, net	2,333	1,261	1,631	1,747	1,137	(103)	(8,055)	(49)
Other income (expense)	1	—	—	—	—	512	—	513
	1,546	985	1,395	1,569	1,052	741	(8,055)	(767)
Income (loss) from continuing operations before income taxes and minority interest	1,798	985	1,395	1,569	1,039	4,622	(8,055)	3,353
Income tax (expense) benefit	187	98	84	62	34	(1,865)	—	(1,400)
Income (loss) from continuing operations before minority interest	1,985	1,083	1,479	1,631	1,073	2,757	(8,055)	1,953
Minority interest	—	—	—	—	—	32	—	32
Net Income (loss)	$1,985	$1,083	$1,479	$1,631	$1,073	$2,789	$(8,055)	$1,985

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$17,935	$—	$17,935
Management fee revenue	383	142	224	224	6	—	(979)	—
	383	142	224	224	6	17,935	(979)	17,935
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	6,477	—	6,477
Selling, general and administrative	189	142	224	224	12	4,798	(979)	4,610
Depreciation	6	—	—	—	2	2,740	—	2,748
Amortization	—	—	—	—	4	695	—	699
	195	142	224	224	18	14,710	(979)	14,534
Operating income (loss)	188	—	—	—	(12)	3,225	—	3,401
Other Income (Expense)
Interest expense	(532)	(303)	(244)	(198)	(72)	(153)	—	(1,502)
Investment income (loss), net	—	—	—	—	74	861	—	935
Equity in net (losses) income of affiliates, net	2,367	1,159	1,470	1,599	967	(86)	(7,562)	(86)
Other income (expense)	—	—	—	—	—	194	—	194
	1,835	856	1,226	1,401	969	816	(7,562)	(459)
Income (loss) from continuing operations before income taxes and minority interest	2,023	856	1,226	1,401	957	4,041	(7,562)	2,942
Income tax (expense) benefit	120	111	86	69	4	(1,516)	—	(1,126)
Income (loss) from continuing operations before minority interest	2,143	967	1,312	1,470	961	2,525	(7,562)	1,816
Minority interest	—	—	—	—	—	(10)	—	(10)
Income from continuing operations	2,143	967	1,312	1,470	961	2,515	(7,562)	1,806
Income from discontinued operations, net of tax	—	—	—	—	—	103	—	103
Gain on discontinued operations, net of tax	—	—	—	—	—	234	—	234
Net Income (loss)	$2,143	$967	$1,312	$1,470	$961	$2,852	$(7,562)	$2,143

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(430)	$(211)	$(172)	$(198)	$6	$7,113	$—	$6,108
Financing Activities
Proceeds from borrowings	3,595	—	—	—	—	15	—	3,610
Retirements and repayments of debt	(200)	(600)	—	(226)	—	(503)	—	(1,529)
Repurchases of common stock	(1,852)	—	—	—	—	—	—	(1,852)
Issuances of common stock	404	—	—	—	—	—	—	404
Other	6	—	—	(8)	—	53	—	51
Net cash provided by (used in) financing activities	1,953	(600)	—	(234)	—	(435)	—	684
Investing Activities
Net transactions with affiliates	(1,572)	811	172	432	(6)	163	—	—
Capital expenditures	(28)	—	—	—	—	(4,556)	—	(4,584)
Cash paid for intangible assets	—	—	—	—	—	(313)	—	(313)
Acquisitions, net of cash acquired	—	—	—	—	—	(1,277)	—	(1,277)
Proceeds from sales of investments	—	—	—	—	—	1,123	—	1,123
Purchases of investments	—	—	—	—	—	(129)	—	(129)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	52	—	52
Other	—	—	—	—	—	46	—	46
Net cash provided by (used in) investing activities	(1,600)	811	172	432	(6)	(4,891)	—	(5,082)
Increase (decrease) in cash and cash equivalents	(77)	—	—	—	—	1,787	—	1,710
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$2,949	$—	$2,949

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$95	$(168)	$(196)	$(234)	$47	$5,671	$—	$5,215
Financing Activities
Proceeds from borrowings	5,960	—	—	—	—	10	—	5,970
Retirements and repayments of debt	(550)	(619)	—	(988)	(27)	(38)	—	(2,222)
Repurchases of common stock	(1,882)	—	—	—	—	—	—	(1,882)
Issuances of common stock	133	—	—	—	—	—	—	133
Other	7	—	—	—	—	—	—	7
Net cash provided by (used in) financing activities	3,668	(619)	—	(988)	(27)	(28)	—	2,006
Investing Activities
Net transactions with affiliates	(3,800)	787	196	1,222	(9)	1,604	—	—
Capital expenditures	(5)	—	—	—	—	(3,046)	—	(3,051)
Cash paid for intangible assets	—	—	—	—	—	(227)	—	(227)
Acquisitions, net of cash acquired	—	—	—	—	—	(3,839)	—	(3,839)
Proceeds from sales of investments	47	—	—	—	10	2,462	—	2,519
Purchases of investments	—	—	—	—	—	(471)	—	(471)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	15	—	15
Other	—	—	—	—	—	(3)	—	(3)
Net cash provided by (used in) investing activities	(3,758)	787	196	1,222	1	(3,505)	—	(5,057)
Increase (decrease) in cash and cash equivalents	5	—	—	—	21	2,138	—	2,164
Cash and cash equivalents, beginning of period	—	—	—	—	—	947	—	947
Cash and cash equivalents, end of period	$5	$—	$—	$—	$21	$3,085	$—	$3,111

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest cable operator in the United States and offer a variety of consumer entertainment and communications products and services. As of September 30, 2007, our cable systems served approximately 24.2 million video subscribers, 12.9 million high-speed Internet subscribers and 4.1 million phone subscribers and passed approximately 48.3 million homes in 39 states and the District of Columbia. We classify our operations in two reportable segments: Cable and Programming. Our Cable segment manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”). The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising and the operation of our regional sports and news networks. The Cable segment generates approximately 95% of our consolidated revenues. Our Programming segment consists of our six national programming networks, E!, Style, The Golf Channel, VERSUS, G4, and AZN Television, and other entertainment-related businesses. Revenue from our Programming segment is earned primarily from advertising revenues and from monthly per subscriber license fees paid by cable and satellite distributors.

The comparability of our results of operations for the three and nine months ended September 30, 2007 is impacted by the dissolution of the Texas and Kansas City Cable Partnership (“TKCCP”) in January 2007 and the Adelphia and Time Warner transactions in July 2006. The TKCCP dissolution resulted in the acquisition of a cable system serving approximately 700,000 video subscribers in Houston, Texas and a significant nonoperating gain recognized in connection with the divestiture of our portion of the partnership’s investment in cable systems serving Kansas City, south and west Texas, and New Mexico. The Adelphia and Time Warner transactions resulted in the acquisition of cable systems serving approximately 2.8 million video subscribers, significant nonoperating gains and the disposition of our previously owned cable systems located in Los Angeles, Cleveland and Dallas, which are presented as discontinued operations in 2006. Other highlights and business developments for the nine months ended September 30, 2007 include the following:

•	consolidated revenue growth of 27.6% and consolidated operating income growth of 21.1%, both driven by results in our Cable segment

•

Cable segment revenue growth of 26.6% and growth in operating income before depreciation and amortization of 27.0%, both driven by growth from acquisitions, as well as growth in revenue generating units (“RGUs”) and the success of our triple play offering

•

repurchase of approximately 70 million shares of our Class A Special common stock pursuant to our Board-authorized share repurchase program for approximately $1.85 billion; in October 2007 the Board of Directors authorized a $7 billion addition to the existing share repurchase program

•

acquisitions of (i) Fandango, an online entertainment site and movie-ticket service, which closed in April 2007, (ii) Rainbow Media Holdings LLC’s 60% interest in Bay Area SportsNet and its 50% interest in Sports Channel New England, expanding our regional sports networks, which closed in June 2007, (iii) the cable system of Patriot Media serving subscribers in central New Jersey, which closed in August 2007 (refer to Note 4 to our consolidated financial statements for information about acquisitions and other significant events)

•

agreement to divide the assets and liabilities of the Insight Midwest partnership that, upon closing of the transaction, will result in our 100% ownership of cable systems serving subscribers in Illinois and Indiana; this transaction is subject to closing conditions, including government and other approvals, and is expected to close on or about January 1, 2008

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

The discussion below provides further details of these highlights and insights into our consolidated financial statements.

Consolidated Operating Results

	Three Months Ended September 30,		Increase / (Decrease)	Nine Months Ended September 30,		Increase / (Decrease)
(in millions)	2007	2006		2007	2006
Revenues	$7,781	$6,432	21.0%	$22,881	$17,935	27.6%
Costs and expenses
Operating, selling, general and administrative (excluding depreciation)	4,852	3,995	21.4	14,177	11,087	27.9
Depreciation	1,291	963	34.0	3,768	2,748	37.1
Amortization	247	250	(0.6)	816	699	16.8
Operating income	1,391	1,224	13.6	4,120	3,401	21.1
Other income (expense) items, net	(426)	358	n/m	(767)	(459)	67.3
Income from continuing operations before income taxes and minority interest	965	1,582	(39.0)	3,353	2,942	14.0
Income tax expense	(421)	(610)	(30.9)	(1,400)	(1,126)	24.4
Income from continuing operations before minority interest	544	972	(44.1)	1,953	1,816	7.5
Minority interest	16	(3)	n/m	32	(10)	n/m
Income from continuing operations	560	969	(42.3)	1,985	1,806	9.9
Income from discontinued operations, net of tax	—	14	n/m	—	103	n/m
Gain (loss) on discontinued operations	—	234	n/m	—	234	n/m
Net income	$560	$1,217	(54.0)%	$1,985	$2,143	(7.4)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenues

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenues for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Cable segment and Programming segment revenues are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor and growth in Comcast Interactive Media.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and nine months ended September 30, 2007 compared to the same periods in 2006. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately below in “Segment Operating Results.” The remaining increases relate to our other business activities, including expanding our Comcast Interactive Media business, the

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

settlement of litigation in October 2007 (see Note 11), and player contract termination costs at Comcast Spectacor in January 2007.

Consolidated Depreciation and Amortization

The increases in depreciation expense for the three and nine months ended September 30, 2007 compared to the same periods in 2006 are primarily a result of the effects of capital expenditures and the depreciation associated with our newly acquired cable systems.

The increase in amortization expense for the nine months ended September 30, 2007 compared to the same period in 2006 is primarily a result of the increase in the amortization expense of our franchise-related customer relationship intangible assets associated with our newly acquired cable systems.

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

Cable Segment Operating Results

The comparability of the results of operations of our Cable segment is impacted by the acquisition of the cable system serving Houston, Texas in January 2007, the Adelphia and Time Warner transactions in July 2006, and other smaller cable acquisitions. For segment reporting purposes we have included the operating results of the Houston cable system beginning August 1, 2006. We collectively refer to the cable systems acquired in these transactions as the “newly acquired cable systems.” The newly acquired cable systems accounted for approximately $415 million and $2.5 billion of increased revenues for the three and nine months ended September 30, 2007, respectively.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

The tables below present our Cable segment operating results:

	Three Months Ended September 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Video	$4,395	$3,946	$449	11.4%
High-speed Internet	1,624	1,315	309	23.5
Phone	470	246	224	91.3
Advertising	407	365	42	11.0
Other	296	238	58	24.6
Franchise fees	208	188	20	10.6
Revenues	7,400	6,298	1,102	17.5
Operating expenses	2,615	2,229	386	17.3
Selling, general and administrative expenses	1,810	1,571	239	15.3
Operating income before depreciation and amortization	$2,975	$2,498	$477	19.1%

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Video	$13,222	$10,857	$2,365	21.8%
High-speed Internet	4,740	3,507	1,233	35.2
Phone	1,243	609	634	104.1
Advertising	1,119	992	127	12.4
Other	788	677	111	16.9
Franchise fees	616	524	92	17.7
Revenues	21,728	17,166	4,562	26.6
Operating expenses	7,741	6,097	1,644	27.0
Selling, general and administrative expenses	5,188	4,139	1,049	25.4
Operating income before depreciation and amortization	$8,799	$6,930	$1,869	27.0%

Cable Segment Revenues

Video    Our video revenues continue to grow due to rate increases, subscriber growth in our digital cable services, including the demand for digital features such as ON DEMAND, DVR and HDTV, and the addition of our newly acquired systems. During the nine months ended September 30, 2007, we added approximately 2.0 million digital cable subscribers, while the number of basic subscribers remained relatively unchanged. Our newly acquired cable systems contributed approximately $235 million and $1.6 billion to our video revenue growth for the three and nine months ended September 30, 2007, respectively. As of September 30, 2007, approximately 61% of our 24.2 million video subscribers subscribed to at least one of our digital cable services. In addition, our average monthly video revenue per video subscriber increased to $60.92 during the nine months ended September 30, 2007. We expect that the rate of subscriber and revenue growth will continue to slow as the market continues to mature and competition increases.

High-Speed Internet    The increases in high-speed Internet revenue for the three and nine months ended September 30, 2007 compared to the same periods in 2006 reflect an increase in subscribers and the addition of our newly acquired cable systems. During the nine months ended September 30, 2007, we added approximately 1.3 million high-speed Internet subscribers. Our newly acquired systems contributed approximately $95 million and $533 million to our high-speed Internet revenue growth for the three and nine months ended September 30, 2007, respectively. Average monthly revenue per subscriber has remained relatively stable. We expect that the rate of subscriber and revenue growth will continue to slow as the market continues to mature and competition increases.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Phone    We offer two phone services, Comcast Digital Voice, our IP-enabled phone service, and our circuit-switched local phone service. Revenues increased as a result of subscriber growth in our Comcast Digital Voice service, partially offset by the loss of circuit-switched subscribers. During the nine months ended September 30, 2007, we added approximately 1.9 million Comcast Digital Voice subscribers. Our newly acquired systems contributed approximately $20 million and $73 million to our phone revenue growth for the three and nine months ended September 30, 2007, respectively. We expect the number of phone subscribers will grow as we continue to expand Comcast Digital Voice into new markets. We expect the number of subscribers to our circuit-switched local phone service will continue to decrease as our marketing efforts are now focused on Comcast Digital Voice.

Advertising    The increases in advertising revenue for the three and nine months ended September 30, 2007 compared to the same periods in 2006 are primarily due to the addition of our newly acquired cable systems. Absent the growth from the newly acquired systems, advertising revenue grew slightly, reflecting continued weakness across the television advertising market and a decline in political advertising.

Other    We also generate revenues from our regional sports and news networks, video installation services, commissions from third-party electronic retailing and fees for other services, such as providing businesses with data connectivity and networked applications. The increases in other revenue for the three and nine months ended September 30, 2007 compared to the same periods in 2006 are primarily a result of the regional sports network acquisitions of Bay Area SportsNet and Sports Channel New England.

Franchise Fees    The increases in franchise fees collected from our cable subscribers for the three and nine months ended September 30, 2007 compared to the same periods in 2006 are primarily a result of the increases in our revenues upon which the fees apply.

Cable Segment Operating Expenses

Operating expenses increased primarily as a result of growth in the number of subscribers to our cable services and the addition of our newly acquired cable systems. For the three and nine months ended September 30, 2007, our newly acquired cable systems contributed approximately $145 million and $900 million, respectively, to our increases in Cable segment operating expenses. The remaining increases were primarily a result of costs associated with the delivery of these services and additional personnel to handle service calls and provide customer support.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily as a result of growth in the number of subscribers to our cable services and the addition of our newly acquired systems. For the three and nine months ended September 30, 2007, our newly acquired cable systems contributed approximately $80 million and $560 million, respectively, to our increases in Cable segment selling, general and administrative expenses. The remaining increases were primarily a result of additional employees needed to provide customer and other administrative services, as well as additional marketing costs associated with attracting new subscribers.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Programming Segment Operating Results

The tables below present our Programming segment operating results:

	Three Months Ended September 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Revenues	$330	$259	$71	27.2%
Operating, selling, general and administrative expenses	233	172	61	35.6
Operating income before depreciation and amortization	$97	$87	$10	10.7%

	Nine Months Ended September 30,		Increase/(Decrease)
(in millions)	2007	2006	$	%
Revenues	$966	$771	$195	25.3%
Operating, selling, general and administrative expenses	729	575	154	26.9
Operating income before depreciation and amortization	$237	$196	$41	20.4%

Programming Segment Revenues

The increases in revenues for the three and nine months ended September 30, 2007 compared to the same periods in 2006 are primarily a result of increases in advertising and license fee revenues. For the three and nine months ended September 30, 2007, approximately 11% and 13%, respectively, of our Programming segment revenues were generated from our Cable segment. For the three and nine months ended September 30, 2006, approximately 12% and 11%, respectively, of our Programming segment revenues were generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Programming Segment Operating, Selling, General and Administrative Expenses

The increases in expenses for the three and nine months ended September 30, 2007 compared to the same periods in 2006 are primarily a result of an increase in the production of and programming rights costs for new and live-event programming for our programming networks, including the PGA TOUR on The Golf Channel.

Consolidated Other Income (Expense) Items

	Three Months Ended September 30,		Nine Months Ended September 30,
(in millions)	2007	2006	2007	2006
Interest expense	$(571)	$(530)	$(1,689)	$(1,502)
Investment income (loss), net	158	857	458	935
Equity in net (losses) income of affiliates, net	(12)	(65)	(49)	(86)
Other income (expense)	(1)	96	513	194
Total	$(426)	$358	$(767)	$(459)

Interest Expense

The increases in interest expense for the three and nine months ended September 30, 2007 compared to the same periods in 2006 are primarily the result of an increase in our average debt outstanding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2007 and 2006 are presented in a table in Note 5 to our consolidated financial statements.

Other Income (Expense)

Other income for the nine months ended September 30, 2007 consists primarily of a gain of approximately $500 million on the sale of our 50% interest in the Kansas City Asset Pool in connection with the TKCCP transaction. Other income for the nine months ended September 30, 2006, consists primarily of $154 million of gains on the sales of investment assets and a $35 million gain on the sale of one of our equity method investments.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2007 reflects an income tax rate higher than the federal statutory rate primarily as a result of state income taxes and interest on uncertain tax positions. New tax legislation was enacted in the state of Michigan in July 2007 that required us to record additional deferred state income tax expense and liabilities related to differences between our recorded book and tax bases, primarily related to our acquired indefinite-lived intangible assets. This legislation was amended in September 2007, which allowed us to record an equivalent deferred tax asset. As a result, the Michigan legislation did not impact our tax expense during the period. We expect our 2007 annual effective tax rate to be in the range of 40% to 45%. Income tax expense for the three and nine months ended September 30, 2006 reflects an income tax rate higher than the federal statutory rate primarily due to state income taxes and adjustments to prior year accruals, including related interest.

Discontinued Operations

The operating results of our previously owned cable systems located in Los Angeles, Dallas and Cleveland, reported as discontinued operations for the three and nine months ended September 30, 2006, include one month and seven months of operations, respectively, as the closing date of the transaction was July 31, 2006. As a result of the transaction, we recognized a gain on the sale of these systems of $234 million, net of tax of $563 million.

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

Operating Activities

Net cash provided by operating activities was $6.1 billion for the nine months ended September 30, 2007, reflecting an increase of approximately $900 million compared to the same period in 2006. The $6.1 billion is the result of operating income before depreciation and amortization of $8.7 billion and proceeds from the sale of trading securities of $603 million, reduced by interest and income tax payments of $3.1 billion. The remaining amount relates primarily to noncash changes in operating accounts based on accrual accounting and noncash expenses, such as share-based compensation.

Proceeds from the sale of trading securities are presented within cash provided by operating activities in accordance with generally accepted accounting principles. These amounts are not related to operations but result from the sales of investments. During the nine months ended September 30, 2007, we made cash payments for interest totaling $1.7 billion and cash payments for income taxes totaling $1.4 billion. Our tax payments include $376 million related to the settlement of federal tax audits.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

Financing Activities

Net cash provided by financing activities was $684 million for the nine months ended September 30, 2007 and consisted primarily of cash proceeds received from borrowings of $3.6 billion and the issuance of shares, primarily under our share-based compensation plans, of $404 million. These cash inflows were partially offset by our debt repayments of $1.5 billion and repurchases of approximately 70 million shares of our Class A Special common stock for $1.85 billion (recognized on a settlement date or cash basis).

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of September 30, 2007, amounts available under these facilities totaled approximately $4.7 billion.

Share Repurchase Program

As of September 30, 2007, the maximum dollar value of shares that may be repurchased under our Board-authorized share repurchase program is approximately $1.2 billion. We expect such repurchases to continue from time to time in the open market or in private transactions, subject to market conditions. In October 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program, increasing the maximum dollar value of shares available to approximately $8.2 billion.

See Note 7 to our consolidated financial statements for further discussion of our financing activities.

Investing Activities

Net cash used in investing activities was $5.1 billion for the nine months ended September 30, 2007 and consisted primarily of capital expenditures of $4.6 billion, cash paid for intangible assets of $313 million and acquisitions of $1.3 billion. These cash outflows were partially offset by proceeds received from the sale of investments of $1.1 billion.

Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.

Cash and Cash Equivalents

Our available cash and cash equivalents have increased to $2.9 billion as of September 30, 2007 from $1.2 billion as of December 31, 2006. We anticipate using a portion of this amount to retire the debt allocated to us in the Insight transaction (see Note 5).

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

QUARTER ENDED SEPTEMBER 30, 2007

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases during the three months ended September 30, 2007, under our Board-authorized share repurchase program, on a trade-date basis, is presented in the table below. In October 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program, increasing the maximum dollar value of shares available for repurchase under the program to approximately $8.2 billion.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(a)
July 1-31, 2007	9,667,599	$27.61	9,667,599	$266,899,837	$1,489,233,171
August 1-31, 2007	9,224,032	$25.22	9,224,032	232,600,860	$1,256,632,311
September 1-30, 2007	4,044,032	$24.85	4,044,032	100,499,296	$1,156,133,015
Total	22,935,663	$26.16	22,935,663	$599,999,993	$1,156,133,015

(a)

In 2006, the Board of Directors authorized a $5 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. As of September 30, 2007, the maximum dollar value of shares that is available under our Board-authorized share repurchase program was approximately $1.2 billion. The share repurchase program does not have an expiration date.

ITEM 6: EXHIBITS

(a)  Exhibits required to be filed by Item 601 of Regulation S-K:

31	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Co-Chief Financial Officers pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED SEPTEMBER 30, 2007

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: October 26, 2007