Form 10-K
period 2007-12-31
COMCAST CORP
filed 2008-02-20
CIK 1166691

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 001-32871

COMCAST CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	27-0000798 (I.R.S. Employer Identification No.)
One Comcast Center, Philadelphia, PA (Address of principal executive offices)	19103-2838 (Zip Code)
Registrant’s telephone number, including area code: (215) 286-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered

Class A Common Stock, $0.01 par value

Class A Special Common Stock, $0.01 par value

2.0% Exchangeable Subordinated Debentures due 2029

6.625% Notes due 2056

7.00% Notes due 2055

7.00% Notes due 2055, Series B

8.375% Guaranteed Notes due 2013

9.455% Guaranteed Notes due 2022

Nasdaq Global Select Market Nasdaq Global Select Market New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒                 Accelerated filer ☐                 Non-accelerated filer ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2007, the aggregate market value of the Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $58.283 billion and $27.777 billion, respectively.

As of December 31, 2007, there were 2,053,564,909 shares of Class A common stock, 948,025,699 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—The Registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2008.

Comcast Corporation

2007 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2007. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

Our registered trademarks include Comcast, CN8 and the Comcast logo. Our trademarks include Fancast and FEARnet. This Annual Report on Form 10-K also contains other trademarks, service marks and trade names owned by us as well as those owned by others.

Part I

Item 1: Business

We are the largest cable operator in the United States and offer a variety of entertainment and communications products and services. As of December 31, 2007, our cable systems served approximately 24.1 million video subscribers, 13.2 million high-speed Internet subscribers and 4.6 million phone subscribers and passed approximately 48.5 million homes in 39 states and the District of Columbia. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963.

We classify our operations in two reportable segments: Cable and Programming. Our Cable segment, which generates approximately 95% of our consolidated revenues, manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”), as well as our regional sports and news networks. Our Programming segment consists primarily of our consolidated national programming networks, including E!, The Golf Channel, VERSUS, G4 and Style.

Our other business interests include Comcast Spectacor and Comcast Interactive Media. Comcast Spectacor owns the Philadelphia Flyers, the Philadelphia 76ers and two large, multipurpose arenas in Philadelphia and manages other facilities for sporting events, concerts and other events. Comcast Interactive Media develops and operates Comcast’s Internet businesses focused on entertainment, information and communication, including Comcast.net, Fancast, thePlatform and Fandango. Comcast Spectacor, Comcast Interactive Media and all other consolidated businesses not included in our Cable or Programming segment are included in “Corporate and Other” activities.

For financial and other information about our segments, refer to Item 8, Note 15 to our consolidated financial statements included in this Annual Report on Form 10-K.

Available Information and Web Sites

Our phone number is (215) 665-1700, and our principal executive offices are located at 1500 Market Street, Philadelphia, PA 19102-2148. Beginning March 2008, our phone number will be (215) 286-1700 and our executive offices will be located at One Comcast Center, Philadelphia, PA 19103-2838. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the

“Exchange Act”) are available free of charge on the SEC’s Web site at www.sec.gov and on our Web site at www.comcast.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our Web site is not incorporated into our SEC filings.

General Developments of Our Businesses

During 2007, we continued to focus on our strategy of growth in subscribers for our products and services. Our Cable business continued the deployment and marketing of our digital phone service, high-speed Internet service and additional digital cable services, such as video on demand, digital video recorder (“DVR”) and high-definition television (“HDTV”). We also expanded our ownership and management of regional sports networks and Internet businesses.

The following are the more significant developments to our businesses in 2007:

•	consolidated revenue increased 23.7% to approximately $30.9 billion and consolidated operating income increased 20.8% to approximately $5.6 billion, both driven by results in our Cable segment

•

Cable segment revenue increased 21.9% to approximately $29.3 billion and operating income before depreciation and amortization increased 23.3% to approximately $11.9 billion, both driven by acquisitions, as well as growth in our digital cable, high-speed Internet and digital phone services; during 2007, excluding subscribers obtained from acquisitions, we added approximately 2.5 million digital cable subscribers, approximately 1.7 million high-speed Internet subscribers and approximately 2.5 million digital phone subscribers while the number of basic video subscribers decreased 180,000

•

an increase in Cable segment capital expenditures of 41.2% to approximately $6.0 billion, primarily as a result of (i) the installation of advanced set-top boxes, modems and other equipment associated with the increase in subscribers to our digital video, high-speed Internet and digital phone services; (ii) network improvements to handle the growth in subscribers and to provide service improvements and enhancements; (iii) capital expenditures related to commercial services to small and medium-sized businesses; and (iv) integration of our newly acquired cable systems

•

acquisitions of (i) the cable system serving Houston, Texas (approximately 700,000 video subscribers) resulting from the dissolution of Texas and Kansas City Cable Partners (the “Houston transaction”), in January 2007 and (ii) the cable system of Patriot Media serving approximately 81,000 video subscribers in central New Jersey, in August 2007

1	Comcast 2007 Annual Report on Form 10-K

•

other acquisitions of (i) Fandango, an online entertainment site and movie-ticket service, in April 2007 and (ii) Rainbow Media Holdings’ 60% interest in Bay Area SportsNet and its 50% interest in Sports Channel New England, expanding our regional sports networks, in June 2007

•

repurchase of approximately 133 million shares of our Class A common stock and Class A Special common stock under our Board-authorized share repurchase program for approximately $3.1 billion; in October 2007 our Board of Directors authorized a $7 billion addition to the existing share repurchase program; as of December 31, 2007 we had approximately $6.9 billion of availability remaining under the share repurchase authorization which we intend to utilize by the end of 2009, subject to market conditions

We operate our businesses in an increasingly competitive, highly regulated and technologically complex environment. A substantial portion of our revenues comes from residential subscribers whose spending patterns may be affected by prevailing economic conditions. Intensifying competition and a weakening economy affected our net subscriber additions during the second half of 2007.

Description of Our Businesses

Cable Segment

The table below summarizes certain information for our cable operations as of December 31:

(in millions)	2007	2006	2005	2004	2003
Video
Homes Passed(a)	48.5	45.7	38.6	37.8	36.9
Subscribers(b)	24.1	23.4	20.3	20.5	20.4
Penetration	49.6%	51.3%	52.7%	54.1%	55.1%
Digital Cable
Subscribers(c)	15.2	12.1	9.1	8.1	7.1
Penetration	63.1%	51.9%	44.8%	39.4%	35.1%
High-speed Internet
Available Homes(d)	48.1	45.2	38.2	37.1	32.2
Subscribers	13.2	11.0	8.1	6.6	5.0
Penetration	27.5%	24.4%	21.1%	17.8%	15.4%
Phone
Available Homes(d)	42.2	31.5	19.6	8.9	7.9
Subscribers	4.6	2.4	1.2	1.1	1.1
Penetration	10.8%	7.6%	6.0%	12.2%	14.2%

Basis of Presentation: Information related to cable system acquisitions is included from the date acquired. Information related to cable systems sold or exchanged is excluded for all periods presented. All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

Homes are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. As described in Note (b) below, in the case of certain multiple dwelling units (“MDUs”), such as apartment buildings and condominium complexes, homes passed are counted on an adjusted basis. Homes passed is an estimate based on the best available information.

(b)

Generally, a dwelling or commercial unit with one or more television sets connected to a system counts as one video subscriber. In the case of some MDUs, we count homes passed and video subscribers on a Federal Communications Commission (“FCC”) equivalent basis by dividing total revenue received from a contract with an MDU by the standard residential rate where the MDU is located.

(c)	A dwelling with one or more digital set-top boxes counts as one digital cable subscriber. On average, as of December 31, 2007, each digital cable subscriber had 1.6 digital set-top boxes.

(d)

Homes are considered available (“available homes”) if we can connect them to our distribution system without further upgrading the transmission lines and if we offer the service in that area. Available homes for phone include digital and circuit-switched homes.

Comcast 2007 Annual Report on Form 10-K	2

Cable Services

We offer a variety of services over our cable systems, including video, high-speed Internet and phone. We market our services individually and as bundled packages of services and features.

We are focusing our technology initiatives on extending the reach and capacity of our networks, improving network efficiency, increasing the capacity and improving the functionality of advanced set-top boxes, developing and integrating cross-service features and functionality, and developing interactive services.

Substantially all of our subscribers are residential customers. We have traditionally offered our video services to restaurants and hotels, and we are beginning to offer all of our cable services to small and medium-sized businesses.

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

Digital Cable. Our digital cable services provide subscribers with access to over 250 channels, depending on the level of service selected. We also offer some specialty tiers with sports, family or ethnic themes. Our digital cable services also provide access to multiple music channels, an interactive program guide and a video on demand library.

Video on Demand. Our video on demand service allows our digital starter cable and full digital cable subscribers the opportunity to choose from a library of more than 10,000 programs over the course of a month; start the programs at whatever time is convenient; and pause, rewind and fast-forward the programs. A substantial portion of our video on demand content is available to our digital cable subscribers at no additional charge. We are continuing to expand the number of video on demand choices, including HDTV programming.

Subscription Video on Demand. Our subscription video on demand service provides subscribers with on demand access to packages of programming that are either associated with a particular premium content provider to which they already subscribe, such as HBO On Demand, or are otherwise made available on a subscription basis.

High-Definition Television. Our HDTV service provides our digital cable subscribers with improved, high-resolution picture quality, improved audio quality and a wide-screen format. Our HDTV service offers our digital cable subscribers a broad selection of high-definition programming with access to up to 30 or more high-definition channels in certain areas, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks. In addition, our video on demand service provides over 250 HDTV programming choices. We are continuing to expand our HDTV programming choices.

Digital Video Recorder. Our DVR service lets digital cable subscribers select, record and store programs and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind “live” television.

Premium Channel Programming. Our premium channel programming services, which include cable networks such as HBO, Showtime, Starz and Cinemax, generally offer, without commercial interruption, feature motion pictures, live and taped sporting events, concerts and other special features. These services also provide multiple offerings of the premium channel in which the programming varies as to the time of broadcast and theme of content.

Pay-Per-View Programming. Our pay-per-view service allows our cable subscribers to order, for a separate fee, individual movies and special-event programs, such as professional boxing, professional wrestling and concerts, on an unedited, commercial-free basis.

High-Speed Internet Services

We offer high-speed Internet services with Internet access at downstream speeds of up to 16 Mbps, depending on the level of service selected. These services also include our interactive portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of proprietary content and value-added features and enhancements that are designed to take advantage of the speed of the Internet services we provide. We are supporting industry-wide development of specifications for technology that will enable us to offer significantly faster Internet speeds to our subscribers and we are working with our vendors to commercialize and deploy this technology. We plan to begin the deployment of this technology in 2008.

3	Comcast 2007 Annual Report on Form 10-K

Phone Services

We offer an interconnected Voice over Internet Protocol (“VoIP”) digital phone service that provides unlimited local and domestic long-distance calling, including features such as voice mail, caller ID and call waiting. In some areas, we provide a circuit-switched local phone service, which also provides access to a full array of calling features and third-party long-distance services. We plan to phase out our circuit-switched phone service in 2008.

Advertising

As part of our programming license agreements with programming networks, we often receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We also coordinate the advertising sales efforts of other cable operators in some markets, and in other markets we have formed and operate advertising interconnects, which establish a physical, direct link between multiple cable systems and provide for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator. We are also in the process of developing technology for interactive advertising.

Regional Sports and News Networks

Our regional sports and news networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, CN8—The Comcast Network, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet West (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest and Bay Area SportsNet (San Francisco). These networks earn revenue through the sale of advertising time and from monthly per subscriber license fees paid by multichannel video programming distributors (“MVPDs”).

Other Revenue Sources

We also generate revenues from installation services, commissions from third-party electronic retailing and from other services, such as providing businesses with data connectivity and networked applications.

Sources of Supply

To offer our video services, we license from programming networks the substantial majority of the programming we distribute for linear channels and their associated video on demand offerings, and we generally pay a monthly fee for such programming on a per video subscriber, per channel basis. We attempt to secure long-term licenses with volume discounts and/or marketing support and incentives for the programming. We also license individual programs or packages of programs from programming suppliers for our video on demand service, generally under shorter-term agreements.

Our video programming expenses increase due to growth in the number of our video subscribers, increases in the number of channels and programs we provide, and increases in license fees. The MVPD industry has continued to experience an increase in the cost of programming, particularly sports programming. We expect our programming expenses to continue to be our largest single expense item and to increase in the future.

We license, from a variety of suppliers under multiyear contracts in which we generally pay a monthly fee on a per subscriber or fixed-fee basis, software products (such as e-mail) and content (such as news feeds) that we integrate into our high-speed Internet portal.

We license, from a variety of suppliers under multiyear contracts, software products (such as voice mail) that we integrate into our digital phone service. The fees we pay are based on the consumption of the related services.

Customer and Technical Service

We service our subscribers through local, regional and national call and technical centers. Generally, our call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, transmission and distribution plant maintenance, plant upgrades, and activities related to customer service.

Technology

Our cable systems employ a network architecture of hybrid fiber coax that we believe is sufficiently flexible to support our current and future requirements. This network allows the two-way delivery of broadband transmissions, which is essential to providing advanced video services, such as video on demand and DVR, and high-speed Internet and digital phone services. In order to continue to take advantage of growing video offerings, as well as future cross-platform features that will integrate all of our services, we will need to be more efficient in our use of bandwidth available in our network. We believe this can be achieved by delivering our current video services using less bandwidth. To that end, we are moving certain of our video programming from the analog tier to the digital tier, which allows us to deliver the same programming using less bandwidth, and we are using advanced encoding to deliver HDTV content in a more bandwidth efficient manner without a loss in picture quality. In certain areas, we have begun the deployment of a technology called switched digital video, which enables us to stream a channel to a subscriber’s home only when they request it. All of these measures will free up bandwidth capacity that can be made available for other uses.

In support of our bundled services strategy, we are developing features that operate across two or more of our services. For example, we are developing an online application that integrates key features of our video, high-speed Internet and digital phone services.

Comcast 2007 Annual Report on Form 10-K	4

Historically, we have relied on third-party hardware and software vendors for many of the technologies needed for the operation of our businesses, for the addition of new features to existing services, and for the development and commercialization of new service offerings. In recent years, we have begun developing strategically important software and technologies internally and developing technology specifications that integrate third-party software. We are also expanding the use of open technology solutions that allow multiple vendors to more easily integrate with our technology. We have arranged for long-term access rights to national fiber-optic-based networks that we actively manage to interconnect our local and regional distribution systems and to facilitate the efficient delivery of our services. We expect these efforts to continue and to expand in the future. Our internal development efforts require greater initial expenditures than would be required if we continued to purchase or license products and services from third parties.

We have purchased wireless spectrum, both directly and through a consortium, and we are exploring strategies that would use this spectrum to enhance our existing service offerings and to offer new services.

Sales and Marketing

We offer our products and services directly to customers through our call centers, door-to-door selling, direct mail advertising, television advertising, local media advertising, telemarketing and retail outlets. We also market our video, high-speed Internet and digital phone services individually and as bundled services.

Competition

We operate our businesses in an intensely competitive environment. We compete with a number of different companies that offer a broad range of services through increasingly diverse means. Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) operators and telephone companies. In 2007, many of these competitors expanded their service areas, added features and adopted aggressive pricing and packaging for services and features that are comparable to the services and features we offer. These competitive factors have impacted and are likely to continue to impact our results of operations. In addition, we operate in a technologically complex environment where it is likely new technologies will further increase the number of competitors we face for our video, high-speed Internet and phone services, and for our advertising business. We expect advances in communications technology to continue in the future and we are unable to predict what effects these developments will have on our businesses and operations.

Video Services

We compete with a number of different sources that provide news, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming, data and other information to receiving dishes located on the subscriber’s premises

•

incumbent local exchange carriers (“ILECs”) that have built and are continuing to build wireline fiber-optic-based networks, in some cases using Internet Protocol (“IP”) technology, to provide video services in substantial portions of their service areas and in an increasing number of our service areas, in addition to marketing DBS service in certain areas

•

other wireline communications providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators or under an alternative regulatory scheme known as open video systems

•	online services that offer Internet video streaming, downloading and distribution of movies, television shows and other video programming

•	satellite master antenna television systems, known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments

•	local television broadcast stations that provide free over-the-air programming that can be received using an antenna

•	digital subscription services transmitted over local television broadcast stations that can be received by a special set-top box

•	wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming

•	video stores and home video products

•	movie theaters

•	newspapers, magazines and books

•	live concerts and sporting events

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC adopted rules favoring new investment by ILECs in networks capable of distributing video

5	Comcast 2007 Annual Report on Form 10-K

programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video service offerings. Furthermore, Congress and various state governments are considering measures that would reduce or eliminate local franchising requirements for new entrants into the multichannel video marketplace, including ILECs. Certain of these franchising entry measures have already been adopted by the FCC and in many states in which we operate. We could be significantly disadvantaged if proposals to change franchising rules for our competitors, but not for cable operators, are approved and implemented (see “ Legislation and Regulation” below).

Direct Broadcast Satellite Systems. According to recent government and industry reports, conventional, medium-power and high-power satellites provide video programming to over 30 million subscribers in the United States. DBS providers with high-power satellites typically offer more than 300 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DIRECTV and EchoStar, provide service to substantially all of these DBS subscribers.

High-power satellite service can be received throughout the continental United States through small rooftop or side-mounted outdoor antennas. Satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their subscribers. Our digital cable service is competitive with the programming, channel capacity and quality of signals currently delivered to subscribers by DBS providers.

Federal legislation establishes, among other things, a compulsory copyright license that permits satellite systems to retransmit local broadcast television signals to subscribers who reside in the local television station’s market. These companies are currently transmitting local broadcast signals in most markets that we serve. Additionally, federal law generally provides satellite systems with access to cable-affiliated video programming services delivered by satellite. These DBS providers are also attempting to expand their service offerings to include, among other things, high-speed Internet services. They have also entered into marketing arrangements with ILECs in which the DBS providers’ video services are promoted and sold together with an ILEC’s high-speed Internet and phone services.

Incumbent Local Exchange Carriers. ILECs, in particular AT&T and Verizon, have built and are continuing to build fiber-optic-based networks to provide video services in substantial portions of their service areas. These ILECs have begun to offer video services in an increasing number of our service areas and, in certain areas, video services are being offered in addition to joint marketing arrangements ILECs have entered into with DBS providers. ILECs have taken various positions on the question of whether they need a local cable television franchise to provide video services. Some, like Verizon, have applied for local cable franchises while others, like AT&T, claim that they can provide their video services without a local cable franchise. Notwithstanding their positions, both AT&T and Verizon have filed for video service franchise certificates under recent state franchising legislation (see “Legislation and Regulation” below).

Other Wireline Providers. We operate our cable systems under nonexclusive franchises that are issued by a local community governing body, such as a city council or county board of supervisors or, in some cases, by a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to ILECs, various companies, including those that traditionally have not provided cable services and have substantial financial resources (such as public utilities, including those that own some of the poles to which our cables are attached), have obtained cable franchises and provide competing communications services. These and other wireline communications systems offer video and other communications services in various areas where we hold franchises. We anticipate that facilities-based competitors will emerge in other franchise areas that we serve.

Satellite Master Antenna Television Systems. Our cable systems also compete for subscribers with SMATV systems. SMATV system operators typically are not subject to regulation in the same manner as local, franchised cable system operators. SMATV systems offer subscribers both improved reception of local television stations and much of the programming offered by our cable systems. In addition, some SMATV operators offer packages of video, internet and phone services to residential and commercial developments.

Broadcast Subscription Services. Local television broadcasters in a few of our service areas sell digital subscription services. These services typically include a limited number of video programming services for a monthly fee.

High-Speed Internet Services

We compete with a number of other companies, many of which have substantial resources, including:

•	ILECs and other telephone companies

•	Internet service providers (“ISPs”), such as AOL, Earthlink and Microsoft

•	wireless phone companies and other providers of wireless Internet service

•	power companies

Comcast 2007 Annual Report on Form 10-K	6

The deployment of digital subscriber line (“DSL”) technology allows Internet access to be provided to subscribers over telephone lines at data transmission speeds substantially greater than those of dial-up modems. ILECs and other companies offer DSL service, and several of them have increased transmission speeds, lowered prices or created bundled service packages. In addition, some ILECs, such as AT&T and Verizon, have built and are continuing to build fiber-optic-based networks that allow them to provide data transmission speeds that exceed those that can be provided with DSL technology and are now offering these higher speed services in many of our markets. The FCC has reduced the obligations of ILECs to offer their broadband facilities on a wholesale or retail basis to competitors, and it has freed their DSL services of common carrier regulation.

Various wireless phone companies are offering wireless high-speed Internet services. In addition, in a growing number of commercial areas, such as retail malls, restaurants and airports, wireless Wi-Fi and WiMAX Internet service is available. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and WiMAX Internet access networks.

A number of cable operators have reached agreements to provide unaffiliated ISPs access to their cable systems in the absence of regulatory requirements. We reached access agreements with several national and regional third-party ISPs, although to date these ISPs have made limited use of their rights. We cannot provide any assurance, however, that regulatory authorities will not impose so-called “open access” or similar requirements on us as part of an industry-wide requirement. Additionally, Congress and the FCC are considering creating certain rights for Internet content providers and for users of high-speed Internet services by imposing “net neutrality” requirements on service providers. These requirements could adversely affect our high-speed Internet business (see “ Legislation and Regulation” below).

We expect competition for high-speed Internet service subscribers to remain intense, with companies competing on service availability, price, product features, customer service, transmission speeds and bundled services.

Phone Services

Our digital phone service and our circuit-switched local phone service compete against ILECs, wireless phone service providers, competitive local exchange carriers (“CLECs”) and other VoIP service providers. The ILECs have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources.

We anticipate that by the end of 2008, approximately 91% of our homes passed will have access to our digital phone service. We expect some of our circuit-switched phone subscribers to migrate to our digital phone service as we phase out our circuit-switched phone service in 2008. The competitive nature of the phone business may negatively affect demand for and pricing of our phone services.

Advertising

We compete against a wide variety of media for the sale of advertising, including local television broadcast stations, national television broadcast networks, national and regional cable television networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites.

Programming Segment

The table below presents a summary of our most significant consolidated national programming networks as of December 31, 2007:

Programming Network	Approximate U.S. Subscribers (in millions)	Description
E!	82	Pop culture and entertainment-related programming
The Golf Channel	67	Golf and golf-related programming
VERSUS	64	Sports and leisure programming
G4	55	Gamer lifestyle programming
Style	48	Lifestyle-related programming

Revenue for our programming networks is primarily generated from the sale of advertising and from monthly per subscriber license fees paid by MVPDs that have typically entered into multiyear contracts to distribute our programming networks. To obtain long-term contracts with distributors, we may make cash payments, provide an initial period in which license fee payments are waived or do both. Our programming networks assist distributors with ongoing marketing and promotional activities to retain existing subscribers and acquire new subscribers. Although we believe prospects of continued carriage and marketing of our programming networks by larger distributors are generally good, the loss of one or more of such distributors could have a material adverse effect on our programming networks.

7	Comcast 2007 Annual Report on Form 10-K

Sources of Supply

Our programming networks often produce their own television programs and broadcasts of live events. This often requires us to acquire the rights to the content that is used in such productions (such as rights to screenplays or sporting events). In other cases, our programming networks license the cable telecast rights to television programs produced by third parties.

Competition

Our programming networks compete with other television programming services for distribution and programming. In addition, our programming networks compete for audience share with all other forms of programming provided to viewers, including broadcast networks; local broadcast stations; pay and other cable networks; home video, pay-per-view and video on demand services; and Internet sites. Finally, our programming networks compete for advertising revenue with other national and local media, including other television networks, television stations, radio stations, newspapers, Internet sites and direct mail.

Other Businesses

Our other business interests include Comcast Spectacor and Comcast Interactive Media. Comcast Spectacor owns the Philadelphia Flyers, the Philadelphia 76ers and two large, multipurpose arenas in Philadelphia, and manages other facilities for sporting events, concerts and other events. Comcast Interactive Media develops and operates Comcast’s Internet businesses focused on entertainment, information and communication, including Comcast.net, Fancast, thePlatform and Fandango.

We also own noncontrolling interests in MGM, iN DEMAND, TV One, PBS KIDS Sprout, FEARnet, New England Cable News, Pittsburgh Cable News Channel, Music Choice and Sterling Entertainment (SportsNet New York).

Legislation and Regulation

Our Cable segment is subject to regulation by federal, state and local governmental authorities under federal and state laws and regulations as well as agreements we enter into with franchising authorities. The Communications Act and FCC regulations and policies affect significant aspects of our Cable segment, including cable system ownership, video subscriber rates, carriage of broadcast television stations, the way we sell our programming packages to subscribers, access to cable system channels by franchising authorities and other parties, the use of utility poles and conduits, and the offering of our high-speed Internet and phone services. Our Programming segment is subject to more limited governmental regulation.

Federal regulation and regulatory scrutiny of our Cable and Programming segments has been increasing under the current FCC,

even as the cable industry is subject to increasing competition from DBS providers, telephone companies and others for video, high-speed Internet and phone services. Meanwhile, the FCC has provided regulatory relief and other regulatory advantages to our competitors. Regulatory policies present significant adverse risks to our businesses.

The most significant regulatory developments during 2007 were the adoption of a cable ownership limit, the implementation of FCC regulations constraining our provision of set-top boxes, the expansion of must-carry and leased access obligations, the extension of program access obligations, the abrogation of exclusivity provisions in our access contracts with MDUs and other private real estate developments, the enactment of legislation by several states to provide statewide or simplified local franchising, and the enactment or application by several states of new or additional taxes. In addition, there are numerous legislative and regulatory proposals pending that could adversely affect our Cable business, including proposed rules on two-way plug-and-play equipment, expanded obligations for program access and program carriage, further must-carry requirements and increased pole attachment rates.

Video Services

Ownership Limits

The FCC has adopted an order establishing a 30% limit on the percentage of multichannel video subscribers that any single cable provider can serve nationwide. Because we currently serve approximately 26% of multichannel video subscribers nationwide, the 30% ownership limit constrains our ability to take advantage of future growth opportunities. A federal appellate court struck down a similar 30% limit in a 2001 decision, and we expect to appeal the new limit in court. The FCC is also assessing whether it should reinstate a limit on the number of affiliated programming networks a cable operator may carry on its cable systems. The FCC’s previous limit of 40% of the first 75 channels was also struck down by the federal appellate court in the 2001 decision. The percentage of affiliated programming networks we currently carry is well below the previous 40% limit. It is uncertain when the FCC will rule on this issue or how any regulation it adopts might affect our Cable segment.

Pricing and Packaging

The Communications Act and FCC regulations and policies limit the prices that cable operators may charge for limited basic service, equipment and installation, as well as the manner in which cable operators may package premium or pay-per-view services with other tiers of service. These rules do not apply to cable systems that the FCC determines are subject to effective competition, but to date the FCC has made this determination for only a few of our cable systems. We currently have pending before the FCC many petitions for determination of effective competition. From time to time, Congress and the FCC consider imposing new

Comcast 2007 Annual Report on Form 10-K	8

pricing or packaging regulations on the cable industry, including proposals that would require cable operators to offer programming services on an a la carte or themed-tier basis instead of, or in addition to, our current packaged offerings. As discussed under “ Legal Proceedings” in Item 3, we are currently involved in litigation that could force us to offer programming services on an a la carte basis. Additionally, uniform pricing requirements under the Communications Act may affect our ability to respond to increased competition through offers, promotions or other discounts that aim to retain existing subscribers or regain those we have lost.

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial television stations. Alternatively, local television stations may insist that a cable operator negotiate for retransmission consent, which may enable popular stations to demand cash payments or other significant concessions (such as the carriage of, and payment for, other programming networks affiliated with the broadcaster) as a condition of transmitting the TV broadcast signals that video subscribers expect to receive. As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave each local broadcast station a digital channel, capable of carrying multiple programming streams, in addition to its current analog channel. After the broadcasters’ transition to digital on February 17, 2009, cable operators will have to carry the primary digital programming stream of local broadcast stations and, under recently adopted rules, will also have to carry an analog version of the primary digital programming stream through at least February 17, 2012. These new rules have been challenged in federal court. The FCC is also considering proposals to require cable operators to carry, after the 2009 transition date, some or all of the multiple programming streams transmitted in the broadcaster’s digital signal. Such expanded must-carry obligations would further constrain our ability to allocate cable bandwidth to more high-definition channels, faster Internet speeds and other services. In addition, the FCC is considering proposals that would require cable operators to carry certain low power broadcast television stations that, under current regulations, generally lack must-carry rights.

Program Access/License Agreements

The Communications Act and the FCC’s program access rules generally prevent video programmers affiliated with cable operators from favoring cable operators over competing MVPDs, such as DBS providers, and limit the ability of such affiliated programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2012. We have challenged this FCC action in federal court. In addition, the Communications Act and the FCC’s program carriage rules prohibit cable operators and other MVPDs from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated program-

ming network to compete fairly by discriminating against the network on the basis of its nonaffiliation in the selection, terms or conditions for carriage. The FCC is considering proposals to expand its program access and program carriage regulations that, if adopted, could have an adverse effect on our businesses. In addition, under the FCC’s July 2006 order approving our acquisition of Adelphia cable systems and related Time Warner transactions, until July 2012 our regional sports networks are generally covered by the program access rules regardless of the means of delivery, and MVPDs may invoke commercial arbitration against such regional sports networks as an alternative to filing a program access complaint at the FCC. The Adelphia order also authorized unaffiliated regional sports networks to submit carriage claims against us to commercial arbitration, but the FCC subsequently suspended that condition in light of its rulemaking to consider industry-wide modifications to the program carriage rules.

Leased Access

The Communications Act requires a cable system to make available up to 15% of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date, we have not been required to devote significant channel capacity to leased access. However, the FCC recently adopted rules that dramatically reduce the rates we can charge for leased access channels. Although the lower rates initially will not apply to home shopping or infomercial programmers, the FCC has issued a further notice to determine if such programming should also have the benefit of the lower rates. These new FCC rules could adversely affect our business by significantly increasing the number of cable system channels occupied by leased access users and by significantly increasing the administrative burdens and costs associated with complying with such rules.

Cable Equipment

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Effective July 2007, cable operators were prohibited from acquiring for deployment set-top boxes that perform both channel navigation and security functions. Set-top boxes purchased after that date must rely on a separate security device known as a CableCARD, which adds to the cost of set-top boxes. We sought a waiver from this regulation for certain low-cost, limited-capability set-top boxes. The FCC denied the waiver request and we have appealed that decision in court. Denial of the waiver request impedes our ability to transition analog customers to digital and reclaim analog spectrum for new HDTV channels and other innovative services. In addition, the FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of plug-and-play TV sets that can connect directly to a cable network and receive one-way analog and digital video services without the need for a set-top box. We believe that we are substantially in compliance with these one-way plug-and-play requirements. The

9	Comcast 2007 Annual Report on Form 10-K

FCC is also considering proposals to establish regulations for plug-and-play retail devices that can access two-way cable ser- vices. Some of the proposals, if adopted, would impose substantial costs on us and impair our ability to innovate.

MDUs and Inside Wiring

The FCC adopted an order prohibiting the enforcement of exclusive video service access agreements between cable operators and MDUs and other private real estate developments. The order also prohibits the execution of new exclusive access agreements. The order has been appealed by the National Cable & Telecommunications Association (“NCTA”), our trade organization. The FCC is also considering proposals to extend these prohibitions to non-cable MVPDs and to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. Because we have a significant number of exclusive access agreements, the FCC’s order to abrogate the exclusivity provisions of those agreements could negatively affect our business, as would adoption of new limits on exclusive marketing and bulk billing. The FCC has also adopted rules facilitating competitors’ access to the cable wiring inside such MDUs. This order, which has also been appealed by the NCTA, could also have an adverse impact on our business as it allows our competitors to use wiring we have deployed to reach potential customers more quickly and inexpensively.

Pole Attachments

The Communications Act permits the FCC to regulate the rate that pole-owning utility companies (with the exception of municipal utilities and rural cooperatives) charge cable systems for attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the terms of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole rate standards. The FCC or a state could increase pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method for calculating those rates for cable systems over which phone services are transmitted remain unclear, and there is a risk that we could face materially higher pole attachment costs. In November 2007, the FCC initiated a proceeding to consider whether to modify its rules governing prices for pole attachments. Among other issues, the FCC is considering establishing a new unified pole attachment rate that would apply to cable system attachments where the cable operator provides high-speed Internet services and, perhaps, phone services as well. The proposed rate would be higher than the current rate paid by cable service providers but lower than the rate that applies to attachments used to provide telecommunications services. If adopted, this proposal could materially increase our costs by increasing our existing payments for pole attachments.

Franchising

Cable operators generally operate their cable systems under nonexclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, franchises typically last for a fixed term; obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements; and are terminable if the franchisee fails to comply with material provisions. The Communications Act permits franchising authorities to establish reasonable requirements for public, educational and governmental access programming, and many of our franchises require substantial channel capacity and financial support for this programming. The Communications Act also contains provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects generally are favorable.

There has been considerable activity at both the federal and state levels addressing franchise requirements imposed on new entrants. This activity is primarily directed at facilitating ILEC entry into cable service. In December 2006, the FCC adopted new rules designed to ease the franchising process and reduce franchising burdens for new entrants by, among other things, limiting the range of financial, construction and other commitments that franchising authorities can request of new entrants, requiring franchising authorities to act on franchise applications by new entrants within 90 days, and preempting certain local “level playing field” franchising requirements. These rules are the subject of an appeal filed by franchising authorities and NCTA in federal court. The FCC has adopted more modest franchising relief for existing cable operators. We could be materially disadvantaged if the rules continue to set a different, less burdensome standard for some of our competitors than for ourselves. From time to time, Congress has also considered proposals to eliminate or streamline local franchising requirements for ILECs and other new entrants. We cannot predict whether such legislation will be enacted or what effect it would have.

In addition, many of the states in which we operate have enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants, thus relieving new entrants of many of the local franchising burdens faced by incumbent operators. Some of these statutes also allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the applicant provide service to all parts of the franchise area or permitting the applicant to designate only those portions it wishes to serve. Certain of these state statutes allow incumbent cable operators to opt into the new state franchise where a competing state franchise has been issued for the incumbent’s franchise area. However, even in those states where incumbent cable operators are allowed to opt into a state franchise, we often are required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

Comcast 2007 Annual Report on Form 10-K	10

Copyright Regulation

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The possible modification or elimination of this copyright license is the subject of ongoing legislative and administrative review. The elimination or substantial modification of the cable compulsory license could adversely affect our ability to obtain certain programming and substantially increase our programming costs. The U.S. Copyright Office has issued a Notice of Inquiry on issues relating to the calculation of compulsory license fees that could significantly affect the amount we pay. Further, the U.S. Copyright Office has not yet made any determinations as to how the compulsory license will apply to digital broadcast signals and services. In addition, we pay standard industry licensing fees to use music in the programs we create, including our Cable segment’s local advertising and local origination programming, and our Programming segment’s original programs. These licensing fees have been the source of litigation with music performance rights organizations in the past and we cannot predict with certainty whether license fee disputes may arise in the future.

High-Speed Internet Services

We provide high-speed Internet services by means of our existing cable systems. In 2002, the FCC ruled that this was an interstate information service that is not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. However, our high-speed Internet services are subject to a number of regulatory obligations, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

In addition, Congress and the FCC are considering defining certain rights for users of high-speed Internet services and regulating or restricting some types of commercial agreements between service providers and providers of Internet content. These proposals are generally referred to as “net neutrality.” In August 2005, the FCC issued a nonbinding policy statement identifying four principles that will guide its policymaking regarding high-speed Internet and related services. These principles provide that consumers are entitled to: (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. Several parties are advocating that the FCC adopt these principles as formal rules. In addition, some parties have alleged that our high-speed Internet network management practices violate the FCC’s “net neutrality” principles and requested that the

FCC adopt rules, declaratory rulings or even penalties to change these practices. Further, Congress and some states are considering legislation that would establish “net neutrality” rules or impose additional obligations on high-speed Internet providers. Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), obtain value for use of our cable systems or respond to competitive conditions. We cannot predict the outcome of the FCC proceedings or whether “net neutrality” rules or statutes will be adopted.

A federal program generally applicable to telecommunications services, known as the Universal Service program, requires telecommunications service providers to collect and pay a fee based on their revenues (in recent years, roughly 10% of revenues) into a fund used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. The FCC and Congress are considering revisions to the Universal Service program that could result in high-speed Internet services being subject to Universal Service fees. We cannot predict whether or how the Universal Service funding system might be extended to cover high-speed Internet services or, if that occurs, how it will affect us.

Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. State and local governments have also adopted Internet-related regulations. Furthermore, Congress, the FCC and certain local governments are also considering proposals to impose customer service, quality of service, privacy and standard pricing regulations on high-speed Internet service providers. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Phone Services

We currently offer phone services using interconnected VoIP technology and circuit-switched technology. The FCC has adopted a number of orders addressing regulatory issues relating to interconnected VoIP providers. In November 2004, the FCC ruled that a particular form of VoIP service is not subject to state or local utility regulation but has not yet ruled on the appropriate classification of interconnected VoIP services. The state regulatory environment for interconnected VoIP therefore remains uncertain. In September 2006, the Staff of the Missouri Public Service Commission filed a complaint with that commission alleging that our interconnected VoIP service was being offered as telecommunications in Missouri without a certificate of authority. We challenged in federal court the commission’s ability to adjudicate the complaint.

11	Comcast 2007 Annual Report on Form 10-K

In January 2007, the court ruled that the FCC had not yet specifically preempted state or local utility regulation of cable-delivered interconnected VoIP services and permitted the complaint to move forward. In November 2007, the Missouri commission ruled that its enabling statute required it to regulate our interconnected VoIP services. The commission denied our request to reconsider that ruling and we have appealed the commission’s ruling in federal court. In addition, the Vermont Public Service Board has opened a proceeding for the review of VoIP services in Vermont.

In April 2007, the FCC extended its customer proprietary network information requirements to interconnected VoIP providers. In June 2007, the FCC held that the disability access requirements that currently apply to telecommunications carriers also apply to providers of interconnected VoIP services. In November 2007, the FCC extended local number portability requirements and benefits to interconnected VoIP providers and their competitive local exchange carrier numbering partners. These requirements are in addition to prior requirements imposed on interconnected VoIP by the FCC, including E911, CALEA and Universal Service.

The FCC has initiated other rulemakings to consider whether to impose further regulations on interconnected VoIP providers. For example, in one rulemaking, it would impose on interconnected VoIP (and telecommunications carriers) a 48-hour number porting interval.

The FCC and Congress are also considering how interconnected VoIP services should interconnect with ILEC’s phone networks. Since the FCC has not determined the appropriate classification of interconnected VoIP service, the precise scope of ILEC interconnection rules applicable to interconnected VoIP providers is not entirely clear. As a result, some ILECs may resist interconnecting directly with interconnected VoIP providers. In light of these concerns, VoIP service providers typically either secure CLEC authorization or obtain interconnection to ILEC networks by contracting with an existing CLEC, whose right to deal with ILECs is clear. We have arranged for such interconnection rights through our own CLECs and through third party CLECs. It is uncertain whether and when the FCC or Congress will adopt further rules in this area and how such rules would affect our interconnected VoIP service.

Our circuit-switched phone service is subject to federal, state and local utility regulation, although the level of regulation imposed on us is generally less than that applied to the incumbent phone companies. The scope of ILEC obligations is, however, being reevaluated at the FCC and in Congress. The FCC has already adopted measures relieving ILECs of certain obligations to make elements of their networks available to competitors at cost-based rates. The FCC has also initiated rulemakings on intercarrier compensation, Universal Service and other matters that, in the aggregate, could significantly change the rules that apply to phone competitors, including the relationship between wireless and wireline providers, long-distance and local providers, and incumbents and new entrants. It is unclear how these proceedings will affect our phone services. We plan to phase out our circuit-switched phone service in 2008, in accordance with applicable federal and state regulatory rules.

Other Areas

The FCC actively regulates other aspects of our Cable segment and limited aspects of our Programming segment, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; E911 capabilities and CALEA obligations for interconnected VoIP and circuit-switched service; closed captioning requirements for the hearing impaired; commercial restrictions on children’s programming; origination cablecasting (i.e., programming locally originated by and under the control of the cable operator); sponsorship identification; equal employment opportunity; lottery programming; recordkeeping and public file access requirements; telemarketing; and technical standards relating to operation of the cable network. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our Cable and Programming businesses.

State and Local Taxes

Some states and localities have imposed or are considering imposing new or additional taxes or fees on the services we offer, or imposing adverse methodologies by which taxes are computed. These include combined reporting on other changes to general business taxes, central assessments for property tax, and taxes and fees on video and voice services. Other cable industry members are challenging certain of these taxes in court. In addition, in some situations our DBS competitors do not face similar state tax and fee burdens.

Privacy Regulation

The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of subscribers’ personal information by cable operators and phone providers. Additional requirements may be imposed if and to the extent that state or local authorities establish their own privacy standards.

Employees

As of December 31, 2007, we employed approximately 100,000 employees, including part-time employees. Of these employees, approximately 86,000 were associated with our Cable business and the remainder were associated with our Programming and other businesses. Approximately 5,000 of our employees are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe we have good relationships with our employees.

Comcast 2007 Annual Report on Form 10-K	12

Caution Concerning Forward-Looking

Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks and uncertainties listed in “Risk Factors” under Item 1A and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements.

Additionally, we operate in a highly competitive, consumer-driven and rapidly changing environment. The environment is affected by government regulation; economic, strategic, political and social conditions; consumer response to new and existing products and services; technological developments; and, particularly in view of new technologies, the ability to develop and protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect our operations, business or financial results of our businesses in the future and could also cause actual results to differ materially from those contained in the forward-looking statements.

Item 1A: Risk Factors

All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations.

Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers. We compete directly with other programming distributors, including DBS companies, phone companies, companies that build competing cable systems in the same communities we serve, and companies that offer programming and other communications services to our subscribers and potential subscribers, including high-speed Internet and VoIP service providers. This competition intensified during the second half of 2007 and may adversely affect our business and results of operations in the future.

We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations.

In addition to marketing DBS services in certain areas, ILECs have built and are continuing to build wireline, fiber-optic-based networks and in some cases are using IP technology to provide video services in substantial portions of their service areas. ILECs and other companies also offer DSL and other Internet services. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. New technologies and services may develop that compete with services that our cable systems offer, and such services may not be regulated in the same manner or to the same extent as our services. The success of these ongoing and future developments could have an adverse effect on our business and operations. Moreover, in recent years, Congress and various states have enacted legislation and the FCC has adopted regulatory policies that have had the effect of providing a more favorable operating environment for some of our existing and potential new competitors.

Programming expenses are increasing, which could adversely affect our future results of operations.

We expect our programming expenses to continue to be our largest single expense item in the foreseeable future. The MVPD industry has continued to experience an increase in the cost of programming, especially sports programming. If we are unable to raise our subscribers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our results of operations. In addition, as we add programming to our video services, we face increased programming expenses.

We also expect to be subject to increasing demands by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our subscribers. We cannot predict the impact of these demands or the effect on our business and operations should we fail to obtain the required consents.

We are subject to regulation by federal, state and local governments, which may impose additional costs and restrictions.

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet services and digital phone services industries. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases adversely effect the rights and obligations of cable operators and other entities under the Communications Act and other laws. Congress considers new legislative requirements potentially affecting our businesses virtually every year. The results of these legislative, judicial and administrative actions may materially affect our business operations. Local authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises

13	Comcast 2007 Annual Report on Form 10-K

from time to time. Local franchising authorities often demand concessions or other commitments as a condition of renewal or transfer, and these concessions or other commitments could be costly to us. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as if telephone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and reduce franchising burdens for new entrants. Congress and the FCC are also considering various forms of “net neutrality” regulation. See “ Legislation and Regulation” in Item 1 and refer to the “ Franchising” and “ High-Speed Internet Services” discussion within that section.

Weakening economic conditions may reduce subscriber spending on video, Internet and phone services and may reduce our rate of growth of subscriber additions.

A substantial portion of our revenues comes from residential customers whose spending patterns may be affected by prevailing economic conditions. The weakening economy affected our net subscriber additions during the second half of 2007 and, if these economic conditions continue to deteriorate, the growth of our business and results of operations may be affected.

We face risks arising from the outcome of various litigation matters.

We are involved in various litigation matters, including those arising in the ordinary course of business and those described under the caption “Legal Proceedings” in Item 3. While we do not believe that any of these litigation matters alone or in the aggregate will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we have made acquisitions and have entered into other strategic transactions. In connection with acquisitions and other strategic transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty incorporating the acquired businesses; disrupt relationships with current and new employees, subscribers and vendors; incur significant indebtedness; or have to delay or not proceed with announced transactions. These factors could have a material adverse effect on our business, financial position, results of operations and cash flows.

Our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions and our Chairman and CEO has considerable influence over our operations through his beneficial ownership of our Class B common stock.

Our Class B common stock has a nondilutable 33 1/3% of the combined voting power of our common stock. This nondilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A Special common stock do not decrease the nondilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other stockholders and even if they might be in the best interests of our other stockholders. These potentially material transactions include: mergers or consolidations involving Comcast Corporation, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or by-laws that would limit the rights of holders of our Class B common stock.

Brian L. Roberts beneficially owns all of the outstanding shares of our Class B common stock and accordingly has considerable influence over our operations and has the ability (subject to certain restrictions through November 17, 2012) to transfer potential effective control by selling the Class B common stock. In addition, under our articles of incorporation, Mr. Roberts is entitled to remain as our Chairman, Chief Executive Officer and President until May 26, 2010, unless he is removed by the affirmative vote of at least 75% of the entire Board of Directors or he is no longer willing or able to serve.

Item 1B: Unresolved Staff Comments

None.

Comcast 2007 Annual Report on Form 10-K	14

Item 2: Properties

We believe that substantially all of our physical assets are in good operating condition.

Cable

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices; headends and distribution systems; and equipment at or near subscribers’ homes. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends consist of electronic equipment necessary for the reception, amplification and modulation of signals and are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber-optic cables, lasers, routers, switches and related electronic equipment. Our cable plants and related equipment generally are connected to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premise equipment (“CPE”) consists primarily of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance and replacement.

Our signal reception sites, primarily antenna towers and headends, and microwave facilities, are located on owned and leased parcels of land, and we own or lease space on the towers on which certain of our equipment is located. We own most of our service vehicles.

Our high-speed Internet network consists of fiber-optic cables owned by us and related equipment. We also operate regional data centers with equipment that is used to provide services (such as e-mail, news and web services) to our high-speed Internet subscribers and digital phone service subscribers. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our high-speed Internet network.

Throughout the country we own buildings that contain call centers, service centers, warehouses and administrative space. We also own a building that houses our media center. The media center contains equipment that we own or lease, including equipment related to network origination, global transmission via satellite and terrestrial fiber-optics, a broadcast studio, mobile and post-production services, interactive television services and streaming distribution services.

Programming

Television studios and business offices are the principal physical assets of our Programming operations. We own or lease the television studios and business offices of our Programming operations.

Other

Two large, multipurpose arenas that we own are the principal physical assets of our other operations.

As of December 31, 2007, we leased locations for our corporate offices in Philadelphia, Pennsylvania as well as numerous business offices, warehouses and properties housing divisional information technology operations throughout the country.

Item 3: Legal Proceedings

At Home Cases

Litigation had been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation (“At Home”). At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions were: (i) class action lawsuits against us, AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001, and (ii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), Cox (Cox is also an investor in At Home and a former distributor of the At Home service) and others, alleging breaches of fiduciary duty relating to March 2000 agreements (which, among other things, revised the distributor relationships) and seeking recovery of alleged short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 (purported to have arisen in connection with certain transactions relating to At Home stock effected under the March 2000 agreements).

In the Southern District of New York actions (item (i) above), the court dismissed all claims. The plaintiffs appealed this decision, and the Court of Appeals for the Second Circuit denied the plaintiffs’ appeal and a subsequent petition for rehearing. The U.S. Supreme Court denied plaintiffs’ petition for further appeal. The Delaware case (item (ii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims, and the breach of fiduciary duty claim for lack of federal jurisdiction. The Court of Appeals for the Second Circuit denied the plaintiffs’ appeal from the decision dismissing the Section 16(b) claims, and the U.S. Supreme Court denied the plaintiffs’ petition for a further appeal. Plaintiffs recommenced the breach of fiduciary duty claim in Delaware Chancery Court. In October 2007,

15	Comcast 2007 Annual Report on Form 10-K

we settled with plaintiffs, our portion of which was $40 million. The settlement was approved by the Bankruptcy Court and the lawsuit has been dismissed. As a result, we recorded $40 million to selling, general and administrative expenses for the year ended December 31, 2007.

Antitrust Cases

We are defendants in two purported class actions originally filed in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania (“Eastern District”), respectively. The potential class in the Massachusetts case is our subscriber base in the “Boston Cluster” area and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago Clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful horizontal market restraints in those areas and seek damages under antitrust statutes, including treble damages.

Our motion to dismiss the Pennsylvania case on the pleadings was denied and classes of Philadelphia Cluster and Chicago Cluster subscribers were certified. Our motion to dismiss the Massachusetts case, which was recently transferred to the Eastern District of Pennsylvania, was also denied. We are proceeding with discovery on plaintiffs’ claims concerning the Philadelphia Cluster. Plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The plaintiffs allege that the defendants who produce video programming (including us, among others) have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an a la carte (or channel-by-channel) basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an a la carte basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. We have filed motions to dismiss the plaintiffs’ case and a hearing on our motion is scheduled for March 2008.

Securities and Related Litigation

We and several of our current and former officers have been named as defendants in a purported class action lawsuit filed in the Eastern District in January 2008. The alleged class comprises purchasers of our publicly issued securities between February 1, 2007 and December 4, 2007. The plaintiff asserts that during the alleged class period, the defendants violated federal securities laws through alleged material misstatements and omissions relating to the Company’s forecast results for 2007. The plaintiff seeks unspecified damages. Other purported plaintiffs have indicated that they may commence lawsuits based on the same types of allegations.

We, our directors and one of our current officers have been named as defendants in a purported class action lawsuit filed in the Eastern District in February 2008. The alleged class comprises participants in our retirement-investment (401(k)) plan that invested in the plan’s company stock account. The plaintiff asserts that the defendants breached their fiduciary duties in managing the plan. The plaintiff seeks unspecified damages.

Patent Litigation

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment vendors under applicable contractual indemnification provisions.

*    *    *

We believe the claims in each of the actions described above in this Item are without merit and intend to defend the actions vigorously. The final disposition of the claims in each of the actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or cash flows.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

Comcast 2007 Annual Report on Form 10-K	16

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

We have not declared and paid any cash dividends on our Class A, Class A Special or Class B common stock in our last two fiscal years. On February 13, 2008 our Board of Directors approved a quarterly dividend of $0.0625 per share, which will be payable in April 2008. This represents the first payment of a planned annual dividend of $0.25 per share.

Holders of our Class A common stock in the aggregate hold 66 2/3% of the voting power of our capital stock. The number of votes that each share of our Class A common stock has at any given time depends on the number of shares of Class A common stock and Class B common stock then outstanding. Holders of shares of our Class A Special common stock cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, shares of our Class A Special common stock have the same number of votes per share as shares of Class A common stock. Our Class B common stock has a 33 1/3% nondilutable voting interest, and each share of Class B common stock has 15 votes per share. Mr. Brian L. Roberts beneficially owns all outstanding shares of our Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.

As of December 31, 2007, there were 865,115 record holders of our Class A common stock, 2,180 record holders of our Class A Special common stock and three record holders of our Class B Common Stock.

On January 31, 2007, our Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend (the “Stock Split”) which was paid on February 21, 2007 to shareholders of record on February 14, 2007. The number of shares outstanding and related amounts have been adjusted to reflect the Stock Split for all periods presented.

A summary of our repurchases during 2007 under our Board-authorized share repurchase program, on a trade-date basis, is as follows:

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(a)
First Quarter 2007	19,383,747	$26.77	18,690,734	$500,483,363	$2,507,976,465
Second Quarter 2007	28,476,508	$26.93	27,923,848	$751,843,457	$1,756,133,008
Third Quarter 2007	22,935,663	$26.16	22,935,663	$599,999,993	$1,156,133,015
October 1–31, 2007	—	$—	—	$—	$8,156,133,015
November 1–30, 2007	30,000,000	$19.66	30,000,000	$589,809,000	$7,566,324,015
December 1–31, 2007	33,341,125	$19.80	33,338,457	$660,191,000	$6,906,133,015
Total Fourth Quarter	63,341,125	$19.74	63,338,457	$1,250,000,000	$6,906,133,015
Total 2007	134,137,043	$23.38	132,888,702	$3,102,326,813	$6,906,133,015

(a)

In October 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions subject to market conditions. As of December 31, 2007, the maximum dollar value of shares available under our Board-authorized share repurchase program was approximately $6.9 billion. We plan to fully utilize our remaining share repurchase authorization by the end of 2009, subject to market conditions.

The total number of shares purchased during 2007 includes 1,248,341 shares received in the administration of employee share-based compensation plans.

17	Comcast 2007 Annual Report on Form 10-K

Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of our Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2007
First Quarter	$30.18	$24.73	$29.64	$24.54
Second Quarter	$28.84	$25.60	$28.43	$25.24
Third Quarter	$29.41	$23.08	$29.19	$22.85
Fourth Quarter	$24.45	$17.37	$24.19	$17.31
2006
First Quarter	$18.97	$16.90	$18.87	$16.73
Second Quarter	$22.37	$17.45	$22.27	$17.33
Third Quarter	$24.77	$20.67	$24.74	$20.64
Fourth Quarter	$28.94	$24.17	$28.69	$24.14

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Class A common stock and Class A Special common stock during the five years ended December 31, 2007 with the cumulative total return on the Standard & Poor’s 500 Stock Index and with a selected peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group (the “New Peer Group”) consists of Cablevision Systems Corp. (Class A), Time Warner Inc., DirecTV Inc., Echostar Communications Corporation and Time Warner Cable Inc. Previously, the peer group (the “Prior Peer Group”) had consisted of Cablevision Systems Corp. (Class A), Time Warner Inc., DirecTV Inc. and Echostar Communications Corporation. We have designated a new peer group to include Time Warner Cable Inc., which started trading in 2007. The comparison assumes $100 was invested on December 31, 2002 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

(in dollars)	2003	2004	2005	2006	2007
Comcast Class A	139	141	110	180	116
Comcast Class A Special	139	145	114	185	120
S&P 500 Stock Index	129	143	150	173	183
New Peer Group Index	139	146	123	181	137
Prior Peer Group Index	139	146	123	181	137

Comcast 2007 Annual Report on Form 10-K	18

Item 6: Selected Financial Data

Year ended December 31 (in millions, except per share data)	2007	2006	2005	2004	2003
Statement of Operations Data
Revenues	$30,895	$24,966	$21,075	$19,221	$17,330
Operating income	5,578	4,619	3,521	2,829	1,938
Income (loss) from continuing operations	2,587	2,235	828	928	(222)
Discontinued operations(a)(b)	—	298	100	42	3,462
Net income	2,587	2,533	928	970	3,240
Basic earnings (loss) per common share
Income (loss) from continuing operations	$0.84	$0.71	$0.25	$0.28	$(0.07)
Discontinued operations(a)(b)	—	0.09	0.03	0.01	1.02
Net income	$0.84	$0.80	$0.28	$0.29	$0.95
Diluted earnings (loss) per common share
Income (loss) from continuing operations	$0.83	$0.70	$0.25	$0.28	$(0.07)
Discontinued operations(a)(b)	—	0.09	0.03	0.01	1.02
Net income	$0.83	$0.79	$0.28	$0.29	$0.95
Balance Sheet Data (at year end)
Total assets	$113,417	$110,405	$103,400	$105,035	$109,348
Long-term debt	29,828	27,992	21,682	20,093	23,835
Stockholders’ equity	41,340	41,167	40,219	41,422	41,662
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$8,792	$6,618	$4,835	$6,082	$2,686
Financing activities	(316)	3,546	(933)	(2,516)	(7,048)
Investing activities	(8,752)	(9,872)	(3,748)	(4,512)	5,239

(a)

In July 2006, in connection with the transactions with Adelphia and Time Warner, we transferred our previously owned cable systems located in Los Angeles, Cleveland and Dallas to Time Warner Cable. These cable systems are presented as discontinued operations for the years ended on or before December 31, 2006 ( see Item 8, Note 5 to our consolidated financial statements).

(b)	In September 2003, we sold our interest in QVC to Liberty Media Corporation. QVC is presented as a discontinued operation for the year ended December 31, 2003.

19	Comcast 2007 Annual Report on Form 10-K

Item 7: Management’s Discussion and

Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are the largest cable operator in the United States and offer a variety of entertainment and communications products and services. As of December 31, 2007, our cable systems served approximately 24.1 million video subscribers, 13.2 million high-speed Internet subscribers and 4.6 million phone subscribers and passed approximately 48.5 million homes in 39 states and the District of Columbia.

We classify our operations in two reportable segments: Cable and Programming. Our Cable segment, which generates approximately 95% of our consolidated revenues, manages and operates our cable systems. Our Programming segment consists primarily of our national programming networks. During 2007, our operations generated consolidated revenues of approximately $30.9 billion.

Our Cable segment earns revenues primarily through subscriptions to our video, high-speed Internet and phone services (“cable services”). We market our cable services individually and as bundled services primarily to residential customers. We are beginning to offer bundled cable services to small and medium-sized businesses. Our video services range from a limited basic service and a digital starter service to our full digital cable service. Our full digital cable service provides access to over 250 channels, including premium and pay-per-view channels; video on demand (which allows access to a library of movies, sports and news and the ability to start a selection at any time and to pause, rewind and fast-forward selections); music channels; and an interactive, on-screen program guide (which allows the subscriber to navigate the channel lineup and the video on demand library). Digital cable subscribers may also subscribe to additional digital cable services, including digital video recorder (“DVR”) (which allows digital recording of programs and pausing and rewinding of “live” television) and high-definition television (“HDTV”) (which provides multiple channels in high definition). As of December 31, 2007, approximately 50% of the homes in the areas we serve subscribed to our video service and approximately 63% of those video subscribers subscribed to at least one of our digital cable services. Our high-speed Internet service provides Internet access at downstream speeds of up to 16 Mbps depending on the level of service selected. As of December 31, 2007, approximately 28% of the homes in the areas we serve subscribed to our high-speed Internet service. Our digital phone service provides unlimited local and domestic long-distance calling and other features and is our most recent cable service offering. As of December 31, 2007, approximately 10% of the homes in the areas we serve subscribed to our digital phone service. In addition to cable services, other

Cable segment revenue sources include advertising and the operations of our regional sports and news networks.

Our Programming segment consists primarily of our consolidated national programming networks, including E!, The Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is earned primarily from the sale of advertising and from monthly per subscriber license fees paid by multichannel video programming distributors (“MVPDs”).

Our other business interests include Comcast Spectacor and Comcast Interactive Media. Comcast Spectacor owns the Philadelphia Flyers, the Philadelphia 76ers and two large, multipurpose arenas in Philadelphia, and manages other facilities for sporting events, concerts and other events. Comcast Interactive Media develops and operates Comcast’s Internet businesses focused on entertainment, information and communication, including Comcast.net, Fancast, thePlatform and Fandango. Comcast Spectacor, Comcast Interactive Media and all other consolidated businesses not included in our Cable or Programming segments are included in “Corporate and Other” activities.

We operate our businesses in an intensely competitive environment. We compete with a number of different companies that offer a broad range of services through increasingly diverse means. Competition for the cable services we offer consists primarily of DBS operators and telephone companies. In 2007, many of these competitors have expanded their service areas, added features and adopted aggressive pricing and packaging for services and features that are comparable to the services and features we offer.

A substantial portion of our revenues comes from residential subscribers whose spending patterns may be affected by prevailing economic conditions. Intensifying competition and a weakening economy affected our net subscriber additions during the second half of 2007 and may, if these conditions continue, adversely impact our results of operations in the future.

2007 Developments

•	consolidated revenue increased 23.7% to approximately $30.9 billion and consolidated operating income increased 20.8% to approximately $5.6 billion, both driven by results in our Cable segment

•

Cable segment revenue increased 21.9% to approximately $29.3 billion and operating income before depreciation and amortization increased 23.3% to approximately $11.9 billion, both driven by acquisitions, as well as growth in our digital cable, high-speed Internet and digital phone services; during 2007, excluding subscribers obtained through acquisitions, we added approximately 2.5 million digital cable subscribers, approximately 1.7 million high-speed Internet subscribers and approximately 2.5 million digital phone subscribers while the number of basic video subscribers decreased 180,000

Comcast 2007 Annual Report on Form 10-K	20

•

an increase in Cable segment capital expenditures of 41.2% to approximately $6.0 billion, primarily as a result of (i) the installation of advanced set-top boxes, modems and other equipment associated with the increase in subscribers to our digital video, high-speed Internet and digital phone services; (ii) network improvements to handle the growth in subscribers and to provide service improvements and enhancements; (iii) capital expenditures related to commercial services to small and medium-sized businesses; and (iv) integration of our newly acquired cable systems

•

acquisitions of (i) cable system serving Houston, Texas (approximately 700,000 video subscribers), resulting from the dissolution of Texas and Kansas City Cable Partners (the “Houston transaction”), in January 2007 and (ii) the cable system of Patriot Media, serving approximately 81,000 video subscribers in central New Jersey, in August 2007

•

other acquisitions of (i) Fandango, an online entertainment site and movie-ticket service, in April 2007 and (ii) Rainbow Media Holdings LLC’s 60% interest in Bay Area SportsNet and its 50% interest in Sports Channel New England, expanding our regional sports networks, in June 2007

•

repurchase of approximately 133 million shares of our Class A common stock and Class A Special common stock under our Board-authorized share repurchase program for approximately $3.1 billion; in October 2007 our Board of Directors authorized a $7 billion addition to the existing share repurchase program

Further details of our consolidated financial statements, including discussion of our results of operations and our liquidity and capital resources, are presented below.

The Areas We Serve

The map below highlights our 40 major markets with emphasis on our operations in the top 25 U.S. TV markets. Approximately 92% of our video subscribers are in the markets listed (subscribers in thousands).

21	Comcast 2007 Annual Report on Form 10-K

Consolidated Operating Results

The comparability of our results of operations and subscriber information is impacted by the effects of the Houston transaction in January 2007, the acquisition of Patriot Media in August 2007, the Adelphia and Time Warner transactions in July 2006, the acquisition of the cable systems of Susquehanna Communications in April 2006, and other smaller acquisitions. We collectively refer to the cable systems acquired in these transactions as the “newly acquired cable systems.” The newly acquired cable systems contributed 81,000 video subscribers, 58,000 high-speed Internet subscribers and 16,000 phone subscribers in 2007. The newly acquired cable systems contributed 3.5 million video subscribers, 1.7 million high-speed Internet subscribers and 173,000 phone subscribers in 2006, including the Cable system serving Houston, Texas for Cable segment purposes (see “Segment Operating Results” below). As a result of transferring our previously owned cable systems located in Los Angeles, Cleveland and Dallas (“Comcast Exchange Systems”) as part of the Adelphia and Time Warner transactions, the operating results of the Comcast Exchange Systems are reported as discontinued operations for 2006 and 2005. The comparability of our results of operations is also impacted by the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 123R, “Share-Based Payment” (“SFAS No. 123R”) on January 1, 2006. See Item 8, Note 11 to our consolidated financial statements for additional information regarding the adoption of SFAS No. 123R.

Year ended December 31 (in millions)	2007	2006	2005	% Change 2006 to 2007	% Change 2005 to 2006
Revenues	$30,895	$24,966	$21,075	23.7%	18.5%
Costs and expenses
Operating, selling, general and administrative (excluding depreciation and amortization)	19,109	15,524	13,003	23.1	19.4
Depreciation	5,107	3,828	3,413	33.4	12.2
Amortization	1,101	995	1,138	10.6	(12.5)
Operating income	5,578	4,619	3,521	20.8	31.2
Other income (expense) items, net	(1,229)	(1,025)	(1,801)	20.0	(43.1)
Income from continuing operations before income taxes and minority interest	4,349	3,594	1,720	21.0	109.0
Income tax expense	(1,800)	(1,347)	(873)	33.6	54.3
Income from continuing operations before minority interest	2,549	2,247	847	13.4	165.5
Minority interest	38	(12)	(19)	n/m	(36.8)
Income from continuing operations	2,587	2,235	828	15.8	169.9
Discontinued operations, net of tax	—	298	100	n/m	198.0
Net income	$2,587	$2,533	$928	2.1%	173.0%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenues

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenues for 2007 and 2006. Cable segment and Programming segment revenues are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily Comcast Spectacor and growth in Comcast Interactive Media.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for 2007 and 2006. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, including expanding our Comcast Interactive Media business, the settlement of litigation in 2007 and player contract termination costs at Comcast Spectacor in 2007.

Comcast 2007 Annual Report on Form 10-K	22

Consolidated Depreciation and Amortization

The increases in depreciation expense for 2007 and 2006 are primarily a result of the effects of capital expenditures by our Cable segment, which resulted in increased depreciation of approximately $700 million and $100 million, respectively, and acquisitions of cable systems, which resulted in increased depreciation of approximately $530 million and $200 million, respectively.

The increase in amortization expense for 2007 is primarily a result of the increases in the amortization of our franchise-related customer relationship intangible assets associated with our newly acquired cable systems, purchases of software-related intangibles and the write-down of intangible assets of approximately $30 million related to the planned shutdown of the AZN network in 2008. The decrease in amortization expense for 2006 is primarily a result of decreases in the amortization of our franchise-related customer relationship intangible assets, which were partially offset by increased amortization expense related to software-related intangibles acquired in various transactions and the newly acquired cable systems.

Segment Operating Results

Certain adjustments have been made in our 2005 and 2006 segment presentation to be consistent with our 2007 management reporting presentation. These adjustments are primarily related to certain segment reclassifications and are further discussed in Note 15 to our consolidated financial statements. The Cable segment includes the operating results for the Houston cable system beginning August 1, 2006. However, the operating results of the Houston cable system were eliminated in our consolidated financial statements for 2006 as we continued to account for Texas and Kansas City Cable Partners as an equity method investment for external financial reporting purposes until the Houston cable system was acquired on January 1, 2007.

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements ( see Note 15). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Overview

Our cable systems simultaneously deliver video, high-speed Internet and phone services to our subscribers. The majority of our Cable segment revenue is earned from subscriptions to these cable services. Subscribers typically pay us monthly, based on their chosen level of service, number of services and features and the type of equipment they use, and generally may discontinue service at any time. Our revenue and operating income before depreciation and amortization have increased as a result of the effects of our recent acquisitions, continued demand for our products and services (including our bundled offerings), as well as other factors discussed below. The newly acquired cable systems accounted for approximately $2.6 billion and $1.7 billion of the increases in revenues in 2007 and 2006, respectively. However, intensifying competition and a weakening economy affected our net subscriber additions during the second half of 2007 and may, if these conditions continue, adversely impact our results of operations in 2008, including as a result of a decline in the number of subscribers to our basic cable services.

23	Comcast 2007 Annual Report on Form 10-K

Cable Segment Results of Operations

Year ended December 31 (in millions)	2007	2006	2005	% Change 2006 to 2007	% Change 2005 to 2006
Video	$17,686	$15,062	$12,887	17.4%	16.9%
High-speed Internet	6,402	4,953	3,737	29.2	32.5
Phone	1,766	911	617	93.9	47.6
Advertising	1,537	1,468	1,249	4.5	17.6
Other	1,087	927	859	17.5	7.9
Franchise fees	827	721	638	14.7	13.1
Revenues	29,305	24,042	19,987	21.9	20.3
Operating expenses	10,416	8,513	7,047	22.3	20.8
Selling, general and administrative expenses	6,967	5,862	5,001	18.9	17.2
Operating income before depreciation and amortization	$11,922	$9,667	$7,939	23.3%	21.8%

Cable Segment Revenues

Video. We offer a full range of video services ranging from a limited basic service and a digital starter service to our full digital cable service. Digital cable subscribers may also subscribe to additional digital cable services, including DVR and HDTV. As of December 31, 2007, 63% of our video subscribers subscribed to at least one of our digital cable services, compared to 52% and 45% as of December 31, 2006 and 2005, respectively.

Revenues increased as a result of higher pricing on our basic video service, subscriber growth in our digital cable services, including demand for digital features such as video on demand, DVR and HDTV, and the addition of our newly acquired cable systems. During 2007 and 2006, we added approximately 2.5 million and 1.9 million digital cable subscribers, respectively, while the number of basic subscribers decreased by 180,000 in 2007. In 2007, approximately $1.6 billion of the increases in our video revenue were attributable to our newly acquired cable systems. In 2006, the amount was approximately $1.1 billion. Our average monthly video revenue per video subscriber increased from approximately $53 in 2005 to approximately $57 in 2006 and to approximately $61 in 2007.

High-Speed Internet. We offer high-speed Internet service with Internet access at downstream speeds of up to 16 Mbps depending on the level of service selected. This service also includes our interactive portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of proprietary content and value-added features and enhancements that are designed to take advantage of the speed of the Internet services we provide.

Revenues increased in 2007 and 2006 as a result of subscriber growth and the addition of our newly acquired cable systems. As of December 31, 2007, 28% of the homes in the areas we serve subscribed to our high-speed Internet service, compared to 25% and 21% as of December 31, 2006 and 2005, respectively. In 2007, approximately $640 million of the increases in our high-speed Internet revenue were attributable to our newly acquired cable systems. In 2006, the amount was approximately $370 million. Average monthly revenue per high-speed Internet subscriber has remained relatively stable, between $42 and $43, from 2005 through 2007.

Comcast 2007 Annual Report on Form 10-K	24

Phone. We offer our interconnected VoIP digital phone service that provides unlimited local and domestic long-distance calling and includes such features as voice mail, caller ID and call waiting. Our digital phone service was available to approximately 42 million or 87% of the homes in the areas we serve, as of December 31, 2007. We expect that by the end of 2008 approximately 91% of our homes passed will have access to our digital phone service. In some areas, we provide circuit-switched local phone service.

Revenues increased in 2007 and 2006 as a result of increases in the number of digital phone subscribers. These increases were partially offset by the loss of approximately 470,000 and 330,000 circuit-switched phone subscribers in 2007 and 2006, respectively. In 2007, approximately $100 million of the increases in our phone revenue were attributable to our newly acquired cable systems. In 2006, the amount was $40 million. Our circuit-switched phone service subscribers will continue to decrease as we phase out this service in 2008.

Advertising. As part of our programming license agreements with programming networks, we receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We also coordinate the advertising sales efforts of other cable operators in some markets, and in other markets we have formed and operate advertising interconnects, which establish a physical, direct link between multiple cable systems and provide for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator.

Advertising revenues increased in 2007 as a result of our newly acquired cable systems. Absent the growth from the newly acquired cable systems, advertising revenue decreased slightly in 2007, reflecting continued weakness across the television advertising market, a decline in political advertising and one less week in the broadcast calendar during 2007. Advertising revenue increased in 2006 as a result of strong political advertising and the addition of our newly acquired cable systems.

Other. We also generate revenues from our regional sports and news networks, installation services, commissions from third-party electronic retailing and fees for other services, such as providing businesses with data connectivity and networked applications. Our regional sports and news networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, CN8 — The Comcast Network, Comcast SportsNet Chicago, Comcast SportsNet West (Sacramento), Comcast SportsNet NorthWest, Comcast SportsNet New England (Boston), Bay Area SportsNet (San Francisco) and Comcast MountainWest Sports Network. These networks earn revenue through the sale of advertising time and receive programming license fees paid by MVPDs.

Other revenues increased in 2007 as a result of our regional sports network acquisitions and our newly acquired cable systems. Other revenues increased in 2006 as a result of the addition of our newly acquired cable systems.

Franchise Fees. Our franchise fee revenues represent the pass-through to our subscribers of the fees required to be paid to state and local franchising authorities. Under the terms of our franchise agreements, we are generally required to pay an amount based on our gross video revenues to the local franchising authority. The increases in franchise fees collected from our cable subscribers are primarily a result of the increases in our revenues on which the fees apply.

Total Cable Segment Revenue. As a result of the growth in revenues from our products and services, we have been able to increase our total average monthly revenue per video subscriber (including all Cable segment revenue sources) from approximately $82 in 2005 to approximately $95 in 2006 and to approximately $102 in 2007.

Cable Segment Expenses

We continue to focus on controlling the growth of expenses. Our operating margins (operating income before depreciation and

25	Comcast 2007 Annual Report on Form 10-K

amortization as a percentage of revenue) for the years ended December 31, 2007, 2006 and 2005 were 40.7%, 40.2% and 39.8%, respectively.

Cable Segment Operating Expenses. Cable programming expenses, our largest expense, are the fees we pay to programming networks to license the programming we package, offer and distribute to our cable subscribers. These expenses are affected by changes in the rates charged by programming networks, the number of subscribers and the programming options we offer to subscribers. Cable programming expenses increased to $5.8 billion in

2007 from $4.9 billion in 2006 and $4.1 billion in 2005 as a result of increases in rates and the newly acquired cable systems. We anticipate our cable programming expenses will increase in the future, as the fees charged by programming networks increase and as we provide additional channels and video on demand programming options to our subscribers.

Other operating expenses increased to $4.6 billion in 2007, from $3.6 billion in 2006 and $2.9 billion in 2005. In 2007 and 2006, our newly acquired cable systems contributed approximately $950 million and $650 million, respectively, to the increases in other operating expenses. The remaining increases in 2007 and 2006 were primarily a result of the growth in the number of subscribers, which required additional personnel to handle service calls and provide in-house customer support, and costs associated with the delivery of those services.

Cable Segment Selling, General and Administrative Expenses. Selling, general and administrative expenses increased to approximately $7.0 billion in 2007. In 2007 and 2006, our newly acquired cable systems contributed approximately $450 million and $400 million, respectively, to our increases in Cable segment selling, general and administrative expenses. The remaining increases in 2007 and 2006 were primarily a result of additional employees needed to provide customer and other administrative services, as well as additional marketing costs associated with attracting and retaining subscribers.

Programming Segment Overview

Our Programming segment consists primarily of our consolidated national programming networks. The table below presents a summary of our most significant consolidated national programming networks:

Programming Network	Approximate U.S. Subscribers (in millions)	Description
E!	82	Pop culture and entertainment-related programming
The Golf Channel	67	Golf and golf-related programming
VERSUS	64	Sports and leisure programming
G4	55	Gamer lifestyle programming
Style	48	Lifestyle-related programming

We also own interests in MGM (20%), iN DEMAND (51%), TV One (33%), PBS KIDS Sprout (40%), and FEARnet (33%). The operating results of these entities are not included in our Programming segment’s operating results as they are presented in equity in net (losses) income of affiliates.

Programming Segment Results of Operations

Year ended December 31 (in millions)	2007	2006	2005	% Change 2006 to 2007	% Change 2005 to 2006
Revenues	$1,314	$1,054	$919	24.7%	14.7%
Operating, selling, general and administrative expenses	1,028	815	647	26.1	26.1
Operating income before depreciation and amortization	$286	$239	$272	19.8%	(12.2)%

Comcast 2007 Annual Report on Form 10-K	26

Programming Segment Revenues

Programming revenues for 2007 and 2006 increased as a result of continued growth in advertising driven by strong ratings, and growth in affiliate and international revenue. For 2007, 2006 and 2005, approximately 11% to 13% of our Programming segment revenues were generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Programming Segment Operating, Selling, General and Administrative Expenses

Operating, selling, general and administrative expenses consist mainly of the cost of producing television programs and live events, the purchase of programming rights, the marketing and promotion of our programming networks, and administrative costs. Programming expenses for 2007, 2006 and 2005 increased as a result of an increase in the production of, and programming rights costs for, new and live-event programming for our programming networks, including the PGA Tour on The Golf Channel and the NHL on VERSUS, as well as a corresponding increase in marketing expenses for this programming. We have invested and expect to continue to invest in new and live-event programming that will cause our Programming segment expenses to increase in the future.

Consolidated Other Income (Expense) Items

Year ended December 31 (in millions)	2007	2006	2005
Interest expense	$(2,289)	$(2,064)	$(1,795)
Investment income (loss), net	601	990	89
Equity in net (losses) income of affiliates, net	(63)	(124)	(42)
Other income (expense)	522	173	(53)
Total	$(1,229)	$(1,025)	$(1,801)

Interest Expense

The increases in interest expense for 2007 from 2006 were primarily the result of increases in our average debt outstanding. The increase for 2006 from 2005 was primarily the result of an increase in our average debt outstanding and higher interest rates on our variable-rate debt, as well as $57 million of gains recognized in 2005 in connection with the early extinguishment of some of our debt facilities.

Investment Income (Loss), Net

The components of investment income (loss), net for 2007, 2006 and 2005 are presented in a table in Note 6 to our consolidated financial statements. In connection with the Adelphia and Time Warner transactions, we recognized investment income of approximately $646 million for the year ended December 31, 2006.

We have entered into derivative financial instruments that we account for at fair value and which economically hedge the market price fluctuations in the common stock of substantially all of our investments accounted for as trading securities. The differences between the unrealized gains (losses) on trading securities and the mark to market adjustments on derivatives related to trading securities, as presented in the table in Note 6, result from one or more of the following:

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

Equity in Net (Losses) Income of Affiliates, Net

The decrease in equity in net losses of affiliates for 2007 from 2006 and the increase in equity in net losses of affiliates for 2006 from 2005 were primarily a result of $59 million of other-than-temporary impairment charges recognized in 2006.

Other Income (Expense)

Other income for 2007 consists primarily of a gain of approximately $500 million on the sale of our 50% interest in the Kansas City Asset Pool in connection with the Houston transaction. Other income for 2006 consists primarily of $170 million of gains on the sales of investment assets. Other expense for 2005 consists primarily of a $170 million payment representing our share of the settlement amount related to certain of AT&T’s litigation with At Home, partially offset by a $24 million gain on the exchange of one of our equity method investments and $62 million of gains recognized on the sale or restructuring of investment assets.

27	Comcast 2007 Annual Report on Form 10-K

Income Tax Expense

Our effective income tax rate for 2007, 2006 and 2005 was 41.4%, 37.5% and 50.7%, respectively. Income tax expense reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Our tax rate in 2006 was impacted by adjustments to uncertain tax positions, primarily related to the favorable resolution of issues and revised estimates of the outcome of unresolved issues with various taxing authorities. Our tax rate in 2005 was impacted by taxes associated with other investments. We expect our 2008 annual effective tax rate to be in the range of 40% to 45%.

Discontinued Operations

The operating results of our previously owned cable systems located in Los Angeles, Dallas and Cleveland, which were reported as discontinued operations for 2006 and 2005, included seven months of operations in 2006 because the closing date of the transaction was July 31, 2006. For 2005, results include 12 months of operations. As a result of the exchange of these systems in the Adelphia and Time Warner transactions, we recognized a gain of $195 million, net of tax of $541 million ( see Note 5) in 2006. The effective tax rate on the gain is higher than the federal statutory rate primarily as a result of the nondeductible amounts attributed to goodwill.

Liquidity and Capital Resources

Our businesses generate significant cash flow from operating activities. The proceeds from monetizing our nonstrategic investments have also provided us with a significant source of cash flow. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flow from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in business opportunities and return capital to investors, through stock repurchases and dividends. The credit markets have been and continue to be volatile due primarily to difficulties in the residential mortgage markets as well as the slowing economy. We do not hold any cash equivalents or short-term investments whose liquidity or value has been affected by these negative trends in the financial markets.

Operating Activities

Details of cash provided by operating activities are presented in the table below:

Year ended December 31 (in millions)	2007	2006	2005
Operating income	$5,578	$4,619	$3,521
Depreciation and amortization	6,208	4,823	4,551
Operating income before depreciation and amortization	11,786	9,442	8,072
Operating income before depreciation and amortization from discontinued operations	—	264	421
Noncash share-based compensation and contribution expense	223	223	66
Changes in operating assets and liabilities	(200)	(280)	(733)
Cash basis operating income	11,809	9,649	7,826
Proceeds from sales of trading securities	603	—	—
Payments of interest	(2,134)	(1,880)	(1,809)
Payments of income taxes	(1,638)	(1,284)	(1,137)
Proceeds from interest, dividends and other non-operating items	185	233	175
Payments related to settlement of litigation of an acquired company	—	(67)	(220)
Excess tax benefit under SFAS No. 123R presented in financing activities	(33)	(33)	—
Net cash provided by operating activities	$8,792	$6,618	$4,835

Comcast 2007 Annual Report on Form 10-K	28

In 2007, we sold $603 million of trading securities. Proceeds from sales of trading securities are presented within cash provided by operating activities in accordance with generally accepted accounting principles. These amounts are not related to operations but result from the sales of investments.

The increase in interest payments from 2005 to 2007 was primarily the result of an increase in our average debt outstanding.

The increase in tax payments from 2005 to 2007 was primarily the result of the effects of increases in income, sales of investments and the settlement of federal and state tax audits.

Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from borrowings offset by our debt repayments and our repurchases of our Class A and Class A Special common stock. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Note 8 to our consolidated financial statements for further discussion of our financing activities, including details of our debt repayments and borrowings.

Long-Term Debt Borrowings, Repayments and Redemptions

Proceeds from borrowings fluctuates from year to year based on the levels of acquisitions and scheduled debt repayments.

The higher level of borrowings in 2006 was primarily a result of the Houston transaction, the Adelphia and Time Warner transactions, the acquisition of the remaining portion of E! Entertainment Television that we did not already own and our investment in SpectrumCo, LLC (“SpectrumCo”).

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of December 31, 2007, amounts available under these facilities totaled approximately $4.370 billion. In January 2008, we entered into an amended and restated revolving bank credit facility which may be used for general corporate purposes. This amendment increased the size of the credit facility from $5.0 billion to $7.0 billion and extended the maturity of the loan commitment from October 2010 to January 2013.

Debt Covenants

We and our cable subsidiaries that have provided guarantees ( see Note 17) are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing our bank credit facilities. We and the guarantors are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business or raise additional capital. Our credit facilities’ covenants are tested on an ongoing basis. The only financial covenant in our $5.0 billion revolving credit facility and our amended and restated $7.0 billion revolving credit facility relates to leverage (ratio of debt to operating income before depreciation and amortization). As of December 31, 2007, we met our financial covenant in our $5 billion revolving credit facility by a significant margin. Our ability to comply with this financial covenant in the future does not depend on further debt reduction or on improved operating results.

Share Repurchase Program and Dividends

In October 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase program. As of December 31, 2007, we had approximately $6.9 billion of availability remaining under the share repurchase authorization, which we intend to fully utilize by the end of 2009, subject to market conditions. On February 13, 2008 our Board of Directors approved a quarterly dividend of $0.0625 per share, which will be payable in April 2008. This represents the first payment of a planned annual dividend of $0.25 per share.

Investing Activities

Net cash used in investing activities consisted primarily of cash paid for capital expenditures, acquisitions and investments, partially offset by proceeds from sales and restructurings of investments.

29	Comcast 2007 Annual Report on Form 10-K

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable segment and we expect that this will continue in the future. A significant portion of our capital expenditures is based on the level of growth and the technology being deployed. The following table summarizes the capital expenditures we incurred in our Cable segment from 2005 through 2007:

Year ended December 31 (in millions)	2007	2006	2005
Customer premise equipment(a)	$3,164	$2,321	$1,769
Scalable infrastructure(b)	1,014	906	824
Line extensions(c)	352	275	287
Support capital(d)	792	435	279
Upgrades(e)	520	307	250
Commercial(f)	151	—	—
Total	$5,993	$4,244	$3,409

(a)

Customer premise equipment includes costs incurred to connect our services at the subscriber’s home. The equipment deployed typically includes standard digital converters, HD converters, digital video recorders, remote controls, high-speed Internet modems and digital phone modems. Customer premise equipment also includes the cost of installing such equipment for new subscribers as well as the material and labor cost incurred to install the cable that connects a subscriber’s dwelling to the network.

(b)

Scalable infrastructure includes costs incurred to secure growth in subscribers, revenue units or to provide service enhancements, other than those related to customer premise equipment. Such equipment includes equipment that controls signal reception, processing and transmission throughout our distribution network as well as equipment that controls and communicates with the customer premise equipment residing within a subscriber’s home. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video on demand equipment) and equipment necessary to provide certain video, high-speed Internet and digital phone service features (voice mail, e-mail, etc.).

(c)

Line extensions include the costs of extending our distribution network into new service areas. These costs typically include network design, purchase and installation of fiber-optic and coaxial cable, and certain electronic equipment.

(d)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technical or physical obsolescence and wear-out. These costs typically include vehicles, computer and office equipment, furniture and fixtures, tools and test equipment.

(e)	Upgrades include costs to enhance or replace existing fiber/coaxial cable networks, including recurring betterments.

(f)

Commercial includes costs incurred related to the rollout of our services to small and medium-sized businesses. Such equipment typically includes high-speed Internet modems and phone modems and the costs of installing such equipment for new customers as well as materials and labor incurred to install the cable that connects a customer’s business to the closest point of the main distribution network.

Cable capital expenditures increased 41.2% from 2006 to 2007 and 24.5% from 2005 to 2006 primarily as a result of the rollout of our digital phone service and an increase in demand for advanced set-top boxes (including DVR and HDTV) and high-speed Internet modems. These increases were accelerated by the introduction of our triple play bundle in late 2005 and as a result of regulatory changes in 2007. We also incurred additional capital expenditures in our newly acquired cable systems. In anticipation of this growth, we have continued to improve the capacity and reliability of our network in order to handle the additional volume and advanced services. We have also expanded our service area through line extensions and now pass more than 48 million homes.

The amounts of capital expenditures in our Programming segment and our other business activities have not been significant. Consolidated 2007 capital expenditures include approximately $110 million related to the consolidation of offices in Pennsylvania and relocation of our corporate headquarters. The amounts of our capital expenditures for 2008 and for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes and the timing and rate of deployment of new services.

Acquisitions

In 2007, acquisitions were primarily related to our acquisitions of Patriot Media, Sports Channel New England, Bay Area SportsNet and Fandango. In 2006, acquisitions were primarily related to the Adelphia and Time Warner transactions, the acquisition of the cable systems of Susquehanna Communications and the acquisition of our additional interest in E! Entertainment Television.

Proceeds from Sale of Investments

In 2007 and 2006, proceeds from the sales and restructurings of investments were primarily related to the disposition of our ownership interests in Time Warner Inc.

Purchases of Investments

In 2007, purchases of investments consisted primarily of our additional investment in Insight Midwest, L.P. and our purchase of available for sale securities. In 2006, purchases of investments were primarily related to the purchase of our interest in SpectrumCo and to our additional investment in Texas and Kansas City Cable Partners.

Comcast 2007 Annual Report on Form 10-K	30

Contractual Obligations

Our unconditional contractual obligations as of December 31, 2007, which consist primarily of our debt obligations and the associated payments due in future periods, are presented in the table below:

		Payments Due by Period
(in millions)	Total	Year 1	Years 2–3	Years 4–5	More than 5 years
Debt obligations(a)	$31,251	$1,479	$3,718	$2,638	$23,416
Capital lease obligations	72	16	35	6	15
Operating lease obligations	2,016	323	521	337	835
Purchase obligations(b)	13,382	3,057	3,273	2,671	4,381
Other long-term liabilities reflected on the balance sheet:
Acquisition-related obligations(c)	231	149	65	9	8
Other long-term obligations(d)	4,448	153	378	246	3,671
Total	$51,400	$5,177	$7,990	$5,907	$32,326

Refer to Note 8 (long-term debt) and Note 14 (commitments) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations are primarily related to our Cable segment, including contracts with programming networks, customer premise equipment manufacturers, communication vendors, other cable operators for which we provide advertising sales representation, and other contracts entered into in the normal course of business. We also have purchase obligations through Comcast Spectacor for the players and coaches of our professional sports teams. We did not include contracts with immaterial future commitments.

(c)	Acquisition-related obligations consist primarily of costs related to exiting contractual obligations and other assumed contractual obligations of the acquired entity.

(d)

Other long-term obligations consist primarily of our prepaid forward sales transactions of equity securities we hold; subsidiary preferred shares; effectively settled tax positions and related interest; deferred compensation obligations; pension, post-retirement and post-employment benefit obligations; and programming rights payable under license agreements. Reserves for uncertain tax positions of approximately $1.5 billion are not included in the table above. We have not yet entered into substantive settlement discussions with taxing authorities and therefore cannot reasonably estimate the amounts or timing of payments related to any such positions.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Judgments and Estimates

The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes and legal contingencies are critical in the preparation of our financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below.

Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies with respect to these and other items.

31	Comcast 2007 Annual Report on Form 10-K

Valuation and Impairment Tests of Cable Franchise Rights

Our largest asset, our cable franchise rights, results from agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area. The value of a franchise is derived from the economic benefits we receive from the right to solicit new subscribers and to market new services, such as additional digital cable services and high-speed Internet and phone services, in a particular service area. The amounts we record for cable franchise rights are primarily the result of cable system acquisitions. Typically when we acquire a cable system, the most significant asset we record is the value of the cable franchise rights. Often these cable system acquisitions include multiple franchise areas. We currently serve approximately 6,000 franchise areas in the United States.

We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. Accordingly, we do not amortize our cable franchise rights but assess the carrying value of our cable franchise rights annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount may exceed its fair value (the “impairment test”), in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”).

We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment in developing individual assumptions, including long-term growth rate and discount rate assumptions.

If we determine the value of our cable franchise rights is less than the carrying amount, we recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. For the purpose of our impairment tests, we have grouped the recorded values of our various cable franchise rights into our five cable divisions or units of account. We evaluate the unit of account periodically to ensure our impairment tests are performed at an appropriate level. Before 2007, we used our cable regions as the unit of account. Frequent reorganizations of our regions and further management centralization of our cable operations led us to conclude that our cable divisions are more reflective of how we manage and operate the assets and, therefore, are the appropriate unit of account. Consequently, effective April 1, 2007 (our annual impairment test date), we changed the unit of account to five cable divisions from 29 cable regions. We tested for impairment at the region level before combining our regions into divisions to confirm that no impairment existed before the change. We have not recorded any significant impairment charges as a result of our impairment tests. A future change in the unit of account could result in recognition of an impairment charge.

We could record impairment charges in the future if there are long-term changes in market conditions, expected future operating results or federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. For example, increased competition and a slowdown in the economy impacted our operating results during the second half of 2007. Assumptions made about the continuation of these market conditions on a longer-term basis could impact the valuations to be used in the April 1, 2008 annual impairment test and result in a reduction of fair values from those determined in the April 1, 2007 annual impairment test. Such assumptions and fair values will not be determined until the annual impairment test is performed. The following table illustrates the impairment charge related to our various cable divisions that would have occurred had the hypothetical reductions in fair value existed at our last annual impairment test date.

	Percent Hypothetical Reduction in Fair Value and Related Impairment Charge
(in millions)	10%	15%	20%	25%
Eastern Division	$—	$—	$—	$(537)
Midwest Division	—	—	(102)	(675)
NorthCentral Division	—	(287)	(955)	(1,623)
Southern Division	—	—	—	—
West Division	—	—	(438)	(1,268)
	$—	$(287)	$(1,495)	$(4,103)

Income Taxes

Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions and tax planning opportunities available in the jurisdictions in which we operate. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations.

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”) effective January 1, 2007. We evaluate our tax positions using the recognition threshold and measurement attribute in accordance with this interpretation. From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of such transactions include business acquisitions and disposals, including consideration paid or received in connection with such transactions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of

Comcast 2007 Annual Report on Form 10-K	32

the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement.

We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The effects on our financial statements of income tax uncertainties that arise in connection with business combinations and those associated with entities acquired in business combinations are discussed in Note 2 to our consolidated financial statements. We believe that adequate accruals have been made for income taxes. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period.

Legal Contingencies

We are subject to legal, regulatory and other proceedings and claims that arise in the ordinary course of our business and, in certain cases, those that we assume from an acquired entity in a business combination. We record an estimated liability for those proceedings and claims arising in the ordinary course of business based upon the probable and reasonably estimable criteria contained in SFAS No. 5, “Accounting for Contingencies.” We review outstanding claims with internal as well as external counsel to assess the probability and the estimates of loss. We reassess the risk of loss as new information becomes available, and we adjust liabilities as appropriate. The actual cost of resolving a claim may be substantially different from the amount of the liability recorded. Differences between the estimated and actual amounts determined upon ultimate resolution, individually or in the aggregate, are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period.

33	Comcast 2007 Annual Report on Form 10-K

Item 7A: Quantitative and Qualitative

Disclosures About Market Risk

Interest Rate Risk Management

We maintain a mix of fixed-rate and variable-rate debt. Approximately 95% of our total debt of $31.3 billion is at fixed rates with the remaining debt at variable rates. We are exposed to the market risk of adverse changes in interest rates. In order to manage the cost and volatility relating to the interest cost of our outstanding debt, we enter into various interest rate risk management derivative transactions in accordance with our policies.

We monitor our interest rate risk exposures using techniques that include market value and sensitivity analyses. We do not engage in any speculative derivative transactions, and we are not a party to any leveraged derivative instruments.

We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

Our interest rate derivative financial instruments, which can include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates from 95% to 85% as of December 31, 2007. The effect of our interest rate derivative financial instruments increased our interest expense by approximately $43 million and $39 million in 2007 and 2006, respectively, and decreased our interest expense by approximately $16 million in 2005. Interest rate risk management instruments may have a significant effect on our interest expense in the future.

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2007:

(in millions)	2008	2009	2010	2011	2012	Thereafter	Total	Fair Value 12/31/07
Debt
Fixed Rate	$1,484	$1,022	$1,163	$1,759	$843	$23,431	$29,702	$30,949
Average Interest Rate	7.2%	7.3%	5.7%	6.3%	9.2%	7.1%	7.0%
Variable Rate	$11	$1,258	$310	$13	$29	$—	$1,621	$1,616
Average Interest Rate	5.0%	3.8%	5.0%	5.4%	5.6%	—%	4.1%
Interest Rate Instruments
Fixed to Variable Swaps	$600	$750	$200	$750	$—	$900	$3,200	$17
Average Pay Rate	7.4%	6.7%	4.8%	5.7%	—%	4.8%	5.9%
Average Receive Rate	6.2%	6.9%	5.9%	5.5%	—%	5.3%	5.9%

Comcast 2007 Annual Report on Form 10-K	34

We use the notional amounts on the instruments to calculate the interest to be paid or received. The notional amounts do not represent the amount of our exposure to credit loss. The estimated fair value approximates the payments necessary or proceeds to be received to settle the outstanding contracts. We estimate interest rates on variable debt and swaps using the average implied forward London Interbank Offered Rate (“LIBOR”) for the year of maturity based on the yield curve in effect on December 31, 2007, plus the applicable margin in effect on December 31, 2007.

As a matter of practice, we typically do not structure our financial contracts to include credit-ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. As of December 31, 2007 and 2006, the estimated fair value of those swaps was a liability of $3 million and $60 million, respectively. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time.

Equity Price Risk Management

We are exposed to the market risk of changes in the equity prices of our investments in marketable securities. We enter into various derivative transactions in accordance with our policies to manage the volatility relating to these exposures.

Through market value and sensitivity analyses, we monitor our equity price risk exposures to ensure that the instruments are matched with the underlying assets or liabilities, reduce our risks relating to equity prices and maintain a high correlation to the risk inherent in the hedged item.

To limit our exposure to and benefits from price fluctuations in the common stock of some of our investments, we use equity derivative financial instruments. These derivative financial instruments, which are accounted for at fair value, include equity collar agreements, prepaid forward sales agreements and indexed or exchangeable debt instruments.

Except as described above in “Investment Income (Loss), Net,” the changes in the fair value of the investments that we accounted for as trading securities were substantially offset by the changes in the fair values of the equity derivative financial instruments.

Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies for derivative financial instruments and to Note 6 and Note 8 to our consolidated financial statements for discussions of our derivative financial instruments.

35	Comcast 2007 Annual Report on Form 10-K

Item 8: Financial Statements and Supplementary Data

Comcast 2007 Annual Report on Form 10-K	36

Report of Management

Management’s Report on Financial Statements

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

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining an adequate system of internal control over financial reporting. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.

Our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets.

•

Provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors.

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal controls over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2007. The effectiveness of our internal controls over financial reporting have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the “auditors”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Ethics and Business Conduct), and the nature, extent, and results of internal and external audits. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Form 10-K.

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and CEO	Executive Vice President, Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

37	Comcast 2007 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2007. We also have audited the Company’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 12 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” effective January 1, 2007. As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 123R, “Share Based Payments,” effective January 1, 2006.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 20, 2008

Comcast 2007 Annual Report on Form 10-K	38

Consolidated Balance Sheet

December 31 (in millions, except share data)	2007	2006
Assets
Current Assets
Cash and cash equivalents	$963	$1,239
Investments	98	1,735
Accounts receivable, less allowance for doubtful accounts of $181 and $157	1,645	1,450
Deferred income taxes	214	—
Other current assets	747	778
Total current assets	3,667	5,202
Investments	7,963	8,847
Property and equipment, net of accumulated depreciation of $19,808 and $15,506	23,624	21,248
Franchise rights	58,077	55,927
Goodwill	14,705	13,768
Other intangible assets, net of accumulated amortization of $6,977 and $5,543	4,739	4,881
Other noncurrent assets, net	642	532
	$113,417	$110,405
Liabilities and Stockholders’ Equity
Current Liabilities
Accounts payable and accrued expenses related to trade creditors	$3,336	$2,862
Accrued salaries and wages	494	453
Other current liabilities	2,627	2,579
Deferred income taxes	—	314
Current portion of long-term debt	1,495	983
Total current liabilities	7,952	7,191
Long-term debt, less current portion	29,828	27,992
Deferred income taxes	26,880	27,338
Other noncurrent liabilities	7,167	6,476
Minority interest	250	241
Commitments and contingencies (Note 14)
Stockholders’ equity
Preferred stock — authorized 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value — authorized, 7,500,000,000 shares; issued, 2,419,025,659 and 2,425,818,710; outstanding, 2,053,564,909 and 2,060,357,960	24	24
Class A Special common stock, $0.01 par value — authorized, 7,500,000,000 shares; issued 1,018,960,463 and 1,120,659,771; outstanding, 948,025,699 and 1,049,725,007	10	11
Class B common stock, $0.01 par value — authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional capital	41,688	42,401
Retained earnings	7,191	6,214
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(56)	34
Total stockholders’ equity	41,340	41,167
	$113,417	$110,405

See notes to consolidated financial statements.

39	Comcast 2007 Annual Report on Form 10-K

Consolidated Statement of Operations

Year ended December 31 (in millions, except per share data)	2007	2006	2005
Revenues	$30,895	$24,966	$21,075
Costs and Expenses
Operating (excluding depreciation and amortization)	11,175	9,010	7,513
Selling, general and administrative	7,934	6,514	5,490
Depreciation	5,107	3,828	3,413
Amortization	1,101	995	1,138
	25,317	20,347	17,554
Operating income	5,578	4,619	3,521
Other Income (Expense)
Interest expense	(2,289)	(2,064)	(1,795)
Investment income (loss), net	601	990	89
Equity in net (losses) income of affiliates, net	(63)	(124)	(42)
Other income (expense)	522	173	(53)
	(1,229)	(1,025)	(1,801)
Income from continuing operations before income taxes and minority interest	4,349	3,594	1,720
Income tax expense	(1,800)	(1,347)	(873)
Income from continuing operations before minority interest	2,549	2,247	847
Minority interest	38	(12)	(19)
Income from continuing operations	2,587	2,235	828
Income from discontinued operations, net of tax	—	103	100
Gain on discontinued operations, net of tax	—	195	—
Net Income	$2,587	$2,533	$928
Basic earnings per common share
Income from continuing operations	$0.84	$0.71	$0.25
Income from discontinued operations	—	0.03	0.03
Gain on discontinued operations	—	0.06	—
Net income	$0.84	$0.80	$0.28
Diluted earnings per common share
Income from continuing operations	$0.83	$0.70	$0.25
Income from discontinued operations	—	0.03	0.03
Gain on discontinued operations	—	0.06	—
Net income	$0.83	$0.79	$0.28

See notes to consolidated financial statements.

Comcast 2007 Annual Report on Form 10-K	40

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2007	2006	2005
Operating Activities
Net income	$2,587	$2,533	$928
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,107	3,828	3,413
Amortization	1,101	995	1,138
Depreciation and amortization of discontinued operations	—	139	253
Share-based compensation expenses	212	190	56
Noncash interest expense, net	114	99	8
Equity in net losses (income) of affiliates, net	63	124	42
(Gains) losses on investments and noncash other (income) expense, net	(938)	(979)	(54)
Gain on discontinued operations	—	(736)	—
Noncash contribution expense	11	33	10
Minority interest	(38)	12	19
Deferred income taxes	247	674	183
Proceeds from sales of trading securities	603	—	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(100)	(357)	(97)
Change in accounts payable and accrued expenses related to trade creditors	175	560	(152)
Change in other operating assets and liabilities	(352)	(497)	(912)
Net cash provided by (used in) operating activities	8,792	6,618	4,835
Financing Activities
Proceeds from borrowings	3,713	7,497	3,978
Retirements and repayments of debt	(1,401)	(2,039)	(2,706)
Repurchases of common stock	(3,102)	(2,347)	(2,313)
Issuances of common stock	412	410	93
Other	62	25	15
Net cash provided by (used in) financing activities	(316)	3,546	(933)
Investing Activities
Capital expenditures	(6,158)	(4,395)	(3,621)
Cash paid for intangible assets	(406)	(306)	(281)
Acquisitions, net of cash acquired	(1,319)	(5,110)	(199)
Proceeds from sales and restructuring of investments	1,158	2,720	861
Purchases of investments	(2,089)	(2,812)	(306)
Other	62	31	(202)
Net cash provided by (used in) investing activities	(8,752)	(9,872)	(3,748)
Increase (decrease) in cash and cash equivalents	(276)	292	154
Cash and cash equivalents, beginning of year	1,239	947	793
Cash and cash equivalents, end of year	$963	$1,239	$947

See notes to consolidated financial statements.

41	Comcast 2007 Annual Report on Form 10-K

Consolidated Statement of Stockholders’ Equity

	Common Stock Class									Accumulated Other Comprehensive Income (Loss)
	Shares			Amount					Treasury Stock at Cost
(in millions)	A	A Special	B	A	A Special	B	Additional Capital	Retained Earnings			Total
Balance, January 1, 2005	2,040	1,269	9	$24	$13	$—	$44,130	$4,891	$(7,517)	$(119)	$41,422
Stock compensation plans	3	3					120				120
Repurchase and retirement of common stock		(119)			(1)		(1,294)	(994)			(2,289)
Employee stock purchase plan	2						33				33
Other comprehensive income										5	5
Net income								928			928
Balance, December 31, 2005	2,045	1,153	9	24	12	—	42,989	4,825	(7,517)	(114)	40,219
Stock compensation plans	13	10					604	(33)			571
Repurchase and retirement of common stock		(113)			(1)		(1,235)	(1,111)			(2,347)
Employee stock purchase plan	2						43				43
Other comprehensive income										148	148
Net income								2,533			2,533
Balance, December 31, 2006	2,060	1,050	9	24	11	—	42,401	6,214	(7,517)	34	41,167
Cumulative effect related to the adoption of FIN 48 on January 1, 2007								60			60
Stock compensation plans	17	6					688	(28)			660
Repurchase and retirement of common stock	(25)	(108)			(1)		(1,459)	(1,642)			(3,102)
Employee stock purchase plan	2						58				58
Other comprehensive loss										(90)	(90)
Net income								2,587			2,587
Balance, December 31, 2007	2,054	948	9	$24	$10	$—	$41,688	$7,191	$(7,517)	$(56)	$41,340

Consolidated Statement of Comprehensive Income

(in millions)	2007	2006	2005
Net income	$2,587	$2,533	$928
Holding gains (losses) during the period, net of deferred taxes of $23, $69 and $11	(42)	128	20
Reclassification adjustments for losses (gains) included in net income, net of deferred taxes of $46, $6 and $2	(85)	11	(4)
Employee benefit obligations, net of deferred taxes of $16, $4 and $7	29	7	(12)
Cumulative translation adjustments	8	2	1
Comprehensive income	$2,497	$2,681	$933

See notes to consolidated financial statements.

Comcast 2007 Annual Report on Form 10-K	42

Notes to Consolidated Financial Statements

Note 1: Organization and Business

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. We classify our operations in two reportable segments: Cable and Programming.

Our Cable segment is primarily involved in the management and operation of cable systems in the United States. As of December 31, 2007, we served approximately 24.1 million video subscribers, 13.2 million high-speed Internet subscribers and 4.6 million phone subscribers. Our regional sports and news networks are also included in our Cable segment.

Our Programming segment operates our consolidated national programming networks, including E!, The Golf Channel, VERSUS, G4 and Style.

Our other businesses consist primarily of Comcast Spectacor and Comcast Interactive Media. Comcast Spectacor owns the Philadelphia Flyers, the Philadelphia 76ers and two large, multipurpose arenas in Philadelphia, and manages other facilities for sporting events, concerts and other events. Comcast Interactive Media develops and operates Comcast’s Internet businesses focused on entertainment, information and communication, including Comcast.net, Fancast, thePlatform and Fandango. We also own equity method investments in other programming networks.

Note 2: Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include (i) all of our accounts, (ii) all entities in which we have a controlling voting interest (“subsidiaries”) and (iii) variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). We have eliminated all significant intercompany accounts and transactions among consolidated entities.

Our Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, derivative financial instruments, asset impairment, nonmonetary transactions, certain acquisition-related liabilities, programming-related liabilities, pensions and other postretirement benefits, revenue recognition, depreciation and amortization, income taxes and legal contingencies.

Fair Values

We have determined the estimated fair value amounts presented in these consolidated financial statements using available market information and appropriate methodologies. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. The estimates presented in these consolidated financial statements are not necessarily indicative of the amounts that we could realize in a current market exchange. The use of different market assumptions and/or estimation methodologies may have a material effect on the estimated fair value amounts. We base these fair value estimates on pertinent information available to us as of the end of each reporting period or at the time such amounts are recorded.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair value. Our cash equivalents primarily consist of commercial paper, money market funds, U.S. government obligations and certificates of deposit with maturities of less than three months when purchased.

Investments

We classify unrestricted publicly traded investments as available-for-sale (“AFS”) or trading securities and record them at fair value. For AFS securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss), except when we consider declines in value to be other than temporary. These other than temporary declines are recognized as a component of investment income (loss), net. For trading securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of investment income (loss), net. We recognize realized gains and losses associated with our fair value method investments using the specific identification method. Purchases of, or proceeds from, the sale of trading securities are classified as cash flows from operating activities, while cash flows from all other investment securities are classified as cash flows from investing activities. Upon adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), the classification of purchases of, or proceeds from, the sale of trading securities will change to cash flows from investing activities based upon our intent with respect to these securities ( see Note 3).

43	Comcast 2007 Annual Report on Form 10-K

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies. Equity method investments are recorded at original cost and adjusted to recognize our proportionate share of the investee’s net income or losses after the date of investment, amortization of basis differences, additional contributions made and dividends received, and impairment charges resulting from adjustments to fair value. We generally record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains (losses) on the sale of equity method investments are recorded in other income (expense).

If a consolidated entity or equity method investee issues additional securities that change our proportionate share of the entity, we recognize the change as a gain or loss in our consolidated statement of operations. In cases where gain realization is not assured, we record the gain to additional capital.

Restricted, publicly traded investments and investments in privately held companies are stated at cost and adjusted for any known decrease in value ( see Note 6).

We review our non-trading investment portfolio each reporting period to determine whether a decline in the fair value is considered to be other than temporary. If an investment is deemed to have experienced an other than temporary decline below its cost basis, we reduce the carrying amount of the investment to its fair market value. We charge the impairment to earnings and establish a new cost basis for the investment.

Property and Equipment

Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense other repairs and maintenance charges as incurred. For assets that are sold or retired, we remove the applicable cost and accumulated depreciation and, unless the gain or loss on disposition is presented separately, we recognize it as a component of depreciation expense.

We capitalize the costs associated with the construction of our cable transmission and distribution facilities and new service installations. Costs include all direct labor and materials, as well as various indirect costs. We capitalize the installation charges only upon the initial deployment of our customer premise equipment, which includes converters and cable modems. All costs incurred in connection with subsequent disconnects and reconnects are expensed as they are incurred.

We record depreciation using the straight-line method over estimated useful lives. Our significant components of property and equipment are as follows:

December 31 (in millions)	Useful Life	2007	2006
Cable transmission and distribution facilities	5–12 years	$14,978	$13,020
Customer premise equipment	2–8 years	15,373	12,687
Scalable infrastructure	5–12 years	5,179	4,406
Support capital	4–12 years	5,521	4,677
Buildings and building improvements	5–40 years	1,667	1,366
Land	—	202	163
Other	3–16 years	512	435
Property and equipment, at cost		43,432	36,754
Less: accumulated depreciation		(19,808)	(15,506)
Property and equipment, net		$23,624	$21,248

We periodically evaluate the recoverability and estimated lives of our property and equipment in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets” (“SFAS No. 144”). Our evaluations occur whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed, and they include analyses based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of depreciation expense.

Intangible Assets

Franchise Rights

Our franchise rights consist of cable franchise rights and sports franchise rights. Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in business combinations. Sports franchise rights represent the value attributed to our professional sports teams. We do not amortize cable franchise rights

Comcast 2007 Annual Report on Form 10-K	44

or sports franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically for each franchise based on the factors included in SFAS No. 142, “Goodwill and Other Intangible Assets” (“SFAS No. 142”). Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are primarily amortized on a straight-line basis over the term of the franchise renewal period.

We evaluate the recoverability of our franchise rights annually, or more frequently whenever events or changes in circumstances indicate that the assets might be impaired. We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis. We also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions and profitability information in analyzing the fair values indicated under the discounted cash flow models. If the value of our cable franchise rights is less than the carrying amount, we recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We evaluate the unit of account used to test for impairment of our cable franchise rights periodically to ensure testing is performed at an appropriate level. Before 2007, we used our cable regions as the unit of account. Frequent reorganizations of our regions and further management centralization of our cable operations led us to conclude that our cable divisions are more reflective of how we manage and operate the assets and, therefore, are the appropriate unit of account. Consequently, effective April 1, 2007 (our annual impairment test date), we changed the unit of account to cable divisions from cable regions. We tested for impairment at the region level before combining our 29 regions into five divisions to confirm that no impairment existed before the change.

Goodwill

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, we do not amortize goodwill.

We evaluate the recoverability of our goodwill annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. We perform the impairment assessment of our goodwill one level below the business segment level, except for our Cable business. In our Cable business, since components one level below the segment level (cable divisions) are not separate reporting units and have similar economic characteristics, we aggregate the components into one reporting unit at the Cable segment level.

Other Intangibles

Other intangible assets consist primarily of franchise-related customer relationships acquired in business combinations, programming distribution rights, software, cable franchise renewal costs, and programming agreements and rights. We record these costs as assets and amortize them on a straight-line basis over the term of the related agreements or estimated useful life. See Note 7 for the ranges of useful lives of our intangible assets.

Programming Distribution Rights. Our Programming subsidiaries enter into multiyear license agreements with various multichannel video programming distributors (“MVPDs”) for distribution of their respective programming (“distribution rights”). We capitalize amounts paid to secure or extend these distribution rights and include them within other intangible assets. We amortize these distribution rights on a straight-line basis over the term of the related license agreements. We classify the amortization of these distribution rights as a reduction of revenue unless the Programming subsidiary receives, or will receive, an identifiable benefit from the distributor separate from the fee paid for the distribution right, in which case we recognize the fair value of the identified benefit as an operating expense in the period in which it is received.

Software. We capitalize direct development costs associated with internal-use software, including external direct costs of material and services, and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs within other intangible assets and amortize them on a straight-line basis over a period not to exceed five years, beginning when the asset is substantially ready for use. We expense maintenance and training costs, as well as costs incurred during the preliminary project stage, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

We periodically evaluate the recoverability and estimated lives of our intangible assets subject to amortization in accordance with SFAS No. 144. Our evaluations occur whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed, and they include analyses based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we recognize a loss for the difference between the fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of amortization expense.

45	Comcast 2007 Annual Report on Form 10-K

Asset Retirement Obligations

SFAS No. 143, “Accounting for Asset Retirement Obligations,” as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 47, “Accounting for Conditional Asset Retirement Obligations — an Interpretation of FASB Statement No. 143,” requires that a liability be recognized for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.

Certain of our franchise and lease agreements contain provisions requiring us to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. We expect to continually renew our franchise agreements and therefore cannot estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could terminate unexpectedly, which could result in us incurring significant expense in complying with the restoration or removal provisions. The disposal obligations related to our properties are not material to our consolidated financial statements. No such liabilities have been recorded in our consolidated financial statements.

Revenue Recognition

Cable revenues are primarily derived from subscriber fees received for our video, high-speed Internet and phone services (“cable services”) and from advertising. We recognize revenues from cable services as the service is provided. We manage credit risk by screening applicants through the use of credit bureau data. If a subscriber’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the subscriber’s cable service. Installation revenues obtained from the connection of subscribers to our cable systems are less than related direct selling costs. Therefore, such revenues are recognized as connections are completed. We recognize advertising revenue at estimated realizable values when the advertising is aired. Revenues earned from other sources are recognized when services are provided or events occur. Under the terms of our franchise agreements, we are generally required to pay an amount based on our gross video revenues to the local franchising authority. We normally pass these fees through to our cable subscribers and classify the fees as a component of revenues with the corresponding costs included in operating expenses. We present other taxes imposed on a revenue producing transaction as revenue if we are acting as a principal or as expense if we are acting as an agent.

Our Programming businesses recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time these agreements expire while programming continues to be provided to the operator based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the operator, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Programming businesses is recognized in the period in which commercials or programs are aired. In some instances, our Programming businesses guarantee viewer ratings either for the programming or for the commercials. Revenue is deferred to the extent of an estimated shortfall in the ratings. Such shortfalls are primarily settled by providing additional advertising time, at which point the revenue is recognized.

Cable Programming Expenses

Cable programming expenses are the fees we pay to programming networks to license the programming we package, offer and distribute to our cable subscribers. Programming is acquired for distribution to our cable subscribers, generally under multiyear distribution agreements, with rates typically based on the number of subscribers that receive the programming, channel positioning and penetration factors. From time to time these contracts expire and programming continues to be provided based on interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract terms, the amount of our programming expenses recorded during these interim arrangements is based on our estimates of the ultimate contractual terms expected to be negotiated.

Our cable subsidiaries have received or may receive incentives from programming networks for the licensing of their programming. We classify the deferred portion of these fees within liabilities and recognize the fees as a reduction of programming expenses (included in operating expenses) over the term of the contract.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment” (“SFAS No. 123R”), using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes: (i) compensation cost for all share-based payments granted before but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” (“SFAS No. 123”) and (ii) compensation cost for all share-based payments granted or modified subsequent to January 1, 2006, based on the estimated fair value at the date of grant or subsequent modification date in accordance with the provisions of SFAS No. 123R.

Comcast 2007 Annual Report on Form 10-K	46

SFAS No. 123R also required us to change the classification, in our consolidated statement of cash flows, of any income tax benefits realized upon the exercise of stock options or issuance of restricted share unit (“RSU”) awards in excess of that which is associated with the expense recognized for financial reporting purposes. These amounts are presented as a financing activity rather than as an operating activity in our consolidated statement of cash flows.

Before January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” (“APB No. 25”), as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. See Note 11 for further details regarding share-based compensation.

Postretirement and Postemployment Benefits

We charge to operations the estimated costs of retiree benefits and benefits for former or inactive employees, after employment but before retirement, during the years the employees provide services ( see Note 9).

Income Taxes

We recognize deferred tax assets and liabilities for temporary differences between the financial reporting basis and the tax basis of our assets and liabilities and the expected benefits of using net operating loss carryforwards. The impact of changes in tax rates and laws on deferred taxes, if any, applied during the years in which temporary differences are expected to be settled, is reflected in the consolidated financial statements in the period of enactment ( see Note 12).

We adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” on January 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. See Note 12 for the impact of the adoption of FIN 48.

We account for income tax uncertainties that arise in connection with business combinations and those that are associated with entities acquired in business combinations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”). Deferred tax assets and liabilities are recorded as of the date of a business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities.

Liabilities for contingencies associated with prior tax returns filed by the acquired entity are recorded based on our estimate of the ultimate settlement that will be accepted by the various taxing authorities. Estimated interest expense on these liabilities after the acquisition is reflected in our consolidated income tax provision. We adjust these deferred tax accounts and liabilities periodically to reflect revised estimated tax bases and any estimated settlements with the various taxing authorities. The effect of these adjustments is generally applied to goodwill except for post-acquisition interest expense, which is recognized as an adjustment of income tax expense. Upon adoption of SFAS No. 141R, “Business Combinations — a replacement of FASB Statement No. 141” (“SFAS No. 141R”) ( see Note 3), all tax benefits recognized that otherwise would have impacted goodwill will be recognized in the income statement.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

Derivative Financial Instruments

We use derivative financial instruments for a number of purposes. We manage our exposure to fluctuations in interest rates by using derivative financial instruments, which may include interest rate exchange agreements (“swaps”) and interest rate lock agreements (“rate locks”). We manage our exposure to fluctuations in the value of some of our investments by entering into equity collar agreements (“equity collars”) and equity put option agreements (“equity put options”). We are also a party to equity warrant agreements (“equity warrants”). We have issued indexed debt instruments (“ZONES”) and have entered into prepaid forward sale agreements (“prepaid forward sales”) whose values, in part, are derived from the market value of certain publicly traded common stock. We have also sold call options on some of our investments in equity securities. We use equity hedges to manage exposure to changes in equity prices associated with stock appreciation rights of acquired companies. These equity hedges are recorded at fair value based on market quotes.

For derivative instruments designated and effective as fair value hedges, such as fixed to variable swaps, changes in the fair value of the derivative instrument are substantially offset in the consolidated statement of operations by changes in the fair value of the hedged item. For derivative instruments designated as cash flow hedges, such as variable to fixed swaps and rate locks, the effective portion of any hedge is reported in other comprehensive income (loss) until it is recognized in earnings during the same period in which the hedged item affects earnings. The ineffective portion of all hedges is recognized each period in current earnings. Changes in the fair value of derivative instruments that are not designated as a hedge are recorded each period in current earnings.

47	Comcast 2007 Annual Report on Form 10-K

When a derivative instrument designated as a fair value hedge is terminated, sold, exercised or has expired, any gain or loss is deferred and recognized in earnings over the remaining life of the hedged item. When a hedged item is settled or sold, the adjustment in the carrying amount of the hedged item is recognized in earnings. When hedged variable-rate debt is settled, the previously deferred effective portion of the hedge is written off similar to debt extinguishment costs.

Equity warrants and equity collars are adjusted to estimated fair value on a current basis with the result included in investment income (loss), net in our consolidated statement of operations.

Derivative instruments embedded in other contracts, such as our ZONES and prepaid forward sales, are separated into their host and derivative financial instrument components. The derivative component is recorded at its estimated fair value in our consolidated balance sheet and changes in estimated fair value are recorded in investment income (loss), net in our consolidated statement of operations.

All derivative transactions must comply with our Board-authorized derivatives policy. We do not engage in any speculative derivative transactions and are not a party to leveraged derivative instruments ( see Note 8). We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

We periodically examine the instruments we use to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, reduce our risks relating to interest rates or equity prices and, through market value and sensitivity analysis, maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above criteria, variations in their fair value are reflected on a current basis in our consolidated statement of operations.

Note 3: Recent Accounting Pronouncements

SFAS No. 141R

In November 2007, the FASB issued SFAS No. 141R, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under

EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions were generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to these uncertain tax positions that otherwise would have impacted goodwill will be recognized in the income statement. The guidance in SFAS No. 141R will be applied prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning after December 15, 2008.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial assets and liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and liabilities in fiscal years beginning after March 15, 2008. We do not expect the adoption of SFAS No. 157 to have a material impact on our consolidated financial statements.

SFAS No. 159

In February 2007, FASB issued SFAS No. 159, which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends FASB Statement No. 95, “Statement of Cash Flows” (“SFAS No. 95”) and FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. This statement is effective for us beginning January 1, 2008. Upon adoption, we will reclassify proceeds from sales of trading securities within our statement of cash flows as an investing activity. We do not expect any of the other provisions of SFAS No. 159 to have a material impact on our consolidated financial statements.

SFAS No. 160

In November 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for: (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s

Comcast 2007 Annual Report on Form 10-K	48

ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that the adoption of SFAS No. 160 will have on our consolidated financial statements.

EITF Issue No. 06-10

In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or APB No. 12, “Omnibus Opinion.” We expect to record a liability of approximately $130 million related to the adoption of EITF 06-10 as of January 1, 2008, by an adjustment to retained earnings.

Note 4: Earnings Per Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income from continuing operations by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and RSUs. Diluted earnings per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock and our Class A Special common stock ( see Note 11).

Diluted EPS for 2007, 2006 and 2005 excludes approximately 61 million, 116 million and 126 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect.

The following table reconciles the numerator and denominator of the computations of Diluted EPS from continuing operations for the years presented:

	2007			2006			2005
Year ended December 31 (in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$2,587	3,098	$0.84	$2,235	3,160	$0.71	$828	3,295	$0.25
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		31			20			17
Diluted EPS	$2,587	3,129	$0.83	$2,235	3,180	$0.70	$828	3,312	$0.25

49	Comcast 2007 Annual Report on Form 10-K

Note 5: Acquisitions and Other Significant Events

The Houston Transaction

In July 2006, we initiated the dissolution of Texas and Kansas City Cable Partners (“Houston transaction”), our 50%-50% cable system partnership with Time Warner Cable. On January 1, 2007, the distribution of assets by Texas and Kansas City Cable Partners was completed and we received the cable system serving Houston, Texas (“Houston Asset Pool”) and Time Warner Cable received the cable systems serving Kansas City, south and west Texas, and New Mexico (“Kansas City Asset Pool”). We accounted for the distribution of assets by Texas and Kansas City Cable Partners as a sale of our 50% interest in the Kansas City Asset Pool in exchange for acquiring an additional 50% interest in the Houston Asset Pool. This transaction resulted in an increase of approximately 700,000 video subscribers. The estimated fair value of the 50% interest of the Houston Asset Pool we received was approximately $1.1 billion and resulted in a pretax gain of approximately $500 million, which is included in other income (expense). We recorded our 50% interest in the Houston Asset Pool as a step acquisition in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The exchange of our 50% interest in the Kansas City Asset Pool for Time Warner Cable’s 50% interest in the Houston Asset Pool is considered a noncash investing activity.

The Adelphia and Time Warner Transactions

In April 2005, we entered into an agreement with Adelphia Communications (“Adelphia”) in which we agreed to acquire certain assets and assume certain liabilities of Adelphia (the “Adelphia acquisition”). At the same time, we and Time Warner Cable Inc. and certain of its affiliates (“TWC”) entered into several agreements in which we agreed to (i) have our interest in Time Warner Entertainment Company, L.P. (“TWE”) redeemed, (ii) have our interest in TWC redeemed (together with the TWE redemption, the “Redemptions”) and (iii) exchange certain cable systems acquired from Adelphia and certain Comcast cable systems with TWC (the “Exchanges”). On July 31, 2006, these transactions were completed. We collectively refer to the Adelphia acquisition, the Redemptions and the Exchanges as the “Adelphia and Time Warner transactions.” Also in April 2005, Adelphia and TWC entered into an agreement for the acquisition of substantially all of the remaining cable system assets and the assumption of certain of the liabilities of Adelphia.

The Adelphia and Time Warner transactions, which are described in more detail below, resulted in a net increase of 1.7 million video subscribers, a net cash payment by us of approximately $1.5 billion and the disposition of our ownership interests in TWE and TWC and the assets of two cable system partnerships.

The Adelphia and Time Warner transactions added cable systems in 16 states (California, Colorado, Connecticut, Florida, Georgia, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Oregon, Pennsylvania, Tennessee, Vermont, Virginia and West Virginia). We expect that the larger systems will result in economies of scale.

The Adelphia Acquisition

We paid approximately $3.6 billion in cash for the acquisition of Adelphia’s interest in two cable system partnerships and certain Adelphia cable systems and to satisfy certain related liabilities. Approximately $2.3 billion of the amount paid was related to the acquisition of Adelphia’s interest in Century-TCI California Communications, L.P. (“Century”) and Parnassos Communications, L.P. (“Parnassos” and together with Century, the “Partnerships”). We held a 25% interest in Century and a 33.33% interest in Parnassos. Our prior interests in the Partnerships were accounted for as cost method investments. After acquiring Adelphia’s interests in the Partnerships, we transferred the cable systems held by the Partnerships to TWC in the Exchanges, as discussed further below.

In addition to acquiring Adelphia’s interest in Century and Parnassos, we acquired cable systems from Adelphia for approximately $600 million in cash that we continue to own and operate.

The Redemptions

Our 4.7% interest in TWE was redeemed in exchange for 100% of the equity interests in a subsidiary of TWE holding cable systems with a fair value of approximately $600 million and approximately $147 million in cash. Our 17.9% interest in TWC was redeemed in exchange for 100% of the capital stock of a subsidiary of TWC holding cable systems with a fair value of approximately $2.7 billion and approximately $1.9 billion in cash. Our ownership interests in TWE and TWC were accounted for as cost method investments.

We recognized a gain of approximately $535 million, in the aggregate, on the Redemptions, which is included in investment income (loss), net.

The Exchanges

The estimated fair value of the cable systems we transferred to and received from TWC was approximately $8.6 billion and $8.5 billion, respectively. TWC made net cash payments aggregating approximately $67 million to us for certain preliminary adjustments related to the Exchanges.

The cable systems we transferred to TWC included our previously owned cable systems located in Los Angeles, Cleveland and Dallas (“Comcast Exchange Systems”) and the cable systems held by Century and Parnassos. The operating results of the Comcast Exchange Systems are reported as discontinued operations for all periods and are presented in accordance with SFAS No. 144 (see “Discontinued Operations” below).

Comcast 2007 Annual Report on Form 10-K	50

As a result of the Exchanges, we recognized a gain on the sale of discontinued operations of $195 million, net of tax of $541 million and a gain on the sale of the Century and Parnassos cable systems of approximately $111 million that is included within investment income (loss), net.

The cable systems that TWC transferred to us in the Exchanges included cable systems that TWC acquired from Adelphia in its asset purchase from Adelphia and TWC’s Philadelphia cable system.

Purchase Price Allocation

The cable systems acquired in the Houston transaction and in the Adelphia and Time Warner transactions were accounted for in accordance with SFAS No. 141. The results of operations for the cable systems acquired in these transactions are reported in our Cable segment, effective August 1, 2006 for the Houston transaction and effective July 31, 2006 for the Adelphia and Time Warner transactions. The results of operations for the cable systems acquired have been included in our consolidated financial statements since January 1, 2007 for the Houston transaction (the date of the distribution of assets) and since July 31, 2006 for the Adelphia and Time Warner transactions (the acquisition date). For both the Houston transaction and the Adelphia and Time Warner transactions, the weighted-average amortization period of the franchise-related customer relationship intangible assets acquired was seven years. As a result of the Houston transaction, we reversed deferred tax liabilities of approximately $200 million, primarily related to the excess of tax basis of the assets acquired over the tax basis of the assets exchanged, and reduced the amount of goodwill that would have otherwise been recorded in the acquisition. As a result of the redemption of our investment in TWC and the exchange of the cable systems held by Century and Parnassos in 2006, we reversed deferred tax liabilities of approximately $760 million, primarily related to the excess of tax basis of the assets acquired over the tax basis of the assets exchanged, and reduced the amount of goodwill and other noncurrent assets that would have otherwise been recorded in the acquisition. Substantially all of the goodwill recorded is expected to be amortizable for tax purposes.

The table below presents the purchase price allocation to assets acquired and liabilities assumed as a result of the Houston transaction and the Adelphia and Time Warner transactions, exclusive of the cable systems held by Century and Parnassos and transferred to TWC:

(in millions)	Houston	Adelphia and Time Warner
Property and equipment	$870	$2,640
Franchise-related customer relationships	266	1,627
Cable franchise rights	1,954	6,730
Goodwill	426	420
Other assets	267	111
Total liabilities	(73)	(351)
Net assets acquired	$3,710	$11,177

Discontinued Operations

As discussed above, the operating results of the Comcast Exchange Systems transferred to TWC are reported as discontinued operations for all periods and are presented in accordance with SFAS No. 144. The table below presents the operating results of the Comcast Exchange Systems through the closing date of the Exchanges (July 31, 2006):

Year ended December 31 (in millions)	2006	2005
Revenues	$734	$1,180
Income before income taxes	$121	$159
Income tax expense	$(18)	$(59)
Net income	$103	$100

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the Houston transaction occurred on January 1, 2006 and the Adelphia and Time Warner transactions occurred on January 1, 2005. This information is based on historical results of operations, adjusted for purchase price allocations, and is not necessarily indicative of what the results would have been had we operated the entities since the dates indicated.

Year ended December 31 (in millions, except per share data)	2006	2005
Revenues	$27,526	$23,672
Income from continuing operations	$2,225	$770
Income from discontinued operations, net of tax	$103	$100
Gain on discontinued operations, net of tax	$195	$—
Net Income	$2,523	$870

Basic earnings per common share	$0.80	$0.26
Diluted earnings per common share	$0.79	$0.26

51	Comcast 2007 Annual Report on Form 10-K

Other 2007 Acquisitions

In August 2007, we acquired the cable system of Patriot Media serving approximately 81,000 video subscribers in central New Jersey. In June 2007, we acquired Rainbow Media Holdings’ 60% interest in Bay Area SportsNet and its 50% interest in Sports Channel New England, expanding our regional sports networks. The completion of this transaction resulted in our 100% ownership in Sports Channel New England and 60% ownership in Bay Area SportsNet. The results of operations of Patriot Media, Bay Area SportsNet and Sports Channel New England have been included in our consolidated financial statements since their acquisition dates and are reported in our Cable segment. In April 2007, we acquired Fandango, an online entertainment site and movie-ticket service. The results of operations of Fandango have been included in our consolidated financial statements since the acquisition date and are reported in Corporate and Other. None of these acquisitions were material to our consolidated financial statements for the year ended December 31, 2007.

Other 2006 Acquisitions

E! Entertainment Television

In November 2006, we acquired the 39.5% of E! Entertainment Television (which operates the E! and Style programming networks) that we did not already own for approximately $1.2 billion. We have historically consolidated the results of operations of E! Entertainment Television. We allocated the purchase price to property and equipment, intangibles and goodwill.

Susquehanna

In April 2006, we acquired the cable systems of Susquehanna Cable Co. and its subsidiaries (“Susquehanna”) for a total purchase price of approximately $775 million. These cable systems are located primarily in Pennsylvania, New York, Maine and Mississippi. Before the acquisition, we held an approximate 30% equity ownership interest in Susquehanna that we accounted for as an equity method investment. On May 1, 2006, Susquehanna Cable Co. redeemed the approximate 70% equity ownership interest in Susquehanna held by Susquehanna Media Co., which resulted in Susquehanna becoming 100% owned by us. The results of operations of these cable systems have been included in our consolidated financial statements since the acquisition date and are reported in our Cable segment. We allocated the purchase price to property and equipment, franchise-related customer relationship intangibles, nonamortizing cable franchise rights and goodwill. The acquisition of these cable systems was not material to our consolidated financial statements for 2006.

2005 Acquisitions

Motorola

In March 2005, we entered into two joint ventures with Motorola under which we are developing and licensing next-generation programming access security (known as conditional access) technology for cable systems and related products. In addition to funding approximately 50% of the annual cost requirements, we paid $20 million to Motorola and have committed to pay up to $80 million to Motorola based on the achievement of certain milestones. Motorola contributed licenses to conditional access and related technology to the ventures. These two ventures are both considered VIEs, and we have consolidated both of these ventures as we are considered the primary beneficiary. Accordingly, we recorded approximately $190 million in intangible assets, of which we recorded a charge of approximately $20 million related to in-process research and development in 2005 that has been included in amortization expense.

Note 6: Investments

The components of our investments are presented in the table below:

December 31 (in millions)	2007	2006
Fair value method
Cablevision Systems Corporation	$126	$146
Discovery Holding Company	251	161
Embarq Corporation	5	69
Liberty Capital	582	490
Liberty Global	582	439
Liberty Interactive	477	539
Sprint Nextel	26	493
Time Warner Inc.	—	1,052
Vodafone	—	61
Tax exempt municipal securities	621	—
Other	31	63
	2,701	3,513
Equity method
Insight Midwest	1,877	560
SpectrumCo, LLC	1,352	1,291
Texas and Kansas City Cable Partners	—	2,968
Other	453	575
	3,682	5,394
Cost method, primarily AirTouch	1,678	1,675
Total investments	8,061	10,582
Less current investments	98	1,735
Noncurrent investments	$7,963	$8,847

Comcast 2007 Annual Report on Form 10-K	52

Fair Value Method

We hold unrestricted equity investments in publicly traded companies that we account for as AFS or trading securities. As of December 31, 2007, $2.049 billion of our fair value method securities support our obligations under our prepaid forward contracts that terminate between 2011 and 2015. The net unrealized gains on investments accounted for as AFS securities as of December 31, 2007 and 2006 were $42 million and $254 million, respectively. The amounts were reported primarily as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $15 million in 2007 and $89 million in 2006.

The cost, fair value and unrealized gains and losses related to our AFS securities are presented in the table below. The decreases in 2007 from 2006 are primarily the result of the sale of all the remaining shares in Time Warner Inc. held by us during 2007.

Year ended December 31 (in millions)	2007	2006
Cost	$685	$936
Unrealized gains	44	254
Unrealized losses	(2)	—
Fair value	$727	$1,190

Proceeds from the sales of AFS securities for the years ended December 31, 2007, 2006 and 2005 were $1.033 billion, $209 million and $490 million, respectively. Gross realized gains on these sales for the years ended December 31, 2007, 2006 and 2005 were $145 million, $59 million and $18 million, respectively. Sales of AFS securities for the years ended December 31, 2007, 2006 and 2005 consisted primarily of sales of Time Warner Inc. common stock.

Equity Method

Our recorded investments as of December 31, 2007 and 2006 exceed our proportionate interests in the book value of the investees’ net assets by $354 million and $984 million, respectively. The differences in value are primarily related to our investments in Insight Midwest, L.P. (“Insight Midwest”) for 2007 and 2006 and Texas and Kansas City Cable Partners in 2006. A portion of the basis difference has been attributed to franchise-related customer relationships of some of the investees. This difference was amortized to equity in net (loss) income of affiliates over a period of four years and was completed in 2006.

SpectrumCo, LLC

SpectrumCo, LLC (“SpectrumCo”), a consortium of investors including us, was the successful bidder for 137 wireless spectrum licenses for approximately $2.4 billion in the Federal Communications Commission’s advanced wireless spectrum auction that concluded in September 2006. Our portion of the total cost to purchase the licenses was approximately $1.3 billion. Based on its currently planned activities, we have determined that SpectrumCo is not a VIE. We account for this joint venture as an equity method investment based on its governance structure, notwithstanding our 57% majority interest.

Insight Midwest Partnership

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, a 50%-50% cable system partnership with Insight. On December 31, 2007, we contributed approximately $1.3 billion to Insight Midwest for our share of the partnership’s debt. On January 1, 2008, the distribution of assets of Insight Midwest without assumption of any of Insight’s debt was completed and we received cable systems serving approximately 696,000 video subscribers in Illinois and Indiana (“Comcast Asset Pool”). Insight received cable systems serving approximately 652,000 video subscribers, together with approximately $1.24 billion of debt allocated to those cable systems (“Insight Asset Pool”). We accounted for our interest in Insight Midwest as an equity method investment until the Comcast Asset Pool was distributed to us on January 1, 2008. We expect to record a gain on this transaction.

Texas and Kansas City Cable Partners

In July 2006, we initiated the dissolution of Texas and Kansas City Cable Partners, our 50%-50% cable system partnership with TWC. On January 1, 2007, the distribution of assets by Texas and Kansas City Cable Partners was completed. We received the cable system in the Houston Asset Pool, and TWC received the cable systems in the Kansas City Asset Pool. Prior to the distribution, we accounted for our investment in Texas and Kansas City Cable Partners under the equity method.

53	Comcast 2007 Annual Report on Form 10-K

The table below presents a summary of the financial information as reported by Texas and Kansas City Cable Partners:

Year ended December 31 (in millions)	2006	2005
Operating Results:
Total revenue	$1,705	$1,470
Operating income	402	198
Net Income	84	81

December 31 (in millions)	2006
Balance Sheet:
Current assets	$178
Noncurrent assets	2,725
Total assets	$2,903
Current liabilities	$155
Noncurrent liabilities	2,089
Total liabilities	$2,244
Total equity	$659
Total liabilities and equity	$2,903

Cost Method

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone. As of December 31, 2007 and 2006, the AirTouch preferred stock was recorded at $1.465 billion and $1.451 billion, respectively. The dividend and redemption activity of the AirTouch preferred stock is tied to the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.750 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.650 billion. As of December 31, 2007 and 2006, the two redeemable series of subsidiary preferred shares were recorded at $1.465 billion and $1.451 billion, respectively, and those amounts are included in other noncurrent liabilities. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2007 and 2006, and those amounts are included in minority interest.

Investment Income (Loss), Net

Investment income (loss), net includes the following:

Year ended December 31 (in millions)	2007	2006	2005
Interest and dividend income	$167	$178	$112
Gains on sales and exchanges of investments, net	151	733	17
Investment impairment losses	(4)	(4)	(3)
Unrealized gains (losses) on trading securities and hedged items	315	339	(259)
Mark to market adjustments on derivatives related to trading securities and hedged items	(188)	(238)	206
Mark to market adjustments on derivatives	160	(18)	16
Investment income (loss), net	$601	$990	$89

In connection with the Adelphia and Time Warner transactions in 2006, we recognized total gains of approximately $646 million on the Redemptions and the exchange of cable systems held by Century and Parnassos ( see Note 5). These gains are included within the “Gains on sales and exchanges of investments, net” caption in the table above.

Comcast 2007 Annual Report on Form 10-K	54

Note 7: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment ( see Note 15) are presented in the table below:

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2005	$12,273	$966	$259	$13,498
Acquisitions	432	468	58	958
Settlements and adjustments	(695)	7	—	(688)
Balance, December 31, 2006	$12,010	$1,441	$317	$13,768
Acquisitions	660	—	146	806
Settlements and adjustments	172	41	(82)	131
Balance, December 31, 2007	$12,842	$1,482	$381	$14,705

Acquisitions in 2007 are primarily related to the Houston transaction, the acquisition of the cable system of Patriot Media and various smaller acquisitions. Acquisitions in 2006 are primarily related to the Adelphia and Time Warner transactions, the Susquehanna acquisition and the acquisition of our additional interest in E! Entertainment Television. Settlements and adjustments are primarily related to valuation refinements related to the Adelphia and Time Warner transactions, the adoption of FIN 48 and, in 2006, the settlement of certain pre-acquisition tax liabilities.

The gross carrying amount and accumulated amortization of our intangible assets subject to amortization are as follows:

		2007		2006
December 31 (in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4–12 years	$5,466	$(3,694)	$4,954	$(3,188)
Cable and satellite television distribution rights	5–11 years	1,482	(702)	1,267	(533)
Cable franchise renewal costs and contractual operating rights	10 years	1,045	(377)	982	(283)
Computer software	3–5 years	1,445	(798)	1,104	(515)
Patents and other technology rights	3–12 years	225	(90)	214	(62)
Programming agreements and rights	1–4 years	1,199	(1,017)	1,026	(782)
Other agreements and rights	2–22 years	854	(299)	877	(180)
Total		$11,716	$(6,977)	$10,424	$(5,543)

Estimated amortization expense for each of the next five years is as follows:

(in millions)	Estimated Amortization
2008	$1,292
2009	$1,190
2010	$932
2011	$628
2012	$503

55	Comcast 2007 Annual Report on Form 10-K

Note 8: Long-Term Debt

December 31 (in millions)	Weighted Average Interest Rate as of December 31, 2007		2007	2006
Commercial paper	5.67%		$300	$199
Senior notes, due 2007–2012	6.52%		6,895	7,495
Senior notes, due 2013–2017	6.89%		11,429	10,400
Senior notes, due 2018–2097	7.00%		11,435	9,047
Senior subordinated notes, due 2012	10.63%		202	202
ZONES due 2029	2.00%		706	747
Other, including capital lease obligations	—		356	885
Total debt	7.05	%(a)	$31,323	$28,975
Less: current portion			1,495	983
Long-term debt			$29,828	$27,992

(a)	Includes the effects of our derivative financial instruments.

As of December 31, 2007, the maturities of our outstanding long-term debt were as follows:

(in millions)
2008	$1,495
2009	$2,280
2010	$1,473
2011	$1,772
2012	$872
Thereafter	$23,431

Debt Borrowings

During 2007, we issued approximately $3.7 billion aggregate principal amount of debt consisting of the following:

(in millions)
6.95% notes due 2037	$2,000
6.30% notes due 2017	1,000
6.625% notes due 2056	575
Other, net	138
$3,713

We used the net proceeds of these offerings for the repayment of certain debt obligations, the funding of acquisitions, working capital and general corporate purposes, including the repayment of commercial paper obligations.

Debt Redemptions and Repayments

During 2007, we redeemed or repaid approximately $1.4 billion aggregate principal amount of our debt consisting of the following:

(in millions)
8.375% notes due 2007	$600
9.65% debt supporting trust preferred securities due 2027	268
8.15% notes due 2032	186
Term loan due 2008	185
Other, net	162
$1,401

Commercial Paper

Our commercial paper program provides a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. Amounts outstanding under the program are classified as long term in our consolidated balance sheet because we have both the ability and the intent to refinance these obligations, if necessary, on a long-term basis with amounts available under our revolving bank credit facility.

Revolving Bank Credit Facility

As of December 31, 2007, we had a $5.0 billion revolving bank credit facility due October 2010 (the “credit facility”) with a syndicate of banks. In January 2008, we entered into an amended and restated revolving bank credit facility which may be used for general corporate purposes. This amendment increased the size of our existing revolving bank credit facility from $5.0 billion to $7.0 billion and extended the maturity of the loan commitment from October 2010 to January 2013. For both our existing and our amended and restated revolving bank credit facility, the base rate, chosen at our option, is either the London Interbank Offered Rate (“LIBOR”) or the greater of the prime rate or the Federal Funds rate plus 0.5%. The borrowing margin is based on our senior unsecured debt ratings. As of December 31, 2007, the interest rate for borrowings under the credit facility was LIBOR plus 0.35% based on our credit ratings.

Lines and Letters of Credit

As of December 31, 2007, we and certain of our subsidiaries had unused lines of credit totaling $4.370 billion under various credit facilities and unused irrevocable standby letters of credit totaling $368 million to cover potential fundings under various agreements.

Comcast 2007 Annual Report on Form 10-K	56

ZONES

At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the “ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the outstanding ZONES of $1.807 billion or the market value of approximately 24.1 million shares of Sprint Nextel common stock and approximately 1.2 million shares of Embarq common stock. Before maturity, each of the ZONES is exchangeable at the holder’s option for an amount of cash equal to 95% of the aggregate market value of one share of Sprint Nextel common stock and 0.05 shares of Embarq common stock.

We separate the accounting for the ZONES into derivative and debt components. The following table presents the change in the fair value of the derivative component ( see Note 6) and the change in the carrying value of the debt component:

Year ended December 31, 2007 (in millions)	Debt Component	Derivative Component	Total
Balance at beginning of year	$596	$151	$747
Change in debt component to interest expense	29	—	29
Change in derivative component to investment income (loss), net	—	(70)	(70)
Balance at end of year	$625	$81	$706

Interest Rate Risk Management

We are exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, our policy is to maintain a mix of fixed-rate and variable-rate debt and to enter into various interest rate derivative transactions.

Using swaps, we agree to exchange, at specified dates, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The following table summarizes the terms of our existing swaps:

(in millions)	Notional Amount	Maturities	Average Pay Rate	Average Receive Rate	Estimated Fair Value
As of December 31, 2007
Fixed to Variable Swaps	$3,200	2008–2014	6.8%	5.9%	$17
As of December 31, 2006
Fixed to Variable Swaps	$3,200	2008–2014	7.2%	5.9%	$(103)

The notional amounts of the interest rate instruments presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value approximates the proceeds or payments required to settle the outstanding contracts.

57	Comcast 2007 Annual Report on Form 10-K

We sometimes enter into rate locks to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed-rate debt may be adversely affected by interest-rate fluctuations. Upon the issuance or assumption of fixed-rate debt, the value of the rate locks is recognized as an adjustment to interest expense, similar to a deferred financing cost, over the same period in which the related interest costs on the debt are recognized in earnings (currently approximately 10 years remaining, unless the debt is retired earlier).

In 2007 and 2006, the effect of our interest rate derivative financial instruments was an increase to our interest expense of approximately $43 million and $39 million, respectively. In 2005, the effect was a decrease to our interest expense of approximately $16 million.

Estimated Fair Value

As of December 31, 2007 and 2006, our debt had estimated fair values of $32.565 billion and $28.923 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. Interest rates that are currently available to us for issuance of debt with similar terms and remaining maturities are used to estimate fair value for debt issues for which quoted market prices are not available.

Debt Covenants

Some of our loan agreements require that we maintain financial ratios based on debt and operating income before depreciation and amortization, as defined in the agreements. We were in compliance with all financial covenants for all periods presented.

Guarantee Structures

See Note 17 for a discussion of our subsidiary guarantee structures.

Note 9: Pension, Postretirement and Other Employee Benefit Plans

Pension Benefits

We sponsor two pension plans that together provide benefits to substantially all former employees of a previously acquired company. Future benefits for both plans have been frozen. Total pension expense recognized for the years ended December 31, 2007, 2006 and 2005 was $4 million, $8 million and $8 million, respectively.

Postretirement Benefits

Our postretirement medical benefits cover substantially all of our employees who meet certain age and service requirements. The majority of eligible employees participate in the Comcast Postretirement Healthcare Stipend Program (the “Stipend Plan”), and a small number of eligible employees participate in legacy plans of acquired companies. The Stipend Plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Based on the benefit design of the Stipend Plan, we are not exposed to the cost of increasing healthcare, since the amounts under the Stipend Plan are fixed at a predetermined amount. Postretirement expense recognized for the years ended December 31, 2007, 2006 and 2005 was $34 million, $29 million and $25 million, respectively.

The following table provides condensed information relating to our pension benefits and postretirement benefits for the periods presented:

	2007		2006
Year ended December 31 (in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Benefit obligation	$179	$280	$184	$280
Fair value of plan assets	$157	$—	$122	$—
Plan funded status and recorded benefit obligation	$(22)	$(280)	$(62)	$(280)
Portion of benefit obligation not yet recognized as a component of net periodic benefit cost	$1	$(39)	$12	$(4)
Discount rate	6.25%	6.65%	5.75%	6.00%
Expected return on plan assets	8.00%	N/A	7.00%	N/A

Comcast 2007 Annual Report on Form 10-K	58

We sponsor various retirement investment plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. We match a percentage of the employees’ contributions up to certain limits. For the years ended December 31, 2007, 2006 and 2005, expenses related to these plans amounted to $150 million, $125 million and $115 million, respectively.

We also maintain unfunded, nonqualified deferred compensation plans, which were created for key executives, other members of management and nonemployee directors (each a “Participant”). The amount of compensation deferred by each Participant is based on Participant elections. Account balances of Participants are credited with income generally based on a fixed annual rate of interest. Participants will be eligible to receive distributions of the amounts credited to their account balance based on elected deferral periods that are consistent with the plans and applicable tax law. Interest expense recognized under the plans totaled $65 million, $50 million and $40 million for the years ended December 31, 2007, 2006 and 2005, respectively. The unfunded obligation of the plans total $672 million and $554 million as of December 31, 2007 and 2006, respectively. We have purchased life insurance policies to fund a portion of this unfunded obligation. As of December 31, 2007 and 2006, the cash surrender value of these policies, which are included in other noncurrent assets, was approximately $112 million and $40 million, respectively.

Other

For select key employees, we also maintain collateral assignment split-dollar life insurance agreements for which we have a contractual obligation to bear certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employee extends beyond retirement. We expect to record a liability of approximately $130 million related to the adoption of EITF 06-10 as of January 1, 2008, by an adjustment to retained earnings.

Note 10: Stockholders’ Equity

Common Stock

Our Class A Special common stock is generally nonvoting. Holders of our Class A common stock in the aggregate hold 66 2/3% of the aggregate voting power of our common stock. The number of votes that each share of our Class A common stock has at any time depends on the number of shares of Class A common stock and Class B common stock then outstanding. Each share of our Class B common stock is entitled to 15 votes, and all shares of our Class B common stock in the aggregate have 33 1/3% of the voting power of all of our common stock. The 33 1/3% aggregate voting power of our Class B common stock will not be diluted by additional issuances of any other class of our common stock. Our Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

Stock Split

On January 31, 2007, our Board of Directors approved a three-for-two stock split in the form of a 50% stock dividend (the “Stock Split”) which was paid on February 21, 2007 to shareholders of record on February 14, 2007. The stock dividend was in the form of an additional 0.5 share for every share held and was payable in shares of Class A common stock on the existing Class A common stock and payable in shares of Class A Special common stock on the existing Class A Special common stock and Class B common stock with cash being paid in lieu of fractional shares. The number of shares outstanding and related prices, per share amounts, share conversions and share-based data have been adjusted to reflect the Stock Split for all periods presented.

Board-Authorized Share Repurchase Program

During 2007, 2006 and 2005, we repurchased under our Board-authorized share repurchase program approximately 133 million, 113 million and 119 million shares, respectively, of our Class A and Class A Special common stock for aggregate consideration of $3.102 billion, $2.347 billion and $2.290 billion, respectively.

In October 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program. As of December 31, 2007, we had approximately $6.9 billion of availability remaining under the share repurchase authorization, which we intend to fully utilize by the end of 2009, subject to market conditions.

Accumulated Other Comprehensive Income (Loss)

The table below presents our accumulated other comprehensive income (loss), net of taxes for the years ended December 31, 2007 and 2006:

(in millions)	2007	2006
Unrealized gains (losses) on marketable securities	$27	$165
Unrealized gains (losses) on cash flow hedges	(110)	(121)
Unrealized gains (losses) on employee benefit obligations	24	(5)
Cumulative translation adjustments	3	(5)
Accumulated other comprehensive income (loss)	$(56)	$34

59	Comcast 2007 Annual Report on Form 10-K

Note 11: Share-Based Compensation

Our Board of Directors may grant share-based awards, in the form of stock options and RSUs, to certain employees and directors. Employees are also offered the opportunity to purchase shares of Comcast stock at a discount through payroll deductions as part of our Employee Stock Purchase Plan.

Compensation expense recognized related to stock option awards, RSU awards and employee participation in the Employee Stock Purchase Plan are summarized in the table below:

Year ended December 31 (in millions)	2007	2006	2005(a)
Stock options	$74	$120	$10
Restricted share units	79	62	57
Employee stock purchase plan	11	8	—
Total share-based compensation expense	$164	$190	$67
Tax benefit	$56	$66	$25

(a)	Amounts reflect expense prior to the adoption of SFAS No. 123R.

As of December 31, 2007, there was unrecognized pretax compensation expense of $259 million and $251 million related to nonvested stock options and nonvested RSUs that will be recognized over a weighted average period of approximately two and one half years. The amount of share-based compensation capitalized or related to discontinued operations was not material to our consolidated financial statements.

Any tax benefits realized upon the exercise of stock options or the issuance of RSU awards in excess of that which is associated with the expense recognized for financial reporting purposes are presented as a financing activity rather than as an operating activity in our consolidated statement of cash flows. The excess cash tax benefit classified as a financing cash inflow for each of the years ended December 31, 2007 and 2006 was $33 million.

In connection with the Stock Split, all outstanding share-based awards were modified as required under the terms of our equity plans. This modification did not change the fair value of outstanding awards. Before this modification, compensation costs related to awards granted before the adoption of SFAS No. 123R were recognized under an accelerated recognition method. As a result of the Stock Split modification, the remaining unrecognized compensation costs related to all awards are recognized on a straight-line basis over the remaining requisite service period. The impact of this change was not material to our consolidated financial statements.

Before January 1, 2006, we accounted for our share-based compensation plans in accordance with the provisions of APB No. 25, as permitted by SFAS No. 123, and accordingly did not recognize compensation expense for stock options with an exercise price equal to or greater than the market price of the underlying stock at the date of grant. Had the fair-value-based method as prescribed by SFAS No. 123 been applied, additional pretax compensation expense of $166 million would have been recognized for the year ended December 31, 2005. The pretax compensation expense includes the expense related to discontinued operations, which for the year ended December 31, 2005 was $4 million. Had the fair-value-based method as prescribed by SFAS No. 123 been applied, the effect on net income and earnings per share would have been as follows:

(in millions, except per share data)	2005
Net income, as reported	$928
Add: Share-based compensation expense included in net income, as reported above, net of related tax effects	42
Less: Share-based compensation expense determined under fair-value-based method for all awards, net of related tax effects	(150)
Pro forma, net income	$820
Basic earnings per common share:
As reported	$0.28
Pro forma	$0.25
Diluted earnings per common share:
As reported	$0.28
Pro forma	$0.25

Comcast 2007 Annual Report on Form 10-K	60

Option Plans

We maintain stock option plans for certain employees under which fixed-price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant. Under our stock option plans, approximately 211 million shares of our Class A and Class A Special common stock are reserved for issuance upon the exercise of options, including those outstanding as of December 31, 2007. Option terms are generally 10 years, with options generally becoming exercisable between two and nine and one half years from the date of grant.

The fair value of each stock option is estimated on the date of grant using the Black-Scholes option pricing model that uses the assumptions summarized in the following table. Expected volatility is based on a blend of implied and historical volatility of our Class A common stock. We use historical data on exercises of stock options and other factors to estimate the expected term of the options granted. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant.

The following table summarizes the weighted-average fair values at the date of grant of a Class A common stock option granted under our stock option plans and the related weighted-average valuation assumptions:

	2007	2006	2005
Fair value	$9.61	$7.30	$8.67
Dividend yield	0%	0%	0%
Expected volatility	24.3%	26.9%	27.1%
Risk-free interest rate	4.5%	4.8%	4.3%
Expected option life (in years)	7.0	7.0	7.0

In 2007, we began granting net settled stock options instead of stock options exercised with a cash payment (“cash settled stock options”). In net settled stock options, an employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. This change will result in fewer shares issued into the market and no cash proceeds will be received by us upon exercise of the option. Following the change from granting cash settled stock options to net settled stock options, we offered employees the opportunity to modify outstanding stock options from cash settled options to net settled options. These modifications did not result in any additional compensation expense.

The table below summarizes the activity of the stock options under our stock option plans for the year ended December 31, 2007:

	Cash Settled Options (in thousands)	Net Settled Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Class A Common Stock
Outstanding as of January 1, 2007	121,777	—	$24.43
Granted	710	15,086	$25.59
Modified (cash settled to net settled)	(48,148)	48,148	$22.92
Exercised	(12,408)	(106)	$20.28
Forfeited	(2,024)	(790)	$20.93
Expired	(3,635)	(92)	$25.65
Outstanding as of December 31, 2007	56,272	62,246	$25.07	5.4	$21.3
Weighted-average exercise price, as of December 31, 2007	$26.80	$23.51
Exercisable as of December 31, 2007	40,095	23,316	$28.54	3.4	$9.6
Weighted-average exercise price, as of December 31, 2007	$29.68	$26.58
Class A Special Common Stock
Outstanding as of January 1, 2007	64,601	—	$21.75
Modified (cash settled to net settled)	(43,378)	43,378	$22.02
Exercised	(5,803)	(1,936)	$16.85
Forfeited	(15)	—	$20.32
Expired	(199)	(46)	$26.04
Outstanding as of December 31, 2007	15,206	41,396	$22.41	2.6	$59.8
Weighted-average exercise price, as of December 31, 2007	$22.30	$22.45
Exercisable as of December 31, 2007	14,448	37,192	$22.36	2.5	$57.7
Weighted-average exercise price, as of December 31, 2007	$22.46	$22.32

61	Comcast 2007 Annual Report on Form 10-K

The table below summarizes information for stock option exercises:

(in millions)	2007	2006	2005
Intrinsic value of options exercised	$171	$180	$59
Tax benefit of options exercised	$58	$62	$19

Cash received from options exercised under all share-based payment arrangements for the year ended December 31, 2007 was $357 million.

The option information above does not include 11.4 million options outstanding, with a weighted average exercise price of $32.47 per share, for the year ended December 31, 2007. These options were issued under a stock option liquidity program in 2005 and will expire over the next five years.

We also maintain a deferred stock option plan for certain employees and directors that provided the optionees with the opportunity to defer the receipt of shares of our Class A or Class A Special common stock that would otherwise be deliverable upon exercise by the optionees of their stock options. As of December 31, 2007, approximately 2.0 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by the optionees under our deferred stock option plan.

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (“Participants”) may be granted RSU awards in Class A or Class A Special common stock (the “Restricted Stock Plan”). Under our Restricted Stock Plan, approximately 38 million shares of our Class A and Class A Special common stock are reserved for issuance under the plan, including those outstanding as of December 31, 2007. Awards of RSUs, valued by reference to the closing price on the date of grant of shares of common stock, entitle Participants to receive, upon the settlement of the unit, one share of common stock for each unit. The awards vest annually, generally over a period not to exceed five years from the date of the award, and do not have voting or dividend rights.

The table below summarizes the weighted-average fair value at the date of grant of the RSUs:

	2007	2006	2005
Weighted-average fair value	$25.65	$19.98	$22.13

The following table summarizes the activity of the Restricted Stock Plan for the year ended December 31, 2007:

	Number of Nonvested Restricted Share Unit Awards (in thousands)	Weighted- Average Grant Date Fair Value
Class A Common Stock
Nonvested awards as of January 1, 2007	13,484	$20.78
Granted	6,763	$25.65
Vested	(2,837)	$20.75
Forfeited	(954)	$21.43
Nonvested awards as of December 31, 2007	16,456	$21.97

The total fair value of RSUs vested during the years ended December 31, 2007, 2006 and 2005 was $75 million, $32 million and $28 million, respectively. As of December 31, 2007, approximately 898,000 and 111,000 shares of Class A common stock and Class A Special common stock, respectively, were issuable under vested RSU awards, the receipt of which was irrevocably deferred by Participants under the Restricted Stock Plan.

Employee Stock Purchase Plan

We maintain an Employee Stock Purchase Plan that offers employees the opportunity to purchase shares of Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under the plan as share-based compensation expense in accordance with SFAS No. 123R. The employee cost associated with employee participation in the plan was satisfied by payroll withholdings of $48 million for the year ended December 31, 2007.

Note 12: Income Taxes

The components of our income tax (expense) benefit are presented in the table below:

Year ended December 31 (in millions)	2007	2006	2005
Current (expense) benefit
Federal	$(1,280)	$(887)	$(590)
State	(273)	(77)	(123)
	(1,553)	(964)	(713)
Deferred (expense) benefit
Federal	(128)	(301)	(66)
State	(119)	(82)	(94)
	(247)	(383)	(160)
Income tax (expense) benefit	$(1,800)	$(1,347)	$(873)

Comcast 2007 Annual Report on Form 10-K	62

Our income tax expense differs from the federal statutory amount because of the effect of the following items:

Year ended December 31 (in millions)	2007	2006	2005
Federal tax at statutory rate	$(1,522)	$(1,258)	$(602)
State income taxes, net of federal benefit	(153)	(132)	(105)
Nondeductible losses from joint ventures and equity in net (losses) income of affiliates, net	3	18	(24)
Adjustments to uncertain and effectively settled tax positions	(35)	93	(35)
Accrued interest on uncertain and effectively settled tax positions	(110)	64	(70)
Other	17	(132)	(37)
Income tax expense	$(1,800)	$(1,347)	$(873)

The components of our net deferred tax liability are presented in the table below:

December 31 (in millions)	2007	2006
Deferred tax assets:
Net operating loss carryforwards	$252	$309
Differences between book and tax basis of long-term debt	163	177
Nondeductible accruals and other	1,225	742
	1,640	1,228
Deferred tax liabilities:
Differences between book and tax basis of property and equipment and intangible assets	25,935	25,527
Differences between book and tax basis of investments	1,542	2,633
Differences between book and tax basis of indexed debt securities	829	720
	28,306	28,880
Net deferred tax liability	$26,666	$27,652

Other changes in net deferred income tax liabilities in 2007 not recorded as deferred income tax expense relate to a $224 million reduction in deferred income tax liabilities associated with acquisition related purchase price allocations, a $53 million reduction of deferred income tax liabilities associated with items included in other comprehensive income and a $960 million reclassification adjustment to long-term income taxes payable related to the adoption of FIN 48 (see below).

Net deferred tax assets included in current assets are related primarily to our current investments and current liabilities. In 2007, we made an adjustment of $249 million from noncurrent to current deferred income tax liabilities to correct the 2006 consolidated balance sheet. As of December 31, 2007, we had federal net operating loss carryforwards of $170 million and various state net operating loss carryforwards that expire in periods through 2027. The determination of the state net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages and other respective state laws that can change from year to year and impact the amount of such carryforwards.

In 2007, 2006 and 2005, income tax benefits attributable to share-based compensation of approximately $49 million, $60 million and $35 million, respectively, were allocated to stockholders’ equity.

Uncertain Tax Positions

We adopted the provisions of FIN 48 on January 1, 2007. FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return. As a result of this adoption, we recognized a $35 million decrease in our reserves for uncertain tax positions, a $25 million increase in goodwill, a $60 million increase in retained earnings and a reclassification of approximately $960 million between deferred income taxes and other noncurrent liabilities to conform with the balance sheet presentation requirements of FIN 48. Our total uncertain tax positions as of December 31, 2007 were $1.9 billion, excluding the federal benefits on state tax positions that have been recorded as deferred income taxes; this amount includes a $469 million tax payment for which we are seeking a refund. Currently, if we were to recognize the tax benefit for such positions, approximately $580 million would impact our effective tax rate with the remaining amount impacting deferred income tax and goodwill. Upon our adoption of SFAS 141R in 2009, all tax benefits subsequently recognized that otherwise would have impacted goodwill will impact our effective tax rate.

A reconciliation of our unrecognized tax benefits for 2007 is presented in the table below:

(in millions)
Balance as of January 1, 2007	$2,099
Additions based on tax positions related to the current year	65
Additions based on tax positions related to prior years	18
Reductions for tax positions of prior years	(157)
Reductions due to expiration of statute of limitations	(3)
Settlements with taxing authorities	(101)
Balance as of December 31, 2007	$1,921

As of December 31, 2007, we had accrued approximately $766 million of interest associated with our uncertain tax positions.

63	Comcast 2007 Annual Report on Form 10-K

During 2007, the Internal Revenue Service (“IRS”) completed its examinations of our income tax returns for the years 2000 through 2004. The IRS has proposed certain adjustments primarily related to certain financing transactions. We are currently disputing those proposed adjustments, but if the adjustments are sustained, they would not have a material impact on our effective tax rate. We expect the IRS to commence during 2008 its examination of our income tax returns for the years 2005 and 2006. Various states are currently conducting examinations of our income tax returns for years through 2005. In addition, the statutes of limitations could expire for certain of our tax returns over the next 12 months, which could result in decreases to our uncertain tax positions. Such adjustments are not expected to have a material impact on our effective tax rate.

During 2005, the IRS proposed the disallowance of cash and noncash interest deductions taken on our ZONES ( see Note 8). During 2007, we entered into a settlement with the Appeals Division of the IRS under which we agreed to capitalize to the reference shares 25% of cash and noncash interest deducted for all periods during which we held the shares. This settlement is subject to the approval of the Joint Committee on Taxation of the U.S. Congress. In June 2007, we sold all of the reference shares. The tax gain on these shares was reduced by the interest capitalized. For periods subsequent to the sale, we will deduct 100% of all cash and noncash interest. The settlement did not have a material effect on our consolidated results of operations for any period.

Note 13: Statement of Cash Flows —Supplemental Information

The table below summarizes our cash payments for interest and income taxes:

Year ended December 31 (in millions)	2007	2006	2005
Interest	$2,134	$1,880	$1,809
Income taxes	$1,638	$1,284	$1,137

Noncash Financing and Investing Activities

During 2007, we:

•	exchanged our 50% interest in the Kansas City Asset Pool for TWC’s 50% interest in the Houston Asset Pool, which is considered a noncash investing activity

•

settled the remaining outstanding $49 million face amount of exchangeable notes by delivering approximately 1.8 million of the 2.2 million underlying Vodafone ADRs to the counterparty, which is considered a noncash financing and investing activity

•	entered into capital leases totaling $46 million, which is considered a noncash investing and financing activity

During 2006, we:

•

exchanged investments for cable systems in the Redemptions with a fair value of approximately $3.2 billion and cable systems for cable systems in the Exchanges with a fair value of approximately $8.5 billion, which are considered noncash investing activities

•

acquired an additional equity interest with a fair value of $21 million and recorded a liability for a corresponding amount in connection with our achievement of certain subscriber launch milestones, which is considered a noncash investing and operating activity

•	assumed a $185 million principal amount variable-rate term loan in connection with the Susquehanna transaction, which is considered a noncash financing and investing activity

During 2005, we:

•

settled through noncash financing and investing activities approximately $1.347 billion related to our exchangeable notes by delivering the underlying securities to the counterparties upon maturity of the instruments, and the equity collar agreements related to the underlying securities were exercised

•

acquired $170 million of intangible assets and incurred a corresponding liability in connection with the formation of the ventures in the Motorola transaction, which is considered a noncash investing and financing activity

•	acquired an equity method investment with a fair value of $91 million and incurred a corresponding liability, which is considered a noncash investing and financing activity

•

acquired an additional equity interest with a fair value of $45 million and recorded a liability for a corresponding amount in connection with our achievement of certain subscriber launch milestones, which is considered a noncash investing and operating activity

Comcast 2007 Annual Report on Form 10-K	64

N ote 14: Commitments and Contingencies

Commitments

Our programming networks have entered into license agreements for programs and sporting events that are available for telecast. In addition, we, through Comcast Spectacor, have employment agreements with both players and coaches of our professional sports teams. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest ( see Note 6). The obligations expire between May 2008 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $965 million as of December 31, 2007, at which time there were no quoted market prices for similar agreements.

The following table summarizes our minimum annual commitments under programming license agreements of our programming networks and our minimum annual rental commitments for office space, equipment and transponder service agreements under noncancelable operating leases:

December 31, 2007 (in millions)	Program License Agreements	Operating Leases
2008	$473	$323
2009	$486	$287
2010	$499	$234
2011	$484	$184
2012	$399	$153
Thereafter	$3,977	$835

The following table summarizes our rental expense and programming license expense charged to operations:

Year ended December 31 (in millions)	2007	2006	2005
Rental expense	$358	$273	$212
Programming license expense	$484	$350	$244

Contingencies

We and the minority owner group in Comcast Spectacor each have the right to initiate an exit process under which the fair market value of Comcast Spectacor would be determined by appraisal. Following such determination, we would have the option to acquire the 24.3% interest in Comcast Spectacor owned by the minority owner group based on the appraised fair market value. In the event we do not exercise this option, we and the minority owner group would then be required to use our best efforts to sell Comcast Spectacor. This exit process includes the minority owner group’s interest in Comcast SportsNet (Philadelphia).

A minority owner of G4 is entitled to trigger an exit process whereby on May 10, 2009 (the fifth anniversary of the closing date), and on each successive anniversary of the closing date or the occurrence of certain other defined events, G4 would be required to purchase the minority owner’s 15% interest at fair market value (as determined by an appraisal process). The minority owners in certain of our technology development ventures also have rights to trigger an exit process after a certain period of time based on the fair value of the entities at the time the exit process is triggered.

At Home Cases

Litigation had been filed against us as a result of our alleged conduct with respect to our investment in and distribution relationship with At Home Corporation (“At Home”). At Home was a provider of high-speed Internet services that filed for bankruptcy protection in September 2001. Filed actions were: (i) class action lawsuits against us, AT&T (the former controlling shareholder of At Home and also a former distributor of the At Home service) and others in the United States District Court for the Southern District of New York, alleging securities law violations and common law fraud in connection with disclosures made by At Home in 2001, and (ii) a lawsuit brought in the United States District Court for the District of Delaware in the name of At Home by certain At Home bondholders against us, Brian L. Roberts (our Chairman and Chief Executive Officer and a director), Cox (Cox is also an investor in At Home and a former distributor of the At Home service) and others, alleging breaches of fiduciary duty relating to March 2000 agreements (which, among other things, revised the distributor relationships) and seeking recovery of alleged short-swing profits under Section 16(b) of the Securities Exchange Act of 1934 (purported to have arisen in connection with certain transactions relating to At Home stock effected under the March 2000 agreements).

65	Comcast 2007 Annual Report on Form 10-K

In the Southern District of New York actions (item (i) above), the court dismissed all claims. The plaintiffs appealed this decision, and the Court of Appeals for the Second Circuit denied the plaintiffs’ appeal and subsequent petition for rehearing. The U.S. Supreme Court denied plaintiffs’ petition for further appeal. The Delaware case (item (ii) above) was transferred to the United States District Court for the Southern District of New York. The court dismissed the Section 16(b) claims, and the breach of fiduciary duty claim for lack of federal jurisdiction. The Court of Appeals for the Second Circuit denied the plaintiffs’ appeal from the decision dismissing the Section 16(b) claims, and the U.S. Supreme Court denied the plaintiffs’ petition for a further appeal. Plaintiffs recommenced the breach of fiduciary duty claim in Delaware Chancery Court. In October 2007, we settled with plaintiffs, our portion of which was $40 million. The settlement was approved by the Bankruptcy Court and the lawsuit has been dismissed. As a result, we recorded $40 million to selling, general and administrative expenses for the year ended December 31, 2007.

Antitrust Cases

We are defendants in two purported class actions originally filed in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania (“Eastern District”), respectively. The potential class in the Massachusetts case is our subscriber base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago Clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful horizontal market restraints in those areas and seek damages under antitrust statutes, including treble damages.

Our motion to dismiss the Pennsylvania case on the pleadings was denied and classes of Philadelphia Cluster and Chicago Cluster subscribers were certified. Our motion to dismiss the Massachusetts case, which was recently transferred to the Eastern District of Pennsylvania, was also denied. We are proceeding with discovery on plaintiffs’ claims concerning the Philadelphia Cluster. Plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The plaintiffs allege that the defendants who produce video programming (including us, among others) have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an a la carte (or channel-by-channel) basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an a la carte basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. We have filed motions to dismiss the plaintiffs’ case and a hearing on our motion is scheduled for March 2008.

Securities and Related Litigation

We and several of our current and former officers have been named as defendants in a purported class action lawsuit filed in the Eastern District in January 2008. The alleged class comprises purchasers of our publicly issued securities between February 1, 2007 and December 4, 2007. The plaintiff asserts that during the alleged class period, the defendants violated federal securities laws through alleged material misstatements and omissions relating to the Company’s forecast results for 2007. The plaintiff seeks unspecified damages. Other purported plaintiffs have indicated that they may commence lawsuits based on the same types of allegations.

We, our directors and one of our current officers have been named as defendants in a purported class action lawsuit filed in the Eastern District in February 2008. The alleged class comprises participants in our retirement-investment (401(k)) plan that invested in the plan’s company stock account. The plaintiff asserts that the defendants breached their fiduciary duties in managing the plan. The plaintiff seeks unspecified damages.

Patent Litigation

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment vendors under applicable contractual indemnification provisions.

*    *    *

We believe the claims in each of the actions described above in this item are without merit and intend to defend the actions vigorously. The final disposition of the claims in each of the actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period. Further, no assurance can be given that any adverse outcome would not be material to our consolidated financial position.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or cash flows.

Comcast 2007 Annual Report on Form 10-K	66

Note 15: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting although over 95% of our assets relate to the Cable segment. Our financial data by business segment is presented in the table below:

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
2007
Revenues(g)	$29,305	$1,314	$515	$(239)	$30,895
Operating income (loss) before depreciation and amortization(h)	11,922	286	(425)	3	11,786
Depreciation and amortization	5,924	223	100	(39)	6,208
Operating income (loss)	5,998	63	(525)	42	5,578
Capital Expenditures	5,993	35	130	—	6,158
2006
Revenues(g)(i)	$24,042	$1,054	$412	$(542)	$24,966
Operating income (loss) before depreciation and amortization(h)(i)	9,667	239	(318)	(146)	9,442
Depreciation and amortization	4,657	167	79	(80)	4,823
Operating income (loss)(i)	5,010	72	(397)	(66)	4,619
Capital Expenditures	4,244	16	31	104	4,395
2005
Revenues(g)	$19,987	$919	$315	$(146)	$21,075
Operating income (loss) before depreciation and amortization(h)(i)	7,939	272	(294)	155	8,072
Depreciation and amortization	4,346	154	71	(20)	4,551
Operating income (loss)(i)	3,593	118	(365)	175	3,521
Capital Expenditures	3,409	16	38	158	3,621

(a)	For the years ended December 31, 2007, 2006 and 2005, Cable segment revenues were derived from the following services:

	2007	2006	2005
Video	60.4%	62.6%	64.5%
High-speed Internet	21.9%	20.6%	18.7%
Phone	6.0%	3.8%	3.1%
Advertising	5.2%	6.1%	6.2%
Franchise Fees	2.8%	3.0%	3.2%
Other	3.7%	3.9%	4.3%
Total	100.0%	100.0%	100.0%

Subscription revenues received from subscribers who purchase bundled services at a discount rate are allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

(b)

Our regional sports and news networks (Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, CN8—The Comcast Network, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet West (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest and Bay Area SportsNet (San Francisco)) are included in our Cable segment. To be consistent with our management reporting presentation, beginning August 1, 2006, the Cable segment also includes the operating results of the cable system serving Houston, Texas held in the Houston Asset Pool ( see Note 5). The 2006 operating results of the cable system serving Houston, Texas are reversed in the Eliminations column to reconcile to our consolidated financial statements.

(c)	Programming consists primarily of our consolidated national programming networks, including E!, Style, The Golf Channel, VERSUS and G4.

(d)

Corporate and Other includes Comcast Spectacor, Comcast Interactive Media, a portion of operating results of our less than wholly owned technology development ventures (see “(e)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

(e)

We consolidate our less than wholly owned technology development ventures, which we control or of which we are considered the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Gemstar. The ventures have been created to share the costs of developing new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other. Cost allocations are made to the Cable segment based on our percentage ownership in each entity. The remaining net costs related to the minority corporate partners are included in Corporate and Other.

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

(i)

The 2006 and 2005 Cable and Programming segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2007 management reporting presentation. The adjustments resulted in the reclassification of revenue for the year ended December 31, 2006 of $58 million. The adjustments also resulted in the reclassification of operating income (loss) before depreciation and amortization of $39 million and $8 million for the years ended December 31, 2006 and 2005, respectively, from our Cable segment and Programming segment to Corporate and Other.

67	Comcast 2007 Annual Report on Form 10-K

Note 16: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter		Total Year
2007
Revenues	$7,388	$7,712	$7,781	$8,014		$30,895
Operating income	1,261	1,468	1,391	1,458		5,578
Net income	$837	$588	$560	$602		$2,587
Basic earnings per common share	$0.27	$0.19	$0.18	$0.20		$0.84
Diluted earnings per common share	$0.26	$0.19	$0.18	$0.20		$0.83
2006
Revenues	$5,595	$5,908	$6,432	$7,031		$24,966
Operating income	1,004	1,173	1,224	1,218		4,619
Income from continuing operations	438	399	969	429	(a)	2,235
Income from discontinued operations	28	61	14	—		103
Gain on discontinued operations	—	—	234	(39	)(a)	195
Net income	$466	$460	$1,217	$390		$2,533
Basic earnings per common share
Income from continuing operations	$0.14	$0.13	$0.31	$0.14		$0.71
Income from discontinued operations	0.01	0.02	—	—		0.03
Gain on discontinued operations	—	—	0.07	(0.01)		0.06
Net income	$0.15	$0.15	$0.38	$0.13		$0.80
Diluted earnings per common share
Income from continuing operations	$0.14	$0.13	$0.31	$0.14		$0.70
Income from discontinued operations	0.01	0.02	—	—		0.03
Gain on discontinued operations	—	—	0.07	(0.01)		0.06
Net income	$0.15	$0.15	$0.38	$0.13		$0.79

(a) Includes adjustments reducing estimated gains recorded on transactions that closed in the third quarter of 2006.

Comcast 2007 Annual Report on Form 10-K	68

Note 17: Condensed Consolidating Financial Information

Comcast Corporation and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast Cable Communications Holdings, Inc. (“CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

In September 2005, Comcast Corporation unconditionally guaranteed Comcast Holdings’ (our immediate predecessor and now a subsidiary) ZONES due October 2029 and its 10 5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings; accordingly, we have included Comcast Holdings’ condensed consolidated financial information for all periods presented. Our condensed consolidating financial information is as follows:

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$—	$963	$—	$963
Investments	—	—	—	—	—	98	—	98
Accounts receivable, net	—	—	—	—	—	1,645	—	1,645
Other current assets	100	—	—	—	—	861	—	961
Total current assets	100	—	—	—	—	3,567	—	3,667
Investments	—	—	—	—	—	7,963	—	7,963
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,903	32,760	40,240	43,356	25,815	2,244	(212,318)	—
Property and equipment, net	208	—	—	—	—	23,416	—	23,624
Franchise rights	—	—	—	—	—	58,077	—	58,077
Goodwill	—	—	—	—	—	14,705	—	14,705
Other intangible assets, net	—	—	—	—	—	4,739	—	4,739
Other noncurrent assets, net	281	11	17	—	30	303	—	642
Total assets	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses related to trade creditors	$10	$3	$—	$—	$—	$3,323	$—	$3,336
Accrued expenses and other current liabilities	694	267	75	98	74	1,913	—	3,121
Current portion of long-term debt	—	1,142	—	305	—	48	—	1,495
Total current liabilities	704	1,412	75	403	74	5,284	—	7,952
Long-term debt, less current portion	19,133	3,294	3,498	2,713	908	282	—	29,828
Deferred income taxes	6,256	—	—	—	1,015	19,609	—	26,880
Other noncurrent liabilities	1,059	6	—	—	116	5,986	—	7,167
Minority interest	—	—	—	—	—	250	—	250
Stockholders’ Equity
Common stock	34	—	—	—	—	—	—	34
Other stockholders’ equity	41,306	28,059	36,684	40,240	23,732	83,603	(212,318)	41,306
Total stockholders’ equity	41,340	28,059	36,684	40,240	23,732	83,603	(212,318)	41,340
Total liabilities and stockholders’ equity	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417

69	Comcast 2007 Annual Report on Form 10-K

Condensed Consolidating Balance Sheet

As of December 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$77	$—	$—	$—	$—	$1,162	$—	$1,239
Investments	—	—	—	—	—	1,735	—	1,735
Accounts receivable, net	—	—	—	—	—	1,450	—	1,450
Other current assets	103	1	—	—	—	674	—	778
Total current assets	180	1	—	—	—	5,021	—	5,202
Investments	—	—	—	—	—	8,847	—	8,847
Investments in and amounts due from subsidiaries eliminated upon consolidation	62,622	31,152	37,757	41,151	24,250	1,629	(198,561)	—
Property and equipment, net	17	—	1	—	—	21,230	—	21,248
Franchise rights	—	—	—	—	—	55,927	—	55,927
Goodwill	—	—	—	—	—	13,768	—	13,768
Other intangible assets, net	—	—	—	—	—	4,881	—	4,881
Other noncurrent assets, net	176	16	20	—	31	289	—	532
Total assets	$62,995	$31,169	$37,778	$41,151	$24,281	$111,592	$(198,561)	$110,405
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses related to trade creditors	$11	$—	$—	$—	$—	$2,851	$—	$2,862
Accrued expenses and other current liabilities	616	247	83	106	69	1,911	—	3,032
Deferred income taxes	—	—	—	—	—	314	—	314
Current portion of long-term debt	—	600	—	242	—	141	—	983
Total current liabilities	627	847	83	348	69	5,217	—	7,191
Long-term debt, less current portion	15,358	4,397	3,498	3,046	949	744	—	27,992
Deferred income taxes	4,726	—	—	—	887	21,725	—	27,338
Other noncurrent liabilities	1,117	46	—	—	76	5,237	—	6,476
Minority interest	—	—	—	—	—	241	—	241
Stockholders’ Equity
Common stock	35	—	—	—	—	—	—	35
Other stockholders’ equity	41,132	25,879	34,197	37,757	22,300	78,428	(198,561)	41,132
Total stockholders’ equity	41,167	25,879	34,197	37,757	22,300	78,428	(198,561)	41,167
Total liabilities and stockholders’ equity	$62,995	$31,169	$37,778	$41,151	$24,281	$111,592	$(198,561)	$110,405

Comcast 2007 Annual Report on Form 10-K	70

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$30,895	$—	$30,895
Management fee revenue	630	213	338	338	—	—	(1,519)	—
	630	213	338	338	—	30,895	(1,519)	30,895
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	11,175	—	11,175
Selling, general and administrative	297	213	338	338	17	8,250	(1,519)	7,934
Depreciation	6	—	—	—	—	5,101	—	5,107
Amortization	—	—	—	—	—	1,101	—	1,101
	303	213	338	338	17	25,627	(1,519)	25,317
Operating income (loss)	327	—	—	—	(17)	5,268	—	5,578
Other Income (Expense)
Interest expense	(1,116)	(363)	(321)	(234)	(95)	(160)	—	(2,289)
Investment income (loss), net	7	—	5	—	70	519	—	601
Equity in net income (losses) of affiliates	3,095	1,551	2,274	2,427	1,305	(52)	(10,663)	(63)
Other income (expense)	1	—	—	—	—	521	—	522
	1,987	1,188	1,958	2,193	1,280	828	(10,663)	(1,229)
Income (loss) from continuing operations before income taxes and minority interest	2,314	1,188	1,958	2,193	1,263	6,096	(10,663)	4,349
Income tax (expense) benefit	273	128	112	81	15	(2,409)	—	(1,800)
Income (loss) from continuing operations before minority interest	2,587	1,316	2,070	2,274	1,278	3,687	(10,663)	2,549
Minority interest	—	—	—	—	—	38	—	38
Net Income (loss)	$2,587	$1,316	$2,070	$2,274	$1,278	$3,725	$(10,663)	$2,587

71	Comcast 2007 Annual Report on Form 10-K

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$24,966	$—	$24,966
Management fee revenue	526	193	298	298	8	—	(1,323)	—
	526	193	298	298	8	24,966	(1,323)	24,966
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	9,010	—	9,010
Selling, general and administrative	256	193	298	298	16	6,776	(1,323)	6,514
Depreciation	8	—	—	—	2	3,818	—	3,828
Amortization	—	—	—	—	4	991	—	995
	264	193	298	298	22	20,595	(1,323)	20,347
Operating income (loss)	262	—	—	—	(14)	4,371	—	4,619
Other Income (Expense)
Interest expense	(776)	(400)	(325)	(259)	(68)	(236)	—	(2,064)
Investment income (loss), net	—	—	—	—	34	956	—	990
Equity in net income (losses) of affiliates	2,867	1,509	1,900	2,069	1,266	(138)	(9,597)	(124)
Other income (expense)	—	—	—	—	—	173	—	173
	2,091	1,109	1,575	1,810	1,232	755	(9,597)	(1,025)
Income (loss) from continuing operations before income taxes and minority interest	2,353	1,109	1,575	1,810	1,218	5,126	(9,597)	3,594
Income tax (expense) benefit	180	143	114	90	26	(1,900)	—	(1,347)
Income (loss) from continuing operations before minority interest	2,533	1,252	1,689	1,900	1,244	3,226	(9,597)	2,247
Minority interest	—	—	—	—	—	(12)	—	(12)
Income (loss) from continuing operations	2,533	1,252	1,689	1,900	1,244	3,214	(9,597)	2,235
Income from discontinued operations, net of tax	—	—	—	—	—	103	—	103
Gain on discontinued operations, net of tax	—	—	—	—	—	195	—	195
Net Income (loss)	$2,533	$1,252	$1,689	$1,900	$1,244	$3,512	$(9,597)	$2,533

Comcast 2007 Annual Report on Form 10-K	72

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2005

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues
Service revenues	$—	$—	$—	$—	$—	$21,075	$—	$21,075
Management fee revenue	457	174	278	278	8	—	(1,195)	—
	457	174	278	278	8	21,075	(1,195)	21,075
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	7,513	—	7,513
Selling, general and administrative	204	174	278	278	15	5,736	(1,195)	5,490
Depreciation	3	—	—	—	3	3,407	—	3,413
Amortization	—	—	—	—	10	1,128	—	1,138
	207	174	278	278	28	17,784	(1,195)	17,554
Operating income (loss)	250	—	—	—	(20)	3,291	—	3,521
Other Income (Expense)
Interest expense	(371)	(477)	(329)	(306)	(101)	(211)	—	(1,795)
Investment income (loss), net	—	—	—	—	(16)	105	—	89
Equity in net income (losses) of affiliates	1,007	1,372	605	804	977	43	(4,850)	(42)
Other income (expense)	—	—	—	—	—	(53)	—	(53)
	636	895	276	498	860	(116)	(4,850)	(1,801)
Income (loss) from continuing operations before income taxes and minority interest	886	895	276	498	840	3,175	(4,850)	1,720
Income tax (expense) benefit	42	167	115	107	48	(1,352)	—	(873)
Income (loss) from continuing operations before minority interest	928	1,062	391	605	888	1,823	(4,850)	847
Minority interest	—	—	—	—	—	(19)	—	(19)
Income (loss) from continuing operations	928	1,062	391	605	888	1,804	(4,850)	828
Income from discontinued operations, net of tax	—	—	—	—	—	100	—	100
Net Income (loss)	$928	$1,062	$391	$605	$888	$1,904	$(4,850)	$928

73	Comcast 2007 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(516)	$(246)	$(199)	$(186)	$(20)	$9,959	$—	$8,792
Financing Activities
Proceeds from borrowings	3,695	—	—	—	—	18	—	3,713
Retirements and repayments of debt	—	(600)	—	(245)	—	(556)	—	(1,401)
Repurchases of common stock	(3,102)	—	—	—	—	—	—	(3,102)
Issuances of common stock	412	—	—	—	—	—	—	412
Other	(12)	—	—	(8)	—	82	—	62
Net cash provided by (used in) financing activities	993	(600)	—	(253)	—	(456)	—	(316)
Investing Activities
Net transactions with affiliates	(372)	846	199	439	20	(1,132)	—	—
Capital expenditures	(110)	—	—	—	—	(6,048)	—	(6,158)
Cash paid for intangible assets	—	—	—	—	—	(406)	—	(406)
Acquisitions, net of cash acquired	—	—	—	—	—	(1,319)	—	(1,319)
Proceeds from sales and restructuring of investments	—	—	—	—	—	1,158	—	1,158
Purchases of investments	—	—	—	—	—	(2,089)	—	(2,089)
Other	(72)	—	—	—	—	134	—	62
Net cash provided by (used in) investing activities	(554)	846	199	439	20	(9,702)	—	(8,752)
Increase (decrease) in cash and cash equivalents	(77)	—	—	—	—	(199)	—	(276)
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$963	$—	$963

Comcast 2007 Annual Report on Form 10-K	74

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$90	$(240)	$(226)	$(224)	$20	$7,198	$—	$6,618
Financing Activities
Proceeds from borrowings	7,474	—	—	—	—	23	—	7,497
Retirements and repayments of debt	(350)	(619)	—	(988)	(27)	(55)	—	(2,039)
Repurchases of common stock	(2,347)	—	—	—	—	—	—	(2,347)
Issuances of common stock	410	—	—	—	—	—	—	410
Other	33	—	—	—	—	(8)	—	25
Net cash provided by (used in) financing activities	5,220	(619)	—	(988)	(27)	(40)	—	3,546
Investing Activities
Net transactions with affiliates	(5,272)	859	226	1,212	(3)	2,978	—	—
Capital expenditures	(8)	—	—	—	—	(4,387)	—	(4,395)
Cash paid for intangible assets	—	—	—	—	—	(306)	—	(306)
Acquisitions, net of cash acquired	—	—	—	—	—	(5,110)	—	(5,110)
Proceeds from sales and restructuring of investments	47	—	—	—	10	2,663	—	2,720
Purchases of investments	—	—	—	—	—	(2,812)	—	(2,812)
Other	—	—	—	—	—	31	—	31
Net cash provided by (used in) investing activities	(5,233)	859	226	1,212	7	(6,943)	—	(9,872)
Increase (decrease) in cash and cash equivalents	77	—	—	—	—	215	—	292
Cash and cash equivalents, beginning of period	—	—	—	—	—	947	—	947
Cash and cash equivalents, end of period	$77	$—	$—	$—	$—	$1,162	$—	$1,239

75	Comcast 2007 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2005

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$61	$(256)	$(204)	$(387)	$(110)	$5,731	$—	$4,835
Financing Activities
Proceeds from borrowings	3,972	—	—	—	—	6	—	3,978
Retirements and repayments of debt	—	(700)	—	(1,628)	(13)	(365)	—	(2,706)
Repurchases of common stock	(2,313)	—	—	—	—	—	—	(2,313)
Issuances of common stock	93	—	—	—	—	—	—	93
Other	—	—	—	—	—	15	—	15
Net cash provided by (used in) financing activities	1,752	(700)	—	(1,628)	(13)	(344)	—	(933)
Investing activities
Net transactions with affiliates	(1,813)	956	204	2,015	123	(1,485)	—	—
Capital expenditures	—	—	—	—	—	(3,621)	—	(3,621)
Cash paid for intangible assets	—	—	—	—	—	(281)	—	(281)
Acquisitions, net of cash acquired	—	—	—	—	—	(199)	—	(199)
Proceeds from sales and restructuring of investments	—	—	—	—	—	861	—	861
Purchases of investments	—	—	—	—	—	(306)	—	(306)
Other	—	—	—	—	—	(202)	—	(202)
Net cash provided by (used in) investing activities	(1,813)	956	204	2,015	123	(5,233)	—	(3,748)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	154	—	154
Cash and cash equivalents, beginning of period	—	—	—	—	—	793	—	793
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$947	$—	$947

Comcast 2007 Annual Report on Form 10-K	76

Item 9: Changes in and Disagreements

with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Conclusions regarding disclosure controls and procedures

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

Management’s annual report on internal control over financial reporting

Refer to Management’s Report on Internal Control Over Financial Reporting on page 37.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 38.

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

Item 9B: Other Information

None.

77	Comcast 2007 Annual Report on Form 10-K

Part III

Item 10: Directors and Executive Officers of the Registrant

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2008. We refer to this proxy statement as the 2008 Proxy Statement.

Except for our Chairman and CEO (who continues in these offices until his death, resignation or removal), the term of office of each of our officers continues until his or her successor is selected and qualified, or until his or her earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of December 31, 2007:

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	48	1986	Chairman and CEO; President; Director
Ralph J. Roberts	87	1969	Chairman of the Executive and Finance Committee of the Board of Directors; Director
John R. Alchin	59	1990	Executive Vice President; Co-Chief Financial Officer; Treasurer
Michael J. Angelakis	43	2007	Executive Vice President; Co-Chief Financial Officer
Stephen B. Burke	49	1998	Executive Vice President; Chief Operating Officer; President, Comcast Cable
David L. Cohen	52	2002	Executive Vice President
Arthur R. Block	52	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	51	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President and Chief Executive Officer for more than five years and our Chairman of the Board since May 2004. As of December 31, 2007, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings.

Ralph J. Roberts has served as a director and as our Chairman of the Executive and Finance Committee of the Board of Directors for more than five years. He is the father of Mr. Brian L. Roberts.

John R. Alchin has served as an Executive Vice President and as our Co-Chief Financial Officer and Treasurer for more than five years. Mr. Alchin is also a director of Polo Ralph Lauren Corp. and BNY Hamilton Funds, Inc. Mr. Alchin stepped down from his executive officer positions at the end of 2007.

Michael J. Angelakis has served as Executive Vice President and Co-Chief Financial Officer of Comcast Corporation since March 2007. Before March 2007, Mr. Angelakis served as Managing Director and as a member of the Management and Investment Committees of Providence Equity Partners for more than five years. Mr. Angelakis is also a director of Comcast Holdings.

Stephen B. Burke has served as our Chief Operating Officer since July 2004 and as our Executive Vice President and President of Comcast Cable and Comcast Cable Communications Holdings for more than five years. Mr. Burke is also a director of JPMorgan Chase & Company.

David L. Cohen has served as an Executive Vice President for more than five years. Mr. Cohen is also a director of Comcast Holdings.

Arthur R. Block has served as our Senior Vice President, General Counsel and Secretary for more than five years. Mr. Block is also a director of Comcast Holdings.

Lawrence J. Salva has served as our Senior Vice President and Controller for more than five years and as Chief Accounting Officer since May 2004.

Comcast 2007 Annual Report on Form 10-K	78

Item 11: Executive Compensation

We incorporate the information required by this item by reference to our 2008 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

We incorporate the information required by this item by reference to our 2008 Proxy Statement.

Item 13: Certain Relationships and

Related Transactions

We incorporate the information required by this item by reference to our 2008 Proxy Statement.

Item 14: Principal Accountant Fees

and Services

We incorporate the information required by this item by reference to our 2008 Proxy Statement.

We will file our 2008 Proxy Statement for our annual meeting of shareholders with the SEC on or before April 30, 2008.

79	Comcast 2007 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

(b) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Restated and Amended By-Laws of Comcast Corporation as of December 12, 2007.

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.3

Rights Agreement dated as of November 18, 2002, between Comcast Corporation and Computershare Trust Company, N.A. (f/k/a EquiServe Trust Company, N.A.), as Rights Agent, which includes the Form of Certificate of Designation of Series A Participant’s Cumulative Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to our registration statement on Form 8-A12g filed on November 18, 2002).

4.4

Form of Indenture, dated as of January 7, 2003, between Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc., Comcast MO of Delaware, LLC (f/k/a Comcast MO of Delaware, Inc.) and The Bank of New York, as Trustee relating to our 5.85% Notes due 2010, 6.50% Notes due 2015, 5.50% Notes due 2011, 7.05% Notes due 2033, 5.30% Notes due 2014, 4.95% Notes due 2016, 5.65% Notes due 2035, 5.45% Notes due 2010, 5.85% Notes due 2015, 5.90% Notes due 2016, 5.875% Notes due 2018, 6.50% Notes due 2035, 6.45% Notes due 2037, 7.00% Notes due 2055, 7.00% Notes due 2055 Series B, 6.625% Notes due 2056, 6.30% Notes due 2017 and 6.95% Notes due 2037 (incorporated by reference to Exhibit 4.5 to our registration statement on Form S-3 filed on December 16, 2002).

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

10.2*	Comcast Corporation 2002 Stock Option Plan, as amended and restated effective December 12, 2007.

10.3*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective December 12, 2007.

10.4*

Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective February 16, 2005 (incorporated by reference to Exhibit 10.6 to our Annual Report on Form 10-K for the year ended December 31, 2004).

10.5*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2008.

10.6*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective January 1, 2008.

10.7*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective December 12, 2007.

10.8*

2004 Management Achievement Plan, as amended and restated effective December 14, 2005 (incorporated by reference to Exhibit 10.8 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.9*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10.12 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

Comcast 2007 Annual Report on Form 10-K	80

10.10*

Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 28, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.11*	Comcast Corporation 2003 Cable Division Advertising/Sales Group Long Term Incentive Plan, as amended and restated effective January 1, 2007.

10.12*	Comcast Corporation Retirement Investment Plan, as amended and restated effective December 12, 2007.

10.13*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective October 3, 2007.

10.14*

Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective December 14, 2005 (incorporated by reference to Exhibit 10.14 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.15*	Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005.

10.16*	Employment Agreement between Comcast Corporation and John R. Alchin dated November 7, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 10, 2005).

10.17*

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

10.20*	Employment Agreement between Comcast Corporation and Stephen B. Burke dated November 22, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 23, 2005).

10.21*

Amendment No. 1 to Employment Agreement between Comcast Corporation and Stephen B. Burke dated January 25, 2006 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.22*	Employment Agreement between Comcast Corporation and David L. Cohen dated November 7, 2005 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 10, 2005).

10.23*

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

10.25*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 5, 2005).

10.26*

Term Life Insurance Premium and Tax Bonus Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.27*

Amendment to Term Life Insurance Premium and Tax Bonus Agreement between Comcast Corporation and Brian L. Roberts, dated as of May 22, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.28*

Life Insurance Premium and Tax Bonus Agreement between Comcast Corporation and Brian L. Roberts, dated as of May 22, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.29*

Amendment to Life Insurance Premium and Tax Bonus Agreement between Comcast Corporation and Brian L. Roberts, dated as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.30*

Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of December 27, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2007).

10.31*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2008).

81	Comcast 2007 Annual Report on Form 10-K

10.32*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).

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

10.38*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.39*

Executive Employment Agreement between Comcast Corporation and Lawrence S. Smith dated as of October 1, 2005 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on November 10, 2005).

10.40*

Employment Agreement between Comcast Corporation and Michael J. Angelakis dated as of November 20, 2006 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 28, 2006).

10.41

Asset Purchase Agreement, dated as of April 20, 2005, between Adelphia Communications Corporation and Comcast Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on April 26, 2005).

10.42

Amendment No. 1, dated June 24, 2005, to the Asset Purchase Agreement dated as of April 20, 2005 between Adelphia Communications Corporation (“Adelphia”) and Comcast (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on August 4, 2006).

10.43

Amendment No. 2, dated June 21, 2006, to the Asset Purchase Agreement between Adelphia Communications Corporation and Comcast Corporation (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on June 27, 2006).

10.44

Amendment No. 3, dated June 26, 2006, to the Asset Purchase Agreement dated as of April 20, 2005, between Adelphia and Comcast Corporation (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on August 4, 2006).

10.45

Amendment No. 4, dated July 31, 2006, to the Asset Purchase Agreement dated as of April 20, 2005, between Adelphia and Comcast Corporation (incorporated by reference to Exhibit 99.6 to our Current Report on Form 8-K filed on August 4, 2006).

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

Comcast 2007 Annual Report on Form 10-K	82

10.48

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

10.51	Letter Agreement, dated April 20, 2005, between Time Warner Cable Inc. and Comcast Corporation (incorporated by reference to Exhibit 2.7 to our Current Report on Form 8-K filed on April 26, 2005).

10.52

Letter Agreement by and among TWE Holdings II Trust, Comcast Corporation, Adelphia Communications Corporation and Time Warner Cable Inc., dated June 21, 2006 (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on June 27, 2006).

10.53

Amended and restated Five Year Revolving Credit Agreement dated as of January 30, 2008 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

83	Comcast 2007 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 20, 2008.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 20, 2008

/s/ RALPH J. ROBERTS Ralph J. Roberts	Chairman of the Executive and Finance Committee of the Board of Directors; Director	February 20, 2008

/s/ JULIAN A. BRODSKY Julian A. Brodsky	Non-Executive Vice Chairman; Director	February 20, 2008

/s/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Executive Vice President (Principal Financial Officer)	February 20, 2008

/s/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2008

/s/ S. DECKER ANSTROM S. Decker Anstrom	Director	February 20, 2008

/s/ KENNETH J. BACON Kenneth J. Bacon	Director	February 20, 2008

/s/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 20, 2008

/s/ EDWARD D. BREEN Edward D. Breen	Director	February 20, 2008

/s/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 20, 2008

/s/ J. MICHAEL COOK J. Michael Cook	Director	February 20, 2008

/s/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 20, 2008

/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 20, 2008

/s/ MICHAEL I. SOVERN Michael I. Sovern	Director	February 20, 2008

Comcast 2007 Annual Report on Form 10-K	84

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2007 and 2006, and for each of the three years in the period ended December 31, 2007, and the Company’s internal control over financial reporting as of December 31, 2007, and have issued our report thereon dated February 20, 2008 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of new accounting pronouncements in 2007 and 2006); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 20, 2008

85	Comcast 2007 Annual Report on Form 10-K

Comcast Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2007, 2006 and 2005

(in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves(a)	Balance at End of Year
Allowance for Doubtful Accounts
2007	$157	$418	$394	$181
2006	132	279	254	157
2005	127	245	240	132

(a)	Uncollectible accounts written off.

Comcast 2007 Annual Report on Form 10-K	86