Form 10-Q
period 2008-03-31
COMCAST CORP
filed 2008-05-01
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2008

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 for the Transition Period from to .

Commission File Number 001-32871

COMCAST CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA	27-0000798
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Comcast Center, Philadelphia, PA	19103-2838
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (215) 286-1700

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

Yes ☐ No ☒

As of March 31, 2008, there were 2,036,114,846 shares of our Class A Common Stock, 915,367,810 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2008. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements.

Our businesses may be affected by, among other things, the following:

•	all of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations

•	we may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations

•	programming expenses are increasing, which could adversely affect our future results of operations

•	we are subject to regulation by federal, state and local governments, which may impose additional costs and restrictions

•	weakening economic conditions may reduce subscriber spending on video, Internet and phone services and may reduce our rate of growth of subscriber additions

•	we face risks arising from the outcome of various litigation matters

•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our operations through his beneficial ownership of our Class B common stock

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$635	$963
Investments	86	98
Accounts receivable, less allowance for doubtful accounts of $167 and $181	1,497	1,645
Other current assets	886	961
Total current assets	3,104	3,667
Investments	5,800	7,963
Property and equipment, net of accumulated depreciation of $20,955 and $19,808	23,949	23,624
Franchise rights	59,447	58,077
Goodwill	14,867	14,705
Other intangible assets, net of accumulated amortization of $7,282 and $6,977	4,690	4,739
Other noncurrent assets, net	967	642
	$112,824	$113,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$2,982	$3,336
Accrued expenses and other current liabilities	3,071	3,121
Current portion of long-term debt	1,350	1,495
Total current liabilities	7,403	7,952
Long-term debt, less current portion	30,009	29,828
Deferred income taxes	27,116	26,880
Other noncurrent liabilities	7,110	7,167
Minority interest	388	250
Commitments and Contingencies (Note 10)
Stockholders’ Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,401,575,596 and 2,419,025,659; outstanding, 2,036,114,846 and 2,053,564,909	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 986,302,574 and 1,018,960,463; outstanding, 915,367,810 and 948,025,699	10	10
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	41,151	41,688
Retained earnings	7,187	7,191
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(57)	(56)
Total stockholders’ equity	40,798	41,340
	$112,824	$113,417

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31,
(in millions, except per share data)	2008	2007
Revenues	$8,389	$7,388
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,107	2,759
Selling, general and administrative	2,108	1,866
Depreciation	1,390	1,225
Amortization	229	277
	6,834	6,127
Operating income	1,555	1,261
Other Income (Expense):
Interest expense	(621)	(568)
Investment income (loss), net	79	174
Equity in net (losses) income of affiliates, net	(35)	(21)
Other income (expense)	268	513
	(309)	98
Income before income taxes and minority interest	1,246	1,359
Income tax expense	(508)	(526)
Income before minority interest	738	833
Minority interest	(6)	4
Net income	$732	$837
Basic earnings per common share	$0.24	$0.27
Diluted earnings per common share	$0.24	$0.26
Dividends declared per common share	$0.06	$—

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31,
(in millions)	2008	2007
NET CASH PROVIDED BY OPERATING ACTIVITIES	$2,259	$1,965
FINANCING ACTIVITIES
Proceeds from borrowings	192	3
Retirements and repayments of debt	(218)	(704)
Repurchases of common stock	(1,000)	(500)
Issuances of common stock	10	218
Other	(28)	4
Net cash provided by (used in) financing activities	(1,044)	(979)
INVESTING ACTIVITIES
Capital expenditures	(1,431)	(1,454)
Cash paid for intangible assets	(126)	(118)
Acquisitions, net of cash acquired	(29)	(9)
Proceeds from sales of investments	49	392
Purchases of investments	(26)	(21)
Other	20	22
Net cash provided by (used in) investing activities	(1,543)	(1,188)
Increase (decrease) in cash and cash equivalents	(328)	(202)
Cash and cash equivalents, beginning of period	963	1,239
Cash and cash equivalents, end of period	$635	$1,037

See notes to condensed consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods.

These financial statements include all adjustments that are necessary for a fair presentation of our results of operations and financial condition for the periods shown, including normal, recurring accruals and other items. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

The year-end condensed balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.

Note 2: Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after March 15, 2008. Effective January 1, 2008, we have adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities. We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of January 1, 2009. See Note 7 for further details regarding the adoption of this standard.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which provides the option to report certain financial assets and liabilities at fair value, with the intent to mitigate the volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends FASB Statement No. 95, “Statement of Cash Flows” (“SFAS No. 95”) and FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. Effective January 1, 2008, we adopted the provisions of SFAS No. 159. We have not elected the fair value option for any financial assets or liabilities. Upon adoption, we reclassified approximately $603 million of proceeds from the sale of trading securities within our statement of cash flows for the year ended December 31, 2007 from an operating activity to an investing activity. The adoption of SFAS No. 159 had no effect on our statement of cash flows for the year ended December 31, 2006. We will classify proceeds from future sales based on the nature of the securities and purpose for which they were acquired.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirement for FASB Statement No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). It requires enhanced disclosure

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. SFAS No. 161 is effective for us as of January 1, 2009.

EITF Issue No. 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements in accordance with either SFAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” or Accounting Principles Board Opinion No. 12, “Omnibus Opinion.” Effective January 1, 2008, in connection with the adoption of EITF 06-10 we adjusted beginning retained earnings and recorded a liability of approximately $130 million.

Note 3: Earnings Per Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income for common stockholders by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and restricted share units. Diluted earnings per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods where there is a loss because the inclusion of the potential common shares would have an antidilutive effect.

Diluted EPS for the three months ended March 31, 2008 and 2007 excludes approximately 178 million and 39 million potential common shares, respectively, related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect.

The table below reconciles the numerator and denominator of the computations of Diluted EPS:

	Three Months Ended March 31
	2008			2007
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$732	3,009	$0.24	$837	3,125	$0.27
Effect of Dilutive Securities:
Assumed exercise or issuance of shares relating to stock plans		8			36
Diluted EPS	$732	3,017	$0.24	$837	3,161	$0.26

Note 4: Acquisitions and Other Significant Events

Insight Midwest Partnership

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, a 50%-50% cable system partnership with Insight (the “Insight transaction”). On December 31, 2007, we contributed approximately $1.3 billion to Insight Midwest for our share of the partnership’s debt. On January 1, 2008, the distribution of the assets of Insight Midwest was completed without assumption of any of Insight’s debt by us and we received cable systems serving approximately 696,000 video subscribers in Illinois and Indiana (“Comcast Asset Pool”). Insight received cable systems serving approximately 652,000 video subscribers, together with approximately $1.24 billion of debt allocated to those cable systems (“Insight Asset Pool”). We accounted for our interest in Insight Midwest as an equity method investment until the Comcast Asset Pool was

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

distributed to us on January 1, 2008. We accounted for the distribution of assets by Insight Midwest as a sale of our 50% interest in the Insight Asset Pool in exchange for acquiring an additional 50% interest in the Comcast Asset Pool. The estimated fair value of the 50% interest of the Comcast Asset Pool we received was approximately $1.2 billion and resulted in a pretax gain of approximately $235 million, which is included in other income (expense). We recorded our 50% interest in the Comcast Asset Pool as a step acquisition in accordance with SFAS No. 141, “Business Combinations” (“SFAS No. 141”). The valuation of assets and estimated gain are based on preliminary valuations. Refinements may occur as the valuations are finalized. The exchange of our 50% interest in the Insight Asset Pool for Insight’s 50% interest in the Comcast Asset Pool is considered a noncash investing activity.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the Insight transaction had occurred on January 1, 2007. This information is based on historical results of operations, adjusted for purchase price allocations, and is not necessarily indicative of what the results would have been had we operated the cable systems in the Comcast Asset Pool since January 1, 2007.

(in millions, except per share data)	Three Months Ended March 31, 2007
Revenues	$7,550
Net Income	$846
Basic EPS	$0.27
Diluted EPS	$0.27

Note 5: Investments

(in millions)	March 31, 2008	December 31, 2007
Fair value method	$2,434	$2,701
Equity method, primarily SpectrumCo, LLC at March 31, 2008 and Insight Midwest and SpectrumCo, LLC at December 31, 2007	1,764	3,682
Cost method, primarily AirTouch	1,688	1,678
Total investments	5,886	8,061
Less: current investments	86	98
Noncurrent investments	$5,800	$7,963

Insight Midwest Partnership

We accounted for our interest in Insight Midwest as an equity method investment until January 1, 2008, the date the Comcast Asset Pool was distributed to us (see Note 4).

Investment Income (Loss), Net

The table below presents the components of investment income (loss), net:

	Three Months Ended March 31
(in millions)	2008	2007
Interest and dividend income	$19	$56
Gains on sales and exchanges of investments, net	11	42
Investment impairment losses	(2)	(1)
Unrealized gains (losses) on trading securities and hedged items	(264)	216
Mark to market adjustments on derivatives related to trading securities and hedged items	294	(176)
Mark to market adjustments on derivatives	21	37
Investment income (loss), net	$79	$174

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Note 6: Goodwill

The changes in the carrying amount of goodwill by business segment for the three months ended March 31, 2008 are presented in the table below:

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2007	$12,842	$1,482	$381	$14,705
Settlements or adjustments	6	—	11	17
Acquisitions	145	—	—	145
Balance, March 31, 2008	$12,993	$1,482	$392	$14,867

Acquisitions for the three months ended March 31, 2008 primarily relate to the Insight transaction.

Note 7: Fair Value of Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities as discussed in Note 2. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: Observable inputs such as quoted prices in active markets for identical assets or liabilities

•

Level 2: Inputs other than quoted prices that are observable for the asset or liability, either directly or indirectly; these include quoted prices for similar assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active

•	Level 3: Unobservable inputs that reflect the reporting entity’s own assumptions

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Our financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below:

Recurring Fair Value Measures

	Fair value as of March 31, 2008
(in millions)	Level 1	Level 2	Level 3	Total
Assets:
Trading securities	$1,786	$—	$—	$1,786
Available-for-sale securities	17	628	—	645
Equity warrants	—	—	3	3
Cash surrender value of life insurance policies	—	105	—	105
Interest rate exchange agreements	—	105	—	105
	$1,803	$838	$3	$2,644
Liabilities:
Indexed debt instruments	$—	$59	$—	$59
Prepaid forward sale agreements	—	360	—	360
Interest rate exchange agreements	—	1	—	1
	$—	$420	$—	$420

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Note 8: Stockholders’ Equity

Share-Based Compensation

In March 2008, we granted 21.1 million stock options and 7.3 million restricted share units (“RSUs”) related to our annual management grant program. The fair values associated with these grants were $6.48 per stock option and $18.14 per RSU.

Compensation expense recognized related to stock options awards, RSU awards and employee participation in our Employee Stock Purchase Plan are summarized in the table below:

	Three Months Ended March 31
(in millions)	2008	2007
Stock options	$20	$14
Restricted share units	20	13
Employee stock purchase plan	5	3
Total share-based compensation expense	$45	$30

As of March 31, 2008, there was $361 million and $350 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

Comprehensive Income

Our total comprehensive income is presented in the table below:

	Three Months Ended March 31,
(in millions)	2008	2007
Net income	$732	$837
Holding (losses) gains during the period	(5)	(84)
Reclassification adjustments for losses (gains) included in net income	4	3
Employee benefit obligations	(1)	—
Cumulative translation adjustments	1	6
Comprehensive income	$731	$762

Note 9: Statement of Cash Flows—Supplemental Information

The table below presents the components of operating activities:

	Three Months Ended March 31
(in millions)	2008	2007
Operating Activities:
Net income	$732	$837
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	1,390	1,225
Amortization	229	277
Share-based compensation	62	30
Noncash interest expense (income), net	57	18
Equity in net losses (income) of affiliates, net	35	21
(Gains) losses on investments and noncash other (income) expense, net	(316)	(651)
Noncash contribution expense	—	3
Minority interest	6	(4)
Deferred income taxes	232	103
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	162	212
Change in accounts payable and accrued expenses related to trade creditors	(144)	51
Change in other operating assets and liabilities	(186)	(157)
Net cash provided by (used in) operating activities	$2,259	$1,965

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

The table below presents the cash payments we made for interest and income taxes:

	Three Months Ended March 31
(in millions)	2008	2007
Interest	$708	$662
Income taxes	$20	$34

During the three months ended March 31, 2008, we:

•	exchanged our 50% interest in the Insight Asset Pool for Insight’s 50% interest in the Comcast Asset Pool, which is considered a noncash investing activity

•	recorded a liability of approximately $185 million for a quarterly cash dividend of $0.0625 per common share paid in April 2008, which is considered a noncash financing activity

Note 10: Commitments and Contingencies

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest (see Note 5). The obligations expire between May 2008 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $445 million as of March 31, 2008, at which time there were no quoted market prices for similar agreements. This amount decreased $520 million from December 31, 2007 as a result of the Insight transaction (see Note 4).

Contingencies

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

Our motion to dismiss the Pennsylvania case on the pleadings was denied and classes of Philadelphia Cluster and Chicago Cluster subscribers were certified. Our motion to dismiss the Massachusetts case, which was subsequently transferred to the Eastern District of Pennsylvania, was also denied. We are proceeding with discovery on plaintiffs’ claims concerning the Philadelphia Cluster. Plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The plaintiffs allege that the defendants who produce video programming (including us, among others) have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific “bundled” channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. In December 2007, we filed a motion to dismiss the case. On March 12, 2008, the court granted the motion to dismiss, with permission for the plaintiffs to replead their complaint. On March 20, 2008, the plaintiffs served an amended complaint. We filed a renewed motion to dismiss this amended complaint on April 22, 2008. The court has scheduled a hearing on the motion for June 16, 2008.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Securities and Related Litigation

We and several of our current and former officers have been named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania (“Eastern District”) in January 2008. The alleged class comprises purchasers of our publicly issued securities between February 1, 2007 and December 4, 2007. The plaintiff asserts that during the alleged class period, the defendants violated federal securities laws through alleged material misstatements and omissions relating to forecast results for 2007. The plaintiff seeks unspecified damages.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Note 11: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting. Our financial data by business segment is as follows:

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
Three months ended March 31, 2008
Revenues(g)	$7,916	$363	$183	$(73)	$8,389
Operating income (loss) before depreciation and amortization(h)	3,142	113	(82)	1	3,174
Depreciation and amortization	1,548	54	24	(7)	1,619
Operating income (loss)	1,594	59	(106)	8	1,555
Capital expenditures	1,355	4	72	—	1,431

Three months ended March 31, 2007
Revenues(g)	$6,998	$302	$155	$(67)	$7,388
Operating income (loss) before depreciation and amortization(h)	2,793	65	(95)	—	2,763
Depreciation and amortization	1,440	47	20	(5)	1,502
Operating income (loss)	1,353	18	(115)	5	1,261
Capital expenditures	1,443	4	7	—	1,454

(a)	For the three months ended March 31, 2008 and 2007, Cable segment revenues were derived from the following services:

	Three Months Ended March 31
	2008	2007
Video	59.5%	62.3%
High-speed Internet	22.1	21.8
Phone	7.4	5.0
Advertising	4.3	4.5
Franchise fees	2.8	2.9
Other	3.9	3.5
Total	100%	100%

Subscription revenues received from subscribers who purchase bundled services at a discount rate are allocated proportionately to each service based on the individual service’s price on a stand-alone basis.

(b)	Included in our Cable segment are our regional sports and news networks.

(c)	Programming consists primarily of our consolidated national programming networks, including E!, The Golf Channel, VERSUS, G4 and Style.

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

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

(f)	Included in the Eliminations column are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Programming segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount

•	our Cable segment receives incentives offered by our Programming segment when negotiating programming contracts that are recorded as a reduction of programming expenses

•	our Cable segment generates revenue by selling the use of satellite feeds to our Programming segment

(g)	Non-U.S. revenues were not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

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

QUARTER ENDED MARCH 31, 2008

Note 12: Condensed Consolidating Financial Information

Comcast Corporation and five of our cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast Cable Communications Holdings, Inc. (“CCCH”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), fully and unconditionally guarantee each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Corporation unconditionally guarantees Comcast Holdings’ ZONES due October 2029 and its 10  5/8% Senior Subordinated Debentures due 2012, both of which were issued by Comcast Holdings. Accordingly, we have included Comcast Holdings’ condensed consolidated information for all periods presented. Our condensed consolidating financial information is presented below:

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$635	$—	$635
Investments	—	—	—	—	—	86	—	86
Accounts receivable, net	—	—	—	—	—	1,497	—	1,497
Other current assets	155	7	—	—	—	724	—	886
Total current assets	155	7	—	—	—	2,942	—	3,104
Investments	—	—	—	—	—	5,800	—	5,800
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,823	33,315	40,715	43,768	27,116	1,689	(214,426)	—
Property and equipment, net	267	—	—	—	—	23,682	—	23,949
Franchise rights	—	—	—	—	—	59,447	—	59,447
Goodwill	—	—	—	—	—	14,867	—	14,867
Other intangible assets, net	—	—	—	—	—	4,690	—	4,690
Other noncurrent assets, net	367	21	16	—	29	534	—	967
Total assets	$68,612	$33,343	$40,731	$43,768	$27,145	$113,651	$(214,426)	$112,824
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$210	$5	$—	$—	$—	$2,767	$—	$2,982
Accrued expenses and other current liabilities	635	229	49	42	70	2,046	—	3,071
Current portion of long-term debt	—	1,000	—	303	9	38	—	1,350
Total current liabilities	845	1,234	49	345	79	4,851	—	7,403
Long-term debt, less current portion	19,387	3,304	3,498	2,708	830	282	—	30,009
Deferred income taxes	6,314	—	—	—	939	19,863	—	27,116
Other noncurrent liabilities	1,268	—	—	—	116	5,726	—	7,110
Minority interest	—	—	—	—	—	388	—	388
Stockholders’ Equity:
Common stock	34	—	—	—	—	—	—	34
Other stockholders’ equity	40,764	28,805	37,184	40,715	25,181	82,541	(214,426)	40,764
Total stockholders’ equity	40,798	28,805	37,184	40,715	25,181	82,541	(214,426)	40,798
Total liabilities and stockholders’ equity	$68,612	$33,343	$40,731	$43,768	$27,145	$113,651	$(214,426)	$112,824

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Comcast Corporation

Condensed Consolidating Balance Sheet

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
Stockholders’ Equity:
Common stock	34	—	—	—	—	—	—	34
Other stockholders’ equity	41,306	28,059	36,684	40,240	23,732	83,603	(212,318)	41,306
Total stockholders’ equity	41,340	28,059	36,684	40,240	23,732	83,603	(212,318)	41,340
Total liabilities and stockholders’ equity	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues:
Service revenues	$—	$—	$—	$—	$—	$8,389	$—	$8,389
Management fee revenue	168	53	99	99	—	—	(419)	—
	168	53	99	99	—	8,389	(419)	8,389
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	3,107	—	3,107
Selling, general and administrative	84	53	99	99	4	2,188	(419)	2,108
Depreciation	5	—	—	—	—	1,385	—	1,390
Amortization	—	—	—	—	—	229	—	229
	89	53	99	99	4	6,909	(419)	6,834
Operating income (loss)	79	—	—	—	(4)	1,480	—	1,555
Other Income (Expense):
Interest expense	(323)	(82)	(80)	(56)	(43)	(37)	—	(621)
Investment income (loss), net	(7)	—	—	—	21	65	—	79
Equity in net (losses) income of affiliates, net	895	407	659	696	394	(77)	(3,009)	(35)
Other income (expense)	—	—	—	—	—	268	—	268
	565	325	579	640	372	219	(3,009)	(309)
Income (loss) before income taxes and minority interest	644	325	579	640	368	1,699	(3,009)	1,246
Income tax (expense) benefit	88	27	28	19	9	(679)	—	(508)
Income (loss) before minority interest	732	352	607	659	377	1,020	(3,009)	738
Minority interest	—	—	—	—	—	(6)	—	(6)
Net Income (loss)	$732	$352	$607	$659	$377	$1,014	$(3,009)	$732

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenues:
Service revenues	$—	$—	$—	$—	$—	$7,388	$—	$7,388
Management fee revenue	149	51	79	79	—	—	(358)	—
	149	51	79	79	—	7,388	(358)	7,388
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	2,759	—	2,759
Selling, general and administrative	71	51	79	79	4	1,940	(358)	1,866
Depreciation	1	—	—	—	—	1,224	—	1,225
Amortization	—	—	—	—	—	277	—	277
	72	51	79	79	4	6,200	(358)	6,127
Operating income (loss)	77	—	—	—	(4)	1,188	—	1,261
Other Income (Expense):
Interest expense	(251)	(98)	(81)	(68)	(24)	(46)	—	(568)
Investment income (loss), net	—	—	—	—	(9)	183	—	174
Equity in net (losses) income of affiliates, net	949	381	799	846	331	(34)	(3,293)	(21)
Other income (expense)	1	—	—	—	—	512	—	513
	699	283	718	778	298	615	(3,293)	98
Income (loss) before income taxes and minority interest	776	283	718	778	294	1,803	(3,293)	1,359
Income tax (expense) benefit	61	35	29	21	13	(685)	—	(526)
Income (loss) before minority interest	837	318	747	799	307	1,118	(3,293)	833
Minority interest	—	—	—	—	—	4	—	4
Net Income (loss)	$837	$318	$747	$799	$307	$1,122	$(3,293)	$837

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(202)	$(116)	$(73)	$(99)	$(12)	$2,761	$—	$2,259
Financing Activities
Proceeds from borrowings	189	—	—	—	—	3	—	192
Retirements and repayments of debt	—	(150)	—	—	(55)	(13)	—	(218)
Repurchases of common stock	(1,000)	—	—	—	—	—	—	(1,000)
Issuances of common stock	10	—	—	—	—	—	—	10
Other	10	—	—	—	(19)	(19)	—	(28)
Net cash provided by (used in) financing activities	(791)	(150)	—	—	(74)	(29)	—	(1,044)
Investing Activities
Net transactions with affiliates	1,062	266	73	99	86	(1,586)	—	—
Capital expenditures	(69)	—	—	—	—	(1,362)	—	(1,431)
Cash paid for intangible assets	—	—	—	—	—	(126)	—	(126)
Acquisitions, net of cash acquired	—	—	—	—	—	(29)	—	(29)
Proceeds from sales of investments	—	—	—	—	—	49	—	49
Purchases of investments	—	—	—	—	—	(26)	—	(26)
Other	—	—	—	—	—	20	—	20
Net cash provided by (used in) investing activities	993	266	73	99	86	(3,060)	—	(1,543)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	(328)	—	(328)
Cash and cash equivalents, beginning of period	—	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$635	$—	$635

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(202)	$(71)	$(78)	$(147)	$(21)	$2,484	$—	$1,965
Financing Activities
Proceeds from borrowings	—	—	—	—	—	3	—	3
Retirements and repayments of debt	(200)	—	—	(226)	—	(278)	—	(704)
Repurchases of common stock	(500)	—	—	—	—	—	—	(500)
Issuances of common stock	218	—	—	—	—	—	—	218
Other	16	—	—	—	—	(12)	—	4
Net cash provided by (used in) financing activities	(466)	—	—	(226)	—	(287)	—	(979)
Investing Activities
Net transactions with affiliates	601	71	78	373	21	(1,144)	—	—
Capital expenditures	(3)	—	—	—	—	(1,451)	—	(1,454)
Cash paid for intangible assets	—	—	—	—	—	(118)	—	(118)
Acquisitions, net of cash acquired	—	—	—	—	—	(9)	—	(9)
Proceeds from sales of investments	—	—	—	—	—	392	—	392
Purchases of investments	—	—	—	—	—	(21)	—	(21)
Other	—	—	—	—	—	22	—	22
Net cash provided by (used in) investing activities	598	71	78	373	21	(2,329)	—	(1,188)
Increase (decrease) in cash and cash equivalents	(70)	—	—	—	—	(132)	—	(202)
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$7	$—	$—	$—	$—	$1,030	$—	$1,037

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest cable operator in the United States and offer a variety of entertainment and communications products and services. As of March 31, 2008, our cable systems served approximately 24.7 million video subscribers, 14.1 million high-speed Internet subscribers and 5.2 million phone subscribers and passed approximately 49.9 million homes in 39 states and the District of Columbia.

We classify our operations in two reportable segments: Cable and Programming. Our Cable segment, which generates approximately 95% of our consolidated revenue, manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”). The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising and the operation of our regional sports and news networks. Our Programming segment consists primarily of our consolidated national programming networks, including E!, The Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is earned primarily from the sale of advertising and from monthly per subscriber license fees paid by multichannel video programming distributors.

Highlights and business developments for the three months ended March 31, 2008 include the following:

•	consolidated revenue increased 13.5% to approximately $8.4 billion and consolidated operating income increased 23.3% to approximately $1.6 billion

•

Cable segment revenue increased 13.1% to approximately $7.9 billion and operating income before depreciation and amortization increased 12.5% to approximately $3.1 billion, both driven by growth in subscribers, acquisitions and the success of our bundled offerings

•	repurchase of approximately 53 million shares of our Class A and Class A Special common stock under our Board-authorized share repurchase program for approximately $1.0 billion

•

acquisition of the cable systems serving Illinois and Indiana (approximately 696,000 video subscribers), resulting from the dissolution of Insight Midwest, LP (the “Insight transaction”), in January 2008

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2008	2007
Revenues	$8,389	$7,388	13.5%
Costs and expenses:
Operating, selling, general and administrative expenses (excluding depreciation and amortization)	5,215	4,625	12.7
Depreciation	1,390	1,225	13.4
Amortization	229	277	(17.1)
Operating income	1,555	1,261	23.3
Other income (expense) items, net	(309)	98	(415.7)
Income before income taxes and minority interest	1,246	1,359	(8.3)
Income tax expense	(508)	(526)	(3.5)
Income before minority interest	738	833	(11.4)
Minority interest	(6)	4	n/m
Net Income	$732	$837	(12.5)

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Consolidated Revenues

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenues for the three months ended March 31, 2008 compared to the same period in 2007. Cable segment and Programming segment revenues are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, primarily the growth of Comcast Interactive Media and Comcast Spectacor.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three months ended March 31, 2008 compared to the same period in 2007. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately below in “Segment Operating Results.” The remaining changes relate to our other business activities, including expanding our Comcast Interactive Media business and Comcast Spectacor.

Consolidated Depreciation and Amortization

The increase in depreciation expense for the three months ended March 31, 2008 compared to the same period in 2007 is primarily a result of the increase in property and equipment and the depreciation associated with the cable systems acquired in the Insight transaction.

The decrease in amortization expense for the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to the customer relationship intangible assets associated with the AT&T Broadband acquisition in 2002 being fully amortized.

Segment Operating Results

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 11). You should not consider this measure a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Cable Segment Operating Results

The table below presents our Cable segment operating results:

	Three Months Ended March 31,		Increase/(Decrease)
(in millions)	2008	2007	$	%
Video	$4,706	$4,362	$344	7.9%
High-speed Internet	1,750	1,527	223	14.6
Phone	587	353	234	66.5
Advertising	344	313	31	9.7
Other	305	242	63	25.8
Franchise fees	224	201	23	11.5
Revenues	7,916	6,998	918	13.1
Operating expenses	2,909	2,550	359	14.1
Selling, general and administrative expenses	1,865	1,655	210	12.7
Operating income before depreciation and amortization	$3,142	$2,793	$349	12.5%

Cable Segment Revenues

Video    Our video revenues continued to grow due to rate increases, subscriber growth in our digital cable services, including the demand for digital features such as on demand, DVR and HDTV, and the addition of the cable systems acquired in the Insight transaction. During the three months ended March 31, 2008, we added approximately 494,000 digital cable subscribers. As of March 31, 2008, approximately 65% of our 24.7 million video subscribers subscribed to at least one of our digital cable services. During the three months ended March 31, 2008, the number of basic subscribers decreased by approximately 57,000 primarily as a result of increased competition in our service areas. Our average monthly video revenue per video subscriber increased from approximately $61 as of December 31, 2007 to approximately $63 during the three months ended March 31, 2008, which has been impacted by additional promotional offers.

High-Speed Internet    The increase in high-speed Internet revenue for the three months ended March 31, 2008 compared to the same period in 2007 reflects an increase in subscribers and the addition of the cable systems acquired in the Insight transaction. During the three months ended March 31, 2008, we added approximately 492,000 high-speed Internet subscribers. Average monthly revenue per subscriber has declined slightly as a result of additional promotional offers.

Phone    Our phone revenues increased as a result of subscriber growth in our digital phone service, partially offset by the loss of circuit-switched phone subscribers. During the three months ended March 31, 2008, we added 639,000 digital phone subscribers. The number of circuit-switched phone subscribers will continue to decrease as we phase out this service during 2008.

Advertising    The increase in advertising revenue for the three months ended March 31, 2008 compared to the same period in 2007 is primarily due to one additional week in the broadcast advertising calendar, an increase in political advertising related to the U.S. primary elections and the addition of the cable systems acquired in the Insight transaction. Absent this growth, advertising revenue decreased, reflecting softness in the advertising marketplace, particularly in the automobile and housing-related industries.

Other    We also generate revenues from our regional sports and news networks, video installation services, commissions from third-party electronic retailing and fees for other services, such as providing businesses with data connectivity and networked applications. The increase in other revenue for the three months ended March 31, 2008 compared to the same period in 2007 is primarily a result of the regional sports network acquisitions of Comcast SportsNet Bay Area and Comcast SportsNet New England.

Franchise Fees    The increase in franchise fees collected from our cable subscribers for the three months ended March 31, 2008 compared to the same period in 2007 is primarily a result of the increases in our revenues upon which the fees apply.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Cable Segment Operating Expenses

Operating expenses increased primarily as a result of growth in the number of subscribers to our cable services and the addition of the cable systems acquired in the Insight transaction. The remaining increases were primarily a result of costs associated with the delivery of these services and additional personnel to handle service calls and provide customer support.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased primarily as a result of growth in the number of subscribers to our cable services. The remaining increase was primarily a result of additional employees needed to provide customer and other administrative services, as well as additional marketing costs associated with attracting new subscribers.

Programming Segment Operating Results

The table below presents our Programming segment operating results:

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2008	2007	$	%
Revenues	$363	$302	$61	20.1%
Operating, selling, general and administrative expenses	250	237	13	5.1
Operating income before depreciation and amortization	$113	$65	$48	75.6%

The increase in revenues for the three months ended March 31, 2008 compared to the same period in 2007 is primarily a result of increases in advertising revenues, including one additional week in the broadcast advertising calendar, and license fee revenues. For the three months ended March 31, 2008 and 2007, approximately 13% and 14%, respectively, of our Programming segment revenues were generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented in the table above.

Consolidated Other Income (Expense) Items

	Three Months Ended March 31
(in millions)	2008	2007
Interest expense	$(621)	$(568)
Investment income (loss), net	79	174
Equity in net (losses) income of affiliates, net	(35)	(21)
Other income (expense)	268	513
Total	$(309)	$98

Interest Expense

The increase in interest expense for the three months ended March 31, 2008 compared to the same period in 2007 is primarily the result of an increase in our average debt outstanding and early extinguishment costs associated with the repayment and redemption of certain debt obligations.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2008 and 2007 are presented in a table in Note 5 to our consolidated financial statements.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

Other Income (Expense)

Other income for the three months ended March 31, 2008 consists primarily of a gain of approximately $235 million on the sale of our 50% interest in the Insight Asset Pool in connection with the Insight transaction (see Note 4). Other income for the three months ended March 31, 2007 consists primarily of a gain of approximately $500 million on the sale of our 50% interest in the Kansas City Asset Pool in connection with the Texas and Kansas City Cable Partners transaction.

Income Tax Expense

Income tax expense for the three months ended March 31, 2008 and 2007 reflect income tax rates higher than the federal statutory rate primarily as a result of state income taxes and interest on uncertain tax positions. We expect our 2008 annual effective tax rate to be in the range of 40% to 45%.

Liquidity and Capital Resources

Our businesses generate significant cash flow from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. We anticipate continuing to use a substantial portion of our cash flow to fund our capital expenditures, invest in business opportunities and return capital to investors through stock repurchases and dividends. The credit markets have been and continue to be volatile due primarily to difficulties in the residential mortgage markets as well as the slowing economy. We do not hold any cash equivalents or short-term investments whose liquidity or value has been affected by these negative trends in the financial markets.

Operating Activities

Details of net cash provided by operating activities are presented in the table below:

	Three Months Ended March 31,
(in millions)	2008	2007
Operating income	$1,555	$1,261
Depreciation and amortization	1,619	1,502
Operating income before depreciation and amortization	3,174	2,763
Noncash share-based compensation and contribution expense	62	33
Changes in operating assets and liabilities	(279)	(158)
Cash basis operating income	2,957	2,638
Payments of interest	(708)	(662)
Payments of income taxes	(20)	(34)
Proceeds from interest, dividends and other nonoperating items	31	39
Excess tax benefit under SFAS No. 123R presented in financing activities	(1)	(16)
Net cash provided by operating activities	$2,259	$1,965

Changes in operating assets and liabilities for the three months ended March 31, 2008 increased primarily due to the upfront payment of a long-term programming rights agreement. The increase in interest payments for the three months ended March 31, 2008 compared to the same period in 2007 was primarily a result of an increase in our average debt outstanding.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2008 consisted primarily of cash paid for the repurchase of approximately 53 million shares of our Class A and Class A Special common stock for $1.0 billion (recognized on a settlement date or cash basis).

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. In January 2008, we entered into an amended and restated revolving bank credit facility that may be used for general corporate purposes. This amendment increased the size of the credit facility from $5.0 billion to $7.0 billion and extended the maturity of the loan commitment from October 2010 to January 2013. As of March 31, 2008, amounts available under our facilities totaled approximately $6.2 billion.

Share Repurchase Program and Dividends

As of March 31, 2008, the maximum dollar value of shares that may be repurchased under our Board-authorized share repurchase program is approximately $5.9 billion. We expect to fully utilize our remaining share repurchase authorization by the end of 2009, subject to market conditions. In February 2008, our Board of Directors approved a quarterly dividend of $0.0625 per share, totaling approximately $185 million. This amount was paid in April 2008 and represents the first payment of a planned annual dividend of $0.25 per share.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2008 consisted primarily of cash paid for capital expenditures of $1.4 billion and cash paid for intangible assets of $126 million. Our most significant recurring investing activity has been capital expenditures and we expect that this will continue in the future.

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

For a full discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2007 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There have been no significant changes to the information required under this item from what was disclosed in our 2007 Annual Report on Form 10-K.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our chief executive officer and our chief financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) or 15d-15(e)) as of the end of the period covered by this report, have concluded, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, that our disclosure controls and procedures were effective.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

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

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

A summary of our repurchases under our Board-authorized share repurchase program during the three months ended March 31, 2008 is as follows:

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(a)
January 1-31, 2008	132,021	$17.07	—	$—	$6,906,133,015
February 1-29, 2008	14,622,184	$17.10	14,622,184	$250,000,000	$6,656,133,015
March 1-31, 2008	38,486,247	$19.49	38,486,247	$750,000,000	$5,906,133,015
Total	53,240,452	$18.83	53,108,431	$1,000,000,000	$5,906,133,015

(a)

In 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. As of March 31, 2008, the maximum dollar value of shares that is available under our Board-authorized share repurchase program was approximately $5.9 billion. We plan to fully utilize our remaining share repurchase authorization by the end of 2009, subject to market conditions.

The total number of shares purchased during the three months ended March 31, 2008 includes 132,021 shares received in the administration of employee share-based compensation plans.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

ITEM 6: EXHIBITS

(a)  Exhibits required to be filed by Item 601 of Regulation S-K:

10.1	*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective March 24, 2008.

10.2	*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective March 24, 2008.

31		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32		Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

COMCAST CORPORATION AND SUBSIDIARIES — FORM 10-Q

QUARTER ENDED MARCH 31, 2008

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: May 1, 2008