Form 10-Q
period 2008-06-30
COMCAST CORP
filed 2008-07-30
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2008

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

Yes ☐ No ☒

As of June 30, 2008, there were 2,058,872,104 shares of our Class A Common Stock, 849,856,706 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2008. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below. Actual events or our actual results may differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements.

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$1,767	$963
Investments	295	98
Accounts receivable, less allowance for doubtful accounts of $183 and $181	1,665	1,645
Other current assets	920	961
Total current assets	4,647	3,667
Investments	5,366	7,963
Property and equipment, net of accumulated depreciation of $21,574 and $19,808	23,833	23,624
Franchise rights	59,449	58,077
Goodwill	15,074	14,705
Other intangible assets, net of accumulated amortization of $7,554 and $6,977	4,614	4,739
Other noncurrent assets, net	914	642
Total assets	$113,897	$113,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,027	$3,336
Accrued expenses and other current liabilities	3,173	3,121
Current portion of long-term debt	1,889	1,495
Total current liabilities	8,089	7,952
Long-term debt, less current portion	30,624	29,828
Deferred income taxes	27,292	26,880
Other noncurrent liabilities	7,207	7,167
Minority interest	348	250
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,424,332,854 and 2,419,025,659; outstanding, 2,058,872,104 and 2,053,564,909	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 920,791,470 and 1,018,960,463; outstanding, 849,856,706 and 948,025,699	9	10
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,913	41,688
Retained earnings	6,967	7,191
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(59)	(56)
Total stockholders’ equity	40,337	41,340
Total liabilities and stockholders’ equity	$113,897	$113,417

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2008	2007	2008	2007
Revenue	$8,553	$7,712	$16,942	$15,100
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,091	2,754	6,198	5,513
Selling, general and administrative	2,111	1,946	4,219	3,812
Depreciation	1,371	1,252	2,761	2,477
Amortization	230	292	459	569
	6,803	6,244	13,637	12,371
Operating income	1,750	1,468	3,305	2,729
Other Income (Expense):
Interest expense	(618)	(550)	(1,239)	(1,118)
Investment income (loss), net	(70)	126	9	300
Equity in net (losses) income of affiliates, net	(13)	(16)	(48)	(37)
Other income (expense)	25	1	293	514
	(676)	(439)	(985)	(341)
Income before income taxes and minority interest	1,074	1,029	2,320	2,388
Income tax expense	(455)	(453)	(963)	(979)
Income before minority interest	619	576	1,357	1,409
Minority interest	13	12	7	16
Net income	$632	$588	$1,364	$1,425

Basic earnings per common share	$0.21	$0.19	$0.46	$0.46
Diluted earnings per common share	$0.21	$0.19	$0.46	$0.45
Dividends declared per common share	$0.0625	$—	$0.1250	$—

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2008	2007
Net cash provided by operating activities	$4,928	$3,907
Financing Activities:
Proceeds from borrowings	2,009	590
Retirements and repayments of debt	(831)	(1,320)
Repurchases of common stock	(1,979)	(1,252)
Dividends paid	(185)	—
Issuances of common stock	42	334
Other	(135)	52
Net cash provided by (used in) financing activities	(1,079)	(1,596)
Investing Activities:
Capital expenditures	(2,731)	(3,058)
Cash paid for intangible assets	(245)	(229)
Acquisitions, net of cash acquired	(331)	(770)
Proceeds from sales of investments	320	1,288
Purchases of investments	(41)	(52)
Proceeds from sales (purchases) of short-term investments	—	56
Other	(17)	43
Net cash provided by (used in) investing activities	(3,045)	(2,722)
Increase (decrease) in cash and cash equivalents	804	(411)
Cash and cash equivalents, beginning of period	963	1,239
Cash and cash equivalents, end of period	$1,767	$828

See notes to condensed consolidated financial statements.

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

Note 2: Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after March 15, 2008. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities. We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of January 1, 2009. See Note 8 for further details regarding the adoption of this standard.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which provides the option to report certain financial assets and financial liabilities at fair value, with the intent to mitigate the volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends SFAS No. 95, “Statement of Cash Flows,” (“SFAS No. 95”) and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. Effective January 1, 2008, we adopted SFAS No. 159. We have not elected the fair value option for any financial assets or financial liabilities. Upon adoption, we reclassified for the six months ended June 30, 2007 and the year ended December 31, 2007 approximately $483 million and $603 million, respectively, of proceeds from the sale of trading securities within our statement of cash flows from operating activities to investing activities. The adoption of SFAS No. 159 had no effect on our statement of cash flows for the year ended December 31, 2006. We will classify proceeds from future sales based on the nature of the securities and the purpose for which they were acquired.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). It requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009.

EITF Issue No. 06-10

In March 2007, the Emerging Issues Task Force (“EITF”) reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements. We adopted EITF 06-10 on January 1, 2008, at which time we adjusted beginning retained earnings and recorded a liability of approximately $130 million.

Note 3: Earnings Per Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income for common stockholders by the weighted-average number of common shares outstanding during the period. Diluted earnings per common share (“Diluted EPS”) considers the impact of potentially dilutive securities except in periods where there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”).

Diluted EPS for the three and six months ended June 30, 2008 excludes approximately 146 million and 165 million potential common shares, respectively, related to our share-based compensation plans, because their inclusion would have had an antidilutive effect. For the three and six months ended June 30, 2007, Diluted EPS excluded approximately 39 million potential common shares.

Computation of Diluted EPS

	Three Months Ended June 30
	2008			2007
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$632	2,957	$0.21	$588	3,113	$0.19
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		13			34
Diluted EPS	$632	2,970	$0.21	$588	3,147	$0.19

	Six Months Ended June 30
	2008			2007
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$1,364	2,983	$0.46	$1,425	3,119	$0.46
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		12			36
Diluted EPS	$1,364	2,995	$0.46	$1,425	3,155	$0.45

Note 4: Acquisitions and Other Significant Events

Insight Midwest Partnership

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, a 50%-50% cable system partnership with Insight (the “Insight transaction”). On December 31, 2007, we contributed approximately $1.3 billion to Insight Midwest for our share of the partnership’s debt. On January 1, 2008, the distribution of the assets of Insight Midwest was completed without the assumption of any of Insight’s debt by us and we received cable systems serving approximately 696,000 video subscribers in Illinois and Indiana (the “Comcast asset pool”). Insight received cable systems serving approximately 652,000 video subscribers, together with approximately $1.24 billion of debt allocated to those cable systems (the “Insight asset pool”). We accounted for our interest in Insight Midwest as an equity method investment until the Comcast asset pool was distributed to us on January 1, 2008. We accounted for the distribution of assets by Insight Midwest as a sale of our 50% interest in the Insight asset pool in exchange for our acquiring an additional 50% interest in the Comcast asset pool. The estimated fair value of the 50% interest of the Comcast asset pool we received was approximately $1.2 billion and resulted in a pretax gain of approximately $235 million, which is included in other income (expense). We recorded our 50% interest in the Comcast Asset Pool as a step acquisition in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”). The valuation of assets and estimated gain are based on preliminary valuations. Refinements may occur as the valuations are finalized. The exchange of our 50% interest in the Insight asset pool for Insight’s 50% interest in the Comcast asset pool is a noncash investing activity.

Unaudited Pro Forma Information

The following unaudited pro forma information has been presented as if the Insight transaction had occurred on January 1, 2007. It is based on historical results of operations, adjusted for purchase price allocations, and is not necessarily indicative of what the results would have been had we operated the cable systems since January 1, 2007.

(in millions, except per share data)	Three Months Ended June 30, 2007	Six Months Ended June 30, 2007
Revenue	$7,882	$15,432
Net income	$600	$1,446
Basic EPS	$0.19	$0.46
Diluted EPS	$0.19	$0.46

Note 5: Investments

(in millions)	June 30, 2008	December 31, 2007
Fair value method	$2,156	$2,701
Equity method, primarily SpectrumCo, LLC at June 30, 2008 and Insight Midwest and SpectrumCo, LLC at December 31, 2007	1,800	3,682
Cost method, primarily AirTouch	1,705	1,678
Total investments	5,661	8,061
Less: Current investments	295	98
Noncurrent investments	$5,366	$7,963

We accounted for our interest in Insight Midwest as an equity method investment until January 1, 2008, the date the Comcast asset pool was distributed to us (see Note 4).

Components of Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Interest and dividend income	$18	$34	$37	$90
Gains on sales and exchanges of investments, net	2	57	13	99
Investment impairment losses	—	(2)	(2)	(3)
Unrealized gains (losses) on trading securities and hedged items	(26)	277	(290)	493
Mark to market adjustments on derivatives related to trading securities and hedged items	(21)	(243)	273	(419)
Mark to market adjustments on derivatives	(43)	3	(22)	40
Investment income (loss), net	$(70)	$126	$9	$300

Note 6: Goodwill

The changes in the carrying amount of goodwill by business segment for the six months ended June 30, 2008 are presented in the table below.

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2007	$12,842	$1,482	$381	$14,705
Settlements and adjustments	12	—	5	17
Acquisitions	304	38	10	352
Balance, June 30, 2008	$13,158	$1,520	$396	$15,074

Acquisitions for the six months ended June 30, 2008 primarily relate to the Insight transaction, the acquisition of an additional interest in Pacific Regional Programming Partners, which operates the Comcast SportsNet Bay Area network, and various other smaller acquisitions.

Note 7: Long-Term Debt

In May 2008, we issued $1.0 billion principal amount of 5.70% notes due 2018 and $1.0 billion principal amount of 6.40% notes due 2038. We used the net proceeds of this offering for the repayment of certain debt obligations, repurchases of our common stock, working capital and general corporate purposes.

Note 8: Fair Value of Financial Assets and Financial Liabilities

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their placement within the fair value hierarchy. Our financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair value as of June 30, 2008
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$1,759	$—	$—	$1,759
Available-for-sale securities	16	378	—	394
Equity warrants	—	—	3	3
Cash surrender value of life insurance policies	—	140	—	140
Interest rate exchange agreements	—	31	—	31
	$1,775	$549	$3	$2,327

Liabilities
Indexed debt instruments	$—	$102	$—	$102
Prepaid forward sale agreements	—	381	—	381
Interest rate exchange agreements	—	17	—	17
	$—	$500	$—	$500

Note 9: Stockholders’ Equity

Share-Based Compensation

Our Board of Directors may grant share-based awards, in the form of stock options and RSUs, to certain employees and directors. Additionally, through our employee stock purchase plan, employees are able to purchase shares of Comcast stock at a discount through payroll deductions.

In March 2008, we granted 21.1 million stock options and 7.3 million RSUs related to our annual management grant program. The fair values associated with these grants were $6.48 per stock option and $18.14 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Stock options	$24	$23	$44	$37
Restricted share units	23	21	43	34
Employee stock purchase plan	3	4	8	7
Total share-based compensation expense	$50	$48	$95	$78

As of June 30, 2008, there was $341 million and $330 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

Comprehensive Income

Our total comprehensive income is presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Net income	$632	$588	$1,364	$1,425
Holding (losses) gains during the period	(5)	11	(10)	—
Reclassification adjustments for losses (gains) included in net income	2	(53)	6	(93)
Employee benefit obligations	—	—	(1)	—
Cumulative translation adjustments	1	1	2	7
Comprehensive income	$630	$547	$1,361	$1,339

Note 10: Statement of Cash Flows—Supplemental Information

Components of Operating Activities

	Six Months Ended June 30
(in millions)	2008	2007
Net income	$1,364	$1,425
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,761	2,477
Amortization	459	569
Share-based compensation	123	78
Noncash interest expense (income), net	132	49
Equity in net losses (income) of affiliates, net	48	37
(Gains) losses on investments and noncash other (income) expense, net	(243)	(746)
Noncash contribution expense	—	8
Minority interest	(7)	(16)
Deferred income taxes	403	197
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(7)	72
Change in accounts payable and accrued expenses related to trade creditors	(69)	(80)
Change in other operating assets and liabilities	(36)	(163)
Net cash provided by operating activities	$4,928	$3,907

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Interest	$408	$416	$1,116	$1,078
Income taxes	$335	$613	$355	$647

Noncash Financing and Investing Activities

During the six months ended June 30, 2008, we:

•	exchanged our 50% interest in the Insight asset pool for Insight’s 50% interest in the Comcast asset pool, which is a noncash investing activity

•	recorded a liability of approximately $182 million for a quarterly cash dividend of $0.0625 per common share paid in July 2008, which is a noncash financing activity

Note 11: Commitments and Contingencies

Commitments

Certain of our subsidiaries support debt compliance with respect to obligations of certain cable television partnerships and investments in which we hold an ownership interest. The obligations expire between September 2008 and March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligations under such commitments. The total notional amount of our commitments was $445 million as of June 30, 2008, at which time there were no quoted market prices for similar agreements. This amount reflects a decrease of $520 million from December 31, 2007 as a result of the Insight transaction (see Note 4).

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

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific “bundled” channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. We and the other defendants filed motions to dismiss an amended complaint in April 2008. In June 2008, the Central District denied the motions to dismiss. In July 2008, we and the other defendants filed motions to certify certain issues decided in the Central District’s June 2008 order for interlocutory appeal to the Ninth Circuit Court of Appeals. The Central District has scheduled a hearing on these motions for August 4, 2008.

Securities and Related Litigation

We and several of our current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania (“Eastern District”) in January 2008. We filed a motion to dismiss the case in February 2008. The plaintiff did not respond, but instead sought leave to amend the complaint, which the court granted. The plaintiff filed an amended complaint in May 2008 naming only us and two current officers as defendants. The alleged class comprises purchasers of our publicly issued securities between February 1, 2007 and December 4, 2007. The plaintiff asserts that during the alleged class period, the defendants violated federal securities laws through alleged material misstatements and omissions relating to forecast results for 2007. The plaintiff seeks unspecified damages. In June 2008, we filed a motion to dismiss the amended complaint. The court has not yet scheduled a hearing on the motion.

We, our directors and one of our current officers have also been named as defendants in a separate purported class action lawsuit filed in the Eastern District in February 2008. The alleged class comprises participants in our retirement-investment (401(k)) plan that invested in the plan’s company stock account. The plaintiff asserts that the defendants breached their fiduciary duties in managing the plan. The plaintiff seeks unspecified damages. The plaintiff filed an amended complaint in June 2008, and in July 2008 we filed a motion to dismiss the amended complaint.

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

* * *

We believe the claims in each of the actions described above in this item are without merit and intend to defend the actions vigorously. The final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. The amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or cash flows.

Note 12: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting, although over 95% of our assets relate to our Cable segment. Our financial data by business segment is presented below.

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
Three months ended June 30, 2008
Revenue(g)	$8,100	$366	$142	$(55)	$8,553
Operating income (loss) before depreciation and amortization(h)	3,362	89	(98)	(2)	3,351
Depreciation and amortization	1,537	45	27	(8)	1,601
Operating income (loss)	1,825	44	(125)	6	1,750
Capital expenditures	1,254	6	40	—	1,300

Three months ended June 30, 2007
Revenue(g)	$7,330	$334	$103	$(55)	$7,712
Operating income (loss) before depreciation and amortization(h)	3,031	75	(92)	(2)	3,012
Depreciation and amortization	1,471	46	32	(5)	1,544
Operating income (loss)	1,560	29	(124)	3	1,468
Capital expenditures	1,586	10	8	—	1,604

Six months ended June 30, 2008
Revenue(g)	$16,016	$729	$325	$(128)	$16,942
Operating income (loss) before depreciation and amortization(h)	6,504	202	(180)	(1)	6,525
Depreciation and amortization	3,085	99	51	(15)	3,220
Operating income (loss)	3,419	103	(231)	14	3,305
Capital expenditures	2,609	10	112	—	2,731

Six months ended June 30, 2007
Revenue(g)	$14,328	$636	$258	$(122)	$15,100
Operating income (loss) before depreciation and amortization(h)	5,824	140	(187)	(2)	5,775
Depreciation and amortization	2,911	93	52	(10)	3,046
Operating income (loss)	2,913	47	(239)	8	2,729
Capital expenditures	3,029	14	15	—	3,058

(a)	For the three and six months ended June 30, 2008 and 2007, Cable segment revenue was derived from the following services:

	Three Months Ended June 30		Six Months Ended June 30
	2008	2007	2008	2007
Video	58.4%	60.9%	58.9%	61.6%
High-speed Internet	22.1	21.7	22.1	21.7
Phone	7.9	5.7	7.7	5.4
Advertising	4.9	5.4	4.6	5.0
Franchise fees	2.8	2.9	2.8	2.9
Other	3.9	3.4	3.9	3.4
Total	100%	100%	100%	100%

Subscription revenue received from subscribers who purchase bundled services at a discounted rate is allocated proportionately to each service based on the individual service’s price on a stand-alone basis.

(b)	Our Cable segment includes our regional sports and news networks.

(c)	Programming consists primarily of our consolidated national programming networks, including E!, The Golf Channel, VERSUS, G4 and Style.

(d)

Corporate and Other includes Comcast Spectacor, Comcast Interactive Media, a portion of the operating results of our less than wholly owned technology development ventures (see “(e)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

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

(f)	Included in the Eliminations column are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Programming segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount

•	our Cable segment receives incentives offered by our Programming segment when negotiating programming contracts that are recorded as a reduction to programming expenses

•	our Cable segment generates revenue by selling the use of satellite feeds to our Programming segment

(g)	Non-U.S. revenue was not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

(h)

To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our business segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

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

Comcast Corporation unconditionally guarantees Comcast Holdings’ ZONES due October 2029 and its 10 5/8% senior subordinated debentures due 2012, both of which were issued by Comcast Holdings. Accordingly, we have included Comcast Holdings’ condensed consolidated financial information for all periods presented. Our condensed consolidating financial information is presented below.

Comcast Corporation

Condensed Consolidating Balance Sheet

June 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$1,767	$—	$1,767
Investments	—	—	—	—	—	295	—	295
Accounts receivable, net	—	—	—	—	—	1,665	—	1,665
Other current assets	174	5	—	—	—	741	—	920
Total current assets	174	5	—	—	—	4,468	—	4,647
Investments	—	—	—	—	—	5,366	—	5,366
Investments in and amounts due from subsidiaries eliminated upon consolidation	69,967	33,908	41,342	44,443	26,096	3,457	(219,213)	—
Property and equipment, net	292	—	—	—	—	23,541	—	23,833
Franchise rights	—	—	—	—	—	59,449	—	59,449
Goodwill	—	—	—	—	—	15,074	—	15,074
Other intangible assets, net	—	—	—	—	—	4,614	—	4,614
Other noncurrent assets, net	344	9	15	—	23	523	—	914
Total assets	$70,777	$33,922	$41,357	$44,443	$26,119	$116,492	$(219,213)	$113,897
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$197	$—	$—	$—	$—	$2,830	$—	$3,027
Accrued expenses and other current liabilities	781	273	75	98	153	1,793	—	3,173
Current portion of long-term debt	—	1,553	—	301	—	35	—	1,889
Total current liabilities	978	1,826	75	399	153	4,658	—	8,089
Long-term debt, less current portion	20,814	2,543	3,498	2,702	788	279	—	30,624
Deferred income taxes	7,197	—	—	—	783	19,312	—	27,292
Other noncurrent liabilities	1,451	—	—	—	91	5,665	—	7,207
Minority interest	—	—	—	—	—	348	—	348
Stockholders’ Equity:
Common stock	33	—	—	—	—	—	—	33
Other stockholders’ equity	40,304	29,553	37,784	41,342	24,304	86,230	(219,213)	40,304
Total stockholders’ equity	40,337	29,553	37,784	41,342	24,304	86,230	(219,213)	40,337
Total liabilities and stockholders’ equity	$70,777	$33,922	$41,357	$44,443	$26,119	$116,492	$(219,213)	$113,897

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$963	$—	$963
Investments	—	—	—	—	—	98	—	98
Accounts receivable, net	—	—	—	—	—	1,645	—	1,645
Other current assets	100	—	—	—	—	861	—	961
Total current assets	100	—	—	—	—	3,567	—	3,667
Investments	—	—	—	—	—	7,963	—	7,963
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,903	32,760	40,240	43,356	25,815	2,244	(212,318)	—
Property and equipment, net	208	—	—	—	—	23,416	—	23,624
Franchise rights	—	—	—	—	—	58,077	—	58,077
Goodwill	—	—	—	—	—	14,705	—	14,705
Other intangible assets, net	—	—	—	—	—	4,739	—	4,739
Other noncurrent assets, net	281	11	17	—	30	303	—	642
Total assets	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$10	$3	$—	$—	$—	$3,323	$—	$3,336
Accrued expenses and other current liabilities	694	267	75	98	74	1,913	—	3,121
Current portion of long-term debt	—	1,142	—	305	—	48	—	1,495
Total current liabilities	704	1,412	75	403	74	5,284	—	7,952
Long-term debt, less current portion	19,133	3,294	3,498	2,713	908	282	—	29,828
Deferred income taxes	6,256	—	—	—	1,015	19,609	—	26,880
Other noncurrent liabilities	1,059	6	—	—	116	5,986	—	7,167
Minority interest	—	—	—	—	—	250	—	250
Stockholders’ Equity:
Common stock	34	—	—	—	—	—	—	34
Other stockholders’ equity	41,306	28,059	36,684	40,240	23,732	83,603	(212,318)	41,306
Total stockholders’ equity	41,340	28,059	36,684	40,240	23,732	83,603	(212,318)	41,340
Total liabilities and stockholders’ equity	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$8,553	$—	$8,553
Management fee revenue	192	56	103	103	—	—	(454)	—
	192	56	103	103	—	8,553	(454)	8,553
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	3,091	—	3,091
Selling, general and administrative	93	56	103	103	22	2,188	(454)	2,111
Depreciation	5	—	—	—	—	1,366	—	1,371
Amortization	—	—	—	—	—	230	—	230
	98	56	103	103	22	6,875	(454)	6,803
Operating income (loss)	94	—	—	—	(22)	1,678	—	1,750
Other Income (Expense):
Interest expense	(320)	(77)	(82)	(54)	(52)	(33)	—	(618)
Investment income (loss), net	(2)	—	—	—	(43)	(25)	—	(70)
Equity in net (losses) income of affiliates, net	781	370	639	673	296	13	(2,785)	(13)
Other income (expense)	(1)	—	—	—	—	26	—	25
	458	293	557	619	201	(19)	(2,785)	(676)
Income (loss) before income taxes and minority interest	552	293	557	619	179	1,659	(2,785)	1,074
Income tax (expense) benefit	80	29	29	20	41	(654)	—	(455)
Income (loss) before minority interest	632	322	586	639	220	1,005	(2,785)	619
Minority interest	—	—	—	—	—	13	—	13
Net Income (loss)	$632	$322	$586	$639	$220	$1,018	$(2,785)	$632

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$7,712	$—	$7,712
Management fee revenue	159	54	84	84	—	—	(381)	—
	159	54	84	84	—	7,712	(381)	7,712
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	2,754	—	2,754
Selling, general and administrative	74	54	84	84	5	2,026	(381)	1,946
Depreciation	2	—	—	—	—	1,250	—	1,252
Amortization	—	—	—	—	—	292	—	292
	76	54	84	84	5	6,322	(381)	6,244
Operating income (loss)	83	—	—	—	(5)	1,390	—	1,468
Other Income (Expense):
Interest expense	(260)	(91)	(80)	(54)	(23)	(42)	—	(550)
Investment income (loss), net	2	—	5	—	(38)	157	—	126
Equity in net (losses) income of affiliates, net	702	474	412	445	418	(19)	(2,448)	(16)
Other income (expense)	1	—	—	—	—	—	—	1
	445	383	337	391	357	96	(2,448)	(439)
Income (loss) before income taxes and minority interest	528	383	337	391	352	1,486	(2,448)	1,029
Income tax (expense) benefit	60	32	27	21	23	(616)	—	(453)
Income (loss) before minority interest	588	415	364	412	375	870	(2,448)	576
Minority interest	—	—	—	—	—	12	—	12
Net Income (loss)	$588	$415	$364	$412	$375	$882	$(2,448)	$588

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,942	$—	$16,942
Management fee revenue	360	109	202	202	—	—	(873)	—
	360	109	202	202	—	16,942	(873)	16,942
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	6,198	—	6,198
Selling, general and administrative	177	109	202	202	26	4,376	(873)	4,219
Depreciation	10	—	—	—	—	2,751	—	2,761
Amortization	—	—	—	—	—	459	—	459
	187	109	202	202	26	13,784	(873)	13,637
Operating income (loss)	173	—	—	—	(26)	3,158	—	3,305
Other Income (Expense):
Interest expense	(643)	(159)	(162)	(110)	(95)	(70)	—	(1,239)
Investment income (loss), net	(9)	—	—	—	(22)	40	—	9
Equity in net (losses) income of affiliates, net	1,676	777	1,298	1,369	690	(64)	(5,794)	(48)
Other income (expense)	(1)	—	—	—	—	294	—	293
	1,023	618	1,136	1,259	573	200	(5,794)	(985)
Income (loss) before income taxes and minority interest	1,196	618	1,136	1,259	547	3,358	(5,794)	2,320
Income tax (expense) benefit	168	56	57	39	50	(1,333)	—	(963)
Income (loss) before minority interest	1,364	674	1,193	1,298	597	2,025	(5,794)	1,357
Minority interest	—	—	—	—	—	7	—	7
Net Income (loss)	$1,364	$674	$1,193	$1,298	$597	$2,032	$(5,794)	$1,364

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$15,100	$—	$15,100
Management fee revenue	308	105	163	163	—	—	(739)	—
	308	105	163	163	—	15,100	(739)	15,100
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	5,513	—	5,513
Selling, general and administrative	145	105	163	163	9	3,966	(739)	3,812
Depreciation	3	—	—	—	—	2,474	—	2,477
Amortization	—	—	—	—	—	569	—	569
	148	105	163	163	9	12,522	(739)	12,371
Operating income (loss)	160	—	—	—	(9)	2,578	—	2,729
Other Income (Expense):
Interest expense	(511)	(189)	(161)	(122)	(47)	(88)	—	(1,118)
Investment income (loss), net	2	—	5	—	(47)	340	—	300
Equity in net (losses) income of affiliates, net	1,651	855	1,211	1,291	749	(53)	(5,741)	(37)
Other income (expense)	2	—	—	—	—	512	—	514
	1,144	666	1,055	1,169	655	711	(5,741)	(341)
Income (loss) before income taxes and minority interest	1,304	666	1,055	1,169	646	3,289	(5,741)	2,388
Income tax (expense) benefit	121	67	56	42	36	(1,301)	—	(979)
Income (loss) before minority interest	1,425	733	1,111	1,211	682	1,988	(5,741)	1,409
Minority interest	—	—	—	—	—	16	—	16
Net Income (loss)	$1,425	$733	$1,111	$1,211	$682	$2,004	$(5,741)	$1,425

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$13	$(103)	$(94)	$(85)	$61	$5,136	$—	$4,928
Financing Activities:
Proceeds from borrowings	1,998	—	—	—	—	11	—	2,009
Retirements and repayments of debt	(300)	(350)	—	—	(154)	(27)	—	(831)
Repurchases of common stock	(1,979)	—	—	—	—	—	—	(1,979)
Dividends paid	(185)	—	—	—	—	—	—	(185)
Issuances of common stock	42	—	—	—	—	—	—	42
Other	(3)	—	—	—	(53)	(79)	—	(135)
Net cash provided by (used in) financing activities	(427)	(350)	—	—	(207)	(95)	—	(1,079)
Investing Activities:
Net transactions with affiliates	556	453	94	85	146	(1,334)	—	—
Capital expenditures	(104)	—	—	—	—	(2,627)	—	(2,731)
Cash paid for intangible assets	—	—	—	—	—	(245)	—	(245)
Acquisitions, net of cash acquired	—	—	—	—	—	(331)	—	(331)
Proceeds from sales of investments	—	—	—	—	—	320	—	320
Purchases of investments	—	—	—	—	—	(41)	—	(41)
Other	(38)	—	—	—	—	21	—	(17)
Net cash provided by (used in) investing activities	414	453	94	85	146	(4,237)	—	(3,045)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	804	—	804
Cash and cash equivalents, beginning of period	—	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$1,767	$—	$1,767

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(246)	$(122)	$(98)	$(100)	$—	$4,473	$—	$3,907
Financing Activities:
Proceeds from borrowings	575	—	—	—	—	15	—	590
Retirements and repayments of debt	—	(600)	—	(226)	—	(494)	—	(1,320)
Repurchases of common stock	(1,252)	—	—	—	—	—	—	(1,252)
Issuances of common stock	334	—	—	—	—	—	—	334
Other	6	—	—	(8)	—	54	—	52
Net cash provided by (used in) financing activities	(337)	(600)	—	(234)	—	(425)	—	(1,596)
Investing Activities:
Net transactions with affiliates	584	722	98	334	—	(1,738)	—	—
Capital expenditures	(6)	—	—	—	—	(3,052)	—	(3,058)
Cash paid for intangible assets	—	—	—	—	—	(229)	—	(229)
Acquisitions, net of cash acquired	—	—	—	—	—	(770)	—	(770)
Proceeds from sales of investments	—	—	—	—	—	1,288	—	1,288
Purchases of investments	—	—	—	—	—	(52)	—	(52)
Proceeds from sales (purchases) of short-term investments, net	—	—	—	—	—	56	—	56
Other	(36)	—	—	—	—	79	—	43
Net cash provided by (used in) investing activities	542	722	98	334	—	(4,418)	—	(2,722)
Increase (decrease) in cash and cash equivalents	(41)	—	—	—	—	(370)	—	(411)
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$36	$—	$—	$—	$—	$792	$—	$828

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest cable operator in the United States and offer a variety of entertainment and communications products and services. As of June 30, 2008, our cable systems served approximately 24.6 million video subscribers, 14.4 million high-speed Internet subscribers and 5.7 million phone subscribers and passed approximately 50.1 million homes in 39 states and the District of Columbia.

We classify our operations in two reportable segments: Cable and Programming. Our Cable segment, which generates approximately 95% of our consolidated revenue, manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”). The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other revenue sources include advertising and the operation of our regional sports and news networks. Our Programming segment consists primarily of our consolidated national programming networks, including E!, The Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is earned primarily from the sale of advertising and from monthly per subscriber programming license fees.

Highlights and business developments for the six months ended June 30, 2008 include the following:

•	an increase in consolidated revenue of 12.2% to approximately $16.9 billion and an increase in consolidated operating income of 21.1% to approximately $3.3 billion

•

an increase in Cable segment revenue of 11.8% to approximately $16.0 billion and an increase in operating income before depreciation and amortization of 11.7% to approximately $6.5 billion, both driven by growth in subscribers, acquisitions and the success of our bundled offerings

•	the repurchase of approximately 101 million shares of our Class A and Class A Special common stock under our Board-authorized share repurchase program for approximately $2.0 billion

•

the acquisition of cable systems serving Illinois and Indiana (approximately 696,000 video subscribers), as a result of the dissolution of Insight Midwest, LP (the “Insight transaction”), in January 2008

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2008	2007		2008	2007
Revenue	$8,553	$7,712	10.9%	$16,942	$15,100	12.2%
Costs and expenses:
Operating, selling, general and administrative expenses (excluding depreciation and amortization)	5,202	4,700	10.7	10,417	9,325	11.7
Depreciation	1,371	1,252	9.5	2,761	2,477	11.4
Amortization	230	292	(21.1)	459	569	(19.1)
Operating income	1,750	1,468	19.1	3,305	2,729	21.1
Other income (expense) items, net	(676)	(439)	54.0	(985)	(341)	189.0
Income before income taxes and minority interest	1,074	1,029	4.3	2,320	2,388	(2.9)
Income tax expense	(455)	(453)	0.5	(963)	(979)	(1.6)
Income before minority interest	619	576	7.3	1,357	1,409	(3.7)
Minority interest	13	12	19.4	7	16	(50.4)
Net income	$632	$588	7.5%	$1,364	$1,425	(4.3)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for the three and six months ended June 30, 2008 compared to the same period in 2007. Cable segment revenue and Programming segment revenue are discussed separately below in “Segment Operating Results.” The remaining increases relate to our other business activities, primarily growth in Comcast Interactive Media and playoff game revenue generated by Comcast Spectacor’s professional sports teams.

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and six months ended June 30, 2008 compared to the same periods in 2007. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately below in “Segment Operating Results.” The remaining increases relate to our other business activities, including expanding our Comcast Interactive Media business, and Comcast Spectacor.

Consolidated Depreciation and Amortization

The increases in depreciation expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 are primarily a result of the increase in property and equipment and the depreciation associated with the cable systems acquired in the Insight transaction.

The decreases in amortization expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 are primarily due to the customer relationship intangible assets associated with the AT&T Broadband acquisition in 2002 being fully amortized.

Segment Operating Results

To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our business segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 12). This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

	Three Months Ended June 30		Increase/(Decrease)
(in millions)	2008	2007	$	%
Video	$4,726	$4,465	$261	5.8%
High-speed Internet	1,792	1,589	203	12.7
Phone	640	420	220	52.3
Advertising	399	399	—	0.7
Other	316	250	66	25.7
Franchise fees	227	207	20	9.2
Revenue	8,100	7,330	770	10.5
Operating expenses	2,898	2,576	322	12.5
Selling, general and administrative expenses	1,840	1,723	117	6.8
Operating income before depreciation and amortization	$3,362	$3,031	$331	10.9%

	Six Months Ended June 30		Increase/(Decrease)
(in millions)	2008	2007	$	%
Video	$9,432	$8,827	$605	6.9%
High-speed Internet	3,542	3,116	426	13.7
Phone	1,227	773	454	58.8
Advertising	743	712	31	4.6
Other	621	492	129	25.8
Franchise fees	451	408	43	10.3
Revenue	16,016	14,328	1,688	11.8
Operating expenses	5,807	5,126	681	13.3
Selling, general and administrative expenses	3,705	3,378	327	9.7
Operating income before depreciation and amortization	$6,504	$5,824	$680	11.7%

Cable Segment Revenue

Video

Our video revenue continued to grow due to rate increases, subscriber growth in our digital cable services, including the demand for digital features such as On Demand, DVR and HDTV, and the addition of the cable systems acquired in the Insight transaction. During the six months ended June 30, 2008, we added approximately 814,000 digital cable subscribers. As of June 30, 2008, approximately 67% of our 24.6 million video subscribers subscribed to at least one of our digital cable services. During the six months ended June 30, 2008, the number of basic subscribers decreased by approximately 195,000 primarily due to increased competition in our service areas. Our average monthly video revenue per video subscriber increased during the six months ended June 30, 2008 to approximately $64 from approximately $61 as of December 31, 2007. The rate of this growth has slowed due to an increased number of subscribers participating in our bundled and promotional offers.

High-Speed Internet

The increases in high-speed Internet revenue for the three and six months ended June 30, 2008 compared to the same periods in 2007 reflect an increase in subscribers and the addition of the cable systems acquired in the Insight transaction. During the six months ended June 30, 2008, we added approximately 771,000 high-speed Internet subscribers. Average monthly revenue per subscriber has declined slightly as a result of an increased number of subscribers participating in our bundled offers and the introduction of new promotional offers and speed tiers.

Phone

Our phone revenue increased due to subscriber growth in our digital phone service, which was partially offset by the loss of circuit-switched phone subscribers. During the six months ended June 30, 2008, we added 1.2 million digital phone subscribers. The number of circuit-switched phone subscribers will continue to decrease as we phase out this service during 2008.

Advertising

Advertising revenue remained flat for the three months ended June 30, 2008 compared to the same period in 2007. The 2008 revenue amount includes revenue from the cable systems acquired in the Insight transaction and increased political advertising revenue. Absent these items, advertising revenue decreased, reflecting softness in the advertising marketplace, particularly in the automobile and housing-related sectors. The increase in advertising revenue for the six months ended June 30, 2008 compared to the same period in 2007 is primarily due to an increase in political advertising related to the U.S. primary elections, the addition of the cable systems acquired in the Insight transaction and an additional week in the broadcast advertising calendar.

Other

We also generate revenue from our regional sports and news networks, our digital media center, residential video installation services, interactive guide advertising, commissions from third-party electronic retailing and fees for other services. The increases in other revenue for the three and six months ended June 30, 2008 compared to the same periods in 2007 are primarily due to the regional sports network acquisitions of Comcast SportsNet Bay Area and Comcast SportsNet New England.

Franchise Fees

The increases in franchise fees collected from our cable subscribers for the three and six months ended June 30, 2008 compared to the same periods in 2007 are primarily due to the increases in our revenue upon which the fees apply.

Cable Segment Operating Expenses

Operating expenses increased during the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to growth in the number of subscribers to our cable services and the addition of the cable systems acquired in the Insight transaction. The remaining increases were primarily a result of costs associated with the delivery of these services and additional personnel to handle service calls and provide customer support.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased during the three and six months ended June 30, 2008 compared to the same periods in 2007 primarily due to growth in the number of subscribers to our cable services. The remaining increase was primarily a result of additional employees needed to provide customer and other administrative services, as well as additional marketing costs associated with attracting new subscribers.

Programming Segment Operating Results

	Three Months Ended June 30		Increase/(Decrease)
(in millions)	2008	2007	$	%
Revenue	$366	$334	$32	9.6%
Operating, selling, general and administrative expenses	277	259	18	7.5
Operating income before depreciation and amortization	$89	$75	$14	16.8%

	Six Months Ended June 30		Increase/(Decrease)
(in millions)	2008	2007	$	%
Revenue	$729	$636	$93	14.6%
Operating, selling, general and administrative expenses	527	496	31	6.4
Operating income before depreciation and amortization	$202	$140	$62	43.8%

Programming Segment Revenue

The increase in revenue for the three months ended June 30, 2008 compared to the same period in 2007 is primarily a result of increases in advertising revenue, programming license fee revenue and international revenue. The increase in revenue for the six months ended June 30, 2008 compared to the same period in 2007 is primarily a result of increases in advertising revenue, including the impact of an additional week in the 2008 broadcast advertising calendar, programming license fee revenue and international revenue. For the three and six months ended June 30, 2008, approximately 12% of our Programming segment revenue was generated by our Cable segment. For the three and six months ended June 30, 2007, approximately 13% of our Programming segment revenue was generated by our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented in the table above.

Programming Segment Expenses

Expense growth for the three and six months ended June 30, 2008 compared to the same periods in 2007 was favorably impacted by the timing of certain marketing and programming expenses, which are expected to be incurred in the second half of 2008.

Consolidated Other Income (Expense) Items

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2008	2007	2008	2007
Interest expense	$(618)	$(550)	$(1,239)	$(1,118)
Investment income (loss), net	(70)	126	9	300
Equity in net (losses) income of affiliates, net	(13)	(16)	(48)	(37)
Other income (expense)	25	1	293	514
Total	$(676)	$(439)	$(985)	$(341)

Interest Expense

The increases in interest expense for the three and six months ended June 30, 2008 compared to the same periods in 2007 are primarily due to an increase in our average debt outstanding and early extinguishment costs associated with the repayment and redemption of certain debt obligations.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2008 and 2007 are presented in a table in Note 5 to our consolidated financial statements.

Other Income (Expense)

Other income for the six months ended June 30, 2008 includes a gain of approximately $235 million on the sale of our 50% interest in the Insight asset pool in connection with the Insight transaction (see Note 4). Other income for the six months ended June 30, 2007 includes a gain of approximately $500 million on the sale of our 50% interest in the Kansas City asset pool in connection with the dissolution of Texas and Kansas City Cable Partners.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2008 and 2007 reflects income tax rates higher than the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. We expect our 2008 annual effective tax rate to be in the range of 40% to 45%.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.

We anticipate continuing to use a substantial portion of our cash flows to fund our capital expenditures, to invest in business opportunities and to return capital to investors through stock repurchases and dividends. The credit markets have been and continue to be volatile primarily due to difficulties in the residential mortgage markets and also due to the slowing economy. We do not hold any cash equivalents or short-term investments whose liquidity or value has been affected by these negative trends in the financial markets.

Operating Activities

Details of net cash provided by operating activities are presented in the table below.

	Six Months Ended June 30
(in millions)	2008	2007
Operating income	$3,305	$2,729
Depreciation and amortization	3,220	3,046
Operating income before depreciation and amortization	6,525	5,775
Noncash share-based compensation and contribution expense	123	86
Changes in operating assets and liabilities	(293)	(287)
Cash basis operating income	6,355	5,574
Payments of interest	(1,116)	(1,078)
Payments of income taxes	(355)	(647)
Proceeds from interest, dividends received and other nonoperating items	59	81
Excess tax benefit under SFAS No. 123R presented in financing activities	(15)	(23)
Net cash provided by operating activities	$4,928	$3,907

The increase in interest payments for the six months ended June 30, 2008 compared to the same period in 2007 was primarily due to an increase in our average debt outstanding. The decrease in income tax payments was primarily due to the Economic Stimulus Act of 2008, which resulted in a reduction in our tax payments of approximately $315 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2008 consisted primarily of cash paid for the repurchase of approximately 100 million shares of our Class A and Class A Special common stock for $2.0 billion, which represents the activity on a settlement date or cash basis, debt retirements and repayments of $831 million, and dividend payments of $185 million. These cash outflows were partially offset by cash proceeds from borrowings of $2.0 billion.

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. In January 2008, we entered into an amended and restated revolving bank credit facility which may be used for general corporate purposes. This amendment increased the size of the credit facility from $5.0 billion to $7.0 billion and extended the maturity of the loan commitment from October 2010 to January 2013. As of June 30, 2008, amounts available under our facilities totaled approximately $6.7 billion.

Share Repurchase Program and Dividends

As of June 30, 2008, the maximum dollar value of shares that may be repurchased under our Board-authorized share repurchase program was approximately $4.9 billion. We plan to fully use our remaining share repurchase authorization by the end of 2009, subject to market conditions.

In February and May 2008, our Board of Directors approved quarterly dividends of $0.0625 per share as part of our planned annual dividend of $0.25 per share.

Payments of 2008 Quarterly Dividends

(in millions)	Payment Amount	Month of Payment
Three months ended March 31, 2008	$185	April
Three months ended June 30, 2008	$182	July

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2008 consisted primarily of cash paid for capital expenditures of $2.7 billion, acquisitions of $331 million, net of cash acquired, and cash paid for intangible assets of $245 million. These cash outflows were partially offset by proceeds from sales of investments of $320 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

In May 2008, Sprint Nextel entered into an agreement with Clearwire Corporation and an investor group made up of us, Intel, Google, Time Warner Cable and Bright House. Under this agreement, Sprint Nextel and Clearwire Corporation will combine their next-generation wireless broadband businesses to form an independent, publicly traded company called Clearwire that will focus on the deployment of a nationwide 4G wireless network. We, together with the other members of the investment group, have agreed to invest $3.2 billion in Clearwire. Our portion of the investment is $1.05 billion. This transaction is expected to close in late 2008 or early 2009.

Critical Accounting Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes and legal contingencies are critical in the preparation of our consolidated financial statements. We performed our annual impairment testing as of April 1, 2008 and no impairment charge was recorded.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our Board-authorized share repurchase program during the three months ended June 30, 2008.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(a)
April 1-30, 2008	—	$—	—	$—	$5,906,133,015
May 1-31, 2008	15,469,414	$20.22	14,874,681	$300,000,000	$5,606,133,015
June 1-30, 2008	32,250,556	$21.06	33,248,416	$700,086,833	$4,906,046,182
Total	48,719,970	$20.79	48,123,097	$1,000,086,833	$4,906,046,182

(a)

In 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. As of June 30, 2008, the maximum dollar value of shares available under our Board-authorized share repurchase program was approximately $4.9 billion. We plan to fully use our remaining share repurchase authorization by the end of 2009, subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2008 includes 596,873 shares received in the administration of employee share-based compensation plans.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our Annual Meeting of Shareholders on May 14, 2008, the shareholders approved, or did not approve, the following proposals, in each case consistent with the unanimous recommendations of our Board of Directors (numbers represent the aggregate votes cast, with holders of our Class A Common Stock entitled to 0.1384 votes per share and holders of our Class B Common Stock entitled to 15 votes per share):

To elect the following nominees to serve as our directors for one-year terms.

Director	For	Withheld
S. Decker Anstrom	368,258,436	11,170,944
Kenneth J. Bacon	370,901,786	8,527,594
Sheldon M. Bonovitz	370,777,654	8,651,726
Edward D. Breen	370,761,472	8,667,908
Julian A. Brodsky	370,528,773	8,900,607
Joseph J. Collins	368,750,438	10,678,942
J. Michael Cook	370,849,780	8,579,600
Gerald L. Hassell	370,807,795	8,621,585
Jeffrey A. Honickman	370,919,748	8,509,632
Brian L. Roberts	370,012,831	9,416,549
Ralph J. Roberts	370,566,369	8,863,011
Dr. Judith Rodin	368,711,569	10,717,811
Michael I. Sovern	368,461,961	10,967,419

To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2008 fiscal year.

For	Against	Abstain
374,308,528	2,337,480	2,783,372

To approve the amended and restated 2002 Restricted Stock Plan.

For	Against	Abstain
331,451,474	14,760,964	2,915,928

To approve the amended and restated 2003 Stock Option Plan.

For	Against	Abstain
329,860,280	16,344,582	2,923,504

To adopt a recapitalization plan.

For	Against	Abstain
102,437,505	241,091,921	5,598,940

To identify all executive officers who earn in excess of $500,000.

For	Against	Abstain
13,065,387	332,245,848	3,817,131

To require the nomination of two directors for every open directorship.

For	Against	Abstain
9,696,716	331,338,974	8,092,676

To require a pay differential report.

For	Against	Abstain
11,805,899	330,827,694	6,494,773

To provide cumulative voting for Class A shareholders in the election of directors.

For	Against	Abstain
101,256,346	244,873,195	2,998,825

To adopt principles for comprehensive health care reform.

For	Against	Abstain
8,357,347	306,751,452	34,019,567

To require an annual vote on executive compensation.

For	Against	Abstain
70,334,142	270,217,679	8,576,545

ITEM 6: EXHIBITS

(a) Exhibits required to be filed by Item 601 of Regulation S-K:

10.1*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 13, 2008.
10.2*	2002 Employee Stock Purchase Plan, as amended and restated effective January 1, 2008.
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: July 30, 2008