Form 10-Q
period 2008-09-30
COMCAST CORP
filed 2008-10-29
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐    Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

As of September 30, 2008, there were 2,060,122,419 shares of our Class A Common Stock, 810,211,191 shares of our Class A Special Common Stock and 9,444,375 shares of our Class B Common Stock outstanding.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2008. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

ITEM  1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2008	December 31, 2007
ASSETS
Current Assets:
Cash and cash equivalents	$2,714	$963
Investments	203	98
Accounts receivable, less allowance for doubtful accounts of $187 and $181	1,658	1,645
Other current assets	938	961
Total current assets	5,513	3,667
Investments	5,203	7,963
Property and equipment, net of accumulated depreciation of $22,671 and $19,808	23,910	23,624
Franchise rights	59,452	58,077
Goodwill	14,909	14,705
Other intangible assets, net of accumulated amortization of $7,826 and $6,977	4,570	4,739
Other noncurrent assets, net	939	642
Total assets	$114,496	$113,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,187	$3,336
Accrued expenses and other current liabilities	2,985	3,121
Current portion of long-term debt	3,087	1,495
Total current liabilities	9,259	7,952
Long-term debt, less current portion	30,601	29,828
Deferred income taxes	27,209	26,880
Other noncurrent liabilities	6,925	7,167
Minority interest	298	250
Commitments and Contingencies (Note 12)
Stockholders’ Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,425,583,169 and 2,419,025,659; outstanding, 2,060,122,419 and 2,053,564,909	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 881,145,955 and 1,018,960,463; outstanding, 810,211,191 and 948,025,699	9	10
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,556	41,688
Retained earnings	7,196	7,191
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(64)	(56)
Total stockholders’ equity	40,204	41,340
Total liabilities and stockholders’ equity	$114,496	$113,417

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2008	2007	2008	2007
Revenue	$8,549	$7,781	$25,491	$22,881
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,095	2,759	9,293	8,272
Selling, general and administrative	2,217	2,093	6,436	5,905
Depreciation	1,332	1,291	4,093	3,768
Amortization	235	247	694	816
	6,879	6,390	20,516	18,761
Operating income	1,670	1,391	4,975	4,120
Other Income (Expense):
Interest expense	(601)	(571)	(1,840)	(1,689)
Investment income (loss), net	74	158	83	458
Equity in net (losses) income of affiliates, net	2	(12)	(46)	(49)
Other income (expense)	12	(1)	305	513
	(513)	(426)	(1,498)	(767)
Income before income taxes and minority interest	1,157	965	3,477	3,353
Income tax expense	(401)	(421)	(1,364)	(1,400)
Income before minority interest	756	544	2,113	1,953
Minority interest	15	16	22	32

Net income	$771	$560	$2,135	$1,985

Basic earnings per common share	$0.26	$0.18	$0.72	$0.64
Diluted earnings per common share	$0.26	$0.18	$0.72	$0.63
Dividends declared per common share	$0.0625	$—	$0.1875	$—

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2008	2007
Net cash provided by operating activities	$7,373	$5,505
Financing Activities:
Proceeds from borrowings	3,513	3,610
Retirements and repayments of debt	(1,143)	(1,529)
Repurchases of common stock	(2,800)	(1,852)
Dividends paid	(367)	—
Issuances of common stock	53	404
Other	(148)	51
Net cash provided by (used in) financing activities	(892)	684
Investing Activities:
Capital expenditures	(4,037)	(4,584)
Cash paid for intangible assets	(376)	(313)
Acquisitions, net of cash acquired	(700)	(1,277)
Proceeds from sales of investments	452	1,726
Purchases of investments	(67)	(129)
Other	(2)	98
Net cash provided by (used in) investing activities	(4,730)	(4,479)
Increase (decrease) in cash and cash equivalents	1,751	1,710
Cash and cash equivalents, beginning of period	963	1,239
Cash and cash equivalents, end of period	$2,714	$2,949

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

Note 2: Recent Accounting Pronouncements

SFAS No. 157

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure requirements for fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after March 15, 2008. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities. We are currently evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of January 1, 2009. See Note 8 for further details regarding our adoption of this standard.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), which provides the option to report certain financial assets and financial liabilities at fair value, with the intent to mitigate the volatility in financial reporting that can occur when related assets and liabilities are recorded on different bases. SFAS No. 159 amends SFAS No. 95, “Statement of Cash Flows,” (“SFAS No. 95”) and SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. Effective January 1, 2008, we adopted SFAS No. 159. We have not elected the fair value option for any financial assets or financial liabilities. Upon adoption, for both the nine months ended September 30, 2007 and the year ended December 31, 2007, we reclassified approximately $603 million of proceeds from the sale of trading securities within our statement of cash flows from operating activities to investing activities. The adoption of SFAS No. 159 had no effect on our statement of cash flows for the year ended December 31, 2006. We will classify proceeds from future sales based on the nature of the securities and the purpose for which they were acquired.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities,” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Derivative Instruments and Hedging Activities,” (“SFAS No. 133”). SFAS No. 161 requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations, and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective for us as of January 1, 2009.

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

Diluted EPS for the three and nine months ended September 30, 2008 excludes approximately 142 million and 127 million potential common shares, respectively, related to our share-based compensation plans, because their inclusion would have had an antidilutive effect. For the three and nine months ended September 30, 2007, Diluted EPS excluded approximately 56 million and 42 million potential common shares, respectively.

Computation of Diluted EPS

	Three Months Ended September 30
	2008			2007
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$771	2,909	$0.26	$560	3,087	$0.18
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		11			31
Diluted EPS	$771	2,920	$0.26	$560	3,118	$0.18

	Nine Months Ended September 30
	2008			2007
(in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$2,135	2,958	$0.72	$1,985	3,108	$0.64
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		15			37
Diluted EPS	$2,135	2,973	$0.72	$1,985	3,145	$0.63

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

(in millions, except per share data)	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2007
Revenue	$7,955	$23,387
Net income	$565	$2,014
Basic EPS	$0.18	$0.65
Diluted EPS	$0.18	$0.64

Note 5: Investments

(in millions)	September 30, 2008	December 31, 2007
Fair value method	$1,932	$2,701
Equity method, primarily SpectrumCo, LLC at September 30, 2008 and Insight Midwest and SpectrumCo, LLC at December 31, 2007	1,759	3,682
Cost method, primarily AirTouch redeemable preferred shares	1,715	1,678
Total investments	5,406	8,061
Less: Current investments	203	98
Noncurrent investments	$5,203	$7,963

We accounted for our interest in Insight Midwest as an equity method investment until January 1, 2008, the date the Comcast asset pool was distributed to us (see Note 4).

Components of Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Interest and dividend income	$12	$35	$49	$126
Gains on sales and exchanges of investments, net	—	49	14	148
Investment impairment losses	(3)	(1)	(5)	(4)
Unrealized gains (losses) on trading securities and hedged items	(122)	1	(413)	493
Mark to market adjustments on derivatives related to trading securities and hedged items	138	43	411	(376)
Mark to market adjustments on derivatives	49	31	27	71
Investment income (loss), net	$74	$158	$83	$458

Note 6: Indefinite-Lived Intangibles

Since the adoption of SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”), we have performed the annual impairment testing of our indefinite-lived intangibles, including cable franchise rights and goodwill, using April 1 as the measurement date. In 2008, we changed the timing of our financial and strategic planning process, including the preparation of long-term projections, from completion in the early part of each calendar year to a midyear completion. These long-term financial projections are used as the basis for performing our annual impairment testing. As a result, we have changed our measurement date from April 1 to July 1. We tested our indefinite-lived intangibles for impairment as of April 1, 2008 and July 1, 2008, and no impairments were indicated. Since the adoption of SFAS No. 142 in 2002, we have not recorded any significant impairment charges as a result of our impairment testing. We believe changing the measurement date to coincide with the completion of our long-term financial projections is preferable and does not result in the delay, acceleration or avoidance of an impairment charge.

In July 2008, our Cable Division management structure was reorganized from five divisions to four. The divisions represent the unit of account we use to test for impairment of our cable franchise rights. Our testing as of July 1, 2008 confirmed that no impairment existed before the change.

The changes in the carrying amount of goodwill by business segment for the nine months ended September 30, 2008 are presented in the table below.

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2007	$12,842	$1,482	$381	$14,705
Settlements and adjustments	(429)	—	6	(423)
Acquisitions	302	125	200	627
Balance, September 30, 2008	$12,715	$1,607	$587	$14,909

Settlements and adjustments for the nine months ended September 30, 2008 primarily relate to the settlement of an uncertain tax position of an acquired entity (see Note 10). For the nine months ended September 30, 2008, acquisitions in the Cable segment primarily relate to the Insight transaction and the acquisition of an additional interest in Pacific Regional Programming Partners, which operates the Comcast SportsNet Bay Area network. Acquisitions in the Programming segment primarily relate to the acquisition of the additional interest in G4 that we did not already own. Corporate and Other acquisitions relate primarily to Internet-related business, including Plaxo, Inc. and DailyCandy, Inc.

Note 7: Long-Term Debt

On September 16, 2008, we borrowed $1.5 billion from our $7.0 billion revolving bank credit facility due 2013. In May 2008, we issued $1.0 billion principal amount of 5.70% notes due 2018 and $1.0 billion principal amount of 6.40% notes due 2038.

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

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial assets and financial liabilities and their classification within the fair value hierarchy. There have been no changes in the classification of any financial assets or liabilities within the fair value hierarchy since our adoption of SFAS No. 157. Our financial assets and financial liabilities that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair value as of September 30, 2008
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$1,637	$—	$—	$1,637
Available-for-sale securities	11	279	—	290
Equity warrants	—	—	4	4
Cash surrender value of life insurance policies	—	127	—	127
Interest rate exchange agreements	—	47	—	47
	$1,648	$453	$4	$2,105

Liabilities
Indexed debt instruments	$—	$53	$—	$53
Prepaid forward sale agreements	—	243	—	243
Interest rate exchange agreements	—	3	—	3
	$—	$299	$—	$299

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Stock options	$29	$22	$73	$59
Restricted share units	27	21	70	55
Employee stock purchase plan (including employee cost)	16	14	52	47
Total share-based compensation expense	$72	$57	$195	$161

As of September 30, 2008, there was $319 million and $308 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

Comprehensive Income

Our comprehensive income is presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Net income	$771	$560	$2,135	$1,985
Holding (losses) gains during the period	(6)	—	(16)	(2)
Reclassification adjustments for losses (gains) included in net income	4	42	10	138
Employee benefit obligations	1	—	—	—
Cumulative translation adjustments	(4)	(1)	(2)	(9)
Comprehensive income	$766	$601	$2,127	$2,112

Note 10: Income Taxes

During the three months ended September 30, 2008, we recognized approximately $425 million of income tax benefits as a result of the settlement of an uncertain tax position of an acquired entity. The tax position related to the deductibility of certain costs incurred in connection with a business acquisition. The primary impacts of the settlement were reductions to our deferred income tax and other long-term liabilities of approximately $480 million, a reduction to goodwill of approximately $440 million and a reduction to income tax expense of approximately $40 million. The settlement also reduced our unrecognized tax benefits, which were approximately $1.4 billion as of September 30, 2008.

Note 11: Statement of Cash Flows—Supplemental Information

Components of Operating Activities

	Nine Months Ended September 30
(in millions)	2008	2007
Net income	$2,135	$1,985
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	4,093	3,768
Amortization	694	816
Share-based compensation	195	161
Noncash interest expense (income), net	164	80
Equity in net losses (income) of affiliates, net	46	49
(Gains) losses on investments and noncash other (income) expense, net	(297)	(860)
Noncash contribution expense	—	11
Minority interest	(22)	(32)
Deferred income taxes	609	160
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	4	(51)
Change in accounts payable and accrued expenses related to trade creditors	(21)	10
Change in other operating assets and liabilities	(227)	(592)
Net cash provided by operating activities	$7,373	$5,505

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Interest	$679	$646	$1,795	$1,724
Income taxes	$234	$792	$589	$1,439

Noncash Financing and Investing Activities

During the nine months ended September 30, 2008, we:

•	exchanged our 50% interest in the Insight asset pool for Insight’s 50% interest in the Comcast asset pool, which is a noncash investing activity

•	recorded a liability of approximately $180 million for a quarterly cash dividend of $0.0625 per common share paid in October 2008, which is a noncash financing activity

Note 12: Commitments and Contingencies

Commitments

One of our subsidiaries supports debt compliance with respect to obligations of a cable television investment in which we hold an ownership interest. The obligation expires March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligation under such commitment. The total notional amount of our commitment was $410 million as of September 30, 2008, at which time there were no quoted market prices for similar agreements. This amount reflects a decrease of approximately $555 million from December 31, 2007, primarily as a result of the Insight transaction (see Note 4).

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

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific “bundled” channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. We and the other defendants filed motions to dismiss an amended complaint in April 2008. In June 2008, the Central District denied the motions to dismiss. In July 2008, we and the other defendants filed motions to certify certain issues decided in the Central District’s June 2008 order for interlocutory appeal to the Ninth Circuit Court of Appeals. On August 8, 2008, the Central District denied the certification motions.

Securities and Related Litigation

We and several of our current and former officers were named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania (“Eastern District”) in January 2008. We filed a motion to dismiss the case in February 2008. The plaintiff did not respond, but instead sought leave to amend the complaint, which the court granted. The plaintiff filed an amended complaint in May 2008 naming only us and two current officers as defendants. The alleged class was comprised of purchasers of our publicly issued securities between February 1, 2007 and December 4, 2007. The plaintiff asserted that during the alleged class period, the defendants violated federal securities laws through alleged material misstatements and omissions relating to forecast results for 2007. The plaintiff sought unspecified damages. In June 2008, we filed a motion to dismiss the amended complaint. In an order dated August 25, 2008, the Court granted our motion to dismiss and denied the plaintiff permission to amend the complaint again. The plaintiff has not timely appealed the Court’s decision, so the dismissal of this case is final.

We and several of our current officers have been named as defendants in a separate purported class action lawsuit filed in the Eastern District in February 2008. The alleged class comprises participants in our retirement-investment (401(k)) plan that invested in the plan’s company stock account. The plaintiff asserts that the defendants breached their fiduciary duties in managing the plan. The plaintiff seeks unspecified damages. The plaintiff filed an amended complaint in June 2008, and in July 2008 we filed a motion to dismiss the amended complaint. On October 29, 2008, the Court granted in part and denied in part that motion. The Court dismissed a claim alleging that defendants failed to provide complete and accurate disclosures concerning the plan, but did not dismiss claims alleging that plan assets were imprudently invested in company stock.

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

Note 13: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting, although approximately 95% of our assets relate to our Cable segment. Our financial data by business segment is presented below.

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
Three months ended September 30, 2008
Revenue(g)	$8,131	$347	$128	$(57)	$8,549
Operating income (loss) before depreciation and amortization(h)	3,251	105	(119)	—	3,237
Depreciation and amortization	1,502	46	27	(8)	1,567
Operating income (loss)	1,749	59	(146)	8	1,670
Capital expenditures	1,268	12	26	—	1,306

Three months ended September 30, 2007
Revenue(g)	$7,400	$330	$96	$(45)	$7,781
Operating income (loss) before depreciation and amortization(h)	2,975	97	(152)	9	2,929
Depreciation and amortization	1,473	46	27	(8)	1,538
Operating income (loss)	1,502	51	(179)	17	1,391
Capital expenditures	1,492	8	26	—	1,526

Nine months ended September 30, 2008
Revenue(g)	$24,147	$1,076	$453	$(185)	$25,491
Operating income (loss) before depreciation and amortization(h)	9,755	307	(299)	(1)	9,762
Depreciation and amortization	4,587	145	78	(23)	4,787
Operating income (loss)	5,168	162	(377)	22	4,975
Capital expenditures	3,877	22	138	—	4,037

Nine months ended September 30, 2007
Revenue(g)	$21,728	$966	$354	$(167)	$22,881
Operating income (loss) before depreciation and amortization(h)	8,799	237	(339)	7	8,704
Depreciation and amortization	4,384	139	79	(18)	4,584
Operating income (loss)	4,415	98	(418)	25	4,120
Capital expenditures	4,521	22	41	—	4,584

(a)	For the three and nine months ended September 30, 2008 and 2007, Cable segment revenue was derived from the following services:

	Three Months Ended September 30		Nine Months Ended September 30
	2008	2007	2008	2007
Video	57.6%	59.4%	58.4%	60.9%
High-speed Internet	22.4	21.9	22.2	21.8
Phone	8.5	6.4	7.9	5.7
Advertising	4.6	5.5	4.6	5.1
Franchise fees	2.8	2.8	2.8	2.8
Other	4.1	4.0	4.1	3.7
Total	100%	100%	100%	100%

Subscription revenue received from subscribers who purchase bundled services at a discounted rate is allocated proportionately to each service based on the individual service’s price on a stand-alone basis.

(b)	Our Cable segment includes our regional sports and news networks.

(c)	Programming consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style.

(d)

Corporate and Other includes Comcast Spectacor, Comcast Interactive Media, a portion of the operating results of our less than wholly owned technology development ventures (see “(e)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

(e)

We consolidate our less than wholly owned technology development ventures, which we control or of which we are considered the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Gemstar. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other except for cost allocations, which are made to the Cable segment based on our percentage ownership in each entity.

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

(h)

To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Note 14: Condensed Consolidating Financial Information

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

Comcast Corporation

Condensed Consolidating Balance Sheet

September 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$2,714	$—	$2,714
Investments	—	—	—	—	—	203	—	203
Accounts receivable, net	—	—	—	—	—	1,658	—	1,658
Other current assets	167	4	—	—	—	767	—	938
Total current assets	167	4	—	—	—	5,342	—	5,513
Investments	—	—	—	—	—	5,203	—	5,203
Investments in and amounts due from subsidiaries eliminated upon consolidation	69,791	34,446	43,445	46,179	26,466	3,661	(223,988)	—
Property and equipment, net	299	—	—	—	—	23,611	—	23,910
Franchise rights	—	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	—	14,909	—	14,909
Other intangible assets, net	1	—	—	—	—	4,569	—	4,570
Other noncurrent assets, net	360	8	15	—	22	534	—	939
Total assets	$70,618	$34,458	$43,460	$46,179	$26,488	$117,281	$(223,988)	$114,496

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$191	$—	$—	$—	$—	$2,996	$—	$3,187
Accrued expenses and other current liabilities	696	235	49	37	153	1,815	—	2,985
Current portion of long-term debt	1,250	1,802	—	—	—	35	—	3,087
Total current liabilities	2,137	2,037	49	37	153	4,846	—	9,259
Long-term debt, less current portion	19,596	2,294	4,998	2,697	745	271	—	30,601
Deferred income taxes	7,197	—	—	—	830	19,182	—	27,209
Other noncurrent liabilities	1,484	—	—	—	90	5,351	—	6,925
Minority interest	—	—	—	—	—	298	—	298
Stockholders’ Equity:
Common stock	33	—	—	—	—	—	—	33
Other stockholders’ equity	40,171	30,127	38,413	43,445	24,670	87,333	(223,988)	40,171
Total stockholders’ equity	40,204	30,127	38,413	43,445	24,670	87,333	(223,988)	40,204
Total liabilities and stockholders’ equity	$70,618	$34,458	$43,460	$46,179	$26,488	$117,281	$(223,988)	$114,496

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$963	$—	$963
Investments	—	—	—	—	—	98	—	98
Accounts receivable, net	—	—	—	—	—	1,645	—	1,645
Other current assets	100	—	—	—	—	861	—	961
Total current assets	100	—	—	—	—	3,567	—	3,667
Investments	—	—	—	—	—	7,963	—	7,963
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,903	32,760	40,240	43,356	25,815	2,244	(212,318)	—
Property and equipment, net	208	—	—	—	—	23,416	—	23,624
Franchise rights	—	—	—	—	—	58,077	—	58,077
Goodwill	—	—	—	—	—	14,705	—	14,705
Other intangible assets, net	—	—	—	—	—	4,739	—	4,739
Other noncurrent assets, net	281	11	17	—	30	303	—	642
Total assets	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses related to trade creditors	$10	$3	$—	$—	$—	$3,323	$—	$3,336
Accrued expenses and other current liabilities	694	267	75	98	74	1,913	—	3,121
Current portion of long-term debt	—	1,142	—	305	—	48	—	1,495
Total current liabilities	704	1,412	75	403	74	5,284	—	7,952
Long-term debt, less current portion	19,133	3,294	3,498	2,713	908	282	—	29,828
Deferred income taxes	6,256	—	—	—	1,015	19,609	—	26,880
Other noncurrent liabilities	1,059	6	—	—	116	5,986	—	7,167
Minority interest	—	—	—	—	—	250	—	250
Stockholders’ Equity:
Common stock	34	—	—	—	—	—	—	34
Other stockholders’ equity	41,306	28,059	36,684	40,240	23,732	83,603	(212,318)	41,306
Total stockholders’ equity	41,340	28,059	36,684	40,240	23,732	83,603	(212,318)	41,340
Total liabilities and stockholders’ equity	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$8,549	$—	$8,549
Management fee revenue	184	57	104	104	—	—	(449)	—
	184	57	104	104	—	8,549	(449)	8,549
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	3,095	—	3,095
Selling, general and administrative	95	57	104	104	14	2,292	(449)	2,217
Depreciation	7	—	—	—	—	1,325	—	1,332
Amortization	—	—	—	—	—	235	—	235
	102	57	104	104	14	6,947	(449)	6,879
Operating income (loss)	82	—	—	—	(14)	1,602	—	1,670
Other Income (Expense):
Interest expense	(333)	(74)	(84)	(52)	(26)	(32)	—	(601)
Investment income (loss), net	(13)	—	—	—	49	38	—	74
Equity in net (losses) income of affiliates, net	940	437	685	719	375	16	(3,170)	2
Other income (expense)	—	—	—	—	—	12	—	12
	594	363	601	667	398	34	(3,170)	(513)
Income (loss) before income taxes and minority interest	676	363	601	667	384	1,636	(3,170)	1,157
Income tax (expense) benefit	95	26	28	18	(3)	(565)	—	(401)
Income (loss) before minority interest	771	389	629	685	381	1,071	(3,170)	756
Minority interest	—	—	—	—	—	15	—	15
Net income (loss)	$771	$389	$629	$685	$381	$1,086	$(3,170)	$771

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$7,781	$—	$7,781
Management fee revenue	159	55	85	85	—	—	(384)	—
	159	55	85	85	—	7,781	(384)	7,781
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	2,759	—	2,759
Selling, general and administrative	67	55	85	85	4	2,181	(384)	2.093
Depreciation	—	—	—	—	—	1,291	—	1,291
Amortization	—	—	—	—	—	247	—	247
	67	55	85	85	4	6,478	(384)	6,390
Operating income (loss)	92	—	—	—	(4)	1,303	—	1,391
Other Income (Expense):
Interest expense	(284)	(87)	(80)	(56)	(24)	(40)	—	(571)
Investment income (loss), net	5	—	—	—	33	120	—	158
Equity in net (losses) income of affiliates, net	682	406	420	456	388	(50)	(2,314)	(12)
Other income (expense)	(1)	—	—	—	—	—	—	(1)
	402	319	340	400	397	30	(2,314)	(426)
Income (loss) before income taxes and minority interest	494	319	340	400	393	1,333	(2,314)	965
Income tax (expense) benefit	66	31	28	20	(2)	(564)	—	(421)
Income (loss) before minority interest	560	350	368	420	391	769	(2,314)	544
Minority interest	—	—	—	—	—	16	—	16
Net income (loss)	$560	$350	$368	$420	$391	$785	$(2,314)	$560

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$25,491	$—	$25,491
Management fee revenue	544	166	306	306	—	—	(1,322)	—
	544	166	306	306	—	25,491	(1,322)	25,491
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	9,293	—	9,293
Selling, general and administrative	272	166	306	306	40	6,668	(1,322)	6,436
Depreciation	17	—	—	—	—	4,076	—	4,093
Amortization	—	—	—	—	—	694	—	694
	289	166	306	306	40	20,731	(1,322)	20,516
Operating income (loss)	255	—	—	—	(40)	4,760	—	4,975
Other Income (Expense):
Interest expense	(976)	(233)	(246)	(162)	(121)	(102)	—	(1,840)
Investment income (loss), net	(22)	—	—	—	27	78	—	83
Equity in net (losses) income of affiliates, net	2,616	1,214	1,983	2,088	1,065	(48)	(8,964)	(46)
Other income (expense)	(1)	—	—	—	—	306	—	305
	1,617	981	1,737	1,926	971	234	(8,964)	(1,498)
Income (loss) before income taxes and minority interest	1,872	981	1,737	1,926	931	4,994	(8,964)	3,477
Income tax (expense) benefit	263	82	85	57	47	(1,898)	—	(1,364)
Income (loss) before minority interest	2,135	1,063	1,822	1,983	978	3,096	(8,964)	2,113
Minority interest	—	—	—	—	—	22	—	22
Net income (loss)	$2,135	$1,063	$1,822	$1,983	$978	$3,118	$(8,964)	$2,135

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$22,881	$—	$22,881
Management fee revenue	467	160	248	248	—	—	(1,123)	—
	467	160	248	248	—	22,881	(1,123)	22,881
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	8,272	—	8,272
Selling, general and administrative	212	160	248	248	13	6,147	(1,123)	5,905
Depreciation	3	—	—	—	—	3,765	—	3,768
Amortization	—	—	—	—	—	816	—	816
	215	160	248	248	13	19,000	(1,123)	18,761
Operating income (loss)	252	—	—	—	(13)	3,881	—	4,120
Other Income (Expense):
Interest expense	(795)	(276)	(241)	(178)	(71)	(128)	—	(1,689)
Investment income (loss), net	7	—	5	—	(14)	460	—	458
Equity in net (losses) income of affiliates, net	2,333	1,261	1,631	1,747	1,137	(103)	(8,055)	(49)
Other income (expense)	1	—	—	—	—	512	—	513
	1,546	985	1,395	1,569	1,052	741	(8,055)	(767)
Income (loss) before income taxes and minority interest	1,798	985	1,395	1,569	1,039	4,622	(8,055)	3,353
Income tax (expense) benefit	187	98	84	62	34	(1,865)	—	(1,400)
Income (loss) before minority interest	1,985	1,083	1,479	1,631	1,073	2,757	(8,055)	1,953
Minority interest	—	—	—	—	—	32	—	32
Net income (loss)	$1,985	$1,083	$1,479	$1,631	$1,073	$2,789	$(8,055)	$1,985

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities:
Net cash provided by (used in) operating activities	$(172)	$(185)	$(171)	$(187)	$25	$8,063	$—	$7,373
Financing Activities:
Proceeds from borrowings	1,998	—	1,500	—	—	15	—	3,513
Retirements and repayments of debt	(300)	(350)	—	(300)	(154)	(39)	—	(1,143)
Repurchases of common stock	(2,800)	—	—	—	—	—	—	(2,800)
Dividends paid	(367)	—	—	—	—	—	—	(367)
Issuances of common stock	53	—	—	—	—	—	—	53
Other	(3)	—	—	—	(53)	(92)	—	(148)
Net cash provided by (used in) financing activities	(1,419)	(350)	1,500	(300)	(207)	(116)	—	(892)
Investing Activities:
Net transactions with affiliates	1,753	535	(1,329)	487	182	(1,628)	—	—
Capital expenditures	(124)	—	—	—	—	(3,913)	—	(4,037)
Cash paid for intangible assets	—	—	—	—	—	(376)	—	(376)
Acquisitions, net of cash acquired	—	—	—	—	—	(700)	—	(700)
Proceeds from sales of investments	—	—	—	—	—	452	—	452
Purchases of investments	—	—	—	—	—	(67)	—	(67)
Other	(38)	—	—	—	—	36	—	(2)
Net cash provided by (used in) investing activities	1,591	535	(1,329)	487	182	(6,196)	—	(4,730)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	1,751	—	1,751
Cash and cash equivalents, beginning of period	—	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$2,714	$—	$2,714

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities:
Net cash provided by (used in) operating activities	$(430)	$(211)	$(172)	$(198)	$6	$6,510	$—	$5,505
Financing Activities:
Proceeds from borrowings	3,595	—	—	—	—	15	—	3,610
Retirements and repayments of debt	(200)	(600)	—	(226)	—	(503)	—	(1,529)
Repurchases of common stock	(1,852)	—	—	—	—	—	—	(1,852)
Issuances of common stock	404	—	—	—	—	—	—	404
Other	6	—	—	(8)	—	53	—	51
Net cash provided by (used in) financing activities	1,953	(600)	—	(234)	—	(435)	—	684
Investing Activities:
Net transactions with affiliates	(1,572)	811	172	432	(6)	163	—	—
Capital expenditures	(28)	—	—	—	—	(4,556)	—	(4,584)
Cash paid for intangible assets	—	—	—	—	—	(313)	—	(313)
Acquisitions, net of cash acquired	—	—	—	—	—	(1,277)	—	(1,277)
Proceeds from sales of investments	—	—	—	—	—	1,726	—	1,726
Purchases of investments	—	—	—	—	—	(129)	—	(129)
Other	—	—	—	—	—	98	—	98
Net cash provided by (used in) investing activities	(1,600)	811	172	432	(6)	(4,288)	—	(4,479)
Increase (decrease) in cash and cash equivalents	(77)	—	—	—	—	1,787	—	1,710
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$2,949	$—	$2,949

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the largest cable operator in the United States and offer a variety of entertainment and communications products and services. As of September 30, 2008, our cable systems served approximately 24.4 million video subscribers, 14.7 million high-speed Internet subscribers and 6.1 million phone subscribers and passed approximately 50.3 million homes in 39 states and the District of Columbia.

We classify our operations in two reportable segments: Cable and Programming. Our Cable segment, which generates approximately 95% of our consolidated revenue, manages and operates our cable systems, including video, high-speed Internet and phone services (“cable services”). The majority of our Cable segment revenue is earned from monthly subscriptions for these cable services. Other sources of revenue include advertising and the operation of our regional sports and news networks. Our Programming segment consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is earned primarily from the sale of advertising and from monthly per subscriber programming license fees.

Highlights and business developments for the nine months ended September 30, 2008 include the following:

•	an increase in consolidated revenue of 11.4% to approximately $25.5 billion and an increase in consolidated operating income of 20.8% to approximately $5.0 billion

•

an increase in Cable segment revenue of 11.1% to approximately $24.1 billion and an increase in operating income before depreciation and amortization of 10.9% to approximately $9.8 billion, both driven by growth in subscribers from the success of our bundled service offerings and by acquisitions

•	the repurchase of approximately 141 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $2.8 billion

•

the acquisition of cable systems serving Illinois and Indiana (approximately 696,000 video subscribers), as a result of the dissolution of Insight Midwest, LP (the “Insight transaction”), in January 2008

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2008	2007		2008	2007
Revenue	$8,549	$7,781	9.9%	$25,491	$22,881	11.4%
Costs and expenses:
Operating, selling, general and administrative expenses (excluding depreciation and amortization)	5,312	4,852	9.5	15,729	14,177	11.0
Depreciation	1,332	1,291	3.2	4,093	3,768	8.6
Amortization	235	247	(5.8)	694	816	(15.1)
Operating income	1,670	1,391	20.1	4,975	4,120	20.8
Other income (expense) items, net	(513)	(426)	20.5	(1,498)	(767)	95.4
Income before income taxes and minority interest	1,157	965	20.0	3,477	3,353	3.7
Income tax expense	(401)	(421)	(4.7)	(1,364)	(1,400)	(2.5)
Income before minority interest	756	544	39.0	2,113	1,953	8.2
Minority interest	15	16	(9.7)	22	32	(30.0)
Net income	$771	$560	37.6%	$2,135	$1,985	7.6%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The remaining increases relate to our other business activities, primarily growth in our Comcast Interactive Media business and playoff game revenue generated in the second quarter of 2008 by Comcast Spectacor’s professional sports teams. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and nine months ended September 30, 2008 compared to the same periods in 2007. The remaining changes relate to our other business activities, including expanding our Comcast Interactive Media business, Comcast Spectacor and litigation expense incurred in 2007. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

The increases in depreciation expense for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily a result of an increase in property and equipment associated with capital spending in recent years and the cable systems acquired in the Insight transaction.

The decreases in amortization expense for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily due to the customer relationship intangible assets associated with the AT&T Broadband acquisition in 2002 being fully amortized.

Segment Operating Results

To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 13). This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2008	2007	$	%
Video	$4,681	$4,395	$286	6.5%
High-speed Internet	1,822	1,624	198	12.2
Phone	690	470	220	46.8
Advertising	374	407	(33)	(7.8)
Other	336	296	40	12.6
Franchise fees	228	208	20	9.9
Revenue	8,131	7,400	731	9.9
Operating expenses	2,932	2,615	317	12.1
Selling, general and administrative expenses	1,948	1,810	138	7.7
Operating income before depreciation and amortization	$3,251	$2,975	$276	9.3%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2008	2007	$	%
Video	$14,113	$13,222	$891	6.7%
High-speed Internet	5,364	4,740	624	13.2
Phone	1,917	1,243	674	54.2
Advertising	1,117	1,119	(2)	(0.1)
Other	957	788	169	20.8
Franchise fees	679	616	63	10.2
Revenue	24,147	21,728	2,419	11.1
Operating expenses	8,739	7,741	998	12.9
Selling, general and administrative expenses	5,653	5,188	465	9.0
Operating income before depreciation and amortization	$9,755	$8,799	$956	10.9%

Cable Segment Revenue

Video

Our video revenue continued to grow for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due to subscriber growth in our digital cable services, including the demand for digital features such as On Demand, DVR and HDTV; rate adjustments; and the addition of the cable systems acquired in the Insight transaction. During the nine months ended September 30, 2008, we added approximately 1.2 million digital cable subscribers. As of September 30, 2008, approximately 69% of our 24.4 million video subscribers subscribed to at least one of our digital cable services. During the nine months ended September 30, 2008, the number of basic subscribers decreased by approximately 342,000 primarily due to increased competition in our service areas, as well as the weakness in the economy. Our average monthly video revenue per video subscriber increased during the nine months ended September 30, 2008 to approximately $64 from approximately $61 as of December 31, 2007. The rate of this growth has slowed due to an increased number of subscribers participating in our bundles and in promotional offers.

High-Speed Internet

The increases in high-speed Internet revenue for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily due to an increase in subscribers and the addition of the cable systems acquired in the Insight transaction. During the nine months ended September 30, 2008, we added approximately 1.2 million high-speed Internet subscribers. Average monthly revenue per subscriber has declined slightly due to an increased number of subscribers participating in our bundled service offerings and the introduction of new promotional offers and speed tiers.

Phone

Our phone revenue increased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 due to subscriber growth in our digital phone service, which was partially offset by the loss of circuit-switched phone subscribers. During the nine months ended September 30, 2008, we added approximately 1.7 million digital phone subscribers. Average monthly revenue per subscriber for our digital phone service has decreased slightly due to an increased number of subscribers receiving service as part of a promotional offer or in a new product package.

Advertising

Advertising revenue decreased for the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to one less week in the broadcast advertising calendar for the three months ended September 30, 2008 and softness in the advertising marketplace throughout 2008. These declines have been partially offset by the inclusion of revenue from the cable systems acquired in the Insight transaction and increased political advertising revenue.

Other

We also generate revenue from our regional sports and news networks, our digital media center, residential video installation services, on-screen guide advertising, commissions from third-party electronic retailing and fees for other services. The increases in other revenue for the nine months ended September 30, 2008 compared to the same period in 2007 were primarily due to the regional sports network acquisitions of Comcast SportsNet Bay Area and Comcast SportsNet New England in the first half of 2007.

Franchise Fees

The increases in franchise fees collected from our cable subscribers for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily due to the increases in our revenue upon which the fees apply.

Cable Segment Operating Expenses

Operating expenses increased during the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to growth in the number of subscribers and the related costs associated with the delivery of services, including programming, and the addition of the cable systems acquired in the Insight transaction. The 2008 periods also include costs associated with the expansion of our cable services to small and medium-sized businesses.

Cable Segment Selling, General and Administrative Expenses

Selling, general and administrative expenses increased during the three and nine months ended September 30, 2008 compared to the same periods in 2007 primarily due to growth in the number of subscribers to our cable services, additional marketing costs associated with attracting new residential and business subscribers and the addition of the cable systems acquired in the Insight transaction. The 2008 periods also include severance costs related to our divisional reorganization.

Programming Segment Operating Results

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2008	2007	$	%
Revenue	$347	$330	$17	5.3%
Operating, selling, general and administrative expenses	242	233	9	3.7
Operating income before depreciation and amortization	$105	$97	$8	9.1%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2008	2007	$	%
Revenue	$1,076	$966	$110	11.4%
Operating, selling, general and administrative expenses	769	729	40	5.5
Operating income before depreciation and amortization	$307	$237	$70	29.7%

Programming Segment Revenue

The increase in revenue for the three months ended September 30, 2008 compared to the same period in 2007 was primarily a result of increases in programming license fee revenue and international revenue. Advertising revenue decreased slightly during the three months ended September 30, 2008 compared to the same period in 2007 primarily due to the impact of one less week in the broadcast advertising calendar in 2008. The increase in revenue for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily a result of increases in advertising revenue, programming license fee revenue and international revenue. For the three and nine months ended September 30, 2008, approximately 13% and 12%, respectively, of our Programming segment revenue was generated by our Cable segment. For the three and nine months ended September 30, 2007, approximately 11% and 13%, respectively, of our Programming segment revenue was generated by our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented in the table above.

Programming Segment Expenses

Expenses grew at a rate slower than revenue growth for the three and nine months ended September 30, 2008 compared to the same periods in 2007, which resulted in improvements in margins. The 2008 periods were favorably impacted by the timing of certain marketing and programming expenses, which are expected to be incurred in the fourth quarter of 2008.

Consolidated Other Income (Expense) Items

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2008	2007	2008	2007
Interest expense	$(601)	$(571)	$(1,840)	$(1,689)
Investment income (loss), net	74	158	83	458
Equity in net (losses) income of affiliates, net	2	(12)	(46)	(49)
Other income (expense)	12	(1)	305	513
Total	$(513)	$(426)	$(1,498)	$(767)

Interest Expense

The increases in interest expense for the three and nine months ended September 30, 2008 compared to the same periods in 2007 were primarily due to an increase in our average debt outstanding, and early extinguishment costs associated with the repayment and redemption of certain debt obligations in the first half of 2008.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2008 and 2007 are presented in a table in Note 5 to our consolidated financial statements.

Other Income (Expense)

Other income for the nine months ended September 30, 2008 included a gain of approximately $235 million on the sale of our 50% interest in the Insight asset pool in connection with the Insight transaction (see Note 4). Other income for the nine months ended September 30, 2007 included a gain of approximately $500 million on the sale of our 50% interest in the Kansas City asset pool in connection with the dissolution of Texas and Kansas City Cable Partners.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2008 and 2007 reflects income tax rates which differ from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Income tax expense was reduced by approximately $80 million during the 2008 periods due to the settlement of an uncertain tax position (see Note 10), and the net impact of certain state tax law changes, which primarily affected our deferred income tax liabilities and other noncurrent liabilities. We expect our 2008 annual effective tax rate to be at the lower end of our anticipated range of 40% to 45%.

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

We anticipate continuing to use a substantial portion of our cash flows to fund our capital expenditures, to invest in business opportunities, to meet our debt repayment obligations and to return capital to investors through stock repurchases and dividends.

The global financial markets have been and continue to be in turmoil, with extreme volatility in the equity and credit markets and with some financial and other institutions experiencing significant financial distress. During the three months ended September 30, 2008, we borrowed $1.5 billion using an existing credit facility in anticipation of our scheduled fourth quarter debt maturities and the funding of our investment in Clearwire in late 2008 (see “Investing Activities” below). As of September 30, 2008, we had approximately $5.2 billion remaining availability under these credit facilities and no commercial paper outstanding. From 2009 to 2011, our scheduled debt maturities total approximately $5.2 billion. In addition, neither our access to nor the value of our cash equivalents or short-term investments have been negatively affected by the recent liquidity problems of financial institutions. Although we have attempted to be prudent in our investment strategy and in pre-funding our anticipated fourth quarter liquidity needs, it is not possible to predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position. Additional financial institution failures could reduce amounts available under committed credit facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the public equity and debt markets.

Operating Activities

Details of net cash provided by operating activities are presented in the table below.

	Nine Months Ended September 30
(in millions)	2008	2007
Operating income	$4,975	$4,120
Depreciation and amortization	4,787	4,584
Operating income before depreciation and amortization	9,762	8,704
Noncash share-based compensation and contribution expense	195	172
Changes in operating assets and liabilities	(276)	(297)
Cash basis operating income	9,681	8,579
Payments of interest	(1,795)	(1,724)
Payments of income taxes	(589)	(1,439)
Proceeds from interest and dividends received	91	125
Excess tax benefit under SFAS No. 123R presented in financing activities	(15)	(36)
Net cash provided by operating activities	$7,373	$5,505

The increase in interest payments for the nine months ended September 30, 2008 compared to the same period in 2007 was primarily due to an increase in our average debt outstanding. The decrease in income tax payments was primarily due to the Economic Stimulus Act of 2008, which resulted in a reduction in our tax payments of approximately $483 million. The 2007 period also includes the payment of $376 million related to the settlement of federal tax audits.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2008 consisted primarily of cash paid for the repurchase of approximately 141 million shares of our Class A and Class A Special common stock for approximately $2.8 billion, which represents the activity on a settlement date or cash basis; debt retirements and repayments of $1.1 billion; and dividend payments of $367 million. These cash outflows were partially offset by cash proceeds from borrowings of $3.5 billion.

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. In January 2008, we entered into an amended and restated revolving bank credit facility which may be used for general corporate purposes. This amendment increased the size of the credit facility from $5.0 billion to $7.0 billion and extended the maturity of the loan commitment from October 2010 to January 2013. As of September 30, 2008, amounts available under our facilities totaled approximately $5.2 billion. Lehman Brothers Bank, FSB, has a $157 million remaining commitment under our credit facility. This bank is not, to our knowledge, in any insolvency proceeding. Under our credit facility, other lenders are not obligated to fund a defaulting lender’s commitment, although another lender could agree to fund the defaulting lender’s commitment. Further, non-defaulting lenders are not able to use a default by another bank to avoid their own commitments.

Share Repurchases and Dividends

As of September 30, 2008, we had approximately $4.1 billion of availability remaining under our share repurchase authorization. We have previously indicated our plan to fully use our remaining share repurchase authorization by the end of 2009, subject to market conditions. Given the overall economy and the unprecedented turmoil and instability in the capital markets, we may not complete our share repurchase authorization in 2008 and 2009 as previously planned. We believe this is a disciplined and responsible approach given the difficult market conditions.

In February, May and August 2008, our Board of Directors approved quarterly dividends of $0.0625 per share as part of our planned annual dividend of $0.25 per share.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2008 consisted primarily of cash paid for capital expenditures of $4.0 billion; acquisitions of $700 million, net of cash acquired; and cash paid for intangible assets of $376 million. These cash outflows were partially offset by proceeds from sales of investments of $452 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

In May 2008, Sprint Nextel entered into an agreement with Clearwire Corporation and an investor group made up of us, Intel, Google, Time Warner Cable and Bright House. Under this agreement, Sprint Nextel and Clearwire Corporation will combine their next-generation wireless broadband businesses to form an independent, publicly traded company called Clearwire that will focus on the deployment of a nationwide 4G wireless network. We, together with the other members of the investment group, have agreed to invest $3.2 billion in Clearwire. Our portion of the investment is $1.05 billion. This transaction is expected to close in late 2008.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes and legal contingencies are critical in the preparation of our consolidated financial statements. See Note 6 to our consolidated financial statements for a discussion of our 2008 annual impairment testing.

For a full discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2007 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2007 Annual Report on Form 10-K in light of the current turmoil in the financial markets and believe there have been no significant changes to this information.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 12 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2007 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our Board-authorized share repurchase program during the three months ended September 30, 2008.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(a)
July 1-31, 2008	—	$—	—	$—	$4,906,046,182
August 1-31, 2008	27,647,637	$19.89	27,647,637	$550,001,409	$4,356,044,773
September 1-30, 2008	12,030,799	$20.78	12,030,799	$250,000,000	$4,106,044,773
Total	39,678,436	$20.16	39,678,436	$800,001,409	$4,106,044,773

(a)

In 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. As of September 30, 2008, we had approximately $4.1 billion of availability remaining under our share repurchase authorization. We have previously indicated our plan to fully use our remaining share repurchase authorization by the end of 2009, subject to market conditions. Given the overall economy and the unprecedented turmoil and instability in the capital markets, we may not complete our share repurchase authorization in 2008 and 2009 as previously planned. We believe this is a disciplined and responsible approach given the difficult market conditions.

The total number of shares purchased during the three months ended September 30, 2008 does not include any shares received in the administration of share-based compensation plans.

ITEM 6: EXHIBITS

(a)  Exhibits required to be filed by Item 601 of Regulation S-K:

10.1*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective October 7, 2008.
10.2*	Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective October 7, 2008.
10.3*	Comcast Corporation Retirement Investment Plan, as amended and restated effective October 7, 2008.
18.1	Accountants’ preferability letter regarding change in accounting principles.
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/S/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: October 29, 2008