Form 10-K
period 2008-12-31
COMCAST CORP
filed 2009-02-20
CIK 1166691

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☒             Accelerated filer ☐             Non-accelerated filer ☐             Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2008, the aggregate market value of the Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $39.033 billion and $15.656 billion, respectively.

As of December 31, 2008, there were 2,060,982,734 shares of Class A common stock, 810,211,190 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—The Registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2009.

Comcast Corporation

2008 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2008. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

Our registered trademarks include Comcast and the Comcast logo. Our trademarks include Fancast and FEARnet. This Annual Report on Form 10-K also contains other trademarks, service marks and trade names owned by us as well as those owned by others.

Part I

Item 1: Business

We are the nation’s leading provider of cable services, offering a variety of entertainment, information and communications services to residential and commercial customers. As of December 31, 2008, our cable systems served approximately 24.2 million video customers, 14.9 million high-speed Internet customers and 6.5 million phone customers and passed over 50.6 million homes in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our consolidated revenue. Our Cable segment also includes the operations of our regional sports networks. Our other reportable segment, Programming, consists primarily of our national programming networks, including E!, Golf Channel, VERSUS, G4 and Style. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963.

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates Comcast’s Internet businesses focused on entertainment, information and communication, including Comcast.net, Fancast, thePlatform, Fandango, Plaxo and DailyCandy. Comcast Spectacor owns two professional sports teams and two large, multipurpose arenas, and manages other facilities for sporting events, concerts and other events. Comcast Interactive Media, Comcast Spectacor and all other consolidated businesses not included in our Cable or Programming segment are included in “Corporate and Other” activities.

For financial and other information about our reportable segments, refer to Item 8, Note 16 to our consolidated financial statements included in this Annual Report on Form 10-K.

Available Information and Web Sites

Our phone number is (215) 286-1700, and our principal executive offices are located at One Comcast Center, Philadelphia, PA 19103-2838. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the SEC’s Web site at www.sec.gov and on our Web site at www.comcast.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our Web site is not incorporated into our SEC filings.

General Developments of Our Businesses

The following are the more significant developments in our businesses in 2008:

•	growth in consolidated revenue of 10.9% to approximately $34.3 billion and an increase in consolidated operating income of 20.7% to approximately $6.7 billion

•	growth in Cable segment revenue of 10.7% to approximately $32.4 billion and an increase in operating income before depreciation and amortization of 10.5% to approximately $13.2 billion

•

the addition of approximately 1.5 million digital video customers, approximately 1.3 million high-speed Internet customers, approximately 2.0 million digital phone customers and a decrease of approximately 575,000 video customers (excluding in each case customers obtained through acquisitions)

•	a reduction in Cable segment capital expenditures of 7.5% to approximately $5.5 billion

•	the transition of more of our programming to digital transmission rather than analog transmission in order to recapture bandwidth that will allow us to continue to expand our service offerings

•	the initial deployment of DOCSIS 3.0 high-speed Internet technology, also referred to as Wideband

•

the acquisition of cable systems serving Illinois and Indiana (approximately 696,000 video customers), as a result of the dissolution of Insight Midwest, LP (the “Insight transaction”), in January 2008

•

an investment as part of an investor group in a new entity named Clearwire that is focusing on the deployment of a nationwide 4G wireless network using its significant wireless spectrum holdings and was formed through the combination of the 4G wireless broadband businesses of Clearwire’s legal predecessor and Sprint Nextel (“Sprint”); through related agreements entered into in connection with our investment, we will be able to offer wireless services utilizing Clearwire’s 4G and certain of Sprint’s existing wireless networks

•

the completion of various transactions, including the acquisition of Internet-related businesses, which include Plaxo and DailyCandy, and the purchase of an additional ownership interest in Comcast SportsNet Bay Area

•	the repurchase of approximately 141 million shares of our Class A common stock and Class A Special common stock for approximately $2.8 billion under our share repurchase authorization

1	Comcast 2008 Annual Report on Form 10-K

•	the initiation of a quarterly dividend of $0.0625 per share in February 2008; we declared dividends of approximately $727 million in 2008, of which $547 million were paid during 2008

We operate our businesses in an intensely competitive environment. Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) operators and phone companies. In 2008, our competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer and the local phone companies have continued to expand their service areas. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Intensifying competition and a weakening economy affected our net customer additions in 2008 and may, if these conditions continue, adversely impact our results of operations in the future.

Description of Our Businesses

Cable Segment

The table below summarizes certain customer and penetration data for our cable operations as of December 31.

(in millions)	2008	2007	2006	2005	2004
Homes passed(a)	50.6	48.5	45.7	38.6	37.8
Video
Video customers(b)	24.2	24.1	23.4	20.3	20.5
Penetration(c)	47.8%	49.6%	51.3%	52.7%	54.1%
Digital video customers(d)	17.0	15.2	12.1	9.1	8.1
Digital video penetration(c)	70.3%	63.1%	51.9%	44.8%	39.4%
High-speed Internet
Available homes(e)	50.3	48.1	45.2	38.2	37.1
Internet customers	14.9	13.2	11.0	8.1	6.6
Penetration(c)	29.7%	27.5%	24.4%	21.1%	17.8%
Phone
Available homes(e)	46.7	42.2	31.5	19.6	8.9
Phone customers	6.5	4.6	2.4	1.2	1.1
Penetration(c)	13.9%	10.8%	7.6%	6.0%	12.2%

Basis of Presentation: Information related to cable system acquisitions is included from the date acquired. Information related to cable systems sold or exchanged is excluded for all periods presented. All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

Homes are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. As described in Note (b) below, in the case of certain multiple dwelling units (“MDUs”), such as apartment buildings and condominium complexes, homes passed are counted on an adjusted basis. Homes passed is an estimate based on the best available information. Homes passed and available homes do not include the number of small and medium-sized businesses passed, which cannot be reasonably estimated at this time.

(b)

Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. In the case of some MDUs, we count homes passed and video customers on a Federal Communications Commission (“FCC”) equivalent basis by dividing total revenue received from a contract with an MDU by the standard residential rate where the specific MDU is located.

(c)

Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate. The number of customers includes our small and medium-sized business customers.

(d)

Digital video customers are those who receive any level of video service via digital transmissions. A dwelling with one or more digital set-top boxes counts as one digital video customer. On average, as of December 31, 2008, each digital video customer had 1.6 digital set-top boxes.

(e)

Homes are considered available (“available homes”) if we can connect them to our distribution system without further upgrading the transmission lines and if we offer the service in that area. Available homes for phone include digital and circuit-switched homes. See also note (a) above.

Comcast 2008 Annual Report on Form 10-K	2

Cable Services

We offer a variety of services over our cable systems, including video, high-speed Internet and phone services (“cable services”) and market these services individually and in packages. Substantially all of our customers are residential customers. We have traditionally offered our video services to restaurants and hotels, and we are now offering our cable services to small and medium-sized businesses. Monthly subscription rates and related charges vary according to the service selected and the type of equipment the customer uses, and customers typically pay us on a monthly basis. While residential customers may discontinue services at any time, business customers may only discontinue their services in accordance with the terms of their respective contracts, which typically have one to three year terms.

We are focusing our technology initiatives on extending the capacity and efficiency of our networks, increasing the capacity and functionality of advanced set-top boxes, developing and integrating cross-service features and functionality, and developing interactive services.

Video Services

Our video service offerings range from a limited analog service to a full digital service, as well as advanced services, including high-definition television (“HDTV”) and digital video recorder (“DVR”). We tailor our channel offerings for each system serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

Our video services consist of a limited analog service, which generally includes access to between 20 and 40 channels of programming, an expanded analog service, which generally includes access to between 60 and 80 channels of programming, and digital video services with access to over 250 channels, depending on the level of service selected. Our video services generally include programming provided by national and local broadcast networks, national and regional cable networks, and governmental and public access programming. Our digital video services generally include access to multiple music channels; our On Demand service; and an interactive, on-screen program guide. We also offer some specialty tiers with sports, family or international themes.

Our video customers may also subscribe to premium channel programming. Premium channels include cable networks such as HBO, Showtime, Starz and Cinemax, which generally offer, without commercial interruption, movies, original programming, live and taped sporting events, concerts and other special features.

Our On Demand service allows our digital video customers the opportunity to choose from a selection of more than 10,000 standard-definition and high-definition programs over the course of a month; start the programs at whatever time is convenient; and pause, rewind and fast-forward the programs. The majority of our

On Demand content is available to our digital video customers at no additional charge, with additional content available on a pay-per-view basis. Digital video customers subscribing to premium channels generally have access to the premium channel’s On Demand content without additional fees. Our pay-per-view On Demand service allows our video customers to order, for a separate fee, individual new release and library movies and special-event programs, such as professional boxing, professional wrestling and concerts. We are continuing to expand the number of On Demand choices, including HDTV programming.

Video customers may also subscribe to our advanced services, HDTV and DVR. Our HDTV service provides our video customers with improved, high-resolution picture quality, improved audio quality and a wide-screen format. Our HDTV service offers our digital video customers a broad selection of high-definition programming, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks. In addition, our On Demand service provides over 1,000 HDTV programming choices. We are continuing to expand our HDTV programming choices. Our DVR service lets digital video customers select, record and store programs and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind “live” television.

High-Speed Internet Services

We offer high-speed Internet services with Internet access at downstream speeds of up to 24 Mbps, depending on the service selected, and up to 50 Mbps with the introduction of DOCSIS 3.0 technology, also referred to as Wideband, based on geographic market availability. These services also include our interactive portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of content and value-added features and enhancements that are designed to take advantage of the speed of the Internet services we provide.

Phone Services

We offer a Voice over Internet Protocol (“VoIP”) digital phone service that provides either usage-based or unlimited local and domestic long-distance calling, including features such as voice mail, caller ID and call waiting. We phased out substantially all of our circuit-switched phone service in 2008.

Advertising

As part of our programming license agreements with programming networks, we often receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link between multiple cable systems and provide for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable company. We are also in the process of developing technology for interactive advertising.

3	Comcast 2008 Annual Report on Form 10-K

Regional Sports Networks

Our regional sports networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet California (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest (Portland) and Comcast SportsNet Bay Area (San Francisco). These networks generate revenue from monthly per subscriber license fees paid by multichannel video providers and through the sale of advertising time.

Other Revenue Sources

We also generate revenue from our digital media center, installation services, commissions from electronic retailing networks and fees from other services.

Sources of Supply

To offer our video services, we license from programming networks the substantial majority of the programming channels and the associated On Demand offerings we distribute, and we generally pay a monthly fee for such programming on a per video subscriber, per channel basis. We attempt to secure long-term programming licenses with volume discounts and/or marketing support and incentives. We also license individual programs or packages of programs from programming suppliers for our On Demand service, generally under shorter-term agreements.

Our video programming expenses depend on the number of our video customers, the number of channels and programs we provide, and the programming license fees we are charged. We expect our programming expenses to continue to be our largest single expense item and to increase in the future.

We purchase a significant number of the set-top boxes and network equipment from a limited number of suppliers that we use in providing our video services.

For our high-speed Internet portal, Comcast.net, we license software products (such as e-mail and security software) and content (such as news feeds) from a variety of suppliers under contracts in which we generally pay on a fixed-fee basis, or on a per customer basis in the case of software product licenses, or on a video advertising revenue share basis in the case of content licenses.

To offer our phone services, we license software products (such as voice mail) from a variety of suppliers under multiyear contracts. The fees we pay are based on the consumption of the related services.

In connection with our provision of cable services, we license all of our billing software from two vendors.

Customer and Technical Services

We service our customers through local, regional and national call and technical centers. These call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, transmission and distribution plant maintenance, plant upgrades, and activities related to customer service.

Technology

Our cable systems employ a network architecture of hybrid fiber coax that we believe is sufficiently flexible and scalable to support our future requirements. This network allows the two-way delivery of transmissions, which is essential to providing interactive video services, such as On Demand, and high-speed Internet and digital phone services.

We continue to work on technology initiatives, including:

•	development of cross-platform functionality that will integrate key features of two or more of our services

•	recapture of bandwidth available in our network, both by delivering more of our programming through digital, as opposed to analog, transmission and by exploiting digital optimization

•	development of technology that provides early detection of problems within our network and provides our technicians with enhanced diagnostic tools

•	development of software for our network and for set-top boxes that measures the reliability and quality of our video signals and identifies video problems for particular customers

•	the internal development of strategically important software and technologies, as well as technology specifications that integrate third-party software

•	expanding our use of open technology solutions that allow multiple vendors to more easily integrate with our technology

•

working with members of CableLabs, a nonprofit research and development consortium founded by members of the cable industry, to develop and integrate a common software platform, known as tru2way, that enables cable companies, content developers, network programmers, consumer electronics companies and others to extend interactivity to the TV set and other types of devices

•

exploring wireless options to extend our services outside the home to provide mobility and create new features that integrate with our services, including our November 2008 investment in a new entity named Clearwire that is focusing on the deployment of a nationwide 4G wireless network and our purchase of wireless spectrum, both directly and through a consortium

Comcast 2008 Annual Report on Form 10-K	4

Sales and Marketing

We offer our products and services directly to customers through our call centers, door-to-door selling, direct mail advertising, television advertising, local media advertising, telemarketing and retail outlets. We also market our video, high-speed Internet and digital phone services individually and as bundled services.

Competition

We operate our businesses in an intensely competitive environment. We compete with a number of different companies that offer a broad range of services through increasingly diverse means. Competition for the cable services we offer consists primarily of DBS operators and local phone companies. In 2008, our competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer, and the local phone companies have continued to expand their service areas. These competitive factors have had an impact on and are likely to continue to affect our results of operations. In addition, we operate in a technologically complex environment where it is likely that new technologies will further increase the number of competitors we face for our video, high-speed Internet and phone services, and for our advertising business. We expect advances in communications technology, such as video streaming over the Internet, to continue in the future, and we are unable to predict what effects these developments will have on our businesses and operations.

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming, data and other information to receiving dishes located on the customer’s premises

•

certain local phone companies that have built and are continuing to build wireline fiber-optic-based networks, in some cases using Internet protocol (“IP”) technology, to provide video and data services in substantial portions of their service areas and in an increasing number of our service areas, in addition to marketing DBS service in certain areas

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•	online services that offer Internet video streaming, downloading and distribution of movies, television shows and other video programming

•	satellite master antenna television systems, known as SMATVs, that generally serve condominiums, apartment and office complexes, and residential developments

•	local television broadcast stations that provide free over-the-air programming

•	wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming

•	video rental services and home video products

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable systems. The FCC adopted rules favoring new investment by local phone companies in networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video service offerings. Furthermore, the FCC and various state governments have adopted measures that reduce or eliminate local franchising requirements for new entrants into the multichannel video marketplace, including local phone companies. Certain of these franchising entry measures have already been adopted in many states in which we operate. We could be materially disadvantaged if FCC and state franchising rules continue to set a different, less burdensome standard for some of our competitors than for ourselves (see “Legislation and Regulation” below).

Direct broadcast satellite systems

According to recent government and industry reports, conventional, medium-power and high-power satellites provide video programming to over 35 million customers in the United States. DBS providers with high-power satellites typically offer more than 250 channels of programming, including programming services substantially similar to those our cable systems provide. Two companies, DIRECTV and DISH Network, provide service to substantially all of these DBS customers.

High-power satellite service can be received throughout the continental United States through small rooftop or side-mounted outdoor antennas. Satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their customers. Our digital cable service is competitive with the programming, channel capacity and quality of signals currently delivered to customers by DBS providers.

Federal legislation establishes, among other things, a compulsory copyright license that permits satellite systems to retransmit local broadcast television signals to customers who reside in the local television station’s market. These companies are currently transmitting local broadcast signals in most markets that we serve. Additionally, federal law generally provides satellite systems with access to cable-affiliated video programming services delivered by satellite. DBS providers also have arrangements with local phone companies in which the DBS provider’s video services are sold together with a local phone company’s high-speed Internet and phone services.

5	Comcast 2008 Annual Report on Form 10-K

Local phone companies

Local phone companies, in particular AT&T and Verizon, have built and continue to build fiber-optic-based networks to provide video services in substantial portions of their service areas. These local phone companies have continued to offer video services in an increasing number of our service areas, and we anticipate that local phone companies’ video services will be offered in a substantial portion of our service areas in the near future. In certain areas, video services are being offered in addition to joint marketing arrangements local phone companies have entered into with DBS providers. Local phone companies have taken various positions on the question of whether they need a local cable television franchise to provide video services. Some, like Verizon, have applied for local cable franchises while others, like AT&T, claim that they can provide their video services without a local cable franchise. Notwithstanding their positions, both AT&T and Verizon have filed for video service franchise certificates under state franchising laws (see “Legislation and Regulation” below).

Other providers

We operate our cable systems under nonexclusive franchises that are issued by a local community governing body, such as a city council or county board of supervisors or, in some cases, by a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to local phone companies, various other companies, including those that traditionally have not provided cable services and have substantial financial resources (such as public utilities, including those that own some of the poles to which our cables are attached), have obtained cable franchises and provide competing cable services. These and other cable systems offer cable services in various areas where we hold franchises. We anticipate that facilities-based competitors will emerge in other franchise areas that we serve.

Satellite master antenna television systems

Our cable systems also compete for customers with SMATV systems. SMATV system operators typically are not subject to regulation in the same manner as local, franchised cable system operators. SMATV systems offer customers both improved reception of local television stations and much of the programming offered by our cable systems. In addition, some SMATV operators offer packages of video, Internet and phone services to residential and commercial developments.

Local broadcast services

Local broadcast stations have the ability to broadcast multiple streams of free programming in their digital broadcast spectrum, and some broadcasters are providing such services in markets that we serve. The increasing use of such free multicast services could present competitive challenges to our cable service.

High-Speed Internet Services

We compete with a number of other companies, many of which have substantial resources, including:

•	phone companies

•	Internet service providers (“ISPs”), such as AOL, Earthlink and Microsoft

•	wireless phone companies and other providers of wireless Internet service

•	power companies

Digital subscriber line (“DSL”) technology allows Internet access to be provided to customers over telephone lines at data transmission speeds substantially greater than those of dial-up modems. Local phone companies and other companies offer DSL service, and several of them have increased transmission speeds, lowered prices or created bundled service packages. In addition, some local phone companies, such as AT&T and Verizon, have built and are continuing to build fiber-optic-based networks that allow them to provide data transmission speeds that exceed those that can be provided with DSL technology and are now offering these higher speed services in many of our markets. The FCC has reduced the obligations of local phone companies to offer their broadband facilities on a wholesale or retail basis to competitors, and it has freed their DSL services of common carrier regulation.

Various wireless phone companies are offering wireless high-speed Internet services. In addition, in a growing number of commercial areas, such as retail malls, restaurants and airports, Wi-Fi Internet service is available. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and WiMAX Internet access networks, and commercial WiMAX offerings are being rolled out.

The FCC has adopted an order that prohibits us from engaging in certain high-speed Internet network management practices, and Congress and the FCC are considering creating certain rights for Internet content providers and for users of high-speed Internet services by imposing “net neutrality” requirements on service providers. These requirements, as well as any other measures adopted by Congress or the FCC that impose additional obligations on high-speed Internet service providers, could adversely affect our high-speed Internet business (see “Legislation and Regulation” below).

Comcast 2008 Annual Report on Form 10-K	6

Phone Services

Our digital phone service competes against local phone companies, wireless phone service providers, competitive local exchange carriers (“CLECs”) and other VoIP service providers. The local phone companies have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources.

Advertising

We compete for the sale of advertising against a wide variety of media, including local broadcast stations, national broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites.

Programming Segment

The table below presents a summary of our most significant consolidated national programming networks as of December 31, 2008.

Programming Network	Approximate U.S. Subscribers (in millions)	Description
E!	85	Pop culture and entertainment-related programming
Golf Channel	73	Golf and golf-related programming
VERSUS	66	Sports and leisure programming
G4	57	Gamer lifestyle programming
Style	51	Lifestyle-related programming

Revenue for our programming networks is primarily generated from the sale of advertising and from monthly per subscriber license fees paid by multichannel video providers that have typically entered into multiyear contracts to distribute our programming networks. To obtain long-term contracts with distributors, we may make cash payments, provide an initial period in which license fee payments are waived or do both. Our programming networks assist distributors with ongoing marketing and promotional activities to retain existing customers and acquire new customers. Although we believe prospects of continued carriage and marketing of our programming networks by larger distributors are generally good, the loss of one or more of such distributors could have a material adverse effect on our programming networks.

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

Other Businesses

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates Comcast’s Internet businesses focused on entertainment, information and communication, including Comcast.net, Fancast, thePlatform, Fandango, Plaxo and DailyCandy. Comcast Spectacor owns two professional sports teams and two large, multipurpose arenas, and manages other facilities for sporting events, concerts and other events.

We also own noncontrolling interests in certain networks and content providers, including MGM, iN DEMAND, TV One, PBS KIDS Sprout, FEARnet, New England Cable News, Pittsburgh Cable News Channel, Music Choice and SportsNet New York. In addition, we have noncontrolling interests in wireless-related companies, including Clearwire and SpectrumCo, LLC.

7	Comcast 2008 Annual Report on Form 10-K

Legislation and Regulation

Our Cable segment is subject to regulation by federal, state and local governmental authorities under federal and state laws and regulations as well as agreements we enter into with franchising authorities. The Communications Act of 1934, as amended (the “Communications Act” or “Act”) and FCC regulations and policies affect significant aspects of our Cable segment, including cable system ownership, video customer rates, carriage of broadcast television stations, the way we sell our programming packages to customers, access to cable system channels by franchising authorities and other parties, the use of utility poles and conduits and the offering of our high-speed Internet and phone services. Our Programming segment is subject to more limited governmental regulation.

Federal regulation and regulatory scrutiny of our Cable and Programming segments have increased over the last three years, even as the cable industry is subject to increasing competition from DBS providers, phone companies and others for video, high-speed Internet and phone services. Meanwhile, the FCC has provided regulatory relief and various regulatory advantages to our competitors, examples of which are provided below. Further, in some areas, the Communications Act treats certain multichannel video programming distributors (“MVPDs”) differently from others. For example, ownership limits, pricing and packaging regulation, must-carry and franchising are not applicable to our DBS competitors. Regulation continues to present significant adverse risks to our businesses.

Regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. The transition to a new administration under President Obama will likely lead to turnover in the leadership of many federal agencies, including the FCC. We are unable to predict how new leadership in these agencies will ultimately affect regulation of our businesses. In addition, we always face the risk that Congress or one or more states will approve legislation significantly affecting our businesses, such as proposed federal legislation referred to as the Employee Free Choice Act, which would substantially liberalize the procedures for union organization.

The following paragraphs describe existing and potential future legal and regulatory requirements for our businesses.

Video Services

Ownership Limits

The FCC adopted an order in 2007 establishing a 30% limit on the percentage of multichannel video customers that any single cable provider can serve nationwide. Because we currently serve approximately 26% of multichannel video customers nationwide, the 30% ownership limit constrains our ability to take advantage of future growth opportunities. A federal appellate court struck down a similar 30% limit in a 2001 decision, and we have appealed the new limit in court. The FCC is also assessing whether it should reinstate a limit on the number of affiliated programming networks a cable operator may carry on its cable systems. The FCC’s previous limit of 40% of the first 75 channels was also struck down by the federal appellate court in the 2001 decision. The percentage of affiliated programming networks we currently carry is well below the previous 40% limit. It is uncertain when the FCC will rule on this issue or how any regulation it adopts might affect us.

Pricing and Packaging

The Communications Act and FCC regulations and policies limit the prices that cable operators may charge for limited basic service, equipment and installation, as well as the manner in which cable operators may package premium or pay-per-view services with other tiers of service. These rules do not apply to cable systems that the FCC determines are subject to effective competition. The FCC has made this determination for systems covering 33% of our customers, and, as of December 31, 2008, we have pending before the FCC additional petitions for determination of effective competition for systems covering another 12% of our customers. An additional 35% of our customers are not subject to rate regulation because numerous local franchising authorities have chosen not to make the FCC certification filing necessary to regulate rates. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations on the cable industry, including proposals that would require cable operators to offer programming networks on an a la carte or themed-tier basis instead of, or in addition to, our current packaged offerings. As discussed under “Legal Proceedings” in Item 3, we and others are currently involved in litigation that could force us and other MVPDs to offer programming networks on an a la carte basis. Additionally, uniform pricing requirements under the Communications Act may affect our ability to respond to increased competition through offers, promotions or other discounts that aim to retain existing customers or regain those we have lost. In October 2008, the FCC initiated several inquiries regarding the cable industry’s transition from analog to digital transmission and the potential impact of these transition efforts on pricing and packaging for customers who lack the equipment necessary to receive digital programming. We believe that our product and service offerings will improve as we deliver more of our programming through digital transmission, because we will be able to provide more high-definition programming and video on demand services, better picture quality of our video services, faster Internet speeds and other services. There is a risk that the FCC could pursue regulatory or enforcement actions in this area, which could complicate or delay our transition to digital technology and could have an adverse effect on our business.

Comcast 2008 Annual Report on Form 10-K	8

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial television stations. Alternatively, local television stations may insist that a cable operator negotiate for retransmission consent, which may enable popular stations to demand cash payments or other significant concessions (such as the carriage of, and payment for, other programming networks affiliated with the broadcaster) as a condition of transmitting the TV broadcast signals that video customers expect to receive. As part of the transition from analog to digital broadcast transmission, Congress and the FCC gave each local broadcast station a digital channel, capable of carrying multiple programming streams, in addition to its current analog channel. After the broadcasters’ transition to digital (the current transition date is June 12, 2009, although broadcasters have the option of making the transition earlier), cable operators will have to carry the primary digital programming stream of local broadcast stations, as well as an analog version of the primary digital programming stream. These requirements will last for at least three years from the date of the digital transition. The FCC has provided a limited exemption from these requirements for cable systems with an activated channel capacity of 552 MHz or less. Under this exemption, which applies to certain of our cable systems, the operator is only obligated to carry the analog version of the broadcaster’s primary digital programming stream. The FCC is also considering proposals to require cable operators to carry, after the 2009 transition date, some or all of the multiple programming streams transmitted in the broadcaster’s digital signal. Such expanded must-carry obligations would further constrain our ability to allocate bandwidth to more high-definition channels, faster Internet speeds and other services. In addition, the FCC is considering proposals that would require cable operators to carry certain low power broadcast television stations that, under current regulations, generally lack must-carry rights.

Program Access/Program Carriage/License Agreements

The Communications Act and the FCC’s program access rules generally prevent video programmers affiliated with cable operators from favoring cable operators over competing MVPDs, such as DBS providers, and limit the ability of such affiliated programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2012. We have challenged this FCC action in federal court. In addition, the Communications Act and the FCC’s program carriage rules prohibit cable operators and other MVPDs from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its nonaffiliation in the selection, terms or conditions for carriage. The FCC is considering proposals to expand its program access and program carriage regulations that, if adopted, could have an adverse effect on our businesses. In addition, under the FCC’s July 2006 order approving our acquis-

ition of Adelphia cable systems and related Time Warner transactions, until July 2012 our regional sports networks are generally covered by the program access rules, and MVPDs may invoke commercial arbitration against such regional sports networks as an alternative to filing a program access complaint with the FCC. In addition, we are a party to program carriage disputes at the FCC involving three programming networks (NFL Network, WealthTV and Mid-Atlantic Sports Network). Adverse decisions in these disputes could increase our costs and curtail our flexibility to deliver services to our customers.

Leased Access

The Communications Act requires a cable system to make available up to 15% of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. To date, we have not been required to devote significant channel capacity to leased access. However, the FCC adopted rules in 2007 that dramatically reduce the rates we can charge for leased access channels. Although the lower rates initially will not apply to home shopping or infomercial programmers, the FCC has issued a further notice to determine if such programming should also have the benefit of the lower rates. These new FCC rules, which have been stayed by a federal court pending the outcome of a challenge brought by us and other cable operators and which also have been blocked by the Office of Management and Budget, could adversely affect our business by significantly increasing the number of cable system channels occupied by leased access users and by significantly increasing the administrative burdens and costs associated with complying with such rules.

Cable Equipment

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. Effective July 2007, cable operators were prohibited from acquiring for deployment set-top boxes that perform both channel navigation and security functions. Set-top boxes purchased after that date must rely on a separate security device known as a CableCARD, which adds to the cost of set-top boxes. In addition, the FCC has adopted rules to implement an agreement between the cable and consumer electronics industries aimed at promoting the manufacture of plug-and-play TV sets that can connect directly to a cable network and receive one-way analog and digital video services without the need for a set-top box. The FCC is also considering proposals to establish regulations for plug-and-play retail devices that can access two-way cable services. Some of the proposals, if adopted, would impose substantial costs on us and impair our ability to innovate. In April 2008, we joined major consumer electronics companies, information technology companies and other major cable operators in an agreement to use certain technology to enable retail devices to access two-way cable services. We believe that this inter-industry agreement makes it less likely the FCC will adopt two-way plug-and-play requirements in the near future.

9	Comcast 2008 Annual Report on Form 10-K

MDUs and Inside Wiring

In October 2007, the FCC adopted an order prohibiting the enforcement of exclusive video service access agreements between cable operators and MDUs and other private real estate developments. The order also prohibits the execution of new exclusive access agreements. The order has been appealed by the National Cable & Telecommunications Association (“NCTA”), the cable industry’s trade organization. The FCC is also considering proposals to extend these prohibitions to non-cable MVPDs and to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. Because we have a significant number of exclusive access agreements, the FCC’s order to abrogate the exclusivity provisions of those agreements could negatively affect our business, as would adoption of new limits on exclusive marketing and bulk billing. The FCC has also adopted rules facilitating competitors’ access to the cable wiring inside such MDUs. These rules could also have an adverse impact on our business as they allow our competitors to use wiring we have deployed to reach potential customers more quickly and inexpensively.

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

There has been considerable activity at both the federal and state levels addressing franchise requirements imposed on new entrants. This activity is primarily directed at facilitating local phone companies’ entry into cable services. In December 2006, the FCC adopted new rules designed to ease the franchising process and reduce franchising burdens for new entrants by, among other things, limiting the range of financial, construction and other commitments that franchising authorities can request of new entrants, requiring franchising authorities to act on franchise applications by new entrants within 90 days, and preempting certain local “level playing field” franchising requirements. The FCC subsequently adopted more modest franchising relief for existing cable operators. We could be materially disadvantaged if the rules continue to set a different, less burdensome standard for some of our competitors than for ourselves. From time to time, Congress has also considered proposals to eliminate or streamline local franchising requirements for local phone companies and other new entrants. We cannot predict whether such legislation will be enacted or what effect it would have on our business.

In addition, approximately half of the states in which we operate have enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants, thus relieving new entrants of many of the local franchising burdens faced by incumbent operators. Some of these statutes also allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the applicant provide service to all parts of the franchise area or permitting the applicant to designate only those portions it wishes to serve. Certain of these state statutes allow incumbent cable operators to opt into the new state franchise where a competing state franchise has been issued for the incumbent’s franchise area. However, even in those states where incumbent cable operators are allowed to opt into a state franchise, we often are required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

Copyright Regulation

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The possible modification or

Comcast 2008 Annual Report on Form 10-K	10

elimination of this copyright license is the subject of ongoing legislative and administrative review. In June 2008, the Copyright Office issued a report to Congress in which it recommended eliminating the compulsory copyright license in favor of free market negotiations between cable operators and copyright owners. If adopted, this proposal could adversely affect our ability to obtain certain programming and substantially increase our programming costs. In May 2008, the Copyright Office rejected a cable industry request to clarify that copyright fees associated with the retransmission of out-of-market broadcast signals should be limited to system customers who actually receive those signals. The Copyright Office concluded it did not have authority under the governing statute to adopt that interpretation. There is a risk that the Copyright Office’s determination on this issue could materially increase the copyright royalty fees that we and other cable operators pay to retransmit out-of-market broadcast signals. Further, in June 2008, the Copyright Office issued a Notice of Proposed Rulemaking addressing how the compulsory license will apply to digital broadcast signals and services. In this notice, the Copyright Office proposed to require royalty fees from cable operators for carriage of each digital multicast stream of programming from an out-of-market television broadcast station. If adopted, this proposal could significantly increase our royalty fees for the carriage of out-of-market television stations. In addition, we pay standard industry licensing fees to use music in the programs we create, including our Cable segment’s local advertising and local origination programming, and our Programming segment’s original programs. These licensing fees have been the source of litigation with music performance rights organizations in the past and we cannot predict with certainty whether license fee disputes may arise in the future.

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

Several parties are advocating that Congress and the FCC adopt so-called “net neutrality” rules that would define certain rights for users of high-speed Internet services and regulate or restrict some types of commercial agreements between service providers and providers of Internet content. In 2005, the FCC issued what was characterized at the time as a nonbinding policy statement identifying four principles that will guide its policymaking regarding high-

speed Internet and related services. These principles provide that consumers are entitled to: (i) access lawful Internet content of their choice; (ii) run applications and services of their choice, subject to the needs of law enforcement; (iii) connect their choice of legal devices that do not harm the network; and (iv) enjoy competition among network providers, application and service providers, and content providers. Some have proposed that Congress and the FCC adopt these principles as formal rules and also impose nondiscrimination and disclosure requirements on high-speed Internet service providers. Congress has rejected similar proposals in the past, but such proposals may be revisited and possibly broadened. Any such rules or statutes could limit our ability to manage our cable systems (including use for other services), obtain value for use of our cable systems or respond to competitive conditions. We cannot predict whether “net neutrality” rules or statutes will be adopted.

All networks must be managed to provide high-quality, consistent and safe high-speed Internet services. In August 2008, the FCC found that we had violated “federal Internet policies” by engaging in certain network management practices intended to address congestion on our high-speed Internet network. As a result, we were ordered to disclose certain information about our network management practices to the FCC, and to cease the practices at issue by December 31, 2008. We are challenging that decision in federal court. In the interim, we complied with the disclosure requirements imposed by the FCC. In addition, as of December 31, 2008, we stopped using our earlier techniques in favor of a new set of protocol-agnostic network management congestion practices, and we have so informed the FCC. Continued FCC regulation of our high-speed Internet network management practices could adversely affect our business by impairing our ability to manage our network efficiently.

A federal program known as the Universal Service program generally requires telecommunications service providers to collect and pay a fee based on their revenue from telecommunications services (in recent years, roughly 10% of revenue) into a fund used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. Congress is considering proposals that could result in high-speed Internet services being subject to Universal Service fees. We cannot predict whether or how the Universal Service funding system might be extended to cover high-speed Internet services or, if that occurs, how it will affect us.

Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. State and local governments have also adopted Internet-related regulations. Furthermore, Congress, the FCC and certain state and local governments are also considering proposals to impose customer

11	Comcast 2008 Annual Report on Form 10-K

service, quality of service, taxation, child safety, privacy and standard pricing regulations on high-speed Internet service providers. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Phone Services

We currently offer phone services using interconnected VoIP technology. Upon receipt of requested approvals for two remaining service areas, we will no longer provide circuit-switched phone service. The FCC has adopted a number of orders addressing regulatory issues relating to providers of nontraditional voice services such as ours, including regulations relating to customer proprietary network information, local number portability duties and benefits, disability access, E911, CALEA, and contributions to the federal Universal Service Fund, but has not yet ruled on the appropriate classification of the specific type of voice services that we provide. The regulatory environment for interconnected VoIP services therefore remains uncertain at both the federal and state level. Until the FCC definitively classifies interconnected VoIP services for state and federal regulatory purposes, state regulatory commissions and legislatures may continue to investigate imposing regulatory requirements on such services.

We and two other cable operators filed a complaint with the FCC against Verizon in 2008 claiming that Verizon had violated a statutory carrier proprietary information requirement in processing requests from us to transfer Verizon customers who had selected us to be their voice provider. The FCC subsequently upheld the complaint, and a federal appellate court rejected Verizon’s appeal of the FCC’s order. Verizon could seek additional judicial review and, if the order were overturned on further appeal, our ability to increase our voice services customer base could be adversely affected.

The FCC and Congress also are considering how nontraditional voice services should interconnect with local phone companies’ phone networks. Since the FCC has not determined the appropriate classification of these services, the precise scope of local phone company interconnection rules applicable to providers of nontraditional voice services is not entirely clear. As a result, some local phone companies may resist interconnecting directly with these providers. In light of these concerns, providers of these services typically either secure CLEC authorization or obtain interconnection to local phone company networks by contracting with an existing CLEC, whose right, as a telecommunications carrier, to request and obtain interconnection with local phone companies is set forth in the Communications Act. We have arranged for such interconnection rights through our own CLECs and through third party CLECs, however certain parties have chal-

lenged our interconnection rights at the FCC and various state commissions and these proceedings remain unresolved.

It is uncertain whether and when the FCC or Congress will adopt further rules regarding interconnection rights and arrangements and how such rules would affect our voice services.

Other Areas

The FCC actively regulates other aspects of our Cable segment and limited aspects of our Programming segment, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; indecent or obscene programming; Emergency Alert System requirements for analog and digital services; closed captioning requirements for the hearing impaired; commercial restrictions on children’s programming; origination cablecasting (i.e., programming locally originated by and under the control of the cable operator); sponsorship identification; equal employment opportunity; lottery programming; recordkeeping and public file access requirements; telemarketing; technical standards relating to operation of the cable network; and regulatory fees. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our Cable and Programming businesses. In addition, while we believe that we are in substantial compliance with FCC rules, we are occasionally subject to enforcement actions at the FCC, which can result in our having to pay fines to the agency.

State and Local Taxes

Some states and localities have imposed or are considering imposing new or additional taxes or fees on the services we offer, or imposing adverse methodologies by which taxes or fees are computed. These include combined reporting or other changes to general business taxes, central assessments for property tax, and taxes and fees on video and voice services. We and other cable industry members are challenging certain of these taxes through administrative and court proceedings. In addition, in some situations our DBS competitors do not face similar state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar states from imposing taxes on DBS providers that are equivalent to the taxes or fees that we pay.

Privacy and Security Regulation

The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators. There are exceptions that permit the collection and disclosure of this information for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. The Telecommunications Act of 1996 provides additional privacy protections for customer proprietary network information, commonly known as CPNI, related to our digital phone services.

Comcast 2008 Annual Report on Form 10-K	12

A handful of states and the District of Columbia have enacted privacy laws that apply to cable services.

We are also subject to state and federal rules and laws regarding information security. Most of these rules and laws apply to customer information that could be used to commit identity theft. Forty-five states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach. The Federal Trade Commission (“FTC”) is applying the “red flag rules” in the Fair and Accurate Credit Transactions Act of 2003 to both financial institutions and creditors. Because we permit customers to pay us for services usually 30 days after they receive them, we are considered a creditor according to the FTC’s interpretation of the rules. We intend to comply with these rules, which become effective for us on May 1, 2009, by using an identity theft prevention program to identify, detect and respond to patterns, practices or specific activities that could indicate identity theft.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited commercial e-mails. Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Employees

As of December 31, 2008, we employed approximately 100,000 employees, including part-time employees. Of these employees, approximately 89,000 were associated with our Cable business and the remainder were associated with our Programming and other businesses. Approximately 6,000 of our employees (including part-time employees) are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe we have good relationships with our employees.

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

Additionally, we operate in a highly competitive, consumer-driven and rapidly changing environment. The environment is affected by government regulation; economic, strategic, political and social conditions; consumer response to new and existing products and services; technological developments; and, particularly in view of new technologies, the ability to develop and protect intellectual property rights. Our actual results could differ materially from management’s expectations because of changes in such factors. Other factors and risks could adversely affect our operations, business or financial results of our businesses in the future and could also cause actual results to differ materially from those contained in the forward-looking statements. We undertake no obligation to update any forward-looking statements.

Item 1A: Risk Factors

All of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations.

We operate in an intensely competitive industry. Our cable systems compete with a number of different sources that provide news, information and entertainment programming to consumers. We compete directly with other programming distributors, including DBS companies, phone companies, companies that build competing cable systems in the same communities we serve and companies that offer programming and other communications services to our customers and potential customers, including high-speed Internet and voice service providers. Our business and results of operations could be adversely affected if we do not compete effectively.

We may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations.

In addition to marketing DBS services in certain areas, local phone companies have built and are continuing to build wireline, fiber-optic-based networks and, in some cases, are using IP technology to provide video services in substantial portions of their service areas. Local phone companies and various other companies also offer DSL and other Internet services. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. If we choose technology that is not as

13	Comcast 2008 Annual Report on Form 10-K

effective, cost-efficient or attractive to customers as that employed by our competitors, our business and results of operations could be adversely affected.

Further, new technologies and services have been developed, such as video streaming over the Internet, and may continue to be developed that compete with services that our cable systems offer, and such services may not be regulated in the same manner or to the same extent as our services. The success of these ongoing and future developments could have an adverse effect on our business and results of operations. Moreover, in recent years, Congress and various states have enacted legislation and the FCC has adopted regulatory policies that have had the effect of providing a more favorable operating environment for some of our existing and potential new competitors.

Programming expenses are increasing, which could adversely affect our future results of operations.

We expect our programming expenses to continue to be our largest single expense item in the foreseeable future. The MVPD industry has continued to experience an increase in the cost of programming, especially sports programming. In addition, as we add programming to our video services or distribute existing programming to more of our customers, we face increased programming expenses. If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our results of operations.

We also expect to be subject to increasing demands, including demands for cash payments and other concessions, by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our customers. We cannot predict the magnitude of these demands or the effect on our business and operations should we concede to certain of these demands or fail to obtain the required consents.

We are subject to regulation by federal, state and local governments, which may impose additional costs and restrictions.

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet service and digital phone service industries. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify and in some cases adversely affect the rights and obligations of cable operators and other entities under the Communications Act and other laws. Congress considers new legislative requirements potentially affecting our businesses virtually every year. The results of these legislative, judicial and administrative actions may materially affect our business operations.

In addition, local authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition of renewal or transfer, and these concessions or other commitments could be costly to us. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as if local phone companies that provide video programming services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and reduce franchising burdens for new entrants. See “Legislation and Regulation” in Item 1 and refer to the “Franchising” discussion within that section.

We also face other risks related to federal, state and local regulations. For example, Congress and the FCC are also considering various forms of “net neutrality” regulation. See “Legislation and Regulation” in Item 1 and refer to the “High-Speed Internet Services” discussion within that section. For a more detailed discussion of the risks associated with our regulation by federal, state and local governments, see “Legislation and Regulation” in Item 1.

Weakening economic conditions may have a negative impact on our results of operations and financial condition.

During 2008, the global financial markets were in turmoil, and the equity and credit markets experienced extreme volatility, which caused already weak economic conditions to worsen. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. To the extent these conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be worsened by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones. The weakening economy affected our net customer additions during 2008 and also had a negative impact on the advertising revenue of our Cable segment. If these economic conditions continue to deteriorate, the growth of our business and results of operations may be adversely affected.

Further, because of the turmoil in the global financial markets, some financial and other institutions have experienced, and continue to experience, significant financial distress. Although we have attempted to be prudent in our investment strategy, it is not possible to predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position. Additional financial institution failures could reduce amounts available under committed credit facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits and could restrict our access to the public equity and debt markets.

Comcast 2008 Annual Report on Form 10-K	14

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology may disrupt our business.

Network and information systems and other technologies are critical to our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our cable services, excessive call volume to call centers or damage to our equipment and data. These network and information systems-related events also could result in large expenditures to repair or replace the damaged networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. The occurrence of any such network or information system-related events or security breaches could have a material adverse effect on our business and results of operations.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Moreover, some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties or if demand exceeds their capacity or they cannot otherwise meet our specifications, our ability to provide some services may be materially adversely affected, in which case, our business, results of operation and financial position may be adversely affected.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations. Even if we believe any such claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business and results of operations could be adversely affected.

We face risks arising from the outcome of various litigation matters.

We are subject to various legal proceedings and claims, including those described under the caption “Legal Proceedings” in Item 3 and those arising in the ordinary course of business, including regulatory and administrative proceedings, claims and audits. While we do not expect the final disposition of any of these litigation matters will have a material effect on our consolidated financial position, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period, and any litigation resulting from any such legal proceedings could be time consuming, costly and injure our reputation. Further, no assurance can be given that any adverse outcome would not be material to our financial position.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we make acquisitions and investments and enter into other strategic transactions. In connection with acquisitions and other strategic transactions, we may incur unanticipated expenses; fail to realize anticipated benefits; have difficulty incorporating the acquired businesses; disrupt relationships with current and new employees, customers and vendors; incur significant indebtedness; or have to delay or not proceed with announced transactions. These factors could have a material adverse effect on our business, results of operations, cash flows and financial position.

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

15	Comcast 2008 Annual Report on Form 10-K

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

Brian L. Roberts beneficially owns all of the outstanding shares of our Class B common stock and, accordingly, has considerable influence over our operations and the ability (subject to certain restrictions through November 17, 2012) to transfer potential effective control by selling the Class B common stock. In addition, under our articles of incorporation, Mr. Roberts is entitled to remain as our Chairman, Chief Executive Officer and President until May 26, 2010, unless he is removed by the affirmative vote of at least 75% of the entire Board of Directors or he is no longer willing or able to serve.

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets are in good operating condition.

Cable

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices; headends and distribution systems; and equipment at or near our customers’ homes. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends consist of electronic equipment necessary for the reception, amplification and modulation of signals and are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber-optic cables, lasers, routers, switches and related electronic equipment. Our cable plants and related equipment generally are connected to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premises equipment (“CPE”) consists primarily of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance and replacement.

Our signal reception sites, primarily antenna towers and headends, and microwave facilities, are located on owned and leased parcels of land, and we own or lease space on the towers on which certain of our equipment is located. We own most of our service vehicles.

Our high-speed Internet network consists of fiber-optic cables owned by us and related equipment. We also operate regional data centers with equipment that is used to provide services (such as e-mail, news and web services) to our high-speed Internet customers and digital phone service customers. In addition, we maintain a network operations center with equipment necessary to monitor and manage the status of our high-speed Internet network.

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

As of December 31, 2008, we leased locations for our corporate offices in Philadelphia, Pennsylvania as well as numerous business offices, warehouses and properties housing divisional information technology operations throughout the country.

Comcast 2008 Annual Report on Form 10-K	16

Item 3: Legal Proceedings

Antitrust Cases

We are defendants in two purported class actions originally filed in December 2003 in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania. The potential class in the Massachusetts case is our subscriber base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago Clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful horizontal market restraints in those areas and seek damages under antitrust statutes, including treble damages.

Our motion to dismiss the Pennsylvania case on the pleadings was denied in December 2006 and classes of Philadelphia Cluster and Chicago Cluster subscribers were certified in May 2007 and October 2007, respectively. Our motion to dismiss the Massachusetts case, which was transferred to the Eastern District of Pennsylvania in December 2006, was denied in July 2007. We are proceeding with discovery on plaintiffs’ claims concerning the Philadelphia Cluster. Plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific “bundled” channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. We and the other defendants filed motions to dismiss an amended complaint in April 2008. In June 2008, the Central District denied the motions to dismiss. In July 2008, we and the other defendants filed motions to certify certain issues decided in the Central District’s June 2008 order for interlocutory appeal to the Ninth Circuit Court of Appeals. On August 8, 2008, the Central District denied the certification motions. In January 2009, the Central District approved a stipulation between the parties dismissing the action as to one of the two plaintiffs identified in the amended complaint as a Comcast subscriber. Discovery relevant to plaintiffs’ anticipated motion for class certification is currently proceeding, with plaintiffs scheduled to file their class certification motion in April 2009.

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

We and several of our current officers have been named as defendants in a separate purported class action lawsuit filed in the Eastern District in February 2008. The alleged class comprises participants in our retirement-investment (401(k)) plan that invested in the plan’s company stock account. The plaintiff asserts that the defendants breached their fiduciary duties in managing the plan. The plaintiff seeks unspecified damages. The plaintiff filed an amended complaint in June 2008, and in July 2008 we filed a motion to dismiss the amended complaint. On October 29, 2008, the Court granted in part and denied in part that motion. The Court dismissed a claim alleging that defendants failed to provide complete and accurate disclosures concerning the plan, but did not dismiss claims alleging that plan assets were imprudently invested in company stock. We filed an answer to the amended complaint on December 11, 2008, and discovery is proceeding in the action.

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

*    *    *

17	Comcast 2008 Annual Report on Form 10-K

We believe the claims in each of the actions described above in this item are without merit and intend to defend the actions vigorously. Although we cannot predict the outcome of any of the actions described above or how the final resolution of any such actions would impact our results of operations or cash flows for any one period or our consolidated financial condition, the final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or cash flows, any litigation resulting from any such legal proceedings or claims could be time consuming, costly and injure our reputation.

Item 4: Submission of Matters to a Vote

of Security Holders

Not applicable.

Comcast 2008 Annual Report on Form 10-K	18

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

In February, May, August and December 2008, our Board of Directors approved quarterly dividends of $0.0625 per share.

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

As of December 31, 2008, there were 798,947 record holders of our Class A common stock, 2,127 record holders of our Class A Special common stock and three record holders of our Class B Common Stock.

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2008.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollars Purchased Under the Program	Maximum Dollar Value of Shares that May Yet Be Purchased Under the Program(a)
First Quarter 2008	53,240,452	$18.83	53,108,431	$1,000,000,000	$5,906,133,015
Second Quarter 2008	48,719,970	$20.79	48,123,097	$1,000,086,833	$4,906,046,182
Third Quarter 2008	39,678,437	$20.16	39,678,437	$800,001,409	$4,106,044,773
Fourth Quarter 2008	—	$—	—	$—	$4,106,044,773
Total 2008	141,638,859	$19.87	140,909,965	$2,800,088,242	$4,106,044,773

(a)

In 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions subject to market conditions. As of December 31, 2008, we had approximately $4.1 billion of availability remaining under our share repurchase authorization. We have previously indicated our plan to fully use our remaining share repurchase authorization by the end of 2009, subject to market conditions. However, it is unlikely that we will complete our share repurchase authorization by the end of 2009 as previously planned.

The total number of shares purchased during 2008 includes 728,894 shares received in the administration of employee share-based compensation plans.

19	Comcast 2008 Annual Report on Form 10-K

Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of our Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2008
First Quarter	$20.70	$16.11	$20.45	$15.95
Second Quarter	$22.86	$18.48	$22.52	$18.28
Third Quarter	$22.54	$17.88	$22.37	$17.76
Fourth Quarter	$19.62	$12.50	$19.64	$12.10
2007
First Quarter	$30.18	$24.73	$29.64	$24.54
Second Quarter	$28.84	$25.60	$28.43	$25.24
Third Quarter	$29.41	$23.08	$29.19	$22.85
Fourth Quarter	$24.45	$17.37	$24.19	$17.31

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Class A common stock and Class A Special common stock during the five years ended December 31, 2008 with the cumulative total return on the Standard & Poor’s 500 Stock Index and with a selected peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of Cablevision Systems Corporation (Class A), DISH Network Corporation, DirecTV Inc., Time Warner Cable Inc. and Time Warner Inc. The graph assumes $100 was invested on December 31, 2003 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

(in dollars)	2004	2005	2006	2007	2008
Comcast Class A	101	79	129	84	78
Comcast Class A Special	105	82	134	87	78
S&P 500 Stock Index	111	116	135	142	90
Peer Group Index	105	89	131	98	76

Comcast 2008 Annual Report on Form 10-K	20

Item 6: Selected Financial Data

Year ended December 31 (in millions, except per share data)	2008	2007	2006	2005	2004
Statement of Operations Data
Revenue	$34,256	$30,895	$24,966	$21,075	$19,221
Operating income	6,732	5,578	4,619	3,521	2,829
Income from continuing operations	2,547	2,587	2,235	828	928
Discontinued operations(a)	—	—	298	100	42
Net income	2,547	2,587	2,533	928	970
Basic earnings per common share
Income from continuing operations	$0.87	$0.84	$0.71	$0.25	$0.28
Discontinued operations(a)	—	—	0.09	0.03	0.01
Net income	$0.87	$0.84	$0.80	$0.28	$0.29
Diluted earnings per common share
Income from continuing operations	$0.86	$0.83	$0.70	$0.25	$0.28
Discontinued operations(a)	—	—	0.09	0.03	0.01
Net income	$0.86	$0.83	$0.79	$0.28	$0.29
Dividends declared per common share	$0.25	$—	$—	$—	$—
Balance Sheet Data (at year end)
Total assets	$113,017	$113,417	$110,405	$103,400	$105,035
Long-term debt	30,178	29,828	27,992	21,682	20,093
Stockholders’ equity	40,450	41,340	41,167	40,219	41,422
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$10,231	$8,189	$6,618	$4,835	$5,402
Financing activities	(2,522)	(316)	3,546	(933)	(2,516)
Investing activities	(7,477)	(8,149)	(9,872)	(3,748)	(3,832)

(a)

In July 2006, in connection with the transactions with Adelphia and Time Warner, we transferred our previously owned cable systems located in Los Angeles, Cleveland and Dallas to Time Warner Cable. These cable systems are presented as discontinued operations for the years ended on or before December 31, 2006 (see Item 8, Note 5 to our consolidated financial statements).

21	Comcast 2008 Annual Report on Form 10-K

Item 7: Management’s Discussion and

Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are the nation’s leading provider of cable services, offering a variety of entertainment, information and communications services to residential and commercial customers. As of December 31, 2008, our cable systems served approximately 24.2 million video customers, 14.9 million high-speed Internet customers and 6.5 million phone customers and passed over 50.6 million homes in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our consolidated revenue. Our Cable segment also includes the operations of our regional sports networks. Our other reportable segment, Programming, consists primarily of our national programming networks. During 2008, our operations generated consolidated revenue of approximately $34.3 billion.

Our Cable segment generates revenue primarily through subscriptions to our video, high-speed Internet and phone services (“cable services”). We market our cable services individually and in packages, to residential customers and to small and medium-sized businesses. Our video services range from a limited analog service to a full digital service with access to hundreds of channels, including premium and pay-per-view channels; On Demand; music channels; and an interactive, on-screen program guide. Digital video customers may also subscribe to advanced digital video services, including digital video recorder (“DVR”) and high-definition television (“HDTV”). As of December 31, 2008, approximately 48% of the homes in the areas we serve subscribed to our video service and approximately 70% of those video customers subscribed to at least one of our digital video services. Our high-speed Internet services provide Internet access at downstream speeds of up to 24 Mbps, depending on the service selected, and up to 50 Mbps with the introduction of DOCSIS 3.0 technology, also referred to as Wideband, based on geographic market availability. As of December 31, 2008, approximately 30% of the homes in the areas we serve subscribed to our high-speed Internet services. Our digital phone services provide local and long-distance calling and other features. As of December 31, 2008, approximately 14% of the homes in the areas we serve subscribed to our digital phone services. In addition to cable services, other Cable segment revenue sources include advertising and the operation of our regional sports networks.

Our Programming segment consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from the sale of advertising, from monthly per subscriber license fees paid by multichannel video providers and from licensing our programming internationally.

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates Comcast’s Internet businesses, including Comcast.net, Fancast, thePlatform, Fandango, Plaxo and DailyCandy. Revenue from Comcast Interactive Media is generated primarily from the sale of advertising. Comcast Spectacor owns two professional sports teams, and two large, multipurpose arenas in Philadelphia, and manages other facilities for sporting events, concerts and other events. Comcast Interactive Media, Comcast Spectacor and all other consolidated businesses not included in our Cable or Programming segments are included in “Corporate and Other” activities.

We operate our businesses in an intensely competitive environment. Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) operators and phone companies. In 2008, our competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer and the local phone companies have continued to expand their service areas. A substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Intensifying competition and a weakening economy affected our net customer additions in 2008 and may, if these conditions continue, adversely impact our results of operations in the future.

2008 Developments

•	growth in consolidated revenue of 10.9% to approximately $34.3 billion and an increase in consolidated operating income of 20.7% to approximately $6.7 billion

•	growth in Cable segment revenue of 10.7% to approximately $32.4 billion and an increase in operating income before depreciation and amortization of 10.5% to approximately $13.2 billion

•

the addition of approximately 1.5 million digital video customers, approximately 1.3 million high-speed Internet customers, approximately 2.0 million digital phone customers and a decrease of approximately 575,000 video customers (excluding in each case customers obtained through acquisitions)

•	a reduction in Cable segment capital expenditures of 7.5% to approximately $5.5 billion

•	the transition of more of our programming to digital transmission rather than analog transmission in order to recapture bandwidth that will allow us to expand our service offerings

Comcast 2008 Annual Report on Form 10-K	22

•	the initial deployment of DOCSIS 3.0 high-speed Internet technology, also referred to as Wideband

•

the acquisition of cable systems serving Illinois and Indiana (approximately 696,000 video customers), as a result of the dissolution of Insight Midwest, L.P. (the “Insight transaction”), in January 2008

•

an investment as part of an investor group in a new entity named Clearwire that is focusing on the deployment of a nationwide 4G wireless network using its significant wireless spectrum holdings and was formed through the combination of the 4G wireless broadband businesses of Clearwire’s legal predecessor and Sprint Nextel (“Sprint”); through related agreements entered into in connection with our invest-

ment, we will be able to offer wireless services utilizing Clearwire’s 4G and certain of Sprint‘s existing wireless networks

•

the completion of various transactions, including the acquisition of Internet-related businesses, which include Plaxo and DailyCandy, and the purchase of an additional ownership interest in Comcast SportsNet Bay Area

•	the repurchase of approximately 141 million shares of our Class A common stock and Class A Special common stock for approximately $2.8 billion under our share repurchase authorization

•	the initiation a quarterly dividend of $0.0625 per share in February 2008; we declared dividends of approximately $727 million in 2008, of which $547 million were paid during 2008

The Areas We Serve

The map below highlights our 40 major markets with emphasis on our operations in the top 25 U.S. TV markets.

23	Comcast 2008 Annual Report on Form 10-K

Consolidated Operating Results

The comparability of our results of operations and customer data is impacted by the effects of cable system acquisitions we made in 2008, 2007 and 2006 resulting from the Insight transaction, the Houston transaction, the acquisition of Patriot Media, the Adelphia and Time Warner transactions and the acquisition of Susquehanna Communications, which we collectively refer to as the “newly acquired cable systems” (see Note 5 to our consolidated financial statements). As a result of transferring our previously owned cable systems located in Los Angeles, Cleveland and Dallas (the “Comcast exchange systems”) as part of the Adelphia and Time Warner transactions in July 2006, the operating results of the Comcast exchange systems are reported as discontinued operations for 2006.

Year ended December 31 (in millions)	2008	2007	2006	% Change 2007 to 2008	% Change 2006 to 2007
Revenue	$34,256	$30,895	$24,966	10.9%	23.7%
Costs and expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)	21,124	19,109	15,524	10.5	23.1
Depreciation	5,457	5,107	3,828	6.9	33.4
Amortization	943	1,101	995	(14.3)	10.6
Operating income	6,732	5,578	4,619	20.7	20.8
Other income (expense) items, net	(2,674)	(1,229)	(1,025)	117.4	20.0
Income from continuing operations before income taxes and minority interest	4,058	4,349	3,594	(6.7)	21.0
Income tax expense	(1,533)	(1,800)	(1,347)	(14.8)	33.6
Income from continuing operations before minority interest	2,525	2,549	2,247	(0.9)	13.4
Minority interest	22	38	(12)	(43.9)	n/m
Income from continuing operations	2,547	2,587	2,235	(1.6)	15.8
Discontinued operations, net of tax	—	—	298	n/m	n/m
Net income	$2,547	$2,587	$2,533	(1.6)%	2.1%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for 2008 and 2007. Additional increases of approximately $129 million and approximately $103 million in 2008 and 2007, respectively, related to our other business activities, primarily growth in Comcast Interactive Media and revenue generated in 2008 by Comcast Spectacor’s professional sports teams. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for 2008 and 2007. Additional increases of approximately $103 million and approximately $210 million in 2008 and 2007, respectively, related to our other business activities, including the continued expansion of our Comcast Interactive Media business, Comcast Spectacor and litigation expense incurred in 2007. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

The increases in depreciation expense for 2008 and 2007 were primarily a result of an increase in property and equipment associated with capital spending in recent years, which resulted in increased depreciation of approximately $210 million and $700 million, respectively, and the newly acquired cable systems, which resulted in increased depreciation of approximately $138 million and $530 million, respectively.

The decrease in amortization expense for 2008 was primarily due to intangible assets associated with the AT&T Broadband acquisition in 2002 being fully amortized, partially offset by the amortization of similar intangible assets recorded in connection with our newly acquired cable systems. The increase in amortization expense for 2007 was primarily a result of the increases in the amortization of our intangible assets associated with our newly acquired cable systems, purchases of software-related intangibles and the write-down of intangible assets of approximately $30 million in 2007 related to the shutdown of the AZN network.

Comcast 2008 Annual Report on Form 10-K	24

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 16 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Overview

Our cable systems simultaneously deliver video, high-speed Internet and phone services to our customers. The majority of our

Cable segment revenue is generated from subscriptions to these cable services. Customers are billed monthly, based on the services and features they receive and the type of equipment they use. While residential customers may discontinue service at any time, business customers may only discontinue their service in accordance with the terms of their respective contracts, which typically have one to three year terms. Our revenue and operating income before depreciation and amortization have increased as a result of the effects of our recent acquisitions, continued demand for our services (including our bundled and advanced service offerings), as well as other factors discussed below.

Of our total customers, in 2008 the newly acquired cable systems accounted for 696,000 video customers, 370,000 high-speed Internet customers and 74,000 phone customers. In 2007, they accounted for 81,000 video customers, 58,000 high-speed Internet customers and 16,000 phone customers. In 2006, they accounted for 3.5 million video customers, 1.7 million high-speed Internet customers and 173,000 phone customers. In 2008 and 2007, the newly acquired cable systems accounted for approximately $742 million and $2.6 billion of the increases in revenue, respectively. Intensifying competition and a weakening economy affected our net customer additions in 2008 and may, if these conditions continue, adversely impact our results of operations in the future.

Cable Segment Results of Operations

Year ended December 31 (in millions)	2008	2007	2006	% Change 2007 to 2008	% Change 2006 to 2007
Video	$18,849	$17,686	$15,062	6.6%	17.4%
High-speed Internet	7,225	6,402	4,953	12.9	29.2
Phone	2,649	1,766	911	50.0	93.9
Advertising	1,526	1,537	1,468	(0.5)	4.5
Other	1,283	1,087	927	17.6	17.5
Franchise fees	911	827	721	10.1	14.7
Revenue	32,443	29,305	24,042	10.7	21.9
Operating expenses	12,664	11,409	9,322	11.0	22.4
Selling, general and administrative expenses	6,609	5,974	5,053	10.6	18.2
Operating income before depreciation and amortization	$13,170	$11,922	$9,667	10.5%	23.3%

25	Comcast 2008 Annual Report on Form 10-K

Cable Segment Revenue

Our average monthly total revenue per video customer increased to approximately $110 in 2008 from approximately $102 in 2007 and approximately $95 in 2006. The increases in average monthly total revenue per video customer are primarily due to an increased number of customers receiving multiple services.

Video

We offer video services ranging from a limited analog service to a full digital service with access to hundreds of channels, including premium and pay-per-view channels. Digital video customers may also subscribe to advanced digital video services, including DVR and HDTV. As of December 31, 2008, 70% of our video customers subscribed to at least one of our digital video services, compared to 63% and 52% as of December 31, 2007 and 2006, respectively.

Our video revenue continued to grow in 2008 and 2007 due to customer growth in our digital video services, including the demand for digital features such as On Demand, DVR and HDTV; rate adjustments; and the addition of our newly acquired cable systems. During 2008 and 2007, we added approximately 1.5 million and 2.5 million digital video customers, respectively. During 2008 and 2007, the number of video customers decreased by approximately 575,000 and 180,000, respectively, excluding the impact of the newly acquired cable systems, primarily due to increased competition in our service areas, as well as weakness in the overall economy. Continued competition and weak economic conditions are expected to result in further declines in the number of video customers during 2009. In 2008, approximately $455 million of the increase in our video revenue was attributable to our newly acquired cable systems. In 2007, the amount was approximately $1.6 billion. Our average monthly video revenue per video customer increased to approximately $64 in 2008 from approximately $61 in 2007 and approximately $57 in 2006.

High-Speed Internet

We offer high-speed Internet services with Internet access at downstream speeds of up to 24 Mbps, depending on the service selected, and up to 50 Mbps with the introduction of DOCSIS 3.0 technology, also referred to as Wideband, based on geographic market availability. These services also include our Internet portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of proprietary content and value-added features and enhancements that are designed to take advantage of the speed our services provide.

Revenue increased in 2008 and 2007 primarily due to an increase in the number of customers and the addition of our newly acquired cable systems. As of December 31, 2008, 30% of the homes in the areas we serve subscribed to our high-speed Internet service, compared to 28% and 25% as of December 31, 2007 and 2006, respectively. In 2008, approximately $157 million of the increase in revenue was attributable to our newly acquired cable systems. In 2007, the amount was approximately $640 million. Average monthly revenue per high-speed Internet customer has remained relatively stable, between $42 and $43 from 2006 to 2008. We expect the rates of customer and revenue growth to slow in 2009 due to the market maturing, increased competition and weak economic conditions continuing.

Phone

We offer digital phone services that provide local and long-distance calling and include features such as voice mail, caller ID and call waiting. As of December 31, 2008, our digital phone services were available to approximately 47 million or 92% of the homes in the areas we serve.

Revenue increased significantly in 2008 and 2007 as a result of increases in the number of digital phone customers. These increases were partially offset by the loss of approximately 170,000 and 470,000 circuit-switched phone customers in 2008 and 2007, respectively. We phased out substantially all of our circuit-switched phone service in 2008. In 2008, approximately $43 million of the increase in our phone revenue was attributable to our newly acquired cable systems. In 2007, the amount was approximately $100 million. Average monthly revenue per

Comcast 2008 Annual Report on Form 10-K	26

customer for our digital phone service has declined, to approximately $39 in 2008 from approximately $42 in 2007 and approximately $45 in 2006, due to customers receiving service as part of a promotional offer or in a bundled service offering. We expect the rates of customer and revenue growth to slow in 2009, because we do not expect to launch any significant new service areas in 2009 and due to weak economic conditions continuing.

Advertising

As part of our programming license agreements with programming networks, we receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link between multiple cable systems and provide for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator.

Advertising revenue decreased in 2008 primarily due to a decline in the television advertising market, including the automotive and housing sectors, offset by an increase in political advertising and the addition of the newly acquired cable systems. Advertising revenue increased in 2007 as a result of our newly acquired cable systems. Absent the growth from the newly acquired cable systems, advertising revenue decreased slightly in 2007, reflecting weakness across the television advertising market, a lower level of political advertising and one less week in the broadcast calendar during 2007 compared to 2006. We expect our advertising revenue to decline in 2009 due to a deteriorating advertising market, less political advertising and weak economic conditions continuing.

Other

We also generate revenue from our regional sports networks, our digital media center, on-screen guide advertising, commissions from electronic retailing networks and fees for other services. Our regional sports networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/ Washington), Cable Sports Southeast, Comcast SportsNet Chicago, Comcast SportsNet California (Sacramento), Comcast SportsNet Northwest (Portland), Comcast SportsNet New England (Boston), Comcast SportsNet Bay Area (San Francisco) and MountainWest Sports Network. These networks generate revenue through programming license agreements with multichannel video providers and the sale of advertising time.

Other revenue increased in 2008 and 2007 as a result of our acquisitions in June 2007 of Comcast SportsNet Bay Area and Comcast SportsNet New England and our acquisitions of the newly acquired cable systems.

Franchise Fees

Our franchise fee revenue represents the pass-through to our customers of the fees required to be paid to state and local franchising authorities. Under the terms of our franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue. The increases in franchise fees collected from our cable customers in 2008 and 2007 were primarily due to increases in the revenue on which the fees apply.

Cable Segment Expenses

We continue to focus on controlling the growth of expenses. Our operating margins (operating income before depreciation and amortization as a percentage of revenue) for 2008, 2007 and 2006 were 40.6%, 40.7% and 40.2%, respectively.

27	Comcast 2008 Annual Report on Form 10-K

Cable Segment Operating Expenses

Year ended December 31 (in millions)	2008	2007	2006	% Change 2007 to 2008	% Change 2006 to 2007
Video programming	$6,479	$5,813	$4,848	11.5%	19.9%
Technical labor costs	2,138	1,899	1,572	12.6	20.8
High-speed Internet	523	575	435	(9.0)	32.2
Phone	730	685	427	6.6	60.4
Other	2,794	2,437	2,040	14.6	19.5
Total	$12,664	$11,409	$9,322	11.0%	22.4%

Video programming expenses, our largest operating expense, are the fees we pay to programming networks to license the programming we package, offer and distribute to our video customers. These expenses are affected by changes in the fees charged by programming networks, the number of our video customers and the number of programming options we offer. Video programming expenses increased in 2008 and 2007, primarily due to rate increases, additional digital customers, an additional number of programming options and additional customers from our newly acquired cable systems. We anticipate that our video programming expenses will continue to increase in 2009 and in the future as the fees charged by programming networks increase, as new fees for retransmission of broadcast networks are incurred and as we provide additional channels and video on demand programming options to our customers.

Technical labor expenses include the internal and external labor to complete service call and installation activities in the home, network operations, fulfillment and provisioning costs. These expenses increased in 2008 and 2007 primarily due to growth in the number of customers, which required additional personnel to handle service calls and provide in-house customer support and the addition of our newly acquired cable systems.

High-speed Internet expenses and phone expenses include certain direct costs identified by us for providing these services. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these captions. The decrease in high-speed Internet expenses in 2008 was primarily driven by lower support service costs that were the result of our entering into new contracts with lower cost providers and renegotiating existing contracts. High-speed Internet expenses increased in 2007 primarily due to growth in the number of customers receiving these services and the addition of our newly acquired cable systems. Phone expenses grew at a lower rate in 2008 due to efficiencies associated with an increased number of customers as well as the least-cost routing of call traffic and lower support service costs that were the result of our entering into new contracts with lower cost providers and renegotiating existing contracts. Phone expenses increased in 2007 primarily due to growth in the number of customers receiving these services and the addition of our newly acquired cable systems.

Other operating expenses include franchise fees, pole rentals, plant maintenance and vehicle-related costs, including fuel, as well as expenses related to our regional sports networks. These expenses increased in 2008 and 2007 primarily due to the addition of our newly acquired cable systems and the acquisitions in June 2007 of Comcast SportsNet Bay Area and Comcast SportsNet New England.

Cable Segment Selling, General and Administrative Expenses

Year ended December 31 (in millions)	2008	2007	2006	% Change 2007 to 2008	% Change 2006 to 2007
Customer service	$1,773	$1,674	$1,326	5.9%	26.2%
Marketing	1,625	1,404	1,196	15.7	17.4
Administrative and other	3,211	2,896	2,531	10.9	14.4
Selling, general and administrative	$6,609	$5,974	$5,053	10.6%	18.2%

Customer service expenses remained relatively flat in 2008 primarily due to achieving operational efficiencies and the slower growth in customers. Customer service expenses increased in 2007 primarily due to growth in the number of customers and services offered.

Marketing expenses increased in 2008 and 2007 primarily due to additional marketing costs associated with attracting and retaining customers, as well as the addition of the newly acquired cable systems.

Administrative and other expenses increased in 2008 and 2007 primarily due to the addition of our newly acquired cable systems and the acquisitions in June 2007 of Comcast SportsNet Bay Area and Comcast SportsNet New England. Administrative and other expenses in 2008 also include severance costs of approximately $126 million primarily related to approximately 3,300 personnel reductions, a portion of which resulted from a divisional reorganization.

Comcast 2008 Annual Report on Form 10-K	28

Programming Segment Overview

Our Programming segment consists primarily of our consolidated national programming networks. The table below presents a summary of our most significant consolidated national programming networks:

Programming Network	Approximate U.S. Subscribers (in millions)	Description
E!	85	Pop culture and entertainment-related programming
Golf Channel	73	Golf and golf-related programming
VERSUS	66	Sports and leisure programming
G4	57	Gamer lifestyle programming
Style	51	Lifestyle-related programming

We also own interests in MGM (20%), iN DEMAND (51%), TV One (33%), PBS KIDS Sprout (40%) and FEARnet (33%). The operating results of these entities are not included in our Programming segment’s operating results because they are presented in equity in net (losses) income of affiliates.

Programming Segment Results of Operations

Year ended December 31 (in millions)	2008	2007	2006	% Change 2007 to 2008	% Change 2006 to 2007
Revenue	$1,426	$1,314	$1,054	8.5%	24.7%
Operating, selling, general and administrative expenses	1,064	1,028	815	3.6	26.1
Operating income before depreciation and amortization	$362	$286	$239	26.3%	19.8%

Programming Segment Revenue

Programming revenue for 2008 and 2007 increased as a result of continued growth in advertising revenue, programming license fee revenue and international revenue. In 2008, 2007 and 2006, advertising accounted for approximately 43%, 44% and 45%, respectively, of total Programming revenue. In 2008, 2007 and 2006, approximately 11% to 13% of our Programming revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Programming Segment Operating, Selling, General and Administrative Expenses

Programming operating, selling, general and administrative expenses consist mainly of the cost of producing television programs and live events, the purchase of programming rights, the marketing and promotion of our programming networks and administrative costs. Programming expenses increased significantly in 2007 primarily due to the programming rights costs for the PGA Tour on Golf Channel, as well as a corresponding increase in marketing expenses for this programming. We have invested and expect to continue to invest in new and live-event programming that will cause our programming expenses to increase in the future.

Consolidated Other Income (Expense) Items

Year ended December 31 (in millions)	2008	2007	2006
Interest expense	$(2,439)	$(2,289)	$(2,064)
Investment income (loss), net	89	601	990
Equity in net (losses) income of affiliates, net	(39)	(63)	(65)
Other income (expense)	(285)	522	114
Total	$(2,674)	$(1,229)	$(1,025)

Interest Expense

The increase in interest expense for 2008 was primarily due to an increase in our average debt outstanding and an increase in early extinguishment costs of approximately $61 million associated with the repayment and redemption of certain debt obligations prior to their maturity, partially offset by the effects of lower interest rates in 2008 on our fixed to variable rate interest rate exchange agreements. The increase for 2007 was primarily due to an increase in our average debt outstanding.

Investment Income (Loss), Net

The components of investment income (loss), net for 2008, 2007 and 2006 are presented in a table in Note 6 to our consolidated financial statements. We have entered into derivative financial instruments that we account for at fair value and that economically hedge the market price fluctuations in the common stock of all of

29	Comcast 2008 Annual Report on Form 10-K

our investments accounted for as trading securities. The differences between the unrealized gains (losses) on trading securities and the mark to market adjustments on derivatives related to trading securities, as presented in the table in Note 6 to our consolidated financial statements, result from one or more of the following:

•	there were unusual changes in the derivative valuation assumptions such as interest rates, volatility and dividend policy

•	the magnitude of the difference between the market price of the underlying security to which the derivative relates and the strike price of the derivative

•	the change in the time value component of the derivative value during the period

•	the security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate

Other Income (Expense)

Other expense for 2008 includes an impairment of approximately $600 million related to our investment in Clearwire (see Note 6 to our consolidated financial statements), partially offset by a gain of approximately $235 million on the sale of our 50% interest in the Insight asset pool in connection with the Insight transaction. Other income for 2007 consisted primarily of a gain of approximately $500 million on the sale of our 50% interest in the Kansas City asset pool in connection with the Houston transaction. Other income for 2006 consisted primarily of $170 million of gains on the sale of nonoperating assets, partially offset by a $59 million impairment related to one of our equity method investments.

Income Tax Expense

Our effective income tax rate for 2008, 2007 and 2006 was 37.8%, 41.4% and 37.5%, respectively. Income tax expense reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Our 2008 income tax expense was reduced by approximately $154 million, $80 million of which is due to the settlement of an uncertain tax position (see Note 13 to our consolidated financial statements) and the net impact of certain state tax law changes that primarily affected our deferred income tax liabilities and other noncurrent liabilities, and the balance of which is primarily due to the future deductibility of certain deferred compensation arrangements. Our tax rate in 2006 was impacted by adjustments to uncertain tax positions, which were primarily due to the favorable resolution of issues and revised estimates of the outcome of unresolved issues with various taxing authorities. We expect our 2009 annual effective tax rate to be in the range of 40% to 45%.

Discontinued Operations

The operating results of our previously owned cable systems located in Los Angeles, Dallas and Cleveland, which were reported as discontinued operations for 2006, included 7 months of operations in 2006 because the closing date of the transaction was July 31, 2006. As a result of the exchange of these systems in the Adelphia and Time Warner transactions, we recognized a gain of $195 million, net of tax of $541 million in 2006 (see Note 5 to our consolidated financial statements). The effective tax rate on the gain is higher than the federal statutory rate primarily due to the nondeductible amounts attributed to goodwill.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities; through existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing.

We anticipate that we will continue to use a substantial portion of our cash flows to fund our capital expenditures, to invest in business opportunities, to meet our debt repayment obligations and to return capital to investors.

The global financial markets have been and continue to be in turmoil, with extreme volatility in the equity and credit markets and with some financial and other institutions experiencing significant financial distress. As of December 31, 2008, we had approximately $5.5 billion remaining availability under our credit facilities and no outstanding commercial paper obligations. From 2009 to 2011, our scheduled debt maturities total approximately $5.3 billion. In addition, neither our access to nor the value of our cash equivalents or short-term investments have been negatively affected by the recent liquidity problems of financial institutions. Although we have attempted to be prudent in our investment strategy, it is not possible to predict how the financial market turmoil and the deteriorating economic conditions may affect our financial position. Additional financial institution failures could reduce amounts available under committed credit facilities, could cause losses to the extent cash amounts or the value of securities exceed government deposit insurance limits, and could restrict our access to the public equity and debt markets.

Comcast 2008 Annual Report on Form 10-K	30

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2008	2007	2006
Operating income	$6,732	$5,578	$4,619
Depreciation and amortization	6,400	6,208	4,823
Operating income before depreciation and amortization	13,132	11,786	9,442
Operating income before depreciation and amortization from discontinued operations	—	—	264
Noncash share-based compensation and contribution expense	258	223	223
Changes in operating assets and liabilities	(251)	(200)	(280)
Cash basis operating income	13,139	11,809	9,649
Payments of interest	(2,256)	(2,134)	(1,880)
Payments of income taxes	(762)	(1,638)	(1,284)
Proceeds from interest, dividends and other nonoperating items	125	185	233
Payments related to settlement of litigation of an acquired company	—	—	(67)
Excess tax benefit under SFAS No. 123R presented in financing activities	(15)	(33)	(33)
Net cash provided by operating activities	$10,231	$8,189	$6,618

The increases in interest payments in 2008 and 2007 were primarily due to an increase in our average debt outstanding.

The decrease in tax payments in 2008 was primarily due to the Economic Stimulus Act of 2008, which resulted in a reduction in our tax payments of approximately $600 million. The increase in tax payments in 2007 was primarily due to the effects of increases in income, sales of investments, and the settlement of federal and state tax audits of $376 million.

Financing Activities

Net cash provided by (used in) financing activities consists primarily of our proceeds from borrowings offset by our debt repayments, our repurchases of our Class A and Class A Special common stock and dividend payments. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments. We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions. In 2008, we made $307 million of optional public bond repurchases. See Note 9 to our consolidated financial statements for further discussion of our financing activities, including details of our debt repayments and borrowings.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. In January 2008, we entered into an amended and restated revolving bank credit facility that may be used for general corporate purposes. This amendment increased the size of the credit facility from $5.0 billion to $7.0 billion and extended the maturity of the loan commitment from October 2010 to January 2013. Under our credit facility, other lenders are not obligated to fund a defaulting lender’s commitment, although another lender could agree to fund the defaulting lender’s commitment. However, non-defaulting lenders are not able to use a default by another bank to avoid their own commitments. In December 2008, we terminated a $200 million commitment to our credit facility by Lehman Brothers Bank, FSB (“Lehman”) as a result of Lehman’s default under a borrowing request. At a discounted value, we repaid Lehman’s portion of our outstanding credit facility, along with accrued interest and fees. Subsequent to this termination, the size of our credit facility is $6.8 billion. As of December 31, 2008, amounts available under all of our credit facilities totaled approximately $5.5 billion.

Debt Covenants

We and our cable subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing our bank credit facilities (see Note 18 to our consolidated financial statements). We and the guarantors are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business or raise additional capital. Our credit facilities’ covenants are tested on an ongoing basis. The only financial covenant in our $6.8 billion revolving credit

31	Comcast 2008 Annual Report on Form 10-K

facility due 2013 relates to leverage (ratio of debt to operating income before depreciation and amortization). As of December 31, 2008, we met this financial covenant by a significant margin. Our ability to comply with this financial covenant in the future does not depend on further debt reduction or on improved operating results.

Share Repurchase and Dividends

As of December 31, 2008, we had approximately $4.1 billion of availability remaining under our share repurchase authorization. We have previously indicated our plan to fully use our remaining share repurchase authorization by the end of 2009, subject to market conditions. However, as previously disclosed, due to difficult economic conditions and instability in the capital markets, it is unlikely that we will complete our share repurchase authorization by the end of 2009 as previously planned.

Our Board of Directors declared a dividend of $0.0625 per share for each quarter in 2008 totaling approximately $727 million. We paid approximately $547 million of dividends in 2008. We expect to continue to pay quarterly dividends, though each subsequent dividend is subject to approval by our Board of Directors. We did not declare or pay any cash dividends in 2007 or 2006.

Investing Activities

Net cash used in investing activities consists primarily of cash paid for capital expenditures, acquisitions and investments, partially offset by proceeds from sales of investments.

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable segment and we expect that this will continue in the future. A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed. The table below summarizes the capital expenditures we incurred in our Cable segment from 2006 through 2008.

Year ended December 31 (in millions)	2008	2007	2006
Customer premises equipment(a)	$3,147	$3,164	$2,321
Scalable infrastructure(b)	1,024	1,014	906
Line extensions(c)	212	352	275
Support capital(d)	522	792	435
Upgrades (capacity expansion)(e)	407	520	307
Business services(f)	233	151	—
Total	$5,545	$5,993	$4,244

(a)

Customer premises equipment (“CPE”) includes costs incurred to connect our services at the customer’s home. The equipment deployed typically includes standard digital set-top boxes, HD set-top boxes, digital video recorders, remote controls and modems. CPE also includes the cost of installing this equipment for new customers as well as the material and labor cost incurred to install the cable that connects a customer’s dwelling to the network.

(b)

Scalable infrastructure includes costs incurred to secure growth in customers or revenue units or to provide service enhancements, other than those related to CPE. Scalable infrastructure includes equipment that controls signal reception, processing and transmission throughout our distribution network, as well as equipment that controls and communicates with the CPE residing within a customer’s home. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video on demand equipment) and equipment necessary to provide certain video, high-speed Internet and digital phone service features (e.g., voice mail and e-mail).

(c)

Line extensions include the costs of extending our distribution network into new service areas. These costs typically include network design, the purchase and installation of fiber-optic and coaxial cable, and certain electronic equipment.

(d)

Support capital includes costs associated with the replacement or enhancement of non-network assets due to technical or physical obsolescence and wear-out. These costs typically include vehicles, computer and office equipment, furniture and fixtures, tools, and test equipment.

(e)	Upgrades include costs to enhance or replace existing portions of our cable network, including recurring betterments.

(f)

Business services include the costs incurred related to the rollout of our services to small and medium-sized businesses. The equipment typically includes high-speed Internet modems and phone modems and the cost of installing this equipment for new customers as well as materials and labor incurred to install the cable that connects a customer’s business to the closest point of the main distribution network.

Comcast 2008 Annual Report on Form 10-K	32

Cable capital expenditures decreased 7.5% in 2008 primarily due to lower spending in residential cable services. Line extensions decreased in 2008 compared to 2007 primarily due to the slowdown in the housing market. Cable capital expenditures increased 41.2% in 2007 primarily as a result of the continued rollout of our digital phone service and an increase in demand for advanced set-top boxes (including DVR and HDTV) and high-speed Internet modems. These increases were accelerated by the success of our triple play bundle and as a result of regulatory changes in 2007. We also incurred additional capital expenditures in our newly acquired cable systems and continued to improve the capacity and reliability of our network in 2007 in order to handle the additional volume and advanced services.

Capital expenditures in our Programming segment were not significant in 2008, 2007 and 2006. In 2008 and 2007, our other business activities included approximately $137 million and $110 million, respectively, of capital expenditures related to the consolidation of offices in Pennsylvania and the relocation of our corporate headquarters. Capital expenditures for 2009 and for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes and the timing and rate of deployment of new services. Our 2009 capital expenditures will include the purchase of set-top boxes associated with our migration to all digital transmission for certain analog channels.

Acquisitions

In 2008, acquisitions were primarily related to our acquisition of an additional interest in Comcast SportsNet Bay Area; our acquisition of the remaining interest in G4 that we did not already own; and our acquisitions of Plaxo and DailyCandy. In 2007, acquisitions were primarily related to our acquisitions of Patriot Media, Fandango, Comcast SportsNet New England, and an interest in Comcast SportsNet Bay Area. In 2006, acquisitions were primarily related to the Adelphia and Time Warner transactions, the acquisition of the cable systems of Susquehanna Communications and the acquisition of our additional interest in E! Entertainment Television.

Proceeds from Sales of Investments

In 2008, proceeds from the sales of investments were primarily related to the disposition of available-for-sale debt securities. In 2007 and 2006, proceeds from the sales of investments were primarily related to the disposition of our ownership interests in Time Warner Inc.

Purchases of Investments

In 2008, purchases of investments consisted primarily of the funding of our investment in Clearwire. In 2007, purchases of investments consisted primarily of an additional investment in Insight Midwest, L.P. and the purchase of available-for-sale debt securities. In 2006, purchases of investments consisted primarily of the purchase of our interest in SpectrumCo LLC and our additional investment in Texas and Kansas City Cable Partners.

Contractual Obligations

Our unconditional contractual obligations as of December 31, 2008, which consist primarily of our debt obligations and the associated payments due in future periods, are presented in the table below.

	Payments Due by Period
(in millions)	Total	Year 1	Years 2–3	Years 4–5	More than 5
Debt obligations(a)	$32,394	$2,269	$2,957	$5,613	$21,555
Capital lease obligations	62	9	36	8	9
Operating lease obligations	2,088	385	542	328	833
Purchase obligations(b)	16,069	3,666	3,915	2,462	6,026
Other long-term liabilities reflected on the balance sheet:
Acquisition-related obligations(c)	153	118	32	3	—
Other long-term obligations(d)	3,795	232	511	383	2,669
Total	$54,561	$6,679	$7,993	$8,797	$31,092

Refer to Note 9 (long-term debt) and Note 15 (commitments) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations are primarily related to our Cable segment, including contracts with programming networks, CPE manufacturers, communication vendors, other cable operators for which we provide advertising sales representation and other contracts entered into in the normal course of business. We also have purchase obligations through Comcast Spectacor for the players and coaches of our professional sports teams. We did not include contracts with immaterial future commitments.

(c)	Acquisition-related obligations consist primarily of costs related to exiting contractual obligations and other assumed contractual obligations of the acquired entity.

(d)

Other long-term obligations consist primarily of prepaid forward sale agreement transactions of equity securities we hold; subsidiary preferred shares; effectively settled tax positions and related interest, net of deferred tax benefit; deferred compensation obligations; pension, post-retirement and post-employment benefit obligations; and programming rights payable under license agreements. Reserves for uncertain tax positions of approximately $1.4 billion are not included in the table above. The liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.

33	Comcast 2008 Annual Report on Form 10-K

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes are critical in the preparation of our financial statements. We had previously disclosed that the accounting judgments and estimates related to our legal contingencies were critical in the preparation of our financial statements. This identification was based in large part on the fact that significant amounts were included in our consolidated balance sheet representing management’s estimates of the ultimate outcome of these legal contingencies. As substantially all of the contingencies to which these balance sheet estimates have been resolved and there are no significant estimates recorded for current legal contingencies as they are either not probable, estimable or both, estimates related to our legal contingencies are not critical in the preparation of our financial statements at December 31, 2008. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below.

Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies with respect to these and other items.

Valuation and Impairment Testing of Cable Franchise Rights

Our largest asset, our cable franchise rights, results from agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new services, such as advanced digital video services and high-speed Internet and phone services, in a particular service area. The amounts we record for cable franchise rights are primarily a result of cable system acquisitions. Typically when we acquire a cable system, the most significant asset we record is the value of the cable franchise rights. Often these cable system acquisitions include multiple franchise areas. We currently serve approximately 6,400 franchise areas in the United States.

We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. Accordingly, we do not amortize our cable franchise rights but assess the carrying value of our cable franchise rights annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount may exceed its fair value (“impairment testing”), in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”).

We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment. We also consider multiples of operating income before depreciation and amortization generated by underlying assets, current market transactions, and profitability information in analyzing the fair values indicated under the discounted cash flow models.

If we were to determine the value of our cable franchise rights is less than the carrying amount, we would recognize an impairment for the difference between the estimated fair value and the carrying value of the assets. For purposes of our impairment testing, we have grouped the recorded values of our various cable franchise rights into our cable divisions or units of account. We evaluate the unit of account periodically to ensure our impairment testing is performed at an appropriate level (see Note 2 to our consolidated financial statements).

Since the adoption of SFAS No. 142 in 2002, we have not recorded any significant impairments as a result of our impairment testing. A future change in the unit of account could result in the recognition of an impairment.

We could also record impairments in the future if there are changes in long-term market conditions, in expected future operating results, or in federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. Assumptions made about increased competition and a further slowdown in the economy on a longer-term basis could impact the valuations to be used in future annual impairment testing and result in a reduction of fair values from those determined in the July 1, 2008 annual impairment testing (“July 1 testing”). Such assumptions and fair values will not be determined until the July 1, 2009 annual impairment testing is performed. Our July 1 testing, which included assumptions related to the weakening economy,

Comcast 2008 Annual Report on Form 10-K	34

indicated that the estimated fair value of our cable franchise rights exceeded the carrying value (“headroom”) for each of our units of accounts by a significant amount (see table below). Given the significant headroom that existed on July 1, 2008, we do not believe the current economic environment, regulatory changes, or the decline in our market capitalization since our July 1 testing, represent events or changes in circumstances that are indicative of an impairment of value at December 31, 2008. The table below illustrates the impairment related to our various cable divisions that would have occurred had the hypothetical reductions in fair value existed at the time of our last annual impairment testing.

	Percent Hypothetical Reduction in Fair Value and Related Impairment
(in millions)	10%	15%	20%	25%
Eastern Division	$—	$(55)	$(999)	$(1,942)
NorthCentral Division	—	—	—	—
Southern Division	—	—	—	—
Western Division	—	—	—	—
	$—	$(55)	$(999)	$(1,942)

Income Taxes

Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities available in the jurisdictions in which we operate. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations.

On January 1, 2007, we adopted Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109,” (“FIN 48”). We evaluate our tax positions using the recognition threshold and the measurement attribute in accordance with this interpretation. From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. Examples of these transactions include business acquisitions and disposals, including consideration paid or received in connection with these transactions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in the financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved.

We adjust our estimates periodically because of ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. The effects on our financial statements of income tax uncertainties that arise in connection with business combinations and those associated with entities acquired in business combinations are discussed in Note 2 to our consolidated financial statements. We believe that adequate accruals have been made for income taxes. When uncertain tax positions are ultimately resolved, either individually or in the aggregate, differences between our estimated amounts and the actual amounts are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period.

35	Comcast 2008 Annual Report on Form 10-K

Item 7A: Quantitative and Qualitative

Disclosures About Market Risk

Interest Rate Risk Management

We maintain a mix of fixed-rate and variable-rate debt. As of December 31, 2008, approximately 93% of our total debt of $32.5 billion was at fixed rates with the remaining debt at variable rates. We are exposed to the market risk of adverse changes in interest rates. In order to manage the cost and volatility relating to the interest cost of our outstanding debt, we enter into various interest rate risk management derivative transactions in accordance with our policies.

We monitor our interest rate risk exposures using techniques that include market value and sensitivity analyses. We do not engage in any speculative or leveraged derivative transactions.

We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

Our interest rate derivative financial instruments, which can include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates from 93% to 82% as of December 31, 2008. The effect of our interest rate derivative financial instruments (decreased) increased our interest expense by approximately $(34) million, $43 million and $39 million in 2008, 2007 and 2006, respectively. Interest rate risk management instruments may have a significant effect on our interest expense in the future, including as a result of proposed changes in accounting for these instruments.

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2008.

(in millions)	2009	2010	2011	2012	2013	Thereafter	Total	Fair Value 12/31/08
Debt
Fixed rate	$1,029	$1,172	$1,796	$831	$3,757	$21,547	$30,132	$29,693
Average interest rate	7.3%	5.7%	6.1%	9.4%	8.6%	6.6%	6.9%
Variable rate	$1,249	$11	$14	$22	$1,011	$17	$2,324	$2,308
Average interest rate	2.2%	3.2%	4.5%	6.2%	3.2%	3.4%	2.7%
Interest rate instruments
Fixed to variable swaps	$750	$200	$750	$—	$—	$1,800	$3,500	$309
Average pay rate	4.9%	2.7%	3.4%	—%	—%	3.2%	3.6%
Average receive rate	6.9%	5.9%	5.5%	—%	—%	5.5%	5.8%

We use the notional amounts on the instruments to calculate the interest to be paid or received. The notional amounts do not represent the amount of our exposure to credit loss. The estimated fair value approximates the payments necessary or proceeds to be received to settle the outstanding contracts. We estimate interest rates on variable debt and swaps using the average implied forward London Interbank Offered Rate (“LIBOR”) for the year of maturity based on the yield curve in effect on December 31, 2008, plus the applicable margin in effect on December 31, 2008.

As a matter of practice, we typically do not structure our financial contracts to include credit-ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. As of December 31, 2008 and 2007, the estimated fair value of those swaps was an asset of $44 million and a liability of $3 million, respectively. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time.

Comcast 2008 Annual Report on Form 10-K	36

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

To limit our exposure to and benefits from price fluctuations in the common stock of some of our investments, we use equity derivative financial instruments. These derivative financial instruments, which are accounted for at fair value, include equity collar agreements, prepaid forward sales agreements and indexed debt instruments.

Except as described above in “Investment Income (Loss), Net,” the changes in the fair value of the investments that we accounted for as trading securities were substantially offset by the changes in the fair values of the equity derivative financial instruments.

Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies for derivative financial instruments and to Note 6 and Note 9 to our consolidated financial statements for discussions of our derivative financial instruments.

37	Comcast 2008 Annual Report on Form 10-K

Item 8: Financial Statements and Supplementary Data

Comcast 2008 Annual Report on Form 10-K	38

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2008. The effectiveness of our internal controls over financial reporting have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

39	Comcast 2008 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007, and the related consolidated statements of operations, cash flows, stockholders’ equity and comprehensive income for each of the three years in the period ended December 31, 2008. We also have audited the Company’s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 2 to the consolidated financial statements, the Company adopted Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities Including an amendment of FASB Statement No. 115," effective January 1, 2008. As discussed in Note 3 to the consolidated financial statements, the Company adopted EITF Issue No. 06-10, “Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements,” effective January 1, 2008. As discussed in Note 2 to the consolidated financial statements, the Company adopted FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement 109," effective January 1, 2007.

/s/    Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 20, 2009

Comcast 2008 Annual Report on Form 10-K	40

Consolidated Balance Sheet

December 31 (in millions, except share data)	2008	2007
Assets
Current Assets:
Cash and cash equivalents	$1,195	$963
Investments	59	98
Accounts receivable, less allowance for doubtful accounts of $190 and $181	1,626	1,645
Deferred income taxes	292	214
Other current assets	544	747
Total current assets	3,716	3,667
Investments	4,783	7,963
Property and equipment, net of accumulated depreciation of $23,235 and $19,808	24,444	23,624
Franchise rights	59,449	58,077
Goodwill	14,889	14,705
Other intangible assets, net of accumulated amortization of $8,160 and $6,977	4,558	4,739
Other noncurrent assets, net	1,178	642
Total assets	$113,017	$113,417
Liabilities and Stockholders’ Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,393	$3,336
Accrued salaries and wages	624	494
Other current liabilities	2,644	2,627
Current portion of long-term debt	2,278	1,495
Total current liabilities	8,939	7,952
Long-term debt, less current portion	30,178	29,828
Deferred income taxes	26,982	26,880
Other noncurrent liabilities	6,171	7,167
Minority interest	297	250
Commitments and contingencies (Note 15)
Stockholders’ equity
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,426,443,484 and 2,419,025,659; outstanding, 2,060,982,734 and 2,053,564,909	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 881,145,954 and 1,018,960,463; outstanding, 810,211,190 and 948,025,699	9	10
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,620	41,688
Retained earnings	7,427	7,191
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(113)	(56)
Total stockholders’ equity	40,450	41,340
Total liabilities and stockholders’ equity	$113,017	$113,417

See notes to consolidated financial statements.

41	Comcast 2008 Annual Report on Form 10-K

Consolidated Statement of Operations

Year ended December 31 (in millions, except per share data)	2008	2007	2006
Revenue	$34,256	$30,895	$24,966
Costs and Expenses:
Operating (excluding depreciation and amortization)	13,472	12,169	9,819
Selling, general and administrative	7,652	6,940	5,705
Depreciation	5,457	5,107	3,828
Amortization	943	1,101	995
	27,524	25,317	20,347
Operating income	6,732	5,578	4,619
Other Income (Expense):
Interest expense	(2,439)	(2,289)	(2,064)
Investment income (loss), net	89	601	990
Equity in net income (losses) of affiliates, net	(39)	(63)	(65)
Other income (expense)	(285)	522	114
	(2,674)	(1,229)	(1,025)
Income from continuing operations before income taxes and minority interest	4,058	4,349	3,594
Income tax expense	(1,533)	(1,800)	(1,347)
Income from continuing operations before minority interest	2,525	2,549	2,247
Minority interest	22	38	(12)
Income from continuing operations	2,547	2,587	2,235
Income from discontinued operations, net of tax	—	—	103
Gain on discontinued operations, net of tax	—	—	195
Net income	$2,547	$2,587	$2,533
Basic earnings per common share
Income from continuing operations	$0.87	$0.84	$0.71
Income from discontinued operations	—	—	0.03
Gain on discontinued operations	—	—	0.06
Net income	$0.87	$0.84	$0.80
Diluted earnings per common share
Income from continuing operations	$0.86	$0.83	$0.70
Income from discontinued operations	—	—	0.03
Gain on discontinued operations	—	—	0.06
Net income	$0.86	$0.83	$0.79
Dividends declared per common share	$0.25	$—	$—

See notes to consolidated financial statements.

Comcast 2008 Annual Report on Form 10-K	42

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2008	2007	2006
Operating Activities
Net income	$2,547	$2,587	$2,533
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	5,457	5,107	3,828
Amortization	943	1,101	995
Depreciation and amortization of discontinued operations	—	—	139
Share-based compensation	258	212	190
Noncash interest expense (income), net	209	114	99
Equity in net losses (income) of affiliates, net	39	63	65
(Gains) losses on investments and noncash other (income) expense, net	321	(938)	(920)
Gain on discontinued operations	—	—	(736)
Noncash contribution expense	—	11	33
Minority interest	(22)	(38)	12
Deferred income taxes	495	247	674
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	39	(100)	(357)
Change in accounts payable and accrued expenses related to trade creditors	(38)	175	560
Change in other operating assets and liabilities	(17)	(352)	(497)
Net cash provided by (used in) operating activities	10,231	8,189	6,618
Financing Activities
Proceeds from borrowings	3,535	3,713	7,497
Retirements and repayments of debt	(2,610)	(1,401)	(2,039)
Repurchases of common stock	(2,800)	(3,102)	(2,347)
Dividends paid	(547)	—	—
Issuances of common stock	53	412	410
Other	(153)	62	25
Net cash provided by (used in) financing activities	(2,522)	(316)	3,546
Investing Activities
Capital expenditures	(5,750)	(6,158)	(4,395)
Cash paid for intangible assets	(527)	(406)	(306)
Acquisitions, net of cash acquired	(738)	(1,319)	(5,110)
Proceeds from sales of investments	737	1,761	2,720
Purchases of investments	(1,167)	(2,089)	(2,812)
Other	(32)	62	31
Net cash provided by (used in) investing activities	(7,477)	(8,149)	(9,872)
Increase (decrease) in cash and cash equivalents	232	(276)	292
Cash and cash equivalents, beginning of year	963	1,239	947
Cash and cash equivalents, end of year	$1,195	$963	$1,239

See notes to consolidated financial statements.

43	Comcast 2008 Annual Report on Form 10-K

Consolidated Statement of Stockholders’ Equity

	Common Stock Class									Accumulated Other Comprehensive Income (Loss)
	Shares			Amount					Treasury Stock at Cost
(in millions)	A	A Special	B	A	A Special	B	Additional Capital	Retained Earnings			Total
Balance, January 1, 2006	2,045	1,153	9	$24	$12	$—	$42,989	$4,825	$(7,517)	$(114)	$40,219
Stock compensation plans	13	10					604	(33)			571
Repurchase and retirement of common stock		(113)			(1)		(1,235)	(1,111)			(2,347)
Employee stock purchase plan	2						43				43
Other comprehensive income										148	148
Net income								2,533			2,533
Balance, December 31, 2006	2,060	1,050	9	24	11	—	42,401	6,214	(7,517)	34	41,167
Cumulative effect related to the adoption of FIN 48 on January 1, 2007								60			60
Stock compensation plans	17	6					688	(28)			660
Repurchase and retirement of common stock	(25)	(108)			(1)		(1,459)	(1,642)			(3,102)
Employee stock purchase plan	2						58				58
Other comprehensive loss										(90)	(90)
Net income								2,587			2,587
Balance, December 31, 2007	2,054	948	9	24	10	—	41,688	7,191	(7,517)	(56)	41,340
Cumulative effect related to the adoption of EITF 06-10 on January 1, 2008								(132)			(132)
Stock compensation plans	4	3					265	(49)			216
Repurchase and retirement of common stock	(20)	(121)			(1)		(1,562)	(1,237)			(2,800)
Employee stock purchase plan	3						63				63
Other comprehensive loss										(57)	(57)
Share exchange	20	(20)					166	(166)			—
Dividend declared (per common share $0.25)								(727)			(727)
Net income								2,547			2,547
Balance, December 31, 2008	2,061	810	9	$24	$9	$—	$40,620	$7,427	$(7,517)	$(113)	$40,450

Consolidated Statement of Comprehensive Income

(in millions)	2008	2007	2006
Net income	$2,547	$2,587	$2,533
Holding gains (losses) during the period, net of deferred taxes of $7, $23 and $(69)	(13)	(42)	128
Reclassification adjustments for losses (gains) included in net income, net of deferred taxes of $(10), $46 and $(6)	18	(85)	11
Employee benefit obligations, net of deferred taxes of $30, $(16) and $(4)	(55)	29	7
Cumulative translation adjustments	(7)	8	2
Comprehensive income	$2,490	$2,497	$2,681

See notes to consolidated financial statements.

Comcast 2008 Annual Report on Form 10-K	44

Notes to Consolidated Financial Statements

Note 1: Organization and Business

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. We classify our operations in two reportable segments: Cable and Programming.

Our Cable segment is primarily involved in the management and operation of cable systems in the United States. As of December 31, 2008, we served approximately 24.2 million video customers, 14.9 million high-speed Internet customers and 6.5 million phone customers. Our regional sports networks are also included in our Cable segment.

Our Programming segment operates our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style.

Our other businesses consist primarily of Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates Comcast’s Internet businesses, including Comcast.net, Fancast, thePlatform, Fandango, Plaxo and DailyCandy. Comcast Spectacor owns two professional sports teams and two large, multipurpose arenas in Philadelphia, and manages other facilities for sporting events, concerts and other events. We  also own equity method investments in other programming networks and wireless-related companies.

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

Our Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, derivative financial instruments, asset impairments, nonmonetary transactions, certain acquisition-related liabilities, programming-related liabilities, pensions and other postretirement benefits, revenue recognition, depreciation and amortization, income taxes, and legal contingencies. See Note 8 for our discussion on fair value estimates.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair value. Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of less than three months when purchased.

Investments

We classify unrestricted, publicly traded investments as available-for-sale (“AFS”) or trading securities and record them at fair value. For AFS securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss), except when we consider declines in value to be other than temporary. For trading securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of investment income (loss), net. We recognize realized gains and losses associated with our fair value method investments using the specific identification method. Effective with the adoption of Statement of Financial Accounting Standards (“SFAS”) No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities,” (“SFAS No. 159”), we classify the cash flows related to purchases of and proceeds from the sale of trading securities based on the nature of the securities and purpose for which they were acquired (see Note 3).

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies. Equity method investments are recorded at cost and are adjusted to recognize (i) our proportionate share of the investee’s net income or losses after the date of investment, (ii) amortization of basis differences, (iii) additional contributions made and dividends received, and (iv) impairments resulting from other-than-temporary declines in fair value. We generally record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded in other income (expense).

Restricted, publicly traded investments and investments in privately held companies are stated at cost and adjusted for any known decrease in value.

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other than temporary. For our non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the invest-

45	Comcast 2008 Annual Report on Form 10-K

ment. For our AFS and cost method investments, we charge the impairment to investment income (loss), net. For our equity method investments, the impairment is recorded to other income (expense) (see Note 6).

If a consolidated entity or equity method investee issues additional securities that change our proportionate share of the entity, we recognize the change as a gain or loss in our consolidated statement of operations. In cases where gain realization is not assured, we record the gain to additional paid-in capital.

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

We capitalize the costs associated with the construction of our cable transmission and distribution facilities and new service installations. Costs include all direct labor and materials, as well as various indirect costs. We capitalize initial customer installation costs directly attributable to installation of the drop, including material, labor and overhead cost, in accordance with SFAS No. 51, “Financial Reporting by Cable Television Companies.” All costs incurred in connection with subsequent service disconnects and reconnects are expensed as they are incurred.

We record depreciation using the straight-line method over estimated useful lives. Our significant components of property and equipment are as follows:

December 31 (in millions)	Weighted Average Original Useful Life	2008	2007
Cable transmission equipment and distribution facilities	12 years	$15,660	$14,978
Customer premises equipment	6 years	17,788	15,373
Scalable infrastructure	6 years	5,776	5,179
Support capital	5 years	5,820	5,521
Buildings and building improvements	20 years	1,874	1,667
Land	–	205	202
Other	8 years	556	512
Property and equipment, at cost		47,679	43,432
Less: Accumulated depreciation		(23,235)	(19,808)
Property and equipment, net		$24,444	$23,624

We evaluate the recoverability and estimated lives of our property and equipment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The evaluation is based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we would recognize a loss for the difference between the estimated fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of depreciation expense.

Intangible Assets

Indefinite-Lived Intangibles

Franchise Rights

Our franchise rights consist of cable franchise rights and sports franchise rights. Cable franchise rights represent the value attributed to agreements with local authorities that allow access to homes in cable service areas acquired in business combinations. Sports franchise rights represent the value we attribute to our professional sports teams. We do not amortize cable franchise rights or sports franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically for each franchise based on the factors included in SFAS No. 142, “Goodwill and Other Intangible Assets,” (“SFAS No. 142”). Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are primarily amortized on a straight-line basis over the term of the franchise renewal period.

We evaluate the recoverability of our franchise rights annually, or more frequently whenever events or changes in circumstances indicate that the assets might be impaired. We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis. We also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information in analyzing the fair values indicated under the discounted cash flow models. If the value of our cable franchise rights is less than the carrying amount, we would recognize an impairment for the difference between the estimated fair value and the carrying value of the assets. We evaluate the unit of account used to test for impairment of our cable franchise rights periodically to ensure testing is performed at an appropriate level. In July 2008, our Cable division management structure was reorganized from five divisions to four. Our impairment testing as of July 1, 2008 confirmed that no impairment existed before the change.

Goodwill

Goodwill is the excess of the acquisition cost of an acquired entity over the fair value of the identifiable net assets acquired. In accordance with SFAS No. 142, we do not amortize goodwill.

Comcast 2008 Annual Report on Form 10-K	46

We assess the recoverability of our goodwill annually, or more frequently whenever events or changes in circumstances indicate that the asset might be impaired. We generally perform the assessment of our goodwill one level below the operating segment level. In our Cable business, since components one level below the segment level (Cable divisions) are not separate reporting units and have similar economic characteristics, we aggregate the components into one reporting unit at the Cable segment level.

*    *    *

Since the adoption of SFAS No. 142, we have performed annual impairment testing of our indefinite-lived intangibles, including cable franchise rights, sports franchise rights and goodwill, using April 1 as the measurement date. In 2008, we changed the timing of our financial and strategic planning process, including the preparation of long-term projections, from completion in the early part of each calendar year to a midyear completion. These long-term financial projections are used as the basis for performing our annual impairment testing. As a result, we have changed our measurement date from April 1 to July 1. We tested our indefinite-lived intangibles for impairment as of April 1, 2008 and July 1, 2008, and no impairments were indicated as of either date. Since the adoption of SFAS No. 142 in 2002, we have not recorded any significant impairments as a result of our impairment testing. We believe changing the measurement date to coincide with the completion of our long-term financial projections is preferable and does not result in the delay, acceleration or avoidance of an impairment.

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

Programming Distribution Rights

Our Programming subsidiaries enter into multiyear license agreements with various multichannel video providers for distribution of their programming (“distribution rights”). We capitalize amounts paid to secure or extend these distribution rights and include them within other intangible assets. We amortize these distribution rights on a straight-line basis over the term of the related license agreements. We classify the amortization of these distribution rights as a reduction of revenue unless the Programming subsidiary receives, or will receive, an identifiable benefit from the distributor separate from the fee paid for the distribution right, in which case we recognize the fair value of the identified benefit as an operating expense in the period in which it was received.

Software

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs within other intangible assets and amortize them on a straight-line basis over a period not to exceed 5 years, beginning when the asset is substantially ready for use. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

*    *    *

We periodically evaluate the recoverability and estimated lives of our intangible assets subject to amortization whenever events or changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The evaluation is based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we would recognize a loss for the difference between the estimated fair value and the carrying value of the asset. Unless presented separately, the loss would be included as a component of amortization expense.

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

Certain of our franchise and lease agreements contain provisions requiring us to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. We expect to continually renew our franchise agreements and therefore cannot estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could terminate unexpectedly, which could result in us incurring significant expense in complying with restoration or removal provisions. The disposal obligations related to our properties are not material to our consolidated financial statements. No such liabilities have been recorded in our consolidated financial statements.

47	Comcast 2008 Annual Report on Form 10-K

Revenue Recognition

Our Cable segment revenue is primarily derived from customer fees received for our video, high-speed Internet and phone services (“cable services”) and from advertising. We recognize revenue from cable services as the service is provided. We manage credit risk by screening applicants through the use of credit bureau data. If a customer’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the customer’s cable service. Installation revenue obtained from the connection of customers to our cable systems is less than related direct selling costs. Therefore, such revenue is recognized as connections are completed. We recognize advertising revenue when the advertising is aired and based on the broadcast calendar. Revenue earned from other sources is recognized when services are provided or events occur. Under the terms of our franchise agreements, we are generally required to pay to the local franchising authority an amount based on our gross video revenue. We normally pass these fees through to our cable customers and classify the fees as a component of revenue with the corresponding costs included in operating expenses. Prior to 2008, the corresponding costs were included in selling, general and administrative expenses. For 2007 and 2006, we reclassified approximately $863 million and $788 million, respectively, from selling, general and administrative expenses to operating expenses. The 2008 amount is approximately $933 million. We believe such classification is more appropriate based on the nature of these expenses. We present other taxes imposed on a revenue-producing transaction as revenue if we are acting as a principal or as a reduction to operating expenses if we are acting as an agent.

Our Programming segment recognizes revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time these agreements expire while programming continues to be provided to the operator based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the operator, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Programming segment is recognized in the period in which commercials or programs are aired. In some instances, our Programming businesses guarantee viewer ratings either for the programming or for the commercials. Revenue is deferred to the extent of an estimated shortfall in the ratings. Such shortfalls are primarily settled by providing additional advertising time, at which point the revenue is recognized.

Cable Programming Expenses

Cable programming expenses are the fees we pay to programming networks to license the programming we package, offer and distribute to our video customers. Programming is acquired for distribution to our video customers, generally under multiyear distribution agreements, with rates typically based on the number of customers that receive the programming, adjusted for channel positioning and the extent of distribution. From time to time these contracts expire and programming continues to be provided based on interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract terms, the amount of our programming expenses recorded during these interim arrangements is based on our estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

When our Cable segment receives incentives from programming networks for the licensing of their programming, we classify the deferred portion of these fees within liabilities and recognize them over the term of the contract as a reduction of programming expenses, which are included in operating expenses.

Share-Based Compensation

Effective January 1, 2006, we adopted SFAS No. 123R, “Share-Based Payment,” (“SFAS No. 123R”), using the Modified Prospective Approach. Under the Modified Prospective Approach, the amount of compensation cost recognized includes (i) compensation cost for all share-based payments granted before but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS No. 123, “Accounting for Stock-Based Compensation,” (“SFAS No. 123”), and (ii) compensation cost for all share-based payments granted or modified after January 1, 2006, based on the estimated fair value at the date of grant or subsequent modification date in accordance with SFAS No. 123R. See Note 12 for further details regarding share-based compensation.

Income Taxes

Our provision for income taxes is based on our current period income, changes in deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities available in the jurisdictions in which we operate. Substantially all of our income is from operations in the United States. We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss carryforwards. When changes in tax rates or tax laws have an impact on deferred taxes, we apply the change during the years in which temporary differences are expected to reverse. These amounts are recorded in our consolidated financial statements in the period of enactment.

Comcast 2008 Annual Report on Form 10-K	48

On January 1, 2007, we adopted FIN 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109,” (“FIN 48”). FIN 48 prescribes the recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a tax return.

We account for income tax uncertainties that arise in connection with business combinations and those that are associated with entities acquired in business combinations in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” (“EITF 93-7”). Deferred tax assets and liabilities are recorded as of the date of a business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities. Liabilities for contingencies associated with prior tax returns filed by the acquired entity are recorded based on criteria set forth in FIN 48. We adjust the deferred tax accounts and the liabilities periodically to reflect any revised estimated tax basis and any estimated settlements with the various taxing authorities. The effect of these adjustments is generally applied to goodwill except for post-acquisition interest expense, which is recognized as an adjustment to income tax expense. Effective with the adoption on January 1, 2009 of SFAS No. 141R, “Business Combinations — a replacement of FASB Statement No. 141,” (“SFAS No. 141R”), which also supersedes EITF 93-7, all tax adjustments recognized that would have impacted goodwill will be recognized within income tax expense.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates and equity prices. All derivative transactions must comply with a derivatives policy authorized by our Board of Directors. We do not engage in any speculative or leveraged derivative transactions.

We manage our exposure to fluctuations in interest rates by using derivative financial instruments such as interest rate exchange agreements (“swaps”) and interest rate lock agreements (“rate locks”). We sometimes enter into rate locks to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed-rate debt may be adversely affected by interest-rate fluctuations.

We manage our exposure to and benefits from price fluctuations in the common stock of some of our investments by using equity derivative financial instruments embedded in other contracts such as indexed debt instruments and prepaid forward sale agreements whose values, in part, are derived from the market value of certain publicly traded common stock.

We periodically examine the instruments we use to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, to reduce our risks relating to changes in interest rates or equity prices and, through market value and sensitivity analysis, to maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above conditions, and for those derivative instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings.

We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant.

For derivative instruments designated and effective as fair value hedges, such as fixed to variable swaps, changes in the fair value of the derivative instrument substantially offset changes in the fair value of the hedged item, each of which is recorded to interest expense. When fair value hedges are terminated, sold, exercised or have expired, any gain or loss resulting from changes in the fair value of the hedged item is deferred and recognized in earnings over the remaining life of the hedged item. When the hedged item is settled or sold, the unamortized adjustment in the carrying amount of the hedged item is recognized in earnings.

For derivative instruments designated as cash flow hedges, such as variable to fixed swaps and rate locks, the effective portion of the hedge is reported in other comprehensive income (loss) and recognized as an adjustment to interest expense over the same period in which the related interest costs are recognized in earnings. When hedged variable-rate debt is settled, the previously deferred effective portion of the hedge is written off to interest expense in a manner similar to debt extinguishment costs.

Equity derivative instruments embedded in other contracts are separated from their host contract. The derivative component is recorded at its estimated fair value in our consolidated balance sheet and changes in its value are recorded each period to investment income (loss), net.

Reclassifications

Reclassifications have been made between operating expenses and selling, general and administrative expenses in the prior years’ consolidated financial statements to conform to classifications used in 2008.

49	Comcast 2008 Annual Report on Form 10-K

Note 3: Recent Accounting Pronouncements

SFAS No. 141R

In November 2007, the FASB issued SFAS No. 141R, which continues to require that all business combinations be accounted for by applying the acquisition method. Under the acquisition method, the acquirer recognizes and measures the identifiable assets acquired, the liabilities assumed, and any contingent consideration and contractual contingencies, as a whole, at their fair value as of the acquisition date. Under SFAS No. 141R, all transaction costs are expensed as incurred. SFAS No. 141R rescinds EITF 93-7. Under EITF 93-7, the effect of any subsequent adjustments to uncertain tax positions was generally applied to goodwill, except for post-acquisition interest on uncertain tax positions, which was recognized as an adjustment to income tax expense. Under SFAS No. 141R, all subsequent adjustments to income tax liabilities and related interest that would have impacted goodwill are recognized within income tax expense. The guidance in SFAS No. 141R will be applied prospectively to any business combination for which the acquisition date is on or after January 1, 2009.

SFAS No. 157

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements,” (“SFAS No. 157”). SFAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosure about fair value measurements. SFAS No. 157 is effective for financial assets and financial liabilities in fiscal years beginning after November 15, 2007 and for nonfinancial assets and nonfinancial liabilities in fiscal years beginning after March 15, 2008. Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities. We are evaluating the impact of the provisions of SFAS No. 157 that relate to our nonfinancial assets and nonfinancial liabilities, which are effective for us as of January 1, 2009, and currently do not expect the adoption to have a material impact on our consolidated financial statements. See Note 8 for further details regarding the adoption of this standard.

SFAS No. 159

In February 2007, the FASB issued SFAS No. 159, which provides the option to report certain financial assets and financial liabilities at fair value, with the intent to mitigate the volatility in financial reporting that can occur when related assets and liabilities are each recorded on a different basis. SFAS No. 159 amends FASB Statement No. 95, “Statement of Cash Flows,” (“SFAS No. 95”) and FASB Statement No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” (“SFAS No. 115”). SFAS No. 159 specifies that cash flows from trading securities, including securities for which an entity has elected the fair value option, should be classified in the statement of cash flows based on the nature of and purpose for which the securities were acquired. Before this amendment, SFAS No. 95 and SFAS No. 115 specified that cash flows from trading securities must be classified as cash flows from operating activities. Effective January 1, 2008, we adopted SFAS No. 159. We have not elected the fair value option for any financial assets or financial liabilities. Upon adoption, we reclassified $603 million of proceeds from the sale of trading securities within our statement of cash flows for the year ended December 31, 2007 from an operating activity to an investing activity. The adoption of SFAS No. 159 had no effect on our statement of cash flows for the year ended December 31, 2006.

SFAS No. 160

In November 2007, the FASB issued SFAS No. 160, “Accounting and Reporting of Noncontrolling Interest,” (“SFAS No. 160”). SFAS No. 160 requires that a noncontrolling interest (previously referred to as a minority interest) be separately reported in the equity section of the consolidated entity’s balance sheet. SFAS No. 160 also established accounting and reporting standards for (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interest, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS No. 160 is effective for us beginning January 1, 2009, at which time our financial statements will reflect the new presentation for noncontrolling interests.

EITF Issue No. 06-10

In March 2007, the EITF reached a consensus on EITF Issue No. 06-10, “Accounting for Deferred Compensation and Postretirement Benefit Aspects of Collateral Assignment Split-Dollar Life Insurance Arrangements,” (“EITF 06-10”). EITF 06-10 provides that an employer should recognize a liability for the postretirement benefit related to collateral assignment split-dollar life insurance arrangements. We adopted EITF 06-10 on January 1, 2008, at which time we adjusted beginning retained earnings and recorded a liability of $132 million. See Note 10 for further details regarding the adoption of this standard.

Note 4: Earnings Per Share

Basic earnings per common share (“Basic EPS”) is computed by dividing net income from continuing operations by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and restricted share units (“RSUs”). Diluted earnings per common share (“Diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method except in periods in which there is a loss because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock or our Class A Special common stock, as applicable (see Note 12).

Comcast 2008 Annual Report on Form 10-K	50

Diluted EPS for 2008, 2007 and 2006 excludes approximately 159 million, 61 million and 116 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect.

Computation of Diluted EPS

	2008			2007			2006
Year ended December 31 (in millions, except per share data)	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount	Income	Shares	Per Share Amount
Basic EPS	$2,547	2,939	$0.87	$2,587	3,098	$0.84	$2,235	3,160	$0.71
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		13			31			20
Diluted EPS	$2,547	2,952	$0.86	$2,587	3,129	$0.83	$2,235	3,180	$0.70

Note 5: Acquisitions and Other Significant Events

2008 Acquisitions

Insight Transaction

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, a 50%-50% cable system partnership with Insight (the “Insight transaction”). On December 31, 2007, we contributed approximately $1.3 billion to Insight Midwest for our share of the partnership’s debt. On January 1, 2008, the distribution of the assets of Insight Midwest was completed without assumption of any of Insight’s debt by us and we received cable systems serving approximately 696,000 video customers in Illinois and Indiana (the “Comcast asset pool”). Insight received cable systems serving approximately 652,000 video customers, together with approximately $1.24 billion of debt allocated to those cable systems (the “Insight asset pool”). We accounted for our interest in Insight Midwest as an equity method investment until the Comcast asset pool was distributed to us on January 1, 2008. We accounted for the distribution of assets by Insight Midwest as a sale of our 50% interest in the Insight asset pool in exchange for acquiring an additional 50% interest in the Comcast asset pool. The estimated fair value of the 50% interest of the Comcast asset pool we received was approximately $1.2 billion and resulted in a pretax gain of approximately $235 million, which is included in other income (expense). We recorded our 50% interest in the Comcast asset pool as a step acquisition in accordance with SFAS No. 141, “Business Combinations,” (“SFAS No. 141”).

The results of operations for the cable systems acquired in the Insight transaction have been reported in our consolidated financial statements since January 1, 2008 and are reported in our Cable segment. The weighted-average amortization period of the franchise-related customer relationship intangible assets acquired was 4.5 years. Substantially all of the goodwill recorded is expected to be amortizable for tax purposes.

The table below presents the purchase price allocation to assets acquired and liabilities assumed as a result of the Insight transaction.

(in millions)
Property and equipment	$587
Franchise-related customer relationships	64
Cable franchise rights	1,374
Goodwill	105
Other assets	27
Total liabilities	(31)
Net assets acquired	$2,126

The following unaudited pro forma information has been presented as if the Insight transaction had occurred on January 1, 2007. This information is based on historical results of operations, adjusted for purchase price allocations, and is not necessarily indicative of what the results would have been had we operated the cable systems since January 1, 2007.

Year ended December 31, 2007 (in millions, except per share data)
Revenue	$31,582
Net income	$2,627
Basic EPS	$0.85
Diluted EPS	$0.84

Other 2008 Acquisitions

In April 2008, we acquired an additional interest in Comcast SportsNet Bay Area. In July 2008, we acquired Plaxo, an address book management and social networking Web site service. In August 2008, we acquired the remaining interest in G4 that we did not already own. In September 2008, we acquired DailyCandy, an e-mail newsletter and Web site. The results of operations for these acquisitions have been included in our consolidated results of operations since their respective acquisition dates. The results of operations for Plaxo and DailyCandy are reported in Corporate and

51	Comcast 2008 Annual Report on Form 10-K

Other. The aggregate purchase price of these other 2008 acquisitions was approximately $610 million. None of these acquisitions were material to our consolidated financial statements for the year ended December 31, 2008.

2007 Acquisitions

The Houston Transaction

In July 2006, we initiated the dissolution of Texas and Kansas City Cable Partners (the “Houston transaction”), our 50%-50% cable system partnership with Time Warner Cable. On January 1, 2007, the distribution of assets by Texas and Kansas City Cable Partners was completed and we received the cable system serving Houston, Texas (the “Houston asset pool”) and Time Warner Cable received the cable systems serving Kansas City, south and west Texas, and New Mexico (the “Kansas City asset pool”). We accounted for the distribution of assets by Texas and Kansas City Cable Partners as a sale of our 50% interest in the Kansas City asset pool in exchange for acquiring an additional 50% interest in the Houston asset pool. This transaction resulted in an increase of approximately 700,000 video customers. The estimated fair value of the 50% interest of the Houston asset pool we received was approximately $1.1 billion and resulted in a pretax gain of approximately $500 million, which is included in other income (expense). We recorded our 50% interest in the Houston asset pool as a step acquisition in accordance with SFAS No. 141.

The results of operations for the cable systems acquired in the Houston transaction have been reported in our Cable segment since August 1, 2006 and in our consolidated financial statements since January 1, 2007 (the date of the distribution of assets). The weighted-average amortization period of the franchise-related customer relationship intangible assets acquired was 7 years. As a result of the Houston transaction, we reversed deferred tax liabilities of approximately $200 million, which were primarily related to the excess of tax basis of the assets acquired over the tax basis of the assets exchanged, and reduced the amount of goodwill that would have otherwise been recorded in the acquisition. Substantially all of the goodwill recorded is expected to be amortizable for tax purposes.

The table below presents the purchase price allocation to assets acquired and liabilities assumed as a result of the Houston transaction.

(in millions)
Property and equipment	$870
Franchise-related customer relationships	266
Cable franchise rights	1,954
Goodwill	426
Other assets	267
Total liabilities	(73)
Net assets acquired	$3,710

Other 2007 Acquisitions

In April 2007, we acquired Fandango, an online entertainment site and movie-ticket service. The results of operations of Fandango have been included in our consolidated financial statements since the acquisition date and are reported in Corporate and Other. In June 2007, we acquired Rainbow Media Holdings LLC’s 60% interest in Comcast SportsNet Bay Area (formerly known as Bay Area SportsNet) and its 50% interest in Comcast SportsNet New England (formerly known as Sports Channel New England), expanding our regional sports networks. The completion of this transaction resulted in our 100% ownership in Comcast SportsNet New England and 60% ownership in Comcast SportsNet Bay Area. In August 2007, we acquired the cable system of Patriot Media serving approximately 81,000 video customers in central New Jersey. The results of operations of Patriot Media, Comcast SportsNet Bay Area and Comcast SportsNet New England have been included in our consolidated financial statements since their acquisition dates and are reported in our Cable segment. The aggregate purchase price of these other 2007 acquisitions was approximately $1.288 billion. None of these acquisitions were material to our consolidated financial statements for the year ended December 31, 2007.

2006 Acquisitions

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

The Adelphia and Time Warner transactions resulted in a net increase of 1.7 million video customers, a net cash payment by us of approximately $1.5 billion and the disposition of our ownership interests in TWE and TWC and the assets of two cable system partnerships.

Comcast 2008 Annual Report on Form 10-K	52

The Adelphia and Time Warner transactions added cable systems in 16 states (California, Colorado, Connecticut, Florida, Georgia, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Oregon, Pennsylvania, Tennessee, Vermont, Virginia and West Virginia).

The cable systems we transferred to TWC included our previously owned cable systems located in Los Angeles, Cleveland and Dallas (the “Comcast exchange systems”). The operating results of the Comcast exchange systems are reported as discontinued operations and are presented in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” (“SFAS No. 144”) (see “Discontinued Operations” below).

Purchase Price Allocation

The results of operations for the cable systems acquired in the Adelphia and Time Warner transactions have been included in our consolidated financial statements since July 31, 2006 (the acquisition date). The weighted-average amortization period of the franchise-related customer relationship intangible assets acquired was 7 years. As a result of the redemption of our investment in TWC and the exchange of certain cable systems in 2006, we reversed deferred tax liabilities of approximately $760 million, which were primarily related to the excess of tax basis of the assets acquired over the tax basis of the assets exchanged, and reduced the amount of goodwill and other noncurrent assets that would have otherwise been recorded in the acquisition. Substantially all of the goodwill recorded is expected to be amortizable for tax purposes.

The table below presents the purchase price allocation to assets acquired and liabilities assumed as a result of the Adelphia and Time Warner transactions.

(in millions)
Property and equipment	$2,640
Franchise-related customer relationships	1,627
Cable franchise rights	6,730
Goodwill	420
Other assets	111
Total liabilities	(351)
Net assets acquired	$11,177

Discontinued Operations

As discussed above, the operating results of the Comcast exchange systems transferred to TWC are reported as discontinued operations and are presented in accordance with SFAS No. 144. The table below presents the operating results of the Comcast exchange systems through the closing date of the exchanges (July 31, 2006):

Year ended December 31, 2006 (in millions)
Revenue	$734
Income before income taxes	$121
Income tax expense	$(18)
Net income	$103

Other 2006 Acquisitions

E! Entertainment Television

In November 2006, we acquired the 39.5% of E! Entertainment Television, which operates the E! and Style programming networks, that we did not already own for approximately $1.2 billion. We have historically consolidated the results of operations of E! Entertainment Television. We allocated the purchase price to property and equipment, intangibles, and goodwill.

Susquehanna

In April 2006, we acquired the cable systems of Susquehanna Cable Co. and its subsidiaries (“Susquehanna”) for a total purchase price of approximately $775 million. These cable systems are located primarily in Pennsylvania, New York, Maine and Mississippi. Before the acquisition, we held an approximate 30% equity ownership interest in Susquehanna that we accounted for as an equity method investment. On May 1, 2006, Susquehanna Cable Co. redeemed the approximate 70% equity ownership interest in Susquehanna held by Susquehanna Media Co., which resulted in Susquehanna becoming 100% owned by us. The results of operations of these cable systems have been included in our consolidated financial statements since the acquisition date and are reported in our Cable segment. We allocated the purchase price to property and equipment, franchise-related customer relationship intangibles, cable franchise rights, and goodwill. The acquisition of these cable systems was not material to our consolidated financial statements for the year ended December 31, 2006.

53	Comcast 2008 Annual Report on Form 10-K

Note 6: Investments

The components of our investments are presented in the table below.

December 31 (in millions)	2008	2007
Fair Value Method
Equity securities	$940	$2,080
Debt securities	3	621
	943	2,701
Equity Method
Insight Midwest	—	1,877
SpectrumCo, LLC	1,354	1,352
Clearwire	421	—
Other	402	453
	2,177	3,682
Cost Method
AirTouch	1,479	1,465
Other	243	213
	1,722	1,678
Total investments	4,842	8,061
Less: Current investments	59	98
Noncurrent investments	$4,783	$7,963

Fair Value Method

We hold equity investments in publicly traded companies that we account for as AFS or trading securities. As of December 31, 2008, we held $932 million of fair value method equity securities related to our obligations under prepaid forward contracts, which mature between 2011 and 2015. At maturity of these prepaid forward contracts, the counterparties are entitled to receive some or all of the equity securities, or an equivalent amount of cash at our option, based upon the market value of the equity securities at that time.

The net unrealized gains on investments accounted for as AFS securities as of December 31, 2008 and 2007 were $29 million and $42 million, respectively. The amounts were reported primarily as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $10 million and $15 million in 2008 and 2007, respectively.

The cost, fair value, and unrealized gains and losses related to our AFS securities are presented in the table below. The decreases in 2008 from 2007 are primarily due to the sale of debt securities.

Year ended December 31 (in millions)	2008	2007
Cost	$60	$685
Unrealized gains	34	44
Unrealized losses	(5)	(2)
Fair value	$89	$727

Proceeds from the sale of AFS securities in 2008, 2007 and 2006 were $638 million, $1.033 billion and $209 million, respectively. Gross realized gains on these sales in 2008, 2007 and 2006 were $1 million, $145 million and $59 million, respectively. Sales of AFS securities for the year ended December 31, 2008 consisted primarily of the sale of debt securities. Sales of AFS securities in 2007 and 2006 consisted primarily of sales of Time Warner Inc. common stock.

Equity Method

Insight Midwest Partnership

We accounted for our interest in Insight Midwest as an equity method investment until January 1, 2008, the date the Comcast asset pool was distributed to us (see Note 5). As of December 31, 2007, our recorded investment in Insight exceeded our proportionate interest in the book value of its net assets by $144 million. The basis difference was attributed to indefinite-lived intangible assets.

SpectrumCo, LLC

SpectrumCo, LLC (“SpectrumCo”), a consortium of investors including us, Time Warner Cable, Bright House Networks and Cox Communications (“Cox”), was the successful bidder for 137 wireless spectrum licenses for approximately $2.4 billion in the Federal Communications Commission’s advanced wireless spectrum auction that concluded in September 2006. Our portion of the total cost to purchase the licenses was approximately $1.3 billion. In October 2008, SpectrumCo and its members entered into an agreement under which Cox would withdraw as a member of SpectrumCo and have its interest in SpectrumCo redeemed in accordance with its pre-existing exit rights. Under the agreement, Cox was entitled to receive from SpectrumCo at the closing approximately $70 million and certain spectrum licenses covering areas in or near Cox’s service area. The agreement required the $70 million to be funded by contributions to SpectrumCo from the remaining members. This transaction closed in January 2009 and we contributed $45 million to SpectrumCo to satisfy our funding obligations under the agreement. Based on SpectrumCo’s currently planned activities, we have determined that it is not a VIE. We have and continue to account for this joint venture as an equity method investment based on its governance structure, notwithstanding our majority interest.

Clearwire

In November 2008, Sprint Nextel (“Sprint”) and the legal predecessor of Clearwire Corporation (“old Clearwire”) closed on a series of transactions (collectively the “Clearwire transaction”) with an investor group made up of us, Intel, Google, Time Warner Cable and Bright House Networks. As a result of the Clearwire transaction, Sprint and old Clearwire combined their next-generation wireless broadband businesses and formed a new independent holding company, Clearwire Corporation, and its operating subsidiary, Clearwire Communications LLC (“Clearwire

Comcast 2008 Annual Report on Form 10-K	54

LLC”), that will focus on the deployment of a nationwide 4G wireless network. We, together with the other members of the investor group, have invested $3.2 billion in Clearwire LLC. Our portion of the investment was $1.05 billion. As a result of our investment, we received ownership units (“ownership units”) of Clearwire LLC and Class B stock (“voting stock”) of Clearwire Corporation, the publicly traded holding company that controls Clearwire LLC. The voting stock has voting rights equal to those of the publicly traded Class A stock of Clearwire Corporation, but has only minimal economic rights. We hold our economic rights through the ownership units, which have limited voting rights. One ownership unit combined with one share of voting stock are exchangeable into one share of Clearwire Corporation’s publicly traded Class A stock. At closing, we received 52.5 million ownership units and 52.5 million shares of voting stock, which represents an approximate 7% ownership interest on a fully diluted basis. During the first quarter of 2009, the purchase price per share is expected to be adjusted based on the trading prices of Clearwire Corporation’s publicly traded Class A stock. After the post-closing adjustment, we anticipate that we will have an approximate 8% ownership interest on a fully diluted basis.

In connection with the Clearwire transaction, we entered into an agreement with Sprint that allows us to offer wireless services utilizing certain of Sprint’s existing wireless networks and an agreement with Clearwire LLC that allows us to offer wireless services utilizing Clearwire’s next generation wireless broadband network. We allocated a portion of our $1.05 billion investment to the related agreements.

We will account for our investment under the equity method and record our share of net income or loss one quarter in arrears. Clearwire LLC is expected to incur losses in the early years of operation, which under the equity method of accounting, will be reflected in our future operating results and reduce the cost basis of our investment. We evaluated our investment at December 31, 2008 to determine if an other than temporary decline in fair value below our cost basis had occurred. The primary input in estimating the fair value of our investment was the quoted market value of Clearwire publicly traded Class A shares at December 31, 2008, which declined significantly from the date of our initial agreement in May 2008. As a result of the severe decline in the quoted market value, we recognized an impairment in other income (expense) of $600 million to adjust our cost basis in our investment to its estimated fair value. In the future, our evaluation of other than temporary declines in fair value of our investment will include a comparison of actual operating results and updated forecasts to the projected discounted cash flows that were used in making our initial investment decision, other impairment indicators, such as changes in competition or technology, as well as a comparison to the value that would be obtained by exchanging our investment into Clearwire Corporation’s publicly traded Class A shares.

Cost Method

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of December 31, 2008 and 2007, the AirTouch preferred stock was recorded at $1.479 billion and $1.465 billion, respectively.

As of December 31, 2008, the estimated fair value of the AirTouch preferred stock was $1.357 billion, which is below our carrying amount. The recent decline in fair value is attributable to changes in interest rates. We have determined this decline to be temporary. The factors considered were the length of time and the extent to which the market value has been less than cost, the credit rating of AirTouch, and our intent and ability to retain the investment for a period of time sufficient to allow for recovery. Specifically, we expect to hold the two series of AirTouch preferred stock until their redemption in 2020.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.750 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.650 billion. As of December 31, 2008 and 2007, the two redeemable series of subsidiary preferred shares were recorded at $1.468 billion and $1.465 billion, respectively, and those amounts are included in other noncurrent liabilities. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2008 and 2007 and those amounts are included in minority interest on our consolidated balance sheet.

Investment Income (Loss), Net

Year ended December 31 (in millions)	2008	2007	2006
Gains on sales and exchanges of investments, net	$8	$151	$733
Investment impairment losses	(28)	(4)	(4)
Unrealized gains (losses) on trading securities and hedged items	(1,117)	315	339
Mark to market adjustments on derivatives related to trading securities and hedged items	1,120	(188)	(238)
Mark to market adjustments on derivatives	57	160	(18)
Interest and dividend income	149	199	212
Other	(100)	(32)	(34)
Investment income (loss), net	$89	$601	$990

55	Comcast 2008 Annual Report on Form 10-K

In connection with the Adelphia and Time Warner transactions in 2006, we recognized total gains of approximately $646 million on the redemptions and the exchange of cable systems held by

Century and Parnassos (see Note 5). These gains are included within the “Gains on sales and exchanges of investments, net” caption in the table above.

Note 7: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment (see Note 16) are presented in the table below.

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2006	$12,010	$1,441	$317	$13,768
Acquisitions	660	—	146	806
Settlements and adjustments	172	41	(82)	131
Balance, December 31, 2007	$12,842	$1,482	$381	$14,705
Acquisitions	306	139	209	654
Settlements and adjustments	(475)	(1)	6	(470)
Balance, December 31, 2008	$12,673	$1,620	$596	$14,889

Cable segment acquisitions in 2008 were primarily related to the Insight transaction and the acquisition of an additional interest in Comcast SportsNet Bay Area. Programming segment acquisitions in 2008 were primarily related to the acquisition of the remaining interest in G4 that we did not already own. Corporate and Other acquisitions in 2008 were primarily related to Internet-related business, including Plaxo and DailyCandy. Settlements and adjustments in 2008 were primarily related to the settlement of an uncertain tax position of an acquired entity (see Note 13).

Cable segment acquisitions in 2007 were primarily related to the Houston transaction, the acquisition of the cable system of Patriot Media and various smaller acquisitions. Corporate and Other acquisitions in 2007 were primarily related to the acquisition of Fandango. Settlements and adjustments in 2007 were primarily related to valuation refinements made in connection with the Adelphia and Time Warner transactions and the adoption of FIN 48.

The gross carrying amount and accumulated amortization of our intangible assets subject to amortization are presented in the table below.

		2008		2007
December 31 (in millions)	Useful Life	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4-12 years	$5,512	$(4,030)	$5,466	$(3,694)
Cable and satellite television distribution rights	6-22 years	1,533	(859)	1,482	(702)
Cable franchise renewal costs and contractual operating rights	5-15 years	1,154	(484)	1,045	(377)
Computer software	3-5 years	1,887	(1,045)	1,445	(798)
Patents and other technology rights	3-12 years	244	(119)	225	(90)
Programming agreements and rights	1-10 years	1,508	(1,303)	1,199	(1,017)
Other agreements and rights	2-21 years	880	(320)	854	(299)
Total		$12,718	$(8,160)	$11,716	$(6,977)

Comcast 2008 Annual Report on Form 10-K	56

The estimated expense for each of the next five years recognized in amortization expense and other accounts are presented in the table below. The amortization of certain intangible assets of our Programming segment are not recognized as amortization expense but as a reduction to revenue or as an operating expense and are presented under the caption “Other Accounts.”

(in millions)	Amortization Expense	Other Accounts
2009	$987	$154
2010	$882	$94
2011	$748	$39
2012	$623	$23
2013	$389	$6

Note 8: Fair Value of Financial Assets and Financial Liabilities

Effective January 1, 2008, we adopted the provisions of SFAS No. 157 that relate to our financial assets and financial liabilities (“financial instruments”) as discussed in Note 3. SFAS No. 157 establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market

•

Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument

•

Level 3: consists of financial instruments whose values are determined using pricing models that utilize significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. As required by SFAS No. 157, financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy since our adoption of SFAS No. 157. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair value as of December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$932	$—	$—	$932
Available-for-sale securities	7	3	—	10
Equity warrants	—	—	1	1
Cash surrender value of life insurance policies	—	147	—	147
Interest rate exchange agreements	—	291	—	291
	$939	$441	$1	$1,381
Liabilities
Derivative component of indexed debt instruments	$—	$23	$—	$23
Derivative component of prepaid forward sale agreements	—	(466)	—	(466)
Interest rate exchange agreements	—	1	—	1
	$—	$(442)	$—	$(442)

57	Comcast 2008 Annual Report on Form 10-K

For the year ended December 31, 2008, the financial instruments measured at fair value on a nonrecurring basis are presented in the table below.

Nonrecurring Fair Value Measures

(in millions)	December 31, 2008	Level 1	Level 2	Level 3	Total Losses
Assets
Equity method investments	$421	$—	$—	$421	$(600)

In accordance with Accounting Principles Board (“APB”) No. 18, “The Equity Method of Accounting for Investments in Common Stock,” we recognized an other than temporary impairment to other income (expense) of $600 million to adjust our cost basis in our investment in Clearwire LLC of approximately $1 billion to its estimated fair value (see Note 6). Our valuation methodology utilized a combination of the quoted market value of Clearwire Corporation’s publicly traded Class A shares and unobservable inputs related to the ownership units of Clearwire LLC and the voting stock of Clearwire Corporation, including the use of discounted cash flow models. Our investment in Clearwire LLC is classified as a Level 3 financial instrument in accordance SFAS No. 157 in the fair value hierarchy, as a portion of the estimated fair value of the investment is based on unobservable inputs. We believe the estimated fair value is consistent with the underlying principle of SFAS No. 157, which is that the estimated fair value should represent the exit price from a marketplace participant’s perspective.

Note 9: Long-Term Debt

December 31 (in millions)	Weighted Average Interest Rate as of December 31, 2008		2008	2007
Commercial paper	N/A		$—	$300
Revolving bank credit facility due 2013	0.81%		1,000	—
Senior notes with maturities of 5 years or less	6.99%		9,425	6,895
Senior notes with maturities between 6 and 10 years	6.09%		9,798	11,429
Senior notes with maturities greater than 10 years	7.00%		11,284	11,435
Senior subordinated notes due 2012	10.63%		202	202
ZONES due 2029	2.00%		408	706
Other, including capital lease obligations	—		339	356
Total debt	6.44	%(a)	$32,456	$31,323
Less: Current portion			2,278	1,495
Long-term debt			$30,178	$29,828

(a)	Includes the effects of our derivative financial instruments.

As of December 31, 2008 and 2007, our debt had an estimated fair value of $32.001 billion and $32.565 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt issuances for which there are no quoted market prices, we use interest rates available to us for debt issuances with similar terms and remaining maturities.

Some of our loan agreements require that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization. We were in compliance with all financial covenants for all periods presented. See Note 18 for a discussion of our subsidiary guarantee structures.

As of December 31, 2008 and 2007, accrued interest was $520 million and $546 million, respectively.

Debt Maturities

As of December 31, 2008 (in millions)
2009	$2,278
2010	$1,183
2011	$1,810
2012	$853
2013	$4,768
Thereafter	$21,564

Comcast 2008 Annual Report on Form 10-K	58

Debt Issuances and Borrowings

Year ended December 31, 2008 (in millions)
Revolving bank credit facility due 2013	$1,510
5.70% notes due 2018	1,000
6.40% notes due 2038	1,000
Other, net	25
Total	$3,535

We used the net proceeds of these issuances and borrowings for the repayment of certain debt obligations, the repurchase of our common stock, the purchase of investments, working capital and general corporate purposes.

Debt Redemptions and Repayments

Year ended December 31, 2008 (in millions)
Commercial paper	$300
Revolving bank credit facility due 2013	505
6.2% notes due 2008	800
7.625% notes due 2008	350
9.0% notes due 2008	300
ZONES due 2029	264
Other, net	91
Total	$2,610

Debt Instruments

Commercial Paper Program

Our commercial paper program provides a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program. Amounts outstanding under the program are classified as long term in our consolidated balance sheet because we have both the ability and the intent to refinance these obligations, if necessary, on a long-term basis using funds available through our revolving bank credit facility.

Revolving Bank Credit Facility

In January 2008, we entered into an amended and restated revolving bank credit facility that may be used for general corporate purposes. This amendment increased the size of our existing revolving bank credit facility from $5.0 billion to $7.0 billion and extended the maturity of the loan commitment from October 2010 to January 2013. The base rate, chosen at our option, is either the London Interbank Offered Rate (“LIBOR”) or the greater of the prime rate or the Federal Funds rate plus 0.5%. The borrowing margin is based on our senior unsecured debt ratings. As of December 31, 2008, the interest rate for borrowings under the credit facility was LIBOR plus 0.35%. In December 2008, we terminated a $200 million commitment to our credit facility by Lehman Brothers Bank, FSB (“Lehman”) as a result of Lehman’s default under a borrowing request. At a discounted value, we repaid Lehman’s portion of our outstanding credit facility, along with accrued interest and fees. Subsequent to this termination, the size of the credit facility is $6.8 billion.

Lines and Letters of Credit

As of December 31, 2008, we and certain of our subsidiaries had unused lines of credit totaling $5.501 billion under various credit facilities and unused irrevocable standby letters of credit totaling $337 million to cover potential fundings under various agreements.

ZONES

At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (the “ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the outstanding ZONES of $1.060 billion or the market value of approximately 14.1 million shares of Sprint Nextel common stock and approximately 0.7 million shares of Embarq common stock. Before maturity, each of the ZONES is exchangeable at the holder’s option for an amount of cash equal to 95% of the aggregate market value of one share of Sprint Nextel common stock and 0.05 shares of Embarq common stock.

We separate the accounting for the ZONES into derivative and debt components. The following table presents the change in the carrying value of the debt component and the change in the fair value of the derivative component (see Note 6).

(in millions)	Debt Component	Derivative Component	Total
Balance as of January 1, 2008	$625	$81	$706
Change in debt component to interest expense	24	—	24
Change in derivative component to investment income (loss), net	—	(58)	(58)
Repurchases and retirements	(264)	—	(264)
Balance as of December 31, 2008	$385	$23	$408

59	Comcast 2008 Annual Report on Form 10-K

Interest Rate Risk Management

We are exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, our policy is to maintain a mix of fixed-rate and variable-rate debt and to use interest rate derivative transactions.

Using swaps, we agree to exchange, at specified dates, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. The table below summarizes the terms of our existing swaps.

Fixed to Variable Swaps

December 31 (in millions)	2008	2007
Maturities	2009-2018	2008-2014
Notional amount	$3,500	$3,200
Average pay rate	3.9%	6.8%
Average receive rate	5.8%	5.9%
Estimated fair value	$309	$17

The notional amounts presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value represents the approximate amount of proceeds or payments required to settle the contracts.

In 2008, 2007 and 2006, the effect of our interest rate derivative financial instruments was an (decrease) increase to our interest expense of approximately $(34) million, $43 million and $39 million, respectively.

Note 10: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	2008		2007		2006
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$338	$181	$280	$179	$280	$184
Fair value of plan assets	$–	$152	$—	$157	$—	$122
Plan funded status and recorded benefit obligation	$(338)	$(29)	$(280)	$(22)	$(280)	$(62)
Portion of benefit obligation not yet recognized in benefits expense	$(18)	$67	$(39)	$1	$(4)	$12
Benefits expense	$36	$1	$34	$4	$29	$8
Discount rate	6.15%	6.00%	6.65%	6.25%	6.00%	5.75%
Expected return on plan assets	N/A	8.00%	N/A	8.00%	N/A	7.00%

Postretirement Benefit Plans

Our postretirement medical benefits cover substantially all of our employees who meet certain age and service requirements. The majority of eligible employees participate in the Comcast Postretirement Healthcare Stipend Program (the “stipend plan”), and a small number of eligible employees participate in legacy plans of acquired companies. The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount.

Pension Benefit Plans

We sponsor two pension plans that together provide benefits to substantially all former employees of a previously acquired company. Future benefits for both plans have been frozen.

Other Employee Benefits

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management and nonemployee directors (each a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participant accounts are credited with income primarily based on a fixed annual rate. Participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law. We have purchased life insurance policies to fund a portion of the unfunded obligation related to our deferred compensation plans. As of December 31, 2008 and 2007, the cash surrender value of these policies, which are recorded in other noncurrent assets, was approximately $147 million and $112 million, respectively.

Comcast 2008 Annual Report on Form 10-K	60

Deferred Compensation Plans

Year ended December 31 (in millions)	2008	2007	2006
Benefit obligation	$797	$672	$554
Interest expense	$76	$65	$50

Split Dollar Life Insurance

We also have collateral assignment split-dollar life insurance agreements with select key employees that require us to bear certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employees extends beyond retirement.

On January 1, 2008, in connection with the adoption of EITF 06-10, we adjusted beginning retained earnings and recorded a liability of $132 million for the present value of the postretirement benefit obligation related to our split-dollar life insurance agreements (see Note 3). As of December 31, 2008, this benefit obligation was $145 million. The related expenses were $24 million for the year ended December 31, 2008.

Retirement Investment Plans

We sponsor several 401(k) retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. We match a percentage of the employees’ contributions up to certain limits. For the years ended December 31, 2008, 2007 and 2006, expenses related to these plans amounted to $178 million, $150 million and $125 million, respectively.

Note 11: Stockholders’ Equity

Common Stock

In the aggregate, holders of our Class A common stock have 66 2/3% of the voting power of our common stock and holders of our Class B common stock have 33 1/3% of the voting power of our common stock. Our Class A Special common stock is generally nonvoting. Each share of our Class B common stock is entitled to 15 votes. The number of votes held by each share of our Class A common stock depends on the number of shares of Class A and Class B common stock outstanding at any given time. The 33 1/3% aggregate voting power of our Class B common stock cannot be diluted by additional issuances of any other class of common stock. Our Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

Share Repurchase and Dividends

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. As of December 31, 2008, we had approximately $4.1 billion of availability remaining under our share repurchase authorization. We have previously indicated our plan to fully use our remaining share repurchase authorization by the end of 2009, subject to market conditions. However, due to difficult economic conditions and instability in the capital markets, it is unlikely we will complete our share repurchase authorization by the end of 2009 as previously planned. The table below shows our aggregate repurchases during 2008, 2007 and 2006.

Share Repurchases

(in millions)	2008	2007	2006
Aggregate consideration	$2,800	$3,102	$2,347
Shares repurchased	141	133	113

Our Board of Directors declared a dividend of $0.0625 per share for each quarter in 2008, totaling approximately $727 million, of which approximately $547 million was paid in 2008. We expect to continue to pay quarterly dividends, though each subsequent dividend is subject to approval by our Board of Directors. We did not declare or pay any cash dividends in 2007 or 2006.

Accumulated Other Comprehensive Income (Loss)

The table below presents our accumulated other comprehensive income (loss), net of taxes.

Year ended December 31 (in millions)	2008	2007
Unrealized gains (losses) on marketable securities	$19	$27
Unrealized gains (losses) on cash flow hedges	(97)	(110)
Unrealized gains (losses) on employee benefit obligations	(31)	24
Cumulative translation adjustments	(4)	3
Accumulated other comprehensive income (loss)	$(113)	$(56)

Unrealized losses on cash flow hedges in the table above relate to our interest rate lock agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. Unless we retire this debt early, these unrealized losses as of December 31, 2008 will be reclassified as an adjustment to interest expense over 9 years, the same period over which the related interest costs are recognized in earnings.

61	Comcast 2008 Annual Report on Form 10-K

Note 12: Share-Based Compensation

Our Board of Directors may grant share-based awards, in the form of stock options and RSUs, to certain employees and directors. Additionally, through our employee stock purchase plan, employees are able to purchase shares of Comcast Class A stock at a discount through payroll deductions.

Recognized Share-Based Compensation Expense Under SFAS 123R

Year ended December 31 (in millions)	2008	2007	2006
Stock options	$99	$74	$120
Restricted share units	96	79	62
Employee stock purchase plan	13	11	8
Total	$208	$164	$190
Tax benefit	$71	$56	$66

As of December 31, 2008, we had unrecognized pretax compensation expense of $292 million and $279 million related to nonvested stock options and nonvested RSUs, respectively, that will be recognized over a weighted average period of approximately 2.0 years. The amount of share-based compensation capitalized was not material to our consolidated financial statements for the periods presented.

When stock options are exercised or RSU awards are settled through the issuance of shares, any income tax benefit realized in excess of the amount associated with compensation expense that was previously recognized for financial reporting purposes is presented as a financing activity rather than as an operating activity in our consolidated statement of cash flows. The excess cash income tax benefit classified as a financing cash inflow in 2008, 2007 and 2006 was approximately $15 million, $33 million and $33 million, respectively.

Option Plans

We maintain stock option plans for certain employees under which fixed-price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant. Under our stock option plans, a combined total of approximately 226 million shares of our Class A and Class A Special common stock are reserved for the exercise of stock options, including those outstanding as of December 31, 2008. Option terms are generally 10 years, with options generally becoming exercisable between 2 and 9.5 years from the date of grant.

We use the Black-Scholes option pricing model to estimate the fair value of each stock option on the date of grant. The Black-Scholes option pricing model uses the assumptions summarized in the table below. Dividend yield is based on the yield at the date of grant. Expected volatility is based on a blend of implied and historical volatility of our Class A common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect at the date of grant. We use historical data on the exercise of stock options and other factors expected to impact holders’ behavior to estimate the expected term of the options granted. The table below summarizes the weighted-average fair values at the date of grant of a Class A common stock option granted under our stock option plans and the related weighted-average valuation assumptions.

Stock Option Fair Value and Significant Assumptions

	2008	2007	2006
Fair value	$6.47	$9.61	$7.30
Dividend yield	1.3%	0%	0%
Expected volatility	32.8%	24.3%	26.9%
Risk-free interest rate	3.0%	4.5%	4.8%
Expected option life (in years)	7.0	7.0	7.0

In 2007, we began granting net settled stock options instead of stock options exercised with a cash payment (“cash settled stock options”). In net settled stock options, an employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. The change to net settled stock options will result in fewer shares being issued and no cash proceeds being received by us when a net settled option is exercised. Following the change, we offered employees the opportunity to modify their outstanding stock options from cash settled to net settled. The modifications that were made did not result in any additional compensation expense.

Comcast 2008 Annual Report on Form 10-K	62

2008 Stock Option Activity

	Cash Settled Options (in thousands)	Net Settled Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Class A Common Stock
Outstanding as of January 1, 2008	56,272	62,246	$25.07
Modified (cash-settled to net-settled)	(505)	505	$19.14
Granted	—	24,728	$18.98
Exercised	(2,254)	(1,245)	$18.10
Forfeited	(986)	(2,911)	$21.16
Expired	(6,216)	(2,408)	$36.84
Outstanding as of December 31, 2008	46,311	80,915	$23.41	5.6	$2.1
Weighted-average exercise price, as of December 31, 2008	$25.91	$21.96
Exercisable as of December 31, 2008	38,598	27,937	$25.89	3.5	$1.1
Weighted-average exercise price, as of December 31, 2008	$27.38	$23.83
Class A Special Common Stock
Outstanding as of January 1, 2008	15,206	41,396	$22.41
Modified (cash-settled to net-settled)	(962)	962	$27.89
Exercised	(1,747)	(5,679)	$11.29
Forfeited	(11)	(2)	$23.44
Expired	(815)	(79)	$24.41
Outstanding as of December 31, 2008	11,671	36,598	$24.08	2.0	$2.6
Weighted-average exercise price, as of December 31, 2008	$23.34	$24.32
Exercisable as of December 31, 2008	11,232	32,489	$24.15	1.9	$2.3
Weighted-average exercise price, as of December 31, 2008	$23.47	$24.39

Cash received from cash settled options exercised during the year ended December 31, 2008 was $49 million.

The table below summarizes information on exercised stock options.

Year ended December 31 (in millions)	2008	2007	2006
Intrinsic value of options exercised	$85	$171	$180
Tax benefit of options exercised	$30	$58	$62

The stock option information above does not include 9.0 million stock options outstanding, with a weighted average exercise price of $31.41 per share, for the year ended December 31, 2008. These stock options were issued under a stock option liquidity program in 2005 and will expire by the end of 2012.

We also maintain a deferred stock option plan for certain employees and directors that provided the optionees with the opportunity to defer the receipt of shares of Class A or Class A Special common stock that would otherwise be deliverable when the stock options are exercised. As of December 31, 2008, approximately 2.0 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by the optionees under the deferred stock option plan.

63	Comcast 2008 Annual Report on Form 10-K

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (“participants”) may be granted RSU awards in units of Class A or Class A Special common stock. Under the restricted stock plan, a combined total of approximately 50 million shares of our Class A and Class A Special common stock are reserved for issuance, including those outstanding as of December 31, 2008. RSUs, which are valued based on the closing price on the date of grant and discounted for the lack of dividends, if any, during the vesting period, entitle participants to receive, at the time of vesting, one share of common stock for each RSU. The awards vest annually, generally over a period not to exceed 5 years, and do not have voting or dividend rights.

The table below summarizes the weighted-average fair value at the date of grant of the RSUs.

	2008	2007	2006
Weighted-average fair value	$18.06	$25.65	$19.98

2008 Restricted Stock Plan Activity

	Nonvested Restricted Share Unit Awards (in thousands)	Weighted- Average Grant Date Fair Value
Class A Common Stock
Nonvested awards as of January 1, 2008	16,456	$21.97
Granted	8,652	$18.06
Vested	(3,342)	$21.64
Forfeited	(1,430)	$20.87
Nonvested awards as of December 31, 2008	20,336	$19.64

The table below summarizes information on vested RSUs.

Year ended December 31 (in millions)	2008	2007	2006
Fair value of RSUs vested	$65	$75	$32
Tax benefit of RSUs vested	$23	$24	$9

The restricted stock plan also provides certain employees and directors the opportunity to defer the receipt of shares of Class A or Class A Special common stock that would otherwise be deliverable when their RSUs vest. As of December 31, 2008, approximately 941,000 and 89,000 shares of Class A common stock and Class A Special common stock, respectively, were issuable under vested RSU awards, the receipt of which was irrevocably deferred by participants.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that offers employees the opportunity to purchase shares of Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under the plan as share-based compensation expense in accordance with SFAS No. 123R. The employee cost associated with participation in the plan was satisfied with payroll withholdings of approximately $50 million, $48 million and $35 million in 2008, 2007 and 2006, respectively.

Note 13: Income Taxes

Components of Income Tax (Expense) Benefit

Year ended December 31 (in millions)	2008	2007	2006
Current (expense) benefit
Federal	$(751)	$(1,280)	$(887)
State	(287)	(273)	(77)
	(1,038)	(1,553)	(964)
Deferred (expense) benefit
Federal	(547)	(128)	(301)
State	52	(119)	(82)
	(495)	(247)	(383)
Income tax (expense) benefit	$(1,533)	$(1,800)	$(1,347)

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2008	2007	2006
Federal tax at statutory rate	$(1,420)	$(1,522)	$(1,258)
State income taxes, net of federal benefit	(45)	(153)	(132)
Nondeductible losses from joint ventures and equity in net (losses) income of affiliates, net	1	3	18
Adjustments to uncertain and effectively settled tax positions	(34)	(35)	93
Accrued interest on uncertain and effectively settled tax positions	(65)	(110)	64
Other	30	17	(132)
Income tax expense	$(1,533)	$(1,800)	$(1,347)

Comcast 2008 Annual Report on Form 10-K	64

Components of Net Deferred Tax Liability

December 31 (in millions)	2008	2007
Deferred Tax Assets:
Net operating loss carryforwards	$220	$252
Differences between book and tax basis of long-term debt	153	163
Nondeductible accruals and other	1,351	1,225
	1,724	1,640
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	27,354	25,935
Differences between book and tax basis of investments	588	1,542
Differences between book and tax basis of indexed debt securities	472	829
	28,414	28,306
Net deferred tax liability	$26,690	$26,666

Changes in net deferred income tax liabilities in 2008 that were not recorded as deferred income tax expense relate to reductions in deferred income tax liabilities of $79 million associated with acquisition-related purchase price allocations, of $365 million related to the settlement of an uncertain tax position of an acquired entity and of $27 million associated with items included in other comprehensive income (loss).

Net deferred tax assets included in current assets are primarily related to our current investments and current liabilities. As of December 31, 2008, we had federal net operating loss carryforwards of $229 million and various state net operating loss carryforwards that expire in periods through 2028. The determination of the state net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carryforwards.

In 2008, 2007 and 2006, income tax benefits attributable to share-based compensation of approximately $28 million, $49 million and $60 million, respectively, were allocated to stockholders’ equity.

Uncertain Tax Positions

We adopted FIN 48 on January 1, 2007, at which time we recorded a cumulative effect adjustment increasing retained earnings by $60 million. Our uncertain tax positions as of December 31, 2008 totaled $1.45 billion, excluding the federal benefits on state tax positions that have been recorded as deferred income taxes. If we were to recognize the tax benefit for such positions in the future, approximately $1.2 billion would impact our effective tax rate with the remaining amount impacting deferred income taxes.

Reconciliation of Unrecognized Tax Benefits

(in millions)	2008	2007
Balance as of January 1	$1,921	$2,099
Additions based on tax positions related to the current year	55	65
Additions based on tax positions related to prior years	30	18
Reductions for tax positions of prior years	(411)	(157)
Reductions due to expiration of statute of limitations	(3)	(3)
Settlements with taxing authorities	(142)	(101)
Balance as of December 31	$1,450	$1,921

As of December 31, 2008 and 2007, we had accrued approximately $787 million and $766 million, respectively, of interest associated with our uncertain tax positions.

During 2008, we recognized approximately $411 million of income tax benefits as a result of the settlement of an uncertain tax position of an acquired entity. The tax position related to the deductibility of certain costs incurred in connection with a business acquisition. The primary impacts of the settlement were reductions to our deferred income tax and other long-term liabilities of approximately $542 million, a reduction to goodwill of approximately $477 million and a reduction to income tax expense of approximately $65 million.

We are litigating an uncertain tax position which is scheduled for trial in October 2009. As a result, it is reasonably possible that our uncertain tax positions could significantly change within the next 12 months. We are unable to estimate the range of possible change.

During 2007, the Internal Revenue Service (“IRS”) completed its examination of our income tax returns for the years 2000 through 2004. The IRS proposed certain adjustments that relate primarily to certain financing transactions. We are currently disputing those proposed adjustments, but if the adjustments are sustained, they would not have a material impact on our effective tax rate. The IRS is currently examining our 2005 and 2006 tax returns and various states are currently conducting examinations of our income tax returns for years through 2007. In addition, the statutes of limitations could expire for certain of our tax returns over the next 12 months, which could result in decreases to our uncertain tax positions. These adjustments are not expected to have a material impact on our effective tax rate.

65	Comcast 2008 Annual Report on Form 10-K

Note 14: Statement of Cash Flows — Supplemental Information

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2008	2007	2006
Interest	$2,256	$2,134	$1,880
Income taxes	$762	$1,638	$1,284

Noncash Financing and Investing Activities

During 2008, we:

•	exchanged our 50% interest in the Insight asset pool for Insight’s 50% interest in the Comcast asset pool, which is a noncash investing activity

•	recorded a liability of approximately $180 million for a quarterly cash dividend of $0.0625 per common share paid in January 2009, which is a noncash financing activity

•	acquired approximately $559 million of property and equipment and software that are accrued but unpaid, which is a noncash investing activity

•	issued an interest in a consolidated entity with a value of approximately $145 million in exchange for certain programming rights, which is a noncash investing activity

During 2007, we:

•	exchanged our 50% interest in the Kansas City asset pool for TWC’s 50% interest in the Houston asset pool, which is a noncash investing activity

•

settled the remaining outstanding $49 million face amount of exchangeable notes by delivering approximately 1.8 million of the 2.2 million underlying Vodafone ADRs to the counterparty, which is a noncash financing and investing activity

•	entered into capital leases totaling $46 million, which is a noncash investing and financing activity

•	acquired approximately $593 million of property and equipment and software that are accrued but unpaid, which is a noncash investing activity

During 2006, we:

•

exchanged investments for cable systems in the redemptions with a fair value of approximately $3.2 billion and cable systems for cable systems in the exchanges with a fair value of approximately $8.5 billion, which are noncash investing activities

•

acquired an additional equity interest with a fair value of $21 million and recorded a liability for a corresponding amount in connection with our achievement of certain customer launch milestones, which is a noncash investing and operating activity

•	assumed a $185 million principal amount variable-rate term loan in connection with the Susquehanna transaction, which is a noncash financing and investing activity

•	acquired approximately $314 million of property and equipment and software that are accrued but unpaid, which is a noncash investing activity

Note 15: Commitments and Contingencies

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

One of our subsidiaries supports debt compliance with respect to obligations of a cable television investment in which we hold an ownership interest. The obligation expires March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligation under such commitment. The total notional amount of our commitment was $410 million as of December 31, 2008, at which time there were no quoted market prices for similar agreements. This amount reflects a decrease of approximately $555 million from December  31, 2007, primarily as a result of the Insight transaction (see Note 5).

The table below summarizes our minimum annual commitments under the programming license agreements of our programming networks and regional sports networks and our minimum annual rental commitments for office space, equipment and transponder service agreements under noncancelable operating leases.

As of December 31, 2008 (in millions)	Program License Agreements	Operating Leases
2009	$559	$385
2010	$593	$317
2011	$578	$225
2012	$510	$176
2013	$516	$152
Thereafter	$5,145	$833

Comcast 2008 Annual Report on Form 10-K	66

The following table summarizes our rental expense and programming license expense charged to operations:

Year ended December 31 (in millions)	2008	2007	2006
Rental expense	$436	$358	$273
Programming license expense	$548	$484	$350

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

Antitrust Cases

We are defendants in two purported class actions originally filed in December 2003 in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania. The potential class in the Massachusetts case is our subscriber base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago Clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful horizontal market restraints in those areas and seek damages under antitrust statutes, including treble damages.

Our motion to dismiss the Pennsylvania case on the pleadings was denied in December 2006 and classes of Philadelphia Cluster and Chicago Cluster subscribers were certified in May 2007 and October 2007, respectively. Our motion to dismiss the Massachusetts case, which was transferred to the Eastern District of Pennsylvania in December 2006, was denied in July 2007. We are proceeding with discovery on plaintiffs’ claims concerning the Philadelphia Cluster. Plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific “bundled” channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. We and the other defendants filed motions to dismiss an amended complaint in April 2008. In June 2008, the Central District denied the motions to dismiss. In July 2008, we and the other defendants filed motions to certify certain issues decided in the Central District’s June 2008 order for interlocutory appeal to the Ninth Circuit Court of Appeals. On August 8, 2008, the Central District denied the certification motions. In January 2009, the Central District approved a stipulation between the parties dismissing the action as to one of the two plaintiffs identified in the amended complaint as a Comcast subscriber. Discovery relevant to plaintiffs’ anticipated motion for class certification is currently proceeding, with plaintiffs scheduled to file their class certification motion in April 2009.

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

67	Comcast 2008 Annual Report on Form 10-K

the Court granted in part and denied in part that motion. The Court dismissed a claim alleging that defendants failed to provide complete and accurate disclosures concerning the plan, but did not dismiss claims alleging that plan assets were imprudently invested in company stock. We filed an answer to the amended complaint on December 11, 2008, and discovery is proceeding in the action.

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

*    *    *

We believe the claims in each of the actions described above in this item are without merit and intend to defend the actions vigorously. Although we cannot predict the outcome of any of the actions described above or how the final resolution of any such actions would impact our results of operations or cash flows for any one period or our consolidated financial condition, the final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

Other

We are subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our financial position, results of operations or cash flows, any litigation resulting from any such legal proceedings or claims could be time consuming, costly and injure our reputation.

Comcast 2008 Annual Report on Form 10-K	68

Note 16: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting although approximately 95% of our assets relate to the Cable segment. Our financial data by business segment is presented in the table below.

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
2008
Revenue(g)	$32,443	$1,426	$644	$(257)	$34,256
Operating income (loss) before depreciation and amortization(h)	13,170	362	(399)	(1)	13,132
Depreciation and amortization	6,125	199	107	(31)	6,400
Operating income (loss)	7,045	163	(506)	30	6,732
Capital expenditures	5,545	44	161	—	5,750
2007
Revenue(g)	$29,305	$1,314	$515	$(239)	$30,895
Operating income (loss) before depreciation and amortization(h)	11,922	286	(425)	3	11,786
Depreciation and amortization	5,924	223	100	(39)	6,208
Operating income (loss)	5,998	63	(525)	42	5,578
Capital expenditures	5,993	35	130	—	6,158
2006
Revenue(g)	$24,042	$1,054	$412	$(542)	$24,966
Operating income (loss) before depreciation and amortization(h)	9,667	239	(318)	(146)	9,442
Depreciation and amortization	4,657	167	79	(80)	4,823
Operating income (loss)	5,010	72	(397)	(66)	4,619
Capital expenditures	4,244	16	31	104	4,395

(a) For the years ended December 31, 2008, 2007 and 2006, Cable segment revenue was derived from the following services:

	2008	2007	2006
Video	58.0%	60.4%	62.6%
High-speed Internet	22.3%	21.9%	20.6%
Phone	8.2%	6.0%	3.8%
Advertising	4.7%	5.2%	6.1%
Franchise fees	2.8%	2.8%	3.0%
Other	4.0%	3.7%	3.9%
Total	100.0%	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

(b)	Our Cable segment includes our regional sports networks.

(c)	Our Programming segment consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style.

(d)

Corporate and Other activities include Comcast Interactive Media, Comcast Spectacor, a portion of operating results of our less than wholly owned technology development ventures (see “(e)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

(e)

We consolidate our less than wholly owned technology development ventures that we control or of which we are considered the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Gemstar. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other except for cost allocations, which are made to the Cable segment based on our percentage ownership in each entity.

(f)	Included in the Eliminations column are transactions that our segments enter into with one another. The most common types of transactions are the following:
•	our Programming segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount
•	our Cable segment receives incentives offered by our Programming segment when negotiating programming contracts that are recorded as a reduction of programming expenses
•	our Cable segment generates revenue by selling advertising and by selling the use of satellite feeds to our Programming segment
•	our Cable segment generates revenue by providing network services to Comcast Interactive Media

(g)	Non-U.S. revenue was not significant in any period. No single customer accounted for a significant amount of our revenue in any period.
(h)

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

69	Comcast 2008 Annual Report on Form 10-K

Note 17: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2008
Revenue	$8,389	$8,553	$8,549	$8,765	$34,256
Operating income	$1,555	$1,750	$1,670	$1,757	$6,732
Net income	$732	$632	$771	$412	$2,547
Basic earnings per common share	$0.24	$0.21	$0.26	$0.14	$0.87
Diluted earnings per common share	$0.24	$0.21	$0.26	$0.14	$0.86
Dividends declared per common share	$0.0625	$0.0625	$0.0625	$0.0625	$0.25
2007
Revenue	$7,388	$7,712	$7,781	$8,014	$30,895
Operating income	$1,261	$1,468	$1,391	$1,458	$5,578
Net income	$837	$588	$560	$602	$2,587
Basic earnings per common share	$0.27	$0.19	$0.18	$0.20	$0.84
Diluted earnings per common share	$0.26	$0.19	$0.18	$0.20	$0.83
Dividends declared per common share	$—	$—	$—	$—	$—

Comcast 2008 Annual Report on Form 10-K	70

Note 18: Condensed Consolidating Financial Information

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

Comcast Corporation has unconditionally guaranteed Comcast Holdings’ ZONES due October 2029 and its 10 5/8% Senior Subordinated Debentures due 2012. Our condensed consolidating financial information is presented in the tables below.

Condensed Consolidating Balance Sheet

As of December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$—	$1,195	$—	$1,195
Investments	—	—	—	—	—	59	—	59
Accounts receivable, net	—	—	—	—	—	1,626	—	1,626
Other current assets	171	8	—	—	—	657	—	836
Total current assets	171	8	—	—	—	3,537	—	3,716
Investments	—	—	—	—	—	4,783	—	4,783
Investments in and amounts due from subsidiaries eliminated upon consolidation	70,076	34,499	43,536	46,314	26,519	4,471	(225,415)	—
Property and equipment, net	306	—	—	—	—	24,138	—	24,444
Franchise rights	—	—	—	—	—	59,449	—	59,449
Goodwill	—	—	—	—	—	14,889	—	14,889
Other intangible assets, net	1	—	—	—	—	4,557	—	4,558
Other noncurrent assets, net	603	7	14	—	17	537	—	1,178
Total assets	$71,157	$34,514	$43,550	$46,314	$26,536	$116,361	$(225,415)	$113,017
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses related to trade creditors	$196	$—	$—	$—	$—	$3,197	$—	$3,393
Accrued expenses and other current liabilities	810	224	73	87	129	1,945	—	3,268
Current portion of long-term debt	1,242	1,006	—	—	—	30	—	2,278
Total current liabilities	2,248	1,230	73	87	129	5,172	—	8,939
Long-term debt, less current portion	19,839	2,294	4,462	2,691	610	282	—	30,178
Deferred income taxes	7,160	—	—	—	656	19,166	—	26,982
Other noncurrent liabilities	1,460	—	—	—	119	4,592	—	6,171
Minority interest	—	—	—	—	—	297	—	297
Stockholders’ Equity
Common stock	33	—	—	—	—	—	—	33
Other stockholders’ equity	40,417	30,990	39,015	43,536	25,022	86,852	(225,415)	40,417
Total stockholders’ equity	40,450	30,990	39,015	43,536	25,022	86,852	(225,415)	40,450
Total liabilities and stockholders’ equity	$71,157	$34,514	$43,550	$46,314	$26,536	$116,361	$(225,415)	$113,017

71	Comcast 2008 Annual Report on Form 10-K

Condensed Consolidating Balance Sheet

As of December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$—	$963	$—	$963
Investments	—	—	—	—	—	98	—	98
Accounts receivable, net	—	—	—	—	—	1,645	—	1,645
Other current assets	100	—	—	—	—	861	—	961
Total current assets	100	—	—	—	—	3,567	—	3,667
Investments	—	—	—	—	—	7,963	—	7,963
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,903	32,760	40,240	43,356	25,815	2,244	(212,318)	—
Property and equipment, net	208	—	—	—	—	23,416	—	23,624
Franchise rights	—	—	—	—	—	58,077	—	58,077
Goodwill	—	—	—	—	—	14,705	—	14,705
Other intangible assets, net	—	—	—	—	—	4,739	—	4,739
Other noncurrent assets, net	281	11	17	—	30	303	—	642
Total assets	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417
Liabilities and Stockholders’ Equity
Accounts payable and accrued expenses related to trade creditors	$10	$3	$—	$—	$—	$3,323	$—	$3,336
Accrued expenses and other current liabilities	694	267	75	98	74	1,913	—	3,121
Current portion of long-term debt	—	1,142	—	305	—	48	—	1,495
Total current liabilities	704	1,412	75	403	74	5,284	—	7,952
Long-term debt, less current portion	19,133	3,294	3,498	2,713	908	282	—	29,828
Deferred income taxes	6,256	—	—	—	1,015	19,609	—	26,880
Other noncurrent liabilities	1,059	6	—	—	116	5,986	—	7,167
Minority interest	—	—	—	—	—	250	—	250
Stockholders’ Equity
Common stock	34	—	—	—	—	—	—	34
Other stockholders’ equity	41,306	28,059	36,684	40,240	23,732	83,603	(212,318)	41,306
Total stockholders’ equity	41,340	28,059	36,684	40,240	23,732	83,603	(212,318)	41,340
Total liabilities and stockholders’ equity	$68,492	$32,771	$40,257	$43,356	$25,845	$115,014	$(212,318)	$113,417

Comcast 2008 Annual Report on Form 10-K	72

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$34,256	$—	$34,256
Management fee revenue	735	226	413	413	—	—	(1,787)	—
	735	226	413	413	—	34,256	(1,787)	34,256
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	13,472	—	13,472
Selling, general and administrative	358	226	413	413	53	7,976	(1,787)	7,652
Depreciation	23	—	—	—	—	5,434	—	5,457
Amortization	—	—	—	—	—	943	—	943
	381	226	413	413	53	27,825	(1,787)	27,524
Operating income (loss)	354	—	—	—	(53)	6,431	—	6,732
Other Income (Expense)
Interest expense	(1,307)	(298)	(334)	(212)	(146)	(142)	—	(2,439)
Investment income (loss), net	(40)	—	—	—	57	72	—	89
Equity in net income (losses) of affiliates	3,196	1,712	2,704	2,842	1,455	24	(11,972)	(39)
Other income (expense)	(5)	—	—	—	—	(280)	—	(285)
	1,844	1,414	2,370	2,630	1,366	(326)	(11,972)	(2,674)
Income (loss) from continuing operations before income taxes and minority interest	2,198	1,414	2,370	2,630	1,313	6,105	(11,972)	4,058
Income tax (expense) benefit	349	104	117	74	50	(2,227)	—	(1,533)
Income (loss) from continuing operations before minority interest	2,547	1,518	2,487	2,704	1,363	3,878	(11,972)	2,525
Minority interest	—	—	—	—	—	22	—	22
Net income (loss)	$2,547	$1,518	$2,487	$2,704	$1,363	$3,900	$(11,972)	$2,547

73	Comcast 2008 Annual Report on Form 10-K

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$30,895	$—	$30,895
Management fee revenue	630	213	338	338	—	—	(1,519)	—
	630	213	338	338	—	30,895	(1,519)	30,895
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	12,169	—	12,169
Selling, general and administrative	297	213	338	338	17	7,256	(1,519)	6,940
Depreciation	6	—	—	—	—	5,101	—	5,107
Amortization	—	—	—	—	—	1,101	—	1,101
	303	213	338	338	17	25,627	(1,519)	25,317
Operating income (loss)	327	—	—	—	(17)	5,268	—	5,578
Other Income (Expense)
Interest expense	(1,116)	(363)	(321)	(234)	(95)	(160)	—	(2,289)
Investment income (loss), net	7	—	5	—	70	519	—	601
Equity in net income (losses) of affiliates	3,095	1,551	2,274	2,427	1,305	(52)	(10,663)	(63)
Other income (expense)	1	—	—	—	—	521	—	522
	1,987	1,188	1,958	2,193	1,280	828	(10,663)	(1,229)
Income (loss) from continuing operations before income taxes and minority interest	2,314	1,188	1,958	2,193	1,263	6,096	(10,663)	4,349
Income tax (expense) benefit	273	128	112	81	15	(2,409)	—	(1,800)
Income (loss) from continuing operations before minority interest	2,587	1,316	2,070	2,274	1,278	3,687	(10,663)	2,549
Minority interest	—	—	—	—	—	38	—	38
Net income (loss)	$2,587	$1,316	$2,070	$2,274	$1,278	$3,725	$(10,663)	$2,587

Comcast 2008 Annual Report on Form 10-K	74

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$24,966	$—	$24,966
Management fee revenue	526	193	298	298	8	—	(1,323)	—
	526	193	298	298	8	24,966	(1,323)	24,966
Costs and Expenses
Operating (excluding depreciation)	—	—	—	—	—	9,819	—	9,819
Selling, general and administrative	256	193	298	298	16	5,967	(1,323)	5,705
Depreciation	8	—	—	—	2	3,818	—	3,828
Amortization	—	—	—	—	4	991	—	995
	264	193	298	298	22	20,595	(1,323)	20,347
Operating income (loss)	262	—	—	—	(14)	4,371	—	4,619
Other Income (Expense)
Interest expense	(776)	(400)	(325)	(259)	(68)	(236)	—	(2,064)
Investment income (loss), net	—	—	—	—	34	956	—	990
Equity in net income (losses) of affiliates	2,867	1,509	1,900	2,069	1,266	(79)	(9,597)	(65)
Other income (expense)	—	—	—	—	—	114	—	114
	2,091	1,109	1,575	1,810	1,232	755	(9,597)	(1,025)
Income (loss) from continuing operations before income taxes and minority interest	2,353	1,109	1,575	1,810	1,218	5,126	(9,597)	3,594
Income tax (expense) benefit	180	143	114	90	26	(1,900)	—	(1,347)
Income (loss) from continuing operations before minority interest	2,533	1,252	1,689	1,900	1,244	3,226	(9,597)	2,247
Minority interest	—	—	—	—	—	(12)	—	(12)
Income (loss) from continuing operations	2,533	1,252	1,689	1,900	1,244	3,214	(9,597)	2,235
Income from discontinued operations, net of tax	—	—	—	—	—	103	—	103
Gain on discontinued operations, net of tax	—	—	—	—	—	195	—	195
Net income (loss)	$2,533	$1,252	$1,689	$1,900	$1,244	$3,512	$(9,597)	$2,533

75	Comcast 2008 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(446)	$(241)	$(200)	$(175)	$9	$11,284	$—	$10,231
Financing Activities
Proceeds from borrowings	1,998	—	1,510	—	—	27	—	3,535
Retirements and repayments of debt	(308)	(1,150)	(541)	(300)	(263)	(48)	—	(2,610)
Repurchases of common stock	(2,800)	—	—	—	—	—	—	(2,800)
Dividends paid	(547)	—	—	—	—	—	—	(547)
Issuances of common stock	53	—	—	—	—	—	—	53
Other	(3)	—	—	—	(56)	(94)	—	(153)
Net cash provided by (used in) financing activities	(1,607)	(1,150)	969	(300)	(319)	(115)	—	(2,522)
Investing Activities
Net transactions with affiliates	2,269	1,391	(769)	475	310	(3,676)	—	—
Capital expenditures	(140)	—	—	—	—	(5,610)	—	(5,750)
Cash paid for intangible assets	—	—	—	—	—	(527)	—	(527)
Acquisitions, net of cash acquired	—	—	—	—	—	(738)	—	(738)
Proceeds from sales of investments	—	—	—	—	—	737	—	737
Purchases of investments	—	—	—	—	—	(1,167)	—	(1,167)
Other	(76)	—	—	—	—	44	—	(32)
Net cash provided by (used in) investing activities	2,053	1,391	(769)	475	310	(10,937)	—	(7,477)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	232	—	232
Cash and cash equivalents, beginning of period	—	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$1,195	$—	$1,195

Comcast 2008 Annual Report on Form 10-K	76

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$(516)	$(246)	$(199)	$(186)	$(20)	$9,356	$—	$8,189
Financing Activities
Proceeds from borrowings	3,695	—	—	—	—	18	—	3,713
Retirements and repayments of debt	—	(600)	—	(245)	—	(556)	—	(1,401)
Repurchases of common stock	(3,102)	—	—	—	—	—	—	(3,102)
Issuances of common stock	412	—	—	—	—	—	—	412
Other	(12)	—	—	(8)	—	82	—	62
Net cash provided by (used in) financing activities	993	(600)	—	(253)	—	(456)	—	(316)
Investing Activities
Net transactions with affiliates	(372)	846	199	439	20	(1,132)	—	—
Capital expenditures	(110)	—	—	—	—	(6,048)	—	(6,158)
Cash paid for intangible assets	—	—	—	—	—	(406)	—	(406)
Acquisitions, net of cash acquired	—	—	—	—	—	(1,319)	—	(1,319)
Proceeds from sales of investments	—	—	—	—	—	1,761	—	1,761
Purchases of investments	—	—	—	—	—	(2,089)	—	(2,089)
Other	(72)	—	—	—	—	134	—	62
Net cash provided by (used in) investing activities	(554)	846	199	439	20	(9,099)	—	(8,149)
Increase (decrease) in cash and cash equivalents	(77)	—	—	—	—	(199)	—	(276)
Cash and cash equivalents, beginning of period	77	—	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$963	$—	$963

77	Comcast 2008 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2006

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Operating Activities
Net cash provided by (used in) operating activities	$90	$(240)	$(226)	$(224)	$20	$7,198	$—	$6,618
Financing Activities
Proceeds from borrowings	7,474	—	—	—	—	23	—	7,497
Retirements and repayments of debt	(350)	(619)	—	(988)	(27)	(55)	—	(2,039)
Repurchases of common stock	(2,347)	—	—	—	—	—	—	(2,347)
Issuances of common stock	410	—	—	—	—	—	—	410
Other	33	—	—	—	—	(8)	—	25
Net cash provided by (used in) financing activities	5,220	(619)	—	(988)	(27)	(40)	—	3,546
Investing Activities
Net transactions with affiliates	(5,272)	859	226	1,212	(3)	2,978	—	—
Capital expenditures	(8)	—	—	—	—	(4,387)	—	(4,395)
Cash paid for intangible assets	—	—	—	—	—	(306)	—	(306)
Acquisitions, net of cash acquired	—	—	—	—	—	(5,110)	—	(5,110)
Proceeds from sales of investments	47	—	—	—	10	2,663	—	2,720
Purchases of investments	—	—	—	—	—	(2,812)	—	(2,812)
Other	—	—	—	—	—	31	—	31
Net cash provided by (used in) investing activities	(5,233)	859	226	1,212	7	(6,943)	—	(9,872)
Increase (decrease) in cash and cash equivalents	77	—	—	—	—	215	—	292
Cash and cash equivalents, beginning of period	—	—	—	—	—	947	—	947
Cash and cash equivalents, end of period	$77	$—	$—	$—	$—	$1,162	$—	$1,239

Comcast 2008 Annual Report on Form 10-K	78

Item 9: Changes in and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Refer to Management’s Report on Internal Control Over Financial Reporting on page 39.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 40.

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

Item 9B: Other Information

None.

79	Comcast 2008 Annual Report on Form 10-K

Part III

Item 10: Directors and Executive Officers of the Registrant

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2009. We refer to this proxy statement as the 2009 Proxy Statement.

Except for our Chairman and CEO (who continues in these offices through May 26, 2010 or earlier upon his death, resignation or removal), the term of office of each of our officers continues until his or her successor is selected and qualified, or until his or her earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of December 31, 2008:

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	49	1986	Chairman and CEO; President
Michael J. Angelakis	44	2007	Executive Vice President; Chief Financial Officer
Stephen B. Burke	50	1998	Executive Vice President; Chief Operating Officer; President, Comcast Cable
David L. Cohen	53	2002	Executive Vice President
Arthur R. Block	53	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	52	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President and Chief Executive Officer for more than five years and our Chairman of the Board since May 2004. As of December 31, 2008, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings, a director of the National Cable and Telecommunications Association and Chairman of CableLabs.

Michael J. Angelakis has served as Executive Vice President and Chief Financial Officer of Comcast Corporation since March 2007. Before March 2007, Mr. Angelakis served as Managing Director and as a member of the Management and Investment Committees of Providence Equity Partners for more than five years. Mr. Angelakis is also a director of Comcast Holdings.

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

Lawrence J. Salva has served as our Senior Vice President and Controller for more than five years and as Chief Accounting Officer since May 2004.

Comcast 2008 Annual Report on Form 10-K	80

Item 11: Executive Compensation

We incorporate the information required by this item by reference to our 2009 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management

We incorporate the information required by this item by reference to our 2009 Proxy Statement.

Item 13: Certain Relationships and Related Transactions

We incorporate the information required by this item by reference to our 2009 Proxy Statement.

Item 14: Principal Accountant Fees and Services

We incorporate the information required by this item by reference to our 2009 Proxy Statement.

We will file our 2009 Proxy Statement for our annual meeting of shareholders with the SEC on or before April 30, 2009.

81	Comcast 2008 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 38 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 87 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Annual Report on Form 10-K for the year ended December 31, 2005).

3.2	Restated and Amended By-Laws of Comcast Corporation as of October 8, 2008.

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).

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

4.4

Indenture, dated January 7, 2003, between Comcast Corporation, Comcast Cable Communications, LLC (f/k/a Comcast Cable Communications, Inc.), Comcast Cable Communications Holdings, Inc., Comcast Cable Holdings, LLC, Comcast MO Group, Inc. and The Bank of New York Mellon (f/k/a The Bank of New York), as Trustee relating to our 5.85% Notes due 2010, 6.50% Notes due 2015, 5.50% Notes due 2011, 7.05% Notes due 2033, 5.30% Notes due 2014, 4.95% Notes due 2016, 5.65% Notes due 2035, 5.45% Notes due 2010, 5.85% Notes due 2015, 6.50% Notes due 2035, 5.90% Notes due 2016, 6.45% Notes due 2037, 7.00% Notes due 2055, Floating Rate Notes due 2009, 6.50% Notes due 2017, 7.00% Notes due 2055 Series B, 5.875% Notes due 2018, 6.45% Notes due 2037, 6.625% Notes due 2056, 6.30% Notes due 2017, 6.95% Notes due 2037, 5.70% Notes due 2018, and 6.40% Notes due 2038.

4.5

Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, Comcast Cable Holdings, LLC, Comcast Cable Communications Holdings, Inc., Comcast Cable Communications, LLC (f/k/a Comcast Cable Communications, Inc.), Comcast MO Group, Inc., Comcast MO of Delaware, LLC (f/k/a Comcast MO of Delaware, Inc.) and The Bank of New York Mellon (f/k/a The Bank of New York), as Trustee, dated January 7, 2003.

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

10.1

Amended and restated Five Year Revolving Credit Agreement dated as of January 30, 2008 among Comcast Corporation, Comcast Cable Communications Holdings, Inc., the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.2*	Comcast Corporation 2002 Stock Option Plan, as amended and restated effective December 9, 2008.

10.3*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective December 9, 2008.

10.4*

Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective October 7, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.5*

Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.6*

Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 13, 2008 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

Comcast 2008 Annual Report on Form 10-K	82

10.7*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective December 9, 2008.

10.8*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10.12 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.9*

Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 28, 2007 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2007).

10.10*

Comcast Corporation 2003 Cable Division Advertising/Sales Group Long Term Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.11*

Comcast Corporation Retirement Investment Plan, as amended and restated effective October 7, 2008 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective October 3, 2007 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.13*

Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective January 1, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008).

10.14*

Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.15*

Certificate of Interest of Julian Brodsky under the Comcast Holdings Corporation Unfunded Plan of Deferred Compensation (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.16*

Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of May 1, 2002 (incorporated by reference to Exhibit 10.22 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.17*

Amendment to Employment Agreement between Comcast Holdings Corporation and Julian A. Brodsky, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.18*	Employment Agreement between Comcast Corporation and Stephen B. Burke dated November 22, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 23, 2005).

10.19*

Amendment No. 1 to Employment Agreement between Comcast Corporation and Stephen B. Burke dated January 25, 2006 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.20*	Employment Agreement between Comcast Corporation and David L. Cohen dated November 7, 2005 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 10, 2005).

10.21*

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

10.23*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 5, 2005).

10.24*

Term Life Insurance Premium and Tax Bonus Agreement between Comcast Holdings Corporation and Brian L. Roberts, dated as of September 23, 1998 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2003).

10.25*

Amendment to Term Life Insurance Premium and Tax Bonus Agreement between Comcast Corporation and Brian L. Roberts, dated as of May 22, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

10.26*

Life Insurance Premium and Tax Bonus Agreement between Comcast Corporation and Brian L. Roberts, dated as of May 22, 2006 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006).

83	Comcast 2008 Annual Report on Form 10-K

10.27*

Amendment to Life Insurance Premium and Tax Bonus Agreement between Comcast Corporation and Brian L. Roberts, dated as of September 15, 2006 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2006).

10.28*

Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of December 27, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2007).

10.29*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2008).

10.30*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).

10.31*

Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.32*

Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.33*

Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of June 5, 2001 (incorporated by reference to Exhibit 10.8 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.34*

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

10.36*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.37*

Employment Agreement between Comcast Corporation and Michael J. Angelakis dated as of November 20, 2006 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 28, 2006).

10.38*	Form of Amendment, dated as of December 16, 2008, to the Employment Agreements with Ralph J. Roberts, Brian L. Roberts, Michael J. Angelakis, Stephen B. Burke, and David L. Cohen.

10.39*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.

10.40*	Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan.

10.41*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.

12.1	Statement of Earnings to fixed charges and earnings to combined fixed charges and preferred dividends.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

Comcast 2008 Annual Report on Form 10-K	84

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 20, 2009.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 20, 2009

/s/ RALPH J. ROBERTS Ralph J. Roberts	Founder; Chairman Emeritus of the Board	February 20, 2009

/s/ JULIAN A. BRODSKY Julian A. Brodsky	Non-Executive Vice Chairman; Director	February 20, 2009

/s/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Executive Vice President (Principal Financial Officer)	February 20, 2009

/s/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2009

/s/ S. DECKER ANSTROM S. Decker Anstrom	Director	February 20, 2009

/s/ KENNETH J. BACON Kenneth J. Bacon	Director	February 20, 2009

/s/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 20, 2009

/s/ EDWARD D. BREEN Edward D. Breen	Director	February 20, 2009

/s/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 20, 2009

/s/ J. MICHAEL COOK J. Michael Cook	Director	February 20, 2009

/s/ GERALD L. HASSELL Gerald L. Hassell	Director	February 20, 2009

/s/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 20, 2009

/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 20, 2009

/s/ MICHAEL I. SOVERN Michael I. Sovern	Director	February 20, 2009

85	Comcast 2008 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2008 and 2007 and for each of the three years in the period ended December 31, 2008, and the Company’s internal control over financial reporting as of December 31, 2008, and have issued our report thereon dated February 20, 2009 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of new accounting pronouncements in 2008 and 2007); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 20, 2009

Comcast 2008 Annual Report on Form 10-K	86

Comcast Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2008, 2007 and 2006

(in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves(a)	Balance at End of Year
Allowance for Doubtful Accounts
2008	$181	$446	$437	$190
2007	157	418	394	181
2006	132	279	254	157

(a)	Uncollectible accounts written off.

87	Comcast 2008 Annual Report on Form 10-K