Form 10-Q
period 2009-03-31
COMCAST CORP
filed 2009-04-30
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒      Accelerated filer ☐      Non-accelerated filer ☐       Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

As of March 31, 2009, there were 2,063,679,739 shares of our Class A common stock, 810,251,788 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2009. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors that we set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements.

Our businesses may be affected by, among other things, the following:

•	all of the services offered by our cable systems face a wide range of competition that could adversely affect our future results of operations

•	we may face increased competition because of technological advances and new regulatory requirements, which could adversely affect our future results of operations

•	programming expenses are increasing, which could adversely affect our future results of operations

•	we are subject to regulation by federal, state and local governments, which may impose additional costs and restrictions

•	weakening economic conditions may have a negative impact on our results of operations and financial condition

•	we rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology may disrupt our business

•	we may be unable to obtain necessary hardware, software and operational support

•	our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others

•	we face risks arising from the outcome of various litigation matters

•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our operations through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$1,879	$1,195
Investments	59	59
Accounts receivable, less allowance for doubtful accounts of $175 and $190	1,483	1,626
Other current assets	829	836
Total current assets	4,250	3,716
Investments	4,872	4,783
Property and equipment, net of accumulated depreciation of $24,449 and $23,235	24,038	24,444
Franchise rights	59,446	59,449
Goodwill	14,893	14,889
Other intangible assets, net of accumulated amortization of $7,947 and $8,160	4,446	4,558
Other noncurrent assets, net	1,126	1,178
Total assets	$113,071	$113,017

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,121	$3,393
Accrued expenses and other current liabilities	3,119	3,268
Current portion of long-term debt	2,647	2,278
Total current liabilities	8,887	8,939
Long-term debt, less current portion	29,415	30,178
Deferred income taxes	27,188	26,982
Other noncurrent liabilities	6,219	6,171
Commitments and Contingencies (Note 9)
Redeemable noncontrolling interests	173	171
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,429,140,489 and 2,426,443,484; outstanding, 2,063,679,739 and 2,060,982,734	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 881,186,552 and 881,145,954; outstanding, 810,251,788 and 810,211,190	9	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,668	40,620
Retained earnings	8,004	7,427
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(93)	(113)
Total Comcast Corporation stockholders’ equity	41,095	40,450
Noncontrolling interests	94	126
Total equity	41,189	40,576
Total liabilities and equity	$113,071	$113,017

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2009	2008
Revenue	$8,835	$8,389
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,565	3,361
Selling, general and administrative	1,826	1,854
Depreciation	1,380	1,390
Amortization	253	229
	7,024	6,834
Operating income	1,811	1,555
Other Income (Expense):
Interest expense	(570)	(621)
Investment income (loss), net	13	79
Equity in net income (losses) of affiliates, net	(14)	(35)
Other income (expense)	(1)	268
	(572)	(309)
Income before income taxes	1,239	1,246
Income tax expense	(461)	(508)
Net income from consolidated operations	778	738
Less: Net income (loss) attributable to noncontrolling interests	6	6

Net income attributable to Comcast Corporation	$772	$732

Basic earnings per common share attributable to Comcast Corporation stockholders	$0.27	$0.24
Diluted earnings per common share attributable to Comcast Corporation stockholders	$0.27	$0.24
Dividends declared per common share attributable to Comcast Corporation stockholders	$0.07	$0.06

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2009	2008
Net cash provided by operating activities	$2,512	$2,259
Financing Activities
Proceeds from borrowings	20	192
Repurchases and repayments of debt	(352)	(218)
Repurchases of common stock	—	(1,000)
Dividends paid	(180)	—
Issuances of common stock	—	10
Other	—	(28)
Net cash provided by (used in) financing activities	(512)	(1,044)
Investing Activities
Capital expenditures	(1,160)	(1,431)
Cash paid for intangible assets	(133)	(126)
Acquisitions, net of cash acquired	(7)	(29)
Proceeds from sales of investments	7	49
Purchases of investments	(47)	(26)
Other	24	20
Net cash provided by (used in) investing activities	(1,316)	(1,543)
Increase (decrease) in cash and cash equivalents	684	(328)
Cash and cash equivalents, beginning of period	1,195	963
Cash and cash equivalents, end of period	$1,879	$635

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

		Comcast Corporation Stockholders’ Equity
		Common Stock Class
(in millions)	Redeemable Noncontrolling Interests	A	A Special	B	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$101	$24	$10	$—	$41,688	$7,191	$(7,517)	$(56)	$149	$41,489
Cumulative effect related to the adoption of EITF 06-10 on January 1, 2008						(132)				(132)
Stock compensation plans					31	(2)				29
Repurchase and retirement of common stock					(583)	(417)				(1,000)
Employee stock purchase plan					15					15
Dividend declared ($0.0625 per common share)						(185)				(185)
Other comprehensive loss								(1)		(1)
Sale of subsidiary shares to noncontrolling interests	145
Contributions from and (distributions to) noncontrolling interests									(13)	(13)
Net income	(2)					732			8	740
Balance, March 31, 2008	$244	$24	$10	$—	$41,151	$7,187	$(7,517)	$(57)	$144	$40,942

Balance, December 31, 2008	$171	$24	$9	$—	$40,620	$7,427	$(7,517)	$(113)	$126	$40,576
Stock compensation plans					3					3
Employee stock purchase plan					15					15
Dividend declared ($0.0675 per common share)						(195)				(195)
Other comprehensive income								20		20
Purchases of subsidiary shares from noncontrolling interests					30				(35)	(5)
Contributions from and (distributions to) noncontrolling interests	3								(4)	(4)
Net income	(1)					772			7	779
Balance, March 31, 2009	$173	$24	$9	$—	$40,668	$8,004	$(7,517)	$(93)	$94	$41,189

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2009	2008
Net income from consolidated operations	$778	$738
Holding gains (losses) during the period, net of deferred taxes of $1 and $3	(1)	(5)
Reclassification adjustments for losses (gains) included in net income attributable to Comcast Corporation, net of deferred taxes of $(12) and $(2)	22	4
Employee benefit obligations, net of deferred taxes of $ — and $ —	—	(1)
Cumulative translation adjustments	(1)	1
Comprehensive income	798	737
Less: Net income attributable to noncontrolling interests	6	6
Comprehensive income attributable to Comcast Corporation	$792	$731

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

Reclassifications have been made to the prior year’s consolidated financial statements between operating expenses and selling, general and administrative expenses to conform to classifications used in 2009.

Note 2: Recent Accounting Pronouncements

SFAS No. 160

In November 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 160, “Noncontrolling Interests in Consolidated Financial Statements” (“SFAS No. 160”). SFAS No. 160 requires noncontrolling interests (previously referred to as minority interests) that are not redeemable to be separately reported in the equity section of our consolidated balance sheet. Redeemable noncontrolling interests continue to be presented outside of equity. SFAS No. 160 establishes accounting and reporting standards for (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, SFAS No. 160 establishes disclosure requirements, including new financial statement captions that clearly distinguish between controlling and noncontrolling interests. These include a separate presentation of net income attributable to controlling and noncontrolling interests with the combined amounts labeled as “Net income from consolidated operations” in our statement of operations. Under SFAS No. 160, “Net income from consolidated operations” is comparable to what was previously presented as “Income from continuing operations before minority interest” and “Net income attributable to Comcast Corporation” is comparable to what was previously presented as “Net income.” Effective January 1, 2009, we adopted SFAS No. 160, at which time we applied the new presentation and disclosure requirements.

SFAS No. 160 requires the retrospective application of the new financial statement captions. The tables below reflect the revised presentations for our balance sheets as of December 31, 2008 and 2007 and consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

Revised Balance Sheet Captions

December 31 (in millions)	2008	2007
Redeemable noncontrolling interests	$171	$101
Noncontrolling interests (in equity)	$126	$149

Revised Statement of Operations Captions

Year Ended December 31 (in millions, except per share data)	2008	2007	2006
Net income from consolidated operations	$2,525	$2,549	$2,545
Less: Net income (loss) attributable to noncontrolling interests	(22)	(38)	12
Net income attributable to Comcast Corporation	$2,547	$2,587	$2,533
Basic earnings per common share attributable to Comcast Corporation stockholders	$0.87	$0.84	$0.80
Diluted earnings per common share attributable to Comcast Corporation stockholders	$0.86	$0.83	$0.79

See Note 6 for further details on our noncontrolling interests.

SFAS No. 161

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities” (“SFAS No. 161”). SFAS No. 161 amends and expands the disclosure requirements of SFAS No. 133, “Derivative Instruments and Hedging Activities” (“SFAS No. 133”). SFAS No. 161 requires enhanced disclosure about (i) how and why an entity uses derivative instruments, (ii) how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations and (iii) how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows. See Note 5 for further details regarding our adoption of this standard.

Note 3: Earnings Per Share

Basic earnings per common share attributable to Comcast Corporation stockholders (“Basic EPS”) is computed by dividing net income attributable to Comcast Corporation by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted earnings per common share attributable to Comcast Corporation stockholders (“Diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method, except in periods in which there is a loss, because the inclusion of the potential common shares would have an antidilutive effect.

Diluted EPS for the three months ended March 31, 2009 and 2008 excludes approximately 181 million and 178 million, respectively, of potential common shares related to our share-based compensation plans, because their inclusion would have had an antidilutive effect.

Computation of Diluted EPS

	Three Months Ended March 31
	2009			2008
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation stockholders	$772	2,885	$0.27	$732	3,009	$0.24
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		5			8
Diluted EPS attributable to Comcast Corporation stockholders	$772	2,890	$0.27	$732	3,017	$0.24

Note 4: Investments

(in millions)	March 31, 2009	December 31, 2008
Fair value method	$981	$943
Equity method, primarily SpectrumCo and Clearwire	2,234	2,177
Cost method, primarily AirTouch redeemable preferred shares	1,716	1,722
Total investments	4,931	4,842
Less: Current investments	59	59
Noncurrent investments	$4,872	$4,783

Components of Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2009	2008
Gains on sales and exchanges of investments, net	$3	$11
Investment impairment losses	(16)	(2)
Unrealized gains (losses) on trading securities and hedged items	38	(264)
Mark to market adjustments on derivatives related to trading securities and hedged items	(29)	294
Mark to market adjustments on derivatives	9	21
Interest and dividend income	27	37
Other	(19)	(18)
Investment income (loss), net	$13	$79

Note 5: Derivative Financial Instruments and Fair Value Measurements

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates and equity prices. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. Our risk management control system is used to assist us in monitoring the hedging program, derivative positions and hedging strategies. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated, as well as throughout the hedging period. We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with a derivatives policy authorized by our Board of Directors.

We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. The valuation adjustments we recorded against the derivative assets to reflect counterparty credit risk are not significant.

We periodically examine the instruments we use to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, to reduce our risks relating to changes in interest rates or equity prices and, through market value and sensitivity analysis, to maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above conditions, and for those derivative instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings in the line item in which the underlying hedged items are recorded.

As of March 31, 2009, our derivatives designated as hedges include (i) the derivative component of our prepaid forward sale agreements, which are reflected in other noncurrent liabilities, and (ii) the derivative component of our interest rate swap agreements, which are reflected in other noncurrent assets. As of March 31, 2009, our derivatives not designated as hedges include the derivative component of our indexed debt instruments, which are reflected in long term debt.

Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair value as of March 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$970	$—	$—	$970
Available-for-sale securities	10	—	—	10
Equity warrants	—	—	1	1
Cash surrender value of life insurance policies	—	139	—	139
Interest rate swap agreements	—	253	—	253
	$980	$392	$1	$1,373

Liabilities
Derivative component of indexed debt instruments	$—	$14	$—	$14
Derivative component of prepaid forward sale agreements	—	(438)	—	(438)
Interest rate swap agreements	—	1	—	1
	$—	$(423)	$—	$(423)

The gains (losses) recognized on our interest rate swap agreements are recorded to interest expense. The gains (losses) recognized on the derivative component of our prepaid forward sale agreements and indexed debt instruments are recorded to investment income (loss). The gain (loss) recognized in our consolidated statement of operations for the three months ended March 31, 2009 related to our derivative instruments is presented in the table below.

Statement of Operations

Three Months Ended March 31, 2009 (in millions)	Amount of Gain (Loss) Recognized in Income on Derivative Instruments
Fair Value Hedging Relationships
Interest rate swap agreements (fixed-to-variable)	$23
Derivative component of prepaid forward sale agreements	(29)
Total	$(6)

Non-Designated Hedging Relationships
Derivative component of indexed debt instruments	$9

Note 6: Noncontrolling Interests

Certain of our subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features that are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If securities were to be redeemed under these agreements, we would generally be required to purchase the security at fair value on the date of redemption. In accordance with Emerging Issues Task Force Topic No. D-98, “Classification and Measurement of Redeemable Securities,” these securities are presented on the balance sheet outside of equity under the caption “Redeemable noncontrolling interests.” Noncontrolling interests that do not contain such redemption features are presented in equity.

During the three months ended March 31, 2009, we purchased all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $35 million, for approximately $5 million. The difference between the amount paid and the carrying value of the noncontrolling interest resulted in an increase of approximately $30 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

Three Months Ended March 31, 2009 (in millions)
Net income attributable to Comcast Corporation	$772
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	30
Change from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$802

Note 7: Equity

Share-Based Compensation

Our Board of Directors may grant share-based awards, in the form of stock options and RSUs, to certain employees and directors. Additionally, through our employee stock purchase plan, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions. The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $17 million for each of the three months ended March 31, 2009 and 2008.

In March 2009, we granted 29.5 million stock options and 10.0 million RSUs related to our annual management grant program. The fair values associated with these grants were $4.94 per stock option and $13.48 per RSU.

Recognized Share-Based Compensation Expense Under SFAS No. 123R

	Three Months Ended March 31
(in millions)	2009	2008
Stock options	$19	$20
Restricted share units	13	20
Employee stock purchase plan	5	5
Total	$37	$45

As of March 31, 2009, there was $390 million and $361 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

Accumulated Other Comprehensive Income (Loss)

The table below presents our accumulated other comprehensive income (loss), net of deferred taxes.

	Three Months Ended March 31
(in millions)	2009	2008
Unrealized gains (losses) on marketable securities	$22	$23
Unrealized gains (losses) on cash flow hedges	(79)	(107)
Unrealized gains (losses) on employee benefit obligations	(31)	23
Cumulative translation adjustments	(5)	4
Accumulated other comprehensive income (loss)	$(93)	$(57)

Unrealized losses on cash flow hedges in the table above relate to our interest rate lock agreements. As of March 31, 2009, we expect $19 million of unrealized losses, $12 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months.

Note 8: Statement of Cash Flows—Supplemental Information

The table below presents our adjustments to reconcile net income from consolidated operations to net cash provided by operating activities.

	Three Months Ended March 31
(in millions)	2009	2008
Net income from consolidated operations	$778	$738
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	1,380	1,390
Amortization	253	229
Share-based compensation	54	62
Noncash interest expense (income), net	44	57
Equity in net (income) losses of affiliates, net	14	35
(Gains) losses on investments and noncash other (income) expense, net	15	(316)
Deferred income taxes	214	232
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	143	162
Change in accounts payable and accrued expenses related to trade creditors	(94)	(144)
Change in other operating assets and liabilities	(289)	(186)
Net cash provided by operating activities	$2,512	$2,259

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2009	2008
Interest	$664	$708
Income taxes	$161	$20

Noncash Financing and Investing Activities

During the three months ended March 31, 2009, we:

•	recorded a liability of approximately $195 million for a quarterly cash dividend of $0.0675 per common share paid in April 2009, which is a noncash financing activity

•	acquired approximately $383 million of property and equipment and software that are accrued but unpaid, which is a noncash investing activity

Note 9: Commitments and Contingencies

Commitments

One of our subsidiaries supports debt compliance with respect to obligations of a cable system in which we hold an ownership interest. The obligation expires March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligation under this commitment. The total notional amount of our commitment was $410 million as of March 31, 2009, at which time there were no quoted market prices for similar agreements.

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

Our motion to dismiss the Pennsylvania case on the pleadings was denied in December 2006 and classes of Philadelphia Cluster and Chicago Cluster subscribers were certified in May 2007 and October 2007, respectively. In March 2009, as a result of a Third Circuit Court of Appeal decision clarifying the standards for class certification, the order certifying the Philadelphia Cluster class was vacated without prejudice to the plaintiffs filing a new motion. A hearing on the plaintiffs’ new motion, which was filed in April 2009, is scheduled for June 2009. Our motion to dismiss the Massachusetts case, which was transferred to the Eastern District of Pennsylvania in December 2006, was denied in July 2007. We are proceeding with discovery on the plaintiffs’ claims concerning the Philadelphia Cluster. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us, among others), which preclude the distributors from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages for the loss of their ability to pick and choose the specific “bundled” channels to which they wish to subscribe, and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the distributor defendants. We and the other defendants filed motions to dismiss an amended complaint in April 2008. In June 2008, the Central District denied the motions to dismiss. In July 2008, we and the other defendants filed motions to certify certain issues decided in the Central District’s June 2008 order for interlocutory appeal to the Ninth Circuit Court of Appeals. On August 8, 2008, the Central District denied the certification motions. In January 2009, the Central District approved a stipulation between the parties dismissing the action as to one of the two plaintiffs identified in the amended complaint as a Comcast subscriber. On March 5, 2009, the plaintiffs and defendants filed a joint report, advising the Central District that the plaintiffs proposed to file a motion in May 2009 for adjudication as to the plaintiffs’ position that foreclosure of independent producers of video programming is not a necessary element of the plaintiffs’ claims (the “foreclosure motion”). A hearing on the foreclosure motion is scheduled for July 2009. The parties further agreed that, if the plaintiffs prevail on the foreclosure motion, the parties will jointly request that the ruling be certified to the Ninth Circuit Court of Appeals; if the defendants prevail, the parties agreed that the plaintiffs’ complaint should be dismissed on a procedurally appropriate basis. On March 10, 2009, the Central District entered an order vacating all deadlines previously in place and deferred further scheduling on discovery and class certification matters until the Central District rules on the foreclosure motion. Discovery relevant to the plaintiffs’ anticipated motion for class certification, which plaintiffs had been scheduled to file in April 2009, began in November 2008, but the parties stipulated in their joint motion to stay further discovery pending the Court’s ruling on the foreclosure motion.

ERISA Litigation

We and several of our current officers have been named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania in February 2008. The alleged class comprises participants in our retirement investment (401(k)) plan that invested in the plan’s company stock account. The plaintiff asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in managing the plan by allowing participants to continue to invest in the company stock account during a time in 2007 when we allegedly knew (but had not disclosed) that we would not meet our forecasted results. The plaintiff seeks unspecified damages. The plaintiff filed an amended complaint in June 2008, and in July 2008 we filed a motion to dismiss the amended complaint. On October 29, 2008, the Court granted in part and denied in part that motion. The Court dismissed a claim alleging that defendants failed to provide complete and accurate disclosures concerning the plan, but did not dismiss claims alleging that plan assets were imprudently invested in company stock. We filed an answer to the amended complaint on December 11, 2008, and discovery is proceeding in the action.

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

Note 10: Financial Data by Business Segment

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

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
Three months ended March 31, 2009
Revenue(g)	$8,349	$361	$208	$(83)	$8,835
Operating income (loss) before depreciation and amortization(h)	3,406	112	(71)	(3)	3,444
Depreciation and amortization	1,562	49	30	(8)	1,633
Operating income (loss)	1,844	63	(101)	5	1,811
Capital expenditures	1,130	8	22	—	1,160

Three months ended March 31, 2008
Revenue(g)	$7,916	$363	$183	$(73)	$8,389
Operating income (loss) before depreciation and amortization(h)	3,142	113	(82)	1	3,174
Depreciation and amortization	1,548	54	24	(7)	1,619
Operating income (loss)	1,594	59	(106)	8	1,555
Capital expenditures	1,355	4	72	—	1,431

(a)	For the three months ended March 31, 2009 and 2008, Cable segment revenue was derived from the following services:

	Three Months Ended March 31
	2009	2008
Video	59.0%	60.4%
High-speed Internet	22.9	22.1
Phone	9.3	7.4
Advertising	3.1	4.3
Franchise fees	2.8	2.8
Other	2.9	3.0
Total	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionately to each service based on the individual service’s price on a stand-alone basis.

(b)	Our Cable segment includes our regional sports networks.

(c)	Our Programming segment consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style.

(d)

Corporate and Other activities include Comcast Interactive Media, Comcast Spectacor, a portion of the operating results of our less than wholly owned technology development ventures (see “(e)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

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

(h)

To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities or other measures of performance or liquidity reported in accordance with GAAP.

Note 11: Condensed Consolidating Financial Information

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

Comcast Corporation unconditionally guarantees the $213 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and the $202 million principal amount currently outstanding of Comcast Holdings’ 10 5/8% senior subordinated debentures due 2012. Comcast Corporation does not guarantee the $83 million principal amount outstanding of Comcast Holdings’ ZONES due November 2029. Accordingly, we have included Comcast Holdings’ condensed consolidated financial information for all periods presented. Our condensed consolidating financial information is presented below.

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2009

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$1,879	$—	$1,879
Investments	—	—	—	—	—	59	—	59
Accounts receivable, net	—	—	—	—	—	1,483	—	1,483
Other current assets	194	4	—	—	—	631	—	829
Total current assets	194	4	—	—	—	4,052	—	4,250
Investments	—	—	—	—	—	4,872	—	4,872
Investments in and amounts due from subsidiaries eliminated upon consolidation	70,616	35,091	44,167	46,890	27,218	4,369	(228,351)	—
Property and equipment, net	315	—	—	—	—	23,723	—	24,038
Franchise rights	—	—	—	—	—	59,446	—	59,446
Goodwill	—	—	—	—	—	14,893	—	14,893
Other intangible assets, net	1	—	—	—	—	4,445	—	4,446
Other noncurrent assets, net	554	6	12	—	9	545	—	1,126
Total assets	$71,680	$35,101	$44,179	$46,890	$27,227	$116,345	$(228,351)	$113,071

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$216	$—	$—	$—	$—	$2,905	$—	$3,121
Accrued expenses and other current liabilities	739	217	48	37	120	1,958	—	3,119
Current portion of long-term debt	1,816	796	—	—	—	35	—	2,647
Total current liabilities	2,771	1,013	48	37	120	4,898	—	8,887
Long-term debt, less current portion	19,200	2,501	4,407	2,686	327	294	—	29,415
Deferred income taxes	7,180	—	—	—	659	19,349	—	27,188
Other noncurrent liabilities	1,434	—	—	—	119	4,666	—	6,219
Redeemable noncontrolling interests	—	—	—	—	—	173	—	173
Equity:
Common stock	33	—	—	—	—	—	—	33
Other stockholders’ equity	41,062	31,587	39,724	44,167	26,002	86,871	(228,351)	41,062
Total Comcast Corporation stockholders’ equity	41,095	31,587	39,724	44,167	26,002	86,871	(228,351)	41,095
Noncontrolling interests	—	—	—	—	—	94	—	94
Total equity	41,095	31,587	39,724	44,167	26,002	86,965	(228,351)	41,189
Total liabilities and equity	$71,680	$35,101	$44,179	$46,890	$27,227	$116,345	$(228,351)	$113,071

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$1,195	$—	$1,195
Investments	—	—	—	—	—	59	—	59
Accounts receivable, net	—	—	—	—	—	1,626	—	1,626
Other current assets	171	8	—	—	—	657	—	836
Total current assets	171	8	—	—	—	3,537	—	3,716
Investments	—	—	—	—	—	4,783	—	4,783
Investments in and amounts due from subsidiaries eliminated upon consolidation	70,076	34,499	43,536	46,314	26,519	4,471	(225,415)	—
Property and equipment, net	306	—	—	—	—	24,138	—	24,444
Franchise rights	—	—	—	—	—	59,449	—	59,449
Goodwill	—	—	—	—	—	14,889	—	14,889
Other intangible assets, net	1	—	—	—	—	4,557	—	4,558
Other noncurrent assets, net	603	7	14	—	17	537	—	1,178
Total assets	$71,157	$34,514	$43,550	$46,314	$26,536	$116,361	$(225,415)	$113,017

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$196	$—	$—	$—	$—	$3,197	$—	$3,393
Accrued expenses and other current liabilities	810	224	73	87	129	1,945	—	3,268
Current portion of long-term debt	1,242	1,006	—	—	—	30	—	2,278
Total current liabilities	2,248	1,230	73	87	129	5,172	—	8,939
Long-term debt, less current portion	19,839	2,294	4,462	2,691	610	282	—	30,178
Deferred income taxes	7,160	—	—	—	656	19,166	—	26,982
Other noncurrent liabilities	1,460	—	—	—	119	4,592	—	6,171
Redeemable noncontrolling interests	—	—	—	—	—	171	—	171
Equity:
Common stock	33	—	—	—	—	—	—	33
Other stockholders’ equity	40,417	30,990	39,015	43,536	25,022	86,852	(225,415)	40,417
Total Comcast Corporation stockholders’ equity	40,450	30,990	39,015	43,536	25,022	86,852	(225,415)	40,450
Noncontrolling interests	—	—	—	—	—	126	—	126
Total equity	40,450	30,990	39,015	43,536	25,022	86,978	(225,415)	40,576
Total liabilities and equity	$71,157	$34,514	$43,550	$46,314	$26,536	$116,361	$(225,415)	$113,017

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$8,835	$—	$8,835
Management fee revenue	191	60	107	107	—	—	(465)	—
	191	60	107	107	—	8,835	(465)	8,835
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	3,565	—	3,565
Selling, general and administrative	78	60	107	107	14	1,925	(465)	1,826
Depreciation	7	—	—	—	—	1,373	—	1,380
Amortization	—	—	—	—	—	253	—	253
	85	60	107	107	14	7,116	(465)	7,024
Operating income (loss)	106	—	—	—	(14)	1,719	—	1,811
Other Income (Expense):
Interest expense	(319)	(58)	(110)	(50)	(2)	(31)	—	(570)
Investment income (loss), net	(7)	—	—	—	9	11	—	13
Equity in net income (losses) of affiliates, net	915	367	712	744	351	(36)	(3,067)	(14)
Other income (expense)	—	—	—	—	—	(1)	—	(1)
	589	309	602	694	358	(57)	(3,067)	(572)
Income (loss) before income taxes	695	309	602	694	344	1,662	(3,067)	1,239
Income tax (expense) benefit	77	20	39	18	2	(617)	—	(461)
Net income (loss) from consolidated operations	772	329	641	712	346	1,045	(3,067)	778
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	6	—	6
Net income (loss) attributable to Comcast Corporation	$772	$329	$641	$712	$346	$1,039	$(3,067)	$772

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$8,389	$—	$8,389
Management fee revenue	168	53	99	99	—	—	(419)	—
	168	53	99	99	—	8,389	(419)	8,389
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	3,361	—	3,361
Selling, general and administrative	84	53	99	99	4	1,934	(419)	1,854
Depreciation	5	—	—	—	—	1,385	—	1,390
Amortization	—	—	—	—	—	229	—	229
	89	53	99	99	4	6,909	(419)	6,834
Operating income (loss)	79	—	—	—	(4)	1,480	—	1,555
Other Income (Expense):
Interest expense	(323)	(82)	(80)	(56)	(43)	(37)	—	(621)
Investment income (loss), net	(7)	—	—	—	21	65	—	79
Equity in net income (losses) of affiliates, net	895	407	659	696	394	(77)	(3,009)	(35)
Other income (expense)	—	—	—	—	—	268	—	268
	565	325	579	640	372	219	(3,009)	(309)
Income (loss) before income taxes	644	325	579	640	368	1,699	(3,009)	1,246
Income tax (expense) benefit	88	27	28	19	9	(679)	—	(508)
Net income (loss) from consolidated operations	732	352	607	659	377	1,020	(3,009)	738
Less: Net income (loss) attributable to noncontrolling interests	—	—	—	—	—	6	—	6
Net income (loss) attributable to Comcast Corporation	$732	$352	$607	$659	$377	$1,014	$(3,009)	$732

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(154)	$(39)	$(65)	$(87)	$(24)	$2,881	$—	$2,512
Financing Activities:
Proceeds from borrowings	—	—	—	—	—	20	—	20
Repurchases and repayments of debt	(30)	—	(55)	—	(257)	(10)	—	(352)
Repurchases of common stock	—	—	—	—	—	—	—	—
Dividends paid	(180)	—	—	—	—	—	—	(180)
Issuances of common stock	—	—	—	—	—	—	—	—
Other	—	—	—	—	—	—	—	—
Net cash provided by (used in) financing activities	(210)	—	(55)	—	(257)	10	—	(512)
Investing Activities:
Net transactions with affiliates	383	39	120	87	281	(910)	—	—
Capital expenditures	(19)	—	—	—	—	(1,141)	—	(1,160)
Cash paid for intangible assets	—	—	—	—	—	(133)	—	(133)
Acquisitions, net of cash acquired	—	—	—	—	—	(7)	—	(7)
Proceeds from sales of investments	—	—	—	—	—	7	—	7
Purchases of investments	—	—	—	—	—	(47)	—	(47)
Other	—	—	—	—	—	24	—	24
Net cash provided by (used in) investing activities	364	39	120	87	281	(2,207)	—	(1,316)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	684	—	684
Cash and cash equivalents, beginning of period	—	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$1,879	$—	$1,879

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(202)	$(116)	$(73)	$(99)	$(12)	$2,761	$—	$2,259
Financing Activities:
Proceeds from borrowings	189	—	—	—	—	3	—	192
Repurchases and repayments of debt	—	(150)	—	—	(55)	(13)	—	(218)
Repurchases of common stock	(1,000)	—	—	—	—	—	—	(1,000)
Issuances of common stock	10	—	—	—	—	—	—	10
Other	10	—	—	—	(19)	(19)	—	(28)
Net cash provided by (used in) financing activities	(791)	(150)	—	—	(74)	(29)	—	(1,044)
Investing Activities:
Net transactions with affiliates	1,062	266	73	99	86	(1,586)	—	—
Capital expenditures	(69)	—	—	—	—	(1,362)	—	(1,431)
Cash paid for intangible assets	—	—	—	—	—	(126)	—	(126)
Acquisitions, net of cash acquired	—	—	—	—	—	(29)	—	(29)
Proceeds from sales of investments	—	—	—	—	—	49	—	49
Purchases of investments	—	—	—	—	—	(26)	—	(26)
Other	—	—	—	—	—	20	—	20
Net cash provided by (used in) investing activities	993	266	73	99	86	(3,060)	—	(1,543)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	(328)	—	(328)
Cash and cash equivalents, beginning of period	—	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$635	$—	$635

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the nation’s leading provider of cable services, offering a variety of entertainment, information and communications services to residential and commercial customers. As of March 31, 2009, our cable systems served approximately 24.1 million video customers, 15.3 million high-speed Internet customers and 6.8 million phone customers and passed over 50.7 million homes in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our revenue. Our Cable segment generates revenue primarily through subscriptions to our video, high-speed Internet and phone services (“cable services”). Other Cable segment revenue sources include advertising and the operation of our regional sports networks. Our other reportable segment, Programming, consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from the sale of advertising, from monthly per subscriber license fees paid by multichannel video providers and from licensing our programming internationally.

Highlights and business developments for the three months ended March 31, 2009 include the following:

•	an increase in consolidated revenue of 5.3% to approximately $8.8 billion and an increase in consolidated operating income of 16.5% to approximately $1.8 billion compared to the same period in 2008

•

an increase in Cable segment revenue of 5.5% to approximately $8.3 billion and an increase in operating income before depreciation and amortization of 8.4% to approximately $3.4 billion compared to the same period in 2008

•

the addition of approximately 288,000 digital video customers, approximately 329,000 high-speed Internet customers, approximately 298,000 digital phone customers and a decrease of approximately 78,000 video customers during the three months ended March 31, 2009

•	a reduction in Cable segment capital expenditures of 16.6% to approximately $1.1 billion compared to the same period in 2008

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2009	2008
Revenue	$8,835	$8,389	5.3%
Costs and Expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)	5,391	5,215	3.4
Depreciation	1,380	1,390	(0.7)
Amortization	253	229	10.2
Operating income	1,811	1,555	16.5
Other income (expense) items, net	(572)	(309)	85.1
Income before income taxes	1,239	1,246	(0.6)
Income tax expense	(461)	(508)	(9.3)
Net income from consolidated operations	778	738	5.4
Less: Net income (loss) attributable to noncontrolling interests	6	6	—
Net income attributable to Comcast Corporation	$772	$732	5.5%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable segment accounted for substantially all of the increase in consolidated revenue for the three months ended March 31, 2009 compared to the same period in 2008. The remaining increase related to our other business activities, primarily from growth in our Comcast Interactive Media business and from Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable segment accounted for substantially all of the increase in consolidated operating, selling, general and administrative expenses for the three months ended March 31, 2009 compared to the same period in 2008. The remaining increase related to our other business activities, primarily from growth in our Comcast Interactive Media business and from Comcast Spectacor. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

Depreciation expense for the three months ended March 31, 2009 compared to the same period in 2008 remained relatively stable primarily due to a decrease in the rate of capital expenditures.

The increase in amortization expense for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to an increase in software intangibles.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 10 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video(a)	$4,929	$4,778	$151	3.2%
High-speed Internet	1,909	1,750	159	9.1
Phone	777	587	190	32.2
Advertising(a)	262	346	(84)	(24.5)
Other(a)	238	231	7	3.9
Franchise fees	234	224	10	4.5
Revenue	8,349	7,916	433	5.5
Operating expenses(a)	3,345	3,163	182	5.7
Selling, general and administrative expenses(a)	1,598	1,611	(13)	(0.8)
Operating income before depreciation and amortization	$3,406	$3,142	$264	8.4%
(a)	Reclassifications have been made to 2008 amounts to conform to classifications used in 2009.

Cable Segment Revenue

Video

Our video revenue increased during the three months ended March 31, 2009 compared to the same period in 2008 primarily due to rate adjustments and customer upgrades to digital and advanced services, offset by a decline in video customers. During the three months ended March 31, 2009, we added approximately 288,000 digital video customers. As of March 31, 2009, approximately 72% of our 24.1 million video customers subscribed to at least one of our digital video services. During the three months ended March 31, 2009, the number of video customers decreased by approximately 78,000 primarily due to increased competition in our service areas, as well as the weakness in the economy. Our average monthly video revenue per video customer increased to approximately $68 at March 31, 2009 from approximately $64 at March 31, 2008. Continued competition and weak economic conditions are expected to result in further declines in the number of video customers.

High-Speed Internet

The increase in high-speed Internet revenue for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to an increase in the number of customers. During the three months ended March 31, 2009, we added approximately 329,000 high-speed Internet customers. Average monthly revenue per high-speed Internet customer has remained relatively stable. The rate of customer and revenue growth has slowed due to the market maturing, increased competition and weak economic conditions.

Phone

Our phone revenue increased for the three months ended March 31, 2009 compared to the same period in 2008 due to an increase in the number of phone customers. During the three months ended March 31, 2009, we added approximately 298,000 digital phone customers. Average monthly revenue per phone customer has remained relatively stable due to customers receiving service as part of a promotional offer or in a bundled service offering. The rate of customer and revenue growth has slowed due to increased competition and weak economic conditions.

Advertising

Advertising revenue decreased for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a decline in political advertising and a decline in the overall television advertising market, including the automotive and housing sectors.

Other

We also generate revenue from our regional sports networks, our digital media center, on-screen guide advertising, commissions from electronic retailing networks and fees for other services.

Franchise Fees

The increase in franchise fees collected from our cable customers for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the increase in the revenue on which the fees apply.

Cable Segment Operating Expenses

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video programming	$1,775	$1,619	$156	9.6%
Technical labor costs	573	523	50	9.6
High-speed Internet	120	138	(18)	(13.0)
Phone	169	200	(31)	(15.5)
Other	708	683	25	3.7
Total operating expenses	$3,345	$3,163	$182	5.7%

Video programming expenses increased primarily due to rate increases, additional digital customers and additions to the number of programming options we offer. Technical labor increased primarily due to growth in the number of customers, including the activity associated with the transition by broadcasters from analog to digital transmission, and the transition of more of our programming to digital transmission. High-speed Internet expenses and phone expenses include certain direct costs identified by us for providing these services, but do not fully reflect the amounts for operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these captions. High-speed Internet and phone expenses decreased primarily due to lower support service costs that were the result of operating efficiencies and our entering into new contracts with lower cost providers and renegotiating existing contracts. Other expenses increased primarily due to the continued expansion of our cable services to small and medium-sized businesses.

Cable Segment Selling, General and Administrative Expenses

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2009	2008	$	%
Customer service	$478	$442	$36	8.1%
Marketing	369	399	(30)	(7.5)
Administrative and other	751	770	(19)	(2.5)
Total selling, general and administrative expenses	$1,598	$1,611	$(13)	(0.8)%

Customer service expenses increased primarily due to the growth in activity associated with the transition by broadcasters from analog to digital transmission and the transition of more of our programming to digital transmission. Marketing expenses decreased primarily due to the timing of our marketing campaigns and lower costs for media advertising. Administrative and other expenses declined slightly primarily due to the impact of the divisional reorganization and other cost reduction programs implemented in 2008.

Programming Segment Operating Results

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2009	2008	$	%
Revenue	$361	$363	$(2)	(0.8)%
Operating, selling, general and administrative expenses	249	250	(1)	(0.4)
Operating income before depreciation and amortization	$112	$113	$(1)	(1.5)%

Programming Segment Revenue

Programming segment revenue decreased slightly for the three months ended March 31, 2009 compared to the same period in 2008 primarily due to a decline in advertising revenue. For the three months ended March 31, 2009 and 2008, advertising accounted for approximately 40% and 43%, respectively, of total Programming revenue. For both the three months ended March 31, 2009 and 2008, approximately 13% of our Programming segment revenue was generated by our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented in the table above.

Consolidated Other Income (Expense) Items

	Three Months Ended March 31
(in millions)	2009	2008
Interest expense	$(570)	$(621)
Investment income (loss), net	13	79
Equity in net income (losses) of affiliates, net	(14)	(35)
Other income (expense)	(1)	268
Total	$(572)	$(309)

Interest Expense

The decrease in interest expense for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the effects of our debt repurchases, as well as to the effects of decreases in interest rates on our variable rate debt and on debt subject to variable interest rate swap agreements.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2009 and 2008 are presented in a table in Note 4 to our condensed consolidated financial statements.

Other Income (Expense)

For the three months ended March 31, 2008, other income included a gain of approximately $235 million on the sale of our 50% interest in the Insight asset pool in connection with the Insight transaction.

Income Tax Expense

Income tax expense for the three months ended March 31, 2009 and 2008 reflects income tax rates that differ from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Income tax expense for the three months ended March 31, 2009 was reduced by approximately $48 million related to accrued interest associated with the settlement of an uncertain tax position. We expect our 2009 annual effective tax rate to be in the range of 40% to 45%.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities; through existing cash, cash equivalents and investments; through available borrowings under our existing credit facilities; and through our ability to obtain future external financing. We anticipate that we will continue to use a substantial portion of our cash flows to fund our capital expenditures, to invest in business opportunities, to meet our debt repayment obligations and to return capital to shareholders.

Operating Activities

Details of net cash provided by operating activities are presented in the table below.

	Three Months Ended March 31
(in millions)	2009	2008
Operating income	$1,811	$1,555
Depreciation and amortization	1,633	1,619
Operating income before depreciation and amortization	3,444	3,174
Noncash share-based compensation and contribution expense	54	62
Changes in operating assets and liabilities	(188)	(279)
Cash basis operating income	3,310	2,957
Payments of interest	(664)	(708)
Payments of income taxes	(161)	(20)
Proceeds from interest and dividends received	27	31
Excess tax benefit under SFAS No. 123R presented in financing activities	—	(1)
Net cash provided by operating activities	$2,512	$2,259

The decrease in interest payments for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to the effects of decreases in interest rates on debt subject to variable interest rate swap agreements and to the maturity in 2008 of certain of our higher rate debt. The increase in income tax payments for the three months ended March 31, 2009 compared to the same period in 2008 was primarily due to a $140 million tax payment made in 2009 that related to 2008. We did not make any comparable payments during the three months ended March 31, 2008.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2009 consisted primarily of debt repurchases and repayments of $352 million and dividend payments of $180 million. These cash outflows were partially offset by cash proceeds from borrowings of $20 million.

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of March 31, 2009, amounts available under our facilities totaled approximately $5.5 billion.

Share Repurchases and Dividends

As of March 31, 2009, we had approximately $4.1 billion of availability remaining under our share repurchase authorization. Although we did not repurchase any shares under our Board-authorized share repurchase program during the three months ended March 31, 2009, we may repurchase stock from time to time subject to market conditions.

In February 2009, our Board of Directors approved a quarterly dividend of $0.0675 per share as part of our planned annual dividend of $0.27 per share.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2009 consisted primarily of cash paid for capital expenditures of $1.2 billion and cash paid for intangible assets of $133 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes are critical in the preparation of our consolidated financial statements.

For a full discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2008 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2008 Annual Report on Form 10-K and believe there have been no significant changes to this information.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions Regarding Disclosure Controls and Procedures

Our principal executive officer and our principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 9 to our consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2008 Annual Report on Form 10-K.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*

Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective February 10, 2009 (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 3, 2009).

10.2*

Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective March 20, 2009 (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 3, 2009).

10.3*

Comcast Corporation 2003 Stock Option Plan, as amended and restated effective March 20, 2009 (incorporated by reference to Appendix C to our Definitive Proxy Statement on Schedule 14A filed on April 3, 2009).

10.4*	Form of Restricted Stock Award under the Comcast Corporation 2002 Restricted Stock Plan.
10.5*	Employment Agreement between Comcast Corporation and Arthur R. Block dated January 1, 2006.
10.6*	Amendment No. 1 to Employment Agreement between Comcast Corporation and Arthur R. Block dated January 25, 2006.
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: April 30, 2009