Form 10-Q
period 2009-06-30
COMCAST CORP
filed 2009-08-06
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2009

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

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such period that the registrant was required to submit and post such files).

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

Yes ☐ No ☒

As of June 30, 2009, there were 2,061,081,040 shares of our Class A common stock, 799,269,146 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2009. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$3,989	$1,195
Investments	62	59
Accounts receivable, less allowance for doubtful accounts of $192 and $190	1,677	1,626
Other current assets	809	836
Total current assets	6,537	3,716
Investments	5,190	4,783
Property and equipment, net of accumulated depreciation of $25,544 and $23,235	23,715	24,444
Franchise rights	59,446	59,449
Goodwill	14,928	14,889
Other intangible assets, net of accumulated amortization of $8,299 and $8,160	4,297	4,558
Other noncurrent assets, net	1,124	1,178
Total assets	$115,237	$113,017

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,070	$3,393
Accrued expenses and other current liabilities	3,320	3,268
Current portion of long-term debt	4,167	2,278
Total current liabilities	10,557	8,939
Long-term debt, less current portion	28,870	30,178
Deferred income taxes	27,394	26,982
Other noncurrent liabilities	6,435	6,171
Commitments and Contingencies (Note 10)
Redeemable noncontrolling interests	167	171
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,426,541,790 and 2,426,443,484; outstanding, 2,061,081,040 and 2,060,982,734	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 870,203,910 and 881,145,954; outstanding 799,269,146 and 810,211,190	9	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,561	40,620
Retained earnings	8,736	7,427
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(80)	(113)
Total Comcast Corporation stockholders’ equity	41,733	40,450
Noncontrolling interests	81	126
Total equity	41,814	40,576
Total liabilities and equity	$115,237	$113,017

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2009	2008	2009	2008
Revenue	$8,938	$8,553	$17,773	$16,942
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,545	3,334	7,110	6,695
Selling, general and administrative	1,858	1,868	3,684	3,722
Depreciation	1,406	1,371	2,786	2,761
Amortization	254	230	507	459
	7,063	6,803	14,087	13,637
Operating income	1,875	1,750	3,686	3,305
Other Income (Expense):
Interest expense	(551)	(618)	(1,121)	(1,239)
Investment income (loss), net	57	(70)	70	9
Equity in net income (losses) of affiliates, net	(13)	(4)	(27)	(39)
Other income (expense)	12	16	11	284
	(495)	(676)	(1,067)	(985)
Income before income taxes	1,380	1,074	2,619	2,320
Income tax expense	(424)	(455)	(885)	(963)
Net income from consolidated operations	956	619	1,734	1,357
Net (income) loss attributable to noncontrolling interests	11	13	5	7

Net income attributable to Comcast Corporation	$967	$632	$1,739	$1,364

Basic earnings per common share attributable to Comcast Corporation stockholders	$0.33	$0.21	$0.60	$0.46
Diluted earnings per common share attributable to Comcast Corporation stockholders	$0.33	$0.21	$0.60	$0.46
Dividends declared per common share attributable to Comcast Corporation stockholders	$0.07	$0.06	$0.14	$0.13

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2009	2008
Net cash provided by operating activities	$5,113	$4,928
Financing Activities
Proceeds from borrowings	2,522	2,009
Repurchases and repayments of debt	(1,767)	(831)
Repurchases of common stock	(108)	(1,979)
Dividends paid	(375)	(185)
Issuances of common stock	1	42
Other	(22)	(135)
Net cash provided by (used in) financing activities	251	(1,079)
Investing Activities
Capital expenditures	(2,281)	(2,731)
Cash paid for intangible assets	(241)	(245)
Acquisitions, net of cash acquired	(27)	(331)
Proceeds from sales of investments	16	320
Purchases of investments	(67)	(41)
Other	30	(17)
Net cash provided by (used in) investing activities	(2,570)	(3,045)
Increase (decrease) in cash and cash equivalents	2,794	804
Cash and cash equivalents, beginning of period	1,195	963
Cash and cash equivalents, end of period	$3,989	$1,767

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

		Comcast Corporation Stockholders’ Equity
		Common Stock
(in millions)	Redeemable Noncontrolling Interests	A	A Special	B	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$101	$24	$10	$—	$41,688	$7,191	$(7,517)	$(56)	$149	$41,489
Cumulative effect related to change in accounting principle on January 1, 2008						(132)				(132)
Stock compensation plans					148	(47)				101
Repurchase and retirement of common stock			(1)		(1,123)	(877)				(2,001)
Employee stock purchase plan					35					35
Share exchange					165	(165)				—
Dividends declared						(367)				(367)
Other comprehensive income (loss)								(3)		(3)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	111
Contributions from and (distributions to) noncontrolling interests	(2)								(4)	(4)
Net income (loss)	(11)					1,364			4	1,368
Balance, June 30, 2008	$199	$24	$9	$–	$40,913	$6,967	$(7,517)	$(59)	$149	$40,486
Balance, December 31, 2008	$171	$24	$9	$–	$40,620	$7,427	$(7,517)	$(113)	$126	$40,576
Stock compensation plans					51	1				52
Repurchase and retirement of common stock					(173)	(42)				(215)
Employee stock purchase plan					33					33
Dividends declared						(389)				(389)
Other comprehensive income (loss)								33		33
Purchases of subsidiary shares from noncontrolling interests					30				(35)	(5)
Contributions from and (distributions to) noncontrolling interests	3								(12)	(12)
Net income (loss)	(7)					1,739			2	1,741
Balance, June 30, 2009	$167	$24	$9	$–	$40,561	$8,736	$(7,517)	$(80)	$81	$41,814

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Net income from consolidated operations	$956	$619	$1,734	$1,357
Holding gains (losses) during the period, net of deferred taxes of $(2), $3, $(1) and $6	5	(5)	4	(10)
Reclassification adjustments for losses (gains) included in net income attributable to Comcast Corporation, net of deferred taxes of $(2), $(1), $(14) and $(3)	3	2	25	6
Employee benefit obligations, net of deferred taxes	—	—	—	(1)
Cumulative translation adjustments	5	1	4	2
Comprehensive income	969	617	1,767	1,354
Net (income) loss attributable to noncontrolling interests	11	13	5	7
Comprehensive income attributable to Comcast Corporation	$980	$630	$1,772	$1,361

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our results of operations and financial condition for the periods shown, including normal, recurring accruals and other items. We also evaluate events or transactions that occur after the balance sheet date but before the financial statements are issued (“subsequent events”) to determine if financial statement recognition or additional disclosure is required. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

Note 2: Recent Accounting Pronouncements

Noncontrolling Interests in Consolidated Financial Statements

In November 2007, the Financial Accounting Standards Board (“FASB”) issued a new accounting standard that provides guidance on the accounting and reporting requirements for noncontrolling interests in consolidated financial statements. The guidance requires noncontrolling interests (previously referred to as minority interests) that are not redeemable to be separately reported in the equity section of an entity’s consolidated balance sheet. Redeemable noncontrolling interests continue to be presented outside of equity. The guidance establishes accounting and reporting standards for (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, it establishes disclosure requirements, including new financial statement captions that clearly distinguish between controlling and noncontrolling interests. These include a separate presentation of net income attributable to controlling and noncontrolling interests with the combined amounts labeled as “Net income from consolidated operations” in our statement of operations. Under the guidance, “Net income from consolidated operations” is comparable to what was previously presented as “Income from continuing operations before minority interest” and “Net income attributable to Comcast Corporation” is comparable to what was previously presented as “Net income.” We adopted the standard on January 1, 2009, at which time we applied the new presentation and disclosure requirements.

The new accounting standard requires the retrospective application of the new financial statement captions. The tables below reflect the revised presentations for our balance sheets as of December 31, 2008 and 2007 and consolidated statements of operations for the years ended December 31, 2008, 2007 and 2006.

Revised Balance Sheet Captions

December 31 (in millions)	2008	2007
Redeemable noncontrolling interests	$171	$101
Noncontrolling interests (in equity)	$126	$149

Revised Statement of Operations Captions

Year Ended December 31 (in millions, except per share data)	2008	2007	2006
Net income from consolidated operations	$2,525	$2,549	$2,545
Net (income) loss attributable to noncontrolling interests	22	38	(12)
Net income attributable to Comcast Corporation	$2,547	$2,587	$2,533

Basic earnings per common share attributable to Comcast Corporation stockholders	$0.87	$0.84	$0.80
Diluted earnings per common share attributable to Comcast Corporation stockholders	$0.86	$0.83	$0.79

See Note 7 for further details on our noncontrolling interests.

Consolidation of Variable Interest Entities

In June 2009, the FASB amended the accounting guidance related to the consolidation of variable interest entities. The amended guidance (i) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (ii) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and replaces it with a qualitative approach and (iii) requires additional disclosure about an enterprise’s involvement in variable interest entities. The new standard will be effective for us as of January 1, 2010. We are currently assessing the impact this standard will have on our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”). The standard requires disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard is effective for us as of June 30, 2009. Accordingly, we have evaluated subsequent events through the issuance of these financial statements on August 6, 2009. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

Diluted EPS for the three and six months ended June 30, 2009 excluded approximately 204 million and 196 million, respectively, of potential common shares related to our share-based compensation plans, because their inclusion would have had an antidilutive effect. For the three and six months ended June 30, 2008, Diluted EPS excluded approximately 146 million and 165 million potential common shares, respectively.

Computation of Diluted EPS

	Three Months Ended June 30
	2009			2008
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation stockholders	$967	2,887	$0.33	$632	2,957	$0.21
Effect of dilutive securities:
Assumed exercise or issuance of shares related to stock plans		4			13
Diluted EPS attributable to Comcast Corporation stockholders	$967	2,891	$0.33	$632	2,970	$0.21

	Six Months Ended June 30
	2009			2008
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation stockholders	$1,739	2,886	$0.60	$1,364	2,983	$0.46
Effect of dilutive securities:
Assumed exercise or issuance of shares related to stock plans		7			12
Diluted EPS attributable to Comcast Corporation stockholders	$1,739	2,893	$0.60	$1,364	2,995	$0.46

Note 4: Investments

(in millions)	June 30, 2009	December 31, 2008
Fair value method	$1,328	$943
Equity method, primarily SpectrumCo and Clearwire	2,205	2,177
Cost method, primarily AirTouch redeemable preferred shares	1,719	1,722
Total investments	5,252	4,842
Less: Current investments	62	59
Noncurrent investments	$5,190	$4,783

As of June 30, 2009 and December 31, 2008, the estimated fair value of the AirTouch preferred stock was $1.469 billion and $1.357 billion, respectively.

Components of Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Gains on sales and exchanges of investments, net	$1	$2	$4	$13
Investment impairment losses	(3)	—	(19)	(2)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	342	(26)	380	(290)
Mark to market adjustments on derivative component of prepaid forward sale agreements	(311)	(21)	(340)	273
Mark to market adjustments on derivative component of ZONES	(5)	(43)	4	(22)
Interest and dividend income	27	36	54	73
Other	6	(18)	(13)	(36)
Investment income (loss), net	$57	$(70)	$70	$9

Note 5: Long-Term Debt

Borrowings

In June 2009, we issued $700 million principal amount of 5.70% notes due 2019 and $800 million principal amount of 6.55% notes due 2039. In June 2009, we issued $1.0 billion face amount of commercial paper. The net proceeds of these issuances, together with cash on hand, will be used for the purchase of notes included in the cash tender offer, as described below, the repayment of outstanding borrowings under our revolving credit facility, the repayment of debt at its maturity, and for working capital and general corporate purposes.

Redemptions and Repayments

In June 2009, we repaid $600 million of the amount outstanding under our revolving credit facility due 2013 and repaid at the maturity $750 million principal amount of our 6.875% notes due 2009.

In June 2009, we initiated a cash tender offer to purchase up to $1.3 billion aggregate principal amount of certain of our outstanding notes. As of June 30, 2009, approximately $1.7 billion aggregate principal amount of these notes was tendered to us. We accepted tenders for approximately $1.3 billion principal amount of these notes consisting of approximately $621 million principal amount of our 8.375% notes due 2013, $367 million principal amount of our 7.125% notes due 2013 and $312 million principal amount of our 7.875% senior debentures due 2013. The tender offer settled in July 2009. As of June 30, 2009, $1.3 billion was reclassified from long-term debt to current portion of long-term debt in our condensed consolidated balance sheet.

Note 6: Derivative Financial Instruments and Fair Value Measurements

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates and equity prices. Our objective is to manage the financial and operational exposures arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. Our risk management control system is used to assist us in monitoring the hedging program, derivative positions and hedging strategies. Hedges that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated, as well as throughout the hedging period. We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with a derivatives policy authorized by our Board of Directors.

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

We periodically examine the instruments we use to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, to reduce our risks related to changes in interest rates or equity prices and, through market value and sensitivity analysis, to maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above conditions, and for those derivative instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings.

As of June 30, 2009, our derivatives designated as hedges include (i) the derivative component of our prepaid forward sale agreements, which are recorded to other noncurrent liabilities, and (ii) our interest rate swap agreements, which are recorded to other noncurrent assets or liabilities. Changes in the fair value of the derivative component of our prepaid forward sale agreements are recorded to investment income (loss). Changes in the fair value of the interest rate swap agreements are recorded to interest expense. These amounts are completely offset by changes in the fair value of the related debt because the swaps are deemed to be 100% effective. The difference between variable and fixed rates to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt.

As of June 30, 2009, our derivatives not designated as hedges include the derivative component of our ZONES debt, which are recorded to long-term debt.

As of June 30, 2009, our debt had an estimated fair value of $34.160 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Recurring Fair Value Measures

	Fair Value as of June 30, 2009				December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$1,312	$—	$—	$1,312	$932
Available-for-sale securities	14	—	—	14	10
Equity warrants	—	—	1	1	1
Interest rate swap agreements	—	146	—	146	291
	$1,326	$146	$1	$1,473	$1,234

Liabilities
Derivative component of ZONES	$—	$19	$—	$19	$23
Derivative component of prepaid forward sale agreements	—	(126)	—	(126)	(466)
Interest rate swap agreements	—	7	—	7	1
	$—	$(100)	$—	$(100)	$(442)

Amount of Gain (Loss) Recognized in Income on Derivative Instruments

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Designated Fair Value Hedging Relationships
Interest Income (Expense):
Interest rate swap agreements (fixed-to-variable)	$(113)	$(151)
Long-term debt—interest rate swap agreements (fixed-to-variable)	113	151
Investment Income (Expense):
Mark to market adjustments on derivative component of prepaid forward sale agreements	(311)	(340)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	342	380
Gain (Loss) on Fair Value Hedging Relationships	31	40

Nondesignated
Investment Income (Expense):
Mark to market adjustments on derivative component of ZONES	(5)	4
Total Gain (Loss)	$26	$44

The difference between variable and fixed rates received under the terms of our interest rate swap agreements reduced interest expense by approximately $25 million and $48 million during the three and six months ended June 30, 2009, respectively.

Note 7: Noncontrolling Interests

Certain of our subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features that are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If securities were to be redeemed under these agreements, we would generally be required to purchase the security at fair value on the date of redemption. In accordance with the accounting guidance for the classification and measurement of redeemable securities, these securities are presented on the balance sheet outside of equity under the caption “Redeemable noncontrolling interests.” Noncontrolling interests that do not contain such redemption features are presented in equity.

During the six months ended June 30, 2009, we purchased all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $35 million, for approximately $5 million and rights to existing intellectual property. The difference between the amount paid and the carrying value of the noncontrolling interest resulted in an increase of approximately $30 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

(in millions)	Six Months Ended June 30, 2009
Net income attributable to Comcast Corporation	$1,739
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	30
Change from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$1,769

Note 8: Equity

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Stock options	$28	$24	$47	$44
Restricted share units	27	23	40	43
Employee stock purchase plan	2	3	7	8
Total	$57	$50	$94	$95

As of June 30, 2009, there was $368 million and $340 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $10 million and $27 million for the three and six months ended June 30, 2009, respectively. For the three and six months ended June 30, 2008, the employee cost was approximately $11 million and $28 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The table below presents our accumulated other comprehensive income (loss), net of deferred taxes.

	Six Months Ended June 30
(in millions)	2009	2008
Unrealized gains (losses) on marketable securities	$27	$18
Deferred gains (losses) on cash flow hedges	(76)	(105)
Unrealized gains (losses) on employee benefit obligations	(31)	23
Cumulative translation adjustments	—	5
Accumulated other comprehensive income (loss)	$(80)	$(59)

Deferred losses on cash flow hedges in the table above relate primarily to previous interest rate lock agreements. As of June 30, 2009, we expect $30 million of unrealized losses, $19 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months. These amounts include $14 million of deferred losses, $9 million net of deferred taxes, on cash flow hedges for which the related debt was extinguished in July 2009 in connection with the closing of the cash tender offer.

Note 9: Statement of Cash Flows—Supplemental Information

The table below presents our adjustments to reconcile net income from consolidated operations to net cash provided by operating activities.

	Six Months Ended June 30
(in millions)	2009	2008
Net income from consolidated operations	$1,734	$1,357
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	2,786	2,761
Amortization	507	459
Share-based compensation	121	123
Noncash interest expense (income), net	81	132
Equity in net (income) losses of affiliates, net	27	39
(Gains) losses on investments and noncash other (income) expense, net	(23)	(234)
Deferred income taxes	394	403
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(49)	(7)
Change in accounts payable and accrued expenses related to trade creditors	(112)	(69)
Change in other operating assets and liabilities	(353)	(36)
Net cash provided by operating activities	$5,113	$4,928

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Interest	$399	$408	$1,063	$1,116
Income taxes	$585	$335	$746	$355

Noncash Financing and Investing Activities

During the six months ended June 30, 2009, we:

•	recorded a liability of approximately $194 million for a quarterly cash dividend of $0.0675 per common share paid in July 2009, which is a noncash financing activity

•	recorded a liability of approximately $107 million for share repurchases that settled in July 2009, which is a noncash financing activity

•	acquired approximately $342 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

Note 10: Commitments and Contingencies

Commitments

One of our subsidiaries supports debt compliance with respect to obligations of a cable system in which we hold an ownership interest. The obligation expires March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligation under this commitment. The total notional amount of our commitment was $410 million as of June 30, 2009, at which time there were no quoted market prices for similar agreements.

Contingencies

Antitrust Cases

We are defendants in two purported class actions originally filed in December 2003 in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania. The potential class in the Massachusetts case, which has been transferred to the Eastern District of Pennsylvania, is our subscriber base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our subscriber base in the “Philadelphia and Chicago Clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain subscriber exchange transactions with other cable providers resulted in unlawful horizontal market restraints in those areas and seek damages under antitrust statutes, including treble damages.

Classes of Philadelphia Cluster and Chicago Cluster subscribers were certified in May 2007 and October 2007, respectively. In March 2009, as a result of a Third Circuit Court of Appeal decision clarifying the standards for class certification, the order certifying the Philadelphia Cluster class was vacated without prejudice to the plaintiffs filing a new motion. A hearing on the plaintiffs’ new motion, which was filed in April 2009, is scheduled for October 2009. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. In July 2009, the Central District issued a tentative ruling dismissing the plaintiffs’ complaint with prejudice. A final ruling is expected in the next several weeks. If the Central District issues a final ruling dismissing the plaintiffs’ complaint with prejudice, the plaintiffs may appeal to the Ninth Circuit Court of Appeals.

ERISA Litigation

We and several of our current officers have been named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania in February 2008. The alleged class comprises participants in our retirement investment (401(k)) plan that invested in the plan’s company stock account. The plaintiff asserts that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in managing the plan by allowing participants to continue to invest in the company stock account during a time in 2007 when we allegedly knew (but had not disclosed) that we would not meet our forecasted results. The plaintiff seeks unspecified damages. In June 2009, the plaintiff filed a motion to have the case certified as a class action and we filed a response opposing that motion.

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

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
Three months ended June 30, 2009
Revenue(g)	$8,476	$384	$153	$(75)	$8,938
Operating income (loss) before depreciation and amortization(h)	3,501	113	(80)	1	3,535
Depreciation and amortization	1,594	48	26	(8)	1,660
Operating income (loss)	1,907	65	(106)	9	1,875
Capital expenditures	1,108	6	7	—	1,121

Three months ended June 30, 2008
Revenue(g)	$8,100	$366	$142	$(55)	$8,553
Operating income (loss) before depreciation and amortization(h)	3,362	89	(98)	(2)	3,351
Depreciation and amortization	1,537	45	27	(8)	1,601
Operating income (loss)	1,825	44	(125)	6	1,750
Capital expenditures	1,254	6	40	—	1,300

Six months ended June 30, 2009
Revenue(g)	$16,825	$745	$361	$(158)	$17,773
Operating income (loss) before depreciation and amortization(h)	6,907	225	(151)	(2)	6,979
Depreciation and amortization	3,156	97	56	(16)	3,293
Operating income (loss)	3,751	128	(207)	14	3,686
Capital expenditures	2,238	14	29	—	2,281

Six months ended June 30, 2008
Revenue(g)	$16,016	$729	$325	$(128)	$16,942
Operating income (loss) before depreciation and amortization(h)	6,504	202	(180)	(1)	6,525
Depreciation and amortization	3,085	99	51	(15)	3,220
Operating income (loss)	3,419	103	(231)	14	3,305
Capital expenditures	2,609	10	112	—	2,731

(a)	For the three and six months ended June 30, 2009 and 2008, Cable segment revenue was derived from the following services:

	Three Months Ended June 30		Six Months Ended June 30
	2009	2008	2009	2008
Video	57.6%	59.3%	58.3%	59.8%
High-speed Internet	22.8	22.1	22.8	22.1
Phone	9.5	7.9	9.4	7.7
Advertising	3.8	5.0	3.5	4.7
Franchise fees	2.8	2.8	2.8	2.8
Other	3.5	2.9	3.2	2.9
Total	100%	100%	100%	100%

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

Comcast Corporation unconditionally guarantees the $211 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and the $202 million principal amount currently outstanding of Comcast Holdings’ 10 5/8% senior subordinated debentures due 2012. Comcast Corporation does not guarantee the $71 million principal amount outstanding of Comcast Holdings’ ZONES due November 2029. We have included Comcast Holdings’ condensed consolidating financial information for all periods presented. Our condensed consolidating financial information is presented in the tables below.

Comcast Corporation

Condensed Consolidating Balance Sheet

June 30, 2009

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$3,989	$—	$3,989
Investments	—	—	—	—	—	62	—	62
Accounts receivable, net	—	—	—	—	—	1,677	—	1,677
Other current assets	308	3	—	—	—	498	—	809
Total current assets	308	3	—	—	—	6,226	—	6,537
Investments	—	—	—	—	—	5,190	—	5,190
Investments in and amounts due from subsidiaries eliminated upon consolidation	74,946	35,048	44,299	47,066	27,024	5,240	(233,623)	—
Property and equipment, net	312	—	—	—	—	23,403	—	23,715
Franchise rights	—	—	—	—	—	59,446	—	59,446
Goodwill	—	—	—	—	—	14,928	—	14,928
Other intangible assets, net	1	—	—	—	—	4,296	—	4,297
Other noncurrent assets, net	375	5	12	—	9	723	—	1,124
Total assets	$75,942	$35,056	$44,311	$47,066	$27,033	$119,452	$(233,623)	$115,237

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$205	$3	$—	$—	$—	$2,862	$—	$3,070
Accrued expenses and other current liabilities	921	288	72	87	130	1,822	—	3,320
Current portion of long-term debt	2,809	364	625	317	—	52	—	4,167
Total current liabilities	3,935	655	697	404	130	4,736	—	10,557
Long-term debt, less current portion	20,593	2,137	3,180	2,359	328	273	—	28,870
Deferred income taxes	8,067	—	—	—	680	18,647	—	27,394
Other noncurrent liabilities	1,614	—	2	4	171	4,644	—	6,435
Redeemable noncontrolling interests	—	—	—	—	—	167	—	167
Equity:
Common stock	33	—	—	—	—	—	—	33
Other stockholders’ equity	41,700	32,264	40,432	44,299	25,724	90,904	(233,623)	41,700
Total Comcast Corporation stockholders’ equity	41,733	32,264	40,432	44,299	25,724	90,904	(233,623)	41,733
Noncontrolling interests	—	—	—	—	—	81	—	81
Total equity	41,733	32,264	40,432	44,299	25,724	90,985	(233,623)	41,814
Total liabilities and equity	$75,942	$35,056	$44,311	$47,066	$27,033	$119,452	$(233,623)	$115,237

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$—	$1,195	$—	$1,195
Investments	—	—	—	—	—	59	—	59
Accounts receivable, net	—	—	—	—	—	1,626	—	1,626
Other current assets	171	8	—	—	—	657	—	836
Total current assets	171	8	—	—	—	3,537	—	3,716
Investments	—	—	—	—	—	4,783	—	4,783
Investments in and amounts due from subsidiaries eliminated upon consolidation	70,076	34,499	43,536	46,314	26,519	4,471	(225,415)	—
Property and equipment, net	306	—	—	—	—	24,138	—	24,444
Franchise rights	—	—	—	—	—	59,449	—	59,449
Goodwill	—	—	—	—	—	14,889	—	14,889
Other intangible assets, net	1	—	—	—	—	4,557	—	4,558
Other noncurrent assets, net	603	7	14	—	17	537	—	1,178
Total assets	$71,157	$34,514	$43,550	$46,314	$26,536	$116,361	$(225,415)	$113,017

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$196	$—	$—	$—	$—	$3,197	$—	$3,393
Accrued expenses and other current liabilities	810	224	73	87	129	1,945	—	3,268
Current portion of long-term debt	1,242	1,006	—	—	—	30	—	2,278
Total current liabilities	2,248	1,230	73	87	129	5,172	—	8,939
Long-term debt, less current portion	19,839	2,294	4,462	2,691	610	282	—	30,178
Deferred income taxes	7,160	—	—	—	656	19,166	—	26,982
Other noncurrent liabilities	1,460	—	—	—	119	4,592	—	6,171
Redeemable noncontrolling interests	—	—	—	—	—	171	—	171
Equity:
Common stock	33	—	—	—	—	—	—	33
Other stockholders’ equity	40,417	30,990	39,015	43,536	25,022	86,852	(225,415)	40,417
Total Comcast Corporation stockholders’ equity	40,450	30,990	39,015	43,536	25,022	86,852	(225,415)	40,450
Noncontrolling interests	—	—	—	—	—	126	—	126
Total equity	40,450	30,990	39,015	43,536	25,022	86,978	(225,415)	40,576
Total liabilities and equity	$71,157	$34,514	$43,550	$46,314	$26,536	$116,361	$(225,415)	$113,017

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$8,938	$—	$8,938
Management fee revenue	193	61	108	108	—	—	(470)	—
	193	61	108	108	—	8,938	(470)	8,938
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	3,545	—	3,545
Selling, general and administrative	82	61	108	108	14	1,955	(470)	1,858
Depreciation	7	—	—	—	—	1,399	—	1,406
Amortization	—	—	—	—	—	254	—	254
	89	61	108	108	14	7,153	(470)	7,063
Operating income (loss)	104	—	—	—	(14)	1,785	—	1,875
Other Income (Expense):
Interest expense	(315)	(56)	(84)	(50)	(8)	(38)	—	(551)
Investment income (loss), net	—	—	—	—	(4)	61	—	57
Equity in net income (losses) of affiliates, net	1,104	440	806	839	450	(59)	(3,593)	(13)
Other income (expense)	—	—	—	—	—	12	—	12
	789	384	722	789	438	(24)	(3,593)	(495)
Income (loss) before income taxes	893	384	722	789	424	1,761	(3,593)	1,380
Income tax (expense) benefit	74	20	29	17	10	(574)	—	(424)
Net income (loss) from consolidated operations	967	404	751	806	434	1,187	(3,593)	956
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	11	—	11
Net income (loss) attributable to Comcast Corporation	$967	$404	$751	$806	$434	$1,198	$(3,593)	$967

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$8,553	$—	$8,553
Management fee revenue	192	56	103	103	—	—	(454)	—
	192	56	103	103	—	8,553	(454)	8,553
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	3,334	—	3,334
Selling, general and administrative	93	56	103	103	22	1,945	(454)	1,868
Depreciation	5	—	—	—	—	1,366	—	1,371
Amortization	—	—	—	—	—	230	—	230
	98	56	103	103	22	6,875	(454)	6,803
Operating income (loss)	94	—	—	—	(22)	1,678	—	1,750
Other Income (Expense):
Interest expense	(320)	(77)	(82)	(54)	(52)	(33)	—	(618)
Investment income (loss), net	(2)	—	—	—	(43)	(25)	—	(70)
Equity in net income (losses) of affiliates, net	781	370	639	673	296	22	(2,785)	(4)
Other income (expense)	(1)	—	—	—	—	17	—	16
	458	293	557	619	201	(19)	(2,785)	(676)
Income (loss) before income taxes	552	293	557	619	179	1,659	(2,785)	1,074
Income tax (expense) benefit	80	29	29	20	41	(654)	—	(455)
Net income (loss) from consolidated operations	632	322	586	639	220	1,005	(2,785)	619
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	13	—	13
Net income (loss) attributable to Comcast Corporation	$632	$322	$586	$639	$220	$1,018	$(2,785)	$632

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$17,773	$—	$17,773
Management fee revenue	384	121	215	215	—	—	(935)	—
	384	121	215	215	—	17,773	(935)	17,773
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	7,110	—	7,110
Selling, general and administrative	160	121	215	215	28	3,880	(935)	3,684
Depreciation	14	—	—	—	—	2,772	—	2,786
Amortization	—	—	—	—	—	507	—	507
	174	121	215	215	28	14,269	(935)	14,087
Operating income (loss)	210	—	—	—	(28)	3,504	—	3,686
Other Income (Expense):
Interest expense	(634)	(114)	(194)	(100)	(10)	(69)	—	(1,121)
Investment income (loss), net	(7)	—	—	—	5	72	—	70
Equity in net income (losses) of affiliates, net	2,019	807	1,518	1,583	801	(95)	(6,660)	(27)
Other income (expense)	—	—	—	—	—	11	—	11
	1,378	693	1,324	1,483	796	(81)	(6,660)	(1,067)
Income (loss) before income taxes	1,588	693	1,324	1,483	768	3,423	(6,660)	2,619
Income tax (expense) benefit	151	40	68	35	12	(1,191)	—	(885)
Net income (loss) from consolidated operations	1,739	733	1,392	1,518	780	2,232	(6,660)	1,734
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	5	—	5
Net income (loss) attributable to Comcast Corporation	$1,739	$733	$1,392	$1,518	$780	$2,237	$(6,660)	$1,739

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,942	$—	$16,942
Management fee revenue	360	109	202	202	—	—	(873)	—
	360	109	202	202	—	16,942	(873)	16,942
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	—	6,695	—	6,695
Selling, general and administrative	177	109	202	202	26	3,879	(873)	3,722
Depreciation	10	—	—	—	—	2,751	—	2,761
Amortization	—	—	—	—	—	459	—	459
	187	109	202	202	26	13,784	(873)	13,637
Operating income (loss)	173	—	—	—	(26)	3,158	—	3,305
Other Income (Expense):
Interest expense	(643)	(159)	(162)	(110)	(95)	(70)	—	(1,239)
Investment income (loss), net	(9)	—	—	—	(22)	40	—	9
Equity in net income (losses) of affiliates, net	1,676	777	1,298	1,369	690	(55)	(5,794)	(39)
Other income (expense)	(1)	—	—	—	—	285	—	284
	1,023	618	1,136	1,259	573	200	(5,794)	(985)
Income (loss) before income taxes	1,196	618	1,136	1,259	547	3,358	(5,794)	2,320
Income tax (expense) benefit	168	56	57	39	50	(1,333)	—	(963)
Net income (loss) from consolidated operations	1,364	674	1,193	1,298	597	2,025	(5,794)	1,357
Net (income) loss attributable to noncontrolling interests	—	—	—	—	—	7	—	7
Net income (loss) attributable to Comcast Corporation	$1,364	$674	$1,193	$1,298	$597	$2,032	$(5,794)	$1,364

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$155	$2	$(87)	$(72)	$28	$5,087	$—	$5,113
Financing Activities:
Proceeds from borrowings	2,492	—	—	—	—	30	—	2,522
Repurchases and repayments of debt	(33)	(793)	(655)	—	(262)	(24)	—	(1,767)
Repurchases of common stock	(108)	—	—	—	—	—	—	(108)
Dividends paid	(375)	—	—	—	—	—	—	(375)
Issuances of common stock	1	—	—	—	—	—	—	1
Other	(10)	—	(4)	—	—	(8)	—	(22)
Net cash provided by (used in) financing activities	1,967	(793)	(659)	—	(262)	(2)	—	251
Investing Activities:
Net transactions with affiliates	(2,100)	791	746	72	234	257	—	—
Capital expenditures	(22)	—	—	—	—	(2,259)	—	(2,281)
Cash paid for intangible assets	—	—	—	—	—	(241)	—	(241)
Acquisitions, net of cash acquired	—	—	—	—	—	(27)	—	(27)
Proceeds from sales of investments	—	—	—	—	—	16	—	16
Purchases of investments	—	—	—	—	—	(67)	—	(67)
Other	—	—	—	—	—	30	—	30
Net cash provided by (used in) investing activities	(2,122)	791	746	72	234	(2,291)	—	(2,570)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	2,794	—	2,794
Cash and cash equivalents, beginning of period	—	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$3,989	$—	$3,989

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2008

(in millions)	Comcast Parent	CCCL Parent	CCCH Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$13	$(103)	$(94)	$(85)	$61	$5,136	$—	$4,928
Financing Activities:
Proceeds from borrowings	1,998	—	—	—	—	11	—	2,009
Repurchases and repayments of debt	(300)	(350)	—	—	(154)	(27)	—	(831)
Repurchases of common stock	(1,979)	—	—	—	—	—	—	(1,979)
Dividends paid	(185)	—	—	—	—	—	—	(185)
Issuances of common stock	42	—	—	—	—	—	—	42
Other	(3)	—	—	—	(53)	(79)	—	(135)
Net cash provided by (used in) financing activities	(427)	(350)	—	—	(207)	(95)	—	(1,079)
Investing Activities:
Net transactions with affiliates	556	453	94	85	146	(1,334)	—	—
Capital expenditures	(104)	—	—	—	—	(2,627)	—	(2,731)
Cash paid for intangible assets	—	—	—	—	—	(245)	—	(245)
Acquisitions, net of cash acquired	—	—	—	—	—	(331)	—	(331)
Proceeds from sales of investments	—	—	—	—	—	320	—	320
Purchases of investments	—	—	—	—	—	(41)	—	(41)
Other	(38)	—	—	—	—	21	—	(17)
Net cash provided by (used in) investing activities	414	453	94	85	146	(4,237)	—	(3,045)
Increase (decrease) in cash and cash equivalents	—	—	—	—	—	804	—	804
Cash and cash equivalents, beginning of period	—	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$—	$1,767	$—	$1,767

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the nation’s leading provider of cable services, offering a variety of entertainment, information and communications services to residential and commercial customers. As of June 30, 2009, our cable systems served approximately 23.9 million video customers, 15.3 million high-speed Internet customers and 7.0 million phone customers and passed over 50.9 million homes in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our revenue. Our Cable segment generates revenue primarily through subscriptions to our video, high-speed Internet and phone services (“cable services”). Other Cable segment revenue sources include advertising and the operation of our regional sports networks. Our other reportable segment, Programming, consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from the sale of advertising, from monthly per subscriber license fees paid by multichannel video providers and from licensing our programming internationally.

Highlights and business developments for the six months ended June 30, 2009 include the following:

•	an increase in consolidated revenue of 4.9% to approximately $17.8 billion and an increase in consolidated operating income of 11.5% to approximately $3.7 billion compared to the same period in 2008

•

an increase in Cable segment revenue of 5.1% to approximately $16.8 billion and an increase in operating income before depreciation and amortization of 6.2% to approximately $6.9 billion compared to the same period in 2008

•

the addition of approximately 393,000 high-speed Internet customers, approximately 531,000 digital phone customers, a decrease of approximately 292,000 video customers and the addition or upgrade of approximately 538,000 digital video customers

•	a reduction in Cable segment capital expenditures of 14.2% to approximately $2.2 billion compared to the same period in 2008

•	the repurchase of approximately 15.5 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $215 million

•	the initiation of a cash tender offer to repurchase $1.3 billion aggregate principal amount of our outstanding notes using proceeds from borrowings and cash from operations

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2009	2008		2009	2008
Revenue	$8,938	$8,553	4.5%	$17,773	$16,942	4.9%
Costs and Expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)	5,403	5,202	3.8	10,794	10,417	3.6
Depreciation	1,406	1,371	2.6	2,786	2,761	0.9
Amortization	254	230	10.6	507	459	10.4
Operating income	1,875	1,750	7.1	3,686	3,305	11.5
Other income (expense) items, net	(495)	(676)	(26.8)	(1,067)	(985)	8.3
Income before income taxes	1,380	1,074	28.6	2,619	2,320	12.9
Income tax expense	(424)	(455)	(6.7)	(885)	(963)	(8.1)
Net income from consolidated operations	956	619	54.5	1,734	1,357	27.8
Net (income) loss attributable to noncontrolling interests	11	13	(15.4)	5	7	(28.6)
Net income attributable to Comcast Corporation	$967	$632	53.0%	$1,739	$1,364	27.5%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable segment and Programming segment accounted for substantially all of the increases in consolidated revenue for the three and six months ended June 30, 2009 compared to the same periods in 2008. Our other business activities consist primarily of Comcast Interactive Media and Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable segment accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and six months ended June 30, 2009 compared to the same periods in 2008. The remaining changes related to our other business activities, primarily growth in our Comcast Interactive Media business and Comcast Spectacor. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

Depreciation expense for the three and six months ended June 30, 2009 compared to the same periods in 2008 increased slightly primarily due to capital expenditures.

The increases in amortization expense for the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily due to increases in software intangibles.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. To measure the performance of our operating segments, we use operating income before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 11 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

	Three Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video(a)	$4,884	$4,800	$84	1.7%
High-speed Internet	1,929	1,792	137	7.7
Phone	801	640	161	25.3
Advertising(a)	325	405	(80)	(19.6)
Other(a)	299	236	63	26.0
Franchise fees	238	227	11	4.9
Revenue	8,476	8,100	376	4.6
Operating expenses(a)	3,350	3,141	209	6.7
Selling, general and administrative expenses(a)	1,625	1,597	28	1.8
Operating income before depreciation and amortization	$3,501	$3,362	$139	4.1%

	Six Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video(a)	$9,813	$9,578	$235	2.4%
High-speed Internet	3,838	3,542	296	8.4
Phone	1,578	1,227	351	28.6
Advertising(a)	587	751	(164)	(21.9)
Other(a)	537	467	70	15.1
Franchise fees	472	451	21	4.7
Revenue	16,825	16,016	809	5.1
Operating expenses(a)	6,695	6,304	391	6.2
Selling, general and administrative expenses(a)	3,223	3,208	15	0.5
Operating income before depreciation and amortization	$6,907	$6,504	$403	6.2%

(a) Reclassifications have been made to 2008 amounts to conform to classifications used in 2009.

Cable Segment Revenue

Video

Our video revenue increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to rate adjustments and customer upgrades to digital and advanced services, offset by a decline in video customers. During the three and six months ended June 30, 2009, the number of video customers decreased by approximately 214,000 and 292,000, respectively, primarily due to increased competition in our service areas, as well as the weakness in the economy. During the three and six months ended June 30, 2009, we added or upgraded approximately 250,000 and 538,000 customers to our digital video service, respectively. As of June 30, 2009, approximately 73% of our 23.9 million video customers subscribed to at least one of our digital video services. Our average monthly video revenue per video customer increased to approximately $68 as of June 30, 2009 from approximately $65 as of June 30, 2008. Continued competition and weak economic conditions are expected to result in further declines in the number of video customers.

High-Speed Internet

The increases in high-speed Internet revenue for the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily due to increases in the number of residential and commercial customers. During the three and six months ended June 30, 2009, we added approximately 65,000 and 393,000 high-speed Internet customers, respectively. Average monthly revenue per high-speed Internet customer has remained relatively stable. The rate of residential customer and revenue growth has slowed due to increased competition and weak economic conditions.

Phone

Our phone revenue increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 due to increases in the number of phone customers. During the three and six months ended June 30, 2009, we added approximately 233,000 and 531,000 digital phone customers, respectively. Average monthly revenue per phone customer has remained relatively stable. The rate of customer and revenue growth has slowed due to increased competition and weak economic conditions.

Advertising

Advertising revenue decreased for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to a decline in the overall television advertising market as a result of weak economic conditions, particularly in the automotive and housing sectors, and a decline in political advertising.

Other

We also generate revenue from our regional sports networks, our digital media center, on-screen guide advertising, commissions from electronic retailing networks and fees for other services.

Franchise Fees

The increases in franchise fees collected from our cable customers for the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily due to increases in the revenue on which the fees apply.

Cable Segment Operating Expenses

	Three Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video programming	$1,757	$1,611	$146	9.1%
Technical labor	574	516	58	11.2
High-speed Internet	117	136	(19)	(14.2)
Phone	149	182	(33)	(18.0)
Other	753	696	57	8.2
Total operating expenses	$3,350	$3,141	$209	6.7%

	Six Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video programming	$3,532	$3,230	$302	9.4%
Technical labor	1,147	1,039	108	10.4
High-speed Internet	237	274	(37)	(13.7)
Phone	318	382	(64)	(16.8)
Other	1,461	1,379	82	6.0
Total operating expenses	$6,695	$6,304	$391	6.2%

Video programming expenses increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to rate increases, additional digital customers and additions to the number of programming options we offer. Technical labor expenses increased during the three and six months ended

June 30, 2009 compared to the same periods in 2008 primarily due to growth in the number of customers, including activity associated with the transition by broadcasters from analog to digital transmission.

High-speed Internet expenses and phone expenses include certain direct costs identified by us for providing these services, but do not fully reflect the amounts for operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these captions. Our high-speed Internet and phone expenses decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to lower support service costs that were the result of operating efficiencies and our entering into new contracts with lower cost providers and renegotiating existing contracts. Other expenses increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to the continued expansion of our cable services to small and medium-sized businesses and an increase in franchise fees.

Cable Segment Selling, General and Administrative Expenses

	Three Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Customer service	$462	$434	$28	6.4%
Marketing	402	411	(9)	(2.0)
Administrative and other	761	752	9	1.1
Total selling, general and administrative expenses	$1,625	$1,597	$28	1.8%

	Six Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Customer service	$940	$876	$64	7.3%
Marketing	771	810	(39)	(4.7)
Administrative and other	1,512	1,522	(10)	(0.7)
Total selling, general and administrative expenses	$3,223	$3,208	$15	0.5%

Customer service expenses increased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to the growth in activity associated with the transition by broadcasters from analog to digital transmission. Marketing expenses decreased during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to the timing of our marketing campaigns and lower costs for media advertising. Administrative and other expenses remained relatively stable during the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to the impact of our divisional reorganization and other cost reduction programs implemented in 2008.

Programming Segment Operating Results

	Three Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Revenue	$384	$366	$18	5.1%
Operating, selling, general and administrative expenses	271	277	(6)	(2.3)
Operating income before depreciation and amortization	$113	$89	$24	28.3%

	Six Months Ended June 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Revenue	$745	$729	$16	2.2%
Operating, selling, general and administrative expenses	520	527	(7)	(1.4)
Operating income before depreciation and amortization	$225	$202	$23	11.5%

Programming Segment Revenue

Programming segment revenue increased for the three and six months ended June 30, 2009 compared to the same periods in 2008 primarily due to an increase in programming license fee revenue, which was partially offset by a decrease in advertising revenue. For the three and six months ended June 30, 2009, advertising accounted for approximately 42% and 41%, respectively, of total Programming segment revenue. For the three and six months ended June 30, 2008, advertising accounted for approximately 47% and 45%, respectively, of total Programming segment revenue. For each of the 2009 and 2008 three and six month periods, approximately 12% of our Programming segment revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented in the table above.

Consolidated Other Income (Expense) Items

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2009	2008	2009	2008
Interest expense	$(551)	$(618)	$(1,121)	$(1,239)
Investment income (loss), net	57	(70)	70	9
Equity in net income (losses) of affiliates, net	(13)	(4)	(27)	(39)
Other income (expense)	12	16	11	284
Total	$(495)	$(676)	$(1,067)	$(985)

Interest Expense

The decreases in interest expense for the three and six months ended June 30, 2009 compared to the same periods in 2008 were primarily due to the effects of early extinguishment costs associated with the repayment and redemption of certain of our debt obligations in the 2008 periods, as well as to the effects of decreases in interest rates on our variable rate debt and on debt subject to variable interest rate swap agreements.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2009 and 2008 are presented in a table in Note 4 to our condensed consolidated financial statements.

Other Income (Expense)

For the six months ended June 30, 2008, other income included a gain of approximately $235 million on the sale of our 50% interest in the Insight asset pool in connection with the Insight transaction.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2009 and 2008 reflects income tax rates that differ from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Income tax expense for the three and six months ended June 30, 2009 was reduced by approximately $137 million and $185 million, respectively, primarily due to the favorable settlements of uncertain tax positions and related interest. As a result of these settlements, we expect our 2009 annual effective tax rate to be below our normal rate of approximately 40%.

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

Operating Activities

Details of net cash provided by operating activities are presented in the table below.

	Six Months Ended June 30
(in millions)	2009	2008
Operating income	$3,686	$3,305
Depreciation and amortization	3,293	3,220
Operating income before depreciation and amortization	6,979	6,525
Noncash share-based compensation expense	121	123
Changes in operating assets and liabilities	(236)	(293)
Cash basis operating income	6,864	6,355
Payments of interest	(1,063)	(1,116)
Payments of income taxes	(746)	(355)
Proceeds from interest and dividends received	58	59
Excess tax benefit under share-based compensation presented in financing activities	—	(15)
Net cash provided by operating activities	$5,113	$4,928

The decrease in interest payments for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to the effects of decreases in interest rates on debt subject to variable interest rate swap agreements and to the maturity in 2008 of certain of our higher rate debt. The increase in income tax payments for the six months ended June 30, 2009 compared to the same period in 2008 was primarily due to higher 2009 taxable income and a tax payment made in 2009 that related to 2008.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2009 consisted primarily of cash proceeds from borrowings of $2.5 billion which were substantially offset by debt repurchases and repayments, share repurchases and dividend payments totaling $2.2 billion.

In June 2009, we initiated a cash tender offer to purchase up to $1.3 billion aggregate principal amount of certain of our outstanding notes. As of June 30, 2009, approximately $1.7 billion aggregate principal amount of these notes was tendered to us, of which we accepted tenders for $1.3 billion principal amount. The tender offer settled in July 2009. We anticipate recognizing additional interest expense of approximately $180 million primarily associated with the premiums incurred in the tender offer during the three months ended September 30, 2009. See Note 5 to our condensed consolidated financial statements for further details on our borrowings and repayments of debt.

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of June 30, 2009, amounts available under our facilities totaled approximately $5.1 billion.

Share Repurchases

During the six months ended June 30, 2009, we repurchased approximately 15.5 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $215 million. Approximately $107 million, or 7.6 million shares, of our share repurchases did not settle until July 2009.

As of June 30, 2009, we had approximately $3.9 billion of availability remaining under our share repurchase authorization and we may repurchase stock from time to time subject to market conditions.

Dividends

In February, May and July 2009, our Board of Directors approved a quarterly dividend of $0.0675 per share as part of our planned annual dividend of $0.27 per share.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2009	$195	April
Three months ended June 30, 2009	$194	July

Dividends declared in July 2009 are expected to be paid in October 2009.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2009 consisted primarily of cash paid for capital expenditures of $2.3 billion and cash paid for intangible assets of $241 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our Board-authorized share repurchase program during the three months ended June 30, 2009.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (a)
April 1-30, 2009	—	$—	—	$—	$4,106,044,773
May 1-31, 2009	—	$—	—	$—	$4,106,044,773
June 1-30, 2009	15,546,200	$13.83	15,546,200	$215,008,681	$3,891,036,092
Total	15,546,200	$13.83	15,546,200	$215,008,681	$3,891,036,092

(a)

In 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions subject to market conditions. The share repurchase program does not have an expiration date. As of June 30, 2009, the maximum dollar value of shares available under our Board-authorized share repurchase program was approximately $3.9 billion and we may repurchase stock from time to time subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2009 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At our annual meeting of shareholders on May 13, 2009, the shareholders approved, or did not approve, the following proposals, in each case consistent with the unanimous recommendations of our Board of Directors (numbers represent the aggregate votes cast, with holders of our Class A Common Stock entitled to 0.1374 votes per share and holders of our Class B Common Stock entitled to 15 votes per share):

To elect the following nominees to serve as our directors for one-year terms.

Director	For	Withheld
S. Decker Anstrom	312,206,533	62,812,827
Kenneth J. Bacon	363,406,043	11,613,317
Sheldon M. Bonovitz	370,539,671	4,479,689
Edward D. Breen	371,002,926	4,016,434
Julian A. Brodsky	370,263,484	4,755,876
Joseph J. Collins	319,743,502	55,275,858
J. Michael Cook	369,734,624	5,284,736
Gerald L. Hassell	363,624,161	11,395,199
Jeffrey A. Honickman	369,772,877	5,246,483
Brian L. Roberts	367,427,255	7,592,105
Ralph J. Roberts	369,587,303	5,432,057
Dr. Judith Rodin	314,196,287	60,823,073
Michael I. Sovern	319,249,792	55,769,568

To ratify the appointment of Deloitte & Touche LLP as our independent auditors for the 2009 fiscal year.

For	Against	Abstain
369,890,012	4,820,811	308,537

To approve the 2002 Employee Stock Purchase Plan, as amended and restated.

For	Against	Abstain
345,238,815	2,706,005	377,301

To approve the 2002 Restricted Stock Plan, as amended and restated.

For	Against	Abstain
331,246,272	16,612,850	462,999

To approve the 2003 Stock Option Plan, as amended and restated.

For	Against	Abstain
332,346,881	15,541,091	434,149

To identify all executive officers who earn in excess of $500,000.

For	Against	Abstain
12,190,882	335,779,543	351,696

To obtain shareholder approval of certain future death benefit arrangements.

For	Against	Abstain
76,838,653	267,833,972	3,649,496

To adopt an annual vote on executive compensation.

For	Against	Abstain
89,826,677	251,180,636	7,314,808

To adopt a recapitalization plan.

For	Against	Abstain
134,766,525	212,597,044	958,552

ITEM 5: OTHER INFORMATION

Effective August 5, 2009, we amended and restated our Articles of Incorporation to change our registered address from 1500 Market Street, Philadelphia, PA 19102 to CT Corporation System, Philadelphia County, Pennsylvania.

ITEM 6: EXHIBITS

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of Comcast Corporation.
3.2	Amended and Restated By-Laws of Comcast Corporation.
10.1*	Employment Agreement between Comcast Corporation and Julian A. Brodsky dated May 1, 2009.
10.2*	Second Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 10, 2008.
10.3	Form of Director Indemnification Agreement.
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2009, filed with the Securities and Exchange Commission on August 6, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; (v) the Condensed Consolidated Statement of Comprehensive Income and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: August 6, 2009