Form 10-Q
period 2009-09-30
COMCAST CORP
filed 2009-11-04
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2009

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

Yes ☐ No ☒

As of September 30, 2009, there were 2,062,064,242 shares of our Class A common stock, 783,174,865 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2009. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2009	December 31, 2008
ASSETS
Current Assets:
Cash and cash equivalents	$862	$1,195
Investments	56	59
Accounts receivable, less allowance for doubtful accounts of $188 and $190	1,639	1,626
Other current assets	849	836
Total current assets	3,406	3,716
Investments	5,699	4,783
Property and equipment, net of accumulated depreciation of $26,716 and $23,235	23,605	24,444
Franchise rights	59,442	59,449
Goodwill	14,934	14,889
Other intangible assets, net of accumulated amortization of $8,624 and $8,160	4,209	4,558
Other noncurrent assets, net	1,168	1,178
Total assets	$112,463	$113,017

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,133	$3,393
Accrued expenses and other current liabilities	3,005	3,268
Current portion of long-term debt	954	2,278
Total current liabilities	7,092	8,939
Long-term debt, less current portion	28,493	30,178
Deferred income taxes	27,566	26,982
Other noncurrent liabilities	6,763	6,171
Commitments and Contingencies (Note 11)
Redeemable noncontrolling interests	168	171
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,427,524,992 and 2,426,443,484; outstanding, 2,062,064,242 and 2,060,982,734	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 854,109,629 and 881,145,954; outstanding 783,174,865 and 810,211,190	9	9
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,451	40,620
Retained earnings	9,416	7,427
Treasury stock—365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(72)	(113)
Total Comcast Corporation stockholders’ equity	42,311	40,450
Noncontrolling interests	70	126
Total equity	42,381	40,576
Total liabilities and equity	$112,463	$113,017

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2009	2008	2009	2008
Revenue	$8,802	$8,549	$26,575	$25,491
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,490	3,345	10,600	10,040
Selling, general and administrative	1,986	1,967	5,670	5,689
Depreciation	1,362	1,332	4,148	4,093
Amortization	253	235	760	694
	7,091	6,879	21,178	20,516
Operating income	1,711	1,670	5,397	4,975
Other Income (Expense):
Interest expense	(707)	(601)	(1,828)	(1,840)
Investment income (loss), net	148	74	218	83
Equity in net income (losses) of affiliates, net	(17)	3	(44)	(36)
Other income (expense)	2	11	13	295
	(574)	(513)	(1,641)	(1,498)
Income before income taxes	1,137	1,157	3,756	3,477
Income tax expense	(203)	(401)	(1,088)	(1,364)
Net income from consolidated operations	934	756	2,668	2,113
Net (income) loss attributable to noncontrolling interests	10	15	15	22

Net income attributable to Comcast Corporation	$944	$771	$2,683	$2,135

Basic earnings per common share attributable to Comcast Corporation stockholders	$0.33	$0.26	$0.93	$0.72
Diluted earnings per common share attributable to Comcast Corporation stockholders	$0.33	$0.26	$0.93	$0.72
Dividends declared per common share attributable to Comcast Corporation stockholders	$0.07	$0.06	$0.20	$0.19

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2009	2008
Net cash provided by operating activities	$7,725	$7,373
Financing Activities
Proceeds from borrowings	1,843	3,513
Repurchases and repayments of debt	(4,709)	(1,143)
Repurchases of common stock	(438)	(2,800)
Dividends paid	(568)	(367)
Issuances of common stock	1	53
Other	(186)	(148)
Net cash provided by (used in) financing activities	(4,057)	(892)
Investing Activities
Capital expenditures	(3,508)	(4,037)
Cash paid for intangible assets	(383)	(376)
Acquisitions, net of cash acquired	(36)	(700)
Proceeds from sales of investments	31	452
Purchases of investments	(142)	(67)
Other	37	(2)
Net cash provided by (used in) investing activities	(4,001)	(4,730)
Increase (decrease) in cash and cash equivalents	(333)	1,751
Cash and cash equivalents, beginning of period	1,195	963
Cash and cash equivalents, end of period	$862	$2,714

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity (Unaudited)

		Comcast Corporation Stockholders’ Equity
		Common Stock
(in millions)	Redeemable Noncontrolling Interests	A	A Special	B	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2007	$101	$24	$10	$—	$41,688	$7,191	$(7,517)	$(56)	$149	$41,489
Cumulative effect related to change in accounting principle on January 1, 2008						(132)				(132)
Stock compensation plans					215	(48)				167
Repurchase and retirement of common stock			(1)		(1,562)	(1,237)				(2,800)
Employee stock purchase plan					49					49
Share exchange					166	(166)				—
Dividends declared						(547)				(547)
Other comprehensive income (loss)								(8)		(8)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	88
Contributions from and (distributions to) noncontrolling interests	(1)								(17)	(17)
Net income (loss)	(19)					2,135			(3)	2,132
Balance, September 30, 2008	$169	$24	$9	$—	$40,556	$7,196	$(7,517)	$(64)	$129	$40,333
Balance, December 31, 2008	$171	$24	$9	$—	$40,620	$7,427	$(7,517)	$(113)	$126	$40,576
Stock compensation plans					108					108
Repurchase and retirement of common stock					(353)	(112)				(465)
Employee stock purchase plan					46					46
Dividends declared						(582)				(582)
Other comprehensive income (loss)								41		41
Purchases of subsidiary shares from noncontrolling interests					30				(35)	(5)
Contributions from and (distributions to) noncontrolling interests	10								(19)	(19)
Net income (loss)	(13)					2,683			(2)	2,681
Balance, September 30, 2009	$168	$24	$9	$–	$40,451	$9,416	$(7,517)	$(72)	$70	$42,381

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income (Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Net income from consolidated operations	$934	$756	$2,668	$2,113
Holding gains (losses) during the period, net of deferred taxes of $(1), $3, $(2) and $9	2	(6)	6	(16)
Reclassification adjustments for losses (gains) included in net income attributable to Comcast Corporation, net of deferred taxes of $(3), $(2), $(17) and $(5)	6	4	31	10
Employee benefit obligations, net of deferred taxes	—	1	—	—
Cumulative translation adjustments	—	(4)	4	(2)
Comprehensive income	942	751	2,709	2,105
Net (income) loss attributable to noncontrolling interests	10	15	15	22
Comprehensive income attributable to Comcast Corporation	$952	$766	$2,724	$2,127

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our annual financial statements for the preceding fiscal year as filed with the SEC.

Reclassifications have been made to the prior year’s condensed consolidated financial statements primarily between operating expenses and selling, general and administrative expenses to conform to classifications used in 2009.

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

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting standard related to the consolidation of variable interest entities. The updated standard (i) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity, (ii) eliminates the quantitative approach previously required for determining the primary beneficiary of a variable interest entity and replaces it with a qualitative approach and (iii) requires additional disclosure about an enterprise’s involvement in variable interest entities. The updated standard will be effective for us as of January 1, 2010. We are currently assessing the impact this standard will have on our consolidated financial statements.

Subsequent Events

In May 2009, the FASB issued a new accounting standard on the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued (“subsequent events”). The standard requires disclosure of the date through which an entity has evaluated subsequent events and whether that date represents the date the financial statements were issued or were available to be issued. This disclosure is intended to alert all users of the financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The standard was effective for us as of June 30, 2009. Accordingly, we have evaluated subsequent events through the issuance of these financial statements on November 4, 2009. The adoption of this standard did not have an impact on our consolidated financial statements.

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

Diluted EPS for the three and nine months ended September 30, 2009 excluded approximately 199 million and 196 million, respectively, of potential common shares related to our share-based compensation plans, because their inclusion would have had an antidilutive effect. For the three and nine months ended September 30, 2008, Diluted EPS excluded approximately 142 million and 127 million potential common shares, respectively.

Computation of Diluted EPS

	Three Months Ended September 30
	2009			2008
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation stockholders	$944	2,872	$0.33	$771	2,909	$0.26
Effect of dilutive securities:
Assumed exercise or issuance of shares related to stock plans		5			11
Diluted EPS attributable to Comcast Corporation stockholders	$944	2,877	$0.33	$771	2,920	$0.26

	Nine Months Ended September 30
	2009			2008
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation stockholders	$2,683	2,882	$0.93	$2,135	2,958	$0.72
Effect of dilutive securities:
Assumed exercise or issuance of shares related to stock plans		8			15
Diluted EPS attributable to Comcast Corporation stockholders	$2,683	2,890	$0.93	$2,135	2,973	$0.72

Note 4: Investments

(in millions)	September 30, 2009	December 31, 2008
Fair value method	$1,773	$943
Equity method, primarily SpectrumCo and Clearwire	2,189	2,177
Cost method, primarily AirTouch redeemable preferred shares	1,793	1,722
Total investments	5,755	4,842
Less: Current investments	56	59
Noncurrent investments	$5,699	$4,783

As of September 30, 2009 and December 31, 2008, the estimated fair value of the AirTouch preferred stock was $1.541 billion and $1.357 billion, respectively.

Components of Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Gains on sales and exchanges of investments, net	$10	$—	$14	$14
Investment impairment losses	(2)	(3)	(21)	(5)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	456	(122)	836	(413)
Mark to market adjustments on derivative component of prepaid forward sale agreements	(357)	138	(697)	411
Mark to market adjustments on derivative component of ZONES	2	49	6	27
Interest and dividend income	25	35	79	108
Other	14	(23)	1	(59)
Investment income (loss), net	$148	$74	$218	$83

Note 5: Long-Term Debt

Borrowings

In June 2009, we issued $700 million principal amount of 5.70% notes due 2019 and $800 million principal amount of 6.55% notes due 2039. During the nine months ended September 30, 2009, we issued $300 million face amount of commercial paper, net of repayments. The net proceeds of these issuances, together with cash on hand, were used for the purchase of notes included in the cash tender offer, as described below, as well as for the repayment of outstanding borrowings under our revolving credit facility, the repayment of debt at its maturity as well as working capital and general corporate purposes.

Redemptions and Repayments

In June 2009, we repaid at maturity $750 million principal amount of our 6.875% notes due 2009. In July 2009, we repaid at maturity $1.2 billion principal amount of our floating rate notes due 2009.

In July 2009, we completed a cash tender to purchase $1.3 billion aggregate principal amount of certain of our outstanding notes consisting of approximately $621 million principal amount of our 8.375% notes due 2013, $367 million principal amount of our 7.125% notes due 2013 and $312 million principal amount of our 7.875% senior debentures due 2013. During the three months ended September 30, 2009, we recognized approximately $180 million of interest expense primarily associated with the premiums incurred in the tender offer.

During the nine months ended September 30, 2009, we repaid all $1.0 billion of amounts outstanding under our revolving credit facility due 2013.

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

As of September 30, 2009, our derivatives designated as hedges included (i) the derivative component of our prepaid forward sale agreements, which are recorded to other noncurrent liabilities, and (ii) our interest rate swap agreements, which are recorded to other current or noncurrent assets or liabilities. Changes in the fair value of the derivative component of our prepaid forward sale agreements are recorded to investment income (loss). Changes in the fair value of our interest rate swap agreements are recorded to interest expense. These amounts are completely offset by changes in the fair value of the related debt because the swaps are deemed to be 100% effective. The difference between variable and fixed rates to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt.

As of September 30, 2009, our derivatives not designated as hedges included the derivative component of our ZONES debt, which is recorded to long-term debt.

As of September 30, 2009, our debt had an estimated fair value of $32.153 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Recurring Fair Value Measures

	Fair Value as of September 30, 2009				December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$1,769	$—	$—	$1,769	$932
Available-for-sale securities	3	—	—	3	10
Equity warrants	—	—	1	1	1
Interest rate swap agreements	—	184	—	184	291
	$1,772	$184	$1	$1,957	$1,234

Liabilities
Derivative component of ZONES	$—	$16	$—	$16	$23
Derivative component of prepaid forward sale agreements	—	231	—	231	(466)
Interest rate swap agreements	—	2	—	2	1
	$—	$249	$—	$249	$(442)

Amount of Gain (Loss) Recognized in Income on Derivative Instruments

(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Designated Fair Value Hedging Relationships
Interest Income (Expense):
Interest rate swap agreements (fixed-to-variable)	$43	$(108)
Long-term debt—interest rate swap agreements (fixed-to-variable)	(43)	108
Investment Income (Expense):
Mark to market adjustments on derivative component of prepaid forward sale agreements	(357)	(697)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	456	836
Gain (Loss) on Fair Value Hedging Relationships	99	139

Nondesignated
Investment Income (Expense):
Mark to market adjustments on derivative component of ZONES	2	6
Total Gain (Loss)	$101	$145

The difference between variable and fixed rates received under the terms of our interest rate swap agreements reduced interest expense by approximately $26 million and $74 million during the three and nine months ended September 30, 2009, respectively.

Note 7: Noncontrolling Interests

Certain of our subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features whereby interests held by the minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If interests were to be redeemed under these agreements, we would generally be required to purchase the interests at fair value on the date of redemption. In accordance with the accounting guidance for the classification and measurement of redeemable interests, these interests are presented on the balance sheet outside of equity under the caption “Redeemable noncontrolling interests.” Noncontrolling interests that do not contain such redemption features are presented in equity.

During the nine months ended September 30, 2009, we purchased all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $35 million, for approximately $5 million and rights to existing intellectual property. The difference between the amount paid and the carrying value of the noncontrolling interest resulted in an increase of approximately $30 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

(in millions)	Nine Months Ended September 30, 2009
Net income attributable to Comcast Corporation	$2,683
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	30
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$2,713

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Stock options	$28	$29	$75	$73
Restricted share units	29	27	69	70
Employee stock purchase plan	3	4	10	12
Total	$60	$60	$154	$155

As of September 30, 2009, there was $344 million and $318 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $11 million and $38 million for the three and nine months ended September 30, 2009, respectively. For the three and nine months ended September 30, 2008, the employee cost was approximately $12 million and $40 million, respectively.

Accumulated Other Comprehensive Income (Loss)

The table below presents our accumulated other comprehensive income (loss), net of deferred taxes.

September 30 (in millions)	2009	2008
Unrealized gains (losses) on marketable securities	$23	$12
Deferred gains (losses) on cash flow hedges	(64)	(100)
Unrealized gains (losses) on employee benefit obligations	(31)	23
Cumulative translation adjustments	—	1
Accumulated other comprehensive income (loss)	$(72)	$(64)

Deferred losses on cash flow hedges in the table above relate primarily to previous interest rate lock agreements. As of September 30, 2009, we expect $16 million of unrealized losses, $10 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months.

Note 9: Income Taxes

Income tax expense for the three and nine months ended September 30, 2009 was reduced by approximately $251 million and $436 million, respectively, primarily due to the recognition of tax benefits associated with uncertain tax positions and related interest and certain corporate reorganizations (see Note 13). The primary impacts of these adjustments were reductions to our deferred income tax and other long-term liabilities. These adjustments also reduced our unrecognized tax benefits, which were approximately $1.2 billion as of September 30, 2009.

In October 2009, we reached tentative settlements with various taxing authorities that are expected to result in recognition of additional tax benefits and a further reduction of our unrecognized tax benefits in 2009.

Note 10: Statement of Cash Flows—Supplemental Information

The table below presents our adjustments to reconcile net income from consolidated operations to net cash provided by operating activities.

	Nine Months Ended September 30
(in millions)	2009	2008
Net income from consolidated operations	$2,668	$2,113
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	4,148	4,093
Amortization	760	694
Share-based compensation	192	195
Noncash interest expense (income), net	125	164
Equity in net (income) losses of affiliates, net	44	36
(Gains) losses on investments and noncash other (income) expense, net	(146)	(287)
Deferred income taxes	572	609
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(11)	4
Change in accounts payable and accrued expenses related to trade creditors	(73)	(21)
Change in other operating assets and liabilities	(554)	(227)
Net cash provided by operating activities	$7,725	$7,373

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Interest	$615	$679	$1,678	$1,795
Income taxes	$194	$234	$940	$589

Noncash Financing and Investing Activities

During the nine months ended September 30, 2009, we:

•	recorded a liability of approximately $193 million for a quarterly cash dividend of $0.0675 per common share paid in October 2009, which is a noncash financing activity

•	recorded a liability of approximately $27 million for share repurchases that settled in October 2009, which is a noncash financing activity

•	acquired approximately $381 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

Note 11: Commitments and Contingencies

Commitments

One of our subsidiaries supports debt compliance with respect to obligations of a cable system in which we hold an ownership interest. The obligation expires March 2011. Although there can be no assurance, we believe that we will not be required to meet our obligation under this commitment. The total notional amount of our commitment was $410 million as of September 30, 2009, at which time there were no quoted market prices for similar agreements.

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

Classes of Philadelphia Cluster and Chicago Cluster subscribers were certified in May 2007 and October 2007, respectively. In March 2009, as a result of a Third Circuit Court of Appeals decision clarifying the standards for class certification, the order certifying the Philadelphia Cluster class was vacated without prejudice to the plaintiffs filing a new motion. A hearing on the plaintiffs’ new motion, which was filed in April 2009, took place in October 2009, and a decision is pending. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

In addition, we are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. In October 2009, the Central District issued an order dismissing the plaintiffs’ complaint with prejudice. Plaintiffs have appealed that order to the Ninth Circuit Court of Appeals.

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

Other

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases, other industry participants are also defendants, and also in certain of these cases, we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions.

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

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
Three months ended September 30, 2009
Revenue(g)	$8,356	$383	$156	$(93)	$8,802
Operating income (loss) before depreciation and amortization(h)	3,314	118	(107)	1	3,326
Depreciation and amortization	1,541	49	30	(5)	1,615
Operating income (loss)	1,773	69	(137)	6	1,711
Capital expenditures	1,212	9	6	—	1,227

Three months ended September 30, 2008
Revenue(g)	$8,131	$347	$128	$(57)	$8,549
Operating income (loss) before depreciation and amortization(h)	3,251	105	(119)	—	3,237
Depreciation and amortization	1,502	46	27	(8)	1,567
Operating income (loss)	1,749	59	(146)	8	1,670
Capital expenditures	1,268	12	26	—	1,306

Nine months ended September 30, 2009
Revenue(g)	$25,181	$1,128	$517	$(251)	$26,575
Operating income (loss) before depreciation and amortization(h)	10,221	343	(258)	(1)	10,305
Depreciation and amortization	4,698	146	86	(22)	4,908
Operating income (loss)	5,523	197	(344)	21	5,397
Capital expenditures	3,450	23	35	—	3,508

Nine months ended September 30, 2008
Revenue(g)	$24,147	$1,076	$453	$(185)	$25,491
Operating income (loss) before depreciation and amortization(h)	9,755	307	(299)	(1)	9,762
Depreciation and amortization	4,587	145	78	(23)	4,787
Operating income (loss)	5,168	162	(377)	22	4,975
Capital expenditures	3,877	22	138	—	4,037

(a)	For the three and nine months ended September 30, 2009 and 2008, Cable segment revenue was derived from the following services:

	Three Months Ended September 30		Nine Months Ended September 30
	2009	2008	2009	2008
Video	57.2%	58.6%	57.9%	59.4%
High-speed Internet	23.1	22.4	22.9	22.2
Phone	9.9	8.5	9.6	7.9
Advertising	3.8	4.7	3.6	4.7
Franchise fees	2.8	2.8	2.8	2.8
Other	3.2	3.0	3.2	3.0
Total	100%	100%	100%	100%

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

Note 13: Condensed Consolidating Financial Information

Comcast Corporation and four of our wholly owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

On August 31, 2009, we merged our wholly owned subsidiary Comcast Cable Communications Holdings, Inc. (“CCCH”), a guarantor prior to the merger, with and into CCCL. Accordingly, the financial information for the CCCL parent reflects both the former CCCH parent and the CCCL parent for all periods presented.

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

Comcast Corporation

Condensed Consolidating Balance Sheet

September 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$862	$—	$862
Investments	—	—	—	—	56	—	56
Accounts receivable, net	—	—	—	—	1,639	—	1,639
Other current assets	188	2	—	—	659	—	849
Total current assets	188	2	—	—	3,216	—	3,406
Investments	—	—	—	—	5,699	—	5,699
Investments in and amounts due from subsidiaries eliminated upon consolidation	73,639	79,245	46,299	27,635	5,355	(232,173)	—
Property and equipment, net	307	—	—	—	23,298	—	23,605
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	14,934	—	14,934
Other intangible assets, net	11	—	—	—	4,198	—	4,209
Other noncurrent assets, net	406	15	—	9	738	—	1,168
Total assets	$74,551	$79,262	$46,299	$27,644	$116,880	$(232,173)	$112,463

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$198	$—	$—	$—	$2,935	$—	$3,133
Accrued expenses and other current liabilities	758	257	29	125	1,836	—	3,005
Current portion of long-term debt	902	—	—	—	52	—	954
Total current liabilities	1,858	257	29	125	4,823	—	7,092
Long-term debt, less current portion	20,629	4,925	2,356	326	257	—	28,493
Deferred income taxes	8,068	—	—	688	18,810	—	27,566
Other noncurrent liabilities	1,685	—	—	171	4,907	—	6,763
Redeemable noncontrolling interests	—	—	—	—	168	—	168
Equity:
Common stock	33	—	—	—	—	—	33
Other stockholders’ equity	42,278	74,080	43,914	26,334	87,845	(232,173)	42,278
Total Comcast Corporation stockholders’ equity	42,311	74,080	43,914	26,334	87,845	(232,173)	42,311
Noncontrolling interests	—	—	—	—	70	—	70
Total equity	42,311	74,080	43,914	26,334	87,915	(232,173)	42,381
Total liabilities and equity	$74,551	$79,262	$46,299	$27,644	$116,880	$(232,173)	$112,463

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$1,195	$—	$1,195
Investments	—	—	—	—	59	—	59
Accounts receivable, net	—	—	—	—	1,626	—	1,626
Other current assets	171	8	—	—	657	—	836
Total current assets	171	8	—	—	3,537	—	3,716
Investments	—	—	—	—	4,783	—	4,783
Investments in and amounts due from subsidiaries eliminated upon consolidation	70,076	78,035	46,314	26,519	4,471	(225,415)	—
Property and equipment, net	306	—	—	—	24,138	—	24,444
Franchise rights	—	—	—	—	59,449	—	59,449
Goodwill	—	—	—	—	14,889	—	14,889
Other intangible assets, net	1	—	—	—	4,557	—	4,558
Other noncurrent assets, net	603	21	—	17	537	—	1,178
Total assets	$71,157	$78,064	$46,314	$26,536	$116,361	$(225,415)	$113,017

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$196	$—	$—	$—	$3,197	$—	$3,393
Accrued expenses and other current liabilities	810	297	87	129	1,945	—	3,268
Current portion of long-term debt	1,242	1,006	—	—	30	—	2,278
Total current liabilities	2,248	1,303	87	129	5,172	—	8,939
Long-term debt, less current portion	19,839	6,756	2,691	610	282	—	30,178
Deferred income taxes	7,160	—	—	656	19,166	—	26,982
Other noncurrent liabilities	1,460	—	—	119	4,592	—	6,171
Redeemable noncontrolling interests	—	—	—	—	171	—	171
Equity:
Common stock	33	—	—	—	—	—	33
Other stockholders’ equity	40,417	70,005	43,536	25,022	86,852	(225,415)	40,417
Total Comcast Corporation stockholders’ equity	40,450	70,005	43,536	25,022	86,852	(225,415)	40,450
Noncontrolling interests	—	—	—	—	126	—	126
Total equity	40,450	70,005	43,536	25,022	86,978	(225,415)	40,576
Total liabilities and equity	$71,157	$78,064	$46,314	$26,536	$116,361	$(225,415)	$113,017

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$8,802	$—	$8,802
Management fee revenue	192	168	108	—	—	(468)	—
	192	168	108	—	8,802	(468)	8,802
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,490	—	3,490
Selling, general and administrative	92	168	108	15	2,071	(468)	1,986
Depreciation	7	—	—	—	1,355	—	1,362
Amortization	—	—	—	—	253	—	253
	99	168	108	15	7,169	(468)	7,091
Operating income (loss)	93	—	—	(15)	1,633	—	1,711
Other Income (Expense):
Interest expense	(335)	(254)	(79)	(8)	(31)	—	(707)
Investment income (loss), net	1	—	—	2	145	—	148
Equity in net income (losses) of affiliates, net	1,101	1,267	853	629	(234)	(3,633)	(17)
Other income (expense)	—	—	—	—	2	—	2
	767	1,013	774	623	(118)	(3,633)	(574)
Income (loss) before income taxes	860	1,013	774	608	1,515	(3,633)	1,137
Income tax (expense) benefit	84	89	28	7	(411)	—	(203)
Net income (loss) from consolidated operations	944	1,102	802	615	1,104	(3,633)	934
Net (income) loss attributable to noncontrolling interests	—	—	—	—	10	—	10
Net income (loss) attributable to Comcast Corporation	$944	$1,102	$802	$615	$1,114	$(3,633)	$944

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$8,549	$—	$8,549
Management fee revenue	184	161	104	—	—	(449)	—
	184	161	104	—	8,549	(449)	8,549
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,345	—	3,345
Selling, general and administrative	95	161	104	14	2,042	(449)	1,967
Depreciation	7	—	—	—	1,325	—	1,332
Amortization	—	—	—	—	235	—	235
	102	161	104	14	6,947	(449)	6,879
Operating income (loss)	82	—	—	(14)	1,602	—	1,670
Other Income (Expense):
Interest expense	(333)	(158)	(52)	(26)	(32)	—	(601)
Investment income (loss), net	(13)	—	—	49	38	—	74
Equity in net income (losses) of affiliates, net	940	1,122	719	375	17	(3,170)	3
Other income (expense)	—	—	—	—	11	—	11
	594	964	667	398	34	(3,170)	(513)
Income (loss) before income taxes	676	964	667	384	1,636	(3,170)	1,157
Income tax (expense) benefit	95	54	18	(3)	(565)	—	(401)
Net income (loss) from consolidated operations	771	1,018	685	381	1,071	(3,170)	756
Net (income) loss attributable to noncontrolling interests	—	—	—	—	15	—	15
Net income (loss) attributable to Comcast Corporation	$771	$1,018	$685	$381	$1,086	$(3,170)	$771

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	26,575	$—	$26,575
Management fee revenue	576	504	323	—	—	(1,403)	—
	576	504	323	—	26,575	(1,403)	26,575
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	10,600	—	10,600
Selling, general and administrative	252	504	323	43	5,951	(1,403)	5,670
Depreciation	21	—	—	—	4,127	—	4,148
Amortization	—	—	—	—	760	—	760
	273	504	323	43	21,438	(1,403)	21,178
Operating income (loss)	303	—	—	(43)	5,137	—	5,397
Other Income (Expense):
Interest expense	(969)	(562)	(179)	(18)	(100)	—	(1,828)
Investment income (loss), net	(6)	—	—	7	217	—	218
Equity in net income (losses) of affiliates, net	3,120	3,592	2,436	1,430	(329)	(10,293)	(44)
Other income (expense)	—	—	—	—	13	—	13
	2,145	3,030	2,257	1,419	(199)	(10,293)	(1,641)
Income (loss) before income taxes	2,448	3,030	2,257	1,376	4,938	(10,293)	3,756
Income tax (expense) benefit	235	197	63	19	(1,602)	—	(1,088)
Net income (loss) from consolidated operations	2,683	3,227	2,320	1,395	3,336	(10,293)	2,668
Net (income) loss attributable to noncontrolling interests	—	—	—	—	15	—	15
Net income (loss) attributable to Comcast Corporation	$2,683	$3,227	$2,320	$1,395	$3,351	$(10,293)	$2,683

Comcast Corporation

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$25,491	$—	$25,491
Management fee revenue	544	472	306	—	—	(1,322)	—
	544	472	306	—	25,491	(1,322)	25,491
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	10,040	—	10,040
Selling, general and administrative	272	472	306	40	5,921	(1,322)	5,689
Depreciation	17	—	—	—	4,076	—	4.093
Amortization	—	—	—	—	694	—	694
	289	472	306	40	20,731	(1,322)	20,516
Operating income (loss)	255	—	—	(40)	4,760	—	4,975
Other Income (Expense):
Interest expense	(976)	(479)	(162)	(121)	(102)	—	(1,840)
Investment income (loss), net	(22)	—	—	27	78	—	83
Equity in net income (losses) of affiliates, net	2,616	3,197	2,088	1,065	(38)	(8,964)	(36)
Other income (expense)	(1)	—	—	—	296	—	295
	1,617	2,718	1,926	971	234	(8,964)	(1,498)
Income (loss) before income taxes	1,872	2,718	1,926	931	4,994	(8,964)	3,477
Income tax (expense) benefit	263	167	57	47	(1,898)	—	(1,364)
Net income (loss) from consolidated operations	2,135	2,885	1,983	978	3,096	(8,964)	2,113
Net (income) loss attributable to noncontrolling interests	—	—	—	—	22	—	22
Net income (loss) attributable to Comcast Corporation	$2,135	$2,885	$1,983	$978	$3,118	$(8,964)	$2,135

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$22	$(330)	$(197)	$6	$8,224	—	$7,725
Financing Activities:
Proceeds from borrowings	1,792	—	—	—	51	—	1,843
Repurchases and repayments of debt	(1,241)	(2,836)	(312)	(262)	(58)	—	(4,709)
Repurchases of common stock	(438)	—	—	—	—	—	(438)
Dividends paid	(568)	—	—	—	—	—	(568)
Issuances of common stock	1	—	—	—	—	—	1
Other	(10)	(130)	(42)	—	(4)	—	(186)
Net cash provided by (used in) financing activities	(464)	(2,966)	(354)	(262)	(11)	—	(4,057)
Investing Activities:
Net transactions with affiliates	472	3,296	551	256	(4,575)	—	—
Capital expenditures	(24)	—	—	—	(3,484)	—	(3,508)
Cash paid for intangible assets	(6)	—	—	—	(377)	—	(383)
Acquisitions, net of cash acquired	—	—	—	—	(36)	—	(36)
Proceeds from sales of investments	—	—	—	—	31	—	31
Purchases of investments	—	—	—	—	(142)	—	(142)
Other	—	—	—	—	37	—	37
Net cash provided by (used in) investing activities	442	3,296	551	256	(8,546)	—	(4,001)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(333)	—	(333)
Cash and cash equivalents, beginning of period	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of period	$—	$—	$—	$—	862	$—	$862

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(172)	$(356)	$(187)	$25	$8,063	$—	$7,373
Financing Activities:
Proceeds from borrowings	1,998	1,500	—	—	15	—	3,513
Retirement and repayments of debt	(300)	(350)	(300)	(154)	(39)	—	(1,143)
Repurchases of common stock	(2,800)	—	—	—	—	—	(2,800)
Dividends paid	(367)	—	—	—	—	—	(367)
Issuances of common stock	53	—	—	—	—	—	53
Other	(3)	—	—	(53)	(92)	—	(148)
Net cash provided by (used in) financing activities	(1,419)	1,150	(300)	(207)	(116)	—	(892)
Investing Activities:
Net transactions with affiliates	1,753	(794)	487	182	(1,628)	—	—
Capital expenditures	(124)	—	—	—	(3,913)	—	(4,037)
Cash paid for intangible assets	—	—	—	—	(376)	—	(376)
Acquisitions, net of cash acquired	—	—	—	—	(700)	—	(700)
Proceeds from sales of investments	—	—	—	—	452	—	452
Purchases of investments	—	—	—	—	(67)	—	(67)
Other	(38)	—	—	—	36	—	(2)
Net cash provided by (used in) investing activities	1,591	(794)	487	182	(6,196)	—	(4,730)
Increase (decrease) in cash and cash equivalents	—	—	—	—	1,751	—	1,751
Cash and cash equivalents, beginning of period	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$2,714	$—	$2,714

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are the nation’s leading provider of cable services, offering a variety of entertainment, information and communications services to residential and commercial customers. As of September 30, 2009, our cable systems served approximately 23.8 million video customers, 15.7 million high-speed Internet customers and 7.4 million phone customers and passed over 51 million homes in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our revenue. Our Cable segment generates revenue primarily through subscriptions to our video, high-speed Internet and phone services (“cable services”). Other Cable segment revenue sources include advertising and the operation of our regional sports networks. Our other reportable segment, Programming, consists primarily of our consolidated national programming networks, including E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from the sale of advertising, from monthly per subscriber license fees paid by multichannel video providers and from licensing our programming internationally.

Highlights and business developments for the nine months ended September 30, 2009 include the following:

•	an increase in consolidated revenue of 4.3% to approximately $26.6 billion and an increase in consolidated operating income of 8.5% to approximately $5.4 billion compared to the same period in 2008

•

an increase in Cable segment revenue of 4.3% to approximately $25.2 billion and an increase in operating income before depreciation and amortization of 4.8% to approximately $10.2 billion compared to the same period in 2008

•

the addition of approximately 755,000 high-speed Internet customers, approximately 906,000 digital phone customers, and a net decrease of approximately 424,000 video customers with the addition or upgrade from analog of approximately 1.0 million digital video customers

•	a reduction in Cable segment capital expenditures of 11.0% to approximately $3.4 billion compared to the same period in 2008

•	the repurchase of approximately 31.6 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $465 million

•	a decrease in our total debt primarily due to approximately $2.0 billion of scheduled debt maturities and approximately $1.3 billion related to the completion of a cash tender offer

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2009	2008		2009	2008
Revenue	$8,802	$8,549	3.0%	$26,575	$25,491	4.3%
Costs and Expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)	5,476	5,312	3.1	16,270	15,729	3.4
Depreciation	1,362	1,332	2.2	4,148	4,093	1.3
Amortization	253	235	8.1	760	694	9.6
Operating income	1,711	1,670	2.4	5,397	4,975	8.5
Other income (expense) items, net	(574)	(513)	11.8	(1,641)	(1,498)	9.5
Income before income taxes	1,137	1,157	(1.7)	3,756	3,477	8.0
Income tax expense	(203)	(401)	(49.4)	(1,088)	(1,364)	(20.2)
Net income from consolidated operations	934	756	23.6	2,668	2,113	26.3
Net (income) loss attributable to noncontrolling interests	10	15	(33.4)	15	22	(33.5)
Net income attributable to Comcast Corporation	$944	$771	22.5%	$2,683	$2,135	25.7%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable segment and Programming segment accounted for substantially all of the increases in consolidated revenue for the three and nine months ended September 30, 2009 compared to the same periods in 2008. Our other business activities consist primarily of Comcast Interactive Media and Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable segment and Programming segment accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and nine months ended September 30, 2009 compared to the same periods in 2008. The remaining changes related to our other business activities, primarily growth in our Comcast Interactive Media business and Comcast Spectacor. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

Depreciation expense for the three and nine months ended September 30, 2009 increased slightly compared to the same periods in 2008 primarily due to increases in property and equipment.

The increases in amortization expense for the three and nine months ended September 30, 2009 compared to the same periods in 2008 were primarily due to increases in software intangibles.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 12 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Operating Results

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video(a)	$4,777	$4,767	$10	0.2%
High-speed Internet	1,930	1,822	108	5.9
Phone	829	690	139	20.2
Advertising(a)	321	381	(60)	(15.6)
Other(a)	261	243	18	7.0
Franchise fees	238	228	10	4.2
Revenue	8,356	8,131	225	2.8
Operating expenses(a)	3,340	3,182	158	5.0
Selling, general and administrative expenses(a)	1,702	1,698	4	0.2
Operating income before depreciation and amortization	$3,314	$3,251	$63	2.0%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video(a)	$14,590	$14,345	$245	1.7%
High-speed Internet	5,768	5,364	404	7.5
Phone	2,407	1,917	490	25.6
Advertising(a)	908	1,132	(224)	(19.8)
Other(a)	798	710	88	12.3
Franchise fees	710	679	31	4.5
Revenue	25,181	24,147	1,034	4.3
Operating expenses(a)	10,035	9,486	549	5.8
Selling, general and administrative expenses(a)	4,925	4,906	19	0.4
Operating income before depreciation and amortization	$10,221	$9,755	$466	4.8%

(a) Reclassifications have been made to 2008 amounts to conform to classifications used in 2009.

Cable Segment Revenue

Video

Our video revenue increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to rate adjustments and customer upgrades to digital and advanced services, offset by a net decline in video customers. During the three and nine months ended September 30, 2009, the number of video customers decreased by approximately 132,000 and 424,000, respectively, primarily due to increased competition in our service areas, as well as the weakness in the economy. During the three and nine months ended September 30, 2009, we added or upgraded approximately 463,000 and 1.0 million customers to our digital video service, respectively. As of September 30, 2009, approximately 76% of our 23.8 million video customers subscribed to at least one of our digital video services. Our average monthly video revenue per video customer increased to approximately $68 as of September 30, 2009 from approximately $65 as of September 30, 2008. Continued competition and weak economic conditions are expected to result in further declines in the number of video customers.

High-Speed Internet

Our high-speed Internet revenue increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 were primarily due to increases in the number of residential and commercial customers. During the three and nine months ended September 30, 2009, we added approximately 361,000 and 755,000 high-speed Internet customers, respectively. Average monthly revenue per high-speed Internet customer has remained relatively stable. The rate of residential customer and revenue growth has slowed due to increased competition and weak economic conditions.

Phone

Our phone revenue increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 due to increases in the number of phone customers. During the three and nine months ended September 30, 2009, we added approximately 375,000 and 906,000 digital phone customers, respectively. Average monthly revenue per phone customer has remained relatively stable. The rate of customer and revenue growth has slowed due to increased competition and weak economic conditions.

Advertising

Advertising revenue decreased for the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to a decline in the overall television advertising market as a result of weak economic conditions, particularly in the automotive and housing sectors, and a decline in political advertising.

Other

We also generate revenue from our regional sports networks, our digital media center, on-screen guide advertising, commissions from electronic retailing networks and fees for other services.

Franchise Fees

The increases in franchise fees collected from our cable customers for the three and nine months ended September 30, 2009 compared to the same periods in 2008 were primarily due to increases in the revenue on which the fees apply.

Cable Segment Operating Expenses

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video programming	$1,759	$1,617	$142	8.8%
Technical labor	561	559	2	0.2
High-speed Internet	123	131	(8)	(5.8)
Phone	154	179	(25)	(14.3)
Other	743	696	47	6.9
Total operating expenses	$3,340	$3,182	$158	5.0%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Video programming	$5,292	$4,847	$445	9.2%
Technical labor	1,707	1,598	109	6.8
High-speed Internet	360	405	(45)	(11.1)
Phone	471	561	(90)	(16.0)
Other	2,205	2,075	130	6.3
Total operating expenses	$10,035	$9,486	$549	5.8%

Video programming expenses increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to rate increases, additional digital customers and additions to the number of programming options we offer. Technical labor expenses increased during the nine months ended

September 30, 2009 compared to the same period in 2008 primarily due to the activity associated with the transition by broadcasters from analog to digital transmission.

High-speed Internet expenses and phone expenses include certain direct costs identified by us for providing these services but do not fully reflect the amounts for operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these captions. Our high-speed Internet and phone expenses decreased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to lower support service costs that were the result of operating efficiencies and our entering into new contracts with lower cost providers and renegotiating existing contracts. Other expenses increased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to the continued expansion of our cable services to small and medium-sized businesses and an increase in franchise fees.

Cable Segment Selling, General and Administrative Expenses

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Customer service	$476	$443	$33	7.4%
Marketing	442	426	16	3.7
Administrative and other	784	829	(45)	(5.5)
Total selling, general and administrative expenses	$1,702	$1,698	$4	0.2%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Customer service	$1,415	$1,319	$96	7.3%
Marketing	1,213	1,236	(23)	(1.8)
Administrative and other	2,297	2,351	(54)	(2.4)
Total selling, general and administrative expenses	$4,925	$4,906	$19	0.4%

Customer service expenses increased during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to activity associated with the transition of more of our programming to digital transmission. Customer service expenses increased during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to the activity associated with the transition by broadcasters from analog to digital transmission during the first half of the year and the transition of more of our programming to digital transmission. Marketing expenses increased during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to the launch of new marketing campaigns. Marketing expenses decreased during the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to lower costs for media advertising. Administrative and other expenses decreased during the three and nine months ended September 30, 2009 compared to the same periods in 2008 primarily due to the impact of our divisional reorganization and other cost reduction programs implemented in 2008.

Programming Segment Operating Results

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Revenue	$383	$347	$36	10.3%
Operating, selling, general and administrative expenses	265	242	23	9.4
Operating income before depreciation and amortization	$118	$105	$13	12.5%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2009	2008	$	%
Revenue	$1,128	$1,076	$52	4.8%
Operating, selling, general and administrative expenses	785	769	16	2.0
Operating income before depreciation and amortization	$343	$307	$36	11.9%

Programming Segment Revenue

Programming segment revenue increased during the three months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in programming license fee revenue and a favorable adjustment to advertising revenue impacted by reduced reserves for ratings commitments. Programming segment revenue increased for the nine months ended September 30, 2009 compared to the same period in 2008 primarily due to an increase in programming license fee revenue, which was partially offset by a decrease in advertising revenue. For the three and nine months ended September 30, 2009, advertising accounted for approximately 42% and 41%, respectively, of total Programming segment revenue. For the three and nine months ended September 30, 2008, advertising accounted for approximately 43% and 44%, respectively, of total Programming segment revenue. For each of the three and nine months ended September 30, 2009, approximately 12% of our Programming segment revenue was generated from our Cable segment. For the three and nine months ended September 30, 2008, approximately 13% and 12%, respectively, of our Programming segment revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented in the table above.

Consolidated Other Income (Expense) Items

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2009	2008	2009	2008
Interest expense	$(707)	$(601)	$(1,828)	$(1,840)
Investment income (loss), net	148	74	218	83
Equity in net income (losses) of affiliates, net	(17)	3	(44)	(36)
Other income (expense)	2	11	13	295
Total	$(574)	$(513)	$(1,641)	$(1,498)

Interest Expense

The increase in interest expense for the three months ended September 30, 2009 compared to the same period in 2008 was primarily due to the effects of early extinguishment costs associated with the repayment and redemption of our debt obligations in connection with a cash tender transaction in July 2009. We recognized approximately $180 million of interest expense primarily associated with the premiums incurred in the cash tender transaction during the three months ended September 30, 2009. The increase was partially offset by a decrease in our average debt outstanding and a decrease in interest rates on our variable rate debt and on debt subject to variable interest rate swap agreements. The decrease in interest expense for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the effects of the decrease in our average debt outstanding, as well as to decreases in interest rates on our variable rate debt and on debt subject to variable interest rate swap agreements, partially offset by the effects of higher early extinguishment costs associated with the repayment and redemption of our debt obligations in the 2009 period.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2009 and 2008 are presented in a table in Note 4 to our condensed consolidated financial statements.

Other Income (Expense)

For the nine months ended September 30, 2008, other income included a gain of approximately $235 million on the sale of our 50% interest in the Insight asset pool in connection with the Insight transaction.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2009 and 2008 reflects income tax rates that differ from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2009 was reduced by approximately $251 million and $436 million, respectively, primarily due to the recognition of tax benefits associated with uncertain tax positions and related interest and certain corporate reorganizations (see Note 13), which primarily affected our deferred income tax liabilities and other noncurrent liabilities. As a result of these items, we expect our 2009 annual effective tax rate to be below our normal rate of approximately 40%. Income tax expense was reduced by approximately $80 million during the 2008 periods due to the settlement of an uncertain tax position and the net impact of certain changes in state tax laws. Adjustments to uncertain tax positions and related interest and changes in state tax laws may continue to impact our income tax expense in the future.

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

Operating Activities

Details of net cash provided by operating activities are presented in the table below.

	Nine Months Ended September 30
(in millions)	2009	2008
Operating income	$5,397	$4,975
Depreciation and amortization	4,908	4,787
Operating income before depreciation and amortization	10,305	9,762
Noncash share-based compensation expense	192	195
Changes in operating assets and liabilities	(239)	(276)
Cash basis operating income	10,258	9,681
Payments of interest	(1,678)	(1,795)
Payments of income taxes	(940)	(589)
Proceeds from interest and dividends received	85	91
Excess tax benefit under share-based compensation presented in financing activities	—	(15)
Net cash provided by operating activities	$7,725	$7,373

The decrease in interest payments for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to the effects of decreases in interest rates on debt subject to variable interest rate swap agreements and to the maturity in 2008 of certain of our higher rate debt. The increase in income tax payments for the nine months ended September 30, 2009 compared to the same period in 2008 was primarily due to higher 2009 taxable income and a tax payment made in 2009 that related to 2008, partially offset by the net benefits from the 2008 and 2009 economic stimulus legislation.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2009 consisted primarily of debt repurchases and repayments, share repurchases, and dividend payments totaling $5.7 billion, which were offset by cash proceeds from borrowings of $1.8 billion.

In July 2009, we completed a cash tender to purchase $1.3 billion aggregate principal amount of certain of our outstanding notes. During the three months ended September 30, 2009, we recognized additional interest expense of approximately $180 million primarily associated with the premiums incurred in the tender offer. The premiums related to the tender offer are included in other financing activities. See Note 5 to our condensed consolidated financial statements for further details on our borrowings and repayments of debt.

We have in the past made and may from time to time in the future make optional repayments on our debt obligations depending on various factors, such as market conditions. These repayments may include repurchases of our outstanding public notes and debentures.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and commercial paper program to meet our short-term liquidity requirements. As of September 30, 2009, amounts available under our facilities totaled approximately $6.2 billion.

Share Repurchases

During the nine months ended September 30, 2009, we repurchased approximately 31.6 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $465 million. Approximately $27 million, or 1.7 million shares, of our share repurchases did not settle until October 2009.

As of September 30, 2009, we had approximately $3.6 billion of availability remaining under our share repurchase authorization. We may repurchase stock from time to time subject to market conditions.

Dividends

In February, May, July and October 2009, our Board of Directors approved a quarterly dividend of $0.0675 per share as part of our planned annual dividend of $0.27 per share.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2009	$195	April
Three months ended June 30, 2009	$194	July
Three months ended September 30, 2009	$193	October

Dividends declared in October 2009 are expected to be paid in January 2010.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2009 consisted primarily of cash paid for capital expenditures of $3.5 billion and cash paid for intangible assets of $383 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes are critical in the preparation of our consolidated financial statements. We performed our annual impairment testing as of July 1, 2009 and no impairment charge was recorded.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our Board-authorized share repurchase program during the three months ended September 30, 2009.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program (a)
July 1-31, 2009	—	$—	—	$—	$3,891,036,092
August 1-31, 2009	—	$—	—	$—	$3,891,036,092
September 1-30, 2009	16,097,056	$15.53	16,097,056	$250,001,477	$3,641,034,615
Total	16,097,056	$15.53	16,097,056	$250,001,477	$3,641,034,615

(a)

In 2007, the Board of Directors authorized a $7 billion addition to the existing share repurchase program. Under the authorization, we may repurchase shares in the open market or in private transactions subject to market conditions. The share repurchase program does not have an expiration date. As of September 30, 2009, we had approximately $3.6 billion of availability remaining under our share repurchase authorization. We may repurchase stock from time to time subject to market conditions.

The total number of shares purchased during the three months ended September 30, 2009 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
4.1

Second Supplemental Indenture, dated August 31, 2009, to the Indenture between Comcast Corporation, Comcast Cable Communications, LLC, Comcast Cable Holdings, LLC, Comcast MO Group, Inc. and Comcast MO of Delaware, LLC and The Bank of New York Mellon, as Trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2009).

31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2009, filed with the Securities and Exchange Commission on November 4, 2009, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; (v) the Condensed Consolidated Statement of Comprehensive Income and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: November 4, 2009