Form 10-K
period 2009-12-31
COMCAST CORP
filed 2010-02-23
CIK 1166691

FORM 10-K

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009
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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. ☒

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer ☒                 Accelerated filer ☐                 Non-accelerated filer ☐                 Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2009, the aggregate market value of the Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $29.778 billion and $11.063 billion, respectively.

As of December 31, 2009, there were 2,063,073,161 shares of Class A common stock, 765,056,270 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—The Registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2010.

Comcast Corporation

2009 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2009. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

Our registered trademarks include Comcast and the Comcast logo. This Annual Report on Form 10-K also contains other trademarks, service marks and trade names owned by us as well as those owned by others.

Part I

Item 1: Business

We are a leading provider of video, high-speed Internet and phone services (“cable services”), offering a variety of entertainment, information and communications services to residential and commercial customers. As of December 31, 2009, our cable systems served approximately 23.6 million video customers, 15.9 million high-speed Internet customers and 7.6 million phone customers and passed over 51.2 million homes and businesses in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our consolidated revenue. Our Cable segment also includes the operations of our regional sports networks. Our Programming segment consists primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, G4 and Style. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963.

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses, including Comcast.net, Fancast, the Platform, Fandango, Plaxo and DailyCandy. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a large, multipurpose arena in Philadelphia, the Wachovia Center, and provides facilities management services, including food services, for sporting events, concerts and other events. Comcast Interactive Media, Comcast Spectacor and all other consolidated businesses not included in our Cable or Programming segments are included in “Corporate and Other” activities.

For financial and other information about our reportable segments, refer to Item 8, Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Available Information and Websites

Our phone number is (215) 286-1700, and our principal executive offices are located at One Comcast Center, Philadelphia, PA 19103-2838. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the SEC’s website at www.sec.gov and on our website at www.comcast.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our website is not incorporated into our SEC filings.

General Developments of Our Businesses

The following are the more significant developments in our businesses during 2009:

•	an increase in consolidated revenue of 3.9% to approximately $35.8 billion and an increase in consolidated operating income of 7.2% to approximately $7.2 billion

•	an increase in Cable segment revenue of 3.8% to approximately $33.9 billion and an increase in operating income before depreciation and amortization of 4.0% to approximately $13.7 billion

•	an increase in Programming segment revenue of 4.9% to approximately $1.5 billion and an increase in operating income before depreciation and amortization of 7.5% to approximately $389 million

•	the addition of approximately 1.0 million high-speed Internet customers and approximately 1.1 million phone customers; a decrease of approximately 623,000 video customers

•	a reduction in Cable segment capital expenditures of 9.2% to approximately $5.0 billion

•

the continued investment in service enhancements, including the transition from analog to digital transmission of approximately 40 to 50 of the channels we distribute (“our all digital conversion”), which allows us to recapture bandwidth and expand our video service offerings; the continued deployment of DOCSIS 3.0 wideband technology, which allows us to offer faster high-speed Internet service; the offering of certain cable network programming to our customers online through Fancast XFINITY TV; and the initial deployment of 4G wireless high-speed Internet service in certain markets

•

a decrease in our total debt outstanding of $3.4 billion or 10.4% to approximately $29.1 billion, which is primarily due to repayment of scheduled debt and the repurchase of debt securities prior to their scheduled maturities

•	the repurchase of approximately 49.8 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $765 million

•

we declared dividends of approximately $850 million in 2009 and paid approximately $761 million in 2009; in February 2009, our Board of Directors increased the planned annual dividend by 8% to $0.27 per share; and in December 2009, it increased the planned annual dividend by 40% to $0.378 per share, with the first quarterly payment of $0.0945 per share occurring in January 2010

1	Comcast 2009 Annual Report on Form 10-K

•

we entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments. We will contribute our national programming networks, our regional sports networks, other programming networks and certain of our Internet businesses. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010. Refer to “Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations” for further details.

We operate our businesses in an intensely competitive environment. Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) operators and phone companies. In 2009, our competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer. In addition, a substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Intensifying competition and the weak economy negatively affected our results of operations in 2009 and may continue to impact our results of operations in the future.

Description of Our Businesses

Cable Segment

The table below summarizes certain customer and penetration data for our cable operations as of December 31.

(in millions)	2009	2008	2007	2006	2005
Homes passed(a)	51.2	50.6	48.5	45.7	38.6
Video
Video customers(b)	23.6	24.2	24.1	23.4	20.3
Video penetration(c)	46.0%	47.8%	49.6%	51.3%	52.7%
Digital video customers(d)	18.4	17.0	15.2	12.1	9.1
Digital video penetration(c)	78.2%	70.3%	63.1%	51.9%	44.8%
High-speed Internet
Available homes(e)	50.8	50.3	48.1	45.2	38.2
Internet customers	15.9	14.9	13.2	11.0	8.1
Penetration(c)	31.4%	29.7%	27.5%	24.4%	21.1%
Phone
Available homes(e)	48.4	46.7	42.2	31.5	19.6
Phone customers	7.6	6.5	4.6	2.4	1.2
Penetration(c)	15.7%	13.9%	10.8%	7.6%	6.0%

Basis of Presentation: Information related to cable system acquisitions is included from the date acquired. Information related to cable systems sold or exchanged is excluded for all periods presented. All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

Homes and businesses are considered passed (“homes passed”) if we can connect them to our distribution system without further extending the transmission lines. As described in Note (b) below, in the case of certain multiple dwelling units (“MDUs”), such as apartment buildings and condominium complexes, homes passed are counted on an adjusted basis. Homes passed is an estimate based on the best available information.

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

(d)

Digital video customers are those who receive any level of video service via digital transmissions through any means, including customers who receive a digital transmission as a result of our all digital conversion. A dwelling with one or more digital set-top boxes counts as one digital video customer. On average, as of December 31, 2009, each digital video customer had 2.0 digital set-top boxes, including digital transport adapters (“DTAs”).

(e)

Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further upgrading the transmission lines and if we offer the service in that area. Available homes for phone include digital and circuit-switched homes. See also Note (a) above.

Comcast 2009 Annual Report on Form 10-K	2

Cable Services

We offer a variety of services over our cable systems, including video, high-speed Internet and phone services. We market our cable services individually and in packages. Substantially all of our customers are residential customers. We have traditionally offered our video services to restaurants and hotels, and we are now also offering our cable services to small and medium-sized businesses (“commercial services”). Subscription rates and related charges vary according to the service selected and the type of equipment the customer uses, and customers typically pay us on a monthly basis. Residential customers may generally discontinue service at any time, while commercial customers may only discontinue service in accordance with the terms of their respective contracts, which typically have one to three year terms.

We are focusing our technology initiatives on extending the capacity and efficiency of our networks, increasing the capacity and functionality of advanced set-top boxes, developing and integrating cross-service features and functionality, and developing interactive Internet protocol-based services.

Video Services

Our video service offerings range from a limited analog service to a full digital service, as well as advanced services, which consist of high-definition television (“HDTV”) and/or digital video recorders (“DVR”). We tailor our video services for each cable system serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

Our analog video services range from a limited basic service with access to between 20 and 30 channels of programming to an expanded basic service with access to between 60 and 80 channels of programming. Our digital video services range from a digital starter service with access to between 40 and 50 channels to a full digital service with access to over 250 channels. Our video services generally include programming provided by national and local broadcast networks, national and regional cable networks, as well as governmental and public access programming. Our digital video services generally include access to over 40 music channels, our On Demand service and an interactive, on-screen program guide. We also offer some packages with extensive amounts of Spanish-language programming, as well as specialty tiers with sports, family or international themes.

Our video customers may also subscribe to premium channel programming. Premium channels include cable networks such as HBO, Showtime, Starz and Cinemax, which generally offer, without commercial interruption, movies, original programming, live and taped sporting events, concerts and other special features.

Our On Demand service provides our digital video customers the opportunity to choose from a selection of more than 17,000 standard-definition and high-definition programming choices over the course of a month; start the programs at whatever time is convenient; and pause, rewind and fast-forward the programs. The majority of our On Demand content is available to our digital video customers at no additional charge. Digital video customers subscribing to a premium channel generally have access to the premium channel’s On Demand content without additional fees. We also offer a fee-based On Demand service that provides our video customers the opportunity to order individual new release and library movies and special-event programs, such as professional boxing, professional wrestling and concerts. We are continuing to expand the number of On Demand choices, including HDTV programming choices.

Our HDTV service provides our video customers with improved, high-resolution picture quality, improved audio quality and a wide-screen format. Our HDTV service offers our digital video customers a broad selection of high-definition programming choices, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks. In addition, our On Demand service provides over 2,600 HDTV programming choices over the course of a month. Our DVR service lets digital video customers select, record and store programs and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind “live” television. During 2009, we began to offer certain cable network programming online to customers of both our video and high-speed Internet services through Fancast XFINITY TV.

High-Speed Internet Services

We offer high-speed Internet services with Internet access at downstream speeds of up to 50 Mbps, depending on the service selected and subject to geographic market availability. These services also include our interactive portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of content and value-added features and enhancements that are designed to take advantage of the speed of the Internet services we provide. Our commercial high-speed Internet service also includes a website hosting service and an online tool that allows customers to share, coordinate and store documents.

Phone Services

We offer a Voice over Internet Protocol (“VoIP”) digital phone service that provides either usage-based or unlimited local and domestic long-distance calling, including features such as voice mail, caller ID and call waiting. We phased out substantially all of our circuit-switched phone service in 2008. Our commercial phone service also includes a business directory listing and the option to add multiple phone lines.

Advertising

As part of our programming license agreements with programming networks, we often receive an allocation of scheduled advertising

3	Comcast 2009 Annual Report on Form 10-K

time that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link between multiple providers for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator. We are also in the process of developing technology for interactive advertising.

Regional Sports Networks

Our regional sports networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet California (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest (Portland), Comcast Sports Southwest (Houston) and Comcast SportsNet Bay Area (San Francisco). These networks generate revenue from monthly per subscriber license fees paid by multichannel video providers and through the sale of advertising.

Other Revenue Sources

We also generate revenue from our digital media center, commissions from electronic retailing networks and fees from other services.

Sources of Supply

To offer our video services, we license a substantial portion of our programming and the associated On Demand offerings from broadcast and cable programming networks, and we generally pay a monthly fee for such programming on a per video subscriber, per channel basis. We attempt to secure long-term programming licenses with volume discounts and/or marketing support and incentives from these programming networks. We also license individual programs or packages of programs from programming suppliers for our On Demand service, generally under shorter-term agreements.

Our video programming expenses depend on the number of our video customers, the number of channels and programs we provide, and the programming license fees we are charged. We expect our video programming expenses to continue to be our largest single expense item and to increase in the future.

We purchase a significant number of set-top boxes and network equipment and services that we use in providing our cable services from a limited number of suppliers.

For our high-speed Internet portal, Comcast.net, we license software products (such as e-mail and security software) and content (such as news feeds) from a variety of suppliers under contracts in which we generally pay on a fixed-fee basis, on a per customer basis in the case of software product licenses or on a video advertising revenue share basis in the case of content licenses.

To offer our phone services, we license software products (such as voice mail) from a variety of suppliers under multiyear contracts. The fees we pay are based on the consumption of the related services.

We utilize two vendors to provide our subscriber billing.

Customer and Technical Services

We service our customers through local, regional and national call and technical centers. Call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, transmission and distribution plant maintenance, plant upgrades, and activities related to customer service.

Technology

Our cable systems employ a network architecture of hybrid fiber coax that we believe is sufficiently flexible and scalable to support our future technology requirements. This network allows the two-way delivery of transmissions, which is essential to providing interactive video services, such as On Demand, and high-speed Internet and phone services.

We continue to work on technology initiatives, including:

•	the development of cross-platform functionality that integrates key features of two or more of our services (such as universal caller ID and a remotely programmable DVR)

•

the deployment of multiple tools to recapture bandwidth and optimize our network, including increasing the number of nodes in a service area, using advanced video encoding and digital compression technologies, transitioning from analog to digital transmission as part of our all digital conversion, and deploying switched digital technology, which transmits only those digital standard-definition and high-definition video channels that are being watched within a given grouping of households at any given moment

•	the development of technology and software to better identify problems within our cable services and to allow for better integration of our software with third party software

•

working with members of CableLabs, a nonprofit research and development consortium founded by members of the cable industry, to develop and integrate a common software platform, known as tru2way, that enables cable companies, content developers, network programmers, consumer electronics companies and others to extend interactivity to the TV set and other types of devices

Comcast 2009 Annual Report on Form 10-K	4

•	exploring wireless options to extend our services outside the home to provide mobility and create new features that integrate with our services, including through our investment in Clearwire

•	offering of certain cable network programming to our customers online through Fancast XFINITY TV

Sales and Marketing

We offer our products and services directly to residential and commercial customers through our call centers, door-to-door selling, direct mail advertising, television advertising, Internet advertising, local media advertising, telemarketing and retail outlets. We also market our video, high-speed Internet and phone services individually and as bundled services.

Competition

We operate our businesses in an intensely competitive environment. We compete with a number of different companies that offer a broad range of services through increasingly diverse means. Competition for the cable services we offer consists primarily of DBS operators and phone companies. In 2009, our competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer. In addition, phone companies have continued to expand their service areas, which now overlap a substantial portion of our service areas. These competitive factors have had an impact on and are likely to continue to negatively affect our results of operations. In addition, we operate in a technologically complex environment where the use of certain types of technology may provide our competitors with a competitive advantage and where new technologies are likely to increase the number of competitors we face for our cable services and our advertising business. We expect advances in communications technology, as well as changes in the marketplace, to continue in the future, and we are unable to predict what effects these developments may have on our businesses and operations.

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming, data and other information to receiving dishes located on the customer’s premises

•

certain phone companies that have built and are continuing to build wireline fiber-optic-based networks, in some cases using Internet protocol technology, that provide video and high-speed Internet services in substantial portions of our service areas; these phone companies also market DBS service in certain areas where they provide only phone and high-speed Internet service

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•	satellite master antenna television systems, known as SMATVs, that generally serve MDUs, office complexes, and residential developments

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable services. The FCC adopted rules favoring new investment by certain phone companies in networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video service offerings. Furthermore, the FCC and various state governments have adopted measures that reduce or eliminate local franchising requirements for new entrants into the multichannel video marketplace, including phone companies. Certain of these franchising entry measures have already been adopted in many states in which we operate. We believe that we have been and continue to be materially disadvantaged as a result of these FCC rules, which apply less burdensome standards for certain types of our competitors (see “Legislation and Regulation” below).

Direct broadcast satellite systems

According to recent government and industry reports, conventional, medium-power and high-power satellites provide video programming to approximately 38 million customers in the United States. DBS providers with high-power satellites typically offer more than 250 channels of programming, including video services substantially similar to those offered by our video services. Two companies, DIRECTV and DISH Network, provide service to substantially all of these DBS customers.

High-power satellite service can be received throughout the continental United States through small rooftop or side-mounted outdoor antennas. Satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to their customers. Our digital video services are competitive with the programming, channel capacity and quality of signals currently delivered to customers by DBS providers.

Federal law generally provides satellite systems with access to cable-affiliated video programming services delivered by satellite. DBS providers also have marketing arrangements with certain phone companies in which the DBS provider’s video services are sold together with the phone company’s high-speed Internet and phone services.

Phone companies

Certain phone companies, in particular AT&T and Verizon, have built and continue to build fiber-optic-based networks to provide

5	Comcast 2009 Annual Report on Form 10-K

cable services similar to ours. These phone companies now offer their video services in a substantial portion of our service areas. In some areas, this expansion has been accelerated by certain regulatory authorities adopting new rules designed to ease the franchising process and reduce franchising burdens for new providers of video services and by some phone companies claiming that they can provide their video services without a local cable franchise (see “Legislation and Regulation” below). In some areas, these phone companies also have marketing arrangements with DBS providers in which their high-speed Internet and phone services are sold together with a DBS provider’s video services.

Other wireline providers

We operate our cable systems under nonexclusive franchises that are issued by a local governing body, such as a city council or county board of supervisors or, in some cases, by a state regulatory agency. Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to phone companies, various other companies, including those that traditionally have not provided cable services and have substantial financial resources (such as public utilities, including those that own some of the poles to which our cables are attached), have obtained cable franchises and provide competing cable services. These and other cable systems offer cable services in various areas where we hold franchises. We anticipate that facilities-based competitors may emerge in other franchise areas that we serve.

Satellite master antenna television systems

Our cable services also compete for customers with SMATV systems. SMATV system operators typically are not subject to regulation in the same manner as local, franchised cable system operators. SMATV systems offer customers both improved reception of local television broadcast stations and much of the programming offered by our cable systems. In addition, some SMATV system operators offer packages of video, Internet and phone services to residential and commercial developments.

Other competitors

Our cable services also may compete to some degree for customers with other companies, such as:

•	online services that offer Internet video streaming, downloading and distribution of movies, television shows and other video programming

•	local television broadcast stations that provide multiple channels of free over-the-air programming

•	wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming

•	video rental services and home video products

High-Speed Internet Services

We compete with a number of companies offering Internet services, many of which have substantial resources, including:

•	wireline phone companies

•	Internet service providers, such as AOL, Earthlink and Microsoft

•	wireless phone companies and other providers of wireless Internet service

•	power companies

Digital subscriber line (“DSL”) technology allows Internet access to be provided to customers over phone lines at data transmission speeds substantially greater than those of dial-up modems. Phone companies and certain other companies offer DSL service, and several of these companies have increased transmission speeds, lowered prices or created bundled service packages. In addition, some phone companies, such as AT&T and Verizon, have built and are continuing to build fiber-optic-based networks that allow them to provide data transmission speeds that exceed those that can be provided with DSL technology and are now offering these higher speed services in many of our service areas. The FCC has reduced the obligations of phone companies to offer their broadband facilities on a wholesale or retail basis to competitors, and it has freed their DSL services of common carrier regulation.

Various wireless phone companies are offering 3G and 4G wireless high-speed Internet services. In addition, a growing number of commercial areas, such as retail malls, restaurants and airports, offer Wi-Fi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and WiMAX Internet access networks, and commercial WiMAX offerings are being rolled out in some of our service areas by competing wireless providers.

Phone Services

Our phone services compete against wireline phone companies, including competitive local exchange carriers (“CLECs”), wireless phone service providers and other VoIP service providers. Certain phone companies, such as AT&T and Verizon, have substantial capital and other resources, longstanding customer relationships and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources.

Advertising

We compete for the sale of advertising against a wide variety of media, including local television broadcast stations, national television broadcast networks, national and regional programming networks, local radio broadcast stations, local and regional newspapers, magazines and Internet sites.

Comcast 2009 Annual Report on Form 10-K	6

Programming Segment

Our Programming segment consists primarily of our consolidated national programming networks. The table below presents a summary of our consolidated national programming networks.

Programming Network	Approximate U.S. Subscribers at December 31, 2009 (in millions)	Description of Programming
E!	86	Entertainment
Golf Channel	74	Golf and golf-related
VERSUS	54	Sports and leisure
G4	59	Gamer lifestyle
Style	57	Lifestyle

Revenue for our programming networks is primarily generated from monthly per subscriber license fees paid by multichannel video providers that have typically entered into multiyear contracts to distribute our programming networks, the sale of advertising and the licensing of our programming internationally. To obtain long-term contracts with distributors, we may make cash payments, provide an initial period in which license fee payments are waived or do both. Our programming networks assist distributors with ongoing marketing and promotional activities to acquire and retain customers. Although we believe prospects of continued carriage and marketing of our programming networks by larger distributors are generally good, the loss of one or more of such distributors could have a material adverse effect on our programming networks.

Sources of Supply

Our programming networks often produce their own television programs and broadcasts of live events. This often requires us to acquire the rights to the content that is used in such productions (such as rights to screenplays or sporting events). In other cases, our programming networks license the cable telecast rights to television programs produced by third parties.

Competition

Our networks compete with other programming networks for distribution and programming. In addition, our programming networks compete for audience share with all other forms of programming provided to viewers, including broadcast networks, local television broadcast stations, pay and other cable networks, home video, pay-per-view and video on demand services, and Internet sites. Finally, our programming networks compete for advertising revenue with other national and local media, including other television networks, television stations, radio stations, newspapers, Internet sites and direct mail.

Other Businesses

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses focused on entertainment, information and communication, including Comcast.net, Fancast, the Platform, Fandango, Plaxo and DailyCandy. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a large, multipurpose arena in Philadelphia, the Wachovia Center, and provides facilities management services, including food services, for sporting events, concerts and other events.

We also own noncontrolling interests in certain networks and content providers, including FEARnet (33%), iN DEMAND (54%), MGM (20%), Music Choice (12%), PBS KIDS Sprout (40%), Pittsburgh Cable News Channel (30%), TV One (34%), and SportsNet New York (8%). In addition, we have noncontrolling interests in wireless-related companies, including Clearwire Communications LLC (9%) and SpectrumCo, LLC (64%).

Legislation and Regulation

Our Cable segment is subject to regulation by federal, state and local governmental authorities under applicable laws and regulations, as well as under agreements we enter into with franchising authorities. The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our Cable segment, including cable system ownership, video customer rates, carriage of broadcast television stations, how we sell our programming packages to customers, access to cable system channels by franchising authorities and other parties, the use of utility poles and conduits, and the offering of our high-speed Internet and phone services. Our Programming segment is also subject to some governmental regulation.

Federal regulation and regulatory scrutiny of our Cable and Programming segments have increased in recent years, even as the cable industry has become subject to increasing competition from DBS providers, phone companies and others for video, high-speed

7	Comcast 2009 Annual Report on Form 10-K

Internet and phone services. Meanwhile, the FCC has provided regulatory relief and various regulatory advantages to our competitors, examples of which are provided below. Further, in some areas, the Communications Act treats certain multichannel video programming distributors differently from others. For example, ownership limits, pricing and packaging regulation, must-carry rules and franchising regulations are not applicable to our DBS competitors. Regulation continues to present significant adverse risks to our businesses.

It is possible that federal regulators will condition their approval of the NBC Universal transaction on our agreeing to significant new regulatory obligations for our businesses or to limits on our business activities. Additionally, if our transaction with NBC Universal closes, we would become subject to the array of broadcasting regulations and public interest obligations applicable to NBC Universal’s broadcasting stations.

Regulators at all levels of government frequently consider changing, and sometimes do change, existing rules or interpretations of existing rules, or prescribe new ones. For example, some parties have proposed that the FCC subject our high-speed Internet services to the kinds of regulations that apply to common carrier telecommunications services, which would be a dramatic change from the regulatory approach that has applied to our high-speed Internet services to date. We are unable to predict how any such changes will ultimately affect the regulation of our businesses. In addition, we always face the risk that Congress or one or more states will approve legislation significantly affecting our businesses, such as proposed federal legislation that could substantially liberalize the procedures for union organization. The following paragraphs describe existing and potential future legal and regulatory requirements for our businesses.

Video Services

Ownership Limits

We currently serve approximately 24% of the multichannel video customers nationwide. In August 2009, a federal appellate court struck down an FCC order that had established a 30% limit on the percentage of multichannel video customers that any single cable operator could serve nationwide. While there is currently no limit on the number of video customers that a single cable operator can serve nationwide, the FCC may initiate consideration of a new ownership limit. However, even without the adoption of a new ownership limit, federal regulators (including the FCC and the Federal Trade Commission (“FTC”) and/or the Department of Justice) could refuse to approve certain transactions that increase the number of video customers we serve.

The FCC is assessing whether it should revise a limit on the number of affiliated programming networks that a cable operator may carry on its cable systems. While the FCC’s previous limit of

40% of the first 75 channels was struck down by a federal appellate court in 2001, the FCC continues to enforce the previous limit. The percentage of affiliated programming networks we currently carry is well below the previous limit. We expect to be able to comply with the previous limit if our transaction with NBC Universal closes, but compliance could become more difficult depending on what regulations the FCC adopts, if any.

Pricing and Packaging

The Communications Act and FCC regulations and policies limit the prices that cable operators may charge for basic service (whether transmitted in analog or digital), equipment and installation. These rules do not apply to cable systems that the FCC determines are subject to effective competition or where local or state franchising authorities have chosen not to regulate rates. As a result, 75% of our customers are not subject to rate regulation, and, as of December 31, 2009, we have pending before the FCC additional petitions for determination of effective competition for systems covering another 12% of our customers. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations on the cable industry, including proposals that would require cable operators to offer programming networks on an a la carte or themed-tier basis instead of, or in addition to, our current packaged offerings. As discussed under “Legal Proceedings” in Item 3, we and others are currently involved in litigation that could force us and other multichannel video programming distributors to offer programming networks on an a la carte basis. Additionally, uniform pricing requirements under the Communications Act may affect our ability to respond to increased competition through offers that aim to retain existing customers or regain those we have lost.

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial television stations. Alternatively, local television stations may insist that a cable operator negotiate for retransmission consent, which may enable popular stations to demand cash payments or other significant concessions (such as the carriage of, and payment for, other programming networks affiliated with the broadcaster) as a condition of transmitting the TV broadcast signals that video customers expect to receive. Now that broadcasters have completed their transition from analog to digital technology, cable operators generally are required to carry the primary digital programming stream of local broadcast stations, as well as an analog version of the primary digital programming stream on systems that are not all digital. These requirements are scheduled to last until June 12, 2012, subject to possible extensions. The FCC has provided a limited exemption from these requirements for cable systems with an activated channel capacity of 552 MHz or less. Under this exemption, which applies to certain of our cable systems, the operator is only obligated to carry an

Comcast 2009 Annual Report on Form 10-K	8

analog version of the broadcaster’s primary digital programming stream. The FCC may consider expanding must-carry rights in the future. Such expanded must-carry obligations could affect our ability to allocate bandwidth to provide more HDTV programming and On Demand services, faster Internet speeds and other services.

Program Access/Program Carriage/License Agreements

The Communications Act and the FCC’s program access rules generally prevent video programmers affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors, such as DBS providers and phone companies that offer multichannel video services, and limit the ability of such affiliated programmers to offer exclusive programming arrangements to cable operators. The FCC has extended the exclusivity restrictions through October 2012. We have joined a challenge to this FCC action in federal court. In addition, the Communications Act and the FCC’s program carriage rules prohibit cable operators and other multichannel video programming distributors from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its nonaffiliation in the selection, terms or conditions for carriage. The FCC is considering proposals to expand its program access and program carriage regulations. The adoption of one or more of these proposals could have an adverse effect on our businesses. In January 2010, the FCC adopted new rules that allow multichannel video programming distributors to file program access complaints to try to show that their lack of access to a terrestrially-delivered programming network has hindered significantly their ability to deliver video programming to subscribers. The rules are not yet in effect, and it is not yet clear whether and to what extent this will affect our terrestrially delivered regional sports network in Philadelphia. In addition, under the FCC’s order that approved our acquisition of Adelphia cable systems and related Time Warner transactions in July 2006, multichannel video programming distributors may invoke commercial arbitration against our regional sports networks as an alternative to filing a program access complaint with the FCC until July 2012. We have been, and from time to time continue to be, involved in program carriage disputes at the FCC and may continue to be subject to such disputes. Adverse decisions in any such future disputes could increase our costs and curtail our flexibility to deliver services to our customers.

Leased Access

The Communications Act requires a cable system to make available up to 15% of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. While we have not been required to devote significant channel capacity to leased access to date, the FCC adopted rules in 2007 that dramatically reduce the rates we can charge for leased access channels. Although the reduced rates initially will not apply to home shopping or infomercial programmers, the FCC issued a further notice to determine if such programming should also have the benefit of the reduced rates. Implementation of these FCC rules, however, has been stayed by a federal court pending the outcome of a challenge brought by us and other cable operators and also has been blocked by the Office of Management and Budget. If implemented, these rules could adversely affect our business by significantly increasing the number of cable system channels occupied by leased access users and by significantly increasing the administrative burdens and costs associated with complying with such rules.

Cable Equipment

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. These regulations prohibit cable operators from acquiring for deployment set-top boxes that perform both channel navigation and security functions. As a result, set-top boxes that we purchase must rely on a separate security device known as a CableCARD, which adds to the cost of set-top boxes. In addition, the FCC has adopted rules aimed at promoting the manufacture of plug-and-play TV sets that can connect directly to a cable network and receive one-way analog and digital video services without the need for a set-top box. The FCC is also considering proposals to establish regulations for plug-and-play retail devices that can access two-way cable services and may also examine proposals affecting the marketplace for retail devices that can deliver multichannel video programming distributors and Internet content to consumers. Some of these alternative approaches, if adopted, could impose substantial costs on us and impair our ability to innovate. In 2009, the FCC granted waivers of its separate security rule for certain set-top box models of one-way standard-definition DTAs. We believe that DTAs are critical to our all digital conversion. DTAs enable us to convert analog channels to digital transmission, which requires less bandwidth, and to use the recaptured bandwidth capacity for more HDTV programming and On Demand services, faster Internet speeds and other services. The FCC order that established the waiver process for the DTAs is subject to a petition for reconsideration at the FCC. We cannot predict the extent to which any FCC reconsideration or other FCC action in this area may hinder our ability to continue deploying DTAs.

MDUs and Inside Wiring

Under an FCC order, exclusive video service access agreements between cable operators and MDUs or other private real estate developments are prohibited. In May 2009, a federal appellate court upheld the FCC order, which had been challenged by the National Cable & Telecommunications Association. The FCC is also considering proposals to extend these prohibitions to non-cable multichannel video programming distributors and to expand the scope of the rules to prohibit exclusive marketing and bulk billing agreements. The FCC’s order to abrogate the exclusivity provisions of those agreements could negatively affect

9	Comcast 2009 Annual Report on Form 10-K

our business, as would adoption of new limits on exclusive marketing and bulk billing. The FCC has also adopted rules facilitating competitors’ access to the cable wiring inside such MDUs. These rules could also have an adverse impact on our business, as they allow our competitors to use wiring we have deployed to reach potential customers more quickly and inexpensively.

Pole Attachments

The Communications Act permits the FCC to regulate the rates that pole-owning utility companies (with the exception of municipal utilities and rural cooperatives) charge cable systems for attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the terms of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole attachment rate standards. The FCC or a state could increase pole attachment rates paid by cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method for calculating those rates for cable systems over which phone services are transmitted remain unclear, and there is a risk that we could face materially higher pole attachment costs. In August 2009, utility companies initiated a proceeding at the FCC seeking to apply the telecommunications services pole rate to all poles over which cable operators provide phone services using interconnected VoIP technology, which is the type of technology we use for our phone services. If the FCC rules that the provision of such phone services requires application of the telecommunications services pole rate, our payments for pole attachments would increase significantly. In addition to the utility company proceeding, the FCC separately has been considering establishing a new unified pole attachment rate that would apply to cable system attachments where the cable operator provides high-speed Internet services and, perhaps, phone services as well. The proposed rate would be higher than the current rate paid by cable operators but lower than the telecommunications services pole rate that the utility companies are seeking to apply to our pole attachments. If adopted, this proposal could materially increase our costs by increasing our existing payments for pole attachments.

Franchising

Cable operators generally operate their cable systems under nonexclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act permits franchising authorities to establish reasonable requirements for public, educational and governmental access programming, and some of our franchises require substantial channel capacity and financial support for this programming. The Communications Act also contains provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects generally are favorable.

Over the past few years, there has been considerable activity at both the federal and state levels addressing franchise requirements imposed on new entrants, primarily directed at facilitating phone companies’ entry into cable services. Under FCC rules adopted in 2006, the franchising process and burdens for new entrants have been eased by, among other things, limiting the range of financial, construction and other commitments that franchising authorities can request of new entrants, requiring franchising authorities to act on franchise applications by new entrants within 90 days, and preempting certain local “level playing field” franchising requirements. The FCC subsequently adopted more modest franchising relief for existing cable operators. We believe that we have been and continue to be materially disadvantaged as a result of these FCC rules, which apply less burdensome franchising standards to certain types of our competitors. From time to time, Congress has also considered proposals to eliminate or streamline local franchising requirements for phone companies and other new entrants. We cannot predict whether such legislation will be enacted or what effect it would have on our business.

In addition, approximately half of the states in which we operate have enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants, thus relieving new entrants of many of the local franchising burdens faced by incumbent cable operators like us. Some of these statutes also allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the new entrant provide service to all parts of the franchise area or permitting the new entrant to designate only those portions it wishes to serve. Certain of these state statutes allow incumbent cable operators to opt into the new state franchise where a competing state franchise has been issued for the incumbent cable operator’s franchise area. However, even in those states where incumbent cable operators are allowed to opt into a state franchise, the incumbent cable operators often are required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

Copyright Regulation

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The possible modification or elimination of this copyright license is the subject of ongoing legislative and administrative review. The Copyright Office has issued a report to Congress in which it recommended eliminating the compulsory copyright license in favor of free market negotiations between cable operators and copyright owners. If adopted, this

Comcast 2009 Annual Report on Form 10-K	10

proposal could adversely affect our ability to obtain certain programming and substantially increase our programming costs. In May 2008, the Copyright Office rejected a cable industry request to clarify that copyright fees associated with the retransmission of out-of-market broadcast signals should be limited to system customers who actually receive those signals. The Copyright Office concluded it did not have authority under the governing statute to adopt that interpretation. There is a risk that the Copyright Office’s determination on this issue could materially increase the copyright royalty fees that we and other cable operators pay to retransmit out-of-market broadcast signals. Further, in June 2008, the Copyright Office issued a Notice of Proposed Rulemaking addressing how the compulsory license will apply to digital broadcast signals and services. In this notice, the Copyright Office proposed to require royalty fees from cable operators for carriage of each digital multicast stream of programming from an out-of-market television broadcast station. If adopted, this proposal could increase our royalty fees for the carriage of out-of-market television stations. Currently, we do not carry a significant number of multicast streams of programming from out-of-market stations, although our carriage of such programming streams may increase in the future. Legislation is pending in Congress that, if passed, would address each of the Copyright Office matters.

In addition, we pay standard industry licensing fees to use music in the programs we create, including our Cable segment’s local advertising and local origination programming and our Programming segment’s original programs. These licensing fees have been the source of litigation with music performance rights organizations in the past, and we cannot predict with certainty whether license fee disputes may arise in the future.

High-Speed Internet Services

We provide high-speed Internet services over our cable systems. In 2002, the FCC ruled that this was an interstate information service that is not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. However, our high-speed Internet services are subject to a number of regulatory obligations, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers must implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

The FCC has proposed adopting so-called “net neutrality” rules that would define certain rights for users of high-speed Internet services and regulate or restrict some types of commercial agreements between service providers and providers of Internet content. In 2005, the FCC issued what was characterized at the time as a nonbinding policy statement identifying four “principles” of Internet openness that would guide its policymaking regarding high-speed Internet and related services. In 2009, the FCC pro -

posed to convert these “principles” into enforceable regulations and expand them. The proposed regulations would bar high-speed Internet service providers such as us from preventing any consumer from (i) sending or receiving the lawful content of the consumer’s choice over the Internet; (ii) running the lawful applications or using the lawful services of the consumer’s choice; (iii) connecting to and using on its network the consumer’s choice of lawful devices that do not harm the network; and (iv) enjoying competition among network providers, application providers, service providers and content providers. In addition, the proposed regulations would add an obligation to treat lawful content, applications and service in a nondiscriminatory manner and a duty to disclose such information concerning network management and other practices as is reasonably required for consumers and content, application and service providers to enjoy the protections specified in the regulations. The proposed regulations also would allow for reasonable network management by high-speed Internet service providers such as us, subject to FCC oversight. The FCC also has raised the possibility of adopting additional rules that would govern, or restrict, our offering of “managed services,” although the definition of such term and proposed scope of any such rules cannot yet be determined. Legislation has been introduced in Congress that would impose similar requirements on our provision of high-speed Internet services. Any net neutrality rules or statutes could limit our ability to manage not only our high-speed Internet services but all of our cable services, which could adversely affect our ability to provide video and phone services. Further, any net neutrality rules or statutes could hinder our ability to obtain adequate value for use of our cable services or to respond to competitive conditions. Even in the absence of new net neutrality rules, our high-speed Internet services may be subject to ad hoc enforcement actions by the FCC. For example, in August 2008, the FCC found that we had violated “federal Internet policies” by engaging in certain network management practices intended to address congestion on our high-speed Internet network. We are challenging that decision in federal court.

The FCC also is currently developing a “national broadband plan,” which could result in new regulatory proposals for, or new competition to, our high-speed Internet services. Meanwhile, the Departments of Agriculture and Commerce are awarding significant grants and loans to providers of Internet services, which may increase the competition we face.

A federal program known as the Universal Service program generally requires telecommunications service providers to collect and pay a fee based on their revenue from their services (in recent years, approximately 11% of interstate revenue from our phone services) into a fund, the Universal Service Fund, used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. Congress and the FCC are considering proposals that could result in our high-speed Internet services being subject to Universal Service fees and that could

11	Comcast 2009 Annual Report on Form 10-K

also result in subsidies being provided to our Internet (and video) competitors. We cannot predict whether or how the Universal Service funding system might be extended to cover high-speed Internet services or, if that occurs, how it will affect us.

In addition, Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. State and local governments have also adopted Internet-related regulations. Furthermore, Congress, the FCC and certain state and local governments are also considering proposals to impose customer service, quality of service, taxation, child safety, privacy and standard pricing regulations on high-speed Internet service providers. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Phone Services

We provide voice services by using interconnected VoIP technology, which we refer to as our phone services in this Annual Report on Form 10-K. The FCC has adopted a number of orders addressing regulatory issues relating to providers of nontraditional voice services such as ours, including regulations relating to customer proprietary network information, local number portability duties and benefits, disability access, E911, CALEA, and contributions to the federal Universal Service Fund, but has not yet ruled on the appropriate classification of phone services using interconnected VoIP technology. The regulatory environment for our phone services therefore remains uncertain at both the federal and the state levels. Until the FCC definitively classifies phone services using interconnected VoIP technology for state and federal regulatory purposes, state regulatory commissions and legislatures may continue to investigate imposing regulatory requirements on our phone services.

Because the FCC has not determined the appropriate classification of our phone services, the precise scope of phone company interconnection rules applicable to us as a provider of nontraditional voice services is not entirely clear. In light of this uncertainty, providers of nontraditional voice services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone company networks by contracting with an existing CLEC, whose right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies is set forth in the Communications Act. We have arranged for such interconnection rights through our own CLECs and through third party CLECs. While some traditional wireline phone companies have challenged our right to interconnect directly with them, we have prevailed in almost all of these challenges. If a regulatory or judicial authority were to deny our ability to interconnect through one of our CLECs, our ability to provide phone services and compete in the area in question would be negatively impacted.

It is uncertain whether the FCC or Congress will adopt further rules regarding interconnection rights and arrangements and how such rules would affect our phone services.

In addition, a few state public utility commissions are conducting proceedings that could lead to the imposition of state telephone regulations upon our phone services, and we could incur additional costs in complying with any such regulations.

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

State and Local Taxes

Some states and localities have imposed or are considering imposing new or additional taxes or fees on the services we offer, or imposing adverse methodologies by which taxes or fees are computed. These include combined reporting or other changes to general business taxes, central assessments for property tax, and taxes and fees on video, high-speed Internet and phone services. We and other cable industry members are challenging certain of these taxes through administrative and court proceedings. In addition, in some situations our DBS competitors and other competitors that deliver their services over a high-speed Internet connection do not face similar state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar states from imposing taxes on DBS providers that are equivalent to the taxes or fees that we pay.

Privacy and Security Regulation

The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators. There are

Comcast 2009 Annual Report on Form 10-K	12

exceptions that permit the collection and disclosure of this information for rendering service, conducting legitimate business activities related to the service and responding to legal requests. The Telecommunications Act of 1996 provides additional privacy protections for customer proprietary network information, commonly known as CPNI, related to our digital phone services. A handful of states and the District of Columbia have enacted privacy laws that apply to cable services. The FTC has begun to exercise greater authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. The FCC also is seeking public comments on how and whether it should address broadband privacy issues in a notice of inquiry for a national broadband plan. Further, certain key Congressional committees and lawmakers have expressed an intention to introduce legislation to expand privacy-related regulation.

We are also subject to state and federal rules and laws regarding information security. Most of these rules and laws apply to customer information that could be used to commit identity theft. Forty-five states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach. The FTC is applying the “red flag rules” in the Fair and Accurate Credit Transactions Act of 2003 to both financial institutions and creditors, and the FTC’s interpretation of the rules considers us to be a creditor. We intend to comply with these rules, which are currently scheduled to become effective for us on June 1, 2010, by using an identity theft prevention program to identify, detect and respond to patterns, practices or specific activities that could indicate identity theft.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited commercial e-mails. Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Employees

As of December 31, 2009, we employed approximately 107,000 employees, including part-time employees. Of these employees, approximately 89,000 were associated with our Cable business and the remainder were associated with our Programming and other businesses. Approximately 6,000 of our employees (including part-time employees) are covered by collective bargaining agreements or have organized but are not covered by collective bargaining agreements. We believe we have good relationships with our employees.

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

Additionally, we operate in a highly competitive, consumer-driven and rapidly changing environment. The environment is affected by government regulation; economic, strategic, political and social conditions; consumer response to new and existing products and services; technological developments; and, particularly in view of new technologies, the ability to develop and protect intellectual property rights. Our actual results could differ materially from our forward-looking statements or as a result of any of such factors, which could adversely affect our business, results of operations or financial condition. We undertake no obligation to update any forward-looking statements.

Item 1A: Risk Factors

Our cable services currently face a wide range of competition that could adversely affect our future results of operations.

We operate in intensely competitive industries. We compete with a number of companies that provide a broad range of news and entertainment programming and information and communication services to consumers. While competition for the cable services we offer consists primarily of DBS operators and phone companies, we also directly compete against other providers of cable services, including companies that build competing cable systems in the same communities that we serve, satellite master antenna television systems and other companies that offer programming and other communications services, including high-speed Internet and phone services, to our customers and potential customers. In 2009, phone companies continued to expand their service areas, which now overlap a substantial portion of our service areas, and our primary competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer. Moreover, in recent years, Congress and various states have enacted legislation and the FCC has adopted

13	Comcast 2009 Annual Report on Form 10-K

regulatory policies that have had the effect of providing a more favorable operating environment for some of our existing and potential new competitors. See “Legislation and Regulation” in Item 1 for additional information. In addition, while we continue to seek ways to enhance and expand our existing products and services, such as by employing addressable advertising and offering commercial services, there can be no assurance that we can execute on these enhancements or expansions in a manner sufficient to compete successfully in the future. Also, our ability to compete effectively is in part dependent upon our perceived image and reputation among our various constituencies, including our customers, investors and governmental authorities. Our business and results of operations could be adversely affected if we do not compete effectively.

Technological advances have increased and will likely continue to increase competition for our cable services, which could adversely affect our future results of operations.

We operate in a technologically complex environment where the use of certain types of technology may provide our competitors with a competitive advantage. For example, cable operators may employ different technologies in their efforts to recapture bandwidth to allow for more HDTV programming and On Demand services, faster Internet speeds and other services for customers. Also, in some cases, phone companies are using IP technology to provide video services in substantial portions of their service areas. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. If we choose technology that is not as effective, cost-efficient or attractive to customers as that employed by our competitors, if we fail to employ technologies desired by our customers before our competitors do so or if we fail to execute effectively on our technology initiatives, our business and results of operations could be adversely affected.

Moreover, new technologies have been, and will likely continue to be, developed that further increase the number of competitors we face for our video, high-speed Internet and phone services and our advertising business. For example, new services and technologies that may compete with our video services include online services that offer Internet video streaming, downloading and distribution of movies, television shows and other video programming, and wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming. Newer services in wireless Internet technology, such as third and fourth generation wireless broadband services, may compete with our high-speed Internet services, and our phone services are facing increased competition from wireless phone services as more people choose to replace their traditional wireline phone service with wireless phone service. Moreover, some of our phone company competitors have their own wireless facilities, which we do not have, and have expanded or may expand their cable service bundle offerings to include wireless offerings, which may adversely affect our growth, business and results of operations. The success of any of these ongoing and future developments could have an adverse effect on our business and results of operations.

Programming expenses are increasing, which could adversely affect our future results of operations.

We expect our programming expenses to continue to be our largest single expense item in the foreseeable future. The multichannel video programming distribution industry has continued to experience an increase in the cost of programming, especially sports programming. In addition, as we add programming to our video services or distribute existing programming to more of our customers, we incur increased programming expenses. If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our results of operations. Moreover, as our programming contracts with programming providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services and our business and results of operations may be adversely affected.

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

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet service and VoIP digital phone service industries. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify, and in some cases adversely affect, the rights and obligations of cable operators and other entities under the Communications Act and other laws. Congress is constantly considering new legislative requirements potentially affecting our businesses. The results of these legislative, judicial and administrative actions may materially affect our business and results of operations.

In addition, local franchising authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition of renewal or transfer, and these concessions or other commitments could be costly to us. In addition, we could be materially disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as if phone companies that provide video services are not subject to the local franchising requirements and other requirements that apply to us.

Comcast 2009 Annual Report on Form 10-K	14

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

Weak economic conditions may have a negative impact on our results of operations and financial condition.

Weak economic conditions persisted during 2009, and a substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. To the extent these weak economic conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be worsened by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones. The weak economy negatively affected our net customer additions during 2009 and also had a negative impact on the advertising revenue of our Cable and Programming segments. If these weak economic conditions continue or deteriorate, our business, results of operations and financial condition may be adversely affected.

We rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology may disrupt our business.

Network and information systems and other technologies, including those related to our network management and customer service operations, are critical to our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our cable services, excessive call volume to call centers or damage to our equipment and data. These network and information systems-related events also could result in large expenditures to repair or replace the damaged networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. The occurrence of any such network or information systems-related events or security breaches could have a material adverse effect on our business and results of operations.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Moreover, some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may be materially adversely affected, in which case, our business, results of operations and financial condition may be adversely affected.

Our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other parties, to use our technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our business. Moreover, because of the rapid pace of technological change, we rely on technologies developed or licensed by third parties, and if we are unable to obtain or continue to obtain licenses from these third parties on reasonable terms, our business and results of operations could be adversely affected.

We face risks arising from the outcome of various litigation matters.

We are subject to various legal proceedings and claims, including those referred to in “Legal Proceedings” in Item 3 and those arising in the ordinary course of business, including regulatory and administrative proceedings, claims and audits. While we do not expect the final disposition of any of these litigation matters will

15	Comcast 2009 Annual Report on Form 10-K

have a material effect on our financial condition, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period, and any litigation resulting from any such legal proceedings could be time-consuming, costly and injure our reputation. Further, no assurance can be given that any adverse outcome would not be material to our financial condition.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we make acquisitions and investments and enter into other strategic transactions. In connection with acquisitions and other strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant indebtedness, or have to delay or not proceed with announced transactions. The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

In addition, in connection with our proposed NBC Universal transaction with GE, we cannot provide any assurance that we will be able to obtain necessary regulatory and governmental approvals to consummate the transaction on acceptable terms or predict whether any conditions that may be imposed on our businesses in permitting the transaction to occur would have an adverse effect on our businesses. Further, we cannot provide any assurance that we will be able to complete a committed financing of NBC Universal on currently contemplated terms, including that the new company will receive an investment grade credit rating from the debt rating agencies. Moreover, assuming the NBC Universal transaction is consummated, there can be no assurance that we can successfully integrate our programming assets with those of NBC Universal, create popular programming, develop new digital products and services or succeed in the highly competitive media industry.

Also, as noted in more detail in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we are required to pay to GE at the closing of this transaction $7.1 billion in cash, less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing, and we have committed to fund up to $2.875 billion in cash or common stock for each of two potential redemptions by GE (for an aggregate of up to $5.75 billion, with amounts not used for the first redemption to be available for the second redemption) to the extent the new company cannot fund the redemptions. There can be no assurance that the new company will be able to generate strong cash flows or attractive financial returns.

The loss of key management personnel could have a negative impact on our business.

We rely on certain key management personnel in the operation of our businesses. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our business.

Our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our operations through his beneficial ownership of our Class B common stock.

Our Class B common stock has a nondilutable 33 1/3% of the combined voting power of our Class A and Class B common stock. This nondilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A Special common stock do not decrease the nondilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other stockholders and even if they might be in the best interests of our other stockholders. These potentially material transactions include mergers or consolidations involving Comcast Corporation, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or by-laws that would limit the rights of holders of our Class B common stock.

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

Comcast 2009 Annual Report on Form 10-K	16

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets are in good operating condition.

Cable

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution systems, and equipment at or near our customers’ homes. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends consist of electronic equipment necessary for the reception, amplification and modulation of signals and are located near the receiving devices. Our distribution system consists primarily of coaxial and fiber-optic cables, lasers, routers, switches and related electronic equipment. Our cable plant and related equipment generally are connected to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premises equipment (“CPE”) consists primarily of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance and replacement.

Our signal reception sites, primarily antenna towers and headends, and microwave facilities, are located on owned and leased parcels of land, and we own or lease space on the towers on which certain of our equipment is located. We own most of our service vehicles.

Our high-speed Internet network consists of fiber-optic cables owned or leased by us and related equipment. We also operate regional data centers with equipment that is used to provide services (such as e-mail, news and web services) to our high-speed Internet customers and phone service customers. In addition, we maintain two network operations centers with equipment necessary to monitor and manage the status of our high-speed Internet network.

We own or lease buildings throughout the country that contain call centers, service centers, warehouses and administrative space. We also own a building that houses our media center. The media center contains equipment that we own or lease, including equipment related to network origination, global transmission via satellite and terrestrial fiber optics, a broadcast studio, mobile and post-production services, interactive television services and streaming distribution services.

Programming

Television studios and business offices are the principal physical assets of our Programming business. We own or lease the television studios and business offices of our Programming business.

Other

A large, multipurpose arena that we own is the principal physical operating asset of our other businesses.

As of December 31, 2009, we leased locations for our corporate offices in Philadelphia, Pennsylvania, as well as numerous business offices, warehouses and properties housing divisional information technology operations throughout the country.

Item 3: Legal Proceedings

Refer to Item 8, Note 17 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 4: Submission of Matters to a Vote of Security Holders

Not applicable.

17	Comcast 2009 Annual Report on Form 10-K

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

Our Board of Directors approved the following quarterly dividends.

	Dividend Per Share
Period	2009	2008
February	$0.0675	$0.0625
May	0.0675	0.0625
August	0.0675	0.0625
December	0.0945	0.0625
Total	$0.2970	$0.2500

We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

Record holders as of December 31, 2009, are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	755,259
Class A Special Common Stock	2,082
Class B Common Stock	3

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2009.

Period	Total Number of Shares Purchased	Average Price per Share	Total Number of Shares Purchased as Part of Publicly Announced Program	Total Dollar Amount Purchased Under the Program	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Program(a)
First Quarter 2009	—	$—	—	$—	$4,106,044,773
Second Quarter 2009	15,546,200	$13.83	15,546,200	$215,008,681	$3,891,036,092
Third Quarter 2009	16,097,056	$15.53	16,097,056	$250,001,477	$3,641,034,615
October 1–31, 2009	—	$—	—	$—	$3,641,034,615
November 1–30, 2009	—	$—	—	$—	$3,641,034,615
December 1–31, 2009	18,119,000	$16.56	18,119,000	$300,059,336	$3,340,975,279
Total	49,762,256	$15.37	49,762,256	$765,069,494	$3,340,975,279

(a)

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase program does not have an expiration date. As of December 31, 2009, we had approximately $3.3 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

The total number of shares purchased during 2009 does not include any shares received in the administration of employee share-based compensation plans.

Comcast 2009 Annual Report on Form 10-K	18

Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of our Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2009
First Quarter	$18.10	$11.10	$17.35	$10.33
Second Quarter	$17.06	$13.17	$16.19	$12.38
Third Quarter	$17.68	$13.04	$16.89	$12.64
Fourth Quarter	$17.88	$13.95	$17.04	$13.54
2008
First Quarter	$20.70	$16.11	$20.45	$15.95
Second Quarter	$22.86	$18.48	$22.52	$18.28
Third Quarter	$22.54	$17.88	$22.37	$17.76
Fourth Quarter	$19.62	$12.50	$19.64	$12.10

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Class A common stock and Class A Special common stock during the five years ended December 31, 2009 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a selected peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of Cablevision Systems Corporation (Class A), DISH Network Corporation, DirecTV Inc., Time Warner Cable Inc. and Time Warner Inc. The graph assumes $100 was invested on December 31, 2004 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

(in dollars)	2005	2006	2007	2008	2009
Comcast Class A	78	127	82	77	78
Comcast Class A Special	78	128	83	75	75
S&P 500 Stock Index	105	121	128	81	102
Peer Group Index	85	124	94	73	90

19	Comcast 2009 Annual Report on Form 10-K

Item 6: Selected Financial Data

Year ended December 31 (in millions, except per share data)	2009	2008	2007	2006	2005
Statement of Operations Data
Revenue(a)	$35,756	$34,423	$31,060	$25,140	$21,243
Operating income	7,214	6,732	5,578	4,619	3,521
Income from consolidated continuing operations attributable to Comcast Corporation	3,638	2,547	2,587	2,235	828
Discontinued operations(b)	—	—	—	298	100
Net income attributable to Comcast Corporation	3,638	2,547	2,587	2,533	928
Basic earnings per common share
Income from consolidated continuing operations attributable to Comcast Corporation	$1.27	$0.87	$0.84	$0.71	$0.25
Discontinued operations(b)	—	—	—	0.09	0.03
Net income attributable to Comcast Corporation	$1.27	$0.87	$0.84	$0.80	$0.28
Diluted earnings per common share
Income from consolidated continuing operations attributable to Comcast Corporation	$1.26	$0.86	$0.83	$0.70	$0.25
Discontinued operations(b)	—	—	—	0.09	0.03
Net income attributable to Comcast Corporation	$1.26	$0.86	$0.83	$0.79	$0.28
Dividends declared per common share	$0.297	$0.250	$—	$—	$—
Balance Sheet Data (at year end)
Total assets	$112,733	$113,017	$113,417	$110,405	$103,400
Long-term debt, less current portion	27,940	30,178	29,828	27,992	21,682
Comcast Corporation shareholders’ equity	42,721	40,450	41,340	41,167	40,219
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$10,281	$10,231	$8,189	$6,618	$4,835
Investing activities	(5,897)	(7,477)	(8,149)	(9,872)	(3,748)
Financing activities	(4,908)	(2,522)	(316)	3,546	(933)

(a)	Reclassifications have been made to prior years to conform to classifications used in 2009.

(b)

In July 2006, in connection with transactions with Adelphia and Time Warner, we transferred our previously owned cable systems located in Los Angeles, Cleveland and Dallas to Time Warner Cable. These cable systems are presented as discontinued operations for the years ended on or before December 31, 2006.

Comcast 2009 Annual Report on Form 10-K	20

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of video, high-speed Internet and phone services (“cable services”), offering a variety of entertainment, information and communications services to residential and commercial customers. As of December 31, 2009, our cable systems served approximately 23.6 million video customers, 15.9 million high-speed Internet customers and 7.6 million phone customers and passed over 51.2 million homes and businesses in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our consolidated revenue. Our Cable segment also includes the operations of our regional sports networks. Our Programming segment consists primarily of our consolidated national programming networks. During 2009, our operations generated consolidated revenue of approximately $ 35.8 billion.

Our Cable segment generates revenue primarily from subscriptions to our cable services. In addition to cable services, other Cable segment revenue sources include the sale of advertising and the operation of our regional sports networks. We market our cable services individually and in packages. Our video services range from a limited analog service to a full digital service with access to hundreds of channels, including premium and pay-per-view channels On Demand, music channels, and an interactive, on-screen program guide. Digital video customers may also subscribe to our advanced services, which consist of high-definition television (“HDTV”) and/or digital video recorders (“DVR”). Our high-speed Internet services provide Internet access at downstream speeds of up to 50 Mbps, depending on the service selected and subject to geographic market availability. Our phone services provide local and long-distance calling and other features. We also offer our cable services to small and medium-sized businesses (“commercial services”).

Our Programming segment consists primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from monthly per subscriber license fees paid by multichannel video providers, the sale of advertising and the licensing of our programming internationally.

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses, including Comcast.net, Fancast, thePlatform, Fandango, Plaxo and DailyCandy. Revenue from Comcast Interactive Media is generated primarily from the sale of advertising. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a

large, multipurpose arena in Philadelphia, the Wachovia Center, and provides facilities management services, including food services, for sporting events, concerts and other events. Comcast Interactive Media, Comcast Spectacor and all other consolidated businesses not included in our Cable or Programming segments are included in “Corporate and Other” activities.

We operate our businesses in an intensely competitive environment. Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) operators and phone companies. In 2009, our competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer. In addition, a substantial portion of our revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. Intensifying competition and the weak economy negatively affected our results of operations in 2009 and may continue to impact our results of operations in the future.

2009 Developments

The following are the more significant developments in our businesses during 2009:

•	an increase in consolidated revenue of 3.9% to approximately $35.8 billion and an increase in consolidated operating income of 7.2% to approximately $7.2 billion

•	an increase in Cable segment revenue of 3.8% to approximately $33.9 billion and an increase in operating income before depreciation and amortization of 4.0% to approximately $13.7 billion

•	an increase in Programming segment revenue of 4.9% to approximately $1.5 billion and an increase in operating income before depreciation and amortization of 7.5% to approximately $389 million

•	the addition of approximately 1.0 million high-speed Internet customers and approximately 1.1 million phone customers; a decrease of approximately 623,000 video customers

•	a reduction in Cable segment capital expenditures of 9.2% to approximately $5.0 billion

•

the continued investment in service enhancements, including the transition from analog to digital transmission of approximately 40 to 50 of the channels we distribute (“our all digital conversion”), which allows us to recapture bandwidth and expand our video service offerings; the continued deployment of DOCSIS 3.0 wideband technology, which allows us to offer faster high-speed Internet service; the offering of certain cable network programming to our customers online through Fancast XFINITY TV; and the initial deployment of 4G wireless high-speed Internet service in certain markets

21	Comcast 2009 Annual Report on Form 10-K

•

a decrease in our total debt outstanding of $3.4 billion or 10.4% to approximately $29.1 billion, which is primarily due to repayment of scheduled debt and the repurchase of debt securities prior to their scheduled maturities

•	the repurchase of approximately 49.8 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $765 million

•

we declared dividends of approximately $850 million in 2009 and paid approximately $761 million in 2009; in February 2009, our Board of Directors increased the planned annual dividend by 8% to $0.27 per share; and in December 2009, it increased the planned annual dividend by 40% to $0.378 per share, with the first quarterly payment of $0.0945 per share occurring in January 2010

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal will borrow

$9.1 billion from third party lenders and distribute the proceeds to GE. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses, collectively valued at approximately $7.25 billion, and make a cash payment to GE of $7.1 billion, less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. GE will be entitled to cause the new company to redeem half of GE’s interest three and a half years after the closing and its remaining interest seven years after the closing. If GE exercises its first redemption right, we have the right to purchase the remainder of GE’s interest. If GE does not exercise its first redemption right, we have the right to purchase half of GE’s interest five years after the closing. We also will have the right to purchase GE’s remaining interest, if any, eight years after the closing. The redemption and purchase price will equal the ownership percentage being acquired multiplied by 120% of the fully distributed public market trading value of the new company, less half of the excess of 120% of that value over $28.15 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or common stock for each of the two redemptions (for an aggregate of up to $5.75 billion), with amounts not used in the first redemption to be available for the second redemption. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

The Areas We Serve

The map below highlights our 40 major markets with emphasis on our operations in the top 25 U.S. TV markets.

Comcast 2009 Annual Report on Form 10-K	22

Consolidated Operating Results

Year ended December 31 (in millions)	2009	2008	2007	% Change 2008 to 2009	% Change 2007 to 2008
Revenue(a)	$35,756	$34,423	$31,060	3.9%	10.8%
Costs and expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)(a)	22,042	21,291	19,274	3.5%	10.5%
Depreciation	5,483	5,457	5,107	0.5%	6.9%
Amortization	1,017	943	1,101	7.8%	(14.3)%
Operating income	7,214	6,732	5,578	7.2%	20.7%
Other income (expense) items, net	(2,108)	(2,674)	(1,229)	(21.2)%	117.4%
Income before income taxes	5,106	4,058	4,349	25.8%	(6.7)%
Income tax expense	(1,478)	(1,533)	(1,800)	(3.6)%	(14.8)%
Net income from consolidated operations	3,628	2,525	2,549	43.7%	(0.9)%
Net (income) loss attributable to noncontrolling interests	10	22	38	(54.5)%	(43.9)%
Net income attributable to Comcast Corporation	$3,638	$2,547	$2,587	42.8%	(1.6)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

Reclassifications have been made to prior years to conform to classifications used in 2009. See discussion described under advertising revenue below. Adjustments were also made to average monthly total revenue per video customer and operating margins due to these reclassifications.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for 2009 and 2008. Our other business activities primarily consist of Comcast Interactive Media and Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for 2009 and 2008. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor, and approximately $20 million of transaction fees associated with the NBC Universal transaction. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

The increases in depreciation expense for 2009 and 2008 were primarily a result of increases in property and equipment associated with capital spending in recent years, as well as the effects of cable system acquisitions in 2008, which resulted in increased depreciation of approximately $138 million.

The increase in amortization expense for 2009 was primarily due to an increase in software intangibles. The decrease in amortization expense for 2008 was primarily due to intangible assets associated with the AT&T Broadband acquisition in 2002 being fully amortized, partially offset by the amortization of similar intangible assets recorded in connection with other cable system acquisitions.

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

23	Comcast 2009 Annual Report on Form 10-K

business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 18 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Overview

Our cable systems allow us to deliver video, high-speed Internet and phone services to our residential and commercial customers. The majority of our Cable segment revenue is generated from subscriptions to these cable services. Customers are billed monthly based on the services and features they receive and the type of equipment they use. Residential customers may generally discontinue service at any time, while commercial customers may only discontinue service in accordance with the terms of their respective contracts, which typically have one to three year terms. Our revenue and operating income before depreciation and amortization have increased as a result of continued demand for our services (including our bundled and advanced service offerings) and the effects of recent acquisitions, as well as other factors discussed below. Intensifying competition and the weak economy negatively affected our results of operations in 2009 and may continue to impact our results of operations in the future.

Cable Segment Results of Operations

Year ended December 31 (in millions)	2009	2008	2007	% Change 2008 to 2009	% Change 2007 to 2008
Video(a)	$19,377	$19,162	$17,939	1.1%	6.8%
High-speed Internet	7,757	7,225	6,402	7.4%	12.9%
Phone	3,262	2,649	1,766	23.1%	50.0%
Advertising(a)	1,444	1,709	1,728	(15.5)%	(1.1)%
Other(a)	1,069	954	808	12.1%	18.1%
Franchise fees	948	911	827	4.1%	10.1%
Revenue	33,857	32,610	29,470	3.8%	10.7%
Operating expenses(a)	13,535	12,831	11,574	5.5%	10.9%
Selling, general and administrative expenses	6,628	6,609	5,974	0.3%	10.6%
Operating income before depreciation and amortization	$13,694	$13,170	$11,922	4.0%	10.5%

(a) Reclassifications have been made to prior years to conform to classifications used in 2009.

Comcast 2009 Annual Report on Form 10-K	24

Cable Segment Revenue

Our average monthly total revenue per video customer increased to approximately $118 in 2009 from approximately $111 in 2008 and approximately $102 in 2007. The increases in average monthly total revenue per video customer are primarily due to an increased number of customers receiving multiple services and a higher contribution from our commercial services business.

Video

We offer video services ranging from a limited analog service to a full digital service with access to hundreds of channels, including premium and pay-per-view channels. As of December 31, 2009, approximately 46% of the homes in the areas we serve subscribed to our video services. As of December 31, 2009, approximately 78% of those video customers subscribed to at least one of our digital video services, compared to 70% and 63% as of December 31, 2008 and 2007, respectively. Digital video customers may also subscribe to our advanced services, HDTV and/or DVR. As of December 31, 2009, approximately 50% of our digital video customers subscribed to at least one of our advanced services.

Our video revenue continued to grow in 2009 and 2008 due to rate adjustments, customer upgrades to our digital and advanced services and, in 2008, the effects of cable system acquisitions, partially offset by declines in video customers in each of 2009 and 2008. During 2009 and 2008, the number of video customers decreased by approximately 623,000 and 575,000, respectively, excluding the effects of cable system acquisitions in 2008. These decreases were primarily due to increased competition in our service areas, as well as weakness in the economy. During 2009 and 2008, we added or upgraded approximately 1.4 million and 1.5 million customers to our digital video service, respectively, including those customers added or upgraded in connection with our all digital conversion. We expect continued competition and weak economic conditions to result in further declines in the number of video customers during 2010. In 2008, approximately $455 million of the increase in our video revenue was attributable to the effects of cable system acquisitions. Our average monthly video revenue per video customer increased to approximately $68 in 2009 from approximately $65 in 2008 and approximately $61 in 2007.

High-Speed Internet

We offer high-speed Internet services with Internet access at downstream speeds of up to 50 Mbps, depending on the service selected and subject to geographic market availability. These services also include our Internet portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of content and value-added features and enhancements that are designed to take advantage of the speed of the Internet services we provide. Our commercial high-speed Internet service also includes a website hosting service and an online tool that allows customers to share, coordinate and store documents. As of December 31, 2009, 31% of the homes in the areas we serve subscribed to our high-speed Internet services, compared to 30% and 28% as of December 31, 2008 and 2007, respectively.

Our high-speed Internet revenue increased in 2009 and 2008 primarily due to an increase in the number of residential and commercial customers and, in 2008, due to the effects of cable system acquisitions. In 2008, approximately $157 million of the increase in revenue was attributable to the effects of cable system acquisitions. Average monthly revenue per high-speed Internet customer has been relatively stable at approximately $42 from 2007 to 2009.

Phone

We offer phone services that provide local and long-distance calling and include features such as voice mail, caller ID and call waiting. Our commercial phone service also includes a business directory listing and the option to add multiple phone lines. As of December 31, 2009, our phone services were available to approximately 48 million or 95% of the homes in the areas we serve, compared to 92% and 87% as of December 31, 2008 and 2007, respectively. As of December 31, 2009, approximately 16% of the homes in the areas we serve subscribed to our phone services,

25	Comcast 2009 Annual Report on Form 10-K

compared to 14% and 11% as of December 31, 2008 and 2007, respectively.

Our phone revenue increased in 2009 and 2008 as a result of increases in the number of residential and commercial phone customers. In 2008, these increases were partially offset by the loss of approximately 170,000 circuit-switched phone customers. We phased out substantially all of our circuit-switched phone service in 2008. In 2008, approximately $43 million of the increase in our phone revenue was attributable to the effects of cable system acquisitions. Average monthly revenue per phone customer declined to approximately $39 in 2009 from approximately $40 in 2008 and approximately $42 in 2007, due to customers receiving service as part of a promotional offer or in a bundled service offering. We expect the rates of customer and revenue growth to decline in 2010.

Advertising

As part of our programming license agreements with programming networks, we receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link between multiple providers for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator. Our prior practice had been to record the fees we pay to representation firms and other multichannel video providers as a revenue offset. However, since we are acting as the principal in these arrangements and as these coordination and interconnect activities are expected to grow in significance, we have concluded that we should report the fees paid to representation firms and multichannel video providers as an operating expense rather than as a revenue offset. Accordingly, we changed the presentation for these items for 2008 and 2007, and classified approximately $167 million and $165 million, respectively, of the fees paid as operating expenses.

Advertising revenue decreased in 2009 and 2008 primarily due to a decline in the overall television advertising market as a result of weak economic conditions. In 2009, the decrease also resulted from a decline in political advertising, while the decrease in 2008 was partially offset by an increase in political advertising and the impact of cable system acquisitions.

Other

We also generate revenue from our regional sports networks, our digital media center, commissions from electronic retailing networks and fees for other services. Our regional sports networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet California (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest (Portland), Comcast Sports Southwest (Houston), and Comcast SportsNet Bay Area (San Francisco). These networks generate revenue from programming license agreements with multichannel video providers and through the sale of advertising.

Franchise Fees

Our franchise fee revenue represents the pass-through to our customers of the fees required to be paid to state and local franchising authorities. Under the terms of our franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue. The increases in franchise fees collected from our cable customers in 2009 and 2008 were primarily due to increases in the revenue on which the fees apply.

Cable Segment Expenses

We continue to focus on controlling the growth of expenses. Our operating margins (operating income before depreciation and amortization as a percentage of revenue) for 2009, 2008 and 2007 were 40.4%, 40.4% and 40.5%, respectively.

Comcast 2009 Annual Report on Form 10-K	26

Cable Segment Operating Expenses

Year ended December 31 (in millions)	2009	2008	2007	% Change 2008 to 2009	% Change 2007 to 2008
Video programming	$7,046	$6,479	$5,813	8.8%	11.5%
Technical labor	2,245	2,138	1,899	5.0%	12.6%
High-speed Internet	519	523	575	(0.7)%	(9.0)%
Phone	602	730	685	(17.5)%	6.6%
Other(a)	3,123	2,961	2,602	5.4%	13.8%
Total operating expenses	$13,535	$12,831	$11,574	5.5%	10.9%

(a) Reclassifications have been made to prior years to conform to classifications used in 2009.

Video programming expenses, our largest operating expense, are the fees we pay to programming networks to license the programming we distribute to our video customers. These expenses are affected by changes in the fees charged by programming networks, the number of video customers we serve and the number of channels and programs we provide. Video programming expenses increased in 2009 and 2008, primarily due to rate increases, additional digital customers and additional programming options offered. The increase in 2009 was also due to fees for retransmission of broadcast networks. The increase in 2008 was also due to additional customers as a result of our cable system acquisitions. We anticipate that our video programming expenses will continue to increase in 2010 as the fees charged by programming networks increase, as new fees for retransmission of broadcast networks are incurred and as we provide additional channels and video on demand programming options to our customers.

Technical labor expenses include the internal and external labor to complete service call and installation activities in the home, network operations, fulfillment and provisioning costs. These expenses increased in 2009 and 2008 primarily due to growth in the number of customers, which required additional personnel to handle service calls and provide in-home customer support, as well as activity associated with the transition by broadcasters from analog to digital transmission and our all digital conversion, and, in 2008, due to the effects of cable system acquisitions.

High-speed Internet expenses and phone expenses include certain direct costs for providing these services but do not fully reflect the amount of operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these items. The decreases in high-speed Internet expenses in 2009 and 2008 and phone expenses in 2009 were primarily due to lower support service costs that were the result of operating efficiencies. Phone expenses increased in 2008 primarily due to an increase in the number of customers, partially offset by operational efficiencies.

Other operating expenses include franchise fees, pole rentals, plant maintenance, vehicle-related costs, expenses related to our regional sports networks, advertising representation and commission fees, and expenses associated with our commercial services. These expenses increased in 2009 and 2008 primarily due to the continued expansion of commercial services, an increase in franchise fees and, in 2008, the effects of cable system acquisitions and the acquisitions in June 2007 of Comcast SportsNet Bay Area and Comcast SportsNet New England.

Cable Segment Selling, General and Administrative Expenses

Year ended December 31 (in millions)	2009	2008	2007	% Change 2008 to 2009	% Change 2007 to 2008
Customer service	$1,879	$1,773	$1,674	6.0%	5.9%
Marketing	1,600	1,625	1,404	(1.5)%	15.7%
Administrative and other	3,149	3,211	2,896	(1.9)%	10.9%
Total selling, general and administrative expenses	$6,628	$6,609	$5,974	0.3%	10.6%

27	Comcast 2009 Annual Report on Form 10-K

Customer service expenses increased in 2009 primarily due to activity associated with the transition by broadcasters from analog to digital transmission during the first half of the year and our all digital conversion. Customer service expenses increased in 2008 primarily due to growth in the number of customers.

Marketing expenses decreased in 2009 primarily due to lower costs and volume for media advertising, partially offset by an increase in direct sales efforts. Marketing expenses increased in 2008 primarily due to additional marketing costs associated with attracting and retaining customers, as well as the effects of cable system acquisitions.

During 2009 and 2008, we implemented personnel and cost reduction programs that were focused on streamlining our Cable operations. In connection with these initiatives, we recorded $81 million and $126 million of severance costs during 2009 and 2008, respectively. Administrative and other expenses decreased in 2009 primarily due to the impact of the programs initiated in 2008. Administrative and other expenses increased in 2008 primarily due to the effects of cable system acquisitions.

Programming Segment Overview

Our Programming segment consists primarily of our consolidated national programming networks. The table below presents a summary of our consolidated national programming networks.

Programming Network	Approximate U.S. Subscribers at December 31, 2009 (in millions)	Description of Programming
E!	86	Entertainment
Golf Channel	74	Golf and golf-related
VERSUS	54	Sports and leisure
G4	59	Gamer lifestyle
Style	57	Lifestyle

We also own noncontrolling interests in certain networks and content providers, including FEARnet (33%), iN DEMAND (54%), MGM (20%), PBS KIDS Sprout (40%) and TV One (34%). The operating results of these entities are not included in our Programming segment’s operating results because they are presented in equity in net income (losses) of affiliates.

Programming Segment Results of Operations

Year ended December 31 (in millions)	2009	2008	2007	% Change 2008 to 2009	% Change 2007 to 2008
Revenue	$1,496	$1,426	$1,314	4.9%	8.5%
Operating, selling, general and administrative	1,107	1,064	1,028	4.0%	3.6%
Operating income before depreciation and amortization	$389	$362	$286	7.5%	26.3%

Programming Segment Revenue

Programming revenue increased in 2009 primarily due to growth in programming license fee revenue and a favorable adjustment to advertising revenue as a result of reduced reserves for ratings commitments. Programming revenue increased in 2008 primarily due to growth in advertising revenue, programming license fee revenue and international revenue. In 2009, 2008 and 2007, advertising accounted for approximately 41%, 43% and 44%, respectively, of total Programming revenue. In 2009, 2008 and 2007, approximately 12% to 13% of our Programming revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

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

Comcast 2009 Annual Report on Form 10-K	28

Consolidated Other Income (Expense) Items

Year ended December 31 (in millions)	2009	2008	2007
Interest expense	$(2,348)	$(2,439)	$(2,289)
Investment income (loss), net	282	89	601
Equity in net (losses) income of affiliates, net	(64)	(39)	(63)
Other income (expense)	22	(285)	522
Total	$(2,108)	$(2,674)	$(1,229)

Interest Expense

During 2009, 2008 and 2007, interest expense included $175 million, $64 million and $2 million, respectively, of early extinguishment losses, net of early extinguishment gains, associated with the repayment of debt obligations prior to their scheduled maturity. The decrease in interest expense for 2009 was primarily due to the decrease in our average debt outstanding and decreases in interest rates on our variable rate debt and on debt subject to variable interest rate swap agreements, partially offset by an increase in early extinguishment costs in 2009. The increase in interest expense for 2008 was primarily due to an increase in our average debt outstanding and an increase in early extinguishment costs in 2008, partially offset by the effects of lower interest rates on our fixed to variable rate interest rate exchange agreements.

Investment Income (Loss), Net

The components of investment income (loss), net for 2009, 2008 and 2007 are presented in a table in Note 6 to our consolidated financial statements. We have entered into derivative financial instruments that we account for at fair value and that economically hedge the market price fluctuations in the common stock of all of our investments accounted for as trading securities and substantially all of our investments accounted for as available for sale securities. The differences between the unrealized gains or losses on securities underlying prepaid forward sale agreements and the mark to market adjustments on the derivative component of prepaid forward sale agreements, as presented in the table in Note 6 to our consolidated financial statements, result from one or more of the following:

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

Other Income (Expense)

Other expense for 2008 includes an impairment of approximately $600 million related to our investment in Clearwire LLC (see Note 6 to our consolidated financial statements), partially offset by a gain of approximately $235 million on the sale of our 50% interest in the Insight asset pool in connection with the Insight transaction. Other income for 2007 consists primarily of a gain of approximately $500 million on the sale of our 50% interest in the Kansas City asset pool in connection with the Houston transaction.

Income Tax Expense

Our effective income tax rate for 2009, 2008 and 2007 was 28.9%, 37.8% and 41.4%, respectively. Income tax expense reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Our 2009 income tax expense was reduced by approximately $566 million primarily due to the recognition of tax benefits associated with settlements and adjustments of uncertain tax positions and related interest and certain subsidiary reorganizations impacting deferred state income taxes (see Note 15 to our consolidated financial statements). Our 2008 income tax expense was reduced by approximately $154 million, primarily due to the settlement of an uncertain tax position and the net impact of certain state tax law changes, which primarily affected our deferred income tax liabilities and other noncurrent liabilities, and the future deductibility of certain deferred compensation arrangements. Our income tax expense may in the future continue to be impacted by adjustments to uncertain tax positions and related interest and changes in state tax laws. We expect our 2010 annual effective tax rate to be approximately 40%.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing.

We anticipate that we will continue to use a substantial portion of our cash flows to fund our capital expenditures, to invest in business opportunities, to meet our debt repayment obligations and to return capital to investors.

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of December 31, 2009, amounts available under all of our credit facilities totaled approximately $6.4 billion.

29	Comcast 2009 Annual Report on Form 10-K

We and our Cable subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing our bank credit facilities (see Note 20 to our consolidated financial statements). We and the guarantors are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our business or raise additional capital. We test our compliance with our credit facilities’ covenants on an ongoing basis. The only financial covenant in our $6.8 billion revolving credit facility due 2013 pertains to leverage (ratio of debt to operating income before depreciation and amortization). As of December 31, 2009, we met this financial covenant by a significant margin. Our ability to comply with this financial covenant in the future does not depend on further debt reduction or on improved operating results.

In connection with our NBC Universal transaction, we are required to make a cash payment to GE of $7.1 billion, less certain adjustments primarily based on free cash flow generated by NBC Universal between December 4, 2009 and the closing of the NBC Universal transaction. We expect to fund this payment with cash on hand and through a combination of available borrowings under our existing credit facilities and issuance of debt to the public or third party lenders. Any future redemptions of GE’s stake in the new company are expected to be funded primarily through cash flows and borrowing capacity of the new company. If any borrowings by the new company to fund either of GE’s two potential redemptions would result in the new company exceeding a certain leverage ratio or the new company losing investment grade status or if the new company cannot otherwise fund such redemptions, we are committed to fund up to $2.875 billion in cash or common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion), with amounts not used in the first redemption to be available for the second redemption.

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2009	2008	2007
Operating income	$7,214	$6,732	$5,578
Depreciation and amortization	6,500	6,400	6,208
Operating income before depreciation and amortization	13,714	13,132	11,786
Noncash share-based compensation and contribution expense	257	258	223
Changes in operating assets and liabilities	(450)	(251)	(200)
Cash basis operating income	13,521	13,139	11,809
Payments of interest	(2,040)	(2,256)	(2,134)
Payments of income taxes	(1,303)	(762)	(1,638)
Proceeds from interest, dividends and other nonoperating items	103	125	185
Excess tax benefit under share-based compensation presented in financing activities	—	(15)	(33)
Net cash provided by operating activities	$10,281	$10,231	$8,189

The increase in changes in operating assets and liabilities in 2009 relates to an increase in accounts receivable and the timing of payments of operating items and payroll.

The decrease in interest payments in 2009 was primarily due to decreases in interest rates on debt subject to variable interest rate swap agreements, the effects of our debt repayments and to the maturity of certain higher rate debt in 2008. The increases in interest payments in 2008 were primarily due to an increase in our average debt outstanding.

The increase in income tax payments in 2009 was primarily due to higher 2009 taxable income, the settlements of uncertain tax positions and a tax payment made in 2009 that related to 2008, partially offset by the net benefits of approximately $341 million from the 2008 and 2009 economic stimulus legislation. The decrease in income tax payments in 2008 was primarily due to the 2008 economic stimulus legislation, which resulted in a reduction in our tax payments of approximately $600 million.

Investing Activities

Net cash used in investing activities consists primarily of cash paid for capital expenditures, intangible assets, acquisitions and investments.

Comcast 2009 Annual Report on Form 10-K	30

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable segment, and we expect that this will continue in the future. A significant portion of our capital expenditures is based on the level of customer growth and the technology being deployed. The table below summarizes the capital expenditures we incurred in our Cable segment from 2007 through 2009.

Year ended December 31 (in millions)	2009	2008	2007
Customer premises equipment(a)	$2,934	$3,147	$3,164
Scalable infrastructure(b)	855	1,024	1,014
Line extensions(c)	120	212	352
Support capital(d)	421	522	792
Upgrades (capacity expansion)(e)	356	407	520
Commercial services(f)	351	233	151
Total	$5,037	$5,545	$5,993

(a)

Customer premises equipment (“CPE”) includes costs incurred to connect our services at the customer’s home. The equipment deployed typically includes standard digital set-top boxes, HD set-top boxes, digital video recorders, digital transport adapters, remote controls and modems. CPE also includes the cost of installing this equipment for new customers as well as the material and labor cost incurred to install the cable that connects a customer’s dwelling to the distribution system.

(b)

Scalable infrastructure includes costs incurred to secure growth in customers or revenue units or to provide service enhancements, other than those related to CPE. Scalable infrastructure includes equipment that controls signal reception, processing and transmission throughout our distribution system, as well as equipment that controls and communicates with the CPE residing within a customer’s home. Also included in scalable infrastructure is certain equipment necessary for content aggregation and distribution (video on demand equipment) and equipment necessary to provide certain video, high-speed Internet and phone service features (e.g., voice mail and e-mail).

(c)

Line extensions include the costs of extending our distribution system into new service areas. These costs typically include network design, the purchase and installation of fiber-optic and coaxial cable, and certain electronic equipment.

(d)

Support capital includes costs associated with the replacement or enhancement of non-distribution system assets due to technical or physical obsolescence and wear-out. These costs typically include vehicles, computer and office equipment, furniture and fixtures, tools, and test equipment.

(e)	Upgrades include costs to enhance or replace existing portions of our distribution system, including recurring improvements.

(f)

Commercial services include the costs incurred related to the rollout of our services to small and medium-sized businesses. The equipment typically includes modems and the cost of installing this equipment for new customers as well as materials and labor incurred to install the cable that connects a customer’s business to the closest point of the main distribution network.

Cable capital expenditures decreased 9.2% and 7.5% in 2009 and 2008, respectively, primarily due to fewer residential unit additions and improved equipment pricing, partially offset by an increased investment in our commercial services and strategic initiatives like our all digital conversion and DOCSIS 3.0 wideband technology. Line extensions decreased in 2009 and 2008 primarily due to the slowdown in the housing market.

Capital expenditures in our Programming segment were not significant in 2009, 2008 or 2007. In 2008 and 2007, our other business activities included approximately $137 million and $110 million, respectively, of capital expenditures related to the consolidation of offices and the relocation of our corporate headquarters.

Capital expenditures for 2010 and for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes and the timing and rate of deployment of new services.

Acquisitions

Our 2009 acquisitions were not significant. In 2008, acquisitions were primarily related to our acquisition of an additional interest in Comcast SportsNet Bay Area, our acquisition of the remaining interest in G4 that we did not already own, and our acquisitions of Plaxo and DailyCandy. In 2007, acquisitions were primarily related to our acquisitions of Patriot Media, Fandango, Comcast SportsNet New England and an interest in Comcast SportsNet Bay Area.

Proceeds from Sales of Investments

In 2008, proceeds from the sales of investments were primarily related to the disposition of available-for-sale debt securities. In 2007, proceeds from the sales of investments were primarily related to the disposition of our ownership interests in Time Warner Inc.

Purchases of Investments

In 2009, purchases of investments consist primarily of our additional investment in Clearwire. In 2008, purchases of investments consisted primarily of the funding of our initial investment in Clearwire. In 2007, purchases of investments consisted primarily of an additional investment in Insight Midwest, L.P. and the purchase of available-for-sale debt securities.

Financing Activities

Net cash used in financing activities consists primarily of our debt repayments, our repurchases of our Class A and Class A Special common stock and dividend payments, partially offset by our proceeds from borrowings. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments.

In July 2009, we completed a cash tender to purchase approximately $1.3 billion aggregate principal amount of certain of our outstanding notes for approximately $1.5 billion. We recognized additional interest expense of approximately $180 million primarily associated with the premiums incurred in the tender offer. The premiums related to the tender offer are included in other financing activities.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions. In 2009

31	Comcast 2009 Annual Report on Form 10-K

and 2008, we made $1.616 billion and $307 million, respectively, of optional purchases of our outstanding public bonds and ZONES debt. See Note 9 to our consolidated financial statements for further discussion of our financing activities, including details of our debt repayments and borrowings.

Share Repurchases and Dividends

In 2009, we repurchased approximately 49.8 million shares of our Class A and Class A Special common stock under our share repurchase authorization for approximately $765 million. As of December 31, 2009, we had approximately $3.3 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

Our Board of Directors declared quarterly dividends of $850 million in 2009. Dividends paid in 2009 were $761 million. In December 2009, our Board of Directors increased the planned annual dividend by 40% to $0.378 per share, with the first quarterly payment of $0.0945 per share occurring in January 2010. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The table below sets for information on our share repurchases and dividends paid in 2009, 2008 and 2007.

Contractual Obligations

		Payments Due by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$29,039	$1,137	$2,620	$3,536	$21,746
Capital lease obligations	57	19	21	5	12
Operating lease obligations	1,879	333	471	332	743
Purchase obligations(b)	16,705	3,275	4,322	2,396	6,712
Other long-term liabilities reflected on the balance sheet:
Acquisition-related obligations(c)	83	70	10	3	—
Other long-term obligations(d)	4,964	271	664	1,844	2,185
Total	$52,727	$5,105	$8,108	$8,116	$31,398

Refer to Note 9 (long-term debt) and Note 17 (commitments) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations are primarily related to our Cable segment, including contracts with programming networks, CPE manufacturers, communication vendors, other cable operators for which we provide advertising sales representation and other contracts entered into in the normal course of business. We also have purchase obligations through Comcast Spectacor for the players and coaches of our professional sports teams. Purchase obligations do not include contracts with immaterial future commitments.

(c)	Acquisition-related obligations consist primarily of costs related to exiting contractual obligations and other assumed contractual obligations of the acquired entity.

(d)

Other long-term obligations consist primarily of prepaid forward sale agreements of equity securities we hold; subsidiary preferred shares; deferred compensation obligations; pension, post-retirement and post-employment benefit obligations; and programming rights payable under license agreements. Reserves for uncertain tax positions of approximately $1.2 billion are not included in the table above. The liability for unrecognized tax benefits has been excluded because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be realized.

Comcast 2009 Annual Report on Form 10-K	32

In connection with the closing of our NBC Universal transaction, we are required to make a cash payment to GE of $7.1 billion, less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. We also expect to incur other expenses associated with the closing of the transaction. Following the closing of the NBC Universal transaction, GE will be entitled to cause the new company to redeem half of GE’s interest three and a half years after closing and its remaining interest seven years after the closing. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or common stock for each of the two redemptions (for an aggregate of up to $5.75 billion) with amounts not used in the first redemption to be available for the second redemption. None of the amounts are included in the table above. See “NBC Universal Transaction” under “Introduction and Overview” for additional details.

Off-Balance Sheet Arrangements

We do not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Critical Accounting Judgments and Estimates

The preparation of our financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

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

Valuation and Impairment Testing of Cable Franchise Rights

Our largest asset, our cable franchise rights, results from agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new services, such as advanced services and high-speed Internet and phone services, in a particular service area. The amounts we record for cable franchise rights are primarily a result of cable system acquisitions. Typically when we acquire a cable system, the most significant asset we record is the value of the cable franchise rights. Often these cable system acquisitions include multiple franchise areas. We currently serve approximately 6,400 franchise areas in the United States.

We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. Accordingly, we do not amortize our cable franchise rights but assess the carrying value of our cable franchise rights annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount may exceed its fair value (“impairment testing”). We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models we also consider multiples of operating income before depreciation and amortization generated by underlying assets, current market transactions and profitability information.

If we were to determine that the value of our cable franchise rights is less than the carrying amount, we would recognize an impairment for the difference between the estimated fair value and the carrying value of the assets. For purposes of our impairment testing, we have grouped the recorded values of our various cable franchise rights into our Cable divisions or units of account. We evaluate the unit of account periodically to ensure our impairment testing is performed at an appropriate level.

Since the adoption of the accounting guidance related to goodwill and intangible assets in 2002, we have not recorded any significant impairments as a result of our impairment testing. A future change in the unit of account could result in the recognition of an impairment.

We could also record impairments in the future if there are changes in long-term market conditions, in expected future operating results, or in federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. Assumptions made about increased competition and economic conditions could also impact the valuations used in future annual impairment testing and result in a reduction of fair values from

33	Comcast 2009 Annual Report on Form 10-K

those determined in the July 1, 2009 annual impairment testing. The table below illustrates the impairment related to our Cable divisions that would have occurred had the hypothetical reductions in fair value existed at the time of our last annual impairment testing.

	Percent Hypothetical Reduction in Fair Value and Related Impairment
(in millions)	10%	15%	20%	25%
Eastern Division	($412)	($1,284)	($2,155)	($3,027)
NorthCentral Division	($800)	($1,686)	($2,571)	($3,456)
Southern Division	—	—	—	—
West Division	—	($306)	($1,186)	($2,066)
	($1,212)	($3,276)	($5,912)	($8,549)

Income Taxes

We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities available in the jurisdictions in which we operate. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations.

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax positions using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include business acquisitions and disposals, including consideration paid or received in connection with these transactions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved.

We adjust our estimates periodically to reflect changes in circumstances in ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. We believe that adequate accruals have been made for income taxes. When uncertain tax positions are ultimately resolved, either individually or in the aggregate, differences between our estimated amounts and the actual amounts are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period. As of December 31, 2009, our uncertain tax positions and related accrued interest were approximately $1.185 billion and $519 million, respectively.

Comcast 2009 Annual Report on Form 10-K	34

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

We maintain a mix of fixed-rate and variable-rate debt. As of December 31, 2009, approximately 99.7% of our total debt of $29.1 billion was at fixed rates with the remaining debt at variable rates. We are exposed to the market risk of adverse changes in interest rates. In order to manage the cost and volatility relating to the interest cost of our outstanding debt, we enter into various interest rate risk management derivative transactions in accordance with our policies.

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

Our interest rate derivative financial instruments, which can include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates from 99.7% to 86.9% as of December 31, 2009. In 2009 and 2008, the effect of our interest rate derivative financial instruments was a decrease in our interest expense of approximately $104 million and $34 million, respectively. In 2007, the effect was an increase in our interest expense of approximately $43 million. Interest rate risk management instruments may have a significant effect on our interest expense in the future.

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2009.

(in millions)	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value 12/31/2009
Debt
Fixed rate	$1,150	$1,804	$820	$2,394	$1,091	$21,758	$29,017	$31,168
Average interest rate	5.7%	6.2%	9.5%	8.8%	5.0%	6.8%	6.9%
Variable rate	$6	$5	$12	$56	$—	$—	$79	$79
Average interest rate	5.3%	7.9%	9.0%	5.2%	—%	—%	6.0%
Interest rate instruments
Fixed to variable swaps	$200	$750	$—	$1,000	$900	$900	$3,750	$183
Average pay rate	1.5%	2.6%	—%	7.9%	3.1%	5.1%	4.7%
Average receive rate	5.9%	5.5%	—%	8.3%	5.3%	5.7%	6.3%

35	Comcast 2009 Annual Report on Form 10-K

We use the notional amounts on the instruments to calculate the interest to be paid or received. The notional amounts do not represent the amount of our exposure to credit loss. The estimated fair value approximates the payments necessary or proceeds to be received to settle the outstanding contracts. We estimate interest rates on variable debt and swaps using the average implied forward London Interbank Offered Rate (“LIBOR”) for the year of maturity based on the yield curve in effect on December 31, 2009, plus the applicable margin in effect on December 31, 2009.

As a matter of practice, we typically do not structure our financial contracts to include credit-ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. As of December 31, 2009 and 2008, the estimated fair value of those swaps was an asset of $26 million and an asset of $44 million, respectively. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time.

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

To limit our exposure to and benefits from price fluctuations in the common stock of some of our investments, we use equity derivative financial instruments. These derivative financial instruments, which are accounted for at fair value, include equity collar agreements, prepaid forward sale agreements and indexed debt instruments.

Except as described above in “Investment Income (Loss), Net,” the changes in the fair value of the investments that we accounted for as trading or available for sale securities were substantially offset by the changes in the fair values of the equity derivative financial instruments.

Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies for derivative financial instruments and to Note 6 and Note 10 to our consolidated financial statements for a discussion of our derivative financial instruments.

Comcast 2009 Annual Report on Form 10-K	36

Item 8: Financial Statements and Supplementary Data

37	Comcast 2009 Annual Report on Form 10-K

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

Because of its inherent limitations, a system of internal control over financial reporting can provide only reasonable assurance and may not prevent or detect misstatements. Further, because of changes in conditions, effectiveness of internal control over financial reporting may vary over time. Our system contains self-monitoring mechanisms, and actions are taken to correct deficiencies as they are identified.

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

Comcast 2009 Annual Report on Form 10-K	38

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for each of the three years in the period ended December 31, 2009. We also have audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

As discussed in Note 3 to the consolidated financial statements, effective January 1, 2009, the Company retrospectively changed its method of accounting for noncontrolling interests. As discussed in Note 12 to the consolidated financial statements, on January 1, 2008, the Company changed its method of accounting for split-dollar life insurance agreements.

/s/ Deloitte & Touche LLP
Philadelphia, Pennsylvania
February 23, 2010

39	Comcast 2009 Annual Report on Form 10-K

Consolidated Balance Sheet

December 31 (in millions, except share data)	2009	2008
Assets
Current Assets:
Cash and cash equivalents	$671	$1,195
Investments	50	59
Accounts receivable, less allowance for doubtful accounts of $175 and $190	1,711	1,626
Deferred income taxes	240	292
Other current assets	551	544
Total current assets	3,223	3,716
Investments	5,947	4,783
Property and equipment, net of accumulated depreciation of $27,810 and $23,235	23,855	24,444
Franchise rights	59,452	59,449
Goodwill	14,933	14,889
Other intangible assets, net of accumulated amortization of $8,711 and $8,160	4,105	4,558
Other noncurrent assets, net	1,218	1,178
Total assets	$112,733	$113,017
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,094	$3,393
Accrued expenses and other current liabilities	2,999	3,268
Current portion of long-term debt	1,156	2,278
Total current liabilities	7,249	8,939
Long-term debt, less current portion	27,940	30,178
Deferred income taxes	27,800	26,982
Other noncurrent liabilities	6,767	6,171
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	166	171
Equity:
Preferred stock — authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value — authorized, 7,500,000,000 shares; issued, 2,428,533,911 and 2,426,443,484; outstanding, 2,063,073,161 and 2,060,982,734	24	24
Class A Special common stock, $0.01 par value — authorized, 7,500,000,000 shares; issued, 835,991,034 and 881,145,954; outstanding, 765,056,270 and 810,211,190	8	9
Class B common stock, $0.01 par value — authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,247	40,620
Retained earnings	10,005	7,427
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(46)	(113)
Total Comcast Corporation shareholders’ equity	42,721	40,450
Noncontrolling interests	90	126
Total equity	42,811	40,576
Total liabilities and equity	$112,733	$113,017

See notes to consolidated financial statements.

Comcast 2009 Annual Report on Form 10-K	40

Consolidated Statement of Operations

Year ended December 31 (in millions, except per share data)	2009	2008	2007
Revenue	$35,756	$34,423	$31,060
Costs and Expenses:
Operating (excluding depreciation and amortization)	14,396	13,639	12,334
Selling, general and administrative	7,646	7,652	6,940
Depreciation	5,483	5,457	5,107
Amortization	1,017	943	1,101
	28,542	27,691	25,482
Operating income	7,214	6,732	5,578
Other Income (Expense):
Interest expense	(2,348)	(2,439)	(2,289)
Investment income (loss), net	282	89	601
Equity in net income (losses) of affiliates, net	(64)	(39)	(63)
Other income (expense)	22	(285)	522
	(2,108)	(2,674)	(1,229)
Income before income taxes	5,106	4,058	4,349
Income tax expense	(1,478)	(1,533)	(1,800)
Net income from consolidated operations	3,628	2,525	2,549
Net (income) loss attributable to noncontrolling interests	10	22	38
Net income attributable to Comcast Corporation	$3,638	$2,547	$2,587
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.27	$0.87	$0.84
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.26	$0.86	$0.83
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.297	$0.250	$—

See notes to consolidated financial statements.

41	Comcast 2009 Annual Report on Form 10-K

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2009	2008	2007
Operating Activities
Net income from consolidated operations	$3,628	$2,525	$2,549
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	5,483	5,457	5,107
Amortization	1,017	943	1,101
Share-based compensation	257	258	212
Noncash interest expense (income), net	160	209	114
Equity in net (income) losses of affiliates, net	64	39	63
(Gains) losses on investments and noncash other (income) expense, net	(201)	321	(938)
Noncash contribution expense	—	—	11
Deferred income taxes	832	495	247
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(84)	39	(100)
Change in accounts payable and accrued expenses related to trade creditors	(136)	(38)	175
Change in other operating assets and liabilities	(739)	(17)	(352)
Net cash provided by (used in) operating activities	10,281	10,231	8,189
Investing Activities
Capital expenditures	(5,117)	(5,750)	(6,158)
Cash paid for intangible assets	(522)	(527)	(406)
Acquisitions, net of cash acquired	(88)	(738)	(1,319)
Proceeds from sales of investments	102	737	1,761
Purchases of investments	(346)	(1,167)	(2,089)
Other	74	(32)	62
Net cash provided by (used in) investing activities	(5,897)	(7,477)	(8,149)
Financing Activities
Proceeds from borrowings	1,564	3,535	3,713
Repurchases and repayments of debt	(4,738)	(2,610)	(1,401)
Repurchases of common stock	(765)	(2,800)	(3,102)
Dividends paid	(761)	(547)	—
Issuances of common stock	1	53	412
Other	(209)	(153)	62
Net cash provided by (used in) financing activities	(4,908)	(2,522)	(316)
Increase (decrease) in cash and cash equivalents	(524)	232	(276)
Cash and cash equivalents, beginning of year	1,195	963	1,239
Cash and cash equivalents, end of year	$671	$1,195	$963

See notes to consolidated financial statements.

Comcast 2009 Annual Report on Form 10-K	42

Consolidated Statement of Changes in Equity

	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital		Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests
(in millions)		A	A Special	B		Retained Earnings				Total Equity
Balance, January 1, 2007	$63	$24	$11	$—	$42,401	$6,214	$(7,517)	$34	$178	$41,345
Cumulative effect related to change in accounting principle on January 1, 2007 (see Note 15)						60				60
Stock compensation plans					688	(28)				660
Repurchase and retirement of common stock			(1)		(1,459)	(1,642)				(3,102)
Employee stock purchase plan					58					58
Other comprehensive income (loss)								(90)		(90)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	40								(1)	(1)
Contributions from (distributions to) noncontrolling interests	18								(10)	(10)
Net income (loss)	(20)					2,587			(18)	2,569
Balance, December 31, 2007	101	24	10	—	41,688	7,191	(7,517)	(56)	149	41,489
Cumulative effect related to change in accounting principle on January 1, 2008 (see Note 12)						(132)				(132)
Stock compensation plans					265	(49)				216
Repurchase and retirement of common stock			(1)		(1,562)	(1,237)				(2,800)
Employee stock purchase plan					63					63
Share exchange					166	(166)				—
Dividends declared						(727)				(727)
Other comprehensive income (loss)								(57)		(57)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	88									—
Contributions from (distributions to) noncontrolling interests	2								(21)	(21)
Net income (loss)	(20)					2,547			(2)	2,545
Balance, December 31, 2008	171	24	9	—	40,620	7,427	(7,517)	(113)	126	40,576
Stock compensation plans					159					159
Repurchase and retirement of common stock			(1)		(554)	(210)				(765)
Employee stock purchase plan					61					61
Dividends declared						(850)				(850)
Other comprehensive income (loss)								67		67
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net					(39)				(12)	(51)
Contributions from (distributions to) noncontrolling interests	9								(28)	(28)
Net income (loss)	(14)					3,638			4	3,642
Balance, December 31, 2009	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811

Consolidated Statement of Comprehensive Income

Year Ended December 31, (in millions)	2009	2008	2007
Net income from consolidated operations	$3,628	$2,525	$2,549
Holding gains (losses) during the period, net of deferred taxes of $(4), $7 and $23	8	(13)	(42)
Reclassification adjustments for losses (gains) included in net income, net of deferred taxes of $(18), $(10) and $46	30	18	(85)
Employee benefit obligations, net of deferred taxes of $(15), $30 and $(16)	25	(55)	29
Cumulative translation adjustments	4	(7)	8
Comprehensive income	3,695	2,468	2,459
Net (income) loss attributable to noncontrolling interests	10	22	38
Comprehensive income attributable to Comcast Corporation	$3,705	$2,490	$2,497

See notes to consolidated financial statements.

43	Comcast 2009 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 1: Organization and Business

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. We classify our operations in two reportable segments: Cable and Programming.

Our Cable segment is primarily involved in the management and operation of cable systems in the United States. As of December 31, 2009, we served approximately 23.6 million video customers, 15.9 million high-speed Internet customers and 7.6 million phone customers. Our regional sports networks are also included in our Cable segment.

Our Programming segment consists primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, G4 and Style.

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses including Comcast.net, Fancast, Fandango, Plaxo and DailyCandy. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a large, multipurpose arena in Philadelphia, the Wachovia Center, and manages other facilities for sporting events, concerts and other events. We also own equity method investments in other programming networks and wireless-related companies.

Note 2: Summary of Significant Accounting Policies

Basis of Consolidation

The accompanying consolidated financial statements include (i) all of our accounts, (ii) all entities in which we have a controlling voting interest (“subsidiaries”) and (iii) variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). We have eliminated intercompany accounts and transactions among consolidated entities.

Our Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, derivative financial instruments, asset impairments, nonmonetary transactions, certain acquisition-related liabilities, programming-related liabilities, pensions and other postretirement benefits, revenue recognition, depreciation and amortization, income taxes, and legal contingencies. See Note 10 for our discussion on fair value estimates.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair value. Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of less than three months when purchased.

Investments

We classify publicly traded investments as available-for-sale (“AFS”) or trading securities and record them at fair value. For AFS securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss), except when we consider declines in value to be other than temporary. For trading securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of investment income (loss), net. We recognize realized gains and losses associated with our fair value method investments using the specific identification method. We classify the cash flows related to purchases of, and proceeds from the sale of, trading securities based on the nature of the securities and purpose for which they were acquired. Investments in privately held companies are stated at cost.

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies. Equity method investments are recorded at cost and are adjusted to recognize (i) our proportionate share of the investee’s net income or losses after the date of investment, (ii) amortization of basis differences, (iii) additional contributions made and dividends received, and (iv) impairments resulting from other-than-temporary declines in fair value. We generally record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (expense).

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that is considered to be other than temporary. For our non-public investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense).

Comcast 2009 Annual Report on Form 10-K	44

If an equity method investee issues additional securities that change our proportionate share of the entity, we recognize the change as a gain or loss in our consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense other repairs and maintenance costs as incurred. For assets that are sold or retired, we remove the applicable cost and accumulated depreciation and, unless the gain or loss on disposition is presented separately, we recognize it as a component of depreciation expense.

We capitalize the costs associated with the construction of and improvements to our cable transmission and distribution facilities and new service installations. Costs include all direct labor and materials, as well as various indirect costs. We capitalize initial customer installation costs that are directly attributable to installation of the drop, including material, labor and overhead costs, in accordance with accounting guidance related to cable television companies. All costs incurred in connection with subsequent service disconnects and reconnects are expensed as they are incurred. We record depreciation using the straight-line method over the asset’s estimated useful life. See Note 7 for our significant components of property and equipment.

We evaluate the recoverability and estimated lives of our property and equipment whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The evaluation is based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows are less than the carrying amount of the asset, we would recognize a loss for the difference between the estimated fair value and the carrying value of the asset.

Intangible Assets

Indefinite-Lived Intangibles

Franchise Rights

Our franchise rights consist primarily of cable franchise rights. Cable franchise rights represent the value we attributed to agreements with local authorities that allow access to homes and businesses in cable service areas acquired in business combinations. We also have sports franchise rights, which represent the value we attributed to our two professional sports teams that were acquired in business combinations. We do not amortize our franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically or whenever events or substantive changes in circumstances occur. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are primarily amortized on a straight-line basis over the term of the franchise agreement.

We evaluate the recoverability of our franchise rights annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis. We consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information in analyzing the fair values indicated under the discounted cash flow models. If the value of our cable franchise rights is less than the carrying amount, we would recognize an impairment for the difference between the estimated fair value and the carrying value of the assets.

We also evaluate the unit of account used to test for impairment of our cable franchise rights periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level.

Goodwill

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired, since we do not amortize goodwill. We generally perform the assessment of our goodwill one level below the operating segment level. In our Cable business, since components one level below the segment level (Cable divisions) are not separate reporting units and have similar economic characteristics, we aggregate the components into one reporting unit at the Cable segment level.

Other Intangibles

Other intangible assets consist primarily of franchise-related customer relationships acquired in business combinations, programming distribution rights, software, cable franchise renewal costs, and programming agreements and rights. These assets are amortized primarily on a straight-line basis over the estimated useful life or the term of the related agreements. See Note 8 for the ranges of useful lives of our intangible assets.

Programming Distribution Rights

Our Programming subsidiaries enter into multiyear license agreements with various multichannel video providers for distribution of our networks’ programming (“programming distribution rights”). We capitalize amounts paid to secure or extend these programming distribution rights and include them within other intangible assets. We amortize these programming distribution rights on a straight-line basis over the term of the related license agreements. We classify the amortization of these programming distribution rights as a reduction to revenue unless the Programming subsidiary receives, or will receive, an identifiable benefit from the distributor separate from the fee paid for the programming distribution right, in which case we recognize the fair value of the identified benefit in the period in which it is received.

45	Comcast 2009 Annual Report on Form 10-K

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

*    *    *

We periodically evaluate the recoverability and estimated lives of our intangible assets subject to amortization whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The evaluation is based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we would recognize a loss for the difference between the estimated fair value and the carrying value of the asset. Unless presented separately, the loss is included as a component of amortization expense.

Asset Retirement Obligations

We recognize a liability for asset retirement obligations in the period in which it is incurred if a reasonable estimate of fair value can be made.

Certain of our cable franchise agreements and lease agreements contain provisions requiring us to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. We expect to continually renew our cable franchise agreements and therefore cannot estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could be terminated unexpectedly, which could result in us incurring significant expense in complying with restoration or removal provisions. The disposal obligations related to our properties are not material to our consolidated financial statements. We do not have any significant asset retirement-related liabilities recorded in our consolidated financial statements.

Revenue Recognition

Cable Segment

Our Cable segment generates revenue primarily from subscriptions to our video, high-speed Internet and phone services (“cable services”) and from the sale of advertising. We recognize revenue from cable services as each service is provided. We manage credit risk by screening applicants through the use of credit bureau data.

If a customer’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the customer’s cable service. Since installation revenue obtained from the connection of customers to our cable systems is less than related direct selling costs, we recognize revenue as connections are completed.

As part of our programming license agreements with programming networks, we receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We recognize advertising revenue when the advertising is aired and based on the broadcast calendar. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link between multiple providers for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator. Our prior practice had been to record the fees we pay to representation firms and other multichannel video providers as a revenue offset. However, since we are acting as the principal in these arrangements and as these coordination and interconnect activities are expected to grow in significance, we have concluded that we should report the fees paid to representation firms and multichannel video providers as an operating expense rather than as a revenue offset. Accordingly, we changed the presentation for these items for 2008 and 2007, and classified approximately $167 million and $165 million, respectively, of the fees paid as operating expenses.

Revenue earned from other sources is recognized when services are provided or events occur. Under the terms of our cable franchise agreements, we are generally required to pay to the local franchising authority an amount based on our gross video revenue. We normally pass these fees through to our cable customers and classify the fees as a component of revenue with the corresponding costs included in operating expenses. We present other taxes imposed on a revenue-producing transaction as revenue if we are acting as a principal or as a reduction to operating expenses if we are acting as an agent.

Programming Segment

Our Programming segment generates revenue primarily from monthly per subscriber license fees paid by multichannel video providers for the distribution of our networks’ programming, the sale of advertising and the licensing of our networks programming internationally. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time these agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior

Comcast 2009 Annual Report on Form 10-K	46

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

Cable Programming Expenses

Cable programming expenses are the fees we pay to programming networks to license the programming we distribute to our video customers. Programming is acquired for distribution to our video customers, generally under multiyear distribution agreements, with rates typically based on the number of customers that receive the programming, adjusted for channel positioning and the extent of distribution. From time to time these contracts expire and programming continues to be provided based on interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract’s terms, the amount of our programming expenses recorded during these interim arrangements is based on our estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

When our Cable segment receives incentives from programming networks for the licensing of their programming, we classify the deferred portion of these incentives within liabilities and recognize them over the term of the contract as a reduction of programming expenses, which are included in operating expenses.

Share-Based Compensation

Our share-based compensation consists of awards of stock options, restricted share units (“RSUs”) and the discounted sale of company stock to employees through our employee stock purchase plan. Associated costs are based on an award’s estimated fair value at the date of grant and are recognized over the period in which any related services are provided. See Note 14 for further details regarding share-based compensation.

Income Taxes

We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities available in the jurisdictions in which we operate. Substantially all of our income is from operations in the United States. We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss carryforwards. When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse. We record the change in our consolidated financial statements in the period of enactment.

Income tax consequences that arise in connection with business combinations include identifying the tax bases of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination. Deferred tax assets and liabilities related to temporary differences of acquired entities are recorded as of the date of the business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities. We record liabilities for contingencies associated with prior tax returns filed by the acquired entity based on criteria set forth in the accounting guidance related to accounting for uncertainty in income taxes. We adjust the deferred tax accounts and the liabilities periodically to reflect any revised estimated tax basis and any estimated settlements with the various taxing authorities. Prior to January 1, 2009, the effect of these adjustments was generally applied to goodwill except for post-acquisition interest expense, which was recognized as an adjustment to income tax expense. Due to changes in accounting guidance, effective January 1, 2009, all tax adjustments recognized after the initial allocation period that would have previously impacted goodwill are recognized within income tax expense.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates and equity prices. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. Derivative financial instruments that receive designated hedge accounting treatment are evaluated for effectiveness at the time they are designated, as well as throughout the hedging period. We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with a derivatives policy authorized by our Board of Directors.

We manage our exposure to fluctuations in interest rates by using derivative financial instruments such as interest rate exchange agreements (“swaps”) and interest rate lock agreements (“rate locks”). We sometimes enter into rate locks to hedge the risk that the cash flows related to the interest payments on an anticipated

47	Comcast 2009 Annual Report on Form 10-K

issuance or assumption of fixed-rate debt may be adversely affected by interest-rate fluctuations.

We manage our exposure to and benefits from price fluctuations in the common stock of some of our investments by using equity derivative financial instruments embedded in other contracts, such as prepaid forward sale agreements, whose values, in part, are derived from the market value of certain publicly traded common stock.

We periodically examine the instruments we use to hedge exposure to interest rate and equity price risks to ensure that the instruments are matched with underlying assets or liabilities, to reduce our risks relating to changes in interest rates or equity prices and, through market value and sensitivity analysis, to maintain a high correlation to the risk inherent in the hedged item. For those instruments that do not meet the above conditions, and for those derivative financial instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings.

We manage the credit risks associated with our derivative financial instruments through the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. The valuation adjustments we recorded against the derivative financial instruments to reflect our credit risk and counterparty credit risk are not significant.

For derivative financial instruments used to hedge exposure to interest rate risk that are designated and effective as fair value hedges, such as fixed to variable swaps, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the hedged item, each of which is recorded to interest expense. For derivative financial instruments used to hedge exposure to equity price risk that are designated and effective as fair value hedges, such as the derivative component of a prepaid forward sale agreement, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the hedged item, each of which is recorded to investment income (loss), net. When fair value hedges are terminated, sold, exercised or have expired, any gain or loss resulting from changes in the fair value of the hedged item is deferred and recognized in earnings over the remaining life of the hedged item. When the hedged item is settled or sold, the unamortized adjustment in the carrying amount of the hedged item is recognized in earnings.

For derivative financial instruments designated as cash flow hedges, such as variable to fixed swaps and rate locks, the effective portion of the hedge is reported in other comprehensive income (loss) and recognized as an adjustment to interest expense over the same period in which the related interest costs are recognized in earnings. When hedged variable-rate debt is settled, the previously deferred effective portion of the hedge is written off to interest expense in a manner similar to debt extinguishment costs.

Equity derivative financial instruments embedded in other contracts are separated from their host contract. The derivative component is recorded at its estimated fair value in our consolidated balance sheet and changes in its value are recorded each period to investment income (loss), net.

As of December 31, 2009, our derivative financial instruments designated as hedges included (i) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities, and (ii) our interest rate swap agreements, which are recorded to other current or noncurrent assets or liabilities. As of December 31, 2009, our derivative financial instruments not designated as hedges were (i) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, and (ii) the derivative component of certain of our prepaid forward sale agreements, which are recorded to other noncurrent liabilities.

The gain or loss recognized on our interest rate swap agreements due to changes in interest rates is recorded to interest expense and is fully offset by changes in the value of our debt. The gain or loss recognized on the derivative component of our prepaid forward sale agreements is recorded to investment income (loss), net and is substantially offset by changes in the value of the underlying investments. The gain or loss recognized on the derivative component of our ZONES debt is recorded to investment income (loss), net.

See Note 10 for further discussion on our derivative financial instruments and fair value measurements.

Subsequent Events

We have evaluated events and transactions that occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required.

Note 3: Recent Accounting Pronouncements

Business Combinations

In November 2007, the Financial Accounting Standards Board (“FASB”) made changes to the accounting guidance related to business combinations. The updated guidance (i) continues to require that all business combinations be accounted for by applying the acquisition method, (ii) requires all transaction costs be expensed as incurred and (iii) rescinded the accounting guidance for uncertainties related to income taxes in a business combination. We have applied the updated guidance since January 1, 2009, although none of our acquisitions in 2009 had a material impact on our consolidated financial statements.

Comcast 2009 Annual Report on Form 10-K	48

Noncontrolling Interests in Consolidated Financial Statements

In November 2007, the FASB issued new accounting guidance that establishes accounting and reporting requirements for noncontrolling interests in consolidated financial statements. The guidance requires noncontrolling interests (previously referred to as minority interests) that are not redeemable to be separately reported in the equity section of an entity’s consolidated balance sheet. Redeemable noncontrolling interests continue to be presented outside of equity. The guidance establishes accounting and reporting standards for (i) ownership interests in subsidiaries held by parties other than the parent, (ii) the amount of consolidated net income attributable to the parent and to the noncontrolling interests, (iii) changes in a parent’s ownership interest and (iv) the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. In addition, it establishes disclosure requirements, including new financial statement captions that clearly distinguish between controlling and noncontrolling interests. These include a separate presentation of net income attributable to controlling and noncontrolling interests with the combined amounts labeled as “Net income from consolidated operations” in our statement of operations. Under the new guidance, “Net income from consolidated operations” is comparable to what was previously presented as “Income from continuing operations before minority interest,” and “Net income attributable to Comcast Corporation” is comparable to what was previously presented as “Net income.” The new accounting guidance requires the retrospective application of the new financial statement captions. We have applied the new guidance since January 1, 2009. See Note 11 for further details on our noncontrolling interests.

Consolidation of Variable Interest Entities

In June 2009, the FASB updated the accounting guidance related to the consolidation of VIEs. The updated guidance (i) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, (ii) changes the quantitative approach previously required for determining the primary beneficiary of a VIE and replaces it with a qualitative approach, and (iii) requires additional disclosure about an enterprise’s involvement in VIEs. The guidance will be effective for us on January 1, 2010 and we do not expect it to have a material impact on our consolidated financial statements.

Note 4: Earnings Per Share

Basic earnings per common share attributable to Comcast Corporation shareholders (“Basic EPS”) is computed by dividing net income attributable to Comcast Corporation by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and our RSUs. Diluted earnings per common share attributable to Comcast Corporation shareholders (“Diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method, except in periods in which there is a loss, because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock or our Class A Special common stock, as applicable (see Note 14).

Diluted EPS for 2009, 2008 and 2007 excludes approximately 195 million, 159 million and 61 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have an antidilutive effect.

	2009			2008			2007
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,638	2,875	$1.27	$2,547	2,939	$0.87	$2,587	3,098	$0.84
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		10			13			31
Diluted EPS attributable to Comcast Corporation shareholders	$3,638	2,885	$1.26	$2,547	2,952	$0.86	$2,587	3,129	$0.83

49	Comcast 2009 Annual Report on Form 10-K

Note 5: Acquisitions and Other Significant Events

2009

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal will borrow $9.1 billion from third party lenders and distribute the proceeds to GE. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses, collectively valued at approximately $7.25 billion, and make a cash payment to GE of $7.1 billion less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. GE will be entitled to cause the new company to redeem half of GE’s interest three and a half years after the closing and its remaining interest seven years after the closing. If GE exercises its first redemption right, we have the right to purchase the remainder of GE’s interest. If GE does not exercise its first redemption right, we have the right to purchase half of GE’s interest five years after the closing. We also will have the right to purchase GE’s remaining interest, if any, eight years after the closing. The redemption and purchase price will equal the ownership percentage being acquired multiplied by 120% of the fully distributed public market trading value of the new company, less half of the excess of 120% of that value over $28.15 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or common stock for each of the two redemptions (for an aggregate of up to $5.75 billion), with amounts not used in the first redemption to be available for the second redemption. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

The results of operations for the new company will be consolidated with our results of operations, as we will control the new company. When the transaction is completed, the NBC Universal businesses will be recorded at their fair value and the businesses we contribute will be recorded at their historical or carry-over basis. GE’s interest will be recorded as a redeemable noncontrolling interest in our consolidated financial statements.

2008

Insight Transaction

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, a 50%-50% cable system partnership with Insight (the “Insight transaction”). On December 31, 2007, we contributed approximately $1.3 billion to Insight Midwest for our share of the partnership’s debt. On January 1,

2008, the distribution of the assets of Insight Midwest was completed without assumption of any of Insight’s debt by us and we received cable systems serving approximately 696,000 video customers in Illinois and Indiana (the “Comcast asset pool”). Insight received cable systems serving approximately 652,000 video customers, together with approximately $1.24 billion of debt allocated to those cable systems (the “Insight asset pool”). We accounted for our interest in Insight Midwest as an equity method investment until the Comcast asset pool was distributed to us on January 1, 2008. We accounted for the distribution of assets by Insight Midwest as a sale of our 50% interest in the Insight asset pool in exchange for acquiring an additional 50% interest in the Comcast asset pool. The estimated fair value of the 50% interest of the Comcast asset pool we received was approximately $1.2 billion and resulted in a pretax gain of approximately $235 million, which is included in other income (expense). We recorded our 50% interest in the Comcast asset pool as a step acquisition, which was in accordance with the applicable accounting guidance at that time.

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

Other

In April 2008, we acquired an additional interest in Comcast SportsNet Bay Area. In July 2008, we acquired Plaxo, an address book management and social networking website service. In August 2008, we acquired the remaining interest in G4 that we did not already own. In September 2008, we acquired DailyCandy, an e-mail newsletter and website. The results of operations for these acquisitions have been included in our consolidated results of operations since their respective acquisition dates. The results of operations for Plaxo and DailyCandy are reported in Corporate and Other. The aggregate purchase price of these other 2008 acquisitions was approximately $610 million. None of these acquisitions were material to our consolidated financial statements for the year ended December 31, 2008.

Comcast 2009 Annual Report on Form 10-K	50

2007

Houston Transaction

In July 2006, we initiated the dissolution of Texas and Kansas City Cable Partners (the “Houston transaction”), our 50%-50% cable system partnership with Time Warner Cable (“TWC”). On January 1, 2007, the distribution of assets by Texas and Kansas City Cable Partners was completed and we received the cable system serving Houston, Texas (the “Houston asset pool”) and TWC received the cable systems serving Kansas City, south and west Texas, and New Mexico (the “Kansas City asset pool”). We accounted for the distribution of assets by Texas and Kansas City Cable Partners as a sale of our 50% interest in the Kansas City asset pool in exchange for acquiring an additional 50% interest in the Houston asset pool. This transaction resulted in an increase of approximately 700,000 video customers. The estimated fair value of the 50% interest of the Houston asset pool we received was approximately $1.1 billion and resulted in a pretax gain of approximately $500 million, which is included in other income (expense). We recorded our 50% interest in the Houston asset pool as a step acquisition, which was in accordance with the applicable accounting guidance at that time.

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

Note 6: Investments

December 31 (in millions)	2009	2008
Fair Value Method
Equity securities	$1,933	$940
Debt securities	—	3
	1,933	943
Equity Method
SpectrumCo, LLC	1,410	1,354
Clearwire LLC	530	421
Other	401	402
	2,341	2,177
Cost Method
AirTouch	1,494	1,479
Other	229	243
	1,723	1,722
Total investments	5,997	4,842
Less: Current investments	50	59
Noncurrent investments	$5,947	$4,783

Fair Value Method

As of December 31, 2009, we held $1.929 billion of fair value method equity securities related to our obligations under prepaid forward sale agreements as collateral. These obligations are recorded to other noncurrent liabilities and terminate between 2011 and 2015. At termination of these prepaid forward sale agreements, the counterparties are entitled to receive some or all of the equity securities, or an equivalent amount of cash at our option, based on the market value of the equity securities at that time.

51	Comcast 2009 Annual Report on Form 10-K

The net unrealized gains on investments accounted for as AFS securities as of December 31, 2009 and 2008 were $ 34 million and $ 29 million, respectively. The amounts were reported as a component of accumulated other comprehensive income (loss), net of related deferred income taxes of $12 million and $10 million as of December 31, 2009 and 2008, respectively.

Available-For-Sale Securities

Year ended December 31 (in millions)	2009	2008
Cost	$46	$60
Unrealized gains	34	34
Unrealized losses	—	(5)
Fair value	$80	$89

Proceeds from the sale of AFS securities in 2009, 2008 and 2007 were $90 million, $638 million and $1.033 billion, respectively. Gross realized gains on these sales in 2009, 2008 and 2007 were $13 million, $1 million and $145 million, respectively. Sales of AFS securities in 2008 and 2007 consisted primarily of the sale of debt securities and sales of Time Warner Inc. common stock, respectively.

Equity Method

SpectrumCo, LLC

SpectrumCo, LLC (“SpectrumCo”) is a joint venture in which we, along with TWC and Bright House Networks, are partners. SpectrumCo was the successful bidder for 137 wireless spectrum licenses for approximately $2.4 billion in the Federal Communications Commission’s advanced wireless spectrum auction that concluded in September 2006. Our portion of the total cost to purchase the licenses was approximately $1.3 billion. Based on SpectrumCo’s currently planned activities, we have determined that it is not a VIE. We have and continue to account for this joint venture as an equity method investment based on its governance structure, notwithstanding our majority interest.

Clearwire

In November 2008, Sprint Nextel and the legal predecessor of Clearwire Corporation (“old Clearwire”) closed on a series of transactions (collectively, the “Clearwire transaction”) with an investor group made up of us, Intel, Google, TWC and Bright House Networks. As a result of the Clearwire transaction, Sprint Nextel and old Clearwire combined their next-generation wireless broadband businesses and formed a new independent holding company, Clearwire Corporation, and its operating subsidiary, Clearwire Communications LLC (“Clearwire LLC”), that will focus on the deployment of a nationwide 4G wireless network. We, together with the other members of the investor group, initially invested $3.2 billion in Clearwire LLC. Our portion of the initial investment was $1.05 billion. As a result of our initial investment, we received 61.8 million ownership units (“ownership units”) of Clearwire LLC and 61.8 million shares of Class B stock (“voting stock”) of Clearwire Corporation, the publicly traded holding company that controls Clearwire LLC. The voting stock has voting rights equal to those of the publicly traded Class A stock of Clearwire Corporation, but has only minimal economic rights. We hold our economic rights through the ownership units, which have limited voting rights. One ownership unit combined with one share of voting stock are exchangeable into one share of Clearwire Corporation’s publicly traded Class A stock. Also in connection with the Clearwire transaction, we entered into an agreement with Sprint Nextel that allows us to offer wireless services using certain of Sprint Nextel’s existing wireless networks and an agreement with Clearwire LLC that allows us to offer wireless services using Clearwire LLC’s next generation wireless broadband network. We allocated a portion of our $1.05 billion investment to the related agreements.

In 2009, we purchased an aggregate of approximately 25.6 million ownership units and approximately 25.6 million voting units of Clearwire LLC for approximately $185 million in connection with Clearwire Corporation’s $1.564 billion rights offering. Immediately following the rights offering, we transferred the 25.6 million voting units received to Clearwire Corporation and received 25.6 million shares of Clearwire Corporation voting stock. As of December 31, 2009, we held approximately 9.4% of the ownership interests in Clearwire Corporation on a fully diluted basis.

In 2008, as a result of the significant decline in the quoted market value of Clearwire Corporation’s publicly traded Class A shares from the date of our initial agreement in May 2008 to the quoted market value as of December 31, 2008, we evaluated our investment to determine if an other-than-temporary decline in fair value below our cost basis had occurred. As a result of the severe decline in the quoted market value, we recognized an impairment in other income (expense) of $600 million to adjust our cost basis in our investment to its estimated fair value as of December 31, 2008. If, in the future, we are required to evaluate our investment to determine if an other-than-temporary decline in fair value below our cost basis has occurred, we anticipate that our evaluation would consider (i) a comparison of actual operating results and updated forecasts to the projected discounted cash flows that were used in making our initial investment decision, (ii) other impairment indicators, such as changes in competition or technology, and (iii) a comparison to the value that would be obtained by exchanging our investment into Clearwire Corporation’s publicly traded Class A shares. As of December 31, 2009, the fair value of our investment exceeded our cost basis.

Comcast 2009 Annual Report on Form 10-K	52

Cost Method

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. The estimated fair value of the AirTouch preferred stock was $1.524 billion and $1.357 billion as of December 31, 2009 and 2008, respectively.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.750 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.650 billion. As of December 31, 2009 and 2008, the two redeemable series of subsidiary preferred shares were recorded at $1.479 billion and $1.468 billion, respectively, and those amounts are included in other noncurrent liabilities. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2009 and 2008 and those amounts are included in noncontrolling interests on our consolidated balance sheet.

Investment Income (Loss), Net

Year ended December 31 (in millions)	2009	2008	2007
Gains on sales and exchanges of investments, net	$28	$8	$151
Investment impairment losses	(44)	(28)	(4)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	997	(1,117)	315
Mark to market adjustments on derivative component of prepaid forward sale agreements	(815)	1,120	(188)
Mark to market adjustments on derivative component of ZONES	8	57	160
Interest and dividend income	102	149	199
Other, net	6	(100)	(32)
Investment income (loss), net	$282	$89	$601

53	Comcast 2009 Annual Report on Form 10-K

Note 7: Property and Equipment

December 31 (in millions)	Weighted Average Original Useful Life at December 31, 2009	2009	2008
Cable transmission equipment and distribution facilities	12 years	$16,059	$15,660
Customer premises equipment	6 years	20,154	17,788
Scalable infrastructure	7 years	6,525	5,776
Support capital	5 years	6,106	5,820
Buildings and building improvements	20 years	1,937	1,874
Land	—	206	205
Other	8 years	678	556
Property and equipment, at cost		51,665	47,679
Less: Accumulated depreciation		(27,810)	(23,235)
Property and equipment, net		$23,855	$24,444

Note 8: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment (see Note 18) are presented in the table below.

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2007	$12,842	$1,482	$381	$14,705
Acquisitions	306	139	209	654
Settlements and adjustments	(475)	(1)	6	(470)
Balance, December 31, 2008	$12,673	$1,620	$596	$14,889
Acquisitions	33	10	—	43
Settlements and adjustments	63	—	(62)	1
Balance, December 31, 2009	$12,769	$1,630	$534	$14,933

Cable segment acquisitions in 2009 were primarily related to the acquisition of the remaining interest in New England Cable News that we did not already own. Programming segment acquisitions in 2009 were primarily related to the acquisitions of GolfNow and WorldGolf. Settlements and adjustments in 2009 were primarily related to the DailyCandy and Plaxo transactions.

Cable segment acquisitions in 2008 were primarily related to the Insight transaction and the acquisition of an additional interest in Comcast SportsNet Bay Area. Programming segment acquisitions in 2008 were primarily related to the acquisition of the remaining interest in G4 that we did not already own. Corporate and Other acquisitions in 2008 were primarily related to Internet-related businesses, including Plaxo and DailyCandy. Settlements and adjustments in 2008 were primarily related to the settlement of an uncertain tax position of an acquired entity (see Note 15).

Comcast 2009 Annual Report on Form 10-K	54

The gross carrying amount and accumulated amortization of our intangible assets subject to amortization are presented in the table below.

		2009		2008
December 31 (in millions)	Original Useful Life at December 31, 2009	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4-12 years	$5,515	$(4,370)	$5,512	$(4,030)
Programming distribution rights	6-22 years	1,861	(1,119)	1,533	(859)
Cable franchise renewal costs and contractual operating rights	5-15 years	968	(499)	1,154	(484)
Software	3-5 years	2,283	(1,388)	1,887	(1,045)
Patents and other technology rights	3-12 years	246	(148)	244	(119)
Programming agreements and rights	1-10 years	1,094	(853)	1,508	(1,303)
Other agreements and rights	2-25 years	849	(334)	880	(320)
Total		$12,816	$(8,711)	$12,718	$(8,160)

The estimated expenses for each of the next five years recognized in amortization expense and other accounts are presented in the table below. The amortization of certain intangible assets of our Programming segment are not recognized as amortization expense but as a reduction to revenue or as an operating expense and are presented under the caption “Other Accounts.”

(in millions)	Amortization Expense	Other Accounts
2010	$987	$149
2011	$835	$67
2012	$704	$45
2013	$470	$18
2014	$279	$6

Note 9: Long-Term Debt

December 31 (in millions)	Weighted Average Interest Rate as of December 31, 2009		2009	2008
Revolving bank credit facility due 2013	N/A		$—	$1,000
Senior notes with maturities of 5 years or less	6.82%		6,861	9,425
Senior notes with maturities between 6 and 10 years	6.29%		9,293	9,798
Senior notes with maturities greater than 10 years	7.00%		12,287	11,284
Senior subordinated notes due 2012	10.63%		202	202
ZONES due 2029	2.00%		124	408
Other, including capital lease obligations	—		329	339
Total debt	6.41	%(a)	$29,096	$32,456
Less: Current portion			1,156	2,278
Long-term debt			$27,940	$30,178

(a)	Includes the effects of our derivative financial instruments.

55	Comcast 2009 Annual Report on Form 10-K

As of December 31, 2009 and 2008, our debt had an estimated fair value of $31.247 billion and $32.001 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values on an active market for the debt. To estimate the fair value of debt issuances for which there are no quoted market prices, we use interest rates available to us for debt issuances with similar terms and remaining maturities.

Some of our loan agreements require that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization. We were in compliance with all financial covenants for all periods presented. See Note 20 for a discussion of our subsidiary guarantee structures.

As of December 31, 2009 and 2008, accrued interest was $497 million and $520 million, respectively.

Debt Maturities

As of December 31, 2009 (in millions)
2010	$1,156
2011	$1,809
2012	$832
2013	$2,450
2014	$1,091
Thereafter	$21,758

Debt Borrowings

Year ended December 31, 2009 (in millions)
5.70% notes due 2019	$700
6.55% notes due 2039	800
Other	64
Total	$1,564

We used the net proceeds of these borrowings, together with cash on hand, for the repurchase of debt securities prior to their scheduled maturities, the repayment of outstanding borrowings under our revolving credit facility, the repayment of debt at its maturity, as well as for working capital and general corporate purposes.

Debt Repayments

Year ended December 31, 2009 (in millions)
Revolving bank credit facility due 2013	$1,000
Floating rate notes due 2009	1,241
6.875% notes due 2009	750
8.375% notes due 2013	676
7.125% notes due 2013	367
7.875% senior debentures due 2013	312
ZONES due 2029	262
Other	130
Total	$4,738

In July 2009, we completed a cash tender to purchase $1.3 billion aggregate principal amount of certain of our outstanding notes for approximately $1.5 billion. These notes consisted of approximately $621 million principal amount of our 8.375% notes due 2013, $367 million principal amount of our 7.125% notes due 2013 and $312 million principal amount of our 7.875% senior debentures due 2013. In 2009, we recognized approximately $180 million of interest expense primarily associated with the premiums incurred in this cash tender.

Debt Instruments

Commercial Paper Program

Our commercial paper program provides a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program.

Revolving Bank Credit Facility

As of December 31, 2009, we had a $6.8 billion revolving credit facility due January 2013 (the “credit facility”) with a syndicate of banks. The base rate, chosen at our option, is either the London Interbank Offered Rate (“LIBOR”) or the greater of the prime rate or the Federal Funds rate plus 0.5%. The borrowing margin is based on our senior unsecured debt ratings. As of December 31, 2009, the interest rate for borrowings under the credit facility was LIBOR plus 0.35%.

Lines and Letters of Credit

As of December 31, 2009, we and certain of our subsidiaries had unused lines of credit totaling $6.411 billion under various credit facilities and unused irrevocable standby letters of credit totaling $416 million to cover potential fundings under various agreements.

ZONES

At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (“ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the outstanding ZONES of $282 million or the market value of

Comcast 2009 Annual Report on Form 10-K	56

approximately 3.8 million shares of Sprint Nextel common stock and 137,000 shares of CenturyTel common stock. Before maturity, each of the ZONES is exchangeable at the holder’s option for an amount of cash equal to 95% of the aggregate market value of one share of Sprint Nextel common stock and 0.0685 shares of CenturyTel common stock.

We separate the accounting for the ZONES into derivative and debt components. The following table presents the change in the carrying value of the debt component and the change in the fair value of the derivative component (see Note 6).

(in millions)	Debt Component	Derivative Component	Total
Balance as of January 1, 2009	$385	$23	$408
Change in debt component to interest expense	7	—	7
Change in derivative component to investment income (loss), net	—	(8)	(8)
Repurchases	(283)	—	(283)
Balance as of December 31, 2009	$109	$15	$124

Note 10: Fair Value Measurements and Derivative Financial Instruments

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market

•

Level 2: consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly; Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument

•

Level 3: consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy. Financial instruments are classified in their entirety based on the lowest level of input that is significant to the fair value measurement. There have been no changes in the classification of any financial instruments within the fair value hierarchy in the periods presented. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

	Recurring Fair Value Measures
	Fair value as of December 31, 2009				Fair value as of December 31, 2008
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$1,855	$—	$—	$1,855	$884	$—	$—	$884
Available-for-sale securities	76	—	—	76	55	3	—	58
Equity warrants	—	—	2	2	—	—	1	1
Interest rate swap agreements	—	143	—	143	—	291	—	291
	$1,931	$143	$2	$2,076	$939	$294	$1	$1,234
Liabilities
Derivative component of ZONES	$—	$15	$—	$15	$—	$23	$—	$23
Derivative component of prepaid forward sale agreements	—	349	—	349	—	(466)	—	(466)
Interest rate swap agreements	—	1	—	1	—	1	—	1
	$—	$365	$—	$365	$—	$(442)	$—	$(442)

57	Comcast 2009 Annual Report on Form 10-K

Our financial instruments measured at fair value on a nonrecurring basis are presented in the table below.

	Nonrecurring Fair Value Measures
	Fair value as of December 31, 2008
(in millions)	December 31, 2008	Level 1	Level 2	Level 3	Total Losses
Equity method investments	$421	$—	$—	$421	$(600)

We recognized an other-than-temporary impairment for the year ended December 31, 2008 to other income (expense) of $600 million to adjust the cost basis of our approximately $1 billion investment in Clearwire LLC to its estimated fair value (see Note 6). Our valuation methodology used a combination of the quoted market value of Clearwire Corporation’s publicly traded Class A shares and unobservable inputs related to the ownership units of Clearwire LLC and the voting stock of Clearwire Corporation, including the use of discounted cash flow models. Our investment in Clearwire LLC is classified as a Level 3 financial instrument in the fair value hierarchy because a portion of the estimated fair value of the investment is based on unobservable inputs. As of December 31, 2009, the fair value of our investment exceeded our cost basis.

Amount of Gain (Loss) Recognized in Income on Derivative Financial Instruments

Year ended December 31, 2009 (in millions)
Designated Fair Value Hedging Relationships
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$(148)
Long-term debt — interest rate swap agreements (fixed to variable)	148
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreement	46
Mark to market adjustments on derivative component of prepaid forward sale agreement	(37)
Gain (loss) on fair value hedging relationships	9
Nondesignated
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	951
Mark to market adjustments on derivative component of prepaid forward sale agreements	(778)
Mark to market adjustments on derivative component of ZONES	8
Total gain (loss)	$190

Interest Rate Risk Management

We are exposed to the market risk of adverse changes in interest rates. To manage the volatility relating to these exposures, our policy is to maintain a mix of fixed-rate and variable-rate debt and to use interest rate derivative transactions.

Using swaps, we agree to exchange, at specified dates, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time. None of our current derivative contracts require us to post collateral. As of December 31, 2009 and 2008, the estimated fair value of those swaps was an asset of $26 million and an asset of $44 million, respectively. The table below summarizes the terms of our existing swaps.

Fixed to Variable Swaps

December 31 (in millions)	2009	2008
Maturities	2010-2018	2009-2018
Notional amount	$3,750	$3,500
Average pay rate	2.9%	3.9%
Average receive rate	6.3%	5.8%
Estimated fair value	$183	$309

The notional amounts presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value represents the approximate amount of proceeds or payments required to settle the contracts, including accrued interest of $40 million and $18 million as of December 31, 2009 and 2008, respectively.

In 2009 and 2008, the effect of our interest rate derivative financial instruments was a decrease to our interest expense of approximately $104 million and $34 million, respectively. In 2007, the effect was an increase to our interest expense of approximately $43 million.

See Note 2 for further discussion on our accounting policies for derivative financial instruments.

Comcast 2009 Annual Report on Form 10-K	58

Note 11: Noncontrolling Interests

Certain of our subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features whereby interests held by the minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If interests were to be redeemed under these agreements, we would generally be required to purchase the interest at fair value on the date of redemption. These interests are presented on the balance sheet outside of equity under the caption “Redeemable noncontrolling interests.” Noncontrolling interests that do not contain such redemption features are presented in equity.

In 2009, we acquired all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $35 million, for approximately $5 million and rights to existing intellectual property. The difference between the amount paid and the carrying value of the noncontrolling interest resulted in an increase of approximately $30 million to additional paid-in capital of Comcast Corporation.

Also in 2009, through a series of transactions, we acquired all of the noncontrolling interest of one of our regional sports networks, which had a carrying value of approximately $4 million, for approximately $73 million. The difference between the amount paid and the carrying value of the noncontrolling interests resulted in a decrease of approximately $69 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

Year ended December 31, 2009 (in millions)
Net income attributable to Comcast Corporation	$3,638
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	30
Decrease in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	(69)
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$3,599

Note 12: Postretirement, Pension and Other Employee Benefit Plans

	2009		2008		2007
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$360	$184	$338	$181	$280	$179
Fair value of plan assets	$—	$176	$—	$152	$—	$157
Plan funded status and recorded benefit obligation	$(360)	$(8)	$(338)	$(29)	$(280)	$(22)
Portion of benefit obligation not yet recognized in benefits expense	$(36)	$46	$(18)	$67	$(39)	$1
Benefits expense	$45	$2	$36	$1	$34	$4
Discount rate	6.05%	5.75%	6.15%	6.00%	6.65%	6.25%
Expected return on plan assets	N/A	8.00%	N/A	8.00%	N/A	8.00%

59	Comcast 2009 Annual Report on Form 10-K

Postretirement Benefit Plans

Our postretirement medical benefits cover substantially all of our employees who meet certain age and service requirements. The majority of eligible employees participate in the Comcast Postretirement Healthcare Stipend Program (the “stipend plan”), and a small number of eligible employees participate in legacy plans of acquired companies. The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount. Substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities.

Pension Benefit Plans

We sponsor two pension plans that together provide benefits to substantially all former employees of a previously acquired company. Future benefits for both plans have been frozen.

Other Employee Benefits

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management and nonemployee directors (each a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participant accounts are credited with income primarily based on a fixed annual rate. Participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law. We have purchased life insurance policies to fund a portion of the unfunded obligation related to our deferred compensation plans. As of December 31, 2009 and 2008, the cash surrender value of these policies, which are recorded to other noncurrent assets, was approximately $264 million and $147 million, respectively.

Year ended December 31 (in millions)	2009	2008	2007
Benefit obligation	$849	$797	$672
Interest expense	$79	$76	$65

Split-Dollar Life Insurance

We have collateral assignment split-dollar life insurance agreements with select key employees that require us to carry certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employees extends beyond retirement.

On January 1, 2008, we adjusted beginning retained earnings and recorded a liability of $132 million for the present value of the postretirement benefit obligation related to our split-dollar life insurance agreements in connection with the adoption of new accounting guidance. As of December 31, 2009 and 2008, this benefit obligation, which is primarily recorded to noncurrent liabilities, was $166 million and $145 million, respectively. The related expenses were $37 million and $24 million for the years ended December 31, 2009 and 2008, respectively.

Retirement Investment Plans

We sponsor several 401(k) retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified guidelines. We match a percentage of the employees’ contributions up to certain limits. In 2009, 2008 and 2007, expenses related to these plans amounted to $182 million, $178 million and $150 million, respectively.

Severance Benefits

We provide certain former employees severance benefits that are payable after employment. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We recorded $81 million and $126 million of severance costs during 2009 and 2008, respectively.

Note 13: Equity

Common Stock

In the aggregate, holders of our Class A common stock have 66 2 /3% of the voting power of our common stock and holders of our Class B common stock have 33 1/3% of the voting power of our common stock. Our Class A Special common stock is generally nonvoting. Each share of our Class B common stock is entitled to 15 votes. The number of votes held by each share of our Class A common stock depends on the number of shares of Class A and Class B common stock outstanding at any given time. The 33 1/3% aggregate voting power of our Class B common stock cannot be diluted by additional issuances of any other class of common stock. Our Class B common stock is convertible, share for share, into Class A or Class A Special common stock, subject to certain restrictions.

Share Repurchases

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The share repurchase program does not have an expiration date. As of December 31, 2009, we had approximately $3.3 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

Aggregate Share Repurchases

(in millions)	2009	2008	2007
Aggregate consideration	$765	$2,800	$3,102
Shares repurchased	50	141	133

Comcast 2009 Annual Report on Form 10-K	60

Changes in Common Stock

	Common Stock Share Class
(shares, in millions)	A	A Special	B
Balance, January 1, 2007	2,060	1,050	9
Stock compensation plans	17	6	—
Repurchase and retirement of common stock	(25)	(108)	—
Employee stock purchase plan	2	—	—
Balance, December 31, 2007	2,054	948	9
Stock compensation plans	4	3	—
Repurchase and retirement of common stock	(20)	(121)	—
Employee stock purchase plan	3	—	—
Share exchange	20	(20)	—
Balance, December 31, 2008	2,061	810	9
Stock compensation plans	3	—	—
Repurchase and retirement of common stock	(5)	(45)	—
Employee stock purchase plan	4	—	—
Balance, December 31, 2009	2,063	765	9

Dividends

Period Declared	Per Share	Amount
February	$0.0675	$195
May	0.0675	194
August	0.0675	193
December (paid in January 2010)	0.0945	268
Total	$0.2970	$850

In December 2009, our Board of Directors increased the quarterly dividend paid in January 2010 from $0.0675 per share to $0.0945 per share. We expect to continue to pay quarterly dividends, though each dividend is subject to approval by our Board of Directors.

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2009	2008
Unrealized gains (losses) on marketable securities	$22	$19
Deferred gains (losses) on cash flow hedges	(62)	(97)
Unrealized gains (losses) on employee benefit obligations	(6)	(31)
Cumulative translation adjustments	—	(4)
Accumulated other comprehensive income (loss), net of deferred taxes	$(46)	$(113)

Deferred losses on cash flow hedges in the table above relate primarily to previous interest rate lock agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. Unless we retire this debt early, these unrealized losses will be reclassified as an adjustment to interest expense, primarily through 2022, the same period in which the related interest expense is recognized in earnings. As of December 31, 2009, we expect $16 million of unrealized losses, $10 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months.

Note 14: Share-Based Compensation

Our approach to long-term incentive compensation includes the awarding of stock options and RSUs to certain employees and directors. We grant these awards under various plans. Additionally, through our employee stock purchase plan, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2009	2008	2007
Stock options	$103	$99	$74
Restricted share units	93	96	79
Employee stock purchase plan	13	13	11
Total	$209	$208	$164

Tax benefit	$73	$71	$56

As of December 31, 2009, we had unrecognized pretax compensation expense of $320 million related to nonvested stock options and unrecognized pretax compensation expense of $307 million related to nonvested RSUs that will be recognized over a weighted average period of approximately 2.0 years and 1.7 years, respectively. The amount of share-based compensation capitalized was not material to our consolidated financial statements for the periods presented.

When stock options are exercised or RSU awards are settled through the issuance of shares, any income tax benefit realized in excess of the amount associated with compensation expense that was previously recognized for financial reporting purposes is presented as a financing activity rather than as an operating activity in our consolidated statement of cash flows. There was no excess cash income tax benefit classified as a financing cash inflow in 2009. In 2008 and 2007, there was approximately $15 million and $33 million, respectively, of excess cash income tax benefit classified as a financing cash inflow.

61	Comcast 2009 Annual Report on Form 10-K

Option Plans

We maintain stock option plans for certain employees under which fixed-price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant. Under our stock option plans, a combined total of approximately 254 million shares of our Class A and Class A Special common stock are reserved for the exercise of stock options, including those outstanding as of December 31, 2009. Option terms are generally 10 years, with options generally becoming exercisable within 5 years from the date of grant.

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

Stock Option Fair Value and Significant Assumptions

	2009	2008	2007
Fair value	$4.93	$6.47	$9.61
Dividend yield	1.9%	1.3%	0%
Expected volatility	36.8%	32.8%	24.3%
Risk-free interest rate	2.4%	3.0%	4.5%
Expected option life (in years)	7.0	7.0	7.0

In 2007, we began granting net settled stock options instead of stock options exercised with a cash payment (“cash settled stock options”). In net settled stock options, an employee receives the number of shares equal to the number of options being exercised less the number of shares necessary to satisfy the cost to exercise the options and, if applicable, taxes due on exercise based on the fair value of the shares at the exercise date. The change to net settled stock options results in fewer shares being issued and no cash proceeds being received by us when a net settled option is exercised. Following the change in 2007, we offered employees the opportunity to modify their outstanding stock options from cash settled to net settled. The modifications that were made did not result in any additional compensation expense.

Comcast 2009 Annual Report on Form 10-K	62

Stock Option Activity

	Cash Settled Options (in thousands)	Net Settled Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Class A Common Stock
Outstanding as of January 1, 2009	46,311	80,915	$23.41
Granted	—	34,293	$14.56
Exercised	(6)	(4)	$16.64
Forfeited	(435)	(4,355)	$19.01
Expired	(10,053)	(4,111)	$40.50
Outstanding as of December 31, 2009	35,817	106,738	$19.74	6.0	$77.7
Weighted-average exercise price, as of December 31, 2009	$22.08	$18.95
Exercisable as of December 31, 2009	31,973	34,555	$21.95	3.7	$1.0
Weighted-average exercise price, as of December 31, 2009	$22.36	$21.57
Weighted-average remaining contractual term	3.0	4.4
Aggregate intrinsic value	$0.8	$0.2
Class A Special Common Stock
Outstanding as of January 1, 2009	11,671	36,598	$24.08
Exercised	(49)	—	$12.90
Forfeited	(18)	—	$21.79
Expired	(1,958)	(7,622)	$22.60
Outstanding as of December 31, 2009	9,646	28,976	$24.47	1.3	$2.0
Weighted-average exercise price, as of December 31, 2009	$23.31	$24.85
Exercisable as of December 31, 2009	9,410	25,251	$24.53	1.3	$1.9
Weighted-average exercise price, as of December 31, 2009	$23.37	$24.96
Weighted-average remaining contractual term	1.5	1.2
Aggregate intrinsic value	$1.6	$0.3

Cash received from cash settled options exercised during the year ended December 31, 2009 was $1 million.

Exercised Stock Options

Year ended December 31 (in millions)	2009	2008	2007
Intrinsic value of options exercised	$—	$85	$171
Tax benefit of options exercised	$—	$30	$58

The stock option information above does not include 7.1 million stock options outstanding, with a weighted-average exercise price of $25.63 per share, for the year ended December 31, 2009. These stock options were issued under a stock option liquidity program in 2005 and will expire by the end of 2012.

We also maintain a deferred stock option plan for certain employees and directors that provided the optionees with the opportunity to defer the receipt of shares of Class A or Class A Special common stock that would otherwise be deliverable when the stock options are exercised. As of December 31, 2009, approximately 1.9 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by the optionees under the deferred stock option plan.

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (“participants”) may be granted RSU awards in units of Class A or Class A Special common stock. Under the restricted stock plan, a combined total of approximately 55 million shares of our Class A and Class A Special common stock are reserved for issuance, including those outstanding as of

63	Comcast 2009 Annual Report on Form 10-K

December 31, 2009. RSUs, which are valued based on the closing price on the date of grant and discounted for the lack of dividends, if any, during the vesting period, entitle participants to receive, at the time of vesting, one share of common stock for each RSU. The awards vest annually, generally over a period not to exceed 5 years, and do not have voting or dividend rights. The table below summarizes the weighted-average fair value at the date of grant of the RSUs.

	2009	2008	2007
Weighted-average fair value	$13.60	$18.06	$25.65

Restricted Stock Plan Activity

	Nonvested Restricted Share Unit Awards (in thousands)	Weighted- Average Grant Date Fair Value
Class A Common Stock
Nonvested awards outstanding as of January 1, 2009	20,336	$19.64
Granted	13,125	$13.60
Vested	(4,485)	$20.89
Forfeited	(2,439)	$19.79
Nonvested awards outstanding as of December 31, 2009	26,537	$17.34

Vested Restricted Share Units

Year ended December 31 (in millions)	2009	2008	2007
Fair value of RSUs vested	$61	$65	$75
Tax benefit of RSUs vested	$22	$23	$24

The restricted stock plan also provides certain employees and directors the opportunity to defer the receipt of shares of Class A or Class A Special common stock that would otherwise be deliverable when their RSUs vest. As of December 31, 2009, approximately 1.0 million and 80,000 shares of Class A common stock and Class A Special common stock, respectively, were issuable under vested RSU awards, the receipt of which was irrevocably deferred by participants.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that offers employees the opportunity to purchase shares of Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under the plan as share-based compensation expense. The employee cost associated with participation in the plan was satisfied with payroll deductions of approximately $48 million, $50 million and $48 million in 2009, 2008 and 2007, respectively.

Note 15: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2009	2008	2007
Current expense (benefit)
Federal	$802	$751	$1,280
State	(156)	287	273
	646	1,038	1,553
Deferred expense (benefit)
Federal	945	547	128
State	(113)	(52)	119
	832	495	247
Income tax expense	$1,478	$1,533	$1,800

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2009	2008	2007
Federal tax at statutory rate	$1,787	$1,420	$1,522
State income taxes, net of federal benefit	174	45	153
Nondeductible losses from joint ventures and equity in net income (losses) of affiliates, net	1	(1)	(3)
Benefit related to certain subsidiary reorganizations	(151)	—	—
Adjustments to uncertain and effectively settled tax positions	(178)	34	35
Accrued interest on uncertain and effectively settled tax positions, net	(120)	65	110
Other	(35)	(30)	(17)
Income tax expense	$1,478	$1,533	$1,800

Comcast 2009 Annual Report on Form 10-K	64

Components of Net Deferred Tax Liability

December 31 (in millions)	2009	2008
Deferred Tax Assets:
Net operating loss carryforwards	$375	$445
Differences between book and tax basis of long-term debt	137	153
Nondeductible accruals and other	1,188	1,351
Less: Valuation allowance	(214)	(225)
	1,486	1,724
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	27,870	27,354
Differences between book and tax basis of investments	662	588
Differences between book and tax basis of indexed debt securities	514	472
	29,046	28,414
Net deferred tax liability	$27,560	$26,690

Changes in net deferred income tax liabilities in 2009 that were not recorded as deferred income tax expense are related to increases of approximately $37 million associated with items included in other comprehensive income (loss). Our net deferred tax liability includes approximately $23 billion related to franchise rights that will remain unchanged unless we recognize an impairment or dispose of a franchise.

Net deferred tax assets included in current assets are primarily related to our current investments and current liabilities. As of December 31, 2009, we had federal net operating loss carryforwards of $185 million and various state net operating loss carryforwards that expire in periods through 2029. The determination of the state net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2009 and 2008, our valuation allowance was related primarily to state net operating loss carryforwards. In 2009, 2008 and 2007, income tax benefits attributable to share-based compensation of approximately $14 million, $28 million, and $49 million, respectively, were allocated to shareholders’ equity.

Uncertain Tax Positions

On January 1, 2007, we recorded a cumulative effect adjustment related to the adoption of new accounting guidance related to uncertain tax positions that increased retained earnings by $60 million. Our uncertain tax positions as of December 31, 2009 totaled $1.185 billion, excluding the federal benefits on state tax positions that have been recorded as deferred income taxes. If we were to recognize the tax benefit for such positions in the future, approximately $941 million would impact our effective tax rate with the remaining amount increasing our deferred income tax liability.

Reconciliation of Unrecognized Tax Benefits

(in millions)	2009	2008	2007
Balance as of January 1	$1,450	$1,921	$2,099
Additions based on tax positions related to the current year	57	55	65
Additions based on tax positions related to prior years	—	30	18
Reductions for tax positions of prior years	(257)	(411)	(157)
Reductions due to expiration of statute of limitations	—	(3)	(3)
Settlements with taxing authorities	(65)	(142)	(101)
Balance as of December 31	$1,185	$1,450	$1,921

As of December 31, 2009 and 2008, we had accrued approximately $519 million and $787 million, respectively, of interest associated with our uncertain tax positions.

During 2009, we recognized approximately $566 million of income tax benefits primarily due to the recognition of tax benefits associated with uncertain tax positions and related interest, and certain subsidiary reorganizations. The primary impacts of these adjustments were reductions to our deferred income tax and other long-term liabilities. During 2008, we recognized approximately $411 million of income tax benefits as a result of the settlement of an uncertain tax position of an acquired entity. The tax position related to the deductibility of certain costs incurred in connection with a business acquisition. The primary impacts of the settlement were reductions to our deferred income tax and other long-term liabilities of approximately $542 million, a reduction to goodwill of approximately $477 million and a reduction to income tax expense of approximately $65 million.

The Internal Revenue Service (“IRS”) and various states are currently examining our 2007 and 2008 tax returns. During 2009, the IRS completed its examination of our income tax returns for 2005 and 2006. During 2007, the IRS completed its examination of our income tax returns for the years 2000 through 2004. The IRS proposed certain adjustments that relate primarily to certain financing transactions. We are currently disputing those proposed adjustments, but if the adjustments are sustained, they would not have a material impact on our effective tax rate.

65	Comcast 2009 Annual Report on Form 10-K

Note 16: Statement of Cash Flows — Supplemental Information

Year ended December 31 (in millions)	2009	2008	2007
Interest	$2,040	$2,256	$2,134
Income taxes	$1,303	$762	$1,638

Noncash Financing and Investing Activities

During 2009, we:

•	recorded a liability of approximately $268 million for a quarterly cash dividend of $0.0945 per common share paid in January 2010, which is a noncash financing activity

•	acquired approximately $389 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

During 2008, we:

•	exchanged our 50% interest in the Insight asset pool for Insight’s 50% interest in the Comcast asset pool, which is a noncash investing activity

•	recorded a liability of approximately $180 million for a quarterly cash dividend of $0.0625 per common share paid in January 2009, which is a noncash financing activity

•	acquired approximately $559 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

•	issued an interest in a consolidated entity with a value of approximately $145 million in exchange for certain programming rights, which is a noncash investing activity

During 2007, we:

•	exchanged our 50% interest in the Kansas City asset pool for TWC’s 50% interest in the Houston asset pool, which is a noncash investing activity

•

settled the remaining outstanding $49 million face amount of exchangeable notes by delivering approximately 1.8 million of the 2.2 million underlying Vodafone ADRs to the counterparty, which is a noncash financing and investing activity

•	entered into capital leases totaling $46 million, which is a noncash investing and financing activity

•	acquired approximately $593 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

Note 17: Commitments and Contingencies

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

One of our subsidiaries supports debt compliance with respect to obligations of a cable system in which we hold an ownership interest. Although there can be no assurance, we believe that we will not be required to meet our obligation under this commitment, which expires March 2011. The total notional amount of our commitment was $410 million as of December 31, 2009, at which time there were no quoted market prices for similar agreements.

The table below summarizes our minimum annual commitments under the programming license agreements of our programming networks and regional sports networks and our minimum annual rental commitments for office space, equipment and transponder service agreements under noncancelable operating leases.

As of December 31, 2009 (in millions)	Programming License Agreements	Operating Leases
2010	$677	$333
2011	$654	$257
2012	$599	$214
2013	$604	$181
2014	$595	$151
Thereafter	$5,822	$743

The following table summarizes our rental expense and programming license expense charged to operations:

Year ended December 31 (in millions)	2009	2008	2007
Rental expense	$418	$436	$358
Programming license expense	$671	$548	$484

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

Comcast 2009 Annual Report on Form 10-K	66

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

Classes of Philadelphia Cluster and Chicago Cluster subscribers were certified in May 2007 and October 2007, respectively. In March 2009, as a result of a Third Circuit Court of Appeals decision clarifying the standards for class certification, the order certifying the Philadelphia Cluster class was vacated without prejudice to the plaintiffs filing a new motion. In January 2010, in its decision on the plaintiffs’ new motion, the Eastern District of Pennsylvania certified a class subject to certain limitations. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California (“Central District”) in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to subscribers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its subscribers on an “unbundled” basis. In October 2009, the Central District issued an order dismissing the plaintiffs’ complaint with prejudice. Plaintiffs have appealed that order to the Ninth Circuit Court of Appeals.

In addition, we are the defendant in twenty-two purported class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multi-district litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama.

The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multi-district litigation described above. There were oral arguments in the Eastern District of Pennsylvania in December 2009 in connection with a motion by the Attorney General to remand the case back to West Virginia state court.

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

Other

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions. We are also subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate

67	Comcast 2009 Annual Report on Form 10-K

liability with respect to such actions is not expected to materially affect our financial position, results of operations or cash flows, any litigation resulting from any such legal proceedings or claims could be time consuming, costly and injure our reputation.

*     *     *

We believe the claims in each of the actions described above in this item are without merit and intend to defend the actions vigo -

rously. Although we cannot predict the outcome of any of the actions described above or how the final resolution of any such actions would impact our results of operations or cash flows for any one period or our consolidated financial condition, the final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

Comcast 2009 Annual Report on Form 10-K	68

Note 18: Financial Data by Business Segment

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

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(e)(f)	Total
2009
Revenue(g)	$33,857	$1,496	$748	$(345)	$35,756
Operating income (loss) before depreciation and amortization(h)	13,694	389	(366)	(3)	13,714
Depreciation and amortization	6,214	196	122	(32)	6,500
Operating income (loss)	7,480	193	(488)	29	7,214
Capital expenditures	5,037	34	46	—	5,117
2008
Revenue(g)(i)	$32,610	$1,426	$644	$(257)	$34,423
Operating income (loss) before depreciation and amortization(h)	13,170	362	(399)	(1)	13,132
Depreciation and amortization	6,125	199	107	(31)	6,400
Operating income (loss)	7,045	163	(506)	30	6,732
Capital expenditures	5,545	44	161	—	5,750
2007
Revenue(g)(i)	$29,470	$1,314	$515	$(239)	$31,060
Operating income (loss) before depreciation and amortization(h)	11,922	286	(425)	3	11,786
Depreciation and amortization	5,924	223	100	(39)	6,208
Operating income (loss)	5,998	63	(525)	42	5,578
Capital expenditures	5,993	35	130	—	6,158

(a)	For the years ended December 31, 2009, 2008 and 2007, Cable segment revenue was derived from the following services:

	2009	2008	2007
Video(i)	57.2%	58.8%	60.9%
High-speed Internet	22.9%	22.2%	21.7%
Phone	9.6%	8.1%	6.0%
Advertising(i)	4.3%	5.2%	5.9%
Franchise fees	2.8%	2.8%	2.8%
Other(i)	3.2%	2.9%	2.7%
Total	100.0%	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

(b)	Our Cable segment includes our regional sports networks.

(c)	Our Programming segment consists primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, G4 and Style.

(d)

Corporate and Other activities include Comcast Interactive Media, Comcast Spectacor, a portion of operating results of our less than wholly owned technology development ventures (see “(e)” below), corporate activities and all other businesses not presented in our Cable or Programming segments.

(e)

We consolidate our less than wholly owned technology development ventures that we control or of which we are considered the primary beneficiary. These ventures are with various corporate partners, such as Motorola and Rovi Guides (formerly Gemstar). The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other except for cost allocations, which are made to the Cable segment based on our percentage ownership in each entity.

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

(i)	Reclassifications have been made to prior years to conform to classifications used in 2009.

69	Comcast 2009 Annual Report on Form 10-K

Note 19: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2009
Revenue(a)	$8,866	$8,978	$8,845	$9,067	$35,756
Operating income	$1,811	$1,875	$1,711	$1,817	$7,214
Net income attributable to Comcast Corporation	$772	$967	$944	$955	$3,638
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.27	$0.33	$0.33	$0.33	$1.27
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.27	$0.33	$0.33	$0.33	$1.26
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0675	$0.0675	$0.0675	$0.0945	$0.297
2008
Revenue(a)	$8,423	$8,597	$8,592	$8,811	$34,423
Operating income	$1,555	$1,750	$1,670	$1,757	$6,732
Net income attributable to Comcast Corporation	$732	$632	$771	$412	$2,547
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.24	$0.21	$0.26	$0.14	$0.87
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.24	$0.21	$0.26	$0.14	$0.86
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0625	$0.0625	$0.0625	$0.0625	$0.250

(a) Reclassifications have been made to prior years to conform to classifications used in 2009.

Note 20: Condensed Consolidating Financial Information

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

On August 31, 2009, we merged our wholly owned subsidiary, Comcast Cable Communications Holdings, Inc. (“CCCH”), a guarantor prior to the merger, with and into CCCL. Accordingly, the financial information for the CCCL parent reflects both the former CCCH parent and the CCCL parent for all periods presented.

Comcast Corporation provides an unconditional subordinated guarantee of $211 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and $202 million principal amount currently outstanding of Comcast Holdings’ 10 5 /8% senior subordinated debentures due 2012. Comcast Corporation does not guarantee the $71 million principal amount outstanding of Comcast Holdings’ ZONES due November 2029. We have included Comcast Holdings’ condensed consolidated financial information for all periods presented. Our condensed consolidating financial information is presented in the tables below.

Comcast 2009 Annual Report on Form 10-K	70

Condensed Consolidating Balance Sheet

December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$671	$—	$671
Investments	—	—	—	—	50	—	50
Accounts receivable, net	—	—	—	—	1,711	—	1,711
Other current assets	169	2	—	—	620	—	791
Total current assets	169	2	—	—	3,052	—	3,223
Investments	—	—	—	—	5,947	—	5,947
Investments in and amounts due from subsidiaries eliminated upon consolidation	73,943	80,766	47,141	69,959	5,721	(277,530)	—
Property and equipment, net	299	—	—	—	23,556	—	23,855
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	14,933	—	14,933
Other intangible assets, net	11	—	—	—	4,094	—	4,105
Other noncurrent assets, net	419	13	—	6	780	—	1,218
Total assets	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$14	$—	$—	$—	$3,080	$—	$3,094
Accrued expenses and other current liabilities	1,009	176	75	131	1,608	—	2,999
Current portion of long-term debt	1,100	—	—	—	56	—	1,156
Total current liabilities	2,123	176	75	131	4,744	—	7,249
Long-term debt, less current portion	20,089	4,925	2,352	326	248	—	27,940
Deferred income taxes	8,068	—	—	697	19,035	—	27,800
Other noncurrent liabilities	1,840	—	—	171	4,756	—	6,767
Redeemable noncontrolling interests	—	—	—	—	166	—	166
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	42,689	75,680	44,714	68,640	88,496	(277,530)	42,689
Total Comcast Corporation shareholders’ equity	42,721	75,680	44,714	68,640	88,496	(277,530)	42,721
Noncontrolling interests	—	—	—	—	90	—	90
Total equity	42,721	75,680	44,714	68,640	88,586	(277,530)	42,811
Total liabilities and equity	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

71	Comcast 2009 Annual Report on Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,195	$—	$1,195
Investments	—	—	—	—	59	—	59
Accounts receivable, net	—	—	—	—	1,626	—	1,626
Other current assets	171	8	—	—	657	—	836
Total current assets	171	8	—	—	3,537	—	3,716
Investments	—	—	—	—	4,783	—	4,783
Investments in and amounts due from subsidiaries eliminated upon consolidation	70,076	78,035	46,314	65,534	4,471	(264,430)	—
Property and equipment, net	306	—	—	—	24,138	—	24,444
Franchise rights	—	—	—	—	59,449	—	59,449
Goodwill	—	—	—	—	14,889	—	14,889
Other intangible assets, net	1	—	—	—	4,557	—	4,558
Other noncurrent assets, net	603	21	—	17	537	—	1,178
Total assets	$71,157	$78,064	$46,314	$65,551	$116,361	$(264,430)	$113,017
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$196	$—	$—	$—	$3,197	$—	$3,393
Accrued expenses and other current liabilities	810	297	87	129	1,945	—	3,268
Current portion of long-term debt	1,242	1,006	—	—	30	—	2,278
Total current liabilities	2,248	1,303	87	129	5,172	—	8,939
Long-term debt, less current portion	19,839	6,756	2,691	610	282	—	30,178
Deferred income taxes	7,160	—	—	656	19,166	—	26,982
Other noncurrent liabilities	1,460	—	—	119	4,592	—	6,171
Redeemable noncontrolling interests	—	—	—	—	171	—	171
Equity:
Common stock	33	—	—	—	—	—	33
Other shareholders’ equity	40,417	70,005	43,536	64,037	86,852	(264,430)	40,417
Total Comcast Corporation shareholders’ equity	40,450	70,005	43,536	64,037	86,852	(264,430)	40,450
Noncontrolling interests	—	—	—	—	126	—	126
Total equity	40,450	70,005	43,536	64,037	86,978	(264,430)	40,576
Total liabilities and equity	$71,157	$78,064	$46,314	$65,551	$116,361	$(264,430)	$113,017

The December 31, 2008 balance sheet for Comcast Holdings has been adjusted as compared to amounts previously reported in the September 30, 2009 Form 10-Q to properly reflect its increased investment in CCCL resulting from the merger of CCCH in CCCL. Amounts previously reported for Comcast Holdings’ “Investment in and amounts due from subsidiaries eliminated upon consolidation” and “Other shareholders’ equity” were $26,519 and $25,022, respectively.

Comcast 2009 Annual Report on Form 10-K	72

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$35,756	$—	$35,756
Management fee revenue	768	678	439	—	—	(1,885)	—
	768	678	439	—	35,756	(1,885)	35,756
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	14,396	—	14,396
Selling, general and administrative	362	678	439	57	7,995	(1,885)	7,646
Depreciation	29	—	—	—	5,454	—	5,483
Amortization	—	—	—	—	1,017	—	1,017
	391	678	439	57	28,862	(1,885)	28,542
Operating income (loss)	377	—	—	(57)	6,894	—	7,214
Other Income (Expense):
Interest expense	(1,296)	(666)	(223)	(29)	(134)	—	(2,348)
Investment income (loss), net	3	—	—	8	271	—	282
Equity in net income (losses) of affiliates, net	4,233	4,913	3,275	4,781	(64)	(17,202)	(64)
Other income (expense)	—	—	—	—	22	—	22
	2,940	4,247	3,052	4,760	95	(17,202)	(2,108)
Income (loss) before income taxes	3,317	4,247	3,052	4,703	6,989	(17,202)	5,106
Income tax (expense) benefit	321	233	78	27	(2,137)	—	(1,478)
Net income (loss) from consolidated operations	3,638	4,480	3,130	4,730	4,852	(17,202)	3,628
Net (income) loss attributable to noncontrolling interests	—	—	—	—	10	—	10
Net income (loss) attributable to Comcast Corporation	$3,638	$4,480	$3,130	$4,730	$4,862	$(17,202)	$3,638

73	Comcast 2009 Annual Report on Form 10-K

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$34,423	$—	$34,423
Management fee revenue	735	639	413	—	—	(1,787)	—
	735	639	413	—	34,423	(1,787)	34,423
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	13,639	—	13,639
Selling, general and administrative	358	639	413	53	7,976	(1,787)	7,652
Depreciation	23	—	—	—	5,434	—	5,457
Amortization	—	—	—	—	943	—	943
	381	639	413	53	27,992	(1,787)	27,691
Operating income (loss)	354	—	—	(53)	6,431	—	6,732
Other Income (Expense):
Interest expense	(1,307)	(632)	(212)	(146)	(142)	—	(2,439)
Investment income (loss), net	(40)	—	—	57	72	—	89
Equity in net income (losses) of affiliates, net	3,196	4,416	2,842	3,942	24	(14,459)	(39)
Other income (expense)	(5)	—	—	—	(280)	—	(285)
	1,844	3,784	2,630	3,853	(326)	(14,459)	(2,674)
Income (loss) before income taxes	2,198	3,784	2,630	3,800	6,105	(14,459)	4,058
Income tax (expense) benefit	349	221	74	50	(2,227)	—	(1,533)
Net income (loss) from consolidated operations	2,547	4,005	2,704	3,850	3,878	(14,459)	2,525
Net (income) loss attributable to noncontrolling interests	—	—	—	—	22	—	22
Net income (loss) attributable to Comcast Corporation	$2,547	$4,005	$2,704	$3,850	$3,900	$(14,459)	$2,547

Comcast 2009 Annual Report on Form 10-K	74

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$31,060	$—	$31,060
Management fee revenue	630	551	338	—	—	(1,519)	—
	630	551	338	—	31,060	(1,519)	31,060
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	12,334	—	12,334
Selling, general and administrative	297	551	338	17	7,256	(1,519)	6,940
Depreciation	6	—	—	—	5,101	—	5,107
Amortization	—	—	—	—	1,101	—	1,101
	303	551	338	17	25,792	(1,519)	25,482
Operating income (loss)	327	—	—	(17)	5,268	—	5,578
Other Income (Expense):
Interest expense	(1,116)	(684)	(234)	(95)	(160)	—	(2,289)
Investment income (loss), net	7	5	—	70	519	—	601
Equity in net income (losses) of affiliates, net	3,095	3,825	2,427	3,375	(52)	(12,733)	(63)
Other income (expense)	1	—	—	—	521	—	522
	1,987	3,146	2,193	3,350	828	(12,733)	(1,229)
Income (loss) before income taxes	2,314	3,146	2,193	3,333	6,096	(12,733)	4,349
Income tax (expense) benefit	273	240	81	15	(2,409)	—	(1,800)
Net income (loss) from consolidated operations	2,587	3,386	2,274	3,348	3,687	(12,733)	2,549
Net (income) loss attributable to noncontrolling interests	—	—	—	—	38	—	38
Net income (loss) attributable to Comcast Corporation	$2,587	$3,386	$2,274	$3,348	$3,725	$(12,733)	$2,587

75	Comcast 2009 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$115	$(472)	$(185)	$3	$10,820	$—	$10,281
Investing Activities:
Net transactions with affiliates	1,215	3,438	539	259	(5,451)	—	—
Capital expenditures	(25)	—	—	—	(5,092)	—	(5,117)
Cash paid for intangible assets	(11)	—	—	—	(511)	—	(522)
Acquisitions, net of cash acquired	—	—	—	—	(88)	—	(88)
Proceeds from sales of investments	—	—	—	—	102	—	102
Purchases of investments	—	—	—	—	(346)	—	(346)
Other	—	—	—	—	74	—	74
Net cash provided by (used in) investing activities	1,179	3,438	539	259	(11,312)	—	(5,897)
Financing Activities:
Proceeds from borrowings	1,492	—	—	—	72	—	1,564
Repurchases and repayments of debt	(1,241)	(2,836)	(312)	(262)	(87)	—	(4,738)
Repurchases of common stock	(765)	—	—	—	—	—	(765)
Dividends paid	(761)	—	—	—	—	—	(761)
Issuances of common stock	1	—	—	—	—	—	1
Other	(20)	(130)	(42)	—	(17)	—	(209)
Net cash provided by (used in) financing activities	(1,294)	(2,966)	(354)	(262)	(32)	—	(4,908)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(524)	—	(524)
Cash and cash equivalents, beginning of period	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of period	$—	$—	$—	$—	$671	$—	$671

Comcast 2009 Annual Report on Form 10-K	76

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(446)	$(441)	$(175)	$9	$11,284	$—	$10,231
Investing Activities:
Net transactions with affiliates	2,269	622	475	310	(3,676)	—	—
Capital expenditures	(140)	—	—	—	(5,610)	—	(5,750)
Cash paid for intangible assets	—	—	—	—	(527)	—	(527)
Acquisitions, net of cash acquired	—	—	—	—	(738)	—	(738)
Proceeds from sales of investments	—	—	—	—	737	—	737
Purchases of investments	—	—	—	—	(1,167)	—	(1,167)
Other	(76)	—	—	—	44	—	(32)
Net cash provided by (used in) investing activities	2,053	622	475	310	(10,937)	—	(7,477)
Financing Activities:
Proceeds from borrowings	1,998	1,510	—	—	27	—	3,535
Repurchases and repayments of debt	(308)	(1,691)	(300)	(263)	(48)	—	(2,610)
Repurchases of common stock	(2,800)	—	—	—	—	—	(2,800)
Dividends paid	(547)	—	—	—	—	—	(547)
Issuances of common stock	53	—	—	—	—	—	53
Other	(3)	—	—	(56)	(94)	—	(153)
Net cash provided by (used in) financing activities	(1,607)	(181)	(300)	(319)	(115)	—	(2,522)
Increase (decrease) in cash and cash equivalents	—	—	—	—	232	—	232
Cash and cash equivalents, beginning of period	—	—	—	—	963	—	963
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,195	$—	$1,195

77	Comcast 2009 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2007

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(516)	$(445)	$(186)	$(20)	$9,356	$—	$8,189
Investing Activities:
Net transactions with affiliates	(372)	1,045	439	20	(1,132)	—	—
Capital expenditures	(110)	—	—	—	(6,048)	—	(6,158)
Cash paid for intangible assets	—	—	—	—	(406)	—	(406)
Acquisitions, net of cash acquired	—	—	—	—	(1,319)	—	(1,319)
Proceeds from sales of investments	—	—	—	—	1,761	—	1,761
Purchases of investments	—	—	—	—	(2,089)	—	(2,089)
Other	(72)	—	—	—	134	—	62
Net cash provided by (used in) investing activities	(554)	1,045	439	20	(9,099)	—	(8,149)
Financing Activities:
Proceeds from borrowings	3,695	—	—	—	18	—	3,713
Repurchases and repayments of debt	—	(600)	(245)	—	(556)	—	(1,401)
Repurchases of common stock	(3,102)	—	—	—	—	—	(3,102)
Issuances of common stock	412	—	—	—	—	—	412
Other	(12)	—	(8)	—	82	—	62
Net cash provided by (used in) financing activities	993	(600)	(253)	—	(456)	—	(316)
Increase (decrease) in cash and cash equivalents	(77)	—	—	—	(199)	—	(276)
Cash and cash equivalents, beginning of period	77	—	—	—	1,162	—	1,239
Cash and cash equivalents, end of period	$—	$—	$—	$—	$963	$—	$963

Comcast 2009 Annual Report on Form 10-K	78

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Refer to Management’s Report on Internal Control Over Financial Reporting on page 38.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 39.

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

Item 9B: Other Information

None.

79	Comcast 2009 Annual Report on Form 10-K

Part III

Item 10: Directors and Executive Officers of the Registrant

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2010. We refer to this proxy statement as the 2010 Proxy Statement.

Except for Mr. Brian L. Roberts, our Chairman of the Board and CEO (who, pursuant to our articles of incorporation, continues in these positions through May 26, 2010 or earlier upon his death, resignation or removal), the term of office of each of our executive officers, including Mr. Roberts after May 26, 2010, continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure as of December 31, 2009:

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	50	1986	Chairman and CEO; President
Michael J. Angelakis	45	2007	Executive Vice President; Chief Financial Officer
Stephen B. Burke	51	1998	Executive Vice President; Chief Operating Officer; President, Comcast Cable
David L. Cohen	54	2002	Executive Vice President
Arthur R. Block	54	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	53	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2009, Mr. Roberts had sole voting power over approximately 33% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of Comcast Holdings, a director of the National Cable and Telecommunications Association and Chairman of CableLabs.

Michael J. Angelakis has served as Executive Vice President and Chief Financial Officer of Comcast Corporation since March 2007. Before March 2007, Mr. Angelakis served as Managing Director and as a member of the Management and Investment Committees of Providence Equity Partners for more than five years. Mr. Angelakis is also a director of Comcast Holdings.

Stephen B. Burke has served as our Chief Operating Officer, Executive Vice President and President of Comcast Cable for more than five years. Mr. Burke is also a director of JPMorgan Chase & Company and Berkshire Hathaway, Incorporated.

David L. Cohen has served as an Executive Vice President for more than five years. Mr. Cohen is also a director of Comcast Holdings.

Arthur R. Block has served as our Senior Vice President, General Counsel and Secretary for more than five years. Mr. Block is also a director of Comcast Holdings.

Lawrence J. Salva has served as our Senior Vice President, Controller and Chief Accounting Officer for more than five years.

Comcast 2009 Annual Report on Form 10-K	80

Item 11: Executive Compensation

We incorporate the information required by this item by reference to our 2010 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to our 2010 Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to our 2010 Proxy Statement.

Item 14: Principal Accountant Fees and Services

We incorporate the information required by this item by reference to our 2010 Proxy Statement.

We intend to file our 2010 Proxy Statement for our annual meeting of shareholders with the SEC on or before April 30, 2010.

81	Comcast 2009 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 37 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 88 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).

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

4.4

Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to our Annual Report on Form 10-K for the year ended December 31, 2008).

4.5

Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to our Annual Report on Form 10-K for the year ended December 31, 2008).

4.6

Second Supplemental Indenture, dated August 31, 2009, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon, as Trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 (incorporated by reference to Exhibit 4.1 to our Current Report on Form 8-K filed on September 2, 2009).

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

10.1

Amended and restated Five Year Revolving Credit Agreement dated as of January 30, 2008 among Comcast Corporation, Comcast Cable Communications, LLC (successor in interest to Comcast Cable Communications Holdings, Inc.), the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent (incorporated by reference to Exhibit 10.53 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.2*

Comcast Corporation 2002 Stock Option Plan, as amended and restated effective December 9, 2008 (incorporated by reference to Exhibit 10.2 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.3*	Comcast Corporation 2003 Stock Option Plan, as amended and restated effective October 27, 2009.

10.4*

Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective October 7, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

Comcast 2009 Annual Report on Form 10-K	82

10.5*	Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective February 10, 2009.

10.6*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 12, 2009.

10.7*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective October 27, 2009.

10.8*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10.12 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.9*	Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective October 27, 2009.

10.10*

Comcast Corporation 2003 Cable Division Advertising/Sales Group Long Term Incentive Plan, as amended and restated effective January 1, 2007 (incorporated by reference to Exhibit 10.11 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.11*

Comcast Corporation Retirement-Investment Plan, as amended and restated effective October 7, 2008 (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.12*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective October 3, 2007 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.13*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective May 12, 2009.

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

10.16*

Employment Agreement between Comcast Corporation and Julian A. Brodsky, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.17*

Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 22, 2009).

10.18*	Employment Agreement between Comcast Corporation and David L. Cohen dated November 7, 2005 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 10, 2005).

10.19*

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

10.21*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 5, 2005).

10.22*

Amendment to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of February 13, 2009 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2009).

10.23*	Amendment No. 2 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2009.

10.24*	Notice of Rights Waiver from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on February 13, 2009).

10.25*	Notice of Termination from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on February 13, 2009).

10.26*	Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 27, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2007).

10.27*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2008).

83	Comcast 2009 Annual Report on Form 10-K

10.28*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).

10.29*

Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.30*

Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.31*

Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of June 5, 2001 (incorporated by reference to Exhibit 10.8 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 2001).

10.32*

Amendment to Compensation and Deferred Compensation Agreement between Comcast Corporation and Ralph J. Roberts, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.16 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.33*

Amendment to Compensation and Deferred Compensation Agreement between Comcast Corporation and Ralph J. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.17 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.34*

Second Amendment to Agreement between Comcast Corporation and Ralph J. Roberts, dated as of December 10, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.35*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective as of January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.36*

Employment Agreement between Comcast Corporation and Michael J. Angelakis, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 22, 2009).

10.37*

Employment Agreement between Comcast Corporation and Arthur R. Block, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on December 22, 2009).

10.38*	Amendment No. 1 to Employment Agreement between Comcast Corporation and Arthur R. Block, dated as of January 26, 2010.

10.39*

Form of Amendment, dated as of December 16, 2008, to the Employment Agreements with Ralph J. Roberts, Brian L. Roberts and David L. Cohen (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.40*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.39 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.41*

Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.42*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.41 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.43*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on December 22, 2009).

10.44*

Form of Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on December 22, 2009).

10.45	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.46

Master Agreement dated as of December 3, 2009 by and among General Electric Company, NBC Universal, Inc., Comcast Corporation and Navy, LLC (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2009).

Comcast 2009 Annual Report on Form 10-K	84

10.47	Form of Amended and Restated Limited Liability Company Agreement of Navy, LLC (incorporated by reference to Exhibit 2.2 to our Current Report on Form 8-K filed on December 4, 2009).

12.1	Statement of Earnings to fixed charges and earnings to combined fixed charges and preferred dividends.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on February 23, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statement of Cash Flows; (iv) the Consolidated Statement of Changes in Equity; (v) the Consolidated Statement of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements, tagged as blocks of text.

*	Constitutes a management contract or compensatory plan or arrangement.

85	Comcast 2009 Annual Report on Form 10-K

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 23, 2010.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 23, 2010

/S/ RALPH J. ROBERTS Ralph J. Roberts	Founder; Chairman Emeritus of the Board	February 23, 2010

/S/ JULIAN A. BRODSKY Julian A. Brodsky	Non-Executive Vice Chairman; Director	February 23, 2010

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Executive Vice President (Principal Financial Officer)	February 23, 2010

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 23, 2010

/S/ S. DECKER ANSTROM S. Decker Anstrom	Director	February 23, 2010

/S/ KENNETH J. BACON Kenneth J. Bacon	Director	February 23, 2010

/S/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 23, 2010

/S/ EDWARD D. BREEN Edward D. Breen	Director	February 23, 2010

/S/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 23, 2010

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 23, 2010

/S/ GERALD L. HASSELL Gerald L. Hassell	Director	February 23, 2010

/S/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 23, 2010

/S/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 23, 2010

/S/ MICHAEL I. SOVERN Michael I. Sovern	Director	February 23, 2010

Comcast 2009 Annual Report on Form 10-K	86

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2009 and 2008 and for each of the three years in the period ended December 31, 2009, and the Company’s internal control over financial reporting as of December 31, 2009, and have issued our report thereon dated February 23, 2010 (which report expresses an unqualified opinion and includes an explanatory paragraph concerning the adoption of new accounting pronouncements in 2009 and 2008); such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 23, 2010

87	Comcast 2009 Annual Report on Form 10-K

Comcast Corporation and Subsidiaries

Schedule II — Valuation and Qualifying Accounts

Years Ended December 31, 2009, 2008 and 2007

Allowance for Doubtful Accounts

(in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves(a)	Balance at End of Year

2009	$190	$385	$400	$175
2008	181	446	437	190
2007	157	418	394	181

(a)	Uncollectible accounts written off.

Comcast 2009 Annual Report on Form 10-K	88