Form 10-Q
period 2010-03-31
COMCAST CORP
filed 2010-04-28
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2010

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

Yes ☐ No ☒

As of March 31, 2010, there were 2,066,301,346 shares of our Class A common stock, 745,871,969 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2010. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

Our businesses may be affected by, among other things, the following:

•	our cable services face a wide range of competition that could adversely affect our future results of operations

•	technological advances have increased and will likely continue to increase competition for our cable services, which could adversely affect our future results of operations

•	programming expenses are increasing, which could adversely affect our future results of operations

•	we are subject to regulation by federal, state and local governments, which may impose additional costs and restrictions

•	weak economic conditions may have a negative impact on our results of operations and financial condition

•	we rely on network and information systems and other technology, and a disruption or failure of such networks, systems or technology may disrupt our business

•	we may be unable to obtain necessary hardware, software and operational support

•	our business depends on certain intellectual property rights and on not infringing the intellectual property rights of others

•	we face risks arising from the outcome of various litigation matters

•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•	the loss of key management personnel could have a negative impact on our business

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our operations through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$3,483	$671
Investments	41	50
Accounts receivable, less allowance for doubtful accounts of $161 and $175	1,581	1,711
Other current assets	863	791
Total current assets	5,968	3,223
Investments	6,267	5,947
Property and equipment, net of accumulated depreciation of $29,010 and $27,810	23,441	23,855
Franchise rights	59,452	59,452
Goodwill	15,029	14,933
Other intangible assets, net of accumulated amortization of $8,964 and $8,711	3,976	4,105
Other noncurrent assets, net	1,287	1,218
Total assets	$115,420	$112,733

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,006	$3,094
Accrued expenses and other current liabilities	3,272	2,999
Current portion of long-term debt	2,337	1,156
Total current liabilities	8,615	7,249
Long-term debt, less current portion	28,582	27,940
Deferred income taxes	27,756	27,800
Other noncurrent liabilities	7,140	6,767
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	148	166
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,431,762,096 and 2,428,533,911; outstanding, 2,066,301,346 and 2,063,073,161	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 816,806,733 and 835,991,034; outstanding, 745,871,969 and 765,056,270	8	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,097	40,247
Retained earnings	10,517	10,005
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(47)	(46)
Total Comcast Corporation shareholders’ equity	43,082	42,721
Noncontrolling interests	97	90
Total equity	43,179	42,811
Total liabilities and equity	$115,420	$112,733

See notes to consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2010	2009
Revenue	$9,202	$8,866
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,732	3,592
Selling, general and administrative	1,905	1,830
Depreciation	1,379	1,380
Amortization	251	253
	7,267	7,055
Operating income	1,935	1,811
Other Income (Expense):
Interest expense	(524)	(570)
Investment income (loss), net	101	13
Equity in net income (losses) of affiliates, net	(32)	(14)
Other income (expense)	(10)	(1)
	(465)	(572)
Income before income taxes	1,470	1,239
Income tax expense	(591)	(461)
Net income from consolidated operations	879	778
Net (income) loss attributable to noncontrolling interests	(13)	(6)

Net income attributable to Comcast Corporation	$866	$772

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.27
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.27
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0945	$0.0675

See notes to consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2010	2009
Net cash provided by (used in) operating activities	$2,903	$2,512
Investing Activities
Capital expenditures	(925)	(1,160)
Cash paid for intangible assets	(117)	(133)
Acquisitions, net of cash acquired	(172)	(7)
Proceeds from sales of investments	1	7
Purchases of investments	(24)	(47)
Other	(19)	24
Net cash provided by (used in) investing activities	(1,256)	(1,316)
Financing Activities
Proceeds from borrowings	2,408	20
Repurchases and repayments of debt	(612)	(352)
Repurchases of common stock	(300)	—
Dividends paid	(268)	(180)
Other	(63)	—
Net cash provided by (used in) financing activities	1,165	(512)
Increase (decrease) in cash and cash equivalents	2,812	684
Cash and cash equivalents, beginning of period	671	1,195
Cash and cash equivalents, end of period	$3,483	$1,879

See notes to consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Non- controlling Interests	Common Stock				Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
		A	A Special	B	Additional Paid-In Capital
Balance, January 1, 2009	$171	$24	$9	$—	$40,620	$7,427	$(7,517)	$(113)	$126	$40,576
Stock compensation plans					3					3
Employee stock purchase plan					15					15
Dividends declared						(195)				(195)
Other comprehensive income (loss)								20		20
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net					30				(35)	(5)
Contributions from (distributions to) noncontrolling interests	3								(4)	(4)
Net income (loss)	(1)					772			7	779
Balance, March 31, 2009	$173	$24	$9	$—	$40,668	$8,004	$(7,517)	$(93)	$94	$41,189

Balance, January 1, 2010	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811
Stock compensation plans					40	(2)				38
Repurchase of common stock					(215)	(85)				(300)
Employee stock purchase plan					14					14
Dividends declared						(267)				(267)
Other comprehensive income (loss)								(1)		(1)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests									(4)	(4)
Net income (loss)	2					866			11	877
Balance, March 31, 2010	$148	$24	$8	$—	$40,097	$10,517	$(7,517)	$(47)	$97	$43,179

See notes to consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2010	2009
Net income from consolidated operations	$879	$778
Holding gains (losses) during the period, net of deferred taxes of $- and $1	1	(1)
Reclassification adjustments for losses (gains) included in net income attributable to Comcast Corporation, net of deferred taxes of $(1) and $(12)	2	22
Cumulative translation adjustments	(4)	(1)
Comprehensive income	878	798
Net (income) loss attributable to noncontrolling interests	(13)	(6)
Comprehensive income attributable to Comcast Corporation	$865	$792

See notes to consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our results of operations and financial condition for the periods shown, including normal, recurring accruals and other items. We also evaluated events or transactions that occurred after the balance sheet date through the issuance date of these financial statements to determine if financial statement recognition or additional disclosure is required. The results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

Reclassifications have been made to the prior year’s condensed consolidated financial statements between revenue and operating expenses to conform to classifications used in 2010.

Note 2: Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to the consolidation of variable interest entities (“VIEs”). The updated guidance (i) requires ongoing reassessments of whether an enterprise is the primary beneficiary of a VIE, (ii) changes the quantitative approach previously required for determining the primary beneficiary of a VIE and replaces it with a qualitative approach, and (iii) requires additional disclosure about an enterprise’s involvement in VIEs. We adopted the updated guidance on January 1, 2010 and it did not impact our consolidated financial statements.

Note 3: Earnings Per Share

Basic earnings per common share attributable to Comcast Corporation shareholders (“Basic EPS”) is computed by dividing net income attributable to Comcast Corporation by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted earnings per common share attributable to Comcast Corporation shareholders (“Diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method, except in periods in which there is a loss, because the inclusion of the potential common shares would have an antidilutive effect. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock or our Class A Special common stock, as applicable.

Diluted EPS for the three months ended March 31, 2010 and 2009 excludes approximately 192 million and 181 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

Computation of Diluted EPS

	Three Months Ended March 31
	2010			2009
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$866	2,829	$0.31	$772	2,885	$0.27
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		8			5
Diluted EPS attributable to Comcast Corporation shareholders	$866	2,837	$0.31	$772	2,890	$0.27

Note 4: Acquisitions and Other Significant Events

2009

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal will borrow $9.1 billion from third party lenders and will distribute the proceeds to GE at the closing of the transaction. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses, collectively valued at approximately $7.25 billion. We will also make a cash payment to GE of $7.1 billion less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. GE will be entitled to cause the new company to redeem half of GE’s interest 3.5 years after the closing and its remaining interest 7 years after the closing. If GE exercises its first redemption right, we have the right to purchase the remainder of GE’s interest. If GE does not exercise its first redemption right, we have the right to purchase half of GE’s interest 5 years after the closing. We also will have the right to purchase GE’s remaining interest, if any, 8 years after the closing. The redemption and purchase price will equal the ownership percentage being acquired multiplied by 120% of the fully distributed public market trading value of the new company, less half of the excess of 120% of that value over $28.15 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or common stock for each of the two redemptions (for an aggregate of up to $5.75 billion), with amounts not used in the first redemption to be available for the second redemption. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

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

Other

During the three months ended March 31, 2010, we acquired CIMCO Communications, Inc. (“CIMCO”), a phone and high-speed Internet service provider for businesses; Paciolan, Inc. (“Paciolan”), a developer of automated ticketing software; and New Global Telecom, Inc. (“NGT”), a phone service provider for small to medium-sized businesses; and made other smaller acquisitions for an aggregate purchase price of approximately $172 million. The results of operations for CIMCO and NGT are reported in our Cable segment. The results of operations for Paciolan are reported in Corporate and Other. The results of operations for these acquisitions have been included in our consolidated results of operations since their respective acquisition dates and were not material to our consolidated financial statements.

Note 5: Investments

(in millions)	March 31, 2010	December 31, 2009
Fair value method	$2,294	$1,933
Equity method, primarily SpectrumCo and Clearwire	2,300	2,341
Cost method, primarily AirTouch redeemable preferred shares	1,714	1,723
Total investments	6,308	5,997
Less: Current investments	41	50
Noncurrent investments	$6,267	$5,947

As of March 31, 2010 and December 31, 2009, the estimated fair value of the AirTouch redeemable preferred stock was $1.535 billion and $1.524 billion, respectively, which exceeded our carrying basis as of each date.

Components of Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2010	2009
Gains on sales and exchanges of investments, net	$2	$3
Investment impairment losses	(8)	(16)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	360	38
Mark to market adjustments on derivative component of prepaid forward sale agreements	(277)	(29)
Mark to market adjustments on derivative component of ZONES	1	9
Interest and dividend income	22	27
Other, net	1	(19)
Investment income (loss), net	$101	$13

Note 6: Goodwill

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2009(a)	$12,828	$1,630	$475	$14,933
Acquisitions	76	3	19	98
Settlements and adjustments	(1)	—	(1)	(2)
Balance, March 31, 2010	$12,903	$1,633	$493	$15,029

(a)	The December 31, 2009 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2010 management reporting presentation.

Cable segment acquisitions for the three months ended March 31, 2010 were related to the acquisitions of CIMCO and NGT. Corporate and Other acquisitions for the three months ended March 31, 2010 related to the acquisition of Paciolan.

Note 7: Long-Term Debt

In March 2010, we issued $1.4 billion principal amount of 5.15% notes due 2020 and $1.0 billion principal amount of 6.4% notes due 2040. The net proceeds of these issuances will be used for working capital and general corporate purposes, which may include the repayment of debt at its maturity and funding a portion of our payment to GE due upon closing of the NBC Universal transaction.

Note 8: Fair Value Measurements and Derivative Financial Instruments

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

As of March 31, 2010, our derivative financial instruments designated as hedges included (i) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities, and (ii) our interest rate swap agreements, which are recorded to other current or noncurrent assets or liabilities. Changes in the fair value of the derivative component of our prepaid forward sale agreements are recorded to investment income (loss). Changes in the fair value of our interest rate swap agreements are recorded to interest expense. These amounts are completely offset by changes in the fair value of the related debt because the swaps are deemed to be 100% effective. The difference between variable and fixed rates to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt.

As of March 31, 2010, our derivative financial instruments not designated as hedges included (i) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, and (ii) the derivative component of certain of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities.

As of March 31, 2010, our debt had an estimated fair value of $33.383 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Recurring Fair Value Measures

	Fair value as of March 31, 2010				December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$2,205	$—	$—	$2,205	$1,855
Available-for-sale securities	87	—	—	87	76
Equity warrants	—	—	2	2	2
Interest rate swap agreements	—	171	—	171	143
	$2,292	$171	$2	$2,465	$2,076

Liabilities
Derivative component of ZONES	$—	$14	$—	$14	$15
Derivative component of prepaid forward sale agreements	—	626	—	626	349
Interest rate swap agreements	—	1	—	1	1
	$—	$641	$—	$641	$365

Amount of Gain (Loss) Recognized in Income on Derivative Financial Instruments

	Three Months Ended March 31
(in millions)	2010	2009
Designated Fair Value Hedging Relationships
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$28	$(38)
Long-term debt—interest rate swap agreements (fixed to variable)	(28)	38
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	19	(20)
Mark to market adjustments on derivative component of prepaid forward sale agreement	(11)	17
Gain (loss) on fair value hedging relationships	8	(3)

Nondesignated
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	341	58
Mark to market adjustments on derivative component of prepaid forward sale agreements	(266)	(46)
Mark to market adjustments on derivative component of ZONES	1	9
Total gain (loss)	$84	$18

The difference between variable and fixed rates received under the terms of our interest rate swap agreements reduced interest expense by approximately $32 million and $23 million during the three months ended March 31, 2010 and 2009, respectively.

Note 9: Noncontrolling Interests

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

In March 2010, we acquired all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $20 million, for approximately $9 million. The difference between the amount paid and the carrying value of the noncontrolling interest resulted in an increase of approximately $11 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

(in millions)	Three Months Ended March 31, 2010
Net income attributable to Comcast Corporation	$866
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	11
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$877

Note 10: Equity

Share-Based Compensation

Our Board of Directors may grant share-based awards, in the form of stock options and RSUs, to certain employees and directors. Additionally, through our employee stock purchase plan, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2010, we granted 30.9 million stock options and 8.4 million RSUs related to our annual management grant program. The fair values associated with these grants were $5.11 per stock option and $16.87 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2010	2009
Stock options	$28	$19
Restricted share units	35	13
Employee stock purchase plan	4	5
Total	$67	$37

As of March 31, 2010, there was $429 million and $401 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $15 million for the three months ended March 31, 2010. For the three months ended March 31, 2009, the employee cost was $17 million.

Accumulated Other Comprehensive Income (Loss)

	Three Months Ended March 31
(in millions)	2010	2009
Unrealized gains (losses) on marketable securities	$23	$22
Deferred gains (losses) on cash flow hedges	(60)	(79)
Unrealized gains (losses) on employee benefit obligations	(6)	(31)
Cumulative translation adjustments	(4)	(5)
Accumulated other comprehensive income (loss), net of deferred taxes	$(47)	$(93)

Deferred losses on cash flow hedges in the table above relate primarily to previous interest rate lock agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. As of March 31, 2010, we expect $16 million of unrealized losses, $10 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months.

Note 11: Statement of Cash Flows—Supplemental Information

The table below presents our adjustments to reconcile net income from consolidated operations to net cash provided by operating activities.

	Three Months Ended March 31
(in millions)	2010	2009
Net income from consolidated operations	$879	$778
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	1,379	1,380
Amortization	251	253
Share-based compensation	82	54
Noncash interest expense (income), net	35	44
Equity in net (income) losses of affiliates, net	32	14
(Gains) losses on investments and noncash other (income) expense, net	(67)	15
Deferred income taxes	—	214
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	143	143
Change in accounts payable and accrued expenses related to trade creditors	(71)	(94)
Change in other operating assets and liabilities	240	(289)
Net cash provided by operating activities	$2,903	$2,512

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2010	2009
Interest	$615	$664
Income taxes	$46	$161

Noncash Financing and Investing Activities

During the three months ended March 31, 2010, we:

•	recorded a liability of approximately $267 million for a quarterly cash dividend of $0.0945 per common share paid in April 2010, which is a noncash financing activity

•	acquired approximately $368 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

Note 12: Commitments and Contingencies

Commitments

One of our subsidiaries supports debt compliance with respect to obligations of a cable system in which we hold an ownership interest, which expires March 2011. Although there can be no assurance, we believe that this cable system will be able to support its debt compliance requirements on its own and that we will not be required to fund our obligation under this commitment. The total notional amount of our commitment was $410 million as of March 31, 2010, at which time there were no quoted market prices for similar agreements.

Contingencies

Antitrust Cases

We are defendants in two purported class actions originally filed in December 2003 in the United States District Courts for the District of Massachusetts and the Eastern District of Pennsylvania. The potential class in the Massachusetts case, which has been transferred to the Eastern District of Pennsylvania, is our customer base in the “Boston Cluster” area, and the potential class in the Pennsylvania case is our customer base in the “Philadelphia and Chicago Clusters,” as those terms are defined in the complaints. In each case, the plaintiffs allege that certain customer exchange transactions with other cable providers resulted in unlawful horizontal market restraints in those areas and seek damages under antitrust statutes, including treble damages.

Classes of Philadelphia Cluster and Chicago Cluster customers were certified in May 2007 and October 2007, respectively. In March 2009, as a result of a Third Circuit Court of Appeals decision clarifying the standards for class certification, the order certifying the Philadelphia Cluster class was vacated without prejudice to the plaintiffs filing a new motion. In January 2010, in its decision on the plaintiffs’ new motion, the Eastern District of Pennsylvania certified a class subject to certain limitations. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. The plaintiffs have appealed that order to the Ninth Circuit Court of Appeals.

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

The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multi-district litigation described above. In March 2010, the Eastern District of Pennsylvania denied the Attorney General’s motion to remand the case back to West Virginia state court.

ERISA Litigation

We and several of our current officers have been named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania in February 2008. The potential class comprises participants in our retirement investment (401(k)) plan that invested in the plan’s company stock account. The plaintiffs assert that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in managing the plan by allowing participants to continue to invest in the company stock account during a time in 2007 when we allegedly knew (but had not disclosed) that we would not meet our forecasted results. In April 2010, the Eastern District of Pennsylvania certified the class, although we have filed a petition in the Court of Appeals for the Third Circuit seeking to appeal that ruling. The plaintiffs seek unspecified damages.

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

Note 13: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting, although approximately 95% of our assets relate to the Cable segment. Our financial data by business segment is presented in the table below.

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(f)	Total
Three months ended March 31, 2010
Revenue(g)	$8,677	$385	$245	$(105)	$9,202
Operating income (loss) before depreciation and amortization(h)	3,542	121	(99)	1	3,565
Depreciation and amortization	1,555	54	29	(8)	1,630
Operating income (loss)	1,987	67	(128)	9	1,935
Capital expenditures	913	5	7	—	925

Three months ended March 31, 2009
Revenue(g)(i)(j)	$8,383	$361	$206	$(84)	$8,866
Operating income (loss) before depreciation and amortization(h)(i)	3,404	112	(70)	(2)	3,444
Depreciation and amortization(i)	1,565	49	26	(7)	1,633
Operating income (loss)(i)	1,839	63	(96)	5	1,811
Capital expenditures	1,130	8	22	—	1,160

(a)	Cable segment revenue was derived from the following services:

	Three Months Ended March 31
	2010	2009
Video(j)	55.8%	58.8%
High-speed Internet	23.9%	22.8%
Phone	10.1%	9.3%
Advertising(j)	4.2%	3.5%
Franchise fees	2.8%	2.8%
Other(j)	3.2%	2.8%
Total	100.0%	100.0%

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

(e)

We consolidate our less than wholly owned technology development ventures that we control or of which we are considered the primary beneficiary. These ventures are with various corporate partners, such as Motorola. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other except for cost allocations, which are made to the Cable segment based on our percentage ownership in each entity.

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

(i)

The 2009 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2010 management reporting presentation. The adjustments resulted in the reclassification of revenue, operating income (loss) before depreciation and amortization, depreciation and amortization, and operating income from Corporate and Other to our Cable segment for the amounts presented below:

(in millions)	Three Months Ended March 31, 2009
Revenue	$3
Operating income (loss) before depreciation and amortization	$(2)
Depreciation and amortization	$3
Operating income (loss)	$(5)

(j)	Reclassifications have been made to prior year amounts between revenue and operating expenses to conform to classifications used in 2010.

Note 14: Condensed Consolidating Financial Information

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

Comcast Corporation provides an unconditional subordinated guarantee of the $211 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and the $202 million principal amount currently outstanding of Comcast Holdings’ 10  5/ 8% senior subordinated debentures due 2012. Comcast Corporation does not guarantee the $71 million principal amount outstanding of Comcast Holdings’ ZONES due November 2029. We have included Comcast Holdings’ condensed consolidated financial information for all periods presented. Our condensed consolidating financial information is presented in the tables below.

Condensed Consolidating Balance Sheet

March 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$3,483	$—	$3,483
Investments	—	—	—	—	41	—	41
Accounts receivable, net	—	—	—	—	1,581	—	1,581
Other current assets	174	2	—	—	687	—	863
Total current assets	174	2	—	—	5,792	—	5,968
Investments	—	—	—	—	6,267	—	6,267
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,011	82,244	47,649	71,945	5,117	(273,966)	—
Property and equipment, net	292	—	—	—	23,149	—	23,441
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	15,029	—	15,029
Other intangible assets, net	10	—	—	—	3,966	—	3,976
Other noncurrent assets, net	1,055	20	1	6	839	(634)	1,287
Total assets	$68,542	$82,266	$47,650	$71,951	$119,611	$(274,600)	$115,420

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$9	$—	$—	$—	$2,997	$—	$3,006
Accrued expenses and other current liabilities	869	270	32	126	1,975	—	3,272
Current portion of long-term debt	1,271	999	—	—	67	—	2,337
Total current liabilities	2,149	1,269	32	126	5,039	—	8,615
Long-term debt, less current portion	21,732	3,935	2,348	327	240	—	28,582
Deferred income taxes	—	—	—	687	27,703	(634)	27,756
Other noncurrent liabilities	1,579	—	—	171	5,390	—	7,140
Redeemable noncontrolling interests	—	—	—	—	148	—	148
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	43,050	77,062	45,270	70,640	80,994	(273,966)	43,050
Total Comcast Corporation shareholders’ equity	43,082	77,062	45,270	70,640	80,994	(273,966)	43,082
Noncontrolling interests	—	—	—	—	97	—	97
Total equity	43,082	77,062	45,270	70,640	81,091	(273,966)	43,179
Total liabilities and equity	$68,542	$82,266	$47,650	$71,951	$119,611	$(274,600)	$115,420

Condensed Consolidating Balance Sheet

December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$671	$—	$671
Investments	—	—	—	—	50	—	50
Accounts receivable, net	—	—	—	—	1,711	—	1,711
Other current assets	169	2	—	—	620	—	791
Total current assets	169	2	—	—	3,052	—	3,223
Investments	—	—	—	—	5,947	—	5,947
Investments in and amounts due from subsidiaries eliminated upon consolidation	73,943	80,766	47,141	69,959	5,721	(277,530)	—
Property and equipment, net	299	—	—	—	23,556	—	23,855
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	14,933	—	14,933
Other intangible assets, net	11	—	—	—	4,094	—	4,105
Other noncurrent assets, net	419	13	—	6	780	—	1,218
Total assets	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$14	$—	$—	$—	$3,080	$—	$3,094
Accrued expenses and other current liabilities	1,009	176	75	131	1,608	—	2,999
Current portion of long-term debt	1,100	—	—	—	56	—	1,156
Total current liabilities	2,123	176	75	131	4,744	—	7,249
Long-term debt, less current portion	20,089	4,925	2,352	326	248	—	27,940
Deferred income taxes	8,068	—	—	697	19,035	—	27,800
Other noncurrent liabilities	1,840	—	—	171	4,756	—	6,767
Redeemable noncontrolling interests	—	—	—	—	166	—	166
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	42,689	75,680	44,714	68,640	88,496	(277,530)	42,689
Total Comcast Corporation shareholders’ equity	42,721	75,680	44,714	68,640	88,496	(277,530)	42,721
Noncontrolling interests	—	—	—	—	90	—	90
Total equity	42,721	75,680	44,714	68,640	88,586	(277,530)	42,811
Total liabilities and equity	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$9,202	$—	$9,202
Management fee revenue	196	237	110	—	—	(543)	—
	196	237	110	—	9,202	(543)	9,202
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,732	—	3,732
Selling, general and administrative	112	237	110	14	1,975	(543)	1,905
Depreciation	7	—	—	—	1,372	—	1,379
Amortization	—	—	—	—	251	—	251
	119	237	110	14	7,330	(543)	7,267
Operating income (loss)	77	—	—	(14)	1,872	—	1,935
Other Income (Expense):
Interest expense	(335)	(102)	(43)	(8)	(36)	—	(524)
Investment income (loss), net	2	—	—	1	98	—	101
Equity in net income (losses) of affiliates, net	1,041	1,170	682	1,155	(32)	(4,048)	(32)
Other income (expense)	(13)	—	—	—	3	—	(10)
	695	1,068	639	1,148	33	(4,048)	(465)
Income (loss) before income taxes	772	1,068	639	1,134	1,905	(4,048)	1,470
Income tax (expense) benefit	94	35	15	7	(742)	—	(591)
Net income (loss) from consolidated operations	866	1,103	654	1,141	1,163	(4,048)	879
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(13)	—	(13)
Net income (loss) attributable to Comcast Corporation	$866	$1,103	$654	$1,141	$1,150	$(4,048)	$866

Condensed Consolidating Statement of Operations

For the Three Months Ended March 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$8,866	$—	$8,866
Management fee revenue	191	167	107	—	—	(465)	—
	191	167	107	—	8,866	(465)	8,866
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,592	—	3,592
Selling, general and administrative	78	167	107	14	1,929	(465)	1,830
Depreciation	7	—	—	—	1,373	—	1,380
Amortization	—	—	—	—	253	—	253
	85	167	107	14	7,147	(465)	7,055
Operating income (loss)	106	—	—	(14)	1,719	—	1,811
Other Income (Expense):
Interest expense	(319)	(168)	(50)	(2)	(31)	—	(570)
Investment income (loss), net	(7)	—	—	9	11	—	13
Equity in net income (losses) of affiliates, net	915	1,079	744	992	(36)	(3,708)	(14)
Other income (expense)	—	—	—	—	(1)	—	(1)
	589	911	694	999	(57)	(3,708)	(572)
Income (loss) before income taxes	695	911	694	985	1,662	(3,708)	1,239
Income tax (expense) benefit	77	59	18	2	(617)	—	(461)
Net income (loss) from consolidated operations	772	970	712	987	1,045	(3,708)	778
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(6)	—	(6)
Net income (loss) attributable to Comcast Corporation	$772	$970	$712	$987	$1,039	$(3,708)	$772

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,178)	$25	$(76)	$(19)	$4,151	$—	$2,903
Investing Activities:
Net transactions with affiliates	12	(25)	76	19	(82)	—	—
Capital expenditures	(1)	—	—	—	(924)	—	(925)
Cash paid for intangible assets	—	—	—	—	(117)	—	(117)
Acquisitions, net of cash acquired	—	—	—	—	(172)	—	(172)
Proceeds from sales of investments	—	—	—	—	1	—	1
Purchases of investments	—	—	—	—	(24)	—	(24)
Other	—	—	—	—	(19)	—	(19)
Net cash provided by (used in) investing activities	11	(25)	76	19	(1,337)	—	(1,256)
Financing Activities:
Proceeds from borrowings	2,394	—	—	—	14	—	2,408
Repurchases and repayments of debt	(600)	—	—	—	(12)	—	(612)
Repurchases of common stock	(300)	—	—	—	—	—	(300)
Dividends paid	(268)	—	—	—	—	—	(268)
Other	(59)	—	—	—	(4)	—	(63)
Net cash provided by (used in) financing activities	1,167	—	—	—	(2)	—	1,165
Increase (decrease) in cash and cash equivalents	—	—	—	—	2,812	—	2,812
Cash and cash equivalents, beginning of period	—	—	—	—	671	—	671
Cash and cash equivalents, end of period	$—	$—	$—	$—	$3,483	$—	$3,483

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(154)	$(104)	$(87)	$(24)	$2,881	$—	$2,512
Investing Activities:
Net transactions with affiliates	383	159	87	281	(910)	—	—
Capital expenditures	(19)	—	—	—	(1,141)	—	(1,160)
Cash paid for intangible assets	—	—	—	—	(133)	—	(133)
Acquisitions, net of cash acquired	—	—	—	—	(7)	—	(7)
Proceeds from sales of investments	—	—	—	—	7	—	7
Purchases of investments	—	—	—	—	(47)	—	(47)
Other	—	—	—	—	24	—	24
Net cash provided by (used in) investing activities	364	159	87	281	(2,207)	—	(1,316)
Financing Activities:
Proceeds from borrowings	—	—	—	—	20	—	20
Repurchases and repayments of debt	(30)	(55)	—	(257)	(10)	—	(352)
Dividends paid	(180)	—	—	—	—	—	(180)
Net cash provided by (used in) financing activities	(210)	(55)	—	(257)	10	—	(512)
Increase (decrease) in cash and cash equivalents	—	—	—	—	684	—	684
Cash and cash equivalents, beginning of period	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,879	$—	$1,879

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of video, high-speed Internet and phone services (“cable services”), offering a variety of entertainment, information and communications services to residential and commercial customers. As of March 31, 2010, our cable systems served approximately 23.5 million video customers, 16.3 million high-speed Internet customers and 7.9 million phone customers and passed over 51 million homes and businesses in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 95% of our consolidated revenue. Our Cable segment also includes the operations of our regional sports networks. Our Programming segment consists primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from monthly per subscriber license fees paid by multichannel video providers, the sale of advertising and the licensing of our programming internationally.

The following are the more significant developments in our businesses during the three months ended March 31, 2010:

•	an increase in consolidated revenue of 3.8% to $9.2 billion and an increase in consolidated operating income of 6.8% to $1.9 billion

•	an increase in Cable segment revenue of 3.5% to $8.7 billion and an increase in operating income before depreciation and amortization of 4.1% to $3.5 billion

•	an increase in Programming segment revenue of 6.7% to $385 million and an increase in operating income before depreciation and amortization of 8.5% to $121 million

•	the addition of 399,000 high-speed Internet customers and 273,000 phone customers; a decrease of 82,000 video customers

•	a reduction in Cable segment capital expenditures of 19.2% to $913 million

•	the repurchase of 19.2 million shares of our Class A Special common stock under our share repurchase authorization for $300 million

•	the issuance of $2.4 billion aggregate principal amount of notes

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal will borrow $9.1 billion from third party lenders and will distribute the proceeds to GE at the closing of the transaction. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses, collectively valued at approximately $7.25 billion, and make a cash payment to GE of $7.1 billion, less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. GE will be entitled to cause the new company to redeem half of GE’s interest 3.5 years after the closing and its remaining interest 7 years after the closing. If GE exercises its first redemption right, we have the right to purchase the remainder of GE’s interest. If GE does not exercise its first redemption right, we have the right to purchase half of GE’s interest 5 years after the closing. We also will have the right to purchase GE’s remaining interest, if any, 8 years after the closing. The redemption and purchase price will equal the ownership percentage being acquired multiplied by 120% of the fully distributed public market trading value of the new company, less half of the excess of 120% of that value over $28.15 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or common stock for each of the two redemptions (for an aggregate of up to $5.75 billion), with amounts not used in the first redemption to be available for the second redemption. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

Consolidated Operating Results

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2010	2009
Revenue(a)	$9,202	$8,866	3.8%
Costs and expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)(a)	5,637	5,422	4.0
Depreciation	1,379	1,380	(0.1)
Amortization	251	253	(0.7)
Operating income	1,935	1,811	6.8
Other income (expense) items, net	(465)	(572)	(18.8)
Income before income taxes	1,470	1,239	18.7
Income tax expense	(591)	(461)	28.2
Net income from consolidated operations	879	778	13.1
Net (income) loss attributable to noncontrolling interests	(13)	(6)	140.1
Net income attributable to Comcast Corporation	$866	$772	12.2%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)	Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for the three months ended March 31, 2010 compared to the same period in 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three months ended March 31, 2010 compared to the same period in 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor, and approximately $14 million of transaction costs associated with the NBC Universal transaction. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

Depreciation expense and amortization expense remained relatively stable for the three months ended March 31, 2010 compared to the same period in 2009.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 13 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Results of Operations

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2010	2009	$	%
Video	$4,842	$4,929	$(87)	(1.8)%
High-speed Internet	2,071	1,909	162	8.5
Phone	877	777	100	12.9
Advertising(a)	360	292	68	23.5
Other(a)	285	242	43	16.7
Franchise fees	242	234	8	3.5
Revenue(a)	8,677	8,383	294	3.5
Operating expenses(a)	3,499	3,373	126	3.7
Selling, general and administrative expenses(a)	1,636	1,606	30	1.8
Operating income before depreciation and amortization	$3,542	$3,404	$138	4.1%

(a)	Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Cable Segment Revenue

Video

Our video revenue decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to a decline in video customers. During the three months ended March 31, 2010, the number of video customers decreased by approximately 82,000. These decreases were primarily due to increased competition in our service areas and weakness in the economy. During the three months ended March 31, 2010, we added or upgraded approximately 427,000 customers to our digital video service, including those customers added or upgraded in connection with the transition from analog to digital transmission of channels we distribute (“our all digital conversion”). As of March 31, 2010, approximately 80% of our 23.5 million video customers subscribed to at least one of our digital video services. Our average monthly video revenue per video customer increased slightly during the three months ended March 31, 2010 compared to the same period in 2009. We expect continued competition and weak economic conditions to result in further declines in the number of video customers during 2010.

High-Speed Internet

Our high-speed Internet revenue increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to an increase in the number of residential and commercial customers. During the three months ended March 31, 2010, we added approximately 399,000 high-speed Internet customers. Our average monthly revenue per high-speed Internet customer increased slightly during the three months ended March 31, 2010 compared to the same period in 2009.

Phone

Our phone revenue increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to an increase in the number of residential and commercial phone customers. During the three months ended March 31, 2010, we added approximately 273,000 phone customers. Average monthly revenue per phone customer declined to approximately $38 during the three months ended March 31, 2010 from approximately $39 during the three months ended March 31, 2009, due to customers receiving service as part of a promotional offer or in a bundled service offering.

Advertising

Advertising revenue increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to improvements in the overall television advertising market.

Other

We also generate revenue from our regional sports networks, our digital media center, commissions from electronic retailing networks and fees for other services. Other revenue increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to growth in our regional sports networks.

Franchise Fees

The increase in franchise fees collected from our cable customers during the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to increases in the revenue on which the fees apply.

Cable Segment Operating Expenses

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2010	2009	$	%
Video programming	$1,864	$1,775	$89	5.0%
Technical labor	561	586	(25)	(4.3)
High-speed Internet	125	127	(2)	(1.2)
Phone	141	154	(13)	(8.7)
Other	808	731	77	10.6
Total operating expenses(a)	$3,499	$3,373	$126	3.7%

(a)	Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Video programming expenses increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to rate increases and additional programming options offered. Technical labor expenses decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to decreases in customer activity levels.

High-speed Internet expenses and phone expenses include certain direct costs for providing these services but do not fully reflect the amount of operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these items. The decreases in high-speed Internet expenses and phone expenses during the three months ended March 31, 2010 compared to the same period in 2009 were primarily due to lower support service costs that were the result of operating efficiencies. Other operating expenses increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to the continued expansion of our cable services to small and medium-sized businesses and other service enhancement initiatives.

Cable Segment Selling, General and Administrative Expenses

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2010	2009	$	%
Customer service	$449	$474	$(25)	(5.2)%
Marketing	429	370	59	16.1
Administrative and other	758	762	(4)	(0.8)
Total selling, general and administrative expenses(a)	$1,636	$1,606	$30	1.8%

(a)	Reclassifications have been made to the prior year’s amount to conform to classifications used in 2010.

Customer service expenses decreased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to decreases in customer activity levels. Marketing expenses increased during the three months ended March 31, 2010 compared to the same period in 2009 primarily due to an increase in direct sales efforts and additional marketing costs associated with attracting and retaining customers, including the launch of our XFINITY campaign.

Programming Segment Results of Operations

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2010	2009	$	%
Revenue	$385	$361	$24	6.7%
Operating, selling, general and administrative	264	249	15	6.0
Operating income before depreciation and amortization	$121	$112	$9	8.5%

Programming Segment Revenue

Programming revenue increased during the three months ended March 31, 2010 compared to same period in 2009 primarily due to growth in programming license fee revenue and advertising revenue. For both the three months ended March 31, 2010 and 2009, advertising accounted for approximately 40% of total Programming revenue. For both the three months ended March 31, 2010 and 2009, approximately 13% of our Programming revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Consolidated Other Income (Expense) Items

	Three Months Ended March 31
(in millions)	2010	2009
Interest expense	$(524)	$(570)
Investment income (loss), net	101	13
Equity in net (losses) income of affiliates, net	(32)	(14)
Other income (expense)	(10)	(1)
Total	$(465)	$(572)

Interest Expense

The decrease in interest expense for the three months ended March 31, 2010 compared to the same period in 2009 was due to the decrease in our average debt outstanding and decreases in interest rates on debt subject to variable interest rate swap agreements.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2010 and 2009 are presented in a table in Note 5 to our condensed consolidated financial statements.

Other Income (Expense)

Other income (expense) for the three months ended March 31, 2010 includes approximately $13 million of costs associated with the financing of the NBC Universal transaction.

Income Tax Expense

Income tax expense for the three months ended March 31, 2010 and 2009 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Income tax expense for the three months ended March 31, 2009 was reduced by approximately $48 million related to accrued interest associated with the settlement of an uncertain tax position. We expect our 2010 annual effective tax rate to be approximately 40%.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2010	2009
Operating income	$1,935	$1,811
Depreciation and amortization	1,630	1,633
Operating income before depreciation and amortization	3,565	3,444
Noncash share-based compensation expense	82	54
Changes in operating assets and liabilities	(107)	(188)
Cash basis operating income	3,540	3,310
Payments of interest	(615)	(664)
Payments of income taxes	(46)	(161)
Proceeds from interest, dividends and other nonoperating items	24	27
Net cash provided by operating activities	$2,903	$2,512

The decrease in interest payments during the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to the effects of our debt repayments and decreases in interest rates on debt subject to variable interest rate swap agreements.

The decrease in income tax payments during the three months ended March 31, 2010 compared to the same period in 2009 was primarily due to a $140 million tax payment made in 2009 that related to 2008. During the three months ended March 31, 2010, we made a tax payment of $25 million that related to 2009.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2010 consists primarily of cash paid for capital expenditures of $925 million, cash paid for intangible assets of $117 million and acquisitions of $172 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2010 consists primarily of proceeds from borrowings of $2.4 billion, partially offset by debt repurchases and repayments of $612 million, repurchases of our Class A Special common stock of $300 million and dividend payments of $268 million.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of March 31, 2010, amounts available under all of our credit facilities totaled approximately $6.4 billion.

Share Repurchases and Dividends

During the three months ended March 31, 2010, we repurchased approximately 19.2 million shares of our Class A Special common stock under our share repurchase authorization for $300 million. As of March 31, 2010, we had approximately $3.0 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

In February 2010, our Board of Directors approved a quarterly dividend of $0.0945 per share as part of our planned annual dividend of $0.378 per share. Approximately $267 million of dividends declared were paid in April 2010. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes are critical in the preparation of our condensed consolidated financial statements.

For a full discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2009 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2009 Annual Report on Form 10-K and believe there have been no significant changes to this information.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 12 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2009 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our existing share repurchase authorization during the three months ended March 31, 2010.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
January 1-31, 2010	—	$—	—	$—	$3,340,975,279
February 1-28, 2010	9,709,681	$15.45	9,709,681	$150,000,000	$3,190,975,279
March 1-31, 2010	9,484,912	$15.81	9,484,912	$150,000,000	$3,040,975,279
Total	19,194,593	$15.63	19,194,593	$300,000,000	$3,040,975,279

(a)

In 2007, our Board of Directors authorized a $7 billion addition to the existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of March 31, 2010, we had approximately $3.0 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

The total number of shares purchased during the three months ended March 31, 2010 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective February 22, 2010.
10.2*	Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 2010.
10.3*

Amendment No. 1 to Employment Agreement between Comcast Corporation and Arthur R. Block, dated as of January 26, 2010 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.4*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2010, filed with the Securities and Exchange Commission on April 28, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; (v) the Condensed Consolidated Statement of Comprehensive Income and (vi) the Notes to Condensed Consolidated Financial Statements, tagged as blocks of text.

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

Date: April 28, 2010