Form 10-Q
period 2010-06-30
COMCAST CORP
filed 2010-07-28
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2010

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

Yes ☐ No ☒

As of June 30, 2010, there were 2,068,508,990 shares of our Class A common stock, 728,618,986 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2010. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2010	December 31, 2009
ASSETS
Current Assets:
Cash and cash equivalents	$4,028	$671
Investments	53	50
Accounts receivable, less allowance for doubtful accounts of $185 and $175	1,845	1,711
Other current assets	665	791
Total current assets	6,591	3,223
Investments	6,098	5,947
Property and equipment, net of accumulated depreciation of $30,188 and $27,810	23,217	23,855
Franchise rights	59,452	59,452
Goodwill	15,028	14,933
Other intangible assets, net of accumulated amortization of $9,222 and $8,711	3,873	4,105
Other noncurrent assets, net	1,368	1,218
Total assets	$115,627	$112,733

LIABILITIES AND EQUITY
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,126	$3,094
Accrued expenses and other current liabilities	3,256	2,999
Current portion of long-term debt	2,308	1,156
Total current liabilities	8,690	7,249
Long-term debt, less current portion	28,684	27,940
Deferred income taxes	27,575	27,800
Other noncurrent liabilities	7,009	6,767
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	145	166
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,433,969,740 and 2,428,533,911; outstanding, 2,068,508,990 and 2,063,073,161	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 799,553,750 and 835,991,034; outstanding, 728,618,986 and 765,056,270	8	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,982	40,247
Retained earnings	11,026	10,005
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(86)	(46)
Total Comcast Corporation shareholders’ equity	43,437	42,721
Noncontrolling interests	87	90
Total equity	43,524	42,811
Total liabilities and equity	$115,627	$112,733

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2010	2009	2010	2009
Revenue	$9,525	$8,978	$18,727	$17,844
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,827	3,581	7,559	7,173
Selling, general and administrative	1,961	1,862	3,866	3,692
Depreciation	1,411	1,406	2,790	2,786
Amortization	248	254	499	507
	7,447	7,103	14,714	14,158
Operating income	2,078	1,875	4,013	3,686
Other Income (Expense):
Interest expense	(543)	(551)	(1,067)	(1,121)
Investment income (loss), net	—	57	101	70
Equity in net income (losses) of affiliates, net	(26)	(13)	(58)	(27)
Other income (expense)	(35)	12	(45)	11
	(604)	(495)	(1,069)	(1,067)
Income before income taxes	1,474	1,380	2,944	2,619
Income tax expense	(588)	(424)	(1,179)	(885)
Net income from consolidated operations	886	956	1,765	1,734
Net (income) loss attributable to noncontrolling interests	(2)	11	(15)	5

Net income attributable to Comcast Corporation	$884	$967	$1,750	$1,739

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.33	$0.62	$0.60
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.33	$0.62	$0.60
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0945	$0.0675	$0.1890	$0.1350

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2010	2009
Net cash provided by operating activities	$5,332	$5,113
Investing Activities
Capital expenditures	(2,063)	(2,281)
Cash paid for intangible assets	(237)	(241)
Acquisitions, net of cash acquired	(183)	(27)
Proceeds from sales of investments	15	16
Purchases of investments	(32)	(67)
Other	(55)	30
Net cash provided by (used in) investing activities	(2,555)	(2,570)
Financing Activities
Proceeds from borrowings	2,421	2,522
Repurchases and repayments of debt	(638)	(1,767)
Repurchases of common stock	(600)	(108)
Dividends paid	(535)	(375)
Other	(68)	(21)
Net cash provided by (used in) financing activities	580	251
Increase (decrease) in cash and cash equivalents	3,357	2,794
Cash and cash equivalents, beginning of period	671	1,195
Cash and cash equivalents, end of period	$4,028	$3,989

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2009	$171	$24	$9	$—	$40,620	$7,427	$(7,517)	$(113)	$126	$40,576
Stock compensation plans					51	1				52
Repurchase and retirement of common stock					(173)	(42)				(215)
Employee stock purchase plan					33					33
Dividends declared						(389)				(389)
Other comprehensive income (loss)								33		33
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net					30				(35)	(5)
Contributions from (distributions to) noncontrolling interests	3								(12)	(12)
Net income (loss)	(7)					1,739			2	1,741
Balance, June 30, 2009	$167	$24	$9	$—	$40,561	$8,736	$(7,517)	$(80)	$81	$41,814
Balance, January 1, 2010	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811
Stock compensation plans					100	(4)				96
Repurchase and retirement of common stock					(407)	(193)				(600)
Employee stock purchase plan					31					31
Dividends declared						(532)				(532)
Other comprehensive income (loss)								(40)		(40)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests									(19)	(19)
Net income (loss)	(1)					1,750			16	1,766
Balance, June 30, 2010	$145	$24	$8	$—	$39,982	$11,026	$(7,517)	$(86)	$87	$43,524

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Net income from consolidated operations	$886	$956	$1,765	$1,734
Holding gains (losses) during the period, net of deferred taxes of $24, $(2), $24 and $(1)	(42)	5	(41)	4
Reclassification adjustments for losses (gains) included in net income attributable to Comcast Corporation, net of deferred taxes of $(2), $(2), $(3) and $(14)	3	3	5	25
Cumulative translation adjustments	—	5	(4)	4
Comprehensive income	847	969	1,725	1,767
Net (income) loss attributable to noncontrolling interests	(2)	11	(15)	5
Comprehensive income attributable to Comcast Corporation	$845	$980	$1,710	$1,772

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

Note 2: Recent Accounting Guidance

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

Diluted EPS for the three and six months ended June 30, 2010 excludes approximately 195 million and 194 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and six months ended June 30, 2009, diluted EPS excludes approximately 204 million and 196 million, respectively, of potential common shares.

Computation of Diluted EPS

	Three Months Ended June 30
	2010			2009
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$884	2,816	$0.31	$967	2,887	$0.33
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		6			4
Diluted EPS attributable to Comcast Corporation shareholders	$884	2,822	$0.31	$967	2,891	$0.33

	Six Months Ended June 30
	2010			2009
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,750	2,823	$0.62	$1,739	2,886	$0.60
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		7			7
Diluted EPS attributable to Comcast Corporation shareholders	$1,750	2,830	$0.62	$1,739	2,893	$0.60

Note 4: Acquisitions and Other Significant Events

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal borrowed $4 billion in April 2010 from third party lenders and plans to borrow an additional $5.1 billion from third party lenders prior to closing. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses, collectively valued at approximately $7.25 billion. We will also make a cash payment to GE of $7.1 billion less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

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

Other

During the six months ended June 30, 2010, we acquired CIMCO Communications, Inc. (“CIMCO”), a phone and high-speed Internet service provider for businesses, Paciolan, Inc. (“Paciolan”), a developer of automated ticketing software, New Global Telecom, Inc. (“NGT”), a phone service provider for small to medium-sized businesses, and made other smaller acquisitions. The aggregate purchase price of all of these acquisitions was approximately $195 million. The results of operations for CIMCO and NGT are reported in our Cable segment. The results of operations for Paciolan are reported in Corporate and Other. The results of operations for these acquisitions have been included in our consolidated results of operations since their respective acquisition dates and were not material to our consolidated financial statements.

Note 5: Investments

(in millions)	June 30, 2010	December 31, 2009
Fair value method	$2,168	$1,933
Equity method, primarily SpectrumCo and Clearwire	2,265	2,341
Cost method, primarily AirTouch redeemable preferred shares	1,718	1,723
Total investments	6,151	5,997
Less: Current investments	53	50
Noncurrent investments	$6,098	$5,947

As of June 30, 2010 and December 31, 2009, the estimated fair value of the AirTouch redeemable preferred stock was $1.590 billion and $1.524 billion, respectively, which exceeded our carrying basis as of each date.

Components of Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Gains on sales and exchanges of investments, net	$9	$1	$11	$4
Investment impairment losses	(6)	(3)	(14)	(19)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	(129)	342	231	380
Mark to market adjustments on derivative component of prepaid forward sale agreements	131	(311)	(146)	(340)
Mark to market adjustments on derivative component of ZONES	1	(5)	2	4
Interest and dividend income	23	27	45	54
Other, net	(29)	6	(28)	(13)
Investment income (loss), net	$—	$57	$101	$70

Note 6: Goodwill

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2009(a)	$12,828	$1,630	$475	$14,933
Acquisitions	74	12	10	96
Settlements and adjustments	(1)	—	—	(1)
Balance, June 30, 2010	$12,901	$1,642	$485	$15,028

(a)	The December 31, 2009 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2010 management reporting presentation.

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

As of June 30, 2010, our derivative financial instruments designated as hedges included (i) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities, (ii) our interest rate swap agreements, which are recorded to other current or noncurrent assets or liabilities, and (iii) our interest rate collars, which are recorded to other current liabilities. Changes in the fair value of the derivative component of our prepaid forward sale agreements are recorded to investment income (loss), net. Changes in the fair value of our interest rate swap agreements are recorded to interest expense. These amounts are completely offset by changes in the fair value of the related debt because the swaps are deemed to be 100% effective. The difference between variable and fixed rates to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. The effective portion of changes in the fair value of our interest rate collars is recorded to accumulated other comprehensive income (loss). The ineffective portion, if any, of changes in the fair value of our interest rate collars is recorded to investment income (loss), net.

As of June 30, 2010, our derivative financial instruments not designated as hedges included (i) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, and (ii) the derivative component of certain of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities.

As of June 30, 2010, our debt had an estimated fair value of $34.029 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Recurring Fair Value Measures

	Fair value as of June 30, 2010				December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$2,078	$—	$—	$2,078	$1,855
Available-for-sale securities	90	—	—	90	76
Equity warrants	—	—	2	2	2
Interest rate swap agreements	—	261	—	261	143
	$2,168	$261	$2	$2,431	$2,076

Liabilities
Derivative component of ZONES	$—	$13	$—	$13	$15
Derivative component of prepaid forward sale agreements	—	495	—	495	349
Interest rate swap agreements	—	1	—	1	1
Interest rate collars	—	67	—	67	—
	$—	$576	$—	$576	$365

Amount of Gain (Loss) Recognized in Income on Derivative Financial Instruments

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Designated Fair Value Hedging Relationships
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$90	$(113)	$118	$(151)
Long-term debt — interest rate swap agreements (fixed to variable)	(90)	113	(118)	151
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreement	(3)	33	16	13
Mark to market adjustments on derivative component of prepaid forward sale agreement	4	(30)	(7)	(13)
Gain (loss) on fair value hedging relationships	1	3	9	—

Nondesignated
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	(126)	309	215	367
Mark to market adjustments on derivative component of prepaid forward sale agreements	127	(281)	(139)	(327)
Mark to market adjustments on derivative component of ZONES	1	(5)	2	4
Total gain (loss)	$3	$26	$87	$44

The difference between variable and fixed rates received under the terms of our interest rate swap agreements reduced interest expense by approximately $33 million and $65 million during the three and six months ended June 30, 2010, respectively. These amounts during the three and six months ended June 30, 2009 were approximately $25 million and $48 million, respectively.

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

During the six months ended June 30, 2010, we acquired all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $20 million, for approximately $9 million. The difference between the amount paid and the carrying value of the noncontrolling interest resulted in an increase of approximately $11 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

(in millions)	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009
Net income attributable to Comcast Corporation	$1,750	$1,739
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	11	30
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$1,761	$1,769

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Stock options	$25	$28	$53	$47
Restricted share units	33	27	68	40
Employee stock purchase plan	2	2	6	7
Total	$60	$57	$127	$94

As of June 30, 2010, there was $396 million and $387 million of unrecognized pretax compensation cost related to nonvested stock options and nonvested RSUs, respectively.

The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $11 million and $26 million for the three and six months ended June 30, 2010, respectively. For the three and six months ended June 30, 2009, the employee cost was $10 million and $27 million, respectively.

Accumulated Other Comprehensive Income (Loss)

	June 30,
(in millions)	2010	2009
Unrealized gains (losses) on marketable securities	$22	$27
Deferred gains (losses) on cash flow hedges	(99)	(76)
Unrealized gains (losses) on employee benefit obligations	(5)	(31)
Cumulative translation adjustments	(4)	—
Accumulated other comprehensive income (loss), net of deferred taxes	$(86)	$(80)

Deferred losses on cash flow hedges in the table above relate primarily to interest rate lock agreements and interest rate collars. As of June 30, 2010, we expect $16 million of unrealized losses, $10 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months.

Note 11: Statement of Cash Flows—Supplemental Information

The table below presents our adjustments to reconcile net income from consolidated operations to net cash provided by operating activities.

	Six Months Ended June 30
(in millions)	2010	2009
Net income from consolidated operations	$1,765	$1,734
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	2,790	2,786
Amortization	499	507
Share-based compensation	153	121
Noncash interest expense (income), net	69	81
Equity in net (income) losses of affiliates, net	58	27
(Gains) losses on investments and noncash other (income) expense, net	(11)	(23)
Deferred income taxes	(25)	394
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(121)	(49)
Change in accounts payable and accrued expenses related to trade creditors	2	(112)
Change in other operating assets and liabilities	153	(353)
Net cash provided by operating activities	$5,332	$5,113

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Interest	$354	$399	$969	$1,063
Income taxes	$1,080	$585	$1,126	$746

Noncash Financing and Investing Activities

During the six months ended June 30, 2010, we:

•	recorded a liability of approximately $265 million for a quarterly cash dividend of $0.0945 per common share paid in July 2010, which is a noncash financing activity

•	acquired approximately $421 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

Note 12: Commitments and Contingencies

Commitments

One of our subsidiaries supports debt compliance with respect to obligations of a cable system in which we hold an ownership interest, which expires March 2011. Although there can be no assurance, we believe that this cable system will be able to support its debt compliance requirements on its own and that we will not be required to fund our obligation under this commitment. The total notional amount of our commitment was $410 million as of June 30, 2010, at which time there were no quoted market prices for similar agreements.

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

Classes of Philadelphia Cluster and Chicago Cluster customers were certified in May 2007 and October 2007, respectively. In March 2009, as a result of a Third Circuit Court of Appeals decision clarifying the standards for class certification, the order certifying the Philadelphia Cluster class was vacated without prejudice to the plaintiffs filing a new motion. In January 2010, in its decision on the plaintiffs’ new motion, the Eastern District of Pennsylvania certified a class subject to certain limitations. In June 2010, the Third Circuit Court of Appeals granted our petition for an interlocutory appeal from the class certification decision. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster; the summary judgment motion is stayed pending the class certification appeal. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

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

The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multi-district litigation described above. In March 2010, the Eastern District of Pennsylvania denied the Attorney General’s motion to remand the case back to West Virginia state court. In June 2010, the Attorney General moved to sever and remand the portion of his claims seeking civil penalties and injunctive relief back to West Virginia state court. We filed a brief in opposition to the motion in July 2010.

ERISA Litigation

We and several of our current officers have been named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania in February 2008. The potential class comprises participants in our retirement investment (401(k)) plan that invested in the plan’s company stock account. The plaintiffs assert that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in managing the plan by allowing participants to continue to invest in the company stock account during a time in 2007 when we allegedly knew (but had not disclosed) that we would not meet our forecasted results. In July 2010, the parties agreed to settle this action with a payment by us of $5 million and our agreement to take certain action with respect to the administration of the plans.

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

Note 13: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting, although over 95% of our assets relate to the Cable segment. Our financial data by business segment is presented in the table below.

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(f)	Total
Three months ended June 30, 2010
Revenue(g)	$8,949	$454	$211	$(89)	$9,525
Operating income (loss) before depreciation and amortization(h)	3,698	152	(112)	(1)	3,737
Depreciation and amortization	1,589	49	28	(7)	1,659
Operating income (loss)	2,109	103	(140)	6	2,078
Capital expenditures	1,120	7	11	—	1,138

Three months ended June 30, 2009
Revenue(g)(i)(j)	$8,518	$384	$150	$(74)	$8,978
Operating income (loss) before depreciation and amortization(h)(i)	3,499	113	(78)	1	3,535
Depreciation and amortization(i)	1,598	48	23	(9)	1,660
Operating income (loss)(i)	1,901	65	(101)	10	1,875
Capital expenditures	1,108	6	7	—	1,121

Six months ended June 30, 2010
Revenue(g)	$17,626	$839	$456	$(194)	$18,727
Operating income (loss) before depreciation and amortization(h)	7,240	273	(211)	—	7,302
Depreciation and amortization	3,144	103	55	(13)	3,289
Operating income (loss)	4,096	170	(266)	13	4,013
Capital expenditures	2,033	12	18	—	2,063

Six months ended June 30, 2009
Revenue(g)( i )(j)	$16,901	$745	$356	$(158)	$17,844
Operating income (loss) before depreciation and amortization(h)(i)	6,903	225	(148)	(1)	6,979
Depreciation and amortization(i)	3,163	97	50	(17)	3,293
Operating income (loss)(i)	3,740	128	(198)	16	3,686
Capital expenditures	2,238	14	29	—	2,281

(a)	Cable segment revenue was derived from the following services:

	Three Months Ended June 30		Six Months Ended June 30
	2010	2009	2010	2009
Video(j)	54.9%	57.3%	55.4%	58.1%
High-speed Internet	23.8%	22.7%	23.8%	22.7%
Phone	10.2%	9.4%	10.2%	9.3%
Advertising(j)	5.0%	4.3%	4.6%	3.9%
Franchise fees	2.8%	2.8%	2.8%	2.8%
Other(j)	3.3%	3.5%	3.2%	3.2%
Total	100.0%	100.0%	100.0%	100.0%

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

(e)

We consolidate our less than wholly owned technology development ventures that we control or of which we are considered the primary beneficiary. These ventures are with Motorola. The ventures have been created to share the costs of development of new technologies for set-top boxes and other devices. The results of these entities are included within Corporate and Other except for cost allocations, which are made to the Cable segment based on our percentage ownership in each entity.

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

(h)

To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments, and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity reported in accordance with GAAP.

(i)

The 2009 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2010 management reporting presentation. The adjustments resulted in the reclassification of revenue, operating income (loss) before depreciation and amortization, depreciation and amortization, and operating income from Corporate and Other to our Cable segment for the amounts presented below.

(in millions)	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009
Revenue	$2	$5
Operating income (loss) before depreciation and amortization	$(2)	$(4)
Depreciation and amortization	$3	$6
Operating income (loss)	$(5)	$(10)

(j)	Reclassifications have been made to prior year amounts between revenue and operating expenses to conform to classifications used in 2010.

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

Comcast Corporation provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and the $202 million principal amount currently outstanding of Comcast Holdings’ 10  5/8% senior subordinated debentures due 2012. Comcast Corporation does not guarantee the $61 million principal amount outstanding of Comcast Holdings’ ZONES due November 2029. We have included Comcast Holdings’ condensed consolidated financial information for all periods presented. Our condensed consolidating financial information is presented in the tables below.

Condensed Consolidating Balance Sheet

June 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$4,028	$—	$4,028
Investments	—	—	—	—	53	—	53
Accounts receivable, net	—	—	—	—	1,845	—	1,845
Other current assets	180	2	—	—	483	—	665
Total current assets	180	2	—	—	6,409	—	6,591
Investments	—	—	—	—	6,098	—	6,098
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,599	83,748	48,377	70,254	8,235	(278,213)	—
Property and equipment, net	286	—	—	—	22,931	—	23,217
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	15,028	—	15,028
Other intangible assets, net	10	—	—	—	3,863	—	3,873
Other noncurrent assets, net	1,118	44	—	148	853	(795)	1,368
Total assets	$69,193	$83,794	$48,377	$70,402	$122,869	$(279,008)	$115,627

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$10	$—	$—	$—	$3,116	$—	$3,126
Accrued expenses and other current liabilities	1,084	345	75	268	1,484	—	3,256
Current portion of long-term debt	1,265	1,000	—	—	43	—	2,308
Total current liabilities	2,359	1,345	75	268	4,643	—	8,690
Long-term debt, less current portion	21,800	3,960	2,347	313	264	—	28,684
Deferred income taxes	—	—	—	685	27,542	(652)	27,575
Other noncurrent liabilities	1,597	—	—	—	5,555	(143)	7,009
Redeemable noncontrolling interests	—	—	—	—	145	—	145
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	43,405	78,489	45,955	69,136	84,633	(278,213)	43,405
Total Comcast Corporation shareholders’ equity	43,437	78,489	45,955	69,136	84,633	(278,213)	43,437
Noncontrolling interests	—	—	—	—	87	—	87
Total equity	43,437	78,489	45,955	69,136	84,720	(278,213)	43,524
Total liabilities and equity	$69,193	$83,794	$48,377	$70,402	$122,869	$(279,008)	$115,627

Condensed Consolidating Balance Sheet

December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$671	$—	$671
Investments	—	—	—	—	50	—	50
Accounts receivable, net	—	—	—	—	1,711	—	1,711
Other current assets	169	2	—	—	620	—	791
Total current assets	169	2	—	—	3,052	—	3,223
Investments	—	—	—	—	5,947	—	5,947
Investments in and amounts due from subsidiaries eliminated upon consolidation	73,943	80,766	47,141	69,959	5,721	(277,530)	—
Property and equipment, net	299	—	—	—	23,556	—	23,855
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	14,933	—	14,933
Other intangible assets, net	11	—	—	—	4,094	—	4,105
Other noncurrent assets, net	419	13	—	6	780	—	1,218
Total assets	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$14	$—	$—	$—	$3,080	$—	$3,094
Accrued expenses and other current liabilities	1,009	176	75	131	1,608	—	2,999
Current portion of long-term debt	1,100	—	—	—	56	—	1,156
Total current liabilities	2,123	176	75	131	4,744	—	7,249
Long-term debt, less current portion	20,089	4,925	2,352	326	248	—	27,940
Deferred income taxes	8,068	—	—	697	19,035	—	27,800
Other noncurrent liabilities	1,840	—	—	171	4,756	—	6,767
Redeemable noncontrolling interests	—	—	—	—	166	—	166
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	42,689	75,680	44,714	68,640	88,496	(277,530)	42,689
Total Comcast Corporation shareholders’ equity	42,721	75,680	44,714	68,640	88,496	(277,530)	42,721
Noncontrolling interests	—	—	—	—	90	—	90
Total equity	42,721	75,680	44,714	68,640	88,586	(277,530)	42,811
Total liabilities and equity	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$9,525	$—	$9,525
Management fee revenue	202	120	112	—	—	(434)	—
	202	120	112	—	9,525	(434)	9,525
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,827	—	3,827
Selling, general and administrative	119	120	112	15	2,029	(434)	1,961
Depreciation	7	—	—	—	1,404	—	1,411
Amortization	—	—	—	—	248	—	248
	126	120	112	15	7,508	(434)	7,447
Operating income (loss)	76	—	—	(15)	2,017	—	2,078
Other Income (Expense):
Interest expense	(357)	(100)	(43)	(9)	(34)	—	(543)
Investment income (loss), net	1	—	—	1	(2)	—	—
Equity in net income (losses) of affiliates, net	1,089	1,114	748	1,147	(26)	(4,098)	(26)
Other income (expense)	(35)	—	—	—	—	—	(35)
	698	1,014	705	1,139	(62)	(4,098)	(604)
Income (loss) before income taxes	774	1,014	705	1,124	1,955	(4,098)	1,474
Income tax (expense) benefit	110	35	15	8	(756)	—	(588)
Net income (loss) from consolidated operations	884	1,049	720	1,132	1,199	(4,098)	886
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Comcast Corporation	$884	$1,049	$720	$1,132	$1,197	$(4,098)	$884

Condensed Consolidating Statement of Operations

For the Three Months Ended June 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$8,978	$—	$8,978
Management fee revenue	193	169	108	—	—	(470)	—
	193	169	108	—	8,978	(470)	8,978
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,581	—	3,581
Selling, general and administrative	82	169	108	14	1,959	(470)	1,862
Depreciation	7	—	—	—	1,399	—	1,406
Amortization	—	—	—	—	254	—	254
	89	169	108	14	7,193	(470)	7,103
Operating income (loss)	104	—	—	(14)	1,785	—	1,875
Other Income (Expense):
Interest expense	(315)	(140)	(50)	(8)	(38)	—	(551)
Investment income (loss), net	—	—	—	(4)	61	—	57
Equity in net income (losses) of affiliates, net	1,104	1,246	839	1,201	(59)	(4,344)	(13)
Other income (expense)	—	—	—	—	12	—	12
	789	1,106	789	1,189	(24)	(4,344)	(495)
Income (loss) before income taxes	893	1,106	789	1,175	1,761	(4,344)	1,380
Income tax (expense) benefit	74	49	17	10	(574)	—	(424)
Net income (loss) from consolidated operations	967	1,155	806	1,185	1,187	(4,344)	956
Net (income) loss attributable to noncontrolling interests	—	—	—	—	11	—	11
Net income (loss) attributable to Comcast Corporation	$967	$1,155	$806	$1,185	$1,198	$(4,344)	$967

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$18,727	$—	$18,727
Management fee revenue	398	357	222	—	—	(977)	—
	398	357	222	—	18,727	(977)	18,727
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	7,559	—	7,559
Selling, general and administrative	231	357	222	29	4,004	(977)	3,866
Depreciation	14	—	—	—	2,776	—	2,790
Amortization	—	—	—	—	499	—	499
	245	357	222	29	14,838	(977)	14,714
Operating income (loss)	153	—	—	(29)	3,889	—	4,013
Other Income (Expense):
Interest expense	(692)	(202)	(86)	(17)	(70)	—	(1,067)
Investment income (loss), net	3	—	—	2	96	—	101
Equity in net income (losses) of affiliates, net	2,130	2,284	1,430	2,302	(58)	(8,146)	(58)
Other income (expense)	(48)	—	—	—	3	—	(45)
	1,393	2,082	1,344	2,287	(29)	(8,146)	(1,069)
Income (loss) before income taxes	1,546	2,082	1,344	2,258	3,860	(8,146)	2,944
Income tax (expense) benefit	204	70	30	15	(1,498)	—	(1,179)
Net income (loss) from consolidated operations	1,750	2,152	1,374	2,273	2,362	(8,146)	1,765
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(15)	—	(15)
Net income (loss) attributable to Comcast Corporation	$1,750	$2,152	$1,374	$2,273	$2,347	$(8,146)	$1,750

Condensed Consolidating Statement of Operations

For the Six Months Ended June 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$17,844	$—	$17,844
Management fee revenue	384	336	215	—	—	(935)	—
	384	336	215	—	17,844	(935)	17,844
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	7,173	—	7,173
Selling, general and administrative	160	336	215	28	3,888	(935)	3,692
Depreciation	14	—	—	—	2,772	—	2,786
Amortization	—	—	—	—	507	—	507
	174	336	215	28	14,340	(935)	14,158
Operating income (loss)	210	—	—	(28)	3,504	—	3,686
Other Income (Expense):
Interest expense	(634)	(308)	(100)	(10)	(69)	—	(1,121)
Investment income (loss), net	(7)	—	—	5	72	—	70
Equity in net income (losses) of affiliates, net	2,019	2,325	1,583	2,193	(95)	(8,052)	(27)
Other income (expense)	—	—	—	—	11	—	11
	1,378	2,017	1,483	2,188	(81)	(8,052)	(1,067)
Income (loss) before income taxes	1,588	2,017	1,483	2,160	3,423	(8,052)	2,619
Income tax (expense) benefit	151	108	35	12	(1,191)	—	(885)
Net income (loss) from consolidated operations	1,739	2,125	1,518	2,172	2,232	(8,052)	1,734
Net (income) loss attributable to noncontrolling interests	—	—	—	—	5	—	5
Net income (loss) attributable to Comcast Corporation	$1,739	$2,125	$1,518	$2,172	$2,237	$(8,052)	$1,739

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,153)	$16	$(66)	$(204)	$6,739	$—	$5,332
Investing Activities:
Net transactions with affiliates	545	(16)	66	217	(812)	—	—
Capital expenditures	(1)	—	—	—	(2,062)	—	(2,063)
Cash paid for intangible assets	—	—	—	—	(237)	—	(237)
Acquisitions, net of cash acquired	—	—	—	—	(183)	—	(183)
Proceeds from sales of investments	—	—	—	—	15	—	15
Purchases of investments	—	—	—	—	(32)	—	(32)
Other	—	—	—	—	(55)	—	(55)
Net cash provided by (used in) investing activities	544	(16)	66	217	(3,366)	—	(2,555)
Financing Activities:
Proceeds from borrowings	2,394	—	—	—	27	—	2,421
Repurchases and repayments of debt	(600)	—	—	(13)	(25)	—	(638)
Repurchases of common stock	(600)	—	—	—	—	—	(600)
Dividends paid	(535)	—	—	—	—	—	(535)
Other	(50)	—	—	—	(18)	—	(68)
Net cash provided by (used in) financing activities	609	—	—	(13)	(16)	—	580
Increase (decrease) in cash and cash equivalents	—	—	—	—	3,357	—	3,357
Cash and cash equivalents, beginning of period	—	—	—	—	671	—	671
Cash and cash equivalents, end of period	$—	$—	$—	$—	$4,028	$—	$4,028

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$155	$(85)	$(72)	$28	$5,087	$—	$5,113
Investing Activities:
Net transactions with affiliates	(2,100)	1,537	72	234	257	—	—
Capital expenditures	(22)	—	—	—	(2,259)	—	(2,281)
Cash paid for intangible assets	—	—	—	—	(241)	—	(241)
Acquisitions, net of cash acquired	—	—	—	—	(27)	—	(27)
Proceeds from sales of investments	—	—	—	—	16	—	16
Purchases of investments	—	—	—	—	(67)	—	(67)
Other	—	—	—	—	30	—	30
Net cash provided by (used in) investing activities	(2,122)	1,537	72	234	(2,291)	—	(2,570)
Financing Activities:
Proceeds from borrowings	2,492	—	—	—	30	—	2,522
Repurchases and repayments of debt	(33)	(1,448)	—	(262)	(24)	—	(1,767)
Repurchases of common stock	(108)	—	—	—	—	—	(108)
Dividends paid	(375)	—	—	—	—	—	(375)
Other	(9)	(4)	—	—	(8)	—	(21)
Net cash provided by (used in) financing activities	1,967	(1,452)	—	(262)	(2)	—	251
Increase (decrease) in cash and cash equivalents	—	—	—	—	2,794	—	2,794
Cash and cash equivalents, beginning of period	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of period	$—	$—	$—	$—	$3,989	$—	$3,989

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of video, high-speed Internet and phone services (“cable services”), offering a variety of entertainment, information and communications services to residential and commercial customers. As of June 30, 2010, our cable systems served approximately 23.2 million video customers, 16.4 million high-speed Internet customers and 8.1 million phone customers and passed over 51 million homes and businesses in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 94% of our consolidated revenue. Our Cable segment also includes the operations of our regional sports networks. Our Programming segment consists primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from monthly per subscriber license fees paid by multichannel video providers, the sale of advertising and the licensing of our programming internationally.

The following are the more significant developments in our businesses during the six months ended June 30, 2010:

•	an increase in consolidated revenue of 4.9% to $18.7 billion and an increase in consolidated operating income of 8.9% to $4.0 billion

•	an increase in Cable segment revenue of 4.3% to $17.6 billion and an increase in operating income before depreciation and amortization of 4.9% to $7.2 billion

•	an increase in Programming segment revenue of 12.6% to $839 million and an increase in operating income before depreciation and amortization of 21.5% to $273 million

•	the addition of 517,000 high-speed Internet customers and 503,000 phone customers; a decrease of 347,000 video customers

•	a reduction in Cable segment capital expenditures of 9.2% to $2.0 billion

•	the repurchase of 36.4 million shares of our Class A Special common stock under our share repurchase authorization for $600 million

•	the payment of $535 million in dividends

•	the issuance of approximately $2.4 billion aggregate principal amount of notes

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal borrowed $4 billion in April 2010 from third party lenders (“bond offering”) and plans to borrow an additional $5.1 billion from third party lenders prior to the closing of the transaction. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses, collectively valued at approximately $7.25 billion, and make a cash payment to GE of $7.1 billion, less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

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

We have incurred expenses related to legal, accounting and valuation services of $22 million and $36 million for the three and six months ended June 30, 2010, respectively, which are reflected in operating, selling, general and administrative expenses. We also incurred certain financing and other shared costs with GE associated with NBC Universal’s debt facilities entered into at the December 2009 agreement date and with NBC Universal’s April 2010 bond offering of $37 million and $52 million for the three and six months ended June 30, 2010, respectively, which are reflected in other income (expense) and interest expense.

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009		2010	2009
Revenue(a)	$9,525	$8,978	6.1%	$18,727	$17,844	4.9%
Costs and expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)(a)	5,788	5,443	6.4	11,425	10,865	5.2
Depreciation	1,411	1,406	0.3	2,790	2,786	0.1
Amortization	248	254	(2.8)	499	507	(1.8)
Operating income	2,078	1,875	10.9	4,013	3,686	8.9
Other income (expense) items, net	(604)	(495)	22.5	(1,069)	(1,067)	0.3
Income before income taxes	1,474	1,380	6.7	2,944	2,619	12.4
Income tax expense	(588)	(424)	38.4	(1,179)	(885)	33.1
Net income from consolidated operations	886	956	(7.4)	1,765	1,734	1.8
Net (income) loss attributable to noncontrolling interests	(2)	11	(117.9)	(15)	5	(403.8)
Net income attributable to Comcast Corporation	$884	$967	(8.6)%	$1,750	$1,739	0.6%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a) Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for the three and six months ended June 30, 2010 compared to the same periods in 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and six months ended June 30, 2010 compared to the same periods in 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor, and costs associated with the NBC Universal transaction of $22 million and $36 million for the three and six months ended June 30, 2010, respectively. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

Depreciation expense and amortization expense remained relatively stable for three and six months ended June 30, 2010 compared to the same periods in 2009.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our condensed consolidated financial statements (see Note 13 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Video	$4,917	$4,884	$33	0.7%
High-speed Internet	2,129	1,929	200	10.3
Phone	916	801	115	14.3
Advertising(a)	446	363	83	22.6
Other(a)	290	303	(13)	(3.4)
Franchise fees	251	238	13	5.3
Revenue(a)	8,949	8,518	431	5.1
Operating expenses(a)	3,581	3,387	194	5.7
Selling, general and administrative expenses(a)	1,670	1,632	38	2.3
Operating income before depreciation and amortization	$3,698	$3,499	$199	5.7%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Video	$9,759	$9,813	$(54)	(0.5)%
High-speed Internet	4,200	3,838	362	9.4
Phone	1,793	1,578	215	13.6
Advertising(a)	806	655	151	23.0
Other(a)	575	545	30	5.6
Franchise fees	493	472	21	4.4
Revenue(a)	17,626	16,901	725	4.3
Operating expenses(a)	7,080	6,760	320	4.7
Selling, general and administrative expenses(a)	3,306	3,238	68	2.1
Operating income before depreciation and amortization	$7,240	$6,903	$337	4.9%

(a) Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Cable Segment Revenue

Video

Video revenue remained relatively consistent for the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to revenue growth from rate adjustments and customer upgrades to our digital and advanced services which was offset by declines in video customers. During the three and six months ended June 30, 2010, the number of video customers decreased by approximately 265,000 and 347,000, respectively. During the three and six months ended June 30, 2010, we added or upgraded approximately 394,000 and 821,000 customers to our digital video service, respectively, including those customers added or upgraded in connection with the transition from analog to digital transmission of channels we distribute. As of June 30, 2010, approximately 83% of our 23.2 million video customers subscribed to at least one of our digital video services. Our average monthly video revenue per video customer increased to approximately $70 as of June 30, 2010 from approximately $68 as of June 30, 2009.

High-Speed Internet

Our high-speed Internet revenue increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to an increase in the number of residential and commercial customers. During the three and six months ended June 30, 2010, we added approximately 118,000 and 517,000 high-speed Internet customers, respectively. Our average monthly revenue per high-speed Internet customer increased to approximately $43 as of June 30, 2010 from approximately $42 as of June 30, 2009.

Phone

Our phone revenue increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to an increase in the number of residential and commercial phone customers. During the three and six months ended June 30, 2010, we added approximately 230,000 and 503,000 phone customers, respectively. Average monthly revenue per phone customer declined to approximately $38 as of June 30, 2010 from approximately $39 as of June 30, 2009, due to customers receiving service as part of a promotional offer or in a bundled service offering.

As previously disclosed, we expect further declines in the number of video customers during the second half of 2010. In addition, during June and July our video, high-speed Internet and phone customer results were weaker than expected due to the expiration of promotions from the time of the country’s digital transition last year and the continuing impact of competition and a weaker economic environment. We are taking steps to address customer results during the remainder of the third quarter and year.

Advertising

Advertising revenue increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to improvements in the overall television advertising market.

Other

We also generate revenue from our regional sports networks, our digital media center, commissions from electronic retailing networks and fees for other services.

Franchise Fees

The increases in franchise fees collected from our cable customers during the three and six months ended June 30, 2010 compared to the same periods in 2009 were primarily due to increases in the revenue on which the fees apply.

Cable Segment Operating Expenses

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Video programming	$1,870	$1,758	$112	6.4%
Technical labor	541	586	(45)	(7.6)
High-speed Internet	128	126	2	0.9
Phone	145	132	13	10.6
Other	897	785	112	14.1
Total operating expenses(a)	$3,581	$3,387	$194	5.7%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Video programming	$3,734	$3,533	$201	5.7%
Technical labor	1,102	1,172	(70)	(6.0)
High-speed Internet	253	253	—	(0.2)
Phone	286	286	—	0.2
Other	1,705	1,516	189	12.4
Total operating expenses(a)	$7,080	$6,760	$320	4.7%

(a) Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Video programming expenses increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to rate increases and additional programming options offered. Technical labor expenses decreased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to decreases in customer activity levels and operational efficiencies.

High-speed Internet expenses and phone expenses include certain direct costs for providing these services but do not fully reflect the amount of operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these items. Other operating expenses increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to an increase in advertising activity, the continued expansion of commercial services and other service enhancement initiatives.

Cable Segment Selling, General and Administrative Expenses

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Customer service	$446	$457	$(11)	(2.4)%
Marketing	453	403	50	12.3
Administrative and other	771	772	(1)	(0.1)
Total selling, general and administrative expenses(a)	$1,670	$1,632	$38	2.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Customer service	$895	$931	$(36)	(3.8)%
Marketing	882	773	109	14.2
Administrative and other	1,529	1,534	(5)	(0.4)
Total selling, general and administrative expenses(a)	$3,306	$3,238	$68	2.1%

(a)	Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Marketing expenses increased during the three and six months ended June 30, 2010 compared to the same periods in 2009 primarily due to an increase in direct sales efforts and additional marketing costs associated with attracting and retaining customers, including the launch of our XFINITY campaign.

Programming Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Revenue	$454	$384	$70	18.1%
Operating, selling, general and administrative	302	271	31	11.3
Operating income before depreciation and amortization	$152	$113	$39	34.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2010	2009	$	%
Revenue	$839	$745	$94	12.6%
Operating, selling, general and administrative	566	520	46	8.7
Operating income before depreciation and amortization	$273	$225	$48	21.5%

Programming Segment Revenue

Programming revenue increased during the three and six months ended June 30, 2010 compared to same periods in 2009 primarily due to growth in advertising revenue and programming license fee revenue. For each of the three and six months ended June 30, 2010 and 2009, advertising accounted for approximately 42% and 41%, respectively, of total Programming revenue. For the three and six months ended June 30, 2010, approximately 11% and 12%, respectively, of our Programming revenue was generated from our Cable segment. For both the three and six months ended June 30, 2009, approximately 12% of our Programming revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Consolidated Other Income (Expense) Items

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2010	2009	2010	2009
Interest expense	$(543)	$(551)	$(1,067)	$(1,121)
Investment income (loss), net	—	57	101	70
Equity in net (losses) income of affiliates, net	(26)	(13)	(58)	(27)
Other income (expense)	(35)	12	(45)	11
Total	$(604)	$(495)	$(1,069)	$(1,067)

Interest Expense

The decrease in interest expense for the six months ended June 30, 2010 compared to the same period in 2009 was due to the decrease in our average debt outstanding and decreases in interest rates on debt subject to variable interest rate swap agreements.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2010 and 2009 are presented in a table in Note 5 to our condensed consolidated financial statements.

Other Income (Expense)

In connection with the NBC Universal transaction, we agreed to share with GE certain financing and other costs associated with NBC Universal’s debt facilities entered into at the December 2009 agreement date and with NBC Universal’s April 2010 bond offering. Other income (expense) for the three and six months ended June 30, 2010 includes expenses for our share of these costs of $35 million and $48 million, respectively.

Income Tax Expense

Income tax expense for the three and six months ended June 30, 2010 and 2009 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Income tax expense for the three and six months ended June 30, 2009 was reduced by approximately $137 million and $185 million, respectively, primarily due to the favorable settlements of uncertain tax positions and related interest. We expect our 2010 annual effective tax rate to be approximately 40%.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2010	2009
Operating income	$4,013	$3,686
Depreciation and amortization	3,289	3,293
Operating income before depreciation and amortization	7,302	6,979
Noncash share-based compensation expense	153	121
Changes in operating assets and liabilities	(70)	(236)
Cash basis operating income	7,385	6,864
Payments of interest	(969)	(1,063)
Payments of income taxes	(1,126)	(746)
Proceeds from interest, dividends and other nonoperating items	45	58
Excess tax benefit under share-based compensation presented in financing activities	(3)	—
Net cash provided by operating activities	$5,332	$5,113

The decrease in interest payments during the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to the effects of our debt repayments and decreases in interest rates on debt subject to variable interest rate swap agreements.

The increase in income tax payments during the six months ended June 30, 2010 compared to the same period in 2009 was primarily due to higher 2010 taxable income and the reversal of the benefits from the 2008 and 2009 economic stimulus acts.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2010 consisted primarily of capital expenditures of $2.1 billion, cash paid for intangible assets of $237 million and acquisitions of $183 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

Financing Activities

Net cash provided by financing activities for the six months ended June 30, 2010 consisted primarily of proceeds from borrowings of $2.4 billion, partially offset by debt repurchases and repayments of $638 million, repurchases of our Class A Special common stock of $600 million and dividend payments of $ 535 million.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of June 30, 2010, amounts available under all of our credit facilities totaled approximately $6.4 billion.

Share Repurchases and Dividends

During the six months ended June 30, 2010, we repurchased 36.4 million shares of our Class A Special common stock under our share repurchase authorization for $600 million. As of June 30, 2010, we had $2.7 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

In February, May and July 2010, our Board of Directors approved a quarterly dividend of $0.0945 per share as part of our planned annual dividend of $0.378 per share. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2010	$267	April
Three months ended June 30, 2010	$265	July

Dividends declared in July 2010 are expected to be paid in October 2010.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our existing share repurchase authorization during the three months ended June 30, 2010.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization (a)
April 1-30, 2010	—	$—	—	$—	$3,040,975,279
May 1-31, 2010	12,852,703	$17.48	12,852,703	$224,723,855	$2,816,251,424
June 1-30, 2010	4,401,900	$17.10	4,401,900	$75,276,714	$2,740,974,710
Total	17,254,603	$17.39	17,254,603	$300,000,569	$2,740,974,710

(a)

In 2007, our Board of Directors authorized a $7 billion addition to the existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of June 30, 2010, we had approximately $2.7 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2010 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective May 19, 2010.
10.2*	Amendment No. 3 to Employment Agreement with Brian L. Roberts, dated as of June 30, 2010 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on July 7, 2010).
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2010, filed with the Securities and Exchange Commission on July 28, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; (v) the Condensed Consolidated Statement of Comprehensive Income and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date:  July 28, 2010