Form 10-Q
period 2010-09-30
COMCAST CORP
filed 2010-10-27
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2010

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

Yes ☐ No ☒

As of September 30, 2010, there were 2,069,590,273 shares of our Class A common stock, 711,078,811 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2010. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2010	December 31, 2009
Assets
Current Assets:
Cash and cash equivalents	$4,542	$671
Investments	72	50
Accounts receivable, less allowance for doubtful accounts of $196 and $175	1,868	1,711
Other current assets	690	791
Total current assets	7,172	3,223
Investments	6,381	5,947
Property and equipment, net of accumulated depreciation of $31,229 and $27,810	23,328	23,855
Franchise rights	59,452	59,452
Goodwill	15,029	14,933
Other intangible assets, net of accumulated amortization of $9,518 and $8,711	3,750	4,105
Other noncurrent assets, net	1,413	1,218
Total assets	$116,525	$112,733

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,297	$3,094
Accrued expenses and other current liabilities	3,260	2,999
Current portion of long-term debt	2,300	1,156
Total current liabilities	8,857	7,249
Long-term debt, less current portion	28,738	27,940
Deferred income taxes	27,347	27,800
Other noncurrent liabilities	7,571	6,767
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests	144	166
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,435,051,023 and 2,428,533,911; outstanding, 2,069,590,273 and 2,063,073,161	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 782,013,575 and 835,991,034; outstanding, 711,078,811 and 765,056,270	8	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,860	40,247
Retained earnings	11,525	10,005
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(116)	(46)
Total Comcast Corporation shareholders’ equity	43,784	42,721
Noncontrolling interests	84	90
Total equity	43,868	42,811
Total liabilities and equity	$116,525	$112,733

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Operations

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2010	2009	2010	2009
Revenue	$9,489	$8,845	$28,216	$26,689
Costs and Expenses:
Operating (excluding depreciation and amortization)	3,792	3,530	11,351	10,703
Selling, general and administrative	2,119	1,989	5,985	5,681
Depreciation	1,377	1,362	4,167	4,148
Amortization	247	253	746	760
	7,535	7,134	22,249	21,292
Operating income	1,954	1,711	5,967	5,397
Other Income (Expense):
Interest expense	(545)	(707)	(1,612)	(1,828)
Investment income (loss), net	109	148	210	218
Equity in net income (losses) of affiliates, net	(40)	(17)	(98)	(44)
Other income (expense)	(24)	2	(69)	13
	(500)	(574)	(1,569)	(1,641)
Income before income taxes	1,454	1,137	4,398	3,756
Income tax expense	(584)	(203)	(1,763)	(1,088)
Net income from consolidated operations	870	934	2,635	2,668
Net (income) loss attributable to noncontrolling interests	(3)	10	(18)	15

Net income attributable to Comcast Corporation	$867	$944	$2,617	$2,683

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.33	$0.93	$0.93
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.33	$0.93	$0.93
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0945	$0.0675	$0.2835	$0.2025

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2010	2009
Net cash provided by operating activities	$7,732	$7,725
Investing Activities
Capital expenditures	(3,429)	(3,508)
Cash paid for intangible assets	(372)	(383)
Acquisitions, net of cash acquired	(183)	(36)
Proceeds from sales of investments	21	31
Purchases of investments	(54)	(142)
Other	149	37
Net cash provided by (used in) investing activities	(3,868)	(4,001)
Financing Activities
Proceeds from borrowings	2,420	1,843
Repurchases and repayments of debt	(649)	(4,709)
Repurchases of common stock	(892)	(438)
Dividends paid	(800)	(568)
Other	(72)	(185)
Net cash provided by (used in) financing activities	7	(4,057)
Increase (decrease) in cash and cash equivalents	3,871	(333)
Cash and cash equivalents, beginning of period	671	1,195
Cash and cash equivalents, end of period	$4,542	$862

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

		Common Stock
(in millions)	Redeemable Non- controlling Interests	A	A Special	B	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2009	$171	$24	$9	$—	$40,620	$7,427	$(7,517)	$(113)	$126	$40,576
Stock compensation plans					108					108
Repurchase and retirement of common stock					(353)	(112)				(465)
Employee stock purchase plan					46					46
Dividends declared						(582)				(582)
Other comprehensive income (loss)								41		41
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net					30				(35)	(5)
Contributions from (distributions to) noncontrolling interests	10								(19)	(19)
Net income (loss)	(13)					2,683			(2)	2,681
Balance, September 30, 2009	$168	$24	$9	$—	$40,451	$9,416	$(7,517)	$(72)	$70	$42,381
Balance, January 1, 2010	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811
Stock compensation plans					160	(4)				156
Repurchase and retirement of common stock					(603)	(297)				(900)
Employee stock purchase plan					45					45
Dividends declared						(796)				(796)
Other comprehensive income (loss)								(70)		(70)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests									(26)	(26)
Net income (loss)	(2)					2,617			20	2,637
Balance, September 30, 2010	$144	$24	$8	$—	$39,860	$11,525	$(7,517)	$(116)	$84	$43,868

See notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Net income from consolidated operations	$870	$934	$2,635	$2,668
Holding gains (losses) during the period, net of deferred taxes of $21, $(1), $45 and $(2)	(36)	2	(77)	6
Reclassification adjustments for losses (gains) included in net income attributable to Comcast Corporation, net of deferred taxes of $(1), $(3), $(4) and $(17)	2	6	7	31
Cumulative translation adjustments	4	—	—	4
Comprehensive income	840	942	2,565	2,709
Net (income) loss attributable to noncontrolling interests	(3)	10	(18)	15
Comprehensive income attributable to Comcast Corporation	$837	$952	$2,547	$2,724

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

Note 2: Recent Accounting Guidance

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to the consolidation of variable interest entities (“VIEs”). The updated guidance (i) requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, (ii) changes the quantitative approach previously required for determining the primary beneficiary of a VIE and replaces it with a qualitative approach, and (iii) requires additional disclosure about an enterprise’s involvement in VIEs. We adopted the updated guidance on January 1, 2010 and it did not impact our consolidated financial statements.

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

Diluted EPS for the three and nine months ended September 30, 2010 excludes approximately 178 million and 189 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and nine months ended September 30, 2009, diluted EPS excludes approximately 199 million and 196 million, respectively, of potential common shares.

Computation of Diluted EPS

	Three Months Ended September 30
	2010			2009
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$867	2,802	$0.31	$944	2,872	$0.33
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		8			5
Diluted EPS attributable to Comcast Corporation shareholders	$867	2,810	$0.31	$944	2,877	$0.33

	Nine Months Ended September 30
	2010			2009
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,617	2,816	$0.93	$2,683	2,882	$0.93
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		10			8
Diluted EPS attributable to Comcast Corporation shareholders	$2,617	2,826	$0.93	$2,683	2,890	$0.93

Note 4: Acquisitions and Other Significant Events

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal sold $4.0 billion aggregate principal amount of senior notes in April 2010 and $5.1 billion aggregate principal amount of senior notes in October 2010 in connection with the transaction. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses. We will also make a cash payment to GE of $7.1 billion, less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

GE will be entitled to cause the new company to redeem half of GE’s interest 3.5 years after the closing and its remaining interest 7 years after the closing. If GE exercises its first redemption right, we have the right to purchase the remainder of GE’s interest at that time. If GE does not exercise its first redemption right, we have the right to purchase half of GE’s interest 5 years after the closing. We also will have the right to purchase GE’s remaining interest, if any, 8 years after the closing. The redemption and purchase price will equal the ownership percentage being acquired multiplied by 120% of the fully distributed public market trading value of the new company, less half of the excess of 120% of that value over $28.15 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or common stock for each of the two redemptions (for an aggregate of up to $5.75 billion), with amounts not used in the first redemption to be available for the second redemption.

The results of operations for the new company will be consolidated with our results of operations, as we will control the new company. When the transaction is completed, the NBC Universal businesses will be recorded at their fair value and the businesses we contribute will be recorded at their historical or carry-over basis. GE’s interest will be recorded in our consolidated financial statements as a redeemable noncontrolling interest.

Other

During the nine months ended September 30, 2010, we acquired CIMCO Communications, Inc. (“CIMCO”), a phone and high-speed Internet service provider for businesses, Paciolan, Inc. (“Paciolan”), a developer of automated ticketing software, New Global Telecom, Inc. (“NGT”), a phone service provider for small to medium-sized businesses, and made other smaller acquisitions. The aggregate purchase price of all these acquisitions was approximately $195 million. The results of operations for CIMCO and NGT are reported in our Cable segment. Paciolan is managed by Comcast Spectacor, whose results of operations are reported in Corporate and Other. The results of operations for these acquisitions have been included in our consolidated results of operations since their respective acquisition dates and were not material to our consolidated financial statements.

Note 5: Investments

(in millions)	September 30, 2010	December 31, 2009
Fair value method	$2,644	$1,933
Equity method, primarily SpectrumCo and Clearwire	2,087	2,341
Cost method, primarily AirTouch redeemable preferred shares	1,722	1,723
Total investments	6,453	5,997
Less: Current investments	72	50
Noncurrent investments	$6,381	$5,947

As of September 30, 2010 and December 31, 2009, the estimated fair value of the AirTouch redeemable preferred stock was $1.731 billion and $1.524 billion, respectively, which exceeded our carrying basis as of each date.

Components of Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Gains on sales and exchanges of investments, net	$3	$10	$14	$14
Investment impairment losses	(10)	(2)	(24)	(21)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	475	456	706	836
Mark to market adjustments on derivative component of prepaid forward sale agreements	(399)	(357)	(545)	(697)
Mark to market adjustments on derivative component of ZONES	(1)	2	1	6
Interest and dividend income	25	25	70	79
Other, net	16	14	(12)	1
Investment income (loss), net	$109	$148	$210	$218

Note 6: Goodwill

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2009(a)	$12,828	$1,630	$475	$14,933
Acquisitions	74	13	10	97
Settlements and adjustments	(1)	—	—	(1)
Balance, September 30, 2010	$12,901	$1,643	$485	$15,029

(a)	The December 31, 2009 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2010 management reporting presentation.

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

As of September 30, 2010, our derivative financial instruments designated as hedges included (i) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities, (ii) our interest rate swap agreements, which are recorded to other current or noncurrent assets or liabilities, and (iii) our interest rate collars, which are recorded to other current liabilities. Changes in the fair value of the derivative component of our prepaid forward sale agreements are recorded to investment income (loss), net. Changes in the fair value of our interest rate swap agreements are recorded to interest expense. These amounts are completely offset by changes in the fair value of the related debt because the swaps are deemed to be 100% effective. The difference between variable and fixed rates to be paid or received under the terms of the interest rate swap agreements is accrued as interest rates change and recognized as an adjustment to interest expense for the related debt. The effective portion of changes in the fair value of our interest rate collars is recorded to accumulated other comprehensive income (loss). The ineffective portion, if any, of changes in the fair value of our interest rate collars is recorded to investment income (loss), net.

As of September 30, 2010, our derivative financial instruments not designated as hedges included (i) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, and (ii) the derivative component of certain of our prepaid forward sale agreements, which is recorded to other current and noncurrent liabilities.

As of September 30, 2010, our debt had an estimated fair value of $34.932 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). Level 1 consists of financial instruments whose value is based on quoted market prices for identical financial instruments in an active market. Level 2 consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 3 consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair value as of September 30, 2010				December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$2,544	$—	$—	$2,544	$1,855
Available-for-sale securities	98	—	—	98	76
Equity warrants	—	—	2	2	2
Interest rate swap agreements	—	321	—	321	143
	$2,642	$321	$2	$2,965	$2,076

Liabilities
Derivative component of ZONES	$—	$14	$—	$14	$15
Derivative component of prepaid forward sale agreements	—	894	—	894	349
Interest rate swap agreements	—	1	—	1	1
Interest rate collars	—	124	—	124	—
	$—	$1,033	$—	$1,033	$365

Amount of Gain (Loss) Recognized in Income on Derivative Financial Instruments

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Designated Fair Value Hedging Relationships
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$60	$43	$178	$(108)
Long-term debt—interest rate swap agreements (fixed to variable)	(60)	(43)	(178)	108
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreement	13	22	29	35
Mark to market adjustments on derivative component of prepaid forward sale agreement	(8)	(16)	(15)	(28)
Gain (loss) on fair value hedging relationships	5	6	14	7
Nondesignated
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	462	434	677	801
Mark to market adjustments on derivative component of prepaid forward sale agreements	(391)	(341)	(530)	(669)
Mark to market adjustments on derivative component of ZONES	(1)	2	1	6
Total gain (loss)	$75	$101	$162	$145

The difference between variable and fixed rates received under the terms of our interest rate swap agreements reduced interest expense by approximately $33 million and $98 million during the three and nine months ended September 30, 2010, respectively. These amounts during the three and nine months ended September 30, 2009 were approximately $26 million and $74 million, respectively.

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

During the nine months ended September 30, 2010, we acquired all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $20 million, for approximately $9 million. The difference between the amount paid and the carrying value of the noncontrolling interest resulted in an increase of approximately $11 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

	Nine Months Ended September 30
(in millions)	2010	2009
Net income attributable to Comcast Corporation	$2,617	$2,683
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	11	30
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$2,628	$2,713

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Stock options	$25	$28	$78	$75
Restricted share units	32	29	100	69
Employee stock purchase plan	3	3	9	10
Total	$60	$60	$187	$154

As of September 30, 2010, there was $312 million of unrecognized pretax compensation cost related to nonvested stock options and $312 million related to nonvested RSUs.

The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $13 million and $39 million for the three and nine months ended September 30, 2010, respectively. For the three and nine months ended September 30, 2009, the employee cost was $11 million and $38 million, respectively.

Accumulated Other Comprehensive Income (Loss)

	September 30,
(in millions)	2010	2009
Unrealized gains (losses) on marketable securities	$22	$23
Deferred gains (losses) on cash flow hedges	(133)	(64)
Unrealized gains (losses) on employee benefit obligations	(5)	(31)
Accumulated other comprehensive income (loss), net of deferred taxes	$(116)	$(72)

Deferred losses on cash flow hedges in the table above relate primarily to interest rate lock agreements and interest rate collars. As of September 30, 2010, we expect $16 million of unrealized losses, $10 million net of deferred taxes, related to the interest rate lock agreements, to be reclassified as an adjustment to interest expense over the next 12 months.

Note 11: Statement of Cash Flows—Supplemental Information

The table below presents adjustments to reconcile net income from consolidated operations to net cash provided by operating activities.

	Nine Months Ended September 30
(in millions)	2010	2009
Net income from consolidated operations	$2,635	$2,668
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	4,167	4,148
Amortization	746	760
Share-based compensation	226	192
Noncash interest expense (income), net	105	125
Equity in net (income) losses of affiliates, net	98	44
(Gains) losses on investments and noncash other (income) expense, net	(78)	(146)
Deferred income taxes	(241)	572
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(145)	(11)
Change in accounts payable and accrued expenses related to trade creditors	57	(73)
Change in other operating assets and liabilities	162	(554)
Net cash provided by operating activities	$7,732	$7,725

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Interest	$661	$615	$1,630	$1,678
Income Taxes	$668	$194	$1,794	$940

Noncash Financing and Investing Activities

During the nine months ended September 30, 2010, we:

•	recorded a liability of approximately $264 million for a quarterly cash dividend of $0.0945 per common share paid in October 2010, which is a noncash financing activity

•	acquired approximately $554 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

Note 12: Commitments and Contingencies

Commitments

One of our subsidiaries supports debt compliance with respect to obligations of a cable system in which we hold an ownership interest, which expires March 2011. Although there can be no assurance, we believe that this cable system will be able to support its debt compliance requirements on its own and that we will not be required to fund our obligation under this commitment. The total notional amount of our commitment was $410 million as of September 30, 2010, at which time there were no quoted market prices for similar agreements.

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

In addition, we are the defendant in 22 purported class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multi-district litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama. In September 2010, the plaintiffs filed an amended complaint alleging violations of additional state antitrust laws and unfair/deceptive trade practices acts on behalf of new subclasses in Connecticut, Florida, Minnesota, Missouri, New Jersey, New Mexico and West Virginia. In the amended complaint, plaintiffs dropped their unjust enrichment claim, as well as their state law claims on behalf of the Alabama, Illinois, and Pennsylvania subclasses.

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

ERISA Litigation

We and several of our current officers have been named as defendants in a purported class action lawsuit filed in the United States District Court for the Eastern District of Pennsylvania in February 2008. The potential class comprises participants in our retirement investment (401(k)) plan that invested in the plan’s company stock account. The plaintiffs assert that the defendants breached their fiduciary duties under the Employee Retirement Income Security Act of 1974 (ERISA) in managing the plan by allowing participants to continue to invest in the company stock account during a time in 2007 when we allegedly knew (but had not disclosed) that we would not meet our forecasted results. In July 2010, the parties agreed to settle this action with a payment by us of $5 million and our agreement to take certain action with respect to the administration of the plan.

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

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(f)	Total
Three months ended September 30, 2010
Revenue(g)	$8,981	$416	$174	$(82)	$9,489
Operating income (loss) before depreciation and amortization(h)	3,546	150	(115)	(3)	3,578
Depreciation and amortization	1,552	52	29	(9)	1,624
Operating income (loss)	1,994	98	(144)	6	1,954
Capital expenditures	1,318	7	41	—	1,366

Three months ended September 30, 2009
Revenue(g)(i)(j)	$8,402	$383	$153	$(93)	$8,845
Operating income (loss) before depreciation and amortization(h)(i)	3,312	118	(104)	—	3,326
Depreciation and amortization(i)	1,545	49	26	(5)	1,615
Operating income (loss)(i)	1,767	69	(130)	5	1,711
Capital expenditures	1,212	9	6	—	1,227

Nine months ended September 30, 2010
Revenue(g)	$26,607	$1,255	$630	$(276)	$28,216
Operating income (loss) before depreciation and amortization(h)	10,786	423	(326)	(3)	10,880
Depreciation and amortization	4,696	155	84	(22)	4,913
Operating income (loss)	6,090	268	(410)	19	5,967
Capital expenditures	3,351	19	59	—	3,429

Nine months ended September 30, 2009
Revenue(g)(i)(j)	$25,303	$1,128	$509	$(251)	$26,689
Operating income (loss) before depreciation and amortization(h)(i)	10,215	343	(252)	(1)	10,305
Depreciation and amortization(i)	4,708	146	76	(22)	4,908
Operating income (loss)(i)	5,507	197	(328)	21	5,397
Capital expenditures	3,450	23	35	—	3,508

(a)	Cable segment revenue was derived from the following services:

	Three Months Ended September 30		Nine Months Ended September 30
	2010	2009	2010	2009
Video(j)	54.3%	56.9%	55.0%	57.7%
High-speed Internet	24.1%	23.1%	23.9%	22.9%
Phone	10.4%	9.9%	10.2%	9.6%
Advertising(j)	5.1%	4.3%	4.8%	4.0%
Franchise fees	2.8%	2.8%	2.8%	2.8%
Other(j)	3.3%	3.0%	3.3%	3.0%
Total	100.0%	100.0%	100.0%	100.0%

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

(in millions)	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2009
Revenue	$2	$7
Operating income (loss) before depreciation and amortization	$(2)	$(6)
Depreciation and amortization	$4	$10
Operating income (loss)	$(6)	$(16)

(j)	Reclassifications have been made to prior year amounts between revenue and operating expenses to conform to classifications used in 2010.

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

Comcast Corporation provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and the $202 million principal amount currently outstanding of Comcast Holdings’ 10 5/8% senior subordinated debentures due 2012. Comcast Corporation does not guarantee the $61 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029. We have included Comcast Holdings’ condensed consolidated financial information for all periods presented. Our condensed consolidating financial information is presented in the tables below.

Condensed Consolidating Balance Sheet

September 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$4,542	$—	$4,542
Investments	—	—	—	—	72	—	72
Accounts receivable, net	—	—	—	—	1,868	—	1,868
Other current assets	170	—	—	—	520	—	690
Total current assets	170	—	—	—	7,002	—	7,172
Investments	—	—	—	—	6,381	—	6,381
Investments in and amounts due from subsidiaries eliminated upon consolidation	67,962	85,786	48,960	71,404	9,199	(283,311)	—
Property and equipment, net	280	—	—	—	23,048	—	23,328
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	15,029	—	15,029
Other intangible assets, net	9	—	—	—	3,741	—	3,750
Other noncurrent assets, net	1,161	61	—	148	863	(820)	1,413
Total assets	$69,582	$85,847	$48,960	$71,552	$124,715	$(284,131)	$116,525

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$14	$3	$—	$—	$3,280	$—	$3,297
Accrued expenses and other current liabilities	1,028	264	32	262	1,674	—	3,260
Current portion of long-term debt	1,261	1,000	—	—	39	—	2,300
Total current liabilities	2,303	1,267	32	262	4,993	—	8,857
Long-term debt, less current portion	21,842	3,977	2,346	315	258	—	28,738
Deferred income taxes	—	—	—	686	27,338	(677)	27,347
Other noncurrent liabilities	1,653	—	—	—	6,061	(143)	7,571
Redeemable noncontrolling interests	—	—	—	—	144	—	144
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	43,752	80,603	46,582	70,289	85,837	(283,311)	43,752
Total Comcast Corporation shareholders’ equity	43,784	80,603	46,582	70,289	85,837	(283,311)	43,784
Noncontrolling interests	—	—	—	—	84	—	84
Total equity	43,784	80,603	46,582	70,289	85,921	(283,311)	43,868
Total liabilities and equity	$69,582	$85,847	$48,960	$71,552	$124,715	$(284,131)	$116,525

Condensed Consolidating Balance Sheet

December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$671	$—	$671
Investments	—	—	—	—	50	—	50
Accounts receivable, net	—	—	—	—	1,711	—	1,711
Other current assets	169	2	—	—	620	—	791
Total current assets	169	2	—	—	3,052	—	3,223
Investments	—	—	—	—	5,947	—	5,947
Investments in and amounts due from subsidiaries eliminated upon consolidation	73,943	80,766	47,141	69,959	5,721	(277,530)	—
Property and equipment, net	299	—	—	—	23,556	—	23,855
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	14,933	—	14,933
Other intangible assets, net	11	—	—	—	4,094	—	4,105
Other noncurrent assets, net	419	13	—	6	780	—	1,218
Total assets	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$14	$—	$—	$—	$3,080	$—	$3,094
Accrued expenses and other current liabilities	1,009	176	75	131	1,608	—	2,999
Current portion of long-term debt	1,100	—	—	—	56	—	1,156
Total current liabilities	2,123	176	75	131	4,744	—	7,249
Long-term debt, less current portion	20,089	4,925	2,352	326	248	—	27,940
Deferred income taxes	8,068	—	—	697	19,035	—	27,800
Other noncurrent liabilities	1,840	—	—	171	4,756	—	6,767
Redeemable noncontrolling interests	—	—	—	—	166	—	166
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	42,689	75,680	44,714	68,640	88,496	(277,530)	42,689
Total Comcast Corporation shareholders’ equity	42,721	75,680	44,714	68,640	88,496	(277,530)	42,721
Noncontrolling interests	—	—	—	—	90	—	90
Total equity	42,721	75,680	44,714	68,640	88,586	(277,530)	42,811
Total liabilities and equity	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$9,489	$—	$9,489
Management fee revenue	202	182	113	—	—	(497)	—
	202	182	113	—	9,489	(497)	9,489
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,792	—	3,792
Selling, general and administrative	106	182	113	15	2,200	(497)	2,119
Depreciation	8	—	—	—	1,369	—	1,377
Amortization	2	—	—	—	245	—	247
	116	182	113	15	7,606	(497)	7,535
Operating income (loss)	86	—	—	(15)	1,883	—	1,954
Other Income (Expense):
Interest expense	(357)	(101)	(44)	(8)	(35)	—	(545)
Investment income (loss), net	2	—	—	(1)	108	—	109
Equity in net income (losses) of affiliates, net	1,057	1,119	701	1,137	(40)	(4,014)	(40)
Other income (expense)	(24)	—	—	—	—	—	(24)
	678	1,018	657	1,128	33	(4,014)	(500)
Income (loss) before income taxes	764	1,018	657	1,113	1,916	(4,014)	1,454
Income tax (expense) benefit	103	36	16	9	(748)	—	(584)
Net income (loss) from consolidated operations	867	1,054	673	1,122	1,168	(4,014)	870
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(3)	—	(3)
Net income (loss) attributable to Comcast Corporation	$867	$1,054	$673	$1,122	$1,165	$(4,014)	$867

Condensed Consolidating Statement of Operations

For the Three Months Ended September 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$8,845	$—	$8,845
Management fee revenue	192	168	108	—	—	(468)	—
	192	168	108	—	8,845	(468)	8,845
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	3,530	—	3,530
Selling, general and administrative	92	168	108	15	2,074	(468)	1,989
Depreciation	7	—	—	—	1,355	—	1,362
Amortization	—	—	—	—	253	—	253
	99	168	108	15	7,212	(468)	7,134
Operating income (loss)	93	—	—	(15)	1,633	—	1,711
Other Income (Expense):
Interest expense	(335)	(254)	(79)	(8)	(31)	—	(707)
Investment income (loss), net	1	—	—	2	145	—	148
Equity in net income (losses) of affiliates, net	1,101	1,267	853	1,319	(234)	(4,323)	(17)
Other income (expense)	—	—	—	—	2	—	2
	767	1,013	774	1,313	(118)	(4,323)	(574)
Income (loss) before income taxes	860	1,013	774	1,298	1,515	(4,323)	1,137
Income tax (expense) benefit	84	89	28	7	(411)	—	(203)
Net income (loss) from consolidated operations	944	1,102	802	1,305	1,104	(4,323)	934
Net (income) loss attributable to noncontrolling interests	—	—	—	—	10	—	10
Net income (loss) attributable to Comcast Corporation	$944	$1,102	$802	$1,305	$1,114	$(4,323)	$944

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$28,216	$—	$28,216
Management fee revenue	600	539	335	—	—	(1,474)	—
	600	539	335	—	28,216	(1,474)	28,216
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	11,351	—	11,351
Selling, general and administrative	337	539	335	44	6,204	(1,474)	5,985
Depreciation	22	—	—	—	4,145	—	4,167
Amortization	2	—	—	—	744	—	746
	361	539	335	44	22,444	(1,474)	22,249
Operating income (loss)	239	—	—	(44)	5,772	—	5,967
Other Income (Expense):
Interest expense	(1,049)	(303)	(130)	(25)	(105)	—	(1,612)
Investment income (loss), net	5	—	—	1	204	—	210
Equity in net income (losses) of affiliates, net	3,187	3,403	2,131	3,439	(98)	(12,160)	(98)
Other income (expense)	(72)	—	—	—	3	—	(69)
	2,071	3,100	2,001	3,415	4	(12,160)	(1,569)
Income (loss) before income taxes	2,310	3,100	2,001	3,371	5,776	(12,160)	4,398
Income tax (expense) benefit	307	106	46	24	(2,246)	—	(1,763)
Net income (loss) from consolidated operations	2,617	3,206	2,047	3,395	3,530	(12,160)	2,635
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(18)	—	(18)
Net income (loss) attributable to Comcast Corporation	$2,617	$3,206	$2,047	$3,395	$3,512	$(12,160)	$2,617

Condensed Consolidating Statement of Operations

For the Nine Months Ended September 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$26,689	$—	$26,689
Management fee revenue	576	504	323	—	—	(1,403)	—
	576	504	323	—	26,689	(1,403)	26,689
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	10,703	—	10,703
Selling, general and administrative	252	504	323	43	5,962	(1,403)	5,681
Depreciation	21	—	—	—	4,127	—	4,148
Amortization	—	—	—	—	760	—	760
	273	504	323	43	21,552	(1,403)	21,292
Operating income (loss)	303	—	—	(43)	5,137	—	5,397
Other Income (Expense):
Interest expense	(969)	(562)	(179)	(18)	(100)	—	(1,828)
Investment income (loss), net	(6)	—	—	7	217	—	218
Equity in net income (losses) of affiliates, net	3,120	3,592	2,436	3,512	(329)	(12,375)	(44)
Other income (expense)	—	—	—	—	13	—	13
	2,145	3,030	2,257	3,501	(199)	(12,375)	(1,641)
Income (loss) before income taxes	2,448	3,030	2,257	3,458	4,938	(12,375)	3,756
Income tax (expense) benefit	235	197	63	19	(1,602)	—	(1,088)
Net income (loss) from consolidated operations	2,683	3,227	2,320	3,477	3,336	(12,375)	2,668
Net (income) loss attributable to noncontrolling interests	—	—	—	—	15	—	15
Net income (loss) attributable to Comcast Corporation	$2,683	$3,227	$2,320	$3,477	$3,351	$(12,375)	$2,683

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,320)	$(137)	$(141)	$(223)	$9,553	$—	$7,732
Investing Activities:
Net transactions with affiliates	1,268	137	141	236	(1,782)	—	—
Capital expenditures	(3)	—	—	—	(3,426)	—	(3,429)
Cash paid for intangible assets	—	—	—	—	(372)	—	(372)
Acquisitions, net of cash acquired	—	—	—	—	(183)	—	(183)
Proceeds from sales of investments	—	—	—	—	21	—	21
Purchases of investments	—	—	—	—	(54)	—	(54)
Other	—	—	—	—	149	—	149
Net cash provided by (used in) investing activities	1,265	137	141	236	(5,647)	—	(3,868)
Financing Activities:
Proceeds from borrowings	2,394	—	—	—	26	—	2,420
Repurchases and repayments of debt	(600)	—	—	(13)	(36)	—	(649)
Repurchases of common stock	(892)	—	—	—	—	—	(892)
Dividends paid	(800)	—	—	—	—	—	(800)
Other	(47)	—	—	—	(25)	—	(72)
Net cash provided by (used in) financing activities	55	—	—	(13)	(35)	—	7
Increase (decrease) in cash and cash equivalents	—	—	—	—	3,871	—	3,871
Cash and cash equivalents, beginning of period	—	—	—	—	671	—	671
Cash and cash equivalents, end of period	$—	$—	$—	$—	$4,542	$—	$4,542

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$22	$(330)	$(197)	$6	$8,224	$—	$7,725
Investing Activities:
Net transactions with affiliates	472	3,296	551	256	(4,575)	—	—
Capital expenditures	(24)	—	—	—	(3,484)	—	(3,508)
Cash paid for intangible assets	(6)	—	—	—	(377)	—	(383)
Acquisitions, net of cash acquired	—	—	—	—	(36)	—	(36)
Proceeds from sales of investments	—	—	—	—	31	—	31
Purchases of investments	—	—	—	—	(142)	—	(142)
Other	—	—	—	—	37	—	37
Net cash provided by (used in) investing activities	442	3,296	551	256	(8,546)	—	(4,001)
Financing Activities:
Proceeds from borrowings	1,792	—	—	—	51	—	1,843
Repurchases and repayments of debt	(1,241)	(2,836)	(312)	(262)	(58)	—	(4,709)
Repurchases of common stock	(438)	—	—	—	—	—	(438)
Dividends paid	(568)	—	—	—	—	—	(568)
Other	(9)	(130)	(42)	—	(4)	—	(185)
Net cash provided by (used in) financing activities	(464)	(2,966)	(354)	(262)	(11)	—	(4,057)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(333)	—	(333)
Cash and cash equivalents, beginning of period	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of period	$—	$—	$—	$—	$862	$—	$862

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of video, high-speed Internet and phone services (“cable services”), offering a variety of entertainment, information and communications services to residential and commercial customers. As of September 30, 2010, our cable systems served approximately 22.9 million video customers, 16.7 million high-speed Internet customers and 8.4 million phone customers and passed over 51 million homes and businesses in 39 states and the District of Columbia. We report the results of these operations as our Cable segment, which generates approximately 94% of our consolidated revenue. Our Cable segment also includes the operations of our regional sports networks. Our Programming segment consists primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, G4 and Style. Revenue from our Programming segment is generated primarily from monthly per subscriber license fees paid by multichannel video providers, the sale of advertising and the licensing of our programming internationally.

The following are the more significant developments in our businesses during the nine months ended September 30, 2010:

•	an increase in consolidated revenue of 5.7% to $28.2 billion and an increase in consolidated operating income of 10.6% to $6.0 billion

•	an increase in Cable segment revenue of 5.2% to $26.6 billion and an increase in operating income before depreciation and amortization of 5.6% to $10.8 billion

•	an increase in Programming segment revenue of 11.3% to $1.3 billion and an increase in operating income before depreciation and amortization of 23.2% to $423 million

•	the addition of 766,000 high-speed Internet customers and 731,000 phone customers; a decrease of 622,000 video customers

•	a reduction in Cable segment capital expenditures of 2.9% to $3.4 billion

•	the repurchase of 54 million shares of our Class A Special common stock, including 438,000 shares which did not settle until October 2010, under our share repurchase authorization for $900 million

•	the payment of $800 million in dividends

•	the issuance of $2.4 billion aggregate principal amount of notes

NBC Universal Transaction

We entered into agreements with General Electric Company (“GE”) in December 2009 to form a new company of which we will own 51% and control, with the remaining 49% to be owned by GE. Under the terms of the transaction, GE will contribute NBC Universal’s businesses, including its cable and broadcast networks, filmed entertainment, televised entertainment, theme parks and unconsolidated investments, as well as other GE assets used primarily in NBC Universal’s business. NBC Universal sold $4.0 billion aggregate principal amount of senior notes in April 2010 and $5.1 billion aggregate principal amount of senior notes in October 2010 in connection with the transaction. We will contribute our national programming networks, our regional sports networks and certain of our Internet businesses, as well as other assets used primarily in those businesses. We will also make a cash payment to GE of $7.1 billion, less certain adjustments primarily based on the free cash flow generated by NBC Universal between December 4, 2009 and the closing. The transaction is subject to various regulatory approvals and is expected to close by the end of 2010.

GE will be entitled to cause the new company to redeem half of GE’s interest 3.5 years after the closing and its remaining interest 7 years after the closing. If GE exercises its first redemption right, we have the right to purchase the remainder of GE’s interest at that time. If GE does not exercise its first redemption right, we have the right to purchase half of GE’s interest 5 years after the closing. We also will have the right to purchase GE’s remaining interest, if any, 8 years after the closing. The redemption and purchase price will equal the ownership percentage being acquired multiplied by 120% of the fully distributed public market trading value of the new company, less half of the excess of 120% of that value over $28.15 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or common stock for each of the two redemptions (for an aggregate of up to $5.75 billion), with amounts not used in the first redemption to be available for the second redemption.

We have incurred expenses related to legal, accounting and valuation services of $21 million and $57 million for the three and nine months ended September 30, 2010, respectively, which are reflected in operating, selling, general and administrative expenses. We also incurred certain financing and other shared costs with GE associated with NBC Universal’s debt facilities entered into at the December 2009 agreement date and with the sale of NBC Universal’s senior notes in 2010. Other income (expense) includes $43 million and $91 million of these costs for the three and nine months ended September 30, 2010, respectively. Interest expense includes $2 million and $6 million of these costs for the three and nine months ended September 30, 2010, respectively.

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2010	2009		2010	2009
Revenue(a)	$9,489	$8,845	7.3%	$28,216	$26,689	5.7%
Costs and expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)(a)	5,911	5,519	7.1	17,336	16,384	5.8
Depreciation	1,377	1,362	1.1	4,167	4,148	0.4
Amortization	247	253	(2.3)	746	760	(1.9)
Operating income	1,954	1,711	14.2	5,967	5,397	10.6
Other income (expense) items, net	(500)	(574)	(12.7)	(1,569)	(1,641)	(4.3)
Income before income taxes	1,454	1,137	27.8	4,398	3,756	17.1
Income tax expense	(584)	(203)	187.8	(1,763)	(1,088)	62.0
Net income from consolidated operations	870	934	(6.9)	2,635	2,668	(1.3)
Net (income) loss attributable to noncontrolling interests	(3)	10	NM	(18)	15	NM
Net income attributable to Comcast Corporation	$867	$944	(8.2)%	$2,617	$2,683	(2.5)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)	Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately in “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable segment accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for the three and nine months ended September 30, 2010 compared to the same periods in 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor, costs associated with the NBC Universal transaction of $21 million and $57 million for the three and nine months ended September 30, 2010, respectively, and our Programming segment. Cable segment and Programming segment operating, selling, general and administrative expenses are discussed separately in “Segment Operating Results.”

Consolidated Depreciation and Amortization

Depreciation expense and amortization expense remained relatively stable for three and nine months ended September 30, 2010 compared to the same periods in 2009.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. To measure the performance of our operating segments, we use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets, and gains or losses from the sale of assets, if any. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital- intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income (loss), the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our condensed consolidated financial statements (see Note 13 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Results of Operations

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Video	$4,881	$4,777	$104	2.2%
High-speed Internet	2,164	1,930	234	12.2
Phone	934	829	105	12.6
Advertising(a)	461	363	98	27.2
Other(a)	293	265	28	10.3
Franchise fees	248	238	10	4.5
Revenue(a)	8,981	8,402	579	6.9
Operating expenses(a)	3,605	3,381	224	6.6
Selling, general and administrative expenses(a)	1,830	1,709	121	7.2
Operating income before depreciation and amortization	$3,546	$3,312	$234	7.1%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Video	$14,640	$14,590	$50	0.3%
High-speed Internet	6,364	5,768	596	10.3
Phone	2,727	2,407	320	13.3
Advertising(a)	1,267	1,018	249	24.5
Other(a)	868	810	58	7.1
Franchise fees	741	710	31	4.4
Revenue(a)	26,607	25,303	1,304	5.2
Operating expenses(a)	10,685	10,141	544	5.4
Selling, general and administrative expenses(a)	5,136	4,947	189	3.8
Operating income before depreciation and amortization	$10,786	$10,215	$571	5.6%

(a)	Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Cable Segment Revenue

Our average monthly total revenue per video customer for the three months ended September 30, 2010 increased to approximately $130 from approximately $118 for the three months ended September 30, 2009. Our average monthly total revenue per video customer for the nine months ended September 30, 2010 increased to approximately $127 from approximately $117 for the nine months ended September 30, 2009. The increase in average monthly total revenue per video customer was primarily due to an increased number of customers receiving multiple services, rate adjustments and a higher contribution from our commercial services business.

Video

Video revenue increased for the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to revenue growth from rate adjustments and customer upgrades to our digital and advanced services which was offset by declines in video customers. During the three and nine months ended September 30, 2010, the number of video customers decreased by approximately 275,000 and 622,000, respectively. As previously disclosed, we expect further declines in the number of video customers during the remainder of 2010. During the three and nine months ended September 30, 2010, we added or upgraded approximately 219,000 and 1.0 million customers to our digital video service, respectively, including those customers added or upgraded in connection with the transition from analog to digital transmission of channels we distribute. As of September 30, 2010, approximately 85% of our 22.9 million video customers subscribed to at least one of our digital video services.

High-Speed Internet

Our high-speed Internet revenue increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to an increase in the number of residential and commercial customers and rate adjustments. During the three and nine months ended September 30, 2010, we added approximately 249,000 and 766,000 high-speed Internet customers, respectively.

Phone

Our phone revenue increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to an increase in the number of residential and commercial phone customers. During the three and nine months ended September 30, 2010, we added approximately 228,000 and 731,000 phone customers, respectively.

Advertising

Advertising revenue increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to improvements in the overall television advertising market, including political advertising.

Other

We also generate revenue from our regional sports networks, our digital media center, commissions from electronic retailing networks and fees for other services.

Franchise Fees

The increases in franchise fees collected from our cable customers during the three and nine months ended September 30, 2010 compared to the same periods in 2009 were primarily due to increases in the revenue on which the fees apply.

Cable Segment Operating Expenses

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Video programming	$1,846	$1,759	$87	4.9%
Technical labor	594	573	21	3.7
High-speed Internet	124	134	(10)	(7.2)
Phone	148	135	13	8.8
Other	893	780	113	14.6
Total operating expenses(a)	$3,605	$3,381	$224	6.6%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Video programming	$5,580	$5,292	$288	5.4%
Technical labor	1,696	1,745	(49)	(2.8)
High-speed Internet	377	387	(10)	(2.6)
Phone	434	421	13	2.9
Other	2,598	2,296	302	13.2
Total operating expenses(a)	$10,685	$10,141	$544	5.4%

(a) Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Video programming expenses increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to increased rates and additional programming options offered. Technical labor expenses increased during the three months ended September 30, 2010 compared to the same period in 2009 primarily due to an increase in customer service activity levels. Technical labor expenses decreased during the nine months ended September 30, 2010 compared to the same period in 2009 primarily due to operational efficiencies. High-speed Internet expenses and phone expenses include certain direct costs for providing these services but do not fully reflect the amount of operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these items. Other operating expenses increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to an increase in advertising activity, the continued expansion of commercial services and other service enhancement initiatives.

Cable Segment Selling, General and Administrative Expenses

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Customer service	$459	$471	$(12)	(2.7)%
Marketing	520	443	77	17.3
Administrative and other	851	795	56	7.4
Total selling, general and administrative expenses(a)	$1,830	$1,709	$121	7.2%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Customer service	$1,354	$1,402	$(48)	(3.5)%
Marketing	1,402	1,216	186	15.3
Administrative and other	2,380	2,329	51	2.2
Total selling, general and administrative expenses(a)	$5,136	$4,947	$189	3.8%

(a) Reclassifications have been made to the prior year’s amounts to conform to classifications used in 2010.

Marketing expenses increased during the three and nine months ended September 30, 2010 compared to the same periods in 2009 primarily due to an increase in direct sales efforts and additional marketing costs associated with attracting and retaining customers, as well as the launch of our XFINITY brand.

Programming Segment Results of Operations

	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Revenue	$416	$383	$33	8.7%
Operating, selling, general and administrative	266	265	1	0.8
Operating income before depreciation and amortization	$150	$118	$32	26.3%

	Nine Months Ended September 30		Increase/(Decrease)
(in millions)	2010	2009	$	%
Revenue	$1,255	$1,128	$127	11.3%
Operating, selling, general and administrative	832	785	47	6.1
Operating income before depreciation and amortization	$423	$343	$80	23.2%

Programming Segment Revenue

Programming revenue increased during the three and nine months ended September 30, 2010 compared to same periods in 2009 primarily due to growth in advertising revenue and programming license fee revenue. For both the three and nine months ended September 30, 2010, advertising accounted for approximately 40% of total Programming revenue. For the three and nine months ended September 30, 2009, advertising accounted for approximately 42% and 41%, respectively, of total Programming revenue. For each of the three and nine months ended September 30, 2010 and 2009, approximately 12% of our Programming revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Consolidated Other Income (Expense) Items

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2010	2009	2010	2009
Interest expense	$(545)	$(707)	$(1,612)	$(1,828)
Investment income (loss), net	109	148	210	218
Equity in net (losses) income of affiliates, net	(40)	(17)	(98)	(44)
Other income (expense)	(24)	2	(69)	13
Total	$(500)	$(574)	$(1,569)	$(1,641)

Interest Expense

The decreases in interest expense for the three and nine months ended September 30, 2010 compared to the same periods in 2009 were primarily due to the effects of early extinguishment costs associated with the repayment and redemption of our debt obligations in connection with the cash tender offer in July 2009. We recognized approximately $180 million of interest expense primarily associated with the premium incurred in a cash tender offer during the three months ended September 30, 2009.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2010 and 2009 are presented in a table in Note 5 to our condensed consolidated financial statements.

Other Income (Expense)

In connection with the NBC Universal transaction, we agreed to share with GE certain financing and other costs associated with NBC Universal’s debt facilities entered into at the December 2009 agreement date and with the sale of NBC Universal’s senior notes in 2010. Other income (expense) for the three and nine months ended September 30, 2010 includes expenses for our share of these costs of $43 million and $91 million, respectively.

Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2010 and 2009 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Income tax expense for the three and nine months ended September 30, 2009 was reduced by approximately $251 million and $436 million, respectively, primarily due to the recognition of tax benefits associated with uncertain tax positions and related interest and certain corporate reorganizations, which primarily affected our deferred income tax liabilities and other noncurrent liabilities. We expect our 2010 annual effective tax rate to be approximately 40%.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2010	2009
Operating income	$5,967	$5,397
Depreciation and amortization	4,913	4,908
Operating income before depreciation and amortization	10,880	10,305
Noncash share-based compensation expense	226	192
Changes in operating assets and liabilities	(10)	(239)
Cash basis operating income	11,096	10,258
Payments of interest	(1,630)	(1,678)
Payments of income taxes	(1,794)	(940)
Proceeds from interest, dividends and other nonoperating items	63	85
Excess tax benefit under share-based compensation presented in financing activities	(3)	—
Net cash provided by operating activities	$7,732	$7,725

The decrease in interest payments during the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to the effects of our debt repayments and decreases in interest rates on debt subject to variable interest rate swap agreements.

The increase in income tax payments during the nine months ended September 30, 2010 compared to the same period in 2009 was primarily due to an increase in taxable income and the reversal of the benefits from the 2008 and 2009 economic stimulus acts.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2010 consisted primarily of capital expenditures of $3.4 billion, cash paid for intangible assets of $372 million and acquisitions of $183 million. Capital expenditures have been our most significant recurring investing activity and we expect that this will continue in the future.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2010 consisted primarily of proceeds from borrowings of $2.4 billion, partially offset by debt repurchases and repayments of $649 million, repurchases of our Class A Special common stock of $892 million and dividend payments of $800 million.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of September 30, 2010, amounts available under all of our credit facilities totaled approximately $6.4 billion.

Share Repurchases and Dividends

During the nine months ended September 30, 2010, we repurchased 54 million shares of our Class A Special common stock under our share repurchase authorization for $900 million. Approximately $7.5 million of our share repurchases, or 438,000 shares, did not settle until October 2010. As of September 30, 2010, we had $2.4 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

In February, May, July and October 2010, our Board of Directors approved a quarterly dividend of $0.0945 per share as part of our planned annual dividend of $0.378 per share. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2010	$267	April
Three months ended June 30, 2010	$265	July
Three months ended September 30, 2010	$264	October

Dividends declared in October 2010 are expected to be paid in January 2011.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing as of July 1, 2010 and no impairment charge was recorded.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our existing share repurchase authorization during the three months ended September 30, 2010.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
July 1-31, 2010	—	$—	—	$—	$2,740,974,710
August 1-31, 2010	9,955,565	$17.17	9,955,565	$170,892,395	$2,570,082,315
September 1-30, 2010	7,588,000	$17.02	7,588,000	$129,122,095	$2,440,960,220
Total	17,543,565	$17.10	17,543,565	$300,014,490	$2,440,960,220

(a)

In 2007, our Board of Directors authorized a $7 billion addition to the existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of September 30, 2010, we had approximately $2.4 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2012, subject to market conditions.

The total number of shares purchased during the three months ended September 30, 2010 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	2010 Spotlight Long Term Incentive Plan (formerly named the 2003 Cable Division Advertising/Sales Group Long Term Plan), as amended and restated effective January 1, 2010.
10.2*	2003 Stock Option Plan, as amended and restated effective July 23, 2010.
10.3*	2002 Restricted Stock Plan, as amended and restated effective July 23, 2010.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2010, filed with the Securities and Exchange Commission on October 27, 2010, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Operations; (iii) the Condensed Consolidated Statement of Cash Flows; (iv) the Condensed Consolidated Statement of Changes in Equity; (v) the Condensed Consolidated Statement of Comprehensive Income and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 27, 2010