Form 10-K
period 2010-12-31
COMCAST CORP
filed 2011-02-25
CIK 1166691

FORM 10-K

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2010
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM TO

Commission file number 001-32871

COMCAST CORPORATION

(Exact name of registrant as specified in its charter)

PENNSYLVANIA (State or other jurisdiction of incorporation or organization)	27-0000798 (I.R.S. Employer Identification No.)
One Comcast Center, Philadelphia, PA (Address of principal executive offices)	19103-2838 (Zip Code)
Registrant’s telephone number, including area code: (215) 286-1700

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Title of Each Class	Name of Each Exchange on which Registered
Class A Common Stock, $0.01 par value Class A Special Common Stock, $0.01 par value 2.0% Exchangeable Subordinated Debentures due 2029 5.50% Notes due 2029 6.625% Notes due 2056 7.00% Notes due 2055	NASDAQ Global Select Market NASDAQ Global Select Market New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange
7.00% Notes due 2055, Series B 8.375% Guaranteed Notes due 2013 9.455% Guaranteed Notes due 2022	New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

Large accelerated filer ☒             Accelerated filer ☐              Non-accelerated filer ☐             Small reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

As of June 30, 2010, the aggregate market value of the Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $35.895 billion and $11.733 billion, respectively.

As of December 31, 2010, there were 2,071,820,901 shares of Class A common stock, 695,233,894 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III—The Registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2011.

Comcast Corporation

2010 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2010. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal following the closing of our transaction on January 28, 2011, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

Our registered trademarks include Comcast and the Comcast logo. This Annual Report on Form 10-K also contains other trademarks, service marks and trade names owned by us as well as those owned by others.

Part 1

Item 1: Business

We are a leading provider of video, high-speed Internet and phone services (“cable services”) to residential and business customers in the United States. On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)), a leading media and entertainment company that develops, produces and distributes entertainment, news, sports and other content to global audiences.

As of December 31, 2010, our cable systems served approximately 22.8 million video customers, 17.0 million high-speed Internet customers and 8.6 million phone customers and passed over 51 million homes and businesses in 39 states and the District of Columbia. We report the results of these operations as our Cable segment. In 2010, our Cable segment generated approximately 94% of our consolidated revenue. As of December 31, 2010, our Cable segment also included the operations of our regional sports and news networks. As of December 31, 2010, our Programming segment consisted primarily of our consolidated national cable programming networks, E!, Golf Channel, VERSUS, G4 and Style. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963.

As of December 31, 2010, our other business interests included Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses, including Comcast.net, Xfinity TV, Plaxo, Fandango and DailyCandy. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a large, multipurpose arena in Philadelphia, the Wells Fargo Center, and provides facilities management and food services for sporting events, concerts and other events. Comcast Interactive Media, Comcast Spectacor and all other consolidated businesses not included in our Cable or Programming segments were included in “Corporate and Other” activities as of December 31, 2010.

For financial and other information about our reportable segments, refer to Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

General Developments of Our Businesses

In addition to the NBCUniversal transaction discussed below, the following are the more significant developments in our businesses during 2010:

•	an increase in consolidated revenue of 6.1% to $37.9 billion and an increase in consolidated operating income of 10.6% to $8.0 billion

•	an increase in Cable segment revenue of 5.6% to $35.8 billion and an increase in Cable segment operating income before depreciation and amortization of 6.4% to $14.6 billion

•	an increase in Programming segment revenue of 11.8% to $1.7 billion and an increase in Programming segment operating income before depreciation and amortization of 20.6% to $469 million

•	the addition of 1.1 million high-speed Internet customers and 988,000 phone customers; and a decrease of 757,000 video customers

•	a reduction in Cable segment capital expenditures of 3.8% to $4.8 billion

•

the continued investment in our cable distribution system, including the ongoing transition from analog to digital transmission of the channels we distribute (“our all digital conversion”); the continued deployment of DOCSIS 3.0 wideband technology; expanding the offering of certain programming to our customers online; and the continued deployment of 4G wireless high-speed Internet service in certain markets

•

an increase in our total debt outstanding of $2.3 billion to $31.4 billion, which is primarily due to the issuance of $3.4 billion aggregate principal amount of notes, the proceeds of which were primarily used to repay debt at its maturity in 2010 and finance the NBCUniversal transaction in 2011

1	Comcast 2010 Annual Report on Form 10-K

•	the repurchase of approximately 70 million shares of our Class A Special common stock under our share repurchase authorization for approximately $1.2 billion

•	the declaration and payment of dividends of $1.1 billion

We operate our businesses in an intensely competitive environment. Competition for the cable services we offer primarily includes direct broadcast satellite (“DBS”) operators and phone companies. In 2010, our competitors for cable services continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer. A substantial portion of our Cable segment revenue comes from customers whose spending patterns may be affected by prevailing economic conditions.

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings, and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC network and its owned NBC affiliated local television stations, the Telemundo network and its owned Telemundo affiliated local television stations, Universal Pictures filmed entertainment, the

Universal Studios Hollywood theme park and other related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (“Comcast Content Business”). In addition to contributing the Comcast Content Business to NBCUniversal, we made a cash payment of $6.2 billion at the closing.

As a result of the NBCUniversal transaction, beginning in 2011 we expect to present five reportable segments, Cable Distribution (currently presented in our Cable segment), Cable Networks, Broadcast Networks, Filmed Entertainment and Theme Parks. Our Programming segment, our regional sports and news networks (currently presented in our Cable segment) and our contributed Comcast Interactive Media businesses (currently presented in Corporate and Other) will be presented with NBCUniversal’s businesses in the new segments. The businesses of Comcast Interactive Media that were not contributed to NBCUniversal will be included in our Cable Distribution segment.

For more information about this transaction, refer to Note 21 to our consolidated financial statements included in this Annual Report on Form 10-K. For more information on the Federal Communications Commission (“FCC”) order and the Department of Justice consent decree related to the transaction, see “Legislation and Regulation” below. For more information on NBCUniversal, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

Comcast 2010 Annual Report on Form 10-K	2

Description of Our Businesses

Cable Segment

The table below summarizes certain customer and penetration data for our cable operations as of December 31.

(in millions)	2010	2009	2008	2007	2006
Homes passed(a)	51.9	51.2	50.6	48.5	45.7
Video
Video customers(b)	22.8	23.6	24.2	24.1	23.4
Video penetration(c)	43.9%	46.0%	47.8%	49.6%	51.3%
Digital video customers(d)	19.7	18.4	17.0	15.2	12.1
Digital video penetration(d)	86.6%	78.2%	70.3%	63.1%	51.9%
High-speed Internet
Available homes(e)	51.5	50.8	50.3	48.1	45.2
High-speed Internet customers	17.0	15.9	14.9	13.2	11.0
Penetration(c)	33.0%	31.4%	29.7%	27.5%	24.4%
Phone
Available homes(e)	49.8	48.4	46.7	42.2	31.5
Phone customers	8.6	7.6	6.5	4.6	2.4
Penetration(c)	17.3%	15.7%	13.9%	10.8%	7.6%

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

(b)

Generally, a dwelling or commercial unit with one or more television sets connected to our distribution system counts as one video customer. In the case of some multiple dwelling units (“MDU”), we count video customers on an FCC equivalent basis by dividing total revenue received from a contract with an MDU by the standard residential rate where the specific MDU is located.

(c)

Penetration is calculated by dividing the number of customers by the number of homes passed or available homes, as appropriate. The number of customers includes our residential and small and medium-sized business (“business services”) customers.

(d)

Digital video customers are those who receive any level of video service via digital transmission through any means, including customers who receive a digital transmission as a result of our all digital conversion. A dwelling with one or more digital set-top boxes counts as one digital video customer. On average, as of December 31, 2010, each digital video customer had 2.5 digital set-top boxes, including digital transport adapters. Digital video penetration is calculated by dividing the number of digital video customers by total video customers.

(e)

Homes and businesses are considered available (“available homes”) if we can connect them to our distribution system without further upgrading the transmission lines and if we offer the service in that area.

Cable Services

We offer a variety of services over our cable distribution system, including video, high-speed Internet and phone services. We market our cable services individually and in packages to both residential and business customers. Subscription rates and related charges vary according to the service selected and the type of equipment the customer uses, and customers typically pay us on a monthly basis. Residential customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their respective contracts, which typically have 1 to 3 year terms.

We are focusing our technology initiatives on extending the capacity and efficiency of our network, increasing the capacity and functionality of set-top boxes, developing and integrating cross-service features and functionality, and developing interactive Internet protocol-based services.

Video Services

Our video service offerings range from a limited analog service to a full digital service, as well as advanced services, which consist of high-definition television (“HDTV”) and digital video recorder (“DVR”). We tailor our video services for each cable distribution system serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

Our analog video services typically offer a limited basic service with access to between 20 and 40 channels of video programming. In substantially all of our footprint, we have converted our video services, other than limited basic service, exclusively to digital delivery, which allows us to recapture bandwidth and expand our video offerings. We refer to this as our all digital conversion. Our digital video services range from a digital economy service with access to approximately 50 channels of video programming to a full digital service with access to over 300 channels. Our video services

3	Comcast 2010 Annual Report on Form 10-K

generally include programming provided by national and local broadcast networks and by national and regional cable networks, as well as governmental and public access programming. Our digital video services generally include access to over 40 music channels, our On Demand service and an interactive, on-screen program guide. We also offer packages that include extensive amounts of foreign-language programming, and we offer other specialty tiers of programming with sports, family or international themes.

Our video customers may also subscribe to premium channel programming. Premium channels include cable programming networks such as HBO, Showtime, Starz and Cinemax, which generally offer, without commercial interruption, movies, original programming, live and taped sporting events, concerts and other special features.

Our On Demand service provides our digital video customers the opportunity to choose from a selection of up to 25,000 standard-definition and high-definition programming choices in select markets over the course of a month; start the programs at whatever time is convenient; and pause, rewind and fast-forward the programs. A substantial portion of our On Demand content is available to our digital video customers at no additional charge. Digital video customers subscribing to a premium channel generally have access to the premium channel’s On Demand content without additional fees. Our On Demand service also includes fee-based selections that allow our video customers the opportunity to order individual new release and library movies and special-event programs, such as professional boxing, mixed martial arts, wrestling and concerts. We plan to continue expanding the number of On Demand choices, including HDTV programming.

Our HDTV service provides improved high-resolution picture quality, improved audio quality and a wide-screen format for customers who use HD-capable TV sets. Our HDTV service includes a broad selection of high-definition programming choices, including most major broadcast networks, leading national cable networks, premium channels and regional sports networks. In addition, our On Demand service provides HD video customers the opportunity to choose from a selection of up to 6,000 HDTV programming choices in select markets over the course of a month. Our DVR service lets digital video customers select, record and store programs and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind “live” television. During 2010, we began to offer select programming in 3D format on the channels we distribute as well as On Demand, which allows customers with 3D capable TV sets and viewing glasses to view 3D programming.

During 2010, we also expanded our service capabilities so our video customers can view content and program listings and schedule and manage DVR recordings online or with alternative devices, such as the iPad.

High-Speed Internet Services

We offer high-speed Internet services with Internet access at downstream speeds of up to 105 Mbps, depending on the service selected and subject to geographic market availability. These services also include our Internet portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of content and value-added features and enhancements that are designed to take advantage of the speed of the Internet services we provide. Our high-speed Internet service for business customers also includes a website hosting service and an online tool that allows customers to share, coordinate and store documents.

Phone Services

We offer an interconnected Voice over Internet Protocol (“VoIP”) phone service that provides either usage-based or unlimited local and domestic long-distance calling and includes features such as voice mail, caller ID and call waiting. Our phone service for business customers also includes a business directory listing and the option to add multiple phone lines.

Advertising

As part of our programming license agreements with programming networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link among multiple providers for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator. We are also beginning to deploy and are further developing technology for interactive advertising.

Regional Sports and News Networks

Our regional sports and news networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet California (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest (Portland), Comcast Sports Southwest (Houston), Comcast SportsNet Bay Area (San Francisco), New England Cable News (Boston), Comcast Network Philadelphia and Comcast Network Mid-Atlantic (Baltimore/Washington). These networks generate revenue from programming license agreements with multichannel video providers and through the sale of advertising. These networks were contributed to NBCUniversal at the close of the NBCUniversal transaction on January 28, 2011.

Comcast 2010 Annual Report on Form 10-K	4

Other Revenue Sources

We also generate revenue from our digital media center, commissions from electronic retailing networks and fees from other services.

Sources of Supply

To offer our video services, we license a substantial portion of our programming and the associated On Demand offerings from broadcast and cable programming networks, and we generally pay a monthly fee for such programming on a per video subscriber, per channel basis. We attempt to secure long-term programming licenses with volume discounts and/or marketing support and incentives from these programming networks. We also license individual programs or packages of programs from programming suppliers for our On Demand service and for viewing online, generally under shorter-term agreements.

Our video programming expenses depend on the number of our video customers, the number of channels and programs we provide, and the programming license fees we are charged. We expect our video programming expenses to continue to be our largest single expense item and to continue to increase in the future.

We purchase from a limited number of suppliers a significant number of set-top boxes and network equipment and services that we use in providing our cable services.

For our high-speed Internet portal, Comcast.net, we license software products (such as e-mail and security software) and content (such as news feeds) from a variety of suppliers under contracts in which we generally pay on a fixed-fee basis, on a per subscriber basis in the case of software product licenses or on a video advertising revenue share basis in the case of content licenses.

To offer our phone services, we license software products (such as voice mail) from a variety of suppliers under multiyear contracts. The fees we pay generally are based on the consumption of the related services.

We use two vendors to provide our customer billing for our cable services.

Customer and Technical Services

We service our customers through local, regional and national call and technical centers. Call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, transmission and distribution plant maintenance, plant upgrades, and activities related to customer service.

Technology

Our cable distribution system employs a network architecture of hybrid fiber coax that we believe is sufficiently flexible and scalable to support our future technology requirements. This network allows the two-way delivery of transmissions, which is essential to providing interactive video services, such as On Demand, and high-speed Internet and phone services.

We continue to work on technology initiatives, including:

•	developing cross-service functionality that integrates key features of two or more of our services (such as universal caller ID and a remotely programmable DVR)

•

deploying multiple tools to recapture bandwidth and optimize our network, including transitioning from analog to digital transmission as part of our all digital conversion, increasing the number of nodes in a service area, and using advanced video encoding and digital compression technologies

•	developing technology and software to better identify problems with our cable services and to allow for better integration of our software with third party software

•

working with members of CableLabs, a nonprofit research and development consortium founded by members of the cable industry, to develop and integrate a common software platform, known as tru2way, that enables cable companies, content developers, network programmers, consumer electronics companies and others to extend interactivity to the TV set and other types of devices

•

developing wireless options to extend our services outside the home to provide mobility and create new features that are integrated with our services, including through our relationship with Clearwire and the deployment of Wi-Fi in portions of our service areas

•	offering of certain programming to our customers online through Xfinity TV

•	enabling various consumer electronic devices, including computers, tablets, connected TVs and smartphones, to search, control and display the content and video services we provide

Sales and Marketing

We offer our products and services directly to residential and business customers through our call centers, door-to-door selling, direct mail advertising, television advertising, Internet advertising, local media advertising, telemarketing and retail outlets. We also market our video, high-speed Internet and phone services individually and as bundled services.

Competition

We operate our businesses in an intensely competitive environment. Our cable services compete with a number of different companies that offer a broad range of services through increasingly diverse means. Competition for the cable services we offer

5	Comcast 2010 Annual Report on Form 10-K

primarily includes DBS operators and phone companies. In 2010, our competitors continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer. In addition, phone companies have continued to expand their service areas, which now overlap a substantial portion of our service areas. These competitive factors have had an impact on and are likely to continue to negatively affect our results of operations. In addition, we operate in a technologically complex environment where the use of certain types of technology may provide our competitors with a competitive advantage and where new technologies are likely to increase the number of competitors we face for our cable services and our cable advertising business. We expect advances in communications technology, as well as changes in the marketplace, to continue in the future, and we are unable to predict what effects these developments may have on our businesses and operations.

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming, data and other information to receiving dishes located on the customer’s premises

•

certain phone companies that have built and are continuing to build wireline fiber-optic-based networks, in some cases using Internet protocol technology, that provide video and high-speed Internet services in substantial portions of our service areas; these phone companies also market DBS video services in certain areas where they provide only phone and high-speed Internet service

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•	satellite master antenna television (“SMATV”) systems that generally serve MDUs, office complexes, and residential developments

•	online services that offer Internet video streaming and distribution of movies, television shows and other video programming

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable services. The FCC adopted rules favoring new investment by certain phone companies in networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video service offerings. Furthermore, the FCC and various state governments have adopted measures that reduce or eliminate local franchising requirements for new entrants into the multichannel video marketplace, including phone companies. Certain of these franchising entry measures have already been adopted in many states in which we operate. We believe that we have been and continue to be disadvantaged as a result of these regulatory changes, which apply less burdensome standards to certain types of our competitors (see “Legislation and Regulation” below).

Direct Broadcast Satellite Systems

According to recent government and industry reports, conventional medium-power and high-power satellites provide video programming to approximately 41 million subscribers in the United States. DBS providers with high-power satellites typically offer more than 280 channels of programming, including video services substantially similar to our video services. Two companies, DIRECTV and DISH Network, provide service to substantially all of these DBS subscribers.

High-power satellite service can be received throughout the continental United States through small rooftop or side-mounted outdoor antennas. Satellite systems use video compression technology to increase channel capacity and digital technology to improve the quality and quantity of the signals transmitted to DBS subscribers. Our digital video services are competitive with the programming, channel capacity and quality of signals currently delivered to subscribers by DBS providers.

Federal law generally provides DBS providers with access to cable-affiliated video programming services delivered by satellite. DBS providers also have marketing arrangements with certain phone companies in which the DBS provider’s video services are sold together with the phone company’s high-speed Internet and phone services.

Phone Companies

Certain phone companies, in particular AT&T and Verizon, have built and continue to build fiber-optic-based networks to provide cable services similar to ours, which now overlap a substantial portion of our service areas. In some areas, this expansion has been accelerated by certain regulatory authorities adopting new rules designed to ease the franchising process and reduce franchising burdens for new providers of video services and by some phone companies claiming that they can provide their video services without a local cable franchise (see “Legislation and Regulation” below). In some areas, these phone companies also have marketing arrangements with DBS providers in which their high-speed Internet and phone services are sold together with a DBS provider’s video services.

Comcast 2010 Annual Report on Form 10-K	6

Other Wireline Providers

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

Other Competitors

Our cable services also may compete to some degree for customers with other companies, such as:

•	online services that offer Internet video streaming and distribution of movies, television shows and other video programming

•	local television broadcast stations that provide multiple channels of free over-the-air programming

•	wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming

•	video rental services and home video products

High-Speed Internet Services

We compete with a number of companies offering Internet services, many of which have substantial resources, including:

•	wireline phone companies

•	Internet service providers

•	wireless phone companies and other providers of wireless Internet service

•	power companies

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

Various wireless companies are offering Internet services using a variety of types of networks, including 3G and 4G wireless high-speed data networks (which employ LTE, WiMax and other technology standards) and Wi-Fi Internet networks. These networks work with devices such as wireless data cards and wireless embedded devices, such as handsets, laptops and tablets. Some of these services are similar to ours. In addition, a growing number of commercial venues, such as retail malls, restaurants and airports, offer Wi-Fi Internet service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and other Internet access networks.

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

Advertising

We compete for the sale of advertising against a wide variety of media, including local television broadcast stations, national television broadcast networks, national and regional cable programming networks, local radio broadcast stations, local and regional newspapers, magazines and websites.

7	Comcast 2010 Annual Report on Form 10-K

Programming Segment

As of December 31, 2010, our Programming segment consisted primarily of our consolidated national cable programming networks. The businesses in our Programming segment were contributed to NBCUniversal at the close of the NBCUniversal transaction on January 28, 2011. The table below presents a summary of our consolidated national cable programming networks.

Programming Network	Approximate U.S. Subscribers at December 31, 2010 (in millions)(a)	Description of Programming
E!	98	Entertainment and pop culture
Golf Channel	83	Golf competition and golf entertainment
VERSUS	75	Sports and leisure
Style	66	Lifestyle
G4	59	Gamer lifestyle

(a)	Subscriber data based on The Nielsen Company’s January 2011 report, which covers that period from December 15, 2010 through December 21, 2010.

Revenue from our programming networks is primarily generated from monthly per subscriber license fees paid by multichannel video providers that have typically entered into multiyear contracts to distribute our programming networks, the sale of advertising and the licensing of our programming internationally. To obtain long-term contracts with distributors, we may make cash payments, provide an initial period in which license fee payments are waived or do both. Our programming networks assist distributors with ongoing marketing and promotional activities to acquire and retain customers. Although we believe prospects of continued carriage and marketing of our programming networks by larger distributors are generally good, the loss of one or more of such distributors could have a material adverse effect on our programming networks.

Our programming networks often produce their own television programs and broadcasts of live events. This often requires us to acquire the rights to the content that is used in such productions (such as rights to screenplays or sporting events). In other cases, our programming networks license the cable telecast rights to television programs produced by third parties.

Other Businesses

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses focused on entertainment, information and communication, including Comcast.net, Xfinity TV, Plaxo, DailyCandy and Fandango. DailyCandy and Fandango were contributed to NBCUniversal at the close of the NBCUniversal transaction on January 28, 2011. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a large, multipurpose arena in Philadelphia, the Wells Fargo Center, and provides facilities management and food services for sporting events, concerts and other events.

We own noncontrolling interests in certain networks and content providers, including iN DEMAND (54%), Music Choice (12%) and Pittsburgh Cable News Channel (30%). We also own noncontrolling interests in FEARnet (31%), PBS KIDS Sprout (40%), TV One (34%), Houston Regional Sports Network, L.P. (23%), and SportsNet New York (8%), which were all contributed to NBCUniversal at the close of the NBCUniversal transaction on January 28, 2011. In addition, we have noncontrolling interests in wireless-related companies, including Clearwire Communications LLC (9%) and SpectrumCo, LLC (64%).

Comcast 2010 Annual Report on Form 10-K	8

NBCUniversal

As a result of the NBCUniversal transaction, NBCUniversal has become a consolidated subsidiary of ours. Below is a summary of NBCUniversal’s businesses prior to the closing of the transaction.

Cable Networks

NBCUniversal’s cable networks business operates a diversified portfolio of 11 national cable programming networks, more than 60 international channels, and digital media properties consisting primarily of brand-aligned and other websites. The table below presents a summary of NBCUniversal’s national cable programming networks.

Programming Network	Approximate U.S. Subscribers at December 31, 2010 (in millions)(a)	Description of Programming
USA Network	100	General entertainment
SyFy	98	Imagination-based entertainment
CNBC	98	Business and financial news
MSNBC	95	24 hour news
Bravo	94	Entertainment, culture and arts
Oxygen	76	Women’s interests
Chiller	41	Horror and suspense
CNBC World	39	Global financial news
Sleuth	37	Crime, mystery and suspense
mun2	36	Diverse, youth-oriented entertainment for bicultural Latinos
Universal HD	22	HD general entertainment programming

(a)

Subscriber data based on The Nielsen Company’s January 2011 report, which covers that period from December 15, 2010 through December 21, 2010, except for Universal HD, which was derived from information provided by multichannel video providers.

NBCUniversal’s cable networks business develops its own programs or acquires rights from third parties. NBCUniversal’s cable networks business also has a production studio, which creates and produces original content for cable television and other media platforms, both for NBCUniversal’s cable programming networks and those of third parties. NBCUniversal distributes this content to all forms of television and digital media platforms, including broadcast, cable and pay television networks and through home video and various digital formats, both in the United States and internationally.

Revenue from NBCUniversal’s cable networks business consists primarily of (i) distribution revenue from multichannel video providers and advertising revenue from the sale of commercial time on its cable programming networks and related digital media properties and (ii) cable television production revenue, which includes content licensing and other revenue generated from the exploitation of its owned programming in the United States and internationally, as well as revenue from the sale of its owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”), through digital media platforms and from the licensing of its brands for consumer products.

Broadcast Networks

NBCUniversal operates the NBC and Telemundo broadcast networks, which together serve audiences and advertisers in all 50 states, including the largest U.S. metropolitan areas. NBCUniversal’s broadcast networks business also includes its owned and operated NBC and Telemundo local television stations, its television production operations and its related digital media properties. Revenue from the broadcast networks consists primarily of (i) advertising revenue from the sale of commercial time on broadcast networks, owned local television stations and related digital media properties and (ii) broadcast television production revenue, which includes content licensing and other revenue generated from the exploitation of its owned programming in the United States and internationally, as well as revenue from the sale of its owned programming on DVDs, through digital media platforms and from the licensing of its brands for consumer products. In the past, NBCUniversal typically realized in-kind value for retransmission rights of its owned local television stations in the form of more attractive distribution terms for its cable programming networks. Market trends are moving toward direct monetary compensation for these retransmission rights.

9	Comcast 2010 Annual Report on Form 10-K

NBC Network

The NBC Network’s programs reach viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States. NBCUniversal owns and operates 10 NBC affiliated local broadcast television stations. In addition, NBCUniversal operates various websites that extend its brands and content online.

The NBC Network produces its own programs or acquires broadcast rights from third parties. Its broadcast television production studio creates and produces original content, including scripted and unscripted series, talk shows and digital media projects that are sold to broadcast networks, cable networks, local television stations and other media platforms owned by NBCUniversal and third parties. It also produces “first-run” syndicated shows, which are programs for initial exhibition on local television stations in the United States on a market-by-market basis, without prior exhibition on a network.

NBCUniversal distributes the content it produces to all forms of television and digital media platforms, including broadcast, cable and pay television networks and through home video and various digital formats, both in the United States and internationally. In the United States, it currently distributes some of its programs after their exhibition on a broadcast network, as well as older television programs from its library, to its owned local television stations and cable networks in the off-network syndication market. NBCUniversal’s television library consists of rights of varying nature to more than 100,000 episodes of popular television content, including current and classic titles, non-scripted programming, sports, news, long- and short-form programming and locally produced programming from around the world. NBCUniversal also has various contractual commitments for the licensing of rights for multiyear programming, including sports programming rights with the National Football League (“NFL”) and the Olympics in 2012.

NBC Owned Local Television Stations

NBCUniversal owns and operates 10 affiliated local television stations, which collectively reached approximately 31 million U.S. television households, representing approximately 27% of all U.S. television households, as of December 31, 2010. The table below presents a summary of the NBC affiliated local television stations owned and operated by NBCUniversal.

DMA Served(a)	Station	General Market Rank(b)
New York, NY	WNBC	1
Los Angeles, CA	KNBC	2
Chicago, IL	WMAQ	3
Philadelphia, PA	WCAU	4
Dallas-Fort Worth, TX	KXAS(c)	5
San Francisco-Oakland-San Jose, CA	KNTV	6
Washington, D.C.	WRC	9
Miami-Ft. Lauderdale, FL	WTVJ	16
San Diego, CA	KNSD(c)	28
Hartford, CT	WVIT	30

(a)	Designated market area (“DMA”) served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)

General market rank is as of December 31, 2010 and is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2010-2011 season.

(c)	Owned through a joint venture with LIN TV Corp.

Comcast 2010 Annual Report on Form 10-K	10

Telemundo

NBCUniversal owns Telemundo Communications Group (“Telemundo”), a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo Network. Telemundo owns and operates 14 stations affiliated with the Telemundo Network. Telemundo also owns and operates a local television station in Puerto Rico and an independent, non-affiliated Spanish-language local television station in the Los Angeles DMA, which was placed into a divestiture trust on January 28, 2011. The table below presents a summary of these owned television stations, which collectively reached approximately 57% of U.S. Hispanic television households as of December 31, 2010.

DMA Served(a)	Station	Hispanic Market Rank(b)
Los Angeles, CA	KVEA, KWHY(c)	1
New York, NY	WNJU	2
Miami, FL	WSCV	3
Houston, TX	KTMD	4
Dallas-Fort Worth, TX	KXTX	5
Chicago, IL	WSNS-TV	6
Phoenix, AZ	KTAZ	7
San Antonio, TX	KVDA(d)	8
San Francisco-Oakland-San Jose, CA	KSTS	9
Fresno, CA	KNSO(d)	13
Denver, CO	KDEN	15
Las Vegas, NV	KBLR	22
Boston, MA	WNEU(d)	24
Tucson, AZ	KHRR	25
Puerto Rico	WKAQ	—

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 13 million U.S. Hispanic households as of December 31, 2010.

(c)	Independent Spanish-language television station placed into a divestiture trust on January 28, 2011; it is no longer managed by NBCUniversal.

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

NBCUniversal’s filmed entertainment business produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. It offers a diverse mix of internally developed titles, coproductions and acquisitions. Its content consists of theatrical films, direct-to-video titles and its film library, comprised of approximately 4,000 titles representing a wide variety of genres. It distributes filmed entertainment globally through theatrical releases, DVDs, television and, increasingly, other digital media formats.

NBCUniversal’s filmed entertainment business produces films both on its own and jointly with other studios or production companies, as well as with other entities. Its films are produced under both the Universal Pictures and Focus Features names. Its films are marketed and distributed worldwide primarily through NBCUniversal’s own marketing and distribution companies. It also acquires distribution rights to films produced by others, which may be limited to particular geographic regions, specific forms of media or certain periods of time. NBCUniversal generally retains all rights relating to the worldwide distribution of its internally produced films, including rights for theatrical exhibition, home entertainment distribution, pay and advertising-supported television exhibition and other media.

After their theatrical premiere, NBCUniversal distributes its films for home entertainment use on DVD and in various digital formats. NBCUniversal also licenses its films for distribution on broadcast, cable, satellite and pay television channels and video on demand in both U.S. and international markets.

Revenue from NBCUniversal’s filmed entertainment business consists primarily of (i) theatrical revenue derived from the worldwide theatrical release of owned and acquired films; (ii) home entertainment revenue, which consists of the license or sale of owned and acquired films, including theatrical releases and direct-to-video releases, to retail stores and through digital media platforms; and (iii) television licensing revenue, which is primarily derived from the licensing of owned and acquired films to pay and advertising-supported television distribution platforms. It also generates revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Theme Parks

NBCUniversal’s theme parks business consists primarily of its Universal Studios Hollywood theme park, Wet ‘n Wild water park and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. It also has a 50% equity interest in,

11	Comcast 2010 Annual Report on Form 10-K

and receives special and other fees from, Universal City Development Partners, which owns Universal Studios Florida and Universal’s Islands of Adventure.

Revenue from NBCUniversal’s theme parks business depends primarily on theme park attendance; per capita spending, which consists of ticket price and in-park spending on food, beverage and merchandise; and management, licensing and other fees.

Other Interests

NBCUniversal also has noncontrolling interests in certain cable programming networks and related businesses, including MSNBC.com (50% joint venture with Microsoft), Hulu (32%), The Weather Channel (25%) and A&E Television Networks LLC (16%), which owns and operates, among other channels, A&E, The History Channel, The Biography Channel and Lifetime.

Competition

The discussion below describes the competition facing our Programming segment, our regional sports and news networks, and the NBCUniversal contributed businesses.

Cable and Broadcast Networks

Our national cable programming networks, our regional sports and news networks, and NBCUniversal’s cable programming and broadcast networks and owned local television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including broadcast networks, local television broadcast stations, pay and other cable networks, home entertainment, pay-per-view and video services, online activities, including Internet streaming and downloading and websites providing social networking and user-generated content, and other forms of entertainment, news and information services. In addition, our national cable programming networks, our regional sports and news networks, and NBCUniversal’s cable and broadcast networks and owned local television stations compete for advertising revenue with other national and local media, including other television networks, television stations, online and mobile outlets, radio stations and print media.

Our national cable programming networks, our regional sports and news networks, and NBCUniversal’s cable programming and broadcast networks and owned local television stations also compete for the acquisition of programming, including sports programming, as well as for on-air and creative talent, with other cable and broadcast networks and local television stations. The market for programming is very competitive, particularly for sports programming. NBC Sports has a programming rights agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including NBC’s Sunday Night Football through the 2013-2014 season, the 2012 Super Bowl and the 2012, 2013 and 2014 Pro Bowls. NBC Sports, Golf

Channel, VERSUS and our regional sports networks also have rights of varying scope and duration to various sporting events, including certain PGA TOUR Golf events and National Hockey League (“NHL”) games. In addition, NBC Sports has been the continuous home of the Summer Olympic Games since 1988 and the Winter Olympic Games since 2002. NBC Sports owns the broadcast rights for the 2012 London Olympic Games. There can be no assurance whether NBC Sports will submit a bid to continue the rights for the Olympics and whether any bid would be accepted by the International Olympic Committee. In addition, the production divisions of NBCUniversal’s businesses compete with other production companies and creators of content for the acquisition of story properties, creative and technical personnel, exhibition outlets and consumer interest in their products.

Our national cable programming networks, our regional sports and news networks, and NBCUniversal’s cable programming networks compete with other cable networks for distribution by multichannel video providers. NBCUniversal’s broadcast networks compete with the other broadcast networks to secure affiliations with independently owned television stations in markets across the country, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

Filmed Entertainment

NBCUniversal’s filmed entertainment business competes for audiences for its films and other entertainment content with other major studios, and, to a lesser extent, with independent film producers, as well as with alternative forms of entertainment. Its competitive position primarily depends on the number of films produced, their distribution and marketing success, and consumer response. The filmed entertainment business also competes to obtain creative and technical talent, including writers, actors, directors and producers, and scripts for films. NBCUniversal’s filmed entertainment business also competes with the other major studios and other producers of entertainment content for distribution of their products through various exhibition and distribution outlets and on digital media platforms.

Theme Parks

NBCUniversal’s theme parks business competes with other highly capitalized, multi-park entertainment companies. It also competes with other forms of entertainment, lodging, tourism and recreational activities.

Seasonality

Advertising revenue in our Cable and Programming segments and NBCUniversal’s businesses is subject to seasonal advertising patterns and changes in viewership levels. U.S. advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the

Comcast 2010 Annual Report on Form 10-K	12

spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising placed by candidates for political office and issue-oriented advertising and from increased demand for advertising time in Olympic broadcasts. Revenue also fluctuates due to the timing and performance of theatrical, home entertainment and television releases, and due to seasonal increases in theme park attendance.

Legislation and Regulation

Our businesses, including NBCUniversal’s businesses, are subject to regulation by federal, state, local and foreign authorities under applicable laws and regulations, as well as under agreements we enter into with franchising authorities. In addition, our businesses are subject to compliance with the terms of the FCC Order approving the NBCUniversal transaction (the “NBCUniversal Order”) and a consent decree entered into between us, the Department of Justice and five states (the “NBCUniversal Consent Decree”).

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses, including cable system and broadcast station ownership, video services customer rates, carriage of broadcast television stations, broadcast programming content and advertising, how we package our programming to customers and other providers, access to cable system channels by franchising authorities and other parties, the use of utility poles and conduits, and our high-speed Internet and phone services.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, or interpretations of existing statutes or rules, or prescribe new ones. We are unable to predict any such changes, or how any such changes will ultimately affect the regulation of our businesses. In addition, we always face the risk that Congress or one or more states will approve legislation significantly affecting our businesses. The following paragraphs describe existing and potential future legal and regulatory requirements for our businesses, including those of NBCUniversal.

NBCUniversal Order and NBCUniversal Consent Decree

In connection with the NBCUniversal transaction, the NBCUniversal Order and the NBCUniversal Consent Decree incorporated numerous commitments and voluntary conditions made by us and imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Among other things, (i) we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration to determine what programming must be made available and the price, terms and conditions that apply; (ii) multichannel video programming distributors (“MVPD”) may invoke commercial arbitration to determine the price, terms and conditions for access to our broadcast stations, cable networks and regional sports networks; (iii) we are prohibited from discriminating against cable programming networks on the basis of their non-affiliation in the selection, terms or conditions for carriage, under a standard that is comparable to existing law; (iv) we must comply with the FCC’s open Internet rules regardless of whether these rules are invalidated in court or otherwise rescinded, and those rules will apply to any set-top box we provide that enables a customer to receive high-speed Internet services; (v) we must satisfy various other conditions relating to our high-speed Internet services, including deploying broadband to certain unserved areas, implementing a program to improve high-speed Internet adoption among lower-income households, offering all our customers a “stand-alone” high-speed Internet service, and maintaining a high-speed Internet service of at least 12 megabits per second across most of our footprint; and (vi) we must renew our distribution agreement with Hulu if the two other broadcast network owners of Hulu also renew their agreements, and we must relinquish all voting rights and our board seat in Hulu. These and other conditions and commitments relating to the NBCUniversal transaction are of varying duration, ranging from three to seven years. Although we cannot predict how the conditions will be administered or what effects they will have on our businesses, we do not expect them to have a material adverse effect on our business or results of operations. The NBCUniversal Consent Decree is subject to a review process in federal district court, whereby the court must determine whether entry of the consent decree is in the public interest.

Cable Services

Video Services

Ownership Limits

We currently serve approximately 23.1% of the subscribers served by MVPDs nationwide. In August 2009, a federal appellate court struck down an FCC order that had established a 30% limit on the percentage of MVPD subscribers that any single cable operator could serve nationwide. While there is currently no limit on the number of video subscribers that a single cable operator can serve nationwide, the FCC may initiate consideration of a new limit. However, even without the adoption of a new limit, federal regulators (including the FCC and the Federal Trade Commission (“FTC”) and/or the Department of Justice) could refuse to approve certain transactions that increase the number of video subscribers we serve.

The FCC is assessing whether to revise a limit on the number of affiliated programming channels that a cable operator may carry on a cable system. The FCC’s previous limit of 40% of the first 75 channels carried on a cable system was struck down by a federal

13	Comcast 2010 Annual Report on Form 10-K

appellate court in 2001, though the FCC continues to enforce it. The FCC previously clarified that, under the 40% limit, cable systems with 75 or more channels must carry at least 45 unaffiliated channels. Our cable systems routinely carry more than 45 unaffiliated channels, and, as of the date of this Annual Report on Form 10-K, comply with the 40% limit. Compliance could become more difficult depending on what rules, if any, the FCC adopts.

Pricing and Packaging

The Communications Act and FCC regulations limit the prices that cable operators may charge for basic video service, equipment and installation. These rules do not apply to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates. As a result, 74% of our video customers are not subject to rate regulation, and, as of December 31, 2010, we have pending before the FCC additional petitions for determination of effective competition for systems covering another 4% of our video customers. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations, including proposals that would require cable operators to offer programming networks on an a la carte or themed-tier basis instead of, or in addition to, our current packaged offerings. As discussed under “Legal Proceedings,” we and others are currently involved in litigation that could force us and other MVPDs to offer programming networks on an a la carte basis. Additionally, uniform pricing requirements under the Communications Act may affect our ability to respond to increased competition through offers that aim to retain existing customers or regain those we have lost.

Program Carriage/License Agreements

The Communications Act and FCC rules prohibit cable operators and other MVPDs from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC is considering proposals to expand its program carriage regulations. The adoption of these proposals could have an adverse effect on our businesses. The NBCUniversal Order also prohibits discriminating against a network on the basis of its non-affiliation in the selection, terms or conditions for carriage, under a standard that is comparable to existing law, and requires that, if we carry news and/or business news channels in a channel lineup “neighborhood” (defined as placing a significant number or percentage of news and/or business news channels substantially adjacent to one another in a system channel lineup), we must carry all independent news and business news channels in that neighborhood. We have been, and currently are, involved in program carriage disputes at the FCC and may continue to be subject to program carriage complaints in the future. Adverse decisions in any such disputes could negatively affect our business. In addition, the NBCUniversal

Order requires us, on a specified schedule over the next eight years, to add ten new independently owned and operated channels to the digital tier of our cable systems.

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial television stations. Alternatively, local television stations may choose to negotiate with a cable operator for retransmission consent, under which the station gives up its must-carry right and instead seeks to negotiate a carriage agreement with the cable operator. Such an agreement may involve payment of compensation to the station. We expect to be subject to increasing demands, including demands for direct monetary compensation and other concessions, by local television stations in exchange for their required consent for the retransmission of broadcast programming to our video services customers.

Now that broadcasters have completed their transition from analog to digital transmission, cable operators generally are required to carry the primary digital programming stream of local broadcast stations, as well as an analog version of the primary digital programming stream on systems that are not all digital. These requirements are scheduled to last until June 12, 2012, subject to possible extensions. For more information on must-carry and retransmission consent issues relating to NBCUniversal’s broadcast businesses, see “NBCUniversal’s Broadcast Networks and Owned Local Television Stations” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Leased Access

The Communications Act requires a cable system to make available up to 15% of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. While we have not been required to devote significant channel capacity to leased access to date, the FCC has adopted rules that dramatically reduce the rates we can charge for leased access channels, although their implementation has been stayed by a federal court pending the outcome of a challenge brought by us and other cable operators and also has been blocked by the Office of Management and Budget. If implemented, these rules could adversely affect our business by significantly increasing the number of cable system channels occupied by leased access users and by significantly increasing the administrative burdens and costs associated with complying with such rules.

Cable Equipment

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. With the exception of certain one-way devices, like the digital transport adapters we have been deploying as part of our all digital conversion, these regulations prohibit cable operators from deploying new set-top boxes that

Comcast 2010 Annual Report on Form 10-K	14

perform both channel navigation and security functions. As a result, most set-top boxes that we purchase must rely on a separate security device known as a CableCARD, which adds to the cost of set-top boxes. In addition, the FCC has adopted rules aimed at promoting the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable distribution network system with a CableCARD and receive one-way analog and digital video services without the need for a set-top box. In 2010, the FCC adopted additional CableCARD regulations that, among other things, require cable operators to provide a credit to customers who use plug-and-play equipment purchased at retail instead of the set-top box included with an operator’s service package and allow customers with plug-and-play equipment to self-install CableCARDs rather than having to arrange for a professional installation. The FCC also is considering proposals to supplant CableCARD with another technology that would enable retail video devices to work on any MVPD system, not just a cable system. These proposals could impose substantial costs on us and impair our ability to innovate. In addition, the NBCUniversal Order requires us to fulfill commitments designed to improve the parental control tools and information available to parents, including navigation and blocking upgrades to certain set-top boxes.

MDUs and Inside Wiring

FCC rules prohibit exclusive video service access agreements between cable operators and MDUs or other private real estate developments. FCC rules also make unenforceable the exclusivity provisions of our pre-existing access agreements and facilitate competitors’ access to the cable wiring inside such MDUs.

Pole Attachments

The Communications Act permits the FCC to regulate the rates that pole-owning utility companies (with the exception of municipal utilities and rural cooperatives) charge cable systems for attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the terms of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole attachment rate standards. The FCC or a state could increase pole attachment rates applicable to cable operators. Additionally, higher pole attachment rates apply to pole attachments that are subject to the FCC’s telecommunications services pole rates. The applicability of and method for calculating those rates for cable systems over which phone services are transmitted remain unclear, and there is a risk that we could face materially higher pole attachment costs. Utility companies initiated a proceeding in 2009 at the FCC seeking to apply the telecommunications services pole rate to all poles over which cable operators provide phone services using interconnected VoIP technology, which is the type of technology we use for our phone services. However, in May 2010, the FCC proposed to reduce the rate for telecommunications service pole attachments down to a level that is at or near the rate for cable attachments; this proposal is pending.

Franchising

Cable operators generally operate their cable systems under nonexclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act permits franchising authorities to establish reasonable requirements for public, educational and governmental access (“PEG”) programming, and some of our franchises require substantial channel capacity and financial support for this programming. The NBCUniversal Order contains various PEG-related conditions, including a requirement that we do not migrate PEG channels to digital delivery on our cable system until the system has converted to all-digital distribution or until the government entity that is responsible for the system’s PEG operations expressly agrees. The Communications Act also contains provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects generally are favorable.

FCC rules establish franchising processes and obligations for new entrants that are different from those applicable to existing providers. For example, these rules limit the range of financial, construction and other commitments that franchising authorities can request of new entrants and preempt certain local “level playing field” franchising requirements. In addition, approximately half of the states in which we operate have enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants. Some of these statutes also allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the new entrant provide service to all parts of the franchise area or permitting the new entrant to designate only those portions it wishes to serve. Certain of these statutes allow incumbent cable operators to opt into the new state franchise where a competing state franchise has been issued for the incumbent cable operator’s franchise area. However, even in those states, the incumbent cable operators often are required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise. We believe that we have been and continue to be disadvantaged as a result of these rules and statutes.

Copyright Regulation

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The possible modification or elimination of this copyright license is the subject of ongoing legislative and administrative review. The Satellite Television Extension

15	Comcast 2010 Annual Report on Form 10-K

and Localism Act of 2010 (“STELA”) made revisions to a cable operator’s compulsory copyright license to remove a number of uncertainties regarding the license’s operation. In particular, STELA clarifies that, in exchange for certain additional payments, cable operators can limit the royalty calculation associated with retransmission of an out-of-market broadcast station to those cable subscribers who actually receive the out-of market station. The new law also clarifies that cable operators must pay additional royalty fees for each digital multicast programming stream from an out-of market broadcast station they retransmit that does not duplicate the content of the station’s primary stream. It also establishes an audit mechanism for copyright owners to review a cable operator’s copyright royalty reporting practices. STELA requires the preparation of several reports, including a requirement that the Register of Copyrights, in consultation with the FCC, submit a report to Congress by the end of August 2011 on proposals to phase out the compulsory copyright license for cable and satellite providers. If adopted, a phase-out plan could adversely affect our ability to obtain certain programming and substantially increase our programming costs.

In addition, we pay standard industry licensing fees to use music in the programs we create, such as local advertising and local origination programming on our cable systems. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, and we cannot predict with certainty what those fees will be in the future or if disputes will arise over them.

High-Speed Internet Services

We provide high-speed Internet services over our cable distribution system. In 2002, the FCC ruled that high-speed Internet services such as ours are an interstate information service, not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. However, our high-speed Internet services are subject to a number of regulatory obligations, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

The FCC has adopted so-called “open Internet” rules that restrict or prohibit some types of commercial agreements between broadband Internet service providers (“ISPs”) and providers of Internet content or applications. The regulations require broadband ISPs such as us to disclose information regarding network management, performance and commercial terms of the service, bar broadband ISPs from blocking access to lawful content, applications, services or non-harmful devices and, in particular, bar wireline broadband ISPs such as us from unreasonably discriminating in transmitting lawful network traffic. The no-blocking and non-discrimination rules allow for reasonable network management. The FCC has not prohibited speed tiers or usage-based pricing, but has specifically noted that so-called “paid prioritization” (i.e., charging content, application and service providers for prioritizing their traffic over our last-mile facilities) or an ISP’s prioritizing its own content likely would violate these rules.

Under the NBCUniversal Order and the NBCUniversal Consent Decree, we are required to comply with the open Internet rules regardless of whether these rules are invalidated in court or otherwise rescinded, and, under the order, those rules will apply to any set-top box we provide that enables a customer to receive broadband Internet access service. In addition, the NBCUniversal Order and NBCUniversal Consent Decree include various conditions and commitments requiring us to deploy broadband to certain unserved areas, implement a program to improve high-speed Internet adoption among lower-income households, offer all of our high-speed Internet service speed tiers on a standalone basis at reasonable market-based prices (including offering a service of at least 6 megabits per second downstream at a price of $49.95 monthly for 3 years), maintain a high-speed Internet service of at least 12 megabits per second downstream across most of our footprint, and not discriminate in how we treat so-called “specialized services” (defined as services we provide over the same last-mile facilities as our high-speed Internet service, but not including our high-speed Internet service, video services or phone services).

A federal program known as the Universal Service program generally requires telecommunications service providers to collect and pay a fee based on revenue from their services into a fund used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. Congress and the FCC are considering proposals that could result in our high-speed Internet services being subject to Universal Service fees and that could also result in subsidies being provided to our Internet and video competitors. We cannot predict whether or how such proposals will be adopted, or, if they are adopted, how they will affect us.

In addition, Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. State and local governments have also adopted Internet-related regulations. Furthermore, Congress, the FCC and certain state and local governments are considering proposals to impose customer service, quality of service, taxation, child safety, privacy and standard pricing regulations on high-speed Internet service providers. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Comcast 2010 Annual Report on Form 10-K	16

Phone Services

We provide phone services by using interconnected VoIP technology. The FCC has adopted a number of rules for providers of nontraditional phone services such as ours, including regulations relating to customer proprietary network information, local number portability duties and benefits, disability access, E911, CALEA and contributions to the federal Universal Service Fund, but has not yet ruled on the appropriate classification of phone services using interconnected VoIP technology. The regulatory environment for our phone services therefore remains uncertain at both the federal and the state levels. Until the FCC definitively classifies phone services using interconnected VoIP technology for state and federal regulatory purposes, state regulatory commissions and legislatures may continue to investigate imposing regulatory requirements on our phone services. Currently, a few state public utility commissions are conducting proceedings that could lead to the imposition of state telephone regulations on our phone services. For example, state commissions in Vermont and Maine issued orders finding that our phone service qualifies as a telecommunications service subject to state regulation. We are challenging both orders. Because the FCC has not determined the appropriate classification of our phone services, the precise scope of phone company interconnection rules applicable to us as a provider of nontraditional voice services is not clear. In light of this uncertainty, providers of nontraditional voice services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone company networks by contracting with an existing CLEC, whose right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies is set forth in the Communications Act. We have arranged for such interconnection rights through our own CLECs. While some traditional wireline phone companies have challenged our right to interconnect directly with them, we have prevailed in all of these challenges, and no such challenges are currently pending. If a regulatory or judicial authority were to deny our ability to interconnect through one of our CLECs, our ability to provide phone services and compete in the area in question would be negatively impacted. Similarly, it is uncertain whether the FCC or Congress will adopt further rules regarding interconnection rights and arrangements and how such rules would affect our phone services. The entire methodology by which telecommunications carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, is under review at the FCC and in state commissions. Among the issues that could affect us are how much local exchange carriers should be allowed to charge for terminating long distance traffic and whether VoIP traffic should be treated differently from other kinds of exchanged traffic. We could be adversely affected by the outcome of any of these proceedings if we are deemed liable to pay more or collect less than is our practice today. The FCC is also considering industry-wide reforms of intercarrier compensation that may eliminate or reduce such compensation, although the impact on our phone services as a result of any such reforms is unclear.

Other Cable Services Regulations

State and Local Taxes

Some states and localities have imposed or are considering imposing new or additional taxes or fees on the cable services we offer, or imposing adverse methodologies by which taxes or fees are computed. These include combined reporting or other changes to general business taxes, central assessments for property tax, and taxes and fees on video, high-speed Internet and phone services. We and other cable industry members are challenging certain of these taxes through administrative and court proceedings. In addition, in some situations our DBS competitors and other competitors that deliver their services over a high-speed Internet connection do not face similar state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar states from imposing taxes on DBS providers that are equivalent to the taxes or fees that we pay.

Disabilities Access

In October 2010, Congress enacted the 21st Century Communications and Video Accessibility Act. This law gives the FCC the authority to adopt rules aimed at ensuring that persons with disabilities can access “advanced communications services” and Internet-delivered video. Among other things, the law directs the FCC to adopt regulations mandating accessibility to interconnected VoIP services such as the phone services we provide, requiring that video programming delivered via Internet Protocol include closed captioning, imposing video description rules on the top four broadcast networks and top five cable programming networks and requiring that MVPD program guides be accessible to the visually impaired. This law, and any regulations ultimately adopted by the FCC, may impose substantial additional costs and obligations on our businesses.

Cable Programming Networks

Program Access

The Communications Act and FCC rules generally prevent cable programming networks affiliated with cable operators from favoring affiliated cable operators over competing MVPDs, such as DBS providers and phone companies that offer MVPD services, and limit the ability of these cable programming networks to offer exclusive programming arrangements to affiliated cable operators. The FCC’s sunset date for this restriction on exclusivity ends on October 5, 2012, although the FCC will evaluate whether it should extend the sunset date beyond October 5, 2012, and we cannot predict whether the FCC will further extend that date. In addition, in January 2010, the FCC adopted new rules that allow MVPDs to file program access complaints to try to show that their lack of access to a terrestrially-delivered programming network has hindered significantly their ability to deliver video programming to subscribers. Another MVPD has appealed the new rules to a

17	Comcast 2010 Annual Report on Form 10-K

federal appeals court. Regardless of whether the FCC decides to sunset the exclusivity prohibitions in 2012 or whether the appeals court invalidates the new rules for terrestrially-delivered programming networks, we will be subject to program access obligations under the terms of the NBCUniversal Order

The FCC launched a rulemaking in 2007 to consider whether companies that own multiple cable networks should be required to make each of their networks available on a stand-alone or “unbundled” basis when negotiating distribution agreements with MVPDs. We currently offer our cable programming networks on a stand-alone basis. Increased regulatory requirements imposed on the manner in which our cable networks are provided to consumers or the manner in which we negotiate programming distribution agreements with MVPDs may adversely affect our business.

Under the terms of the NBCUniversal Order, MVPDs can invoke commercial arbitration pursuant to rules established in the NBCUniversal Order against our cable programming networks, including our regional sports networks and our national and regional cable programming networks. In addition, under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration pursuant to rules established in the NBCUniversal Order and NBCUniversal Consent Decree to resolve disputes regarding the availability of, and the terms and conditions of access to, such programming. For more information on these conditions, see “NBCUniversal’s Broadcast Networks and Owned Local Television Stations” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Children’s Programming

The Children’s Television Act (“CTA”) and FCC rules limit the amount and content of commercial matter that may be shown on cable programming networks and broadcast networks during programming originally produced and broadcast primarily for an audience of children under 13 years of age. The FCC is currently considering whether to prohibit interactive advertising during children’s television programming. The NBCUniversal Order includes certain commitments and conditions related to children’s television and advertising directed at children, including commitments that we will not insert interactive advertising into children’s television programming in any of the spots we control, either as an MVPD or as the programmer, and that we will provide at least $15 million worth of public service announcements on childhood obesity, FDA nutritional guidelines, digital literacy, and parental controls per year, for each of the next five years.

NBCUniversal’s Broadcast Networks and Owned Local Television Stations

Licensing

The Communications Act permits the operation of local broadcast television stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants television broadcast station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, television broadcast licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that: (i) the television station has served the public interest, convenience and necessity; (ii) there have been no serious violations by the licensee of the Communications Act or FCC rules and regulations; and (iii) there have been no violations by the licensee of the Communications Act or FCC rules and regulations, which, taken together, indicate a pattern of abuse.

In addition, CTA and FCC rules also require that the FCC consider in its review of broadcast television station license renewals whether the station has served the educational and informational (“E/I”) needs of children. Under the FCC’s rules, a station licensee will be deemed to have met its obligation to serve the E/I needs of children if it has broadcast on its main program stream a minimum of three hours per week of programming that has a significant purpose of serving the E/I needs of children under 17 years of age. For broadcast television stations that multicast, FCC rules include a similar standard whereby the amount of E/I programming deemed to meet the station’s E/I obligation increases in proportion to the amount of free multicast programming aired. Under the NBCUniversal Order, we have committed to provide an additional hour of E/I programming per week on either the primary or multicast streams of our owned NBC affiliated local television stations and on the primary signal of our owned Telemundo affiliated local television stations. FCC rules also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. The FCC is considering whether the requirements for E/I programming have been effective in promoting the availability of educational content for children on broadcast television, and there can be no assurance that the FCC will not impose more stringent requirements.

The FCC imposes other regulations on the provision of programming by television stations. There is a general obligation for television stations to serve the needs and interests of their local service area. The FCC has had a proceeding open for several years considering the adoption of additional requirements for public service programming, including possible quantitative requirements for news, public affairs and other local service programming. Under the NBCUniversal Order, we have committed to expand local news and information programming on our owned

Comcast 2010 Annual Report on Form 10-K	18

local television stations and to enter into cooperative arrangements with locally focused nonprofit news organizations in certain markets. The FCC also has specific requirements governing political advertising, requiring, among other things, that broadcasters charge candidates the lowest unit rate charged to other advertisers for the same class of advertising time during the 45 days before a primary and the 60 days before a general election. There have been proposals introduced in Congress that could expand the discount given to candidates in certain circumstances.

Renewal applications are pending for a number of NBCUniversal’s broadcast television station licenses. The FCC may grant any license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted. A station’s authority to operate is automatically extended while a renewal application is on file and under review. Three pending applications have been formally opposed by third parties and other applications are pending due to unresolved complaints of alleged indecency in the stations’ programming. The Communications Act also requires prior FCC approval for any sale of a broadcast station license, whether through the assignment of the license and related assets from one company to another or the transfer of control of the stock or other equity of a company holding an FCC license. Third parties may oppose such applications. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although NBCUniversal has received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals or that approvals in the future will contain acceptable FCC license conditions.

Ownership Limits

FCC rules and regulations limit the ability of individuals and entities to have “attributable interests” above specific levels in local television stations, as well as other specified mass media entities. The FCC, by law, must review the ownership rules detailed below once every four years. The FCC began such a review in 2010, which likely will take several years to complete, and there is pending litigation relating to these rules. We cannot predict when the FCC’s current review will be completed or whether or how any of these rules will change.

Local Television Ownership

Under the FCC’s local television ownership rule, a licensee may own up to two broadcast television stations in the same DMA, as long as (i) at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC; and (ii) at least eight independently owned and operating full-power broadcast television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. Until the closing of the NBCUniversal transaction,

NBCUniversal had owned three local television stations in the Los Angeles DMA, pursuant to a temporary waiver granted by the FCC. We have placed one of those stations, KWHY-TV, into a divestiture trust until the station is sold to a third party. On January 24, 2011, NBCUniversal entered into an agreement to sell KWHY-TV to a third party. The divesture trust and the third party filed an application on February 7, 2011 seeking FCC consent to the sale of KWHY-TV.

National Television Ownership

The Communications Act and FCC rules limit the number of television stations one entity may own or control nationally. Under the rule, no entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. NBCUniversal’s owned local television station reach does not exceed this limit.

Foreign Ownership

The Communications Act limits foreign ownership in a broadcast station to 20% direct ownership and 25% indirect ownership (i.e., through one or more subsidiaries), although the limit on indirect ownership can be waived if the FCC finds it to be in the public interest. These limits have been held to apply to both voting control and equity, as well as to ownership by any form of entity, including corporations, partnerships and limited liability companies.

Dual Network Rule

The dual network rule prohibits any of the four major television broadcast networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.

Digital Television

All of NBCUniversal’s full-power owned local television stations broadcast exclusively in digital format. Digital broadcasting permits a television station to offer a variety of services using its single 6 MHz channel, such as high-definition video programming, multiple channels of video programming and data transmission, subject to the requirement that each broadcaster must provide at least one free over-the-air video program signal at least comparable in resolution to the station’s former analog programming transmissions.

Must-Carry/Retransmission Consent

Every three years, each commercial television station must elect for each cable system in its DMA either must-carry or retransmission consent. Through the period ending December 31, 2011, all of the NBC Network owned local television stations elected retransmission consent and the Telemundo Network owned local television stations elected must-carry or retransmission consent depending on circumstances within each DMA. Federal law and FCC regulations also establish a must-carry/retransmission consent election regime for carriage of commercial television stations by satellite providers. Through the period ending December 31,

19	Comcast 2010 Annual Report on Form 10-K

2011, substantially all of the NBC Network owned local television stations are being carried by the two major satellite providers pursuant to retransmission consent.

In enacting STELA in 2010, Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast stations. STELA expressly extended to January 1, 2015 an existing prohibition against commercial television stations entering into exclusive retransmission consent agreements with MVPDs and also extended a requirement that commercial television stations and MVPDs negotiate retransmission consent agreements in good faith. We cannot predict whether the sunset date will be extended further, whether additional changes will be made to the must-carry and retransmission consent laws or whether any such changes would impact the delivery of our broadcast signals by MVPDs. Several other MVPDs and third parties filed a petition asking the FCC to initiate a rulemaking to consider changes to the current retransmission consent rules and also asked Congress to review the issue. The FCC has received public comment on the petition and announced plans to initiate a rulemaking in 2011. Congress has held hearings on the matter. Legislation was recently introduced that would establish an arbitration mechanism to resolve breakdowns in retransmission consent negotiations. We cannot predict what new laws or regulations, if any, may be adopted or how any such rules would affect our businesses. In addition to potential remedies under the general retransmission consent regime, under the NBCUniversal Order, MVPDs may invoke commercial arbitration pursuant to rules established in the NBCUniversal Order to resolve any disputes regarding carriage of any of our owned and operated broadcast stations.

Internet Distribution

Under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration pursuant to rules established in the NBCUniversal Order and NBCUniversal Consent Decree to resolve disputes regarding the availability, and the terms and conditions of access to, such programming. In addition, we are required to continue distributing via nbc.com programming that is generally equivalent to the programming that we distribute via nbc.com as of January 1, 2011, on generally equivalent terms and conditions, so long as at least one of the other major broadcast networks continues to distribute some programming in a similar fashion. We also are required to renew our distribution agreement with Hulu if the other two broadcast network owners of Hulu also renew their agreements, and we must relinquish all voting rights and our board seat in Hulu.

Broadcast Spectrum

The FCC’s National Broadband Plan (the “Plan”) recommends that, as part of an FCC effort to make more spectrum available for mobile wireless broadband, the FCC reallocate up to 120 MHz of spectrum from the broadcast television bands. Among other things, the Plan recommends updating television service area and distance separation rules, repacking current television station channel assignments (as well as sharing frequencies) and the reallocation of 120 MHz of spectrum from the broadcast television bands for broadband use.

The Plan urges Congress to authorize incentive auctions to allow incumbents like broadcast television licensees to turn in spectrum rights and share in auction proceeds. The Plan also calls for authority to assess spectrum fees on commercial, full-power local television stations. Bills have been introduced in Congress that would authorize the FCC to conduct such incentive auctions and to share the proceeds with the broadcast licensees who relinquish their spectrum for such auctions, but only to the extent such relinquishment is voluntary on the part of the broadcast licensee. In November 2010, the FCC proposed to allow the sharing of television channels by multiple TV stations, sought input on improving reception in the VHF band and proposed changes to allow fixed and mobile wireless broadband services in the broadcast television bands. The FCC has emphasized that it does not intend to decrease broadcasters’ carriage rights and that it believes each sharing station will be licensed individually, with the rights and obligations that accompany that license. We cannot predict whether Congress or the FCC will adopt or implement any of the Plan’s recommendations or the rule changes as proposed or how any such actions might affect our businesses.

Indecency

FCC rules prohibit the broadcast of obscene material at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating this prohibition because the vagueness of the relevant FCC definitions makes it difficult to apply. The maximum penalty for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance.

Indecency regulation is the subject of ongoing court review, regarding both the FCC’s “fleeting expletives” policy and the FCC’s definition of what constitutes indecent material. The Second Circuit Court of Appeals recently ruled that the FCC’s indecency policy is unconstitutional because it is “impermissibly vague.” The FCC is considering asking the Supreme Court to review the case. NBCUniversal from time to time has received and may receive in the future Letters of Inquiry from the FCC prompted by complaints alleging that certain programming on its owned local television stations included indecent or profane material. In addition, some policymakers support the extension of indecency regulations to cable programming. Increased content regulation, particularly if it is

Comcast 2010 Annual Report on Form 10-K	20

vague and difficult to apply, could have an adverse effect on our cable programming and broadcast businesses.

Sponsorship Identification and Advertising

Federal legislation and FCC rules provide that whenever a broadcast station transmits any programming for which it has received money, service or other valuable consideration, it must provide an accurate on-air identification of the sponsor of the programming. In a proceeding dating to June 2008, the FCC is examining whether “embedded advertising,” such as product placements and product integration, in broadcast programming should be subject to stricter disclosure requirements and whether the sponsorship identification rules should be extended to cable programming networks. The adoption of some of these proposals could adversely affect our businesses.

The FTC Guides Concerning the Use of Endorsements and Testimonials require that any material connection between the advertiser and the endorser that is not reasonably expected by the audience must be disclosed and that all claims made through endorsements be truthful and substantiated when made. These requirements apply to traditional advertising, as well as sponsored on-air patter, talk show discussions and blogs. Advertising practices inconsistent with these guides may result in enforcement action by the FTC, typically against the advertiser and/or the endorser, although there is a possibility that a broadcaster may also face legal liability in certain cases.

International Regulation

International regulation of television broadcasting varies widely according to jurisdiction and includes regulation of such areas as programming and advertising. In the European Union (“EU”), the Audio Visual Media Services Directive establishes minimum levels of regulation across all EU member states focused on content and advertising. This directive extends regulation to nonlinear television services, establishes a “country of origin principle,” which determines the relevant regulatory jurisdiction for each service, and sets quotas where practicable for European programming and programming by independent producers. EU countries are free to impose stricter regulation in certain areas and have taken different approaches to imposing such quotas. The majority of our European channels are under United Kingdom jurisdiction as the country of origin and therefore subject to regulation by its regulator. Changes to implementation of the country of origin principle or quotas could adversely affect our international television broadcast business.

Filmed Entertainment

United States

NBCUniversal’s filmed entertainment business is subject to the provisions of so-called “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, under various consent judgments, federal and state antitrust laws and state unfair competition laws, NBCUniversal’s motion picture company and certain other motion picture companies are subject to certain restrictions on trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis. In December 2009, the FTC issued a report calling for stronger industry safeguards applicable to the marketing of violent movies to children, and concluding that movie studios intentionally market PG-13 movies to children under 13 and that unrated DVDs undermine the Motion Picture Academy of America’s rating system and confuse parents. The FTC has not called for regulation or enforcement against movie studios, but any such government action in this area could have a negative impact on NBCUniversal’s filmed entertainment business.

International

In countries outside the United States, there are a variety of existing or contemplated governmental laws and regulations that may affect NBCUniversal’s ability to distribute and/or license motion picture and television products, as well as consumer merchandise products, including copyright laws and regulations that may or may not be adequate to protect its interests, film screen quotas, television quotas, regulation of content, regulated contract terms, product safety and labeling requirements, discriminatory taxes and other discriminatory treatment of U.S. products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements, including the World Trade Organization’s General Agreement on Tariffs and Trade and General Agreement on Trade and Services; however, these agreements have limited application with respect to preventing the denial of market access to audio-visual products originating outside the European Union.

Theme Parks

NBCUniversal’s theme parks business is subject to regulation at the international, federal, state and local levels, including laws and regulations regarding environmental protection, privacy and data protection, consumer product safety and theme park operations, such as health, sanitation, safety and fire standards and liquor licenses.

21	Comcast 2010 Annual Report on Form 10-K

Other Areas of Regulation

Intellectual Property and Piracy

Copyright, trademark, unfair competition, patent, trade secret and Internet/domain laws of the United States and other countries help protect our intellectual property rights. In particular, piracy of programming and films through unauthorized distribution of counterfeit DVDs, peer-to-peer file sharing and other platforms presents challenges for our cable programming, broadcast and filmed entertainment businesses. The unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. The extent of copyright protection and the use of technological protections, such as encryption, are controversial. Modifications to existing laws that weaken these protections could have an adverse effect on our ability to license and sell our programming.

In October 2008, the Prioritizing Resources and Organization for Intellectual Property Act of 2007 (the “PRO-IP Act”) was signed into law in the United States. The PRO-IP Act increases both civil and criminal penalties for counterfeiting and piracy of intellectual property associated with works of music and film (among others); provides enhanced resources to law enforcement agencies for enforcing intellectual property rights; criminalizes the exportation of counterfeited goods; and creates an “Intellectual Property Enforcement Coordinator,” a Senate-confirmed Presidential appointee responsible for developing government-wide enforcement policy, coordinating the enforcement efforts of U.S. departments and agencies and coordinating the preparation of a plan to reduce counterfeit and infringing goods in the U.S. and international supply chain. In September 2010, the Combating Online Infringement and Counterfeits Act was introduced by the Senate Judiciary Committee. The bill would give the Department of Justice the power to shut down websites found to be offering infringing content by requiring domain name registrars to suspend the domain names of the offending sites and taking other actions to prevent third parties from providing certain services to such sites.

While many legal protections exist to combat piracy, laws in the United States and internationally continue to evolve, as do technologies used to evade these laws. NBCUniversal has actively engaged in the enforcement of its intellectual property rights, and it is likely that we will continue to expend substantial resources to protect our content. The repeal of laws intended to combat piracy and protect intellectual property or weakening of such laws or enforcement in the United States or internationally, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and further increasing the costs of enforcing our rights.

Privacy and Security Regulation

The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators. There are exceptions that permit such collection and disclosure for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. The Communications Act also provides privacy protections for customer proprietary network information, or CPNI, related to our digital phone services. Several states and the District of Columbia have enacted privacy laws that apply to cable services.

The FTC has begun to exercise greater authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. In December 2010, the FTC staff issued a draft recommendation that privacy rules should address consumer concerns over the collection and use of personal and profiling information, even in the absence of demonstrated consumer harm. In a December 2010 report, the Commerce Department also suggested an expansion of privacy protections, although with greater reliance on enforceable industry codes. Legislation has also been introduced in Congress that would regulate the use of personal and profiling information for advertising. In addition, the FTC is reviewing its implementation of the Children’s Online Privacy Protection Act (“COPPA”). COPPA imposes requirements on website operators and online services that are aimed at children under 13 years of age, that collect personal information from children under 13 years of age or that knowingly post personal information from children under 13 years of age. The FTC is considering whether to expand the reach of its COPPA rules to interactive TV and online behavioral advertising; such changes, if adopted, could have an adverse impact on our businesses to the extent our networks and websites offer content targeted to children and teens.

We are also subject to state and federal rules and laws regarding information security. Most of these rules and laws apply to customer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach. The FTC is applying the “red flag rules” in the Fair and Accurate Credit Transactions Act of 2003 to both financial institutions and creditors, and we may be considered to be a creditor under the FTC’s interpretation of the rules.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited

Comcast 2010 Annual Report on Form 10-K	22

commercial e-mails. Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Advertising Restrictions

Legislation has been introduced and reports from various government agencies have been issued from time to time urging that restrictions be placed on advertisements for particular products or services, including prescription drugs and the marketing of food or violent entertainment to children. We are unable to predict whether such reports will result in legislative proposals, whether legislative proposals may be adopted, or, if adopted, what impact they will have on our businesses.

Environmental Matters

Certain of our business operations are subject to local, state and federal environmental laws and regulations and involve air emissions, wastewater discharges, and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims or other costs or liabilities. NBCUniversal has been responsible for the cleanup of environmental contamination at some of its current and former facilities and at off-site waste disposal locations, although its share of the cost of such cleanups to date has not been material. Environmental requirements have become more stringent over time, and pending or proposed new regulations could impact our operations or costs. For example, climate change regulation, such as proposed greenhouse gas emissions limits or cap and trade programs, could result in an increase in the cost of electricity, which is a significant component of our operational costs at some locations. We are unable to accurately predict how these requirements might be changed in the future and how any such changes might affect our businesses.

Other FCC Regulations

The FCC actively regulates other aspects of our businesses, including the mandatory blackout of syndicated, network and sports programming; customer service standards; political advertising; Emergency Alert System requirements for analog and digital services; origination cablecasting (i.e., programming locally originated by and under the control of the cable operator); equal employment opportunity; lottery programming; recordkeeping and public file access requirements; telemarketing; technical standards relating to operation of the cable network; and regulatory fees. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our businesses. In addition, while we believe that we are in substantial compliance with FCC rules, we are occasionally subject to enforcement actions at the FCC, which can result in our having to pay fines to the agency.

Employees

As of December 31, 2010, we employed approximately 102,000 employees, including part-time employees. Of these employees, approximately 86,000 were associated with our Cable business and the remainder were associated with our Programming and other businesses. As of December 31, 2010, approximately 4,000 of our employees (including part-time employees) were covered by collective bargaining agreements or had organized but were not covered by collective bargaining agreements. We believe we have good relationships with our employees.

Caution Concerning Forward-Looking Statements

The SEC encourages companies to disclose forward-looking information so that investors can better understand a company’s future prospects and make informed investment decisions. In this Annual Report on Form 10-K, we state our beliefs of future events and of our future financial performance, including as a result of the NBCUniversal transaction. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should consider various factors, including the risks and uncertainties listed in “Risk Factors” and in other reports we file with the SEC.

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

23	Comcast 2010 Annual Report on Form 10-K

Item 1A: Risk Factors

Our businesses currently face a wide range of competition, and our business and results of operations could be adversely affected if we do not compete effectively.

All of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of news and entertainment programming and information and communication services to consumers.

While competition for the cable services we offer consists primarily of DBS operators and phone companies, we also directly compete against other providers of traditional cable services, including companies that build competing cable systems in the same communities that we serve and SMATV systems, as well as other companies that offer programming and other communications services, including high-speed Internet and phone services, to our customers and potential customers. Recently, companies have emerged that offer Internet video streaming and downloading of movies, television shows and other video programming, some of which charge a nominal or no fee for access. Phone companies have expanded their service areas in recent years, which now overlap a substantial portion of our service areas. Some of our phone company competitors have their own wireless phone facilities, which we do not have, and have expanded or may expand their cable service offerings to include wireless offerings, which may adversely affect our growth, business and results of operations. In addition, in 2010, DBS operators and phone companies continued to add features and adopt aggressive pricing and packaging for services that are comparable to the cable services we offer. In recent years, Congress and various states have enacted legislation and the FCC has adopted regulatory policies that have had the effect of providing a more favorable operating environment for some of our existing and potential new competitors. In addition, while we continue to seek ways to enhance and expand our existing cable products and services, such as by employing addressable advertising and offering our cable services to business customers, there can be no assurance that we can execute on these enhancements or expansions in a manner sufficient to grow our businesses or compete successfully in the future.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from alternative providers of similar types of content, as well as from other forms of entertainment and recreational activities. We must compete to obtain talent, programming and other resources required in operating NBCUniversal’s businesses. For example, our cable programming and broadcast networks and owned local television stations compete for viewers with other cable networks, broadcast networks and television stations, as well as with other forms of content available in the home, such as video games, DVDs and websites, and they also compete for the sale of advertising time with other cable networks, broad-

cast networks and television stations, as well as with all other advertising platforms, such as radio stations, print media and websites. In addition, our cable programming networks compete with other cable networks and programming providers for carriage of their programming by MVPDs. NBCUniversal’s filmed entertainment business competes with other film studios and independent producers for sources of financing for the production of its films, for the exhibition of its films in theaters and for shelf space in retail stores for its DVDs and also competes for consumers with other film producers and distributors and all other forms of entertainment inside and outside the home.

In addition, our ability to compete effectively is in part dependent on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and governmental authorities. There can be no assurance that we will be able to compete effectively in the future against existing or new competitors or that competition will not have a material adverse effect on our business or results of operations.

Changes in technology and consumer behavior may adversely affect our businesses and results of operations.

New technologies have been, and will likely continue to be, developed that further increase the number of competitors we face for our cable services, our cable distribution and programming advertising businesses and NBCUniversal’s businesses. For example, new services and technologies that may compete with our video services include online services and devices that offer Internet video streaming and downloading of movies, television shows and other video programming that can be viewed on television sets, as well as wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming. Some of these services charge a nominal or no fee for access to their content, which could adversely affect our cable programming and broadcast businesses. The success of these new services and technologies also could negatively impact the demand for our video services, including for our advanced, premium and On Demand services. Moreover, changes in the products and services that our competitors offer may require that we offer certain of our existing services or enhancements at a lower or no cost to our customers. Further, the increasing number of choices available to our customers could adversely affect advertisers’ willingness to purchase advertising from us. In addition, newer services in wireless Internet technology, such as 3G and 4G wireless broadband services, may compete with our high-speed Internet services, and our phone services are facing increased competition from wireless and Internet-based phone services as more people choose to replace their traditional wireline phone service with these phone services. The success of any of these ongoing and future developments may have an adverse effect on our business and results of operations.

Comcast 2010 Annual Report on Form 10-K	24

Moreover, the use of certain types of technology and equipment may provide our competitors with a competitive advantage. For example, in some cases, phone companies are using IP technology to provide video services in substantial portions of their service areas, and wireless Internet technologies continue to evolve. We expect other advances in communications technology, as well as changes in the marketplace, to occur in the future. If we choose technology or equipment that is not as effective, cost-efficient or attractive to customers as that employed by our competitors, if we fail to employ technologies desired by our customers before our competitors do so or if we fail to execute effectively on our technology initiatives, our business and results of operations could be adversely affected.

New technologies also are affecting consumer behavior in ways that may have a negative impact on revenue for our programming content. For example, the increased availability of DVRs and video programming on the Internet, as well as increased access to various media through mobile devices, have the potential to reduce the viewing of our content through traditional distribution outlets. Some of these new technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within our programming, which may adversely impact the advertising revenue we receive. Delayed viewing and advertising skipping have the potential to become more common as the penetration of DVRs increases and content becomes increasingly available via Internet sources. Changes in technology, distribution platforms and consumer behavior could have an adverse effect on our businesses and results of operations.

Programming expenses for our video services are increasing, which could adversely affect our future results of operations.

We expect programming expenses for our video services to continue to be our largest single expense item in the foreseeable future. The MVPD industry has continued to experience an increase in the cost of programming, especially sports programming. In addition, as we add programming to our video services or distribute existing programming to more of our customers, we incur increased programming expenses. We also expect to be subject to increasing demands, including demands for cash payments and other concessions, by broadcasters in exchange for their required consent for the retransmission of broadcast programming to our customers. If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our results of operations. Moreover, as our programming contracts and retransmission consents with programming providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such programming as part of our video services and our business and results of operations could be adversely affected.

As a result of the NBCUniversal transaction, our businesses are subject to the conditions set forth in the NBCUniversal Order and the NBCUniversal Consent Decree, and there can be no assurance that these conditions will not have an adverse effect on our businesses and results of operations.

In connection with the NBCUniversal transaction, the NBCUniversal Order and the NBCUniversal Consent Decree incorporated numerous commitments and voluntary conditions made by the parties and imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Among other things, (i) we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration to determine what programming must be made available and the price, terms and conditions that apply; (ii) multichannel video providers may invoke commercial arbitration to determine the price, terms and conditions for access to our broadcast stations, cable networks and regional sports networks; (iii) we are prohibited from discriminating against cable programming networks on the basis of their non-affiliation in the selection, terms or conditions for carriage, under a standard that is comparable to existing law; (iv) we must comply with the FCC’s open Internet rules regardless of whether these rules are invalidated in court or otherwise rescinded, and those rules will apply to any set-top box we provide that enables a customer to receive high-speed Internet services; (v) we must satisfy various other conditions relating to our high-speed Internet services, including deploying broadband to certain unserved areas, implementing a program to improve high-speed Internet adoption among lower-income households, offering all our customers a “stand-alone” high-speed Internet service, and maintaining a high-speed Internet service of at least 12 megabits per second across most of our footprint; and (vi) we must renew our distribution agreement with Hulu if the two other broadcast network owners of Hulu also renew their agreements, and we must relinquish all voting rights and our board seat in Hulu. These and other conditions and commitments relating to the NBCUniversal transaction are of varying duration, ranging from three to seven years. Although we cannot predict how the conditions will be administered or what effects they will have on our businesses, we do not expect them to have a material adverse effect on our business or results of operations. There can be no assurance, however, that there will not be any legal challenges to the NBCUniversal Consent Decree.

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet service and VoIP digital phone service industries. We expect that

25	Comcast 2010 Annual Report on Form 10-K

legislative enactments, court actions and regulatory proceedings will continue to clarify, and in some cases adversely affect, the rights and obligations of cable operators and other entities under the Communications Act and other laws.

In addition, local franchising authorities grant us franchises that permit us to operate our cable systems. We have to renew or renegotiate these franchises from time to time. Local franchising authorities often demand concessions or other commitments as a condition of renewal or transfer, and these concessions or other commitments could be costly to us. In addition, we could be disadvantaged if we remain subject to legal constraints that do not apply equally to our competitors, such as if phone companies that provide video services are not subject to the local franchising requirements and other requirements that apply to us. For example, the FCC has adopted rules and several states have enacted legislation to ease the franchising process and reduce franchising burdens for new entrants. See “Legislation and Regulation — Cable Services — Video Services — Franchising” above for additional information.

The television broadcasting and content distribution industries in the United States also are highly regulated by federal laws and regulations. For example, NBCUniversal’s owned local television stations may be adversely affected by recent proposals to reallocate spectrum for broadband capability that is currently available for television broadcasters. As a result of the NBCUniversal transaction, our businesses are also subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, which have become more stringent over time, and the safety of consumer products and theme park operations, which may have an adverse effect on our businesses and results of operations.

Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines and civil and criminal liability. In addition, Congress is constantly considering new legislative requirements, as are various regulatory agencies such as the FCC, which could potentially affect our businesses. Any future legislative, judicial or administrative actions may increase our costs or impose additional restrictions on our businesses, which could materially affect our results of operations. For a more detailed discussion of the risks associated with the regulation of all of our businesses, see “Legislation and Regulation” above.

Weak economic conditions may have a negative impact on our results of operations and financial condition.

Weak economic conditions, including a weak housing market, persisted during 2010. A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. To the extent these weak economic conditions continue, customers may reduce the advanced or premium services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be increased by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless phones. The weak economy negatively affected our net cable services customer additions during 2010. Moreover, weak economic conditions may have a negative impact on the advertising revenue of our cable and programming businesses. Weak economic conditions could also reduce prices that MVPDs pay for our cable television programming and has reduced and could continue to reduce the performance of our theatrical and home entertainment releases and attendance and spending for our theme parks business. If these weak economic conditions continue or deteriorate, our business, results of operations and financial condition may be adversely affected.

A decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations.

Our cable distribution, cable programming and broadcast businesses derive substantial revenue from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general, causing advertisers to alter their spending priorities based on these or other factors. In addition, advertisers’ willingness to purchase advertising may be adversely affected by lower audience ratings for our television programming. Changes in the advertising industry also could adversely affect the advertising revenue of our cable programming and broadcast networks. For example, we rely on Nielsen ratings and Nielsen’s audience measurement techniques to measure the popularity of our content. A change in such measurement techniques or the introduction of new techniques could negatively impact the advertising revenue we receive. Further, natural disasters, wars, acts of terrorism or other significant adverse news events could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and general economic uncertainty. Reductions in advertising expenditures could negatively impact our results of operations.

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and our results of operations may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to acquire content increase.

Most of NBCUniversal’s businesses create media and entertainment content, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute programming, filmed entertainment, theme park attractions and

Comcast 2010 Annual Report on Form 10-K	26

other content that meet the changing preferences of the broad domestic and international consumer market. NBCUniversal historically has invested substantial amounts in its content, including in the production of original content, before learning the extent to which it would earn consumer acceptance. We intend to continue to invest significantly in this area. In addition, we obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content is intense, and we may be forced to increase the price we are willing to pay or be outbid by our competitors for popular content. Renewing our contract rights or acquiring additional rights may result in significantly increased costs. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our results of operations may be adversely affected. In addition, poor theatrical performance of a film may require us to reduce our estimate of revenue from that film, which would accelerate the amortization of capitalized film costs and could result in a significant write-off, and may adversely affect multiple reporting periods.

The loss of our programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our business.

Our cable programming networks depend on the maintenance of distribution agreements with multichannel video providers. Our broadcast networks depend on the maintenance of network affiliation agreements with third-party local television stations in the markets where we do not own our local television stations. In addition, every three years, each of our owned local television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, pursuant to which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation (if any) paid to the station by such distributor. In the course of renewing distribution agreements with multichannel video providers, we may enter into retransmission consent agreements on behalf of our owned local television stations. All of our NBC affiliated owned local television stations have elected the retransmission consent option, while our owned Telemundo affiliated stations have elected must-carry or retransmission consent depending on circumstances. There can be no assurance that any of the foregoing agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our business.

Sales of DVDs have been declining.

Several factors, including weak economic conditions, the maturation of the standard-definition DVD format, piracy and intense competition for consumer discretionary spending and leisure time, are contributing to an industry-wide decline in DVD sales both in the United States and internationally, which has had an adverse effect on NBCUniversal’s results of operations. DVD sales have also been adversely affected by an increasing shift by consumers toward subscription rental, discount rental kiosks and digital forms of entertainment, such as on-demand services, which generate less revenue per transaction than DVD sales. Media and entertainment industries face a challenge in managing the transition from physical to electronic formats in a manner that generates sufficient revenue to maintain historical profits and growth. There can be no assurance that DVD wholesale prices and sales volumes can be maintained at current levels due to aggressive retail pricing and the consumer transition to digital and lower-priced rental services.

We rely on network and information systems and other technology, as well as key properties, and a disruption, failure or destruction of such networks, systems, technology or properties may disrupt our business.

Network and information systems and other technologies, including those related to our network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services, excessive call volume to call centers or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Moreover, the amount and scope of insurance we maintain against losses resulting from these events may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. The occurrence of any such network or information systems-related events or security breaches could have a material adverse effect on our business and results of operations.

27	Comcast 2010 Annual Report on Form 10-K

We may be unable to obtain necessary hardware, software and operational support.

We depend on third party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Moreover, some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may be materially adversely affected, in which case our business, results of operations and financial condition may be adversely affected.

Our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other third parties, to use various technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively or could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain or continue to obtain licenses from our vendors and other third parties on reasonable terms, our business and results of operations could be adversely affected.

In addition, NBCUniversal’s intellectual property constitutes a significant part of its value, and the success of its businesses is highly dependent on protecting its intellectual property rights in the content it creates or acquires against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising on our content, and increases our costs due to our active enforcement of protecting our intellectual property rights. Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances allow-

ing the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution on DVDs, peer-to-peer computer networks and other platforms continues to present challenges for our cable programming and broadcast networks and filmed entertainment businesses. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. Any repeal or weakening of laws or enforcement in the United States or internationally that are intended to combat piracy and protect intellectual property rights, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value or increasing the costs of enforcing our rights. See “Legislation and Regulation — Other Areas — Intellectual Property and Piracy” above for additional information.

Labor disputes, whether involving our own employees or sports leagues, may disrupt our operations and adversely affect our business.

Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. If we are unable to reach agreement with a labor union before the expiration of a collective bargaining agreement, our employees who were covered by that agreement may have a right to strike or take other actions that could adversely affect us. Moreover, many of NBCUniversal’s collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. A labor dispute involving our employees may result in work stoppages or disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. For example, a Writers Guild of America strike in 2007-2008 disrupted NBCUniversal’s ability to produce scripted television programming, causing viewership levels and ratings to decline, which resulted in lower U.S. advertising revenue for the NBC Network. There can be no assurance that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms or without any work stoppages.

In addition, our cable programming networks, our regional sports networks, and our broadcast networks have programming rights agreements of varying scope and duration with various sports leagues and associations to broadcast and produce sporting events, including certain NFL, NHL and National Basketball Association (“NBA”) games. Labor disputes in these and other sports leagues or associations could have an adverse impact on our businesses, revenue and results of operations. The current collective bargaining agreement with both the NFL and the NBA players’ union expire at the end of their respective 2010-2011

Comcast 2010 Annual Report on Form 10-K	28

seasons. collective bargaining agreement with the NBA’s players’ union expires following the end of the 2010-2011 season. Our programming rights agreement with the NFL requires us to make significant payments to the NFL, and, at the NFL’s option, we may be required to make these payments even if the NFL does not play all or part of a season during the term of our agreement because of a player strike or lockout. In the absence of a timely agreement, protracted negotiations could result in a player strike or lockout, in which case the number of NFL games that we broadcast, and our revenue from those broadcasts, may be reduced. Although the NFL would be required to credit or refund the rights fee attributable to the lost games to us (in addition to paying interest and out-of-pocket production costs) if all or part of an NFL season is canceled, it would have the right to apportion the credit or refund throughout the remaining term of our agreement, potentially all in the final year of the term. The timing of such payments and refunds could have an impact on our cash flows during the relevant period. In addition, any labor disputes that occur in any sports league or association for which we have the rights to broadcast live games or events may preclude us from airing or otherwise distributing scheduled games or events, which could adversely affect our business and results of operations.

We face risks arising from the outcome of various litigation matters.

We are subject to various legal proceedings and claims, including those referred to in “Legal Proceedings” and those arising in the ordinary course of business, including regulatory and administrative proceedings, claims and audits. While we do not expect the final disposition of any of these litigation matters will have a material effect on our financial condition, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period, and any litigation resulting from any such legal proceedings could be time-consuming, costly and injure our reputation. Further, no assurance can be given that any adverse outcome would not be material to our financial condition.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction, including the NBCUniversal transaction.

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

In particular, the NBCUniversal transaction involves the integration of the Comcast Content Business with NBCUniversal’s businesses, as well as the integration of NBCUniversal’s businesses with our cable distribution and other businesses. We, as well as NBCUniversal, will be required to devote significant management attention and resources to continue integrating these businesses. Challenges involved in the integration include successfully integrating each company’s operations, technologies and content, and combining corporate cultures, maintaining employee morale and retaining key employees. There can be no assurance that we can successfully integrate these businesses or succeed in the highly competitive media industry. Moreover, there can be no assurance that NBCUniversal will be able to generate strong cash flows or favorable financial returns.

The loss of key management personnel or popular on-air and creative talent could have a negative impact on our business.

We rely on certain key management personnel in the operation of our businesses. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our business. In addition, NBCUniversal’s businesses depend on the continued efforts, abilities and expertise of its on-air and creative talent. If we fail to retain our on-air or creative talent, if the costs to retain such talent increase materially, if we need to make significant termination payments, or if these individuals lose their current appeal, our business could be adversely affected.

We face risks relating to doing business internationally that could adversely affect our business.

Our operation of businesses worldwide increased substantially as a result of the NBCUniversal transaction. There are risks inherent in doing business internationally, including economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations, potentially adverse tax developments, political or social unrest, corruption and risks related to government regulation. If these risks come to pass, our business may be adversely affected.

29	Comcast 2010 Annual Report on Form 10-K

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

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2010.

Cable

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution networks, and equipment at or near our customers’ homes. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and earth stations for reception of satellite signals. Headends consist of electronic equipment necessary for the reception, amplification and modulation of signals and are located near the receiving devices. Our distribution network consists primarily of coaxial and fiber-optic cables, lasers, routers, switches and related electronic equipment. Our cable plant and related equipment generally are connected to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premises equipment (“CPE”) consists primarily of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance and replacement.

Comcast 2010 Annual Report on Form 10-K	30

Our signal reception sites, which consist primarily of antenna towers and headends, and our microwave facilities, are located on owned and leased parcels of land, and we own or lease space on the towers on which certain of our equipment is located. We own most of our service vehicles.

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

We own or lease buildings throughout the country that contain call centers, service centers, warehouses and administrative space. We also own a building that houses our media center. The media center contains equipment that we own or lease, including equipment related to network origination, video transmission via satellite and terrestrial fiber optics, broadcast studios, post-production services and interactive television services.

Programming

Television studios and business offices were the principal physical assets of our Programming segment as of December 31, 2010. We own or lease the television studios and business offices of our Programming business.

Other

A large, multipurpose arena that we own was the principal physical operating asset of our other businesses as of December 31, 2010.

As of December 31, 2010, we leased locations for our corporate offices in Philadelphia, Pennsylvania, as well as numerous business offices, warehouses and properties housing divisional information technology operations throughout the country.

Item 3: Legal Proceedings

Refer to Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 4: (Removed and Reserved)

31	Comcast 2010 Annual Report on Form 10-K

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

Our Board of Directors approved the following quarterly dividends.

Dividend Per Share
Month Declared	2010
February	$0.0945
May	0.0945
July	0.0945
October	0.0945
Total	$0.378

Dividend Per Share
Month Declared	2009
February	$0.0675
May	0.0675
August	0.0675
December	0.0945
Total	$0.297

In January 2011, our Board of Directors approved an increase of 19% to our planned annual dividend to $0.45 per share and approved the first quarterly dividend of $0.1125 per share to be paid in April 2011. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

Record holders as of December 31, 2010, are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	709,578
Class A Special Common Stock	1,972
Class B Common Stock	3

Comcast 2010 Annual Report on Form 10-K	32

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2010. Under our share repurchase program, our Board gives management discretion to purchase either Class A or Class A Special common stock. During 2010, the Class A Special common stock traded at a discount to the Class A common stock and all of the shares repurchased were of Class A Special common stock. Subject to market conditions, including the amount of any price differential between the two classes of common stock, we currently expect to continue to repurchase primarily Class A Special common stock under our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
First Quarter 2010	19,194,593	$15.63	19,194,593	$300,000,000	$3,040,975,279
Second Quarter 2010	17,254,603	$17.39	17,254,603	$300,000,569	$2,740,974,710
Third Quarter 2010	17,543,565	$17.10	17,543,565	$300,014,490	$2,440,960,220
October 1-31, 2010	—	$—	—	$—	$2,440,960,220
November 1-30, 2010	8,247,757	$18.19	8,247,757	$150,000,000	$2,290,960,220
December 1-31, 2010	7,635,091	$19.65	7,635,091	$150,000,000	$2,140,960,220
Total	69,875,609	$17.17	69,875,609	$1,200,015,059	$2,140,960,220

(a)

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of December 31, 2010, we had approximately $2.1 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

The total number of shares purchased during 2010 does not include any shares received in the administration of employee share-based compensation plans.

33	Comcast 2010 Annual Report on Form 10-K

Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of our Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2010
First Quarter	$18.94	$15.10	$18.08	$14.28
Second Quarter	$20.56	$16.30	$19.52	$15.58
Third Quarter	$19.80	$16.76	$18.76	$15.71
Fourth Quarter	$22.40	$16.91	$21.17	$16.46
2009
First Quarter	$18.10	$11.10	$17.35	$10.33
Second Quarter	$17.06	$13.17	$16.19	$12.38
Third Quarter	$17.68	$13.04	$16.89	$12.64
Fourth Quarter	$17.88	$13.95	$17.04	$13.54

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Class A common stock and Class A Special common stock during the five years ended December 31, 2010 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a selected peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of Cablevision Systems Corporation (Class A), DISH Network Corporation, DirecTV Inc., Time Warner Cable Inc. and Time Warner Inc. The graph assumes $100 was invested on December 31, 2005 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

(in dollars)	2006	2007	2008	2009	2010
Comcast Class A	163	106	99	100	134
Comcast Class A Special	163	106	95	96	128
S&P 500 Stock Index	116	122	77	97	112
Peer Group Index	147	111	86	106	136

Comcast 2010 Annual Report on Form 10-K	34

Item 6: Selected Financial Data

Year ended December 31 (in millions, except per share data)	2010	2009	2008	2007	2006
Statement of Operations Data
Revenue	$37,937	$35,756	$34,423	$31,060	$25,140
Operating income	7,980	7,214	6,732	5,578	4,619
Income from consolidated continuing operations attributable to Comcast Corporation	3,635	3,638	2,547	2,587	2,235
Discontinued operations(a)	—	—	—	—	298
Net income attributable to Comcast Corporation	3,635	3,638	2,547	2,587	2,533
Basic earnings per common share
Income from consolidated continuing operations attributable to Comcast Corporation	$1.29	$1.27	$0.87	$0.84	$0.71
Discontinued operations(a)	—	—	—	—	0.09
Net income attributable to Comcast Corporation	$1.29	$1.27	$0.87	$0.84	$0.80
Diluted earnings per common share
Income from consolidated continuing operations attributable to Comcast Corporation	$1.29	$1.26	$0.86	$0.83	$0.70
Discontinued operations(a)	—	—	—	—	0.09
Net income attributable to Comcast Corporation	$1.29	$1.26	$0.86	$0.83	$0.79
Dividends declared per common share	$0.378	$0.297	$0.25	$—	$—
Balance Sheet Data (at year end)
Total assets	$118,534	$112,733	$113,017	$113,417	$110,405
Long-term debt, less current portion	29,615	27,940	30,178	29,828	27,992
Comcast Corporation shareholders’ equity	44,354	42,721	40,450	41,340	41,167
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$11,179	$10,281	$10,231	$8,189	$6,618
Investing activities	(5,711)	(5,897)	(7,477)	(8,149)	(9,872)
Financing activities	(155)	(4,908)	(2,522)	(316)	3,546

(a)

In July 2006, in connection with transactions with Adelphia and Time Warner, we transferred our previously owned cable systems located in Los Angeles, Cleveland and Dallas to Time Warner Cable. These cable systems are presented as discontinued operations for the year ended December 31, 2006.

35	Comcast 2010 Annual Report on Form 10-K

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of video, high-speed Internet and phone services (“cable services”) to residential and business customers in the United States. On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBCUniversal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)), a leading media and entertainment company that develops, produces and distributes entertainment, news, sports and other content to global audiences. Further details about the transaction are presented below under the heading “NBCUniversal Transaction.”

Our Cable segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages. In addition to cable services, other Cable segment revenue sources include the sale of advertising and, as of December 31, 2010, the operations of our regional sports and news networks. As of December 31, 2010, our cable systems served approximately 22.8 million video customers, 17.0 million high-speed Internet customers and 8.6 million phone customers and passed more than 51 million homes and businesses in 39 states and the District of Columbia. In 2010, our Cable segment generated approximately 94% of our consolidated revenue.

Our video services range from a limited analog service to a full digital service with access to hundreds of channels, including premium and pay-per-view channels, On Demand, music channels, and an interactive, on-screen program guide. Digital video customers also may subscribe to our advanced services, which consist of high-definition television (“HDTV”) and digital video recorder (“DVR”), and access certain of our programming online based on their level of video service. Our high-speed Internet services provide Internet access at downstream speeds of up to 105 Mbps, depending on the service selected and subject to geographic market availability. Our phone services provide local and long-distance calling and other features. We also offer our cable services to small and medium-sized businesses (“business services”).

As of December 31, 2010, our Programming segment consisted primarily of our consolidated national programming networks, E!, Golf Channel, VERSUS, Style and G4. During 2010, our Programming segment generated consolidated revenue of $1.7 billion. Revenue from our Programming segment is generated primarily from monthly per subscriber license fees paid by multichannel video providers, the sale of advertising and the licensing of our programming internationally.

As of December 31, 2010, our other business interests included Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses, including Comcast.net, Xfinity TV, Fandango, Plaxo and DailyCandy. Revenue from Comcast Interactive Media is generated primarily from the sale of advertising. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a large, multipurpose arena in Philadelphia, the Wells Fargo Center, and provides facilities management and food services for sporting events, concerts and other events. Comcast Interactive Media, Comcast Spectacor and all other consolidated businesses not included in our Cable or Programming segments were included in “Corporate and Other” activities as of December 31, 2010.

We operate our businesses in an intensely competitive environment. Competition for the cable services we offer primarily includes direct broadcast satellite (“DBS”) operators and phone companies. In 2010, our competitors for cable services continued to add features and adopt aggressive pricing and packaging for services that are comparable to the services we offer. A substantial portion of our Cable segment revenue comes from customers whose spending patterns may be affected by prevailing economic conditions.

2010 Developments

In addition to the NBCUniversal transaction discussed below, the following are the more significant developments in our businesses during 2010:

•	an increase in consolidated revenue of 6.1% to $37.9 billion and an increase in consolidated operating income of 10.6% to $8.0 billion

•	an increase in Cable segment revenue of 5.6% to $35.8 billion and an increase in Cable segment operating income before depreciation and amortization of 6.4% to $14.6 billion

•	an increase in Programming segment revenue of 11.8% to $1.7 billion and an increase in Programming segment operating income before depreciation and amortization of 20.6% to $469 million

•	the addition of 1.1 million high-speed Internet customers and 988,000 phone customers; and a decrease of 757,000 video customers

•	a reduction in Cable segment capital expenditures of 3.8% to $4.8 billion

•

the continued investment in our cable distribution system, including the ongoing transition from analog to digital transmission of the channels we distribute (“our all digital conversion”); the continued deployment of DOCSIS 3.0 wideband technology; expanding the offering of certain cable network programming to

Comcast 2010 Annual Report on Form 10-K	36

our customers online; and the continued deployment of 4G wireless high-speed Internet service in certain markets

•

an increase in our total debt outstanding of $2.3 billion to $31.4 billion, which is primarily due to the issuance of $3.4 billion aggregate principal amount of notes, the proceeds of which were primarily used to repay debt at its maturity in 2010 and finance the NBCUniversal transaction in 2011

•	the repurchase of approximately 70 million shares of our Class A Special common stock under our share repurchase authorization for approximately $1.2 billion

•	the declaration and payment of dividends of $1.1 billion

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings, and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the historical businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC network and its owned NBC affiliated local television stations, the Telemundo network and its owned Telemundo affiliated local television stations, Universal Pictures filmed entertainment, the Universal Studios Hollywood theme park and other related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango and other related assets (“Comcast Content Business”). In addition to contributing the Comcast Content Business to NBCUniversal, we made a cash payment of $6.2 billion at the closing.

As a result of the NBCUniversal transaction, beginning in 2011 we expect to present five reportable segments, Cable Distribution (currently presented in our Cable segment), Cable Networks, Broadcast Networks, Filmed Entertainment and Theme Parks. Our Programming segment, our regional sports and news networks (currently presented in our Cable segment) and our contributed Comcast Interactive Media businesses (currently in Corporate and Other) will be presented with NBCUniversal’s businesses in the new segments. The businesses of Comcast Interactive Media that were not contributed to NBCUniversal will be included in our Cable Distribution segment.

In connection with the NBCUniversal transaction, we have incurred incremental expenses related to legal, accounting and valuation services, which are reflected in operating, selling, general and administrative expenses. We also incurred certain financing costs and other shared costs with GE associated with debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010, which are reflected in other income (expense) and interest expense. The table below presents the amounts related to these expenses included in our consolidated statement of operations.

Year ended December 31, 2010 (in millions)
Operating, selling, general and administrative expenses	$80
Other expense	$129
Interest expense	$7

In connection with the NBCUniversal transaction, NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt during 2010. Immediately prior to the closing, NBCUniversal distributed approximately $7.4 billion to GE.

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning on July 28, 2014 GE has the right to cause NBCUniversal Holdings to redeem half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE exercises its first redemption right, we have the immediate right to purchase the remainder of GE’s interest. If GE does not exercise its first redemption right, during the six month period beginning on January 28, 2016, we have the right to purchase half of GE’s interest in NBCUniversal Holdings. During the six month period beginning January 28, 2019, we have the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase described in this paragraph will be equal to the ownership percentage being purchased multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion, with amounts not used in the first redemption to be available for the second redemption) to the extent NBCUniversal Holdings cannot fund the redemptions.

Until July 28, 2014, GE may not directly or indirectly transfer its interest in NBCUniversal Holdings. Thereafter, GE may transfer its interest to a third party, subject to our right of first offer. The right of first offer would permit us to purchase all, but not less than all, of the interests proposed to be transferred. In the event that GE makes a registration request in accordance with certain registration rights that are granted to it under the agreement, we will have the right to purchase, for cash at the market value (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), all of GE’s interest in NBCUniversal Holdings that GE is seeking to register.

37	Comcast 2010 Annual Report on Form 10-K

Consolidated Operating Results

Year ended December 31 (in millions)	2010	2009	2008	% Change 2009 to 2010	% Change 2008 to 2009
Revenue	$37,937	$35,756	$34,423	6.1%	3.9%
Costs and expenses:
Operating, selling, general and administrative (excluding depreciation and amortization)	23,341	22,042	21,291	5.9%	3.5%
Depreciation	5,539	5,483	5,457	1.0%	0.5%
Amortization	1,077	1,017	943	5.9%	7.8%
Operating income	7,980	7,214	6,732	10.6%	7.2%
Other income (expense) items, net	(1,876)	(2,108)	(2,674)	(11.0)%	(21.2)%
Income before income taxes	6,104	5,106	4,058	19.5%	25.8%
Income tax expense	(2,436)	(1,478)	(1,533)	64.8%	(3.6)%
Net income from consolidated operations	3,668	3,628	2,525	1.1%	43.7%
Net (income) loss attributable to noncontrolling interests	(33)	10	22	NM	(54.5)%
Net income attributable to Comcast Corporation	$3,635	$3,638	$2,547	(0.1)%	42.8%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable and Programming segments accounted for substantially all of the increases in consolidated revenue for 2010 and 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor. Cable segment revenue and Programming segment revenue are discussed separately under the heading “Segment Operating Results.”

Consolidated Operating, Selling, General and Administrative Expenses

Our Cable and Programming segments accounted for substantially all of the increases in consolidated operating, selling, general and administrative expenses for 2010 and 2009. The remaining changes related to our other business activities, primarily Comcast Interactive Media and Comcast Spectacor, and costs associated with the NBCUniversal transaction. Cable segment and Program-

ming segment operating, selling, general and administrative expenses are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Depreciation expense for 2010 and 2009 remained relatively stable primarily due to decreases in capital spending in recent years.

The increase in amortization expense for 2010 was primarily related to goodwill impairment charges taken in our Programming segment and in Corporate and Other totaling $76 million. The increase in amortization expense for 2009 was primarily due to an increase in software intangibles.

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

Comcast 2010 Annual Report on Form 10-K	38

We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use this metric to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 19 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Segment Overview

Our cable systems allow us to deliver video, high-speed Internet and phone services to our residential and business customers. The majority of our Cable segment revenue is generated from subscriptions to these cable services. Customers are billed monthly based on the services and features they receive and the type of equipment they use. Residential customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their respective contracts, which typically have 1 to 3 year terms. Our revenue and operating income before depreciation and amortization increased as a result of continued demand for our services (including our bundled and advanced service offerings) and the effects of recent acquisitions, as well as other factors discussed below.

Cable Segment Results of Operations

Year ended December 31 (in millions)	2010	2009	2008	% Change 2009 to 2010	% Change 2008 to 2009
Revenue
Video	$19,525	$19,377	$19,162	0.8%	1.1%
High-speed Internet	8,566	7,757	7,225	10.4%	7.4%
Phone	3,682	3,262	2,649	12.9%	23.1%
Advertising	1,818	1,444	1,709	25.9%	(15.5)%
Other(a)	1,178	1,079	966	9.1%	11.7%
Franchise and other regulatory fees	993	948	911	4.8%	4.1%
Total revenue	35,762	33,867	32,622	5.6%	3.8%
Operating expenses(a)	14,264	13,522	12,857	5.5%	5.2%
Selling, general and administrative expenses(a)	6,937	6,659	6,602	4.2%	0.8%
Operating income before depreciation and amortization(a)	$14,561	$13,686	$13,163	6.4%	4.0%

(a)	Reclassifications have been made to the prior years’ amounts to conform to classifications used in 2010.

39	Comcast 2010 Annual Report on Form 10-K

Cable Segment Revenue

Our average monthly total revenue per video customer increased to approximately $129 in 2010 from approximately $118 in 2009 and approximately $111 in 2008. The increases in average monthly total revenue per video customer are primarily due to increases in the number of customers receiving multiple services, rate adjustments, contributions from business services and advertising revenue.

Video

We offer video services ranging from a limited analog service to a full digital service with access to hundreds of channels, including premium and pay-per-view channels. As of December 31, 2010, approximately 44% of the homes in the areas we serve subscribed to our video services. As of December 31, 2010, 87% of those video customers subscribed to at least one of our digital video services, compared to 78% and 70% as of December 31, 2009 and 2008, respectively. Digital video customers may also subscribe to our advanced services, HDTV and DVR. As of December 31, 2010, approximately 51% of our digital video customers subscribed to at least one of our advanced services.

Our video revenue continued to grow in 2010 and 2009 due to rate adjustments and customer upgrades to our digital and advanced services, which were offset by declines in the number of analog residential video customers in both years. During 2010 and 2009, the number of video customers decreased by approximately 757,000 and 623,000, respectively. These decreases were primarily due to the loss of customers upon expiration of discounted promotions in 2010, competitive pressures in our service areas and weakness in the economy. We expect further declines in the number of residential video customers during 2011 for similar reasons. During 2010 and 2009, we added or upgraded to our digital video service approximately 1.3 million customers and 1.4 million customers, respectively, including those customers added or upgraded in connection with our all digital conversion.

High-Speed Internet

We offer high-speed Internet services with Internet access at downstream speeds of up to 105 Mbps, depending on the service selected and subject to geographic market availability. These services also include our Internet portal, Comcast.net, which provides multiple e-mail addresses and online storage, as well as a variety of content and features and enhancements that are designed to take advantage of the speed of the Internet services we provide. Our high-speed Internet service for business customers also includes a website hosting service and an online tool that allows customers to share, coordinate and store documents. As of December 31, 2010, 33% of the homes in the areas we serve subscribed to our high-speed Internet services, compared to 31% and 30% as of December 31, 2009 and 2008, respectively. Our high-speed Internet revenue increased in 2010 and 2009 primarily due to increases in the number of residential and business customers and, in 2010, due to rate adjustments. During 2010 and 2009, we added approximately 1.1 million and 1.0 million high-speed Internet customers, respectively.

Phone

We offer phone services that provide local and long-distance calling and include features such as voice mail, caller ID and call waiting. Our phone service for business customers also includes a business directory listing and the option to add multiple phone lines. As of December 31, 2010, our phone services were available to substantially all of the homes in the areas we serve. As of December 31, 2010, approximately 17% of the homes in the areas we serve subscribed to our phone services, compared to 16% and 14% as of December 31, 2009 and 2008, respectively. Our phone revenue increased in 2010 and 2009 primarily due to increases in the number of residential and business customers. During 2010 and 2009, we added approximately 988,000 and 1.1 million phone customers, respectively.

Advertising

As part of our programming license agreements with programming networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link among multiple providers for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator.

Advertising revenue increased in 2010 primarily due to improvements in the overall television advertising market, including political advertising. Advertising revenue decreased in 2009 primarily due to a decline in the overall television advertising market as a result of weak economic conditions and a decline in political advertising.

Other

We also generate revenue from our regional sports and news networks, our digital media center, commissions from electronic retailing networks and fees from other services. Our regional sports and news networks include Comcast SportsNet (Philadelphia), Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet California (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest (Portland), Comcast Sports Southwest (Houston), Comcast SportsNet Bay Area (San Francisco), New England Cable News (Boston), Comcast Network Philadelphia and Comcast Network Mid-Atlantic (Baltimore/Washington). These networks generate revenue from program-

Comcast 2010 Annual Report on Form 10-K	40

ming license agreements with multichannel video providers and through the sale of advertising. These networks were contributed to NBCUniversal at the close of the NBCUniversal transaction on January 28, 2011.

Franchise and Other Regulatory Fees

Our franchise and other regulatory fee revenue represents the pass-through to our customers of the fees required to be paid to federal, state and local authorities. Under the terms of our franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue. The increases in franchise and other regulatory fees collected from our cable customers in 2010 and 2009 were primarily due to increases in the revenue on which the fees apply.

Cable Segment Expenses

We continue to focus on controlling the growth of expenses. Our operating margin (operating income before depreciation and amortization as a percentage of revenue) for 2010, 2009 and 2008 was 40.7%, 40.4% and 40.3%, respectively.

Cable Segment Operating Expenses

Year ended December 31 (in millions)	2010	2009	2008	% Change 2009 to 2010	% Change 2008 to 2009
Video programming	$7,438	$7,046	$6,479	5.6%	8.8%
Technical labor(a)	2,263	2,295	2,188	(1.4)%	4.9%
High-speed Internet(a)	499	524	526	(4.9)%	(0.4)%
Phone(a)	566	567	699	(0.1)%	(18.8)%
Other(a)	3,498	3,090	2,965	13.3%	4.2%
Total operating expenses(a)	$14,264	$13,522	$12,857	5.5%	5.2%

(a)	Reclassifications have been made to the prior years’ amounts to conform to classifications used in 2010.

Video programming expenses, our largest operating expense, are the fees we pay to programming networks to license the programming we distribute to our video customers. These expenses are affected by changes in the fees charged by programming networks, the number of video customers we serve and the number of channels and programs we provide. Video programming expenses increased in 2010 and 2009, primarily due to increased rates, additional digital customers and additional programming options offered. The increase in 2009 was also due to the introduction of fees incurred for retransmission of broadcast networks. We anticipate that our video programming expenses will continue to increase as the fees charged by programming networks increase, as new fees for retransmission of broadcast networks are incurred, and as we provide additional channels and video on demand programming options to our customers.

Technical labor expenses include the internal and external labor costs to complete service call and installation activities in the home as well as network operations, fulfillment and provisioning costs. These expenses remained relatively stable in 2010. Technical labor expenses increased in 2009 primarily due to increases in customer service activity levels, which required additional personnel to handle service calls and provide in-home customer support, and due to activity associated with the transition by broadcasters from analog to digital transmission and our all digital conversion.

High-speed Internet expenses and phone expenses include certain direct costs for providing these services but do not fully reflect the amount of operating expenses that would be necessary to provide these services on a stand-alone basis. Other related costs associated with providing these services are generally shared among all our cable services and are not allocated to these items. The decreases in high-speed Internet expenses in 2010 and 2009 were primarily due to lower support service costs that were the result of operating efficiencies. Phone expenses in 2010 remained consistent with 2009 expenses despite increases in customer volume. Phone expenses decreased in 2009 primarily due to lower support service costs that were the result of operating efficiencies.

Other operating expenses include franchise fees, pole rentals, plant maintenance, vehicle-related costs, expenses related to our regional sports and news networks, advertising representation and commission fees, and expenses associated with our business services. These expenses increased in 2010 and 2009 primarily due to increases in advertising activity, the continued expansion of business services, and other service enhancement initiatives.

Cable Segment Selling, General and Administrative Expenses

Year ended December 31 (in millions)	2010	2009	2008	% Change 2009 to 2010	% Change 2008 to 2009
Customer service(a)	$1,815	$1,861	$1,757	(2.5)%	5.9%
Marketing(a)	1,883	1,603	1,628	17.4%	(1.6)%
Administrative and other(a)	3,239	3,195	3,217	1.4%	(0.7)%
Total selling, general and administrative expenses(a)	$6,937	$6,659	$6,602	4.2%	0.8%

(a)	Reclassifications have been made to the prior years’ amounts to conform to classifications used in 2010.

41	Comcast 2010 Annual Report on Form 10-K

Customer service expenses decreased in 2010 primarily due to operating efficiencies, higher levels of activity in 2009 related to the transition by broadcasters from analog to digital transmission and our all digital conversion. Customer service expenses increased in 2009 primarily due to activity associated with the transition by broadcasters from analog to digital transmission and our all digital conversion.

Marketing expenses increased in 2010 primarily due to an increase in direct sales efforts and additional marketing costs associated with attracting and retaining customers, as well as the launch of our Xfinity brand. Marketing expenses decreased in 2009 primarily due to lower costs and volume for media advertising, partially offset by an increase in direct sales efforts.

During 2010, 2009 and 2008, we implemented personnel and cost reduction programs that were focused on streamlining our Cable operations. In connection with these initiatives, we recorded $66 million, $81 million and $126 million of severance costs during 2010, 2009 and 2008, respectively. Administrative and other expenses decreased in 2009 primarily due to the impact of the programs initiated in 2008.

Programming Segment Overview

As of December 31, 2010, our Programming segment consisted primarily of our consolidated national programming networks. The businesses in our Programming segment were contributed to NBCUniversal at the close of the NBCUniversal transaction on January 28, 2011. The table below presents a summary of our consolidated national programming networks.

Programming Network	Approximate U.S. Subscribers at December 31, 2010 (in millions)(a)	Description of Programming
E!	98	Entertainment and pop culture
Golf Channel	83	Golf competition and golf entertainment
VERSUS	75	Sports and leisure
Style	66	Lifestyle
G4	59	Gamer lifestyle

(a)	Subscriber data based on The Nielsen Company’s January 2011 report, which covers that period from December 15, 2010 through December 21, 2010.

Programming Segment Results of Operations

Year ended December 31 (in millions)	2010	2009	2008	% Change 2009 to 2010	% Change 2008 to 2009
Revenue	$1,674	$1,496	$1,426	11.8%	4.9%
Operating, selling, general and administrative	1,205	1,107	1,064	8.7%	4.0%
Operating income before depreciation and amortization	$469	$389	$362	20.6%	7.5%

Programming Segment Revenue

Programming revenue increased in 2010 and 2009 primarily due to growth in advertising revenue and programming license fee revenue. In 2010, 2009 and 2008, advertising accounted for approximately 40%, 41% and 43%, respectively, of total Programming revenue. In 2010, 2009 and 2008, approximately 12% of our Programming revenue was generated from our Cable segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Programming Segment Operating, Selling, General and Administrative Expenses

Programming operating, selling, general and administrative expenses consist mainly of the cost of producing television programs and live events, the purchase of programming rights, the marketing and promotion of our programming networks, and administrative costs.

Comcast 2010 Annual Report on Form 10-K	42

Consolidated Other Income (Expense) Items

Year ended December 31 (in millions)	2010	2009	2008
Interest expense	$(2,156)	$(2,348)	$(2,439)
Investment income (loss), net	288	282	89
Equity in net income (losses) of affiliates, net	(141)	(64)	(39)
Other income (expense)	133	22	(285)
Total	$(1,876)	$(2,108)	$(2,674)

Interest Expense

The decrease in interest expense for 2010 is primarily due to $175 million of early extinguishment losses, net of early extinguishment gains, associated with the repayment of debt obligations prior to their scheduled maturity that were recognized in 2009 and decreases in interest rates on debt subject to variable interest rate swap agreements. Interest expense decreased in 2009 primarily due to a decrease in our average debt outstanding, decreases in interest rates on debt subject to variable interest rate swap agreements, and decreases in interest rates on our variable rate debt, partially offset by an increase in early extinguishment costs in 2009. During 2009 and 2008, interest expense included $175 million and $64 million, respectively, of early extinguishment losses, net of early extinguishment gains, associated with the repayment of debt obligations prior to their scheduled maturity.

Investment Income (Loss), Net

The components of investment income (loss), net for 2010, 2009 and 2008 are presented in a table in Note 6 to our consolidated financial statements. We have entered into derivative financial instruments that we account for at fair value and that economically hedge the market price fluctuations in the common stock of all of our investments accounted for as trading securities and substantially all of our investments accounted for as available-for-sale securities. The differences between the unrealized gains or losses on securities underlying prepaid forward sale agreements and the mark to market adjustments on the derivative component of prepaid forward sale agreements, as presented in a table in Note 6 to our consolidated financial statements, result from one or more of the following:

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

Other Income (Expense)

In connection with the NBCUniversal transaction, we agreed to share with GE certain financing and other costs associated with debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010. Other income (expense) for 2010 includes $129 million of expenses for our share of these costs. Other income (expense) for 2010 also includes income of $141 million related to the sale of one of our equity method investments and $108 million related to recoveries in connection with the resolution of a contingency of an acquired company.

Other expense for 2008 includes an impairment of approximately $600 million related to our investment in Clearwire LLC partially offset by a gain of approximately $235 million related to the Insight transaction (see Note 5 and Note 6 to our consolidated financial statements).

Income Tax Expense

Our effective income tax rate for 2010, 2009 and 2008 was 39.9%, 28.9% and 37.8%, respectively. Income tax expense reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions. Our 2009 income tax expense was reduced by approximately $566 million primarily due to the recognition of tax benefits associated with settlements and adjustments of uncertain tax positions and related interest and certain subsidiary reorganizations that impacted deferred state income taxes. Our 2008 income tax expense was reduced by approximately $154 million, primarily due to the settlement of an uncertain tax position and the net impact of certain state tax law changes, which primarily affected our deferred income tax liabilities and other noncurrent liabilities, and the future deductibility of certain deferred compensation arrangements. Our income tax expense may in the future continue to be impacted by adjustments to uncertain tax positions and related interest and changes in state tax laws. We expect our 2011 annual effective tax rate to be in the range of 35% to 40% due to the partnership structure of NBCUniversal Holdings.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing.

43	Comcast 2010 Annual Report on Form 10-K

We anticipate that we will continue to use a substantial portion of our cash flows to fund our capital expenditures, to invest in business opportunities, to meet our debt repayment obligations and to return capital to shareholders.

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of December 31, 2010, amounts available under all of our credit facilities totaled approximately $6.4 billion. As of the closing of the NBCUniversal transaction on January 28, 2011, NBCUniversal had a $750 million three-year revolving credit facility.

We and our Cable subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing our bank credit facilities (see Note 22 to our consolidated financial statements). We and the guarantors are in compliance with the covenants, and we believe that neither the covenants nor the restrictions in our indentures or loan documents will limit our ability to operate our businesses or raise additional capital. We test our compliance with our credit facilities’ covenants on an ongoing basis. The only financial covenant in our $6.8 billion revolving credit facility due 2013 pertains to leverage (ratio of debt to operating income before depreciation and amortization). As of December 31, 2010, we met this financial covenant by a significant margin. We do not expect to have to further reduce debt or improve operating results in order to continue to comply with this financial covenant.

In connection with the NBCUniversal transaction, we were required to make a cash payment of $6.2 billion. We funded this payment with cash on hand and $650 million of commercial paper borrowings. The cash paid will be adjusted after the close to reflect final balances of certain working capital accounts and other closing adjustments. The transaction also calls for the payment to GE, in the future, of certain tax benefits to the extent realized by us. Beginning in 2011, we will consolidate $9.1 billion of NBCUniversal senior debt securities with maturities ranging from 2014 to 2041. We do not guarantee NBCUniversal’s debt obligations. Any future redemptions of GE’s stake in NBCUniversal Holdings are expected to be funded primarily through NBCUniversal’s cash flows from operating activities and its borrowing capacity. If any borrowings by NBCUniversal to fund either of GE’s two potential redemptions would result in NBCUniversal exceeding a certain leverage ratio or losing investment grade status or if it cannot otherwise fund such redemptions, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion, with amounts not used in the first redemption to be available for the second redemption) to the extent NBCUniversal Holdings cannot fund the redemptions.

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2010	2009	2008
Operating income	$7,980	$7,214	$6,732
Depreciation and amortization	6,616	6,500	6,400
Operating income before depreciation and amortization	14,596	13,714	13,132
Noncash share-based compensation	300	257	258
Changes in operating assets and liabilities	(20)	(450)	(251)
Cash basis operating income	14,876	13,521	13,139
Payments of interest	(1,983)	(2,040)	(2,256)
Payments of income taxes	(1,864)	(1,303)	(762)
Proceeds from interest, dividends and other nonoperating items	154	103	125
Excess tax benefit under share-based compensation presented in financing activities	(4)	—	(15)
Net cash provided by operating activities	$11,179	$10,281	$10,231

The changes in operating assets and liabilities in 2010 and 2009 primarily relate to the timing of payments of operating items and payroll. In 2009, there was a significant reduction in accrued liabilities due to a payroll period occurring at the end of the year.

The decrease in interest payments in 2010 was primarily due to the effects of early extinguishment costs associated with the repayment of our debt obligations in connection with a cash tender offer in July 2009. The decrease in interest payments in 2009 was primarily due to decreases in interest rates on debt subject to variable interest rate swap agreements, the effects of our debt repayments and the maturity of certain higher rate debt in 2008.

The increase in income tax payments in 2010 was primarily due to increases in 2010 taxable income, partially offset by tax payments made in 2009 that related to prior years. The increase in income tax payments in 2009 was primarily due to increases in 2009 taxable income, the settlements of uncertain tax positions and a tax payment made in 2009 that related to 2008, partially offset by the net benefits of approximately $341 million from the 2008 and 2009 economic stimulus legislation.

Comcast 2010 Annual Report on Form 10-K	44

Investing Activities

Net cash used in investing activities consists primarily of cash paid for capital expenditures, intangible assets, acquisitions and investments.

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable segment, and we expect that this will continue in the future. A significant portion of our capital expenditures is based on the level of customer growth and technologies being deployed. The table below summarizes the capital expenditures we incurred in our Cable segment from 2008 through 2010.

Year ended December 31 (in millions)	2010	2009	2008
Customer premises equipment	$2,715	$2,934	$3,147
Scalable infrastructure	800	855	1,024
Line extensions	100	120	212
Support capital	373	421	522
Upgrades (capacity expansion)	363	356	407
Business services	496	351	233
Total	$4,847	$5,037	$5,545

Cable capital expenditures decreased 3.8% and 9.2% in 2010 and 2009, respectively, primarily due to fewer residential unit additions and improved equipment pricing, partially offset by increased investment in our business services and strategic initiatives such as our all digital conversion and the continued deployment of DOCSIS 3.0 wideband technology.

Capital expenditures in our Programming segment were not significant in 2010, 2009 or 2008. In 2008, our Corporate and Other business activities included approximately $137 million of capital expenditures related to the consolidation of offices and the relocation of our corporate headquarters.

Capital expenditures for 2011 and for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes and the timing and rate of deployment of new services.

Acquisitions

On January 28, 2011, we closed the NBCUniversal transaction (see Note 21 to our consolidated financial statements). Our 2010 and 2009 acquisitions were not significant. In 2008, acquisitions were primarily related to our acquisition of an additional interest in Comcast SportsNet Bay Area, our acquisition of the remaining interest in G4 that we did not already own, and our acquisitions of Plaxo and DailyCandy.

Proceeds from Sales of Investments

In 2008, proceeds from the sales of investments were primarily related to the disposition of available-for-sale debt securities.

Purchases of Investments

In 2010, purchases of investments consisted primarily of the purchase of an equity method investment in the Houston Regional Sports Network. In 2009, purchases of investments consisted primarily of our additional investment in Clearwire. In 2008, purchases of investments consisted primarily of the funding of our initial investment in Clearwire.

Financing Activities

Net cash used in financing activities consists primarily of proceeds from borrowings, offset by our repurchases and repayments of debt, repurchases of our common stock and dividend payments. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions. In 2009, we made $1.6 billion of optional repurchases of our outstanding public bonds and ZONES debt.

In July 2009, we completed a cash tender to repurchase approximately $1.3 billion aggregate principal amount of certain of our outstanding notes for approximately $1.5 billion. We recognized additional interest expense of approximately $180 million primarily associated with the premiums incurred in the tender offer. The premiums related to the tender offer are included in other financing activities.

See Note 9 to our consolidated financial statements for further discussion of our financing activities, including details of our debt repayments and borrowings.

Share Repurchases and Dividends

In 2010, we repurchased approximately 70 million shares of our Class A Special common stock under our share repurchase authorization for approximately $1.2 billion. As of December 31, 2010, we had approximately $2.1 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

45	Comcast 2010 Annual Report on Form 10-K

Our Board of Directors declared quarterly dividends totaling $1.1 billion in 2010. We paid dividends of $1.1 billion in 2010. In January 2011, our Board of Directors approved an increase of 19% to our planned annual dividend to $0.45 per share and approved the first quarterly dividend of $0.1125 per share to be paid in April 2011. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The table below sets forth information on our share repurchases and dividends paid in 2010, 2009 and 2008.

Contractual Obligations

The table below presents our future contractual obligations as of December 31, 2010. For information on NBCUniversal’s obligations, see the NBCUniversal section below.

	Payment Due by Period
(in millions)	Total	Year 1	Years 2–3	Years 4–5	More than 5
Debt obligations(a)	$31,377	$1,785	$3,263	$3,532	$22,797
Capital lease obligations	38	15	13	4	6
Operating lease obligations	2,006	324	486	367	829
Purchase obligations(b)	19,653	4,124	4,291	3,000	8,238
Other long-term liabilities reflected on the balance sheet:
Acquisition-related obligations(c)	28	20	5	2	1
Other long-term obligations(d)	5,974	379	1,563	1,810	2,222
Total	$59,076	$6,647	$9,621	$8,715	$34,093

Refer to Note 9 (long-term debt) and Note 18 (commitments and contingencies) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations related to our Cable segment include contracts with programming networks, CPE manufacturers, communication vendors, other cable operators for which we provide advertising sales representation and other contracts entered into in the normal course of business. We also have purchase obligations through Comcast Spectacor for the players and coaches of our professional sports teams. Purchase obligations do not include contracts with immaterial future commitments.

(c)	Acquisition-related obligations consist primarily of costs related to exiting contractual obligations and other assumed contractual obligations of the acquired entity.

(d)

Other long-term obligations consist primarily of prepaid forward sale agreements of equity securities we hold; subsidiary preferred shares; deferred compensation obligations; pension, postretirement and postemployment benefit obligations; and programming rights payable under license agreements. Reserves for uncertain tax positions of approximately $1.3 billion are not included in the table above because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be recognized.

Comcast 2010 Annual Report on Form 10-K	46

NBCUniversal

The table below presents the contractual obligations related to the NBCUniversal contributed businesses as of December 31, 2010, excluding NBCUniversal’s payment of $7.4 billion to GE at the close of the NBCUniversal transaction on January 28, 2011 and other acquisition-related obligations.

	Payment Due by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$9,100	$—	$—	$1,900	$7,200
Purchase obligations(b)	8,568	3,370	3,877	950	371
Operating leases	1,455	252	386	261	556
Other long-term obligations(c)	852	444	296	62	50
Total	$19,975	$4,066	$4,559	$3,173	$8,177

(a)	Excludes interest payments and the principal amount due on an $816 million senior secured note as described under Station Venture Note below.

(b)

Purchase obligations consist primarily of the commitments to acquire film and television programming, including U.S. television rights to the future Olympic Games, NBC’s Sunday Night Football through the 2013-2014 season and the NFL Super Bowl in 2012; and obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments.

(c)	Other long-term obligations consist primarily of programming obligations payable under NBCUniversal’s license arrangements.

Payments of $1.6 billion of participations and residuals are not included in the table above because we cannot make a reliable estimate of the period in which the obligations will become payable. Additionally, we have not reflected incremental obligations that may arise as a result of the NBCUniversal transaction.

Station Venture Note

NBCUniversal owns an economic interest of approximately 79% and a 50% voting interest in Station Venture Holdings, LLC (“Station Venture”). Station Venture, through its ownership interests in Station Venture Operations, LP (“Station LP”), holds an indirect interest in the NBC Network affiliated local television stations in Dallas, Texas and San Diego, California. The remaining interests in these television stations are held by LIN TV, Corp (“LIN TV”). Station Venture is the obligor on an $816 million senior secured note due in 2023, which is non-recourse to NBCUniversal and is due to General Electric Capital Corporation, a subsidiary of GE. The note is collateralized by substantially all of the assets of Station Venture and Station LP, and is guaranteed by LIN TV. In connection with the closing of the NBCUniversal transaction, GE has indemnified NBCUniversal for all liabilities NBCUniversal incurs as a result of the note, or under any related credit support, risk of loss or similar arrangement in existence prior to the closing of the NBCUniversal transaction on January 28, 2011. As a result of the indemnification from GE, we have not included the $816 million note in NBCUniversal’s debt obligations in the table above.

NBCUniversal Guarantees

NBCUniversal has certain contingent commitments that are not included in the table above. NBCUniversal guarantees an obligation of its 50% joint venture, Universal City Development Partners, (“UCDP”), which owns Universal Studios Florida and Islands of Adventure in Orlando, Florida. UCDP pays fees to a consultant equal to a percentage of revenue from NBCUniversal facilities located in Orlando and from defined comparable projects outside Orlando. NBCUniversal directly pays the fees due under the consulting agreement on behalf of UCDP with respect to Universal

Studios Japan and Universal Studios Singapore. The consulting agreement does not have a termination date and the consultant has an option to terminate the consulting agreement in exchange for a lump sum payment established by a formula in the consulting agreement. The consultant’s right to elect a lump sum payment cannot be exercised prior to June 2017. If UCDP cannot pay the fees owed under the consulting agreement or, if elected, the lump sum payment for termination of the consulting agreement, NBCUniversal could be liable for the entire unpaid amounts.

Additionally, affiliates of the Blackstone Group L.P. hold a 50% interest in UCDP through their equity interests in UCDP’s general and limited partners. Those Blackstone Group affiliates entered into a five-year loan agreement in November 2009 with a syndicate of lenders in the amount of $305 million, including prefunded interest and amortization, which is secured by their equity interests in UCDP. NBCUniversal guaranteed the loan on a deficiency basis and received a fee for the guarantee. Future distributions, other than tax distributions, from UCDP to the Blackstone Group affiliate borrowers are applied to the repayment of the loan.

NBCUniversal Film Financing

NBCUniversal enters into film co-financing arrangements with third parties, including both studio and non-studio entities, to jointly finance or distribute many of its film productions. These arrangements can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to an investor. Investors typically assume the full risks and rewards of ownership proportionate to their ownership in the film. Accordingly, NBCUniversal’s proceeds in these arrangements are accounted for as a reduction of the capitalized cost of the film. Any

47	Comcast 2010 Annual Report on Form 10-K

amounts due to third parties under these arrangements are accounted for as participations and residual liabilities.

GE Redemption Rights

In connection with the terms of the NBCUniversal Holdings operating agreement, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (for an aggregate of up to $5.75 billion, with amounts not used in the first redemption to be available for the second redemption) to the extent NBCUniversal Holdings cannot fund the redemptions. None of these amounts are included in either of the tables above. See “NBCUniversal Transaction” under “Introduction and Overview” for additional details.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not have any significant off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

NBCUniversal Trade Receivables Monetization

As of December 31, 2010, NBCUniversal monetized its trade accounts receivable through two programs established with GE and various GE subsidiaries. Through these programs, NBCUniversal retained limited interests in the assets sold and provided reserves for all expected losses with respect to these interests. As a result of the NBCUniversal transaction, NBCUniversal has terminated its existing programs and has since established new third party monetization programs with a syndicate of banks, of which the primary relationship is with General Electric Capital Corporation, a subsidiary of GE, and another third-party bank.

Comcast 2010 Annual Report on Form 10-K	48

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

Valuation and Impairment Testing of Cable Franchise Rights

Our largest asset, our cable franchise rights, results from agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new services, such as advanced video services and high-speed Internet and phone services, in a particular service area. The amounts we record for cable franchise rights are primarily a result of cable system acquisitions. Typically when we acquire a cable system, the most significant asset we record is the value of the cable franchise rights. Often these cable system acquisitions include multiple franchise areas. We currently serve approximately 6,400 franchise areas in the United States.

We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. Accordingly, we do not amortize our cable franchise rights but assess the carrying value of our cable franchise rights annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount may exceed the fair value (“impairment testing”). We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by under-

lying assets, current market transactions and profitability information.

If we were to determine that the value of our cable franchise rights was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. For purposes of our impairment testing, we have grouped the recorded values of our various cable franchise rights into our Cable divisions or units of account. We evaluate the unit of account periodically to ensure our impairment testing is performed at an appropriate level.

Since the adoption of the accounting guidance related to goodwill and intangible assets in 2002, we have not recorded any significant impairment charges to cable franchise rights as a result of our impairment testing. A future change in the unit of account could result in the recognition of an impairment charge.

We could also record impairment charges in the future if there are changes in long-term market conditions, in expected future operating results, or in federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. Assumptions made about increased competition and economic conditions could also impact the valuations used in future annual impairment testing and result in a reduction of fair values from those determined in the July 1, 2010 annual impairment testing. The table below illustrates the impairment related to our Cable divisions that would have occurred had the hypothetical reductions in fair value existed at the time of our last annual impairment testing.

Percent Hypothetical Reduction in Fair Value and Related Impairment
(in millions)	10%	15%	20%	25%
Eastern Division	$(711)	$(1,566)	$(2,421)	$(3,276)
NorthCentral Division	—	(843)	(1,778)	(2,713)
Southern Division	—	—	—	—
West Division	—	—	—	(869)
	$(711)	$(2,409)	$(4,199)	$(6,858)

The Cable divisions represent the unit of account we use to test for impairment. In November 2010, our Cable division management structure was reorganized from four divisions to three, with certain regions from the prior divisions being moved to a different division within the new management structure. We re-performed our impairment testing immediately before the reorganization and no impairment was indicated.

Income Taxes

We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax posi-

49	Comcast 2010 Annual Report on Form 10-K

tions, and tax planning opportunities available in the jurisdictions in which we operate. We prepare and file tax returns based on our interpretation of tax laws and regulations, and we record estimates based on these judgments and interpretations.

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

We adjust our estimates periodically to reflect changes in circumstances in ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. We believe that adequate accruals have been made for income taxes. When uncertain tax positions are ultimately resolved, either individually or in the aggregate, differences between our estimated amounts and the actual amounts are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period. As of December 31, 2010, our uncertain tax positions and related accrued interest were approximately $1.3 billion and $604 million, respectively.

Comcast 2010 Annual Report on Form 10-K	50

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

Our interest rate derivative financial instruments, which can include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates from 99.7% to 82.9% as of December 31, 2010. In 2010, 2009 and 2008, the effect of our interest rate derivative financial instruments was a decrease in our interest expense of approximately $132 million, $104 million and $34 million, respectively. Interest rate derivative financial instruments may have a significant effect on our interest expense in the future.

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2010.

(in millions)	2011	2012	2013	2014	2015	Thereafter	Total	Estimated Fair Value 12/31/2010
Debt
Fixed rate	$1,799	$818	$2,435	$1,110	$2,369	$22,802	$31,333	$34,230
Average interest rate	6.3%	9.6%	8.6%	5.0%	6.9%	6.6%	6.8%
Variable rate	$1	$3	$20	$57	$—	$1	$82	$82
Average interest rate	10.2%	5.1%	6.4%	4.0%	8.1%	8.5%	4.8%
Interest rate instruments
Fixed to variable swaps	$750	$300	$1,700	$900	$—	$1,650	$5,300	$273
Average pay rate	2.0%	9.2%	6.7%	1.8%	0.0%	4.9%	4.8%
Average receive rate	5.5%	9.8%	8.1%	5.3%	0.0%	5.8%	6.6%

We use the notional amounts on the instruments to calculate the interest to be paid or received. The notional amounts do not represent the amount of our exposure to credit loss. Estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts. We estimate interest rates on variable debt and swaps using the average implied forward London Interbank Offered Rate (“LIBOR”) for the year of maturity based on the yield curve in effect on December 31, 2010, plus the applicable borrowing margin on December 31, 2010.

Certain of our financial contracts include credit-ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. As of both December 31, 2010 and 2009, the estimated fair value of those swaps was an asset of $26 million. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time. Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies for derivative financial instruments and to Note 10 to our consolidated financial statements for a discussion of our derivative financial instruments.

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

51	Comcast 2010 Annual Report on Form 10-K

Except as described above in “Investment Income (Loss), Net,” the changes in the fair value of the investments that we accounted for as trading or available-for-sale securities were substantially offset by the changes in the fair values of the equity derivative financial instruments. Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies for derivative financial instruments and to Note 6 and Note 10 to our consolidated financial statements for a discussion of our investments and derivative financial instruments.

Foreign Currency Exchange Risk Management

We are exposed to the market risks associated with fluctuations in foreign currency exchange rates as they relate to our foreign currency denominated debt obligations. Cross-currency swaps are used to effectively convert fixed rate foreign currency denominated debt to fixed rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2010, we had cross-currency swaps on all of our outstanding £625 million of 5.50% senior notes due 2029. Other foreign currency denominated balances were not significant as of December 31, 2010 and

2009. The NBCUniversal transaction will increase our exposure to foreign currency exchange risk. Refer to Note 2 to our consolidated financial statements for a discussion of our accounting policies for derivative financial instruments and to Note 10 to our consolidated financial statements for a discussion of our derivative financial instruments.

Counterparty Credit Risk Management

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of December 31, 2010, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

Comcast 2010 Annual Report on Form 10-K	52

Item 8: Financial Statements And Supplementary Data

53	Comcast 2010 Annual Report on Form 10-K

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of our consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the “auditors”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Conduct), and the nature, extent, and results of internal and external audits. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the audited consolidated financial statements be included in this Form 10-K.

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and Chief Executive Officer	Executive Vice President and Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

Comcast 2010 Annual Report on Form 10-K	54

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009, and the related consolidated statements of operations, cash flows, changes in equity and comprehensive income for each of the three years in the period ended December 31, 2010. We also have audited the Company’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/    Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 25, 2011

55	Comcast 2010 Annual Report on Form 10-K

Consolidated Balance Sheet

December 31 (in millions, except share data)	2010	2009
Assets
Current Assets:
Cash and cash equivalents	$5,984	$671
Investments	81	50
Accounts receivable, less allowance for doubtful accounts of $173 and $175	1,855	1,711
Deferred income taxes	174	240
Other current assets	792	551
Total current assets	8,886	3,223
Investments	6,670	5,947
Property and equipment, net of accumulated depreciation of $32,505 and $27,810	23,515	23,855
Franchise rights	59,442	59,452
Goodwill	14,958	14,933
Other intangible assets, net of accumulated amortization of $9,791 and $8,711	3,602	4,105
Other noncurrent assets, net	1,461	1,218
Total assets	$118,534	$112,733
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$3,291	$3,094
Accrued salaries and wages	475	487
Accrued expenses and other current liabilities	2,668	2,512
Current portion of long-term debt	1,800	1,156
Total current liabilities	8,234	7,249
Long-term debt, less current portion	29,615	27,940
Deferred income taxes	28,246	27,800
Other noncurrent liabilities	7,862	6,767
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	143	166
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,437,281,651 and 2,428,533,911; outstanding, 2,071,820,901 and 2,063,073,161	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 766,168,658 and 835,991,034; outstanding, 695,233,894 and 765,056,270	8	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,780	40,247
Retained earnings	12,158	10,005
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(99)	(46)
Total Comcast Corporation shareholders’ equity	44,354	42,721
Noncontrolling interests	80	90
Total equity	44,434	42,811
Total liabilities and equity	$118,534	$112,733

See notes to consolidated financial statements.

Comcast 2010 Annual Report on Form 10-K	56

Consolidated Statement of Operations

Year ended December 31 (in millions, except per share data)	2010	2009	2008
Revenue	$37,937	$35,756	$34,423
Costs and Expenses:
Operating (excluding depreciation and amortization)	15,250	14,380	13,662
Selling, general and administrative	8,091	7,662	7,629
Depreciation	5,539	5,483	5,457
Amortization	1,077	1,017	943
	29,957	28,542	27,691
Operating income	7,980	7,214	6,732
Other Income (Expense):
Interest expense	(2,156)	(2,348)	(2,439)
Investment income (loss), net	288	282	89
Equity in net income (losses) of affiliates, net	(141)	(64)	(39)
Other income (expense)	133	22	(285)
	(1,876)	(2,108)	(2,674)
Income before income taxes	6,104	5,106	4,058
Income tax expense	(2,436)	(1,478)	(1,533)
Net income from consolidated operations	3,668	3,628	2,525
Net (income) loss attributable to noncontrolling interests	(33)	10	22
Net income attributable to Comcast Corporation	$3,635	$3,638	$2,547
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.29	$1.27	$0.87
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.29	$1.26	$0.86
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.378	$0.297	$0.25

See notes to consolidated financial statements.

57	Comcast 2010 Annual Report on Form 10-K

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2010	2009	2008
Operating Activities
Net income from consolidated operations	$3,668	$3,628	$2,525
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation	5,539	5,483	5,457
Amortization	1,077	1,017	943
Share-based compensation	300	257	258
Noncash interest expense (income), net	141	160	209
Equity in net (income) losses of affiliates, net	141	64	39
(Gains) losses on investments and noncash other (income) expense, net	(267)	(201)	321
Deferred income taxes	549	832	495
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in accounts receivable, net	(131)	(84)	39
Change in accounts payable and accrued expenses related to trade creditors	37	(136)	(38)
Change in other operating assets and liabilities	125	(739)	(17)
Net cash provided by (used in) operating activities	11,179	10,281	10,231
Investing Activities
Capital expenditures	(4,961)	(5,117)	(5,750)
Cash paid for intangible assets	(536)	(522)	(527)
Acquisitions, net of cash acquired	(183)	(88)	(738)
Proceeds from sales of investments	99	102	737
Purchases of investments	(260)	(346)	(1,167)
Other	130	74	(32)
Net cash provided by (used in) investing activities	(5,711)	(5,897)	(7,477)
Financing Activities
Proceeds from borrowings	3,420	1,564	3,535
Repurchases and repayments of debt	(1,153)	(4,738)	(2,610)
Repurchases of common stock	(1,200)	(765)	(2,800)
Dividends paid	(1,064)	(761)	(547)
Issuances of common stock	34	1	53
Other	(192)	(209)	(153)
Net cash provided by (used in) financing activities	(155)	(4,908)	(2,522)
Increase (decrease) in cash and cash equivalents	5,313	(524)	232
Cash and cash equivalents, beginning of year	671	1,195	963
Cash and cash equivalents, end of year	$5,984	$671	$1,195

See notes to consolidated financial statements.

Comcast 2010 Annual Report on Form 10-K	58

Consolidated Statement of Changes in Equity

		Common Stock
(in millions)	Redeemable Noncontrolling Interests	A	A Special	B	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2008	$101	$24	$10	$—	$41,688	$7,191	$(7,517)	$(56)	$149	$41,489
Cumulative effect related to change in accounting principle on January 1, 2008						(132)				(132)
Stock compensation plans					265	(49)				216
Repurchase and retirement of common stock			(1)		(1,562)	(1,237)			`	(2,800)
Employee stock purchase plan					63					63
Share exchange					166	(166)				—
Dividends declared						(727)				(727)
Other comprehensive income (loss)								(57)		(57)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	88									—
Contributions from (distributions to) noncontrolling interests	2								(21)	(21)
Net income (loss)	(20)					2,547			(2)	2,545
Balance, December 31, 2008	171	24	9	—	40,620	7,427	(7,517)	(113)	126	40,576
Stock compensation plans					159					159
Repurchase and retirement of common stock			(1)		(554)	(210)				(765)
Employee stock purchase plan					61					61
Dividends declared						(850)				(850)
Other comprehensive income (loss)								67		67
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net					(39)				(12)	(51)
Contributions from (distributions to) noncontrolling interests	9								(28)	(28)
Net income (loss)	(14)					3,638			4	3,642
Balance, December 31, 2009	166	24	8	—	40,247	10,005	(7,517)	(46)	90	42,811
Stock compensation plans					242	(4)				238
Repurchase and retirement of common stock					(781)	(419)				(1,200)
Employee stock purchase plan					61					61
Dividends declared						(1,059)				(1,059)
Other comprehensive income (loss)								(53)		(53)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests	(2)								(44)	(44)
Net income (loss)	(1)					3,635			34	3,669
Balance, December 31, 2010	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434

See notes to consolidated financial statements.

59	Comcast 2010 Annual Report on Form 10-K

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2010	2009	2008
Net income from consolidated operations	$3,668	$3,628	$2,525
Holding gains (losses) during the period, net of deferred taxes of $47, $(4) and $7	(71)	8	(13)
Reclassification adjustments for losses (gains) included in net income, net of deferred taxes of $(19), $(18) and $(10)	32	30	18
Employee benefit obligations, net of deferred taxes of $9, $(15) and $30	(13)	25	(55)
Cumulative translation adjustments	(1)	4	(7)
Comprehensive income	3,615	3,695	2,468
Net (income) loss attributable to noncontrolling interests	(33)	10	22
Comprehensive income attributable to Comcast Corporation	$3,582	$3,705	$2,490

See notes to consolidated financial statements.

Comcast 2010 Annual Report on Form 10-K	60

Notes to Consolidated Financial Statements

Note 1: Organization and Business

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. We classify our operations in two reportable segments: Cable and Programming.

Our Cable segment is primarily involved in the management and operation of cable systems in the United States. As of December 31, 2010, we served approximately 22.8 million video customers, 17.0 million high-speed Internet customers and 8.6 million phone customers. Our regional sports and news networks are also included in our Cable segment.

Our Programming segment consists primarily of our consolidated national cable programming networks, E!, Golf Channel, VERSUS, G4 and Style.

Our other business interests include Comcast Interactive Media and Comcast Spectacor. Comcast Interactive Media develops and operates our Internet businesses, including Comcast.net, Xfinity TV, Plaxo, Fandango and DailyCandy. Comcast Spectacor owns two professional sports teams, the Philadelphia 76ers and the Philadelphia Flyers, and a large, multipurpose arena in Philadelphia, the Wells Fargo Center, and provides facilities management and food services for sporting events, concerts and other events. We also own equity method investments in other programming networks and wireless-related companies.

On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBC Universal Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)), a leading media and entertainment company that develops, produces and distributes entertainment, news, sports and other content to global audiences. Beginning in the first quarter of 2011, NBCUniversal’s results will be included in our consolidated financial statements. See Note 21 for more information on the transaction.

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

Our Use of Estimates

We prepare our consolidated financial statements in conformity with GAAP, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, such as allowances for doubtful accounts, investments, derivative financial instruments, asset impairments, nonmonetary transactions, certain acquisition-related liabilities, programming-related liabilities, pensions and other postretirement benefits, revenue recognition, depreciation and amortization, income taxes, legal contingencies, and other contingent liabilities. See Note 11 for our discussion on fair value estimates.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair value. Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of less than three months when purchased.

Investments

We classify publicly traded investments as available-for-sale (“AFS”) or trading securities and record them at fair value. For AFS securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss), except when we consider declines in value to be other than temporary. For trading securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of investment income (loss), net. We recognize realized gains and losses associated with our fair value method investments using the specific identification method. We classify the cash flows related to purchases of and proceeds from the sale of trading securities based on the nature of the securities and purpose for which they were acquired. Investments in privately held companies are generally stated at cost.

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

61	Comcast 2010 Annual Report on Form 10-K

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

If an equity method investee issues additional securities that change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of operations.

Property and Equipment

Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense repairs and maintenance costs as incurred. For assets that are sold or retired, we remove the applicable cost and accumulated depreciation and, unless the gain or loss on disposition is presented separately, we recognize it as a component of depreciation expense.

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

We evaluate the recoverability of our property and equipment whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The evaluation is based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset.

Intangible Assets

Indefinite-Lived Intangibles

Franchise Rights

Our franchise rights consist primarily of cable franchise rights. Cable franchise rights represent the value we attributed to agreements with state and local authorities that allow access to homes and businesses in cable service areas acquired in business combinations. We also have sports franchise rights, which represent the value we attributed to our two professional sports teams that were acquired in business combinations. We do not amortize our franchise rights because we have determined that they have an indefinite life. We reassess this determination periodically or whenever events or substantive changes in circumstances occur. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are primarily amortized on a straight-line basis over the term of the franchise agreement.

We evaluate the recoverability of our franchise rights annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis. In analyzing the fair values indicated under the discounted cash flow models, we consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the value of our cable franchise rights were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We also evaluate the unit of account used to test for impairment of our cable franchise rights periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The Cable divisions represent the unit of account we use to test for impairment. In November 2010, our Cable division management structure was reorganized from four divisions to three. We re-performed our impairment testing immediately before the reorganization and no impairment was indicated.

Goodwill

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. We generally perform the assessment of our goodwill one level below the operating segment level. In our Cable business, since components one level below the segment level (Cable divisions) are not separate reporting units and have similar economic characteristics, we aggregate the components into one reporting unit at the Cable segment level. The assessment of recoverability considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair

Comcast 2010 Annual Report on Form 10-K	62

value. Unless presented separately, the impairment charge is included as a component of amortization expense.

Other Intangibles

Other intangible assets consist primarily of customer relationships acquired in business combinations, programming distribution rights, software, cable franchise renewal costs, and programming agreements and rights. These assets are amortized primarily on a straight-line basis over the estimated useful life or the term of the related agreements. See Note 8 for the ranges of useful lives of our intangible assets.

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

*    *    *

We periodically evaluate the recoverability of our intangible assets subject to amortization whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable or the useful life has changed. The evaluation is based on the cash flows generated by the underlying assets and profitability information, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the asset. Unless presented separately, the impairment charge is included as a component of amortization expense.

Asset Retirement Obligations

We recognize a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.

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

Revenue Recognition

Cable Segment

Our Cable segment generates revenue primarily from subscriptions to our video, high-speed Internet and phone services (“cable services”) and from the sale of advertising. We recognize revenue from cable services as each service is provided. We manage credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. If a customer’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the customer’s cable service. Since installation revenue obtained from the connection of customers to our cable systems is less than related direct selling costs, we recognize revenue as connections are completed.

As part of our programming license agreements with programming networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We recognize advertising revenue when the advertising is aired and based on the broadcast calendar. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time. We also coordinate the advertising sales efforts of other cable operators in some markets, and in some markets we operate advertising interconnects. These interconnects establish a physical, direct link among multiple providers for the sale of regional and national advertising across larger geographic areas than could be provided by a single cable operator. Since we are acting as the principal in these arrangements, we report the fees paid to representation firms and multichannel video providers as an operating expense.

Revenue earned from other sources is recognized when services are provided or events occur. Under the terms of our cable franchise agreements, we are generally required to pay to the local

63	Comcast 2010 Annual Report on Form 10-K

franchising authority an amount based on our gross video revenue. We normally pass these fees through to our cable customers and classify the fees as a component of revenue with the corresponding costs included in operating expenses. We present other taxes imposed on a revenue-producing transaction as revenue if we are acting as the principal or as a reduction to operating expenses if we are acting as an agent.

Programming Segment

Our Programming segment generates revenue primarily from monthly per subscriber license fees paid by multichannel video providers for the distribution of our networks’ programming, the sale of advertising and the licensing of certain of our networks’ programming internationally. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time these agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

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

When our Cable segment receives incentives from programming networks for the licensing of their programming, we defer a portion of these incentives, which are included in other current and noncurrent liabilities, and recognize them over the term of the contract as a reduction of programming expenses, which are included in operating expenses.

Share-Based Compensation

Our share-based compensation consists of awards of stock options, restricted share units (“RSUs”) and the discounted sale of company stock to employees through our employee stock purchase plan. Associated costs are based on an award’s estimated fair value at the date of grant and are recognized over the period in which any related services are provided. See Note 15 for further discussion of share-based compensation.

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

Income tax consequences that arise in connection with business combinations include identifying the tax bases of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination. Deferred tax assets and liabilities related to temporary differences of acquired entities are recorded as of the date of the business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities. We record liabilities for contingencies associated with prior tax returns filed by the acquired entity based on criteria set forth in the accounting guidance related to accounting for uncertainty in income taxes. We adjust the deferred tax accounts and the liabilities periodically to reflect any revised estimated tax basis and any estimated settlements with the various taxing authorities. The effects of these adjustments are applied to income tax expense.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates, equity prices

Comcast 2010 Annual Report on Form 10-K	64

and foreign currency exchange rates. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. Derivative financial instruments are recorded in our consolidated balance sheet at fair value. We formally document, at inception of the relationship, derivative financial instruments designated to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) or the exposure to changes in cash flows of a forecasted transaction (“cash flow hedge”), and evaluate them for effectiveness at the time they are designated, as well as throughout the hedging period.

For derivative financial instruments designated as fair value hedges, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the hedged item, each of which is recorded to the same line in our consolidated statement of operations. When fair value hedges are terminated, sold, exercised or have expired, any gain or loss resulting from changes in the fair value of the hedged item is deferred and recognized in earnings over the remaining life of the hedged item. When the hedged item is settled or sold, the unamortized adjustment in the carrying amount of the hedged item is recognized in earnings. For derivative financial instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative financial instrument is reported in accumulated other comprehensive income (loss) and recognized as an adjustment to earnings over the period in which the hedged item affects earnings. When the hedged item is settled or becomes probable of not occurring, any remaining unrealized gain or loss from the hedge is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows. The ineffective portion of changes in fair value for designated hedges is recognized on a current basis in earnings.

For those derivative financial instruments that are not designated as a hedge, changes in fair value are recognized on a current basis in earnings. Derivative financial instruments embedded in other contracts are separated from their host contract. The derivative component is recorded at its estimated fair value in our consolidated balance sheet and changes in its fair value are recorded each period in earnings.

We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with the derivatives policy approved by our Board of Directors.

See Note 10 for further discussion of our derivative financial instruments.

Note 3: Recent Accounting Pronouncements

Consolidation of Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to the consolidation of VIEs. The updated guidance (i) requires an ongoing reassessment of whether an enterprise is the primary beneficiary of a VIE, (ii) changes the quantitative approach previously required for determining the primary beneficiary of a VIE and replaces it with a qualitative approach, and (iii) requires additional disclosure about an enterprise’s involvement in VIEs. We adopted the updated guidance on January 1, 2010 and it did not impact our consolidated financial statements.

Note 4: Earnings Per Share

Basic earnings per common share attributable to Comcast Corporation shareholders (“basic EPS”) is computed by dividing net income attributable to Comcast Corporation by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares related to our stock options and our RSUs. Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock or our Class A Special common stock, as applicable.

Diluted EPS for 2010, 2009 and 2008 excludes approximately 168 million, 195 million and 159 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

65	Comcast 2010 Annual Report on Form 10-K

Computation of Diluted EPS

	2010			2009			2008
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,635	2,808	$1.29	$3,638	2,875	$1.27	$2,547	2,939	$0.87
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		12			10			13
Diluted EPS attributable to Comcast Corporation shareholders	$3,635	2,820	$1.29	$3,638	2,885	$1.26	$2,547	2,952	$0.86

Note 5: Acquisitions and Other Significant Events

2010

During 2010, we acquired CIMCO Communications, Inc. (“CIMCO”), a phone and high-speed Internet service provider for businesses, Paciolan, Inc. (“Paciolan”), a developer of automated ticketing software, and New Global Telecom, Inc. (“NGT”), a phone service provider for small and medium-sized businesses, and made other smaller acquisitions. The aggregate purchase price of all of these acquisitions was approximately $195 million. The results of operations for CIMCO and NGT are reported in our Cable segment. The results of operations for Paciolan are reported in Corporate and Other. The results of operations for these acquisitions have been included in our consolidated results of operations since their respective acquisition dates and were not material to our consolidated financial statements.

2008

Insight Transaction

In April 2007, we and Insight Communications (“Insight”) agreed to divide the assets and liabilities of Insight Midwest, a 50-50 cable system partnership with Insight (the “Insight transaction”). On January 1, 2008, the distribution of the assets of Insight Midwest was completed and we received cable systems serving approximately 696,000 video customers in Illinois and Indiana (the “Comcast asset pool”). Insight received cable systems serving approximately 652,000 video customers, together with approximately $1.24 billion of debt allocated to those cable systems (the “Insight asset pool”). We accounted for our interest in Insight

Midwest as an equity method investment until the Comcast asset pool was distributed to us on January 1, 2008. We accounted for the distribution of assets by Insight Midwest as a sale of our 50% interest in the Insight asset pool in exchange for acquiring an additional 50% interest in the Comcast asset pool. The estimated fair value of the 50% interest of the Comcast asset pool we received was approximately $1.2 billion and resulted in a pretax gain of approximately $235 million, which is included in other income (expense). We recorded our 50% interest in the Comcast asset pool as a step acquisition, which was in accordance with the applicable accounting guidance at that time.

The results of operations for the cable systems acquired in the Insight transaction have been reported in our consolidated financial statements since January 1, 2008 and are reported in our Cable segment.

Other

During 2008, we acquired an additional interest in Comcast SportsNet Bay Area, Plaxo, an address book management and social networking website service, the remaining interest in G4 that we did not already own, and DailyCandy, an e-mail newsletter and website. The aggregate purchase price of all these acquisitions was approximately $610 million. The results of operations for Plaxo and DailyCandy are reported in Corporate and Other. The results of operations for these acquisitions have been included in our consolidated results of operations since their respective acquisition dates and were not material to our consolidated financial statements.

Comcast 2010 Annual Report on Form 10-K	66

Note 6: Investments

December 31 (in millions)	2010	2009
Fair Value Method
Equity securities	$2,815	$1,933
Equity Method
SpectrumCo, LLC	1,413	1,410
Clearwire LLC	357	530
Other	423	401
	2,193	2,341
Cost Method
AirTouch	1,508	1,494
Other	235	229
	1,743	1,723
Total investments	6,751	5,997
Less: Current investments	81	50
Noncurrent investments	$6,670	$5,947

Fair Value Method

As of December 31, 2010, we held as collateral $2.804 billion of fair value method equity securities related to our obligations under prepaid forward sale agreements. These obligations are recorded to other current and noncurrent liabilities and terminate between 2011 and 2015. At termination, the counterparties are entitled to receive some or all of the equity securities, or an equivalent amount of cash at our option, based on the market value of the equity securities at that time.

The table below summarizes the components of our equity securities accounted for as AFS securities.

Year ended December 31 (in millions)	2010	2009
Cost	$49	$46
Unrealized gains in accumulated other comprehensive income (loss), net	41	34
Cumulative unrealized gains (losses) in earnings related to fair value hedges	36	(4)
Fair value	$126	$76

Proceeds from the sale of AFS securities in 2010, 2009 and 2008 were $7 million, $90 million and $638 million, respectively. Gross realized gains on these sales in 2010, 2009 and 2008 were $3 million, $13 million and $1 million, respectively. Sales of AFS securities in 2008 consisted primarily of the sale of debt securities.

Equity Method

SpectrumCo, LLC

SpectrumCo, LLC (“SpectrumCo”) is a joint venture in which we, along with Time Warner Cable and Bright House Networks, are partners. SpectrumCo was the successful bidder for 137 wireless spectrum licenses for approximately $2.4 billion in the Federal Communications Commission’s advanced wireless spectrum auction that concluded in September 2006. Our portion of the total cost to purchase the licenses was approximately $1.3 billion. Based on SpectrumCo’s currently planned activities, we have determined that it is not a VIE. We have and continue to account for this joint venture as an equity method investment based on its governance structure, notwithstanding our majority interest.

Clearwire

Beginning in November 2008, we, together with the other members of an investor group made up of us, Intel, Google, Time Warner Cable and Bright House Networks, initially invested $3.2 billion in Clearwire Communications LLC (“Clearwire LLC”), an operating subsidiary of Clearwire Corporation. Clearwire Corporation is a publicly traded holding company that, together with Clearwire LLC focuses on the deployment of a nationwide 4G wireless network. Our portion of the initial investment was $1.05 billion, in exchange for which we received 61.8 million ownership units of Clearwire LLC (“ownership units”) and 61.8 million shares of Class B stock of Clearwire Corporation (“voting stock”). The voting stock has voting rights equal to those of the publicly traded Class A stock of Clearwire Corporation but has only minimal economic rights. We hold our economic rights through the ownership units, which have limited voting rights. One ownership unit combined with one share of voting stock are exchangeable into one share of Clearwire Corporation’s publicly traded Class A stock. Also in connection with the investment, we entered into an agreement with Sprint Nextel that allows us to offer wireless services using certain of Sprint Nextel’s existing wireless networks and an agreement with Clearwire LLC that allows us to offer wireless services using Clearwire LLC’s next generation wireless broadband network. We allocated our $1.05 billion investment between our investment and the related agreements. In 2008, as a result of the significant decline in the quoted market value of Clearwire Corporation’s Class A stock, we recognized an impairment charge in other income (expense) of $600 million to adjust our cost basis in our investment to its estimated fair value at that time.

In 2010, we acquired 1.1 million ownership units and 1.1 million shares of voting stock for $8 million. In 2009, we acquired an aggregate of 25.6 million ownership units and 25.6 million shares of voting stock for $185 million. As of December 31, 2010, we held approximately 9% of the ownership interests in Clearwire Corporation on a fully diluted basis.

67	Comcast 2010 Annual Report on Form 10-K

Cost Method

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. The estimated fair value of the AirTouch preferred stock was $1.652 billion and $1.524 billion as of December 31, 2010 and 2009, respectively.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our con-

solidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.750 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.650 billion. As of December 31, 2010 and 2009, the two redeemable series of subsidiary preferred shares were recorded at $1.492 billion and $1.479 billion, respectively, and those amounts are included in other noncurrent liabilities. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2010 and 2009 and those amounts are included in noncontrolling interests in our consolidated balance sheet.

Investment Income (Loss), Net

Year ended December 31 (in millions)	2010	2009	2008
Gains on sales and exchanges of investments, net	$13	$28	$8
Investment impairment losses	(24)	(44)	(28)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	874	997	(1,117)
Mark to market adjustments on derivative component of prepaid forward sale agreements	(672)	(815)	1,120
Mark to market adjustments on derivative component of ZONES	7	8	57
Interest and dividend income	94	102	149
Other, net	(4)	6	(100)
Investment income (loss), net	$288	$282	$89

Note 7: Property and Equipment

December 31 (in millions)	Weighted Average Original Useful Life at December 31, 2010	2010	2009
Cable distribution system	11 years	$27,727	$24,540
Customer premises equipment	6 years	21,716	19,639
Vehicles and other equipment	6 years	4,392	5,343
Buildings and building improvements	20 years	1,981	1,937
Land	—	204	206
Property and equipment, at cost		56,020	51,665
Less: Accumulated depreciation		(32,505)	(27,810)
Property and equipment, net		$23,515	$23,855

In 2010, we performed an evaluation of our asset base, resulting in the removal of fully depreciated assets no longer in service. We also made adjustments within property and equipment that resulted in changes in the prior year amounts classified in the cable distribution system, customer premises equipment and vehicles and other equipment categories. These adjustments did not affect prior year property and equipment, net.

Comcast 2010 Annual Report on Form 10-K	68

Note 8: Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill by business segment are presented in the table below.

(in millions)	Cable	Programming	Corporate and Other	Total
Balance, December 31, 2008(a)	$12,732	$1,620	$537	$14,889
Acquisitions	33	10	—	43
Settlements and adjustments	63	—	(62)	1
Balance, December 31, 2009(a)	12,828	1,630	475	14,933
Acquisitions	81	13	10	104
Impairments	—	(60)	(16)	(76)
Settlements and adjustments	(3)	(1)	1	(3)
Balance, December 31, 2010	$12,906	$1,582	$470	$14,958

(a)	The December 31, 2008 and 2009 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2010 management reporting presentation.

The gross carrying amount and accumulated amortization of our intangible assets are presented in the table below.

		2010		2009
December 31 (in millions)	Original Useful Life at December 31, 2010	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Customer relationships	4-12 years	$5,554	$(4,682)	$5,515	$(4,370)
Programming distribution rights	6-22 years	1,858	(1,278)	1,861	(1,119)
Cable franchise renewal costs and contractual operating rights	5-15 years	1,077	(608)	968	(499)
Software	3-5 years	2,594	(1,624)	2,283	(1,388)
Patents and other technology rights	3-12 years	307	(207)	246	(148)
Programming agreements and rights	1-10 years	1,149	(975)	1,094	(853)
Other agreements and rights	2-25 years	854	(417)	849	(334)
Total		$13,393	$(9,791)	$12,816	$(8,711)

The estimated expenses for each of the next 5 years recognized in amortization expense and other accounts are presented in the table below. The amortization of certain intangible assets of our Programming segment are not recognized as amortization expense but as a reduction to revenue or as an operating expense and are presented under the caption “Other Accounts.”

(in millions)	Amortization Expense	Other Accounts
2011	$906	$115
2012	$786	$60
2013	$557	$25
2014	$358	$6
2015	$218	$1

69	Comcast 2010 Annual Report on Form 10-K

Note 9: Long-Term Debt

December 31 (in millions)	Weighted Average Interest Rate as of December 31, 2010		2010	2009
Senior notes with maturities of 5 years or less	6.96%		$8,145	$6,861
Senior notes with maturities between 6 and 10 years	5.90%		8,381	9,293
Senior notes with maturities greater than 10 years(a)	6.88%		14,258	12,287
Senior subordinated notes due 2012	10.63%		202	202
ZONES due 2029	2.00%		108	124
Other, including capital lease obligations	—		321	329
Total debt	6.26	%(b)	$31,415	$29,096
Less: Current portion			1,800	1,156
Long-term debt			$29,615	$27,940

(a)	The December 31, 2010 amount includes £625 million of 5.50% notes due 2029 valued at $976 million using the exchange rate at that date.

(b)	Includes the effects of our derivative financial instruments.

As of December 31, 2010 and 2009, our debt had an estimated fair value of $34.312 billion and $31.247 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values on an active market for the debt. To estimate the fair value of debt issuances for which there are no quoted market prices, we use interest rates available to us for debt issuances with similar terms and remaining maturities.

Some of our loan agreements require that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization. We were in compliance with all financial covenants for all periods presented. See Note 22 for a discussion of our subsidiary guarantee structures.

As of December 31, 2010 and 2009, accrued interest on our debt was $524 million and $497 million, respectively, which is included in accrued expenses and other current liabilities.

Debt Maturities

December 31, 2010 (in millions)
2011	$1,800
2012	$821
2013	$2,455
2014	$1,167
2015	$2,369
Thereafter	$22,803

Debt Borrowings

Year ended December 31, 2010 (in millions)
5.15% notes due 2020	$1,400
6.40% notes due 2040	1,000
5.50% notes due 2029	997
Other	23
Total	$3,420

The net proceeds of our borrowings in 2010 were used for working capital and general corporate purposes, including the repayment of debt at its maturity and funding a portion of our payment to GE at the closing of the NBCUniversal transaction in 2011.

Debt Repayments and Repurchases

Year ended December 31, 2010 (in millions)
5.85% notes due 2010	$600
5.45% notes due 2010	500
ZONES due 2029	13
Other	40
Total	$1,153

Debt Instruments

Commercial Paper Program

Our commercial paper program provides a lower cost borrowing source of liquidity to fund our short-term working capital requirements. The program allows for a maximum of $2.25 billion of commercial paper to be issued at any one time. Our revolving bank credit facility supports this program.

Revolving Bank Credit Facilities

As of December 31, 2010, we had a $6.8 billion revolving credit facility due January 2013 (the “credit facility”) with a syndicate of banks. The base rate, chosen at our option, is either the London Interbank Offered Rate (“LIBOR”) or the greater of the prime rate or the Federal Funds rate plus 0.5%. The borrowing margin is based on our senior unsecured debt ratings. As of December 31, 2010, the borrowing margin for LIBOR-based loans was 0.35%.

Lines and Letters of Credit

As of December 31, 2010, we and certain of our subsidiaries had unused lines of credit totaling $6.4 billion under various credit

Comcast 2010 Annual Report on Form 10-K	70

facilities and unused irrevocable standby letters of credit totaling $431 million to cover potential fundings under various agreements.

ZONES

At maturity, holders of our 2.0% Exchangeable Subordinated Debentures due 2029 (“ZONES”) are entitled to receive in cash an amount equal to the higher of the principal amount of the outstanding ZONES of $247 million or the market value of approximately 3.3 million shares of Sprint Nextel common stock and 228,807 shares of CenturyLink common stock. Before maturity, each of the ZONES is exchangeable at the holder’s option for an amount of cash equal to 95% of the aggregate market value of one share of Sprint Nextel common stock and 0.0685 shares of CenturyLink common stock.

We separate the accounting for the ZONES into derivative and debt components. The following table presents the change in the carrying value of the debt component and the change in the fair value of the derivative component (see Note 6).

(in millions)	Debt Component	Derivative Component	Total
Balance, January 1, 2010	$109	$15	$124
Change in debt component to interest expense	5	—	5
Change in derivative component to investment income (loss), net	—	(5)	(5)
Repurchases	(14)	(2)	(16)
Balance, December 31, 2010	$100	$8	$108

Note 10: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates, equity prices and foreign exchange rates.

We manage our exposure to fluctuations in interest rates by using derivative financial instruments such as interest rate exchange agreements (“swaps”), interest rate lock agreements (“rate locks”) and interest rate collars (“collars”). We sometimes enter into rate locks or collars to hedge the risk that the cash flows related to the interest payments on an anticipated issuance or assumption of fixed-rate debt may be adversely affected by interest rate fluctuations.

We manage our exposure to and benefits from price fluctuations in the common stock of some of our investments by using equity derivative financial instruments embedded in other contracts, such as prepaid forward sale agreements, whose values, in part, are derived from the market value of certain publicly traded common stock.

We manage our exposure to foreign exchange risk related to our foreign currency denominated borrowings by using cross-currency swaps, effectively converting these borrowings to U.S. dollar denominated borrowings.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of December 31, 2010, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

As of December 31, 2010, our derivative financial instruments designated as hedges included (i) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities, (ii) our interest rate swap agreements, which are recorded to other current or noncurrent assets, and (iii) our cross-currency swaps, which are recorded to other noncurrent liabilities. As of December 31, 2010, our derivative financial instruments not designated as hedges were (i) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, and (ii) the derivative component of certain of our prepaid forward sale agreements, which is recorded to other current and noncurrent liabilities. See Note 11 for further details on the fair values of our derivative financial instruments as of December 31, 2010 and 2009.

Fair Value Hedges

For derivative financial instruments used to hedge exposure to interest rate risk that are designated and effective as fair value hedges, such as fixed to variable swaps, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the underlying debt, each of which is recorded to interest expense.

Using swaps, we agree to exchange, at specified dates, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time. As of both December 31, 2010 and 2009, the estimated fair value of those swaps was an asset of $26 million. The table below summarizes the terms of our existing swaps.

71	Comcast 2010 Annual Report on Form 10-K

Fixed to Variable Swaps

December 31 (in millions)	2010	2009
Maturities	2011-2018	2010-2018
Notional amount	$5,300	$3,750
Average pay rate	3.7%	2.9%
Average receive rate	6.6%	6.3%
Estimated fair value	$273	$183

The notional amounts presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. The estimated fair value represents the approximate amount of proceeds or payments required to settle the contracts, including accrued interest of $41 million and $40 million as of December 31, 2010 and 2009, respectively.

For derivative financial instruments used to hedge exposure to equity price risk that are designated and effective as fair value hedges, such as the derivative component of a prepaid forward sale agreement, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the underlying investment, each of which is recorded to investment income (loss), net. As of December 31, 2010 and 2009, the fair value of our prepaid forward sale agreement designated as a fair value hedge was a liability of $29 million and an asset of $20 million, respectively.

Amount of Gain (Loss) Recognized in Income — Fair Value Hedges

Year ended December 31 (in millions)	2010	2009
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$90	$(148)
Long-term debt — interest rate swap agreements (fixed to variable)	(90)	148
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreement	74	46
Mark to market adjustments on derivative component of prepaid forward sale agreement	(49)	(37)
Gain (loss) on fair value hedging relationships	$25	$9

Cash Flow Hedges

For derivative financial instruments designated as cash flow hedges of interest rate risk, such as variable to fixed swaps, rate locks and collars, the effective portion of the hedge is reported in accumulated other comprehensive income (loss) and recognized as an adjustment to interest expense over the period in which the related interest costs are recognized in earnings. When hedged variable-rate debt is settled prior to maturity, any remaining unrealized gain or loss from the hedge is recognized in interest expense in a manner similar to debt extinguishment costs. When hedged forecasted debt issuances become probable of not occurring, any unrealized gain or loss is recognized in other income (expense).

For derivative financial instruments designated as cash flow hedges of foreign exchange risk, such as cross-currency swaps, the effective portion of the hedge is reported in accumulated other comprehensive income (loss). These amounts are recognized as an adjustment to other income (expense) in the period in which the remeasurement effects of changes in exchange rates on the foreign currency denominated debt are recognized in earnings. When hedged foreign currency denominated debt is settled, any remaining unrealized gain or loss from the hedge is recognized in other income (expense).

Pretax Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income — Cash Flow Hedges

	2010			2009
Year ended December 31 (in millions)	Interest Rate Risk	Foreign Exchange Risk	Total	Interest Rate Risk	Foreign Exchange Risk	Total
Deferred gain (loss) recognized	$(98)	$(29)	$(127)	$—	$—	$—
Deferred (gain) loss reclassified to income (a)	34	21	55	55	—	55
Total change in accumulated other comprehensive income	$(64)	$(8)	$(72)	$55	$—	$55

(a)	The interest rate risk amount in 2010 includes an $18 million loss related to a forecasted debt issuance that did not occur.

Comcast 2010 Annual Report on Form 10-K	72

Interest rate risk deferred losses relate to interest rate lock and collar agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. Unless we retire this debt early, these unrealized losses will be reclassified as an adjustment to interest expense, primarily through 2022, in the period in which the related interest expense is recognized in earnings. As of December 31, 2010, we expect $23 million of unrealized losses, $15 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months. The foreign exchange risk deferred losses in 2010 relates to cross-currency swaps on foreign currency denominated debt due in 2029. Ineffectiveness related to our cash flow hedges was not material for 2010 or 2009.

See Note 14 for the components of accumulated other comprehensive income (loss).

Nondesignated

In 2010, 2009 and 2008, certain derivative financial instruments relating to equity price risk and interest rate risk were not designated as fair value or cash flow hedges. Changes in fair value for these instruments are recognized on a current basis in earnings.

Equity derivative financial instruments embedded in other contracts, such as our ZONES debt, are separated from their host contract. The derivative component is recorded at its estimated fair value in our consolidated balance sheet and changes in its value are recorded each period to investment income (loss), net.

Amount of Gain (Loss) Recognized in Income — Nondesignated

Year ended December 31 (in millions)	2010	2009
Investment Income (Expense):
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	$800	$951
Mark to market adjustments on derivative component of prepaid forward sale agreements	(623)	(778)
Mark to market adjustments on derivative component of ZONES	7	8
Other Income (Expense):
Mark to market adjustments on interest rate collars	15	—
Total gain (loss)	$199	$181

Note 11: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below:

•	Level 1: consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market

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

73	Comcast 2010 Annual Report on Form 10-K

Recurring Fair Value Measures

	Fair Value as of December 31, 2010				Fair Value as of December 31, 2009
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$2,688	$—	$—	$2,688	$1,855	$—	$—	$1,855
Available-for-sale securities	126	—	—	126	76	—	—	76
Equity warrants	—	—	1	1	—	—	2	2
Interest rate swap agreements	—	232	—	232	—	143	—	143
	$2,814	$232	$1	$3,047	$1,931	$143	$2	$2,076
Liabilities
Derivative component of ZONES	$—	$8	$—	$8	$—	$15	$—	$15
Derivative component of prepaid forward sale agreements	—	1,021	—	1,021	—	349	—	349
Interest rate swap agreements	—	—	—	—	—	1	—	1
Cross-currency swaps	—	29	—	29	—	—	—	—
	$—	$1,058	$—	$1,058	$—	$365	$—	$365

We have assets and liabilities required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In 2010, we recorded impairment charges to goodwill of $76 million representing the amount of excess of the reporting unit carrying amount of goodwill over its implied fair value, which was determined using Level 3 measures.

Note 12: Noncontrolling Interests

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

In 2010, we acquired all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $20 million, for approximately $9 million. The difference between the amount paid and the carrying value resulted in an increase of approximately $11 million to additional paid-in capital of Comcast Corporation.

In 2009, we acquired all of the noncontrolling interest of one of our technology ventures, which had a carrying value of approximately $35 million, for approximately $5 million and rights to existing intellectual property. The difference between the amount paid and the carrying value resulted in an increase of approximately $30 million to additional paid-in capital of Comcast Corporation.

Also in 2009, through a series of transactions, we acquired all of the noncontrolling interest of one of our regional sports networks, which had a carrying value of approximately $4 million, for approximately $73 million. The difference between the amount paid and the carrying value resulted in a decrease of approximately $69 million to additional paid-in capital of Comcast Corporation.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

Year ended December 31 (in millions)	2010	2009
Net income attributable to Comcast Corporation	$3,635	$3,638
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	11	30
Decrease in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	—	(69)
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$3,646	$3,599

Comcast 2010 Annual Report on Form 10-K	74

Note 13: Postretirement, Pension and Other Employee Benefit Plans

Postretirement Benefit Plans

Our postretirement medical benefits cover substantially all of our employees who meet certain age and service requirements. The substantial majority of eligible employees participate in the Comcast Postretirement Healthcare Stipend Program (the “stipend plan”), and a small number of eligible employees participate in legacy plans of acquired companies. The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount. Substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities.

Pension Plans

We sponsor two pension plans that together provide benefits to substantially all former AT&T Broadband employees. Future benefits for both plans have been frozen.

The table below provides condensed information on our postretirement and pension benefit plans.

	2010		2009		2008
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$424	$197	$360	$184	$338	$181
Fair value of plan assets	$—	$183	$—	$176	$—	$152
Plan funded status and recorded benefit obligation	$(424)	$(14)	$(360)	$(8)	$(338)	$(29)
Portion of benefit obligation not yet recognized in benefits expense	$(18)	$51	$(36)	$46	$(18)	$67
Benefits expense	$50	$1	$45	$2	$36	$1
Discount rate	5.50%	5.25%	6.05%	5.75%	6.15%	6.00%
Expected return on plan assets	N/A	8.00%	N/A	8.00%	N/A	8.00%

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

The table below provides the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2010	2009	2008
Benefit obligation	$935	$849	$797
Interest expense	$88	$79	$76

We have purchased life insurance policies to fund a portion of the unfunded obligation related to our deferred compensation plans. As of December 31, 2010 and 2009, the cash surrender value of these policies, which is recorded to other noncurrent assets, was approximately $373 million and $264 million, respectively.

Split-Dollar Life Insurance Agreements

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

The table below provides the benefit obligation and expense for our split-dollar life insurance agreements.

Year ended December 31 (in millions)	2010	2009	2008
Benefit obligation	$164	$166	$145
Expense	$16	$37	$24

Retirement Investment Plans

We sponsor several 401(k) retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We match a percentage of the employees’ contributions up to

75	Comcast 2010 Annual Report on Form 10-K

certain limits. In 2010, 2009 and 2008, expenses related to these plans amounted to $152 million, $182 million and $178 million, respectively.

Severance Benefits

We provide certain former employees severance benefits that are payable after employment. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. We recorded $67 million, $81 million and $126 million of severance costs during 2010, 2009 and 2008, respectively.

Note 14: Equity

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

Share Repurchases

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of December 31, 2010, we had approximately $2.1 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

Aggregate Share Repurchases

Year ended December 31 (in millions)	2010	2009	2008
Aggregate consideration	$1,200	$765	$2,800
Shares repurchased	70	50	141

Changes in Common Stock Outstanding

(shares in millions)	A	A Special	B
Balance, January 1, 2008	2,054	948	9
Stock compensation plans	4	3	—
Repurchase and retirement of common stock	(20)	(121)	—
Employee stock purchase plan	3	—	—
Share exchange	20	(20)	—
Balance, December 31, 2008	2,061	810	9
Stock compensation plans	3	—	—
Repurchase and retirement of common stock	(5)	(45)	—
Employee stock purchase plan	4	—	—
Balance, December 31, 2009	2,063	765	9
Stock compensation plans	6	—	—
Repurchase and retirement of common stock	—	(70)	—
Employee stock purchase plan	3	—	—
Balance, December 31, 2010	2,072	695	9

Dividends

2010 Dividends Declared

Year ended December 31, 2010 (in millions, except per share amounts)
Month Declared	Per Share	Amount
February	$0.0945	$267
May	0.0945	265
July	0.0945	264
October (paid in January 2011)	0.0945	263
Total	$0.378	$1,059

2009 Dividends Declared
Year ended December 31, 2009 (in millions, except per share amounts)
Month Declared	Per Share	Amount
February	$0.0675	$195
May	0.0675	194
August	0.0675	193
December (paid in January 2010)	0.0945	268
Total	$0.297	$850

In January 2011, our Board of Directors approved an increase of 19% to our planned annual dividend to $0.45 per share and approved the first quarterly dividend of $0.1125 per share to be paid in April 2011.

Comcast 2010 Annual Report on Form 10-K	76

Accumulated Other Comprehensive Income (Loss)

The table below presents the components of our accumulated other comprehensive income (loss), net of deferred taxes.

December 31 (in millions)	2010	2009
Unrealized gains (losses) on marketable securities	$26	$22
Deferred gains (losses) on cash flow hedges	(105)	(62)
Unrecognized gains (losses) on employee benefit obligations	(19)	(6)
Cumulative translation adjustments	(1)	—
Accumulated other comprehensive income (loss), net of deferred taxes	$(99)	$(46)

Note 15: Share-Based Compensation

Our approach to long-term incentive compensation includes the awarding of stock options and RSUs to certain employees and directors. We grant these awards under various plans. Additionally, through our employee stock purchase plan, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2010	2009	2008
Stock options	$103	$103	$99
Restricted share units	136	93	96
Employee stock purchase plan	12	13	13
Total	$251	$209	$208
Tax benefit	$89	$73	$71

As of December 31, 2010, we had unrecognized pretax compensation expense of $288 million related to nonvested stock options and unrecognized pretax compensation expense of $286 million related to nonvested RSUs that will be recognized over a weighted average period of approximately 2.2 years and 1.7 years, respectively. The amount of share-based compensation capitalized was not material to our consolidated financial statements for the periods presented.

When stock options are exercised or RSU awards are settled through the issuance of shares, any income tax benefit realized in excess of the amount associated with compensation expense that was previously recognized for financial reporting purposes is presented as a financing activity rather than as an operating activity in our consolidated statement of cash flows. The excess cash income tax benefit classified as a financing cash inflow was approximately $4 million and $15 million in 2010 and 2008, respectively. There was no excess cash income tax benefit classified as a financing cash inflow in 2009.

Option Plans

We maintain stock option plans for certain employees under which fixed-price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock at the date of grant. Under our stock option plans, a combined total of approximately 223 million shares of our Class A and Class A Special common stock are reserved for the exercise of stock options, including those outstanding as of December 31, 2010. Option terms are generally 10 years, with options generally becoming exercisable within 5 years from the date of grant.

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

Stock Option Fair Value and Significant Assumptions

	2010	2009	2008
Fair value	$5.11	$4.93	$6.47
Dividend yield	2.1%	1.9%	1.3%
Expected volatility	28.0%	36.8%	32.8%
Risk-free interest rate	3.4%	2.4%	3.0%
Expected option life (in years)	7.0	7.0	7.0

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

77	Comcast 2010 Annual Report on Form 10-K

2010 Stock Option Activity

	Cash Settled Options (in thousands)	Net Settled Options (in thousands)	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in millions)
Class A Common Stock
Outstanding as of January 1, 2010	35,817	106,738	$19.74
Granted	—	31,284	$18.33
Exercised	(1,891)	(2,344)	$18.26
Forfeited	(179)	(6,040)	$17.42
Expired	(6,710)	(4,280)	$31.45
Outstanding as of December 31, 2010	27,037	125,358	$18.74	6.1	$544.0
Weighted-average exercise price, as of December 31, 2010	$19.71	$18.54
Exercisable as of December 31, 2010	25,391	41,294	$20.21	3.7	$150.2
Weighted-average exercise price, as of December 31, 2010	$19.74	$20.51
Weighted-average remaining contractual term	2.5	4.5
Aggregate intrinsic value (in millions)	$61.5	$88.7
Class A Special Common Stock
Outstanding as of January 1, 2010	9,646	28,976	$24.47
Exercised	(48)	(146)	$16.50
Forfeited	(19)	(188)	$24.08
Expired	(3,022)	(14,679)	$26.47
Outstanding as of December 31, 2010	6,557	13,963	$22.82	0.9	$17.6
Weighted-average exercise price, as of December 31, 2010	$22.36	$23.04
Exercisable as of December 31, 2010	6,416	12,413	$22.80	0.9	$16.6
Weighted-average exercise price, as of December 31, 2010	$22.40	$23.00
Weighted-average remaining contractual term	1.0	0.9
Aggregate intrinsic value (in millions)	$7.5	$9.1

Cash received from cash settled options exercised during the year ended December 31, 2010 was $34 million.

Exercised Stock Options

Year ended December 31 (in millions)	2010	2009	2008
Intrinsic value of options exercised	$8	$—	$85
Tax benefit of options exercised	$3	$—	$30

The stock option information above does not include 4.5 million stock options outstanding, with a weighted-average exercise price of $20.64 per share, for the year ended December 31, 2010. These stock options were issued under a stock option liquidity program in 2005 and will expire by the end of 2012.

We also maintain a deferred stock option plan for certain employees and directors that provided the optionees with the opportunity to defer the receipt of shares of Class A or Class A Special com-

mon stock that would otherwise be deliverable when the stock options are exercised. As of December 31, 2010, approximately 1.9 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by the optionees under the deferred stock option plan.

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (“participants”) may be granted RSU awards in units of Class A or Class A Special common stock. Under the restricted stock plan, a combined total of approximately 51 million shares of our Class A and Class A Special common stock are reserved for issuance, including those outstanding as of

December 31, 2010. RSUs, which are valued based on the closing price on the date of grant and discounted for the lack of dividends, if any, during the vesting period, entitle participants to receive, at the time of vesting, one share of common stock for each RSU. The awards vest annually, generally over a period not to exceed 5

Comcast 2010 Annual Report on Form 10-K	78

years, and do not have voting or dividend rights prior to vesting. The table below summarizes the weighted-average fair value at the date of grants of the RSUs.

	2010	2009	2008
Weighted-average fair value at grant date	$16.94	$13.60	$18.06

2010 Restricted Stock Plan Activity

	Nonvested Restricted Share Unit Awards (in thousands)	Weighted- Average Fair Value at Grant Date
Class A Common Stock
Nonvested awards outstanding as of January 1, 2010	26,537	$17.34
Granted	10,803	$16.94
Vested	(5,464)	$18.57
Forfeited	(2,325)	$17.40
Nonvested awards outstanding as of December 31, 2010	29,551	$16.94

Vested Restricted Share Units

Year ended December 31 (in millions)	2010	2009	2008
Fair value of RSUs vested	$99	$61	$65
Tax benefit of RSUs vested	$36	$22	$23

The restricted stock plan also provides certain employees and directors the opportunity to defer the receipt of shares of Class A or Class A Special common stock that would otherwise be deliverable when their RSUs vest. As of December 31, 2010, approximately 1.1 million and 76,000 shares of Class A common stock and Class A Special common stock, respectively, were issuable under vested RSU awards, the receipt of which was irrevocably deferred by participants.

Employee Stock Purchase Plan

We maintain an employee stock purchase plan that offers employees the opportunity to purchase shares of Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under the plan as share-based compensation expense. The employee cost associated with participation in the plan was satisfied with payroll deductions of approximately $50 million, $48 million and $50 million in 2010, 2009 and 2008, respectively.

Note 16: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2010	2009	2008
Current expense (benefit)
Federal	$1,502	$802	$751
State	385	(156)	287
	1,887	646	1,038
Deferred expense (benefit)
Federal	463	945	547
State	86	(113)	(52)
	549	832	495
Income tax expense	$2,436	$1,478	$1,533

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2010	2009	2008
Federal tax at statutory rate	$2,136	$1,787	$1,420
State income taxes, net of federal benefit	204	174	45
Nondeductible losses from joint ventures and equity in net income (losses) of affiliates, net	—	1	(1)
Benefit related to certain subsidiary reorganizations	—	(151)	—
Adjustments to uncertain and effectively settled tax positions	37	(178)	34
Accrued interest on uncertain and effectively settled tax positions, net	60	(120)	65
Other	(1)	(35)	(30)
Income tax expense	$2,436	$1,478	$1,533

79	Comcast 2010 Annual Report on Form 10-K

Components of Net Deferred Tax Liability

December 31 (in millions)	2010	2009
Deferred Tax Assets:
Net operating loss carryforwards	$343	$375
Differences between book and tax basis of long-term debt	123	137
Nondeductible accruals and other	1,301	1,188
Less: Valuation allowance	(207)	(214)
	1,560	1,486
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	28,468	27,870
Differences between book and tax basis of investments	627	662
Differences between book and tax basis of indexed debt securities	537	514
	29,632	29,046
Net deferred tax liability	$28,072	$27,560

Changes in net deferred income tax liabilities in 2010 that were not recorded as deferred income tax expense are related to decreases of approximately $37 million associated with items included in other comprehensive income (loss). Our net deferred tax liability includes approximately $23 billion related to franchise rights that will remain unchanged unless we recognize an impairment or dispose of a franchise.

Net deferred tax assets included in current assets are primarily related to our current investments and current liabilities. As of December 31, 2010, we had federal net operating loss carryforwards of $173 million and various state net operating loss carryforwards that expire in periods through 2030. The determination of the state net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2010 and 2009, our valuation allowance was related primarily to state net operating loss carryforwards. In 2010, 2009 and 2008, income tax benefits (expense) attributable to share-based compensation of approximately $(3) million, $14 million and $28 million, respectively, were allocated to shareholders’ equity.

Uncertain Tax Positions

Our uncertain tax positions as of December 31, 2010 totaled $1.3 billion, excluding the federal benefits on state tax positions that have been recorded as deferred income taxes. If we were to recognize the tax benefit for such positions in the future, approximately $1.0 billion would impact our effective tax rate, and the remaining amount would increase our deferred income tax liability.

Reconciliation of Unrecognized Tax Benefits

(in millions)	2010	2009	2008
Balance, January 1	$1,185	$1,450	$1,921
Additions based on tax positions related to the current year	69	57	55
Additions based on tax positions related to prior years	59	—	30
Reductions for tax positions of prior years	(28)	(257)	(411)
Reductions due to expiration of statute of limitations	(24)	—	(3)
Settlements with taxing authorities	(10)	(65)	(142)
Balance, December 31	$1,251	$1,185	$1,450

As of December 31, 2010 and 2009, we had accrued approximately $604 million and $519 million, respectively, of interest associated with our uncertain tax positions.

We anticipate that the Internal Revenue Service (“IRS”) and various states will begin examining our 2009 tax returns in 2011. During 2010, the IRS completed its examination of our income tax returns for 2007 and 2008 and did not propose any material adjustments. The IRS completed its examination of our income tax returns for the years 2000 through 2006 and proposed certain adjustments that relate primarily to certain financing transactions. We are currently disputing those proposed adjustments, and we filed petitions with the United States Tax Court in January 2011. If the adjustments are sustained, they would not have a material impact on our effective tax rate. Tax years of our state tax returns currently under examination vary by state. The majority of the periods under examination relate to tax years 2000 and forward, with a select few dating back to 1993.

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

Comcast 2010 Annual Report on Form 10-K	80

Note 17: Statement of Cash Flows — Supplemental Information

Year ended December 31 (in millions)	2010	2009	2008
Interest	$1,983	$2,040	$2,256
Income taxes	$1,864	$1,303	$762

Noncash Financing and Investing Activities

During 2010, we:

•	recorded a liability of approximately $263 million for a quarterly cash dividend of $0.0945 per common share paid in January 2011, which is a noncash financing activity

•	acquired approximately $611 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

During 2009, we:

•	recorded a liability of approximately $268 million for a quarterly cash dividend of $0.0945 per common share paid in January 2010, which is a noncash financing activity

•	acquired approximately $389 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

During 2008, we:

•	exchanged our 50% interest in the Insight asset pool for Insight’s 50% interest in the Comcast asset pool, which is a noncash investing activity

•	recorded a liability of approximately $180 million for a quarterly cash dividend of $0.0625 per common share paid in January 2009, which is a noncash financing activity

•	acquired approximately $559 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

•	issued an interest in a consolidated entity with a value of approximately $145 million in exchange for certain programming rights, which is a noncash investing activity

Note 18: Commitments and Contingencies

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

One of our subsidiaries supported debt compliance with respect to obligations of a cable system in which we held an ownership interest. We sold our interest in this cable system during 2010 and no longer have this obligation.

The table below summarizes our minimum annual commitments under the programming license agreements of our programming networks and regional sports networks and our minimum annual rental commitments for office space, equipment and transponder service agreements under operating leases.

As of December 31, 2010 (in millions)	Programming License Agreements	Operating Leases
2011	$634	$324
2012	$597	$261
2013	$610	$225
2014	$608	$195
2015	$602	$172
Thereafter	$5,734	$829

The table below presents our rental expense and programming license expense charged to operations.

Year ended December 31 (in millions)	2010	2009	2008
Rental expense	$424	$418	$436
Programming license expense	$731	$671	$548

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

81	Comcast 2010 Annual Report on Form 10-K

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

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. The plaintiffs have appealed that order to the Ninth Circuit Court of Appeals. Oral argument on the appeal has been scheduled for March 2011.

In addition, we are the defendant in 22 purported class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multidistrict litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama. In September 2010, the plaintiffs filed an amended complaint alleging violations of additional state antitrust laws and unfair/deceptive trade practices acts on behalf of new subclasses in Connecticut, Florida, Minnesota, Missouri, New Jersey, New Mexico and West Virginia. In the amended complaint, plaintiffs dropped their unjust enrichment claim, as well as their state law claims on behalf of the Alabama, Illinois and Pennsylvania subclasses. In November 2010, the court stayed the case until the United States Supreme Court renders its decision in AT&T Mobility LLC v. Concepcion.

The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multidistrict litigation described above. In March 2010, the Eastern District of Pennsylvania denied the Attorney General’s motion to remand the case back to West Virginia state court. In June 2010, the Attorney General moved to sever and remand the portion of the claims seeking civil penalties and injunctive relief back to West Virginia state court. We filed a brief in opposition to the motion in July 2010.

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

Comcast 2010 Annual Report on Form 10-K	82

to continue to invest in the company stock account during a time in 2007 when we allegedly knew (but had not disclosed) that we would not meet our forecasted results. In July 2010, the parties agreed to settle this action with a payment by us of $5 million and our agreement to take certain action with respect to the administration of the plan. On January 26, 2011, the court approved the settlement and dismissed the action with prejudice.

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

*    *    *

We believe the claims in each of the pending actions described above in this item are without merit and intend to defend the actions vigorously. We cannot predict the outcome of any of the actions described above, including a range of possible loss, or how the final resolution of any such actions would impact our results of operations or cash flows for any one period or our consolidated financial position. Nevertheless, the final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

83	Comcast 2010 Annual Report on Form 10-K

Note 19: Financial Data by Business Segment

Our reportable segments consist of our Cable and Programming businesses. In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Assets are not allocated to segments for management reporting, although over 95% of our assets relate to the Cable segment as of December 31, 2010. See Note 21 for information on changes to our reportable segments in 2011. Our financial data by business segment is presented in the table below.

(in millions)	Cable(a)(b)	Programming(c)	Corporate and Other(d)(e)	Eliminations(f)	Total
2010
Revenue(g)	$35,762	$1,674	$883	$(382)	$37,937
Operating income (loss) before depreciation and amortization(h)	14,561	469	(431)	(3)	14,596
Depreciation and amortization	6,253	236	126	1	6,616
Operating income (loss)	8,308	233	(557)	(4)	7,980
Capital expenditures	4,847	34	80	—	4,961
2009
Revenue(g)(i)	$33,867	$1,496	$739	$(346)	$35,756
Operating income (loss) before depreciation and amortization(h)(i)	13,686	389	(359)	(2)	13,714
Depreciation and amortization(i)	6,226	196	107	(29)	6,500
Operating income (loss)(i)	7,460	193	(466)	27	7,214
Capital expenditures	5,037	34	46	—	5,117
2008
Revenue(g)(i)	$32,622	$1,426	$632	$(257)	$34,423
Operating income (loss) before depreciation and amortization(h)(i)	13,163	362	(391)	(2)	13,132
Depreciation and amortization(i)	6,137	199	96	(32)	6,400
Operating income (loss)(i)	7,026	163	(487)	30	6,732
Capital expenditures	5,545	44	161	—	5,750

(a)	For the years ended December 31, 2010, 2009 and 2008, Cable segment revenue was derived from the following sources:

	2010	2009	2008
Video	54.6%	57.2%	58.8%
High-speed Internet	24.0%	22.9%	22.2%
Phone	10.3%	9.6%	8.1%
Advertising	5.1%	4.3%	5.2%
Franchise and other regulatory fees	2.8%	2.8%	2.8%
Other	3.2%	3.2%	2.9%
Total	100.0%	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

(b)	Our Cable segment includes our regional sports and news networks.

(c)	Our Programming segment consists primarily of our consolidated national cable programming networks, E!, Golf Channel, VERSUS, G4 and Style.

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

(f)	Included in the Eliminations column are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Programming segment generates revenue by selling cable network programming to our Cable segment, which represents a substantial majority of the revenue elimination amount

•	our Cable segment receives incentives offered by our Programming segment when negotiating programming contracts that are recorded as a reduction to programming expenses

•	our Cable segment generates revenue by selling advertising and by selling the use of satellite feeds to our Programming segment

•	our Cable segment generates revenue by providing network services to Comcast Interactive Media

(g)	Non-U.S. revenue was not significant in any period. No single customer accounted for a significant amount of our revenue in any period.

Comcast 2010 Annual Report on Form 10-K	84

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

(i)

The 2009 and 2008 Cable segment and Corporate and Other amounts have been adjusted for segment reclassifications to be consistent with our 2010 management reporting presentation. The adjustments resulted in the reclassification of revenue, operating income (loss) before depreciation and amortization, depreciation and amortization, and operating income from Corporate and Other to our Cable segment for the amounts presented below.

Year ended December 31 (in millions)	2009	2008
Revenue	$10	$12
Operating income (loss) before depreciation and amortization	$(8)	$(7)
Depreciation and amortization	$12	$12
Operating income (loss)	$(20)	$(19)

Note 20: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2010
Revenue	$9,202	$9,525	$9,489	$9,721	$37,937
Operating income	$1,935	$2,078	$1,954	$2,013	$7,980
Net income attributable to Comcast Corporation	$866	$884	$867	$1,018	$3,635
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.31	$0.31	$0.37	$1.29
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.31	$0.31	$0.36	$1.29
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0945	$0.0945	$0.0945	$0.0945	$0.378
2009
Revenue	$8,866	$8,978	$8,845	$9,067	$35,756
Operating income	$1,811	$1,875	$1,711	$1,817	$7,214
Net income attributable to Comcast Corporation	$772	$967	$944	$955	$3,638
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.27	$0.33	$0.33	$0.33	$1.27
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.27	$0.33	$0.33	$0.33	$1.26
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0675	$0.0675	$0.0675	$0.0945	$0.297

85	Comcast 2010 Annual Report on Form 10-K

Note 21: Subsequent Events

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the historical businesses of NBC Universal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC network and its owned NBC affiliated local television stations, the Telemundo network and its owned Telemundo affiliated local television stations, Universal Pictures filmed entertainment, the Universal Studios Hollywood theme park and other related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (“Comcast Content Business”). In addition to contributing the Comcast Content Business, we also made a cash payment of $6.2 billion at the closing. The cash paid will be adjusted subsequent to close to reflect final balances of certain working capital accounts and other closing adjustments. The transaction also calls for the payment to GE, in the future, of certain tax benefits to the extent realized. The combination of businesses creates a leading media and entertainment company capable of providing entertainment, news, sports and other content to a global audience across all platforms.

In connection with the NBCUniversal transaction, NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt during 2010. Immediately prior to the closing, NBCUniversal distributed approximately $7.4 billion to GE.

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning on July 28, 2014 GE has the right to cause NBCUniversal Holdings to redeem half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE exercises its first redemption right, we have the immediate right to purchase the remainder of GE’s interest. If GE does not exercise its first redemption right, during the six month period beginning on January 28, 2016, we have the right to purchase half of GE’s interest in NBCUniversal Holdings. During the six month period beginning January 28, 2019, we have the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase described in this paragraph will be equal to the ownership percentage being purchased multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less

50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion), with amounts not used in the first redemption to be available for the second redemption to the extent NBCUniversal Holdings cannot fund the redemptions.

Until July 28, 2014, GE may not directly or indirectly transfer its interest in NBCUniversal Holdings. Thereafter, GE may transfer its interest to a third party, subject to our right of first offer. The right of first offer would permit us to purchase all, but not less than all, of the interests proposed to be transferred. In the event that GE makes a registration request in accordance with certain registration rights that are granted to it under the agreement, we will have the right to purchase, for cash at the market value (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), all of GE’s interest in NBCUniversal Holdings that GE is seeking to register.

As a result of the NBCUniversal transaction, beginning in 2011 we expect to present five reportable segments, Cable Distribution (currently presented in our Cable segment), Cable Networks, Broadcast Networks, Filmed Entertainment and Theme Parks. Our Programming segment, our regional sports and news networks (currently presented in our Cable segment) and our contributed Comcast Interactive Media businesses (currently presented in Corporate and Other) will be presented with NBCUniversal’s businesses in the new segments. The businesses of Comcast Interactive Media that were not contributed to NBCUniversal will be included in the Cable Distribution segment.

Acquisition-Related Expenses

In connection with the NBCUniversal transaction, we have incurred incremental expenses related to legal, accounting and valuation services, which are reflected in operating, selling, general and administrative expenses. We also incurred certain financing costs and other shared costs with GE associated with debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010, which are reflected in other income (expense) and interest expense. The table below presents the amounts related to these expenses included in our consolidated statement of operations.

Year ended December 31, 2010 (in millions)
Operating, selling, general and administrative expenses	$80
Other expense	$129
Interest expense	$7

Comcast 2010 Annual Report on Form 10-K	86

Additional fees paid in connection with the closing of the transaction will be recorded as expenses in the first quarter of 2011.

Preliminary Purchase Price Allocation and Unaudited Pro Forma Information

Since we now control NBCUniversal Holdings, we will apply acquisition accounting to the NBCUniversal contributed businesses and their results of operations will be included in our consolidated results of operations following the acquisition date. The NBCUniversal contributed businesses will be recorded at their estimated fair value. The Comcast Content Business will continue at its historical or carry-over basis. GE’s interest in NBCUniversal Holdings will be recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined above.

Due to the limited time since the acquisition date and limitations on access to NBCUniversal information prior to the acquisition date, the initial accounting for the business combination is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction, including the information required for indemnification assets, contingencies, noncontrolling interests and goodwill. Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity. We will include this information in our Quarterly Report on Form 10-Q for the three months ended March 31, 2011.

87	Comcast 2010 Annual Report on Form 10-K

Note 22: Condensed Consolidating Financial Information

Comcast Corporation and four of our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Corporation provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and the $202 million principal amount currently outstanding of Comcast Holdings’ 10  5/8% senior subordinated debentures due 2012. Comcast Corporation does not guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029. Our condensed consolidating financial information is presented in the tables below.

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,984	$—	$5,984
Investments	—	—	—	—	81	—	81
Accounts receivable, net	—	—	—	—	1,855	—	1,855
Other current assets	162	—	—	—	804	—	966
Total current assets	162	—	—	—	8,724	—	8,886
Investments	—	—	—	—	6,670	—	6,670
Investments in and amounts due from subsidiaries eliminated upon consolidation	68,987	90,076	52,652	72,629	12,339	(296,683)	—
Property and equipment, net	278	—	—	—	23,237	—	23,515
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	14,958	—	14,958
Other intangible assets, net	10	—	—	—	3,592	—	3,602
Other noncurrent assets, net	1,128	45	—	148	959	(819)	1,461
Total assets	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$6	$3	$—	$—	$3,282	$—	$3,291
Accrued expenses and other current liabilities	1,038	187	74	266	1,578	—	3,143
Current portion of long-term debt	755	1,000	—	—	45	—	1,800
Total current liabilities	1,799	1,190	74	266	4,905	—	8,234
Long-term debt, less current portion	22,754	3,963	2,339	310	249	—	29,615
Deferred income taxes	—	—	—	704	28,218	(676)	28,246
Other noncurrent liabilities	1,658	—	—	—	6,347	(143)	7,862
Redeemable noncontrolling interests	—	—	—	—	143	—	143
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	44,322	84,968	50,239	71,497	89,979	(296,683)	44,322
Total Comcast Corporation shareholders’ equity	44,354	84,968	50,239	71,497	89,979	(296,683)	44,354
Noncontrolling interests	—	—	—	—	80	—	80
Total equity	44,354	84,968	50,239	71,497	90,059	(296,683)	44,434
Total liabilities and equity	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

Comcast 2010 Annual Report on Form 10-K	88

Condensed Consolidating Balance Sheet

December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$671	$—	$671
Investments	—	—	—	—	50	—	50
Accounts receivable, net	—	—	—	—	1,711	—	1,711
Other current assets	169	2	—	—	620	—	791
Total current assets	169	2	—	—	3,052	—	3,223
Investments	—	—	—	—	5,947	—	5,947
Investments in and amounts due from subsidiaries eliminated upon consolidation	73,943	80,766	47,141	69,959	5,721	(277,530)	—
Property and equipment, net	299	—	—	—	23,556	—	23,855
Franchise rights	—	—	—	—	59,452	—	59,452
Goodwill	—	—	—	—	14,933	—	14,933
Other intangible assets, net	11	—	—	—	4,094	—	4,105
Other noncurrent assets, net	419	13	—	6	780	—	1,218
Total assets	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$14	$—	$—	$—	$3,080	$—	$3,094
Accrued expenses and other current liabilities	1,009	176	75	131	1,608	—	2,999
Current portion of long-term debt	1,100	—	—	—	56	—	1,156
Total current liabilities	2,123	176	75	131	4,744	—	7,249
Long-term debt, less current portion	20,089	4,925	2,352	326	248	—	27,940
Deferred income taxes	8,068	—	—	697	19,035	—	27,800
Other noncurrent liabilities	1,840	—	—	171	4,756	—	6,767
Redeemable noncontrolling interests	—	—	—	—	166	—	166
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	42,689	75,680	44,714	68,640	88,496	(277,530)	42,689
Total Comcast Corporation shareholders’ equity	42,721	75,680	44,714	68,640	88,496	(277,530)	42,721
Noncontrolling interests	—	—	—	—	90	—	90
Total equity	42,721	75,680	44,714	68,640	88,586	(277,530)	42,811
Total liabilities and equity	$74,841	$80,781	$47,141	$69,965	$117,535	$(277,530)	$112,733

89	Comcast 2010 Annual Report on Form 10-K

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$37,937	$—	$37,937
Management fee revenue	808	726	452	—	—	(1,986)	—
	808	726	452	—	37,937	(1,986)	37,937
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	15,250	—	15,250
Selling, general and administrative	444	726	452	59	8,396	(1,986)	8,091
Depreciation	29	—	—	—	5,510	—	5,539
Amortization	3	—	—	—	1,074	—	1,077
	476	726	452	59	30,230	(1,986)	29,957
Operating income (loss)	332	—	—	(59)	7,707	—	7,980
Other Income (Expense):
Interest expense	(1,402)	(402)	(173)	(33)	(146)	—	(2,156)
Investment income (loss), net	8	—	—	7	273	—	288
Equity in net income (losses) of affiliates, net	4,329	4,741	3,015	4,675	(141)	(16,760)	(141)
Other income (expense)	(5)	—	—	—	138	—	133
	2,930	4,339	2,842	4,649	124	(16,760)	(1,876)
Income (loss) before income taxes	3,262	4,339	2,842	4,590	7,831	(16,760)	6,104
Income tax (expense) benefit	373	141	61	30	(3,041)	—	(2,436)
Net income (loss) from consolidated operations	3,635	4,480	2,903	4,620	4,790	(16,760)	3,668
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(33)	—	(33)
Net income (loss) attributable to Comcast Corporation	$3,635	$4,480	$2,903	$4,620	$4,757	$(16,760)	$3,635

Comcast 2010 Annual Report on Form 10-K	90

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$35,756	$—	$35,756
Management fee revenue	768	678	439	—	—	(1,885)	—
	768	678	439	—	35,756	(1,885)	35,756
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	14,380	—	14,380
Selling, general and administrative	362	678	439	57	8,011	(1,885)	7,662
Depreciation	29	—	—	—	5,454	—	5,483
Amortization	—	—	—	—	1,017	—	1,017
	391	678	439	57	28,862	(1,885)	28,542
Operating income (loss)	377	—	—	(57)	6,894	—	7,214
Other Income (Expense):
Interest expense	(1,296)	(666)	(223)	(29)	(134)	—	(2,348)
Investment income (loss), net	3	—	—	8	271	—	282
Equity in net income (losses) of affiliates, net	4,233	4,913	3,275	4,781	(64)	(17,202)	(64)
Other income (expense)	—	—	—	—	22	—	22
	2,940	4,247	3,052	4,760	95	(17,202)	(2,108)
Income (loss) before income taxes	3,317	4,247	3,052	4,703	6,989	(17,202)	5,106
Income tax (expense) benefit	321	233	78	27	(2,137)	—	(1,478)
Net income (loss) from consolidated operations	3,638	4,480	3,130	4,730	4,852	(17,202)	3,628
Net (income) loss attributable to noncontrolling interests	—	—	—	—	10	—	10
Net income (loss) attributable to Comcast Corporation	$3,638	$4,480	$3,130	$4,730	$4,862	$(17,202)	$3,638

91	Comcast 2010 Annual Report on Form 10-K

Condensed Consolidating Statement of Operations

For the Year Ended December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$34,423	$—	$34,423
Management fee revenue	735	639	413	—	—	(1,787)	—
	735	639	413	—	34,423	(1,787)	34,423
Costs and Expenses:
Operating (excluding depreciation and amortization)	—	—	—	—	13,662	—	13,662
Selling, general and administrative	358	639	413	53	7,953	(1,787)	7,629
Depreciation	23	—	—	—	5,434	—	5,457
Amortization	—	—	—	—	943	—	943
	381	639	413	53	27,992	(1,787)	27,691
Operating income (loss)	354	—	—	(53)	6,431	—	6,732
Other Income (Expense):
Interest expense	(1,307)	(632)	(212)	(146)	(142)	—	(2,439)
Investment income (loss), net	(40)	—	—	57	72	—	89
Equity in net income (losses) of affiliates, net	3,196	4,416	2,842	3,942	24	(14,459)	(39)
Other income (expense)	(5)	—	—	—	(280)	—	(285)
	1,844	3,784	2,630	3,853	(326)	(14,459)	(2,674)
Income (loss) before income taxes	2,198	3,784	2,630	3,800	6,105	(14,459)	4,058
Income tax (expense) benefit	349	221	74	50	(2,227)	—	(1,533)
Net income (loss) from consolidated operations	2,547	4,005	2,704	3,850	3,878	(14,459)	2,525
Net (income) loss attributable to noncontrolling interests	—	—	—	—	22	—	22
Net income (loss) attributable to Comcast Corporation	$2,547	$4,005	$2,704	$3,850	$3,900	$(14,459)	$2,547

Comcast 2010 Annual Report on Form 10-K	92

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(391)	$(257)	$(132)	$(235)	$12,194	$—	$11,179
Investing Activities:
Net transactions with affiliates	488	257	132	248	(1,125)	—	—
Capital expenditures	(7)	—	—	—	(4,954)	—	(4,961)
Cash paid for intangible assets	(2)	—	—	—	(534)	—	(536)
Acquisitions, net of cash acquired	—	—	—	—	(183)	—	(183)
Proceeds from sales of investments	—	—	—	—	99	—	99
Purchases of investments	—	—	—	—	(260)	—	(260)
Other	—	—	—	—	130	—	130
Net cash provided by (used in) investing activities	479	257	132	248	(6,827)	—	(5,711)
Financing Activities:
Proceeds from borrowings	3,390	—	—	—	30	—	3,420
Repurchases and repayments of debt	(1,100)	—	—	(13)	(40)	—	(1,153)
Repurchases of common stock	(1,200)	—	—	—	—	—	(1,200)
Dividends paid	(1,064)	—	—	—	—	—	(1,064)
Issuances of common stock	34	—	—	—	—	—	34
Other	(148)	—	—	—	(44)	—	(192)
Net cash provided by (used in) financing activities	(88)	—	—	(13)	(54)	—	(155)
Increase (decrease) in cash and cash equivalents	—	—	—	—	5,313	—	5,313
Cash and cash equivalents, beginning of year	—	—	—	—	671	—	671
Cash and cash equivalents, end of year	$—	$—	$—	$—	$5,984	$—	$5,984

93	Comcast 2010 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$115	$(472)	$(185)	$3	$10,820	$—	$10,281
Investing Activities:
Net transactions with affiliates	1,215	3,438	539	259	(5,451)	—	—
Capital expenditures	(25)	—	—	—	(5,092)	—	(5,117)
Cash paid for intangible assets	(11)	—	—	—	(511)	—	(522)
Acquisitions, net of cash acquired	—	—	—	—	(88)	—	(88)
Proceeds from sales of investments	—	—	—	—	102	—	102
Purchases of investments	—	—	—	—	(346)	—	(346)
Other	—	—	—	—	74	—	74
Net cash provided by (used in) investing activities	1,179	3,438	539	259	(11,312)	—	(5,897)
Financing Activities:
Proceeds from borrowings	1,492	—	—	—	72	—	1,564
Repurchases and repayments of debt	(1,241)	(2,836)	(312)	(262)	(87)	—	(4,738)
Repurchases of common stock	(765)	—	—	—	—	—	(765)
Dividends paid	(761)	—	—	—	—	—	(761)
Issuances of common stock	1	—	—	—	—	—	1
Other	(20)	(130)	(42)	—	(17)	—	(209)
Net cash provided by (used in) financing activities	(1,294)	(2,966)	(354)	(262)	(32)	—	(4,908)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(524)	—	(524)
Cash and cash equivalents, beginning of year	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of year	$—	$—	$—	$—	$671	$—	$671

Comcast 2010 Annual Report on Form 10-K	94

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2008

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(446)	$(441)	$(175)	$9	$11,284	$—	$10,231
Investing Activities:
Net transactions with affiliates	2,269	622	475	310	(3,676)	—	—
Capital expenditures	(140)	—	—	—	(5,610)	—	(5,750)
Cash paid for intangible assets	—	—	—	—	(527)	—	(527)
Acquisitions, net of cash acquired	—	—	—	—	(738)	—	(738)
Proceeds from sales of investments	—	—	—	—	737	—	737
Purchases of investments	—	—	—	—	(1,167)	—	(1,167)
Other	(76)	—	—	—	44	—	(32)
Net cash provided by (used in) investing activities	2,053	622	475	310	(10,937)	—	(7,477)
Financing Activities:
Proceeds from borrowings	1,998	1,510	—	—	27	—	3,535
Repurchases and repayments of debt	(308)	(1,691)	(300)	(263)	(48)	—	(2,610)
Repurchases of common stock	(2,800)	—	—	—	—	—	(2,800)
Dividends paid	(547)	—	—	—	—	—	(547)
Issuances of common stock	53	—	—	—	—	—	53
Other	(3)	—	—	(56)	(94)	—	(153)
Net cash provided by (used in) financing activities	(1,607)	(181)	(300)	(319)	(115)	—	(2,522)
Increase (decrease) in cash and cash equivalents	—	—	—	—	232	—	232
Cash and cash equivalents, beginning of year	—	—	—	—	963	—	963
Cash and cash equivalents, end of year	$—	$—	$—	$—	$1,195	$—	$1,195

95	Comcast 2010 Annual Report on Form 10-K

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

Refer to Management’s Report on Internal Control Over Financial Reporting on page 54.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 55.

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

Item 9B: Other Information

None.

Comcast 2010 Annual Report on Form 10-K	96

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2011. We refer to this proxy statement as the 2011 Proxy Statement.

The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure; as of the date of this Annual Report on Form 10-K.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	51	1986	Chairman and CEO; President
Michael J. Angelakis	46	2007	Executive Vice President; Chief Financial Officer
Stephen B. Burke	52	1998	Executive Vice President; Chief Executive Officer, NBCUniversal Holdings and NBCUniversal
David L. Cohen	55	2002	Executive Vice President
Neil Smit	52	2011	Executive Vice President; President, Comcast Cable
Arthur R. Block	56	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	54	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2010, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of the National Cable and Telecommunications Association.

Michael J. Angelakis has served as Executive Vice President and Chief Financial Officer of Comcast Corporation since March 2007. Before March 2007, Mr. Angelakis served as Managing Director and as a member of the Management and Investment Committees of Providence Equity Partners for more than five years.

Stephen B. Burke has served as our Executive Vice President for more than five years. On January 28, 2011, Mr. Burke became the President and Chief Executive Officer of NBCUniversal Holdings and NBCUniversal and resigned from his position as our Chief Operating Officer, which position he had held for more than five years. Mr. Burke also had been the President of Comcast Cable until March 2010. Mr. Burke is also a director of JPMorgan Chase & Company and Berkshire Hathaway, Incorporated.

David L. Cohen has served as an Executive Vice President for more than five years.

Neil Smit has served as the President of Comcast Cable since March 2010, and became our Executive Vice President on January 28, 2011. Before March 2010, Mr. Smit had been the President and Chief Executive Officer and a director of Charter Communications, Inc., a leading cable company, since August 2005. Charter Communications filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2009 and emerged from Chapter 11 bankruptcy in November 2009.

Arthur R. Block has served as our Senior Vice President, General Counsel and Secretary for more than five years.

Lawrence J. Salva has served as our Senior Vice President, Controller and Chief Accounting Officer for more than five years.

Item 11: Executive Compensation

We incorporate the information required by this item by reference to our 2011 Proxy Statement.

97	Comcast 2010 Annual Report on Form 10-K

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to our 2011 Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to our 2011 Proxy Statement.

Item 14: Principal Accountant Fees and Services

We incorporate the information required by this item by reference to our 2011 Proxy Statement.

We intend to file our 2011 Proxy Statement for our annual meeting of shareholders with the SEC on or before April 30, 2011.

Comcast 2010 Annual Report on Form 10-K	98

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 53 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 105 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

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

4.3

Rights Agreement dated as of November 18, 2002, between Comcast Corporation and EquiServe Trust Company, N.A. (n/k/a Computershare Inc.), as Rights Agent, which includes the Form of Certificate of Designation of Series A Participant’s Cumulative Preferred Stock as Exhibit A and the Form of Right Certificate as Exhibit B (incorporated by reference to our registration statement on Form 8-A12g filed on November 18, 2002).

4.4

Amendment No. 1 to Rights Agreement dated as of December 20, 2010, among Comcast Corporation, EquiServe Trust Company, N.A. (n/k/a Computershare Inc.), and Wells Fargo Bank, National Association, as Rights Agent (incorporated by reference to our registration statement on Form 8-A/A filed on December 20, 2010).

4.5

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

4.7

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

10.3*

Comcast Corporation 2003 Stock Option Plan, as amended and restated effective July 23, 2010 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010).

10.4*

Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective October 7, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

99	Comcast 2010 Annual Report on Form 10-K

10.5*

Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective February 10, 2009 (incorporated by reference to Exhibit 10.5 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.6*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective December 15, 2010.

10.7*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective December 15, 2010.

10.8*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10.12 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.9*

Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective October 27, 2009 (incorporated by reference to Exhibit 10.9 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.10*

Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 2010 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.11*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective October 3, 2007 (incorporated by reference to Exhibit 10.13 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.12*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective January 1, 2011.

10.13*

Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.14*

Certificate of Interest of Julian Brodsky under the Comcast Holdings Corporation Unfunded Plan of Deferred Compensation (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2002).

10.15*

Employment Agreement between Comcast Corporation and Julian A. Brodsky, dated as of May 1, 2009 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.16*

Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 22, 2009).

10.17*	Employment Agreement between Comcast Corporation and David L. Cohen dated November 7, 2005 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on November 10, 2005).

10.18*

Amendment No. 1 to Employment Agreement between Comcast Corporation and David L. Cohen dated November 11, 2005 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.19*

Amendment No. 2 to Employment Agreement between Comcast Corporation and David L. Cohen dated January 25, 2006 (incorporated by reference to Exhibit 10.26 to our Annual Report on Form 10-K for the year ended December 31, 2005).

10.20*	Amendment No. 3 to Employment Agreement between Comcast Corporation and David L. Cohen dated December 31, 2010.

10.21*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 5, 2005).

10.22*

Amendment to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of February 13, 2009 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2009).

10.23*

Amendment No. 2 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.24*

Amendment No. 3 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2010 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10Q for the quarter ended June 30, 2010).

10.25*	Amendment No. 4 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2010.

10.26*	Notice of Rights Waiver from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on February 13, 2009).

10.27*	Notice of Termination from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on February 13, 2009).

10.28*	Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 27, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2007).

Comcast 2010 Annual Report on Form 10-K	100

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

10.37*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective as of January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.38*

Employment Agreement between Comcast Corporation and Michael J. Angelakis, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on December 22, 2009).

10.39*

Employment Agreement between Comcast Corporation and Arthur R. Block, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on December 22, 2009).

10.40*

Amendment No. 1 to Employment Agreement between Comcast Corporation and Arthur R. Block, dated as of January 26, 2010 (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.41*

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

10.44*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 99.4 to our Current Report on Form 8-K filed on December 22, 2009).

10.45*

Form of Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 99.5 to our Current Report on Form 8-K filed on December 22, 2009).

10.46*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.47	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

101	Comcast 2010 Annual Report on Form 10-K

10.48

Master Agreement, dated as of December 3, 2009, by and among General Electric Company, NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2009).

10.49

Amendment No. 1, dated as of January 28, 2011, to Master Agreement, dated as of December 3, 2009, by and among General Electric Company, NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC).

10.50	Amended and Restated Limited Liability Company Agreement of Navy, LLC (n/k/a NBCUniversal, LLC), dated as of January 28, 2011.

12.1	Statement of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes- Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes- Oxley Act of 2002.

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on February 25, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Operations; (iii) the Consolidated Statement of Cash Flows; (iv) the Consolidated Statement of Changes in Equity; (v) the Consolidated Statement of Comprehensive Income and (vi) the Notes to Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

Comcast 2010 Annual Report on Form 10-K	102

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 25, 2011.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s / BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 25, 2011

/s/ RALPH J. ROBERTS Ralph J. Roberts	Founder; Chairman Emeritus of the Board	February 25, 2011

/s/ JULIAN A. BRODSKY Julian A. Brodsky	Non-Executive Vice Chairman; Director	February 25, 2011

/s/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Executive Vice President and CFO (Principal Financial Officer)	February 25, 2011

/s/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 25, 2011

/s/ S. DECKER ANSTROM S. Decker Anstrom	Director	February 25, 2011

/s/ KENNETH J. BACON Kenneth J. Bacon	Director	February 25, 2011

/s/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 25, 2011

/s/ EDWARD D. BREEN Edward D. Breen	Director	February 25, 2011

/s/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 25, 2011

/s/ J. MICHAEL COOK J. Michael Cook	Director	February 25, 2011

/s/ GERALD L. HASSELL Gerald L. Hassell	Director	February 25, 2011

/s/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 25, 2011

/s/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 25, 2011

/s/ MICHAEL I. SOVERN Michael I. Sovern	Director	February 25, 2011

103	Comcast 2010 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2010 and 2009 and for each of the three years in the period ended December 31, 2010, and the Company’s internal control over financial reporting as of December 31, 2010, and have issued our report thereon dated February 25, 2011; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15(a). This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ DELOITTE & TOUCHE LLP

Philadelphia, Pennsylvania

February 25, 2011

Comcast 2010 Annual Report on Form 10-K	104

Comcast Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Year ended December 31, 2010, 2009 and 2008

Allowance for Doubtful Accounts

(in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves(a)	Balance at End of Year
2010	$175	327	329	$173
2009	$190	385	400	$175
2008	$181	446	437	$190

(a)	Uncollectible accounts written off.

105	Comcast 2010 Annual Report on Form 10-K