Form 10-Q
period 2011-03-31
COMCAST CORP
filed 2011-05-05
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2011

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

Yes ☐ No ☒

As of March 31, 2011, there were 2,084,367,723 shares of our Class A common stock, 672,382,858 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2011. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that those statements are only our predictions. In evaluating those statements, you should specifically consider various factors, including the risks outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements.

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our business and results of operations could be adversely affected if we do not compete effectively

•	changes in technology and consumer behavior may adversely affect our businesses and results of operations

•	programming expenses for our video services are increasing, which could adversely affect our future results of operations

•

as a result of the NBCUniversal transaction, our businesses are subject to the conditions set forth in the NBCUniversal Order and the NBCUniversal Consent Decree, and there can be no assurance that these conditions will not have an adverse effect on our businesses and results of operations

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	weak economic conditions may have a negative impact on our results of operations and financial condition

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations

•

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and our results of operations may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to acquire content increase

•	the loss of our programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our business

•	sales of DVDs have been declining

•

we rely on network and information systems and other technology, as well as key properties, and a disruption, failure or destruction of such networks, systems, technology or properties may disrupt our business

•	we may be unable to obtain necessary hardware, software and operational support

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	labor disputes, whether involving our own employees or sports leagues, may disrupt our operations and adversely affect our business

•	we may face a significant withdrawal liability if we withdraw from multiemployer pension plans or be required to make additional contributions under such plans

•	the other risk factors that are described in our Annual Report on Form 10-K for the year ended December 31, 2010

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,822	$5,984
Investments	74	81
Receivables, net	3,708	1,855
Programming rights	776	122
Other current assets	1,167	844
Total current assets	7,547	8,886
Film and television costs	4,945	460
Investments	10,711	6,670
Property and equipment, net	24,911	23,515
Franchise rights	59,442	59,442
Goodwill	27,001	14,958
Other intangible assets, net	17,725	3,431
Other noncurrent assets, net	1,977	1,172
Total assets	$154,259	$118,534

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$4,858	$3,291
Accrued participations and residuals	1,152	—
Accrued expenses and other current liabilities	5,441	3,143
Current portion of long-term debt	2,296	1,800
Total current liabilities	13,747	8,234
Long-term debt, less current portion	38,130	29,615
Deferred income taxes	28,919	28,246
Other noncurrent liabilities	11,617	7,862
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	15,239	143
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,449,828,473 and 2,437,281,651; outstanding, 2,084,367,723 and 2,071,820,901	24	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 743,317,622 and 766,168,658; outstanding, 672,382,858 and 695,233,894	7	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	41,407	39,780
Retained earnings	12,504	12,158
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(97)	(99)
Total Comcast Corporation shareholders’ equity	46,328	44,354
Noncontrolling interests	279	80
Total equity	46,607	44,434
Total liabilities and equity	$154,259	$118,534

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2011	2010
Revenue	$12,128	$9,202
Costs and Expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,062	5,637
Depreciation	1,486	1,379
Amortization	356	251
	9,904	7,267
Operating income	2,224	1,935
Other Income (Expense):
Interest expense	(605)	(524)
Investment income (loss), net	89	101
Equity in net income (losses) of investees, net	(37)	(32)
Other income (expense), net	(36)	(10)
	(589)	(465)
Income before income taxes	1,635	1,470
Income tax expense	(596)	(591)
Net income from consolidated operations	1,039	879
Net (income) loss attributable to noncontrolling interests	(96)	(13)

Net income attributable to Comcast Corporation	$943	$866

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.34	$0.31
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.34	$0.31
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1125	$0.0945

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2011	2010
Net income from consolidated operations	$1,039	$879
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(3) and $—	5	1
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(6) and $—	11	—
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $4 and $—	(7)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $7 and $(1)	(12)	2
Employee benefit obligations, net of deferred taxes of $(2) and $—	3	—
Currency translation adjustments	4	(4)
Comprehensive income from consolidated operations	1,043	878
Net (income) loss attributable to noncontrolling interests	(96)	(13)
Other comprehensive (income) loss attributable to noncontrolling interests	(2)	—
Comprehensive income attributable to Comcast Corporation	$945	$865

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2011	2010
Net cash provided by operating activities	$3,468	$2,903
Investing Activities
Capital expenditures	(1,106)	(925)
Cash paid for intangible assets	(123)	(117)
Acquisitions, net of cash acquired	(5,658)	(172)
Proceeds from sales of investments	18	1
Purchases of investments	(16)	(24)
Other	(2)	(19)
Net cash provided by (used in) investing activities	(6,887)	(1,256)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	1,677	—
Proceeds from borrowings	—	2,408
Repurchases and repayments of debt	(1,759)	(612)
Repurchases of common stock	(525)	(300)
Dividends paid	(261)	(268)
Distributions to noncontrolling interests	(46)	(18)
Other	171	(45)
Net cash provided by (used in) financing activities	(743)	1,165
Increase (decrease) in cash and cash equivalents	(4,162)	2,812
Cash and cash equivalents, beginning of period	5,984	671
Cash and cash equivalents, end of period	$1,822	$3,483

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

		Common Stock
(in millions)	Redeemable Non- controlling Interests	A	A Special	B	Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2010	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811
Stock compensation plans					40	(2)				38
Repurchase and retirement of common stock					(215)	(85)				(300)
Employee stock purchase plan					14					14
Dividends declared						(267)				(267)
Other comprehensive income (loss)								(1)		(1)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests									(4)	(4)
Net income (loss)	2					866			11	877
Balance, March 31, 2010	$148	$24	$8	$—	$40,097	$10,517	$(7,517)	$(47)	$97	$43,179
Balance, January 1, 2011	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434
Stock compensation plans					182	(22)				160
Repurchase and retirement of common stock			(1)		(261)	(263)				(525)
Employee stock purchase plan					14					14
Dividends declared						(312)				(312)
Other comprehensive income (loss)	2							2		2
NBCUniversal transaction	15,166				1,692				188	1,880
Contributions from (distributions to) noncontrolling interests	(126)								(31)	(31)
Net income (loss)	54					943			42	985
Balance, March 31, 2011	$15,239	$24	$7	$—	$41,407	$12,504	$(7,517)	$(97)	$279	$46,607

See accompanying notes to condensed consolidated financial statements.

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

On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)), a leading media and entertainment company that develops, produces and distributes entertainment, news, sports and other content to global audiences. NBCUniversal’s results of operations from January 29 through March 31, 2011 are included in our consolidated results of operations. See Note 4 for more information on the transaction.

Note 2: Summary of Significant Accounting Policies

The accounting policies described below became significant to our business as a result of the NBCUniversal transaction on January 28, 2011.

Use of Estimates

In connection with the NBCUniversal transaction, we have performed a preliminary allocation of purchase price to the assets and liabilities of the businesses acquired using preliminary estimates. The estimates are subject to change as discussed in Note 4. Estimates are also used when accounting for various items, including capitalized film and television costs, amortization of owned and acquired programming, participation and residual payments, and estimates of DVD returns and customer incentives. Actual results could differ from those estimates.

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, as well as costs associated with participation and residual payments, on an individual production basis using the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources, which is referred to as ultimate revenue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. We state unamortized film and television costs at the lower of unamortized cost or fair value. We do not capitalize costs related to film exploitation, which are primarily costs associated with the marketing and distribution of film and television programming.

We state acquired film and television libraries at the lower of unamortized cost or fair value. In determining the estimated lives and method of amortization, we generally use the method and life that most closely follows the undiscounted cash flows over the estimated life of the asset.

We capitalize the costs to license programming content, including rights to multiyear live-event sports programming, at the earlier of the acquisition date or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s actual direct revenue to the estimated total remaining direct revenue or based on the contract terms.

We state the cost of acquired programming at the lower of unamortized cost or net realizable value on a program-by-program, package, channel or daypart basis. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Acquired programming used by our cable programming networks is tested on a channel basis for impairment, whereas the programming for the NBC and Telemundo broadcast networks is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or there is no plan to broadcast certain programming, we will recognize an impairment charge in other costs and expenses.

We enter into arrangements with third parties to jointly finance and distribute many of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can also vary, yet in most cases an investor assumes the full risk for the portion of the film acquired in these arrangements. We account for our proceeds under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or benefit to operating costs and expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined by reference to the ratio of actual revenue earned to date in relation to the ultimate revenue expected to be recognized over a film’s useful life.

See Note 5 for more information on film and television costs.

Revenue Recognition

We recognize revenue from the theatrical distribution of films when films are exhibited. We recognize revenue from the licensing of film and television productions when the content is available for use by the licensee, and when certain other conditions are met. When license fees are contracted as part cash and part advertising time, we recognize the advertising time component when the advertising units are aired. We recognize revenue from home entertainment units, net of estimated returns and customer incentives, on the date that units are delivered to and made available for sale by retailers.

We recognize revenue from advance theme park ticket sales when the tickets are used. For nonexpiring, multiday or annual passes, we recognize revenue over the period of benefit based on estimated usage patterns that are derived from historical experience. We recognize revenue from corporate sponsors at the theme parks over the period of the applicable contract.

We also enter into nonmonetary exchanges of advertising units for other advertising units, products or services. Advertising units exchanged for advertising units are recorded at the fair value of advertising units provided and recognized when aired. Advertising units exchanged for products or services are recorded at the fair value of the goods or services received or advertising units provided. Advertising units provided are recognized when aired and costs are recognized in the period the products or services are used.

Foreign Currency Translation

Functional currencies are determined based on entity-specific economic and management indicators. We translate the assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate in effect at the balance sheet date. We translate revenue and expenses using average exchange rates prevailing during the period. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss).

Reclassifications

Reclassifications have been made to the prior year’s condensed consolidated balance sheet to programming rights, other current assets, film and television costs, other intangible assets, net and other noncurrent assets, net to adjust to classifications used in the current period as a result of the acquisition of the NBCUniversal businesses.

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

Diluted EPS for the three months ended March 31, 2011 and 2010 excludes approximately 32 million and 192 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

Computation of Diluted EPS

	Three Months Ended March 31
	2011			2010
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$943	2,772	$0.34	$866	2,829	$0.31
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		33			8
Diluted EPS attributable to Comcast Corporation shareholders	$943	2,805	$0.34	$866	2,837	$0.31

Note 4: Acquisitions and Other Significant Events

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the existing businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC Network and its owned NBC affiliated local television stations, the Telemundo Network and its owned Telemundo affiliated local television stations, Universal Pictures filmed entertainment, the Universal Studios Hollywood theme park and other investments and related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). The combination of businesses creates a leading media and entertainment company capable of providing entertainment, news, sports and other content to a global audience across all platforms. In addition to contributing the Comcast Content Business, we also made a cash payment to GE of $6.2 billion, which included transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits, as they are realized.

In connection with the NBCUniversal transaction, NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt during 2010. Prior to the closing, NBCUniversal made a cash distribution of approximately $7.4 billion to GE.

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning on July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE exercises its first redemption right, we have the immediate right to purchase the remainder of GE’s interest. If GE does not exercise its first redemption right, during the six month period beginning on January 28, 2016, we have the right to purchase half of GE’s interest in NBCUniversal Holdings. During the six month period beginning January 28, 2019, we have the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase described in this paragraph will be equal to the ownership percentage being purchased multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion), with amounts not used in the first redemption to be available for the second redemption to the extent NBCUniversal Holdings cannot fund the redemptions.

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

Acquisition-Related Expenses

We have incurred significant transaction costs directly related to the NBCUniversal transaction. The incremental expenses related to legal, accounting and valuation services, and investment banking fees, are reflected in operating costs and expenses. We also incurred certain financing costs and other shared costs with GE associated with NBCUniversal’s debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010, which are reflected in other income (expense), net and interest expense.

In addition, during the three months ended March 31, 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges, which are reflected in operating costs and expenses.

The table below presents the amounts related to these expenses included in our consolidated statement of income.

	Three Months Ended March 31
(in millions)	2011	2010
Operating costs and expenses
Transaction costs	$63	$14
Transaction-related costs	44	—
Total operating costs and expenses	107	14
Other expense	16	13
Interest expense	—	2
Total	$123	$29

Preliminary Allocation of Purchase Price

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The net assets of NBCUniversal contributed businesses were recorded at their estimated fair value using Level 3 inputs (see Note 10 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined above. GE’s redeemable noncontrolling interest has been recorded at fair value for the portion attributable to the net assets we acquired, and at our historical cost for the portion attributable to the Comcast Content Business. The estimated values are not yet final and are subject to change, and the changes could be significant. We will finalize the amounts recognized as soon as possible as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The tables below present the preliminary fair value of the consideration exchanged and the preliminary allocation of purchase price to the assets and liabilities of the NBCUniversal businesses acquired as a result of the NBCUniversal transaction.

Consideration Exchanged

(in millions)
Cash	$6,127
Fair value of 49% of the Comcast Content Business	4,278
Fair value of contingent consideration	639
Fair value of redeemable noncontrolling interest associated with net assets acquired	13,032
$24,076

Assets and Liabilities of Acquired Businesses

(in millions)
Film and television costs (see Note 5)	$4,900
Investments (see Note 6)	3,845
Property and equipment, net (see Note 14)	1,932
Intangible assets (see Note 7)	14,525
Working capital	(1,760)
Long-term debt (see Note 8)	(9,115)
Deferred income tax liabilities	(44)
Other noncurrent assets and liabilities	(2,061)
Noncontrolling interests acquired (see Note 11)	(188)
Fair value of identifiable net assets acquired	12,034
Goodwill	12,042
$24,076

Income Taxes

We are responsible for the tax matters for both NBCUniversal Holdings and NBCUniversal, including the filing of returns and administering any proceedings with taxing authorities. For U.S. federal income tax purposes, NBCUniversal Holdings will be treated as a partnership and NBCUniversal will be disregarded as an entity separate from NBCUniversal Holdings. Accordingly, neither NBCUniversal Holdings nor NBCUniversal and its subsidiaries will incur any material current or deferred U.S. federal income taxes. NBCUniversal Holdings and NBCUniversal and its subsidiaries are, however, expected to incur current and deferred income taxes in a limited number of states and localities. In addition, NBCUniversal’s foreign subsidiaries are expected to incur current and deferred foreign income taxes. GE has indemnified us and NBCUniversal Holdings for any income tax liability attributable to the historical NBCUniversal businesses for periods prior to the acquisition date. We have also indemnified GE and NBCUniversal Holdings for any income tax liability attributable to the Comcast Content Business for periods prior to the acquisition date.

NBCUniversal recognized net deferred income tax liabilities of $44 million in the preliminary allocation of purchase price related primarily to acquired intangible assets in state and foreign jurisdictions. In addition, Comcast recognized $460 million of deferred tax liabilities in connection with GE acquiring an indirect noncontrolling interest in the Comcast Content Business in exchange for our acquisition of a portion of our interest in NBCUniversal Holdings. Because we maintain control of the Comcast Content Business, the excess of fair value received over historical book value and the related tax impact were recorded in additional paid-in capital.

We agreed to share with GE certain tax benefits, as they are realized, related to the form and structure of the transaction. These future payments to GE are contingent on us realizing tax benefits in the future and are accounted for as contingent consideration. We have recorded $639 million in other current and noncurrent liabilities in our acquisition accounting based on the present value of the expected future payments to GE.

Following the close of the NBCUniversal transaction, our provision for income taxes includes a federal and state tax provision on our allocable share of the earnings of NBCUniversal Holdings and NBCUniversal, as well as the state, local and foreign tax provisions of NBCUniversal Holdings and NBCUniversal, adjusted for any foreign tax credits.

Goodwill

Goodwill consists primarily of intangible assets that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and agreements between us and NBCUniversal. Because our allocation of purchase price and estimated values of identifiable assets and liabilities are not yet final, the amount of total goodwill and the amount of goodwill expected to be deductible for tax purposes are not yet final and subject to change.

Unaudited Actual and Pro Forma Information

Our consolidated revenue from January 29, 2011 through March 31, 2011 includes $2.2 billion related to the NBCUniversal contributed business. The net income (loss) attributable to Comcast Corporation from the NBCUniversal contributed businesses was not material for the period January 29, 2011 through March 31, 2011.

The following unaudited pro forma information has been presented as if the NBCUniversal transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had we operated the business since January 1, 2010. No pro forma adjustments have been made for our incremental transaction costs or other transaction-related costs.

	Three Months Ended March 31
(in millions)	2011	2010
Revenue	$13,289	$13,308
Net income from consolidated operations	$991	$762
Net income attributable to Comcast Corporation	$878	$717
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.32	$0.25
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.25

Note 5: Film and Television Costs

(in millions)	March 31, 2011	December 31, 2010
Film Costs
Released, less amortization	$1,654	$—
Completed, not released	102	—
In-production and in-development	1,108	—
	2,864	—

Television Costs
Released, less amortization	1,112	94
Completed, not released	1	43
In-production and in-development	169	—
	1,282	137
Programming rights, less amortization	1,575	445
	5,721	582
Less: Current portion of programming rights	776	122
Film and television costs	$4,945	$460

The March 31, 2011 amounts include the film and television costs acquired in connection with the closing of the NBCUniversal transaction at fair value as of January 28, 2011, less accumulated amortization following the acquisition date. The capitalized programming costs of the Comcast Content Business are reflected at their historical cost less accumulated amortization for both periods presented.

As of March 31, 2011, acquired film and television libraries had remaining unamortized costs of approximately $1.2 billion. For the three months ended March 31, 2011 amortization of acquired film and television libraries, included in operating costs and expenses, totaled approximately $32 million.

Note 6: Investments

(in millions)	March 31, 2011	December 31, 2010
Fair value method	$3,120	$2,815
Equity method, primarily SpectrumCo and Clearwire	2,111	2,193
Cost method, primarily AirTouch redeemable preferred shares	1,760	1,743
Acquired NBCUniversal investments	3,794	—
Total investments	10,785	6,751
Less: Current investments	74	81
Noncurrent investments	$10,711	$6,670

Investments acquired in connection with the NBCUniversal transaction primarily include equity method investments in A&E Television Networks, LLC (16%); Universal City Development Partners (“UCDP”) (50%), consisting of the ownership and operation of two theme parks in Orlando, Florida; The Weather Channel (25%); and MSNBC.com (50%); and cost method investments, primarily in Hulu (32%). See Note 4 for more information on the NBCUniversal transaction.

Components of Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2011	2010
Gains on sales and exchanges of investments, net	$14	$2
Investment impairment losses	—	(8)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	309	360
Mark to market adjustments on derivative component of prepaid forward sale agreements	(265)	(277)
Mark to market adjustments on derivative component of ZONES	4	1
Interest and dividend income	26	22
Other, net	1	1
Investment income (loss), net	$89	$101

Note 7: Goodwill and Other Intangible Assets

Goodwill

The table below presents our goodwill attributable to our Cable Communications segment (previously our Cable Segment), the Comcast Content Business (now included in the new NBCUniversal segments) and Corporate and Other, as well as the total goodwill attributable to the NBCUniversal acquired businesses. See Note 17 for additional information on our segments.

		NBCUniversal
(in millions)	Cable Communications	Comcast Content Business	NBCUniversal Acquired Businesses	Corporate and Other	Total
Balance, December 31, 2010	$12,207	$2,564	$—	$187	$14,958
Acquisitions	—	—	12,042	—	12,042
Settlements and adjustments	1	—	—	—	1
Balance, March 31, 2011	$12,208	$2,564	$12,042	$187	$27,001

The change in goodwill for the three months ended March 31, 2011 is primarily related to the closing of the NBCUniversal transaction on January 28, 2011. The preliminary allocation of purchase price to the assets and liabilities of the NBCUniversal businesses acquired, as well as the allocation of goodwill among reporting segments, is not complete and is subject to change. We expect the majority of the goodwill will be related to our Cable Networks segment. See Note 4 for more information on the NBCUniversal transaction.

The carrying amount of goodwill at both December 31, 2010 and March 31, 2011 includes accumulated impairments of $76 million within our Cable Networks segment.

Other Intangible Assets

		March 31, 2011		December 31, 2010
(in millions)	Original Useful Life at March 31, 2011	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets	2-25 years	$8,842	$(5,526)	$12,271	$(8,840)
Acquired NBCUniversal intangible assets
Finite-lived intangible assets	4-19 years	11,430	(121)	—	—
Indefinite-lived intangible assets	N/A	3,100		—
Total		$23,372	$(5,647)	$12,271	$(8,840)

The decrease in the gross carrying amount and accumulated amortization of other intangible assets for the three months ended March 31, 2011 was due to the write off of fully amortized customer relationship and other intangible assets.

The intangible assets recorded as a result of the NBCUniversal transaction include finite-lived intangible assets, primarily customer-related intangible assets and capitalized software, and indefinite-lived intangible assets, primarily trade names and Federal Communication Commission licenses. See Note 4 for more information on the NBCUniversal transaction.

Note 8: Long-Term Debt

As of March 31, 2011, our debt had an estimated fair value of $42.8 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

NBCUniversal

NBCUniversal issued $9.1 billion principal amount of senior debt securities during 2010 in connection with the NBCUniversal transaction. In accordance with acquisition accounting, the senior debt securities were recorded at fair value based on interest rates available to us for debt with similar terms and remaining maturities as of January 28, 2011. The table below presents the carrying value of these senior debt securities included in our balance sheet as of March 31, 2011.

(in millions)	Interest Rate	March 31, 2011
Senior notes due 2014	2.100%	$897
Senior notes due 2015	3.650%	1,031
Senior notes due 2016	2.875%	980
Senior notes due 2020	5.150%	2,065
Senior notes due 2021	4.375%	1,935
Senior notes due 2040	6.400%	1,033
Senior notes due 2041	5.950%	1,176
Total		$9,117

Revolving Bank Credit Facilities

Effective with the closing of the NBCUniversal transaction on January 28, 2011, NBCUniversal has a $750 million revolving credit facility due January 2014 with a syndicate of banks. As of March 31, 2011, the credit facility remained undrawn.

Repayments

In January 2011, we repaid $1 billion principal amount of 6.75% notes due at maturity. In March 2011, we repaid $750 million principal amount of 5.5% notes due at maturity.

Commercial Paper

During the three months ended March 31, 2011, we issued $1.69 billion face amount of commercial paper, net of repayments.

Note 9: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates, equity prices and foreign exchange rates. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. Derivative financial instruments are recorded in our consolidated balance sheet at fair value. We formally document, at inception of the relationship, derivative financial instruments designated to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) or the exposure to changes in cash flows of a forecasted transaction (“cash flow hedge”), and we evaluate them for effectiveness at the time they are designated, as well as throughout the hedging period.

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

We manage our exposure to foreign exchange risk related to our foreign currency denominated borrowings by using cross-currency swaps, effectively converting these borrowings to U.S. dollar denominated borrowings. We manage our exposure to foreign exchange risk related to NBCUniversal’s foreign currency denominated production costs and rights, as well as international content-related revenue and royalties, by using foreign exchange contracts such as forward contracts and currency options.

We manage our exposure to price fluctuations in the common stock of some of our investments by using equity derivative financial instruments embedded in other contracts, such as prepaid forward sale agreements, whose values, in part, are derived from the market value of certain publicly traded common stock.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of March 31, 2011, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

As of March 31, 2011, our derivative financial instruments designated as hedges included (i) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities, (ii) our interest rate swap agreements, which are recorded to other current or noncurrent assets and liabilities, (iii) our cross-currency swaps, which are recorded to other noncurrent liabilities, and (iv) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities. As of March 31, 2011, our derivative financial instruments not designated as hedges were (i) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, (ii) the derivative components of certain of our prepaid forward sale agreements, which are recorded to other current and noncurrent liabilities, and (iii) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities.

We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with the derivatives policy approved by our Board of Directors.

See Note 10 for more information on the fair values of our derivative financial instruments as of March 31, 2011 and December 31, 2010.

Fair Value Hedges

Amount of Gain (Loss) Recognized in Income

	Three Months Ended March 31
(in millions)	2011	2010
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$(45)	$28
Long-term debt—interest rate swap agreements (fixed to variable)	45	(28)
Investment Income (Expense):
Mark to market adjustments on derivative component of prepaid forward sale agreement	(3)	(11)
Unrealized gains (losses) on securities underlying prepaid forward sale agreement	5	19
Gain (loss) on fair value hedging relationships	$2	$8

During the period from January 29, 2011 through March 31, 2011, NBCUniversal entered into fixed to variable swaps on $600 million principal amount of NBCUniversal senior debt securities with maturities ranging from 2014 to 2016. These fixed to variable swaps are designated as effective fair value hedges.

As of March 31, 2011 and December 31, 2010, the fair value of our prepaid forward sale agreement designated as a fair value hedge was a liability of $32 million and $29 million, respectively.

Cash Flow Hedges

Pretax Amount of Gain (Loss) Recognized in Accumulated

Other Comprehensive Income

	Three Months Ended March 31
	2011			2010
(in millions)	Interest Rate Risk	Foreign Exchange Risk	Total	Interest Rate Risk	Foreign Exchange Risk	Total
Deferred gain (loss) recognized	$—	$17	$17	$—	$—	$—
Deferred (gain) loss reclassified to income	6	(25)	(19)	4	—	4
Total change in accumulated other comprehensive income	$6	$(8)	$(2)	$4	$—	$4

Interest rate risk deferred losses relate to interest rate lock agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. Unless we retire this debt early, these unrealized losses will be reclassified as an adjustment to interest expense, primarily through 2022, in the period in which the related interest expense is recognized in earnings. As of March 31, 2011, we expect $23 million of unrealized losses, $15 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months. The foreign exchange risk deferred losses for the three months ended March 31, 2011 relate to cross-currency swaps on foreign currency denominated debt due in 2029 and foreign exchange contracts with initial maturities generally not exceeding one year and up to 18 months in certain circumstances. As of March 31, 2011, the fair value of the foreign exchange contracts related to NBCUniversal operations that were designated as cash flow hedges was a liability of $3 million.

Ineffectiveness related to our cash flow hedges was not material for the three months ended March 31, 2011 or 2010.

Nondesignated

Amount of Gain (Loss) Recognized in Income

	Three Months Ended March 31
(in millions)	2011	2010
Operating Costs and Expenses:
Mark to market adjustments on foreign exchange contracts	$(9)	$—
Investment Income (Expense):
Mark to market adjustments on derivative component of prepaid forward sale agreements	(262)	(266)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	304	341
Mark to market adjustments on derivative component of ZONES	4	1
Total gain (loss)	$37	$76

As of March 31, 2011, foreign exchange contracts related to NBCUniversal operations that were not designated had a total notional value of $1.236 billion. The notional amount is a measure of the activity related to our risk exposure and does not represent the amount of exposure to credit loss, or reflect the gains or losses associated with the exposures and transactions that the foreign exchange contracts are intended to offset. The amounts ultimately realized upon settlement of these derivative financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the derivative financial instruments.

Note 10: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). Level 1 consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market. Level 2 consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable in the marketplace either directly or indirectly. Level 3 consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair Value as of March 31, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$2,995	$—	$—	$2,995	$2,688
Available-for-sale securities	124	—	23	147	126
Equity warrants	—	—	1	1	1
Interest rate swap agreements	—	193	—	193	232
Foreign exchange contracts	—	9	—	9	—
	$3,119	$202	$24	$3,345	$3,047
Liabilities
Derivative component of ZONES	$—	$4	$—	$4	$8
Derivative component of prepaid forward sale agreements	—	1,286	—	1,286	1,021
Interest rate swap agreements	—	7	—	7	—
Cross-currency swaps	—	13	—	13	29
Foreign exchange contracts	—	31	—	31	—
	$—	$1,341	$—	$1,341	$1,058

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

GE’s 49% interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions discussed in Note 4, with an initial value based on fair value for the portion attributable to the net assets we acquired, and based on our historical cost for the portion attributable to the Comcast Content Business. GE’s redeemable noncontrolling interest is adjusted for its 49% interest in NBCUniversal Holdings’ and NBCUniversal’s earnings and changes in other comprehensive income, as well as for other capital transactions attributable to GE.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers from or to noncontrolling interests.

	Three Months Ended March 31
(in millions)	2011	2010
Net income attributable to Comcast Corporation	$943	$866
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the sale of noncontrolling interest	1,692	11
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$2,635	$877

Note 12: Postretirement, Pension and Other Employee Benefit Plans

NBCUniversal Employee Benefit Plans

At the close of the NBCUniversal transaction on January 28, 2011, we established new employee benefit plans for U.S. employees of NBCUniversal, including defined benefit pension plans and postretirement medical and life insurance plans. Additionally, NBCUniversal assumed certain liabilities related to its obligation to reimburse GE for amounts paid by GE for specified employee benefits and insurance programs that GE will continue to administer. NBCUniversal’s defined benefit pension plans for NBCUniversal employees (“qualified plan”) and executives (“nonqualified plan”) provide a lifetime income benefit based on an individual’s length of service and related compensation. The defined benefit pension plans are closed to new participants and give credit to eligible participants for service provided prior to the close of the NBCUniversal transaction. The postretirement medical and life insurance benefit plans that were established provide continued coverage to employees eligible to receive such benefits and give credit for service provided prior to the closing of the NBCUniversal transaction. Certain covered employees also retain the right, upon retirement, to elect to participate in corresponding plans sponsored by GE. To the extent our employees make such elections, we will reimburse GE for any amounts due. NBCUniversal funds the nonqualified plan and the postretirement medical and life insurance benefit plan on a pay-as-you-go basis. We expect to contribute approximately $8 million in 2011 to fund these benefits. We do not plan to fund our qualified defined benefit plan until the second quarter of 2012.

The table below provides condensed information on NBCUniversal’s pension and postretirement benefit plans.

	Three Months Ended March 31, 2011
(in millions)	Pension Benefits	Postretirement Benefits
Benefit obligation	$269	$157
Benefits expense	$20	$3
Discount rate	5.5%-6.0%	5.75%

NBCUniversal has also established a U.S. defined contribution 401(k) plan with 100% matching contributions on the first 3.5% of pay plus additional contributions based on employee classification and NBCUniversal’s results of operations. The related expense for the three months ended March 31, 2011 was $9 million.

NBCUniversal Other Benefit Plans

Our condensed consolidated financial statements include the assets and liabilities of certain legacy NBCUniversal benefit plans, as well as the assets and liabilities for benefit plans of certain foreign subsidiaries. NBCUniversal also participates in various multiemployer pension plans covering some of their employees who are represented by labor unions. NBCUniversal makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws, but does not sponsor or administer the plans.

Note 13: Share-Based Compensation

Our Board of Directors may grant share-based awards, in the form of stock options and RSUs, to certain employees and directors. Additionally, through our employee stock purchase plan, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2011, we granted 23.8 million stock options and 6.6 million RSUs related to our annual management grant program. The weighted-average fair values associated with these grants were $6.97 per stock option and $23.33 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2011	2010
Stock options	$22	$28
Restricted share units	40	35
Employee stock purchase plan	3	4
Total	$65	$67

As of March 31, 2011, we had $408 million of unrecognized pretax compensation costs related to nonvested stock options and $409 million related to nonvested RSUs.

The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $15 million for both the three months ended March 31, 2011 and 2010.

Note 14: Supplemental Financial Information

Receivables

(in millions)	March 31, 2011	December 31, 2010
Receivables, gross	$3,974	$2,028
Less: Allowance for returns and customer incentives	113	—
Less: Allowance for doubtful accounts	153	173
Receivables, net	$3,708	$1,855

Allowances for returns and customer incentives are primarily attributable to the NBCUniversal film business.

The table below presents our unbilled receivables related to long-term content licensing arrangements included in our consolidated balance sheet as of March 31, 2011. Current and noncurrent unbilled receivables are recorded in receivables, net and other noncurrent assets, net, respectively.

(in millions)	March 31, 2011
Current	$255
Noncurrent, net of imputed interest	$480

Property and Equipment

(in millions)	March 31, 2011	December 31, 2010
Property and equipment, at cost	$56,437	$56,020
Acquired NBCUniversal property and equipment	1,977	—
Property and equipment, at cost	58,414	56,020
Less: Accumulated depreciation	(33,503)	(32,505)
Property and equipment, net	$24,911	$23,515

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2011	March 31, 2010
Unrealized gains (losses) on marketable securities	$24	$23
Deferred gains (losses) on cash flow hedges	(106)	(60)
Unrecognized gains (losses) on employee benefit obligations	(16)	(6)
Currency translation adjustments	3	(4)
Accumulated other comprehensive (income) attributable to noncontrolling interests	(2)	—
Accumulated other comprehensive income (loss), net of deferred taxes	$(97)	$(47)

Operating Costs and Expenses

	Three Months Ended March 31
(in millions)	2011	2010
Programming and production	$3,275	$2,114
Cable Communications technical labor	584	561
Cable Communications customer service	464	454
Advertising, marketing and promotion	984	545
Other	2,755	1,963
Operating costs and expenses (excluding depreciation and amortization)	$8,062	$5,637

Net Cash Provided by Operating Activities

The table below presents adjustments to reconcile net income from consolidated operations to net cash provided by operating activities.

	Three Months Ended March 31
(in millions)	2011	2010
Net income from consolidated operations	$1,039	$879
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	1,842	1,630
Amortization of film and television costs	574	25
Share-based compensation	84	82
Noncash interest expense (income), net	40	35
Equity in net (income) losses of investees, net	37	32
Net (gain) loss on investment activity and other	13	(67)
Deferred income taxes	130	—
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	725	143
Change in film and television costs	(856)	(38)
Change in accounts payable and accrued expenses related to trade creditors	(131)	(71)
Change in other operating assets and liabilities	(29)	253
Net cash provided by operating activities	$3,468	$2,903

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2011	2010
Interest	$657	$615
Income taxes	$74	$46

Noncash Investing and Financing Activities

During the three months ended March 31, 2011, we:

•	acquired 51% of NBCUniversal Holdings for cash and a 49% interest in the Comcast Content Business on January 28, 2011; see Note 4 for more information on the NBCUniversal transaction

•	acquired approximately $457 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

•	recorded a liability of approximately $312 million for a quarterly cash dividend of $0.1125 per common share paid in April 2011, which is a noncash financing activity

Note 15: Receivables Monetization

Through January 27, 2011, NBCUniversal monetized its trade accounts receivable through two programs established with GE and various GE subsidiaries. Through these programs, NBCUniversal retained limited interests in the assets sold and provided reserves for all expected losses with respect to these interests. As a result of the closing of the NBCUniversal transaction on January 28, 2011, NBCUniversal terminated those programs and has since established new third-party monetization programs with a syndicate of banks, of which the primary relationship is with General Electric Capital Corporation, a subsidiary of GE.

We account for receivables monetized through both our new and terminated programs as sales in accordance with the appropriate accounting guidance. We retain limited interests in the assets sold, and we provided reserves for losses that we expect to incur related to these interests. The accounts receivable we sold that underlie the retained interests are generally short-term in nature and, therefore, the fair value of the retained interests approximated their carrying value, net of provision for doubtful accounts, as of March 31, 2011.

For a majority of the receivables monetized under the new programs, an affiliate of GE is responsible for servicing the receivables and remitting collections to the owner and the lenders. We perform this service on the affiliate’s behalf for a fee, which is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our consolidated balance sheet as of March 31, 2011. We received sub-servicing fees of $1 million for the three months ended March 31, 2011, which is included in other income (expense), net.

The table below represents the receivables transferred to our respective programs that remain outstanding and our retained interests in those receivables as of March 31, 2011. The retained interest is included in receivables, net.

(in millions)	March 31, 2011
Monetized receivables outstanding	$989
Retained interest	$210

In addition to the amounts presented above, we had $480 million payable to our new and terminated securitization programs as of March 31, 2011. This amount represents cash received from monetized receivables not yet remitted to the program as of the balance sheet date and is recorded in accounts payable and accrued expenses related to trade creditors.

The table below summarizes certain activities related to our securitization programs.

Three Months Ended
(in millions)	March 31, 2011
Cash flows on transfers
Net proceeds on new transfers	$(424)
Effect on income from services
Net loss on sale	$(8)

Note 16: Commitments and Contingencies

NBCUniversal Obligations, Commitments and Guarantees

NBCUniversal enters into long-term commitments with third parties in the ordinary course of business, including commitments to acquire film and television programming, take-or-pay creative talent and employment agreements, and various other television commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. Approximately 29 collective bargaining agreements covering approximately 2,950 of our full-time, part-time and full-time equivalent freelance employees on our payroll are scheduled to expire during 2011.

NBCUniversal provides guarantees in the ordinary course of business, including the guarantee of a loan of one of NBCUniversal’s partners in one of their equity method investments and an obligation of the equity method investment’s consulting agreement with a third party. These guarantees are underwritten considering economic, liquidity and credit risk of the counterparty. We believe the likelihood is remote that these arrangements could have an adverse effect on our financial statements.

Station Venture

NBCUniversal owns an 80% equity interest and a 50% voting interest in Station Venture Holdings, LLC (“Station Venture”), a variable interest entity. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC Network affiliated local television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), which is a less than wholly owned consolidated subsidiary of NBCUniversal. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation, a subsidiary of GE. The note is non-recourse to NBCUniversal, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP. In connection with the closing of the NBCUniversal transaction, GE has indemnified NBCUniversal for all liabilities NBCUniversal may incur as a result of any credit support, risk of loss or similar arrangement related to the note, in existence prior to the closing of the NBCUniversal transaction on January 28, 2011. We are not the primary beneficiary of, and accordingly do not consolidate, Station Venture. We have attributed no value to the investment in Station Venture in our allocation of purchase price for the NBCUniversal transaction. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $350 million liability representing the estimated fair value of the assets of Station LP.

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

Classes of Philadelphia Cluster and Chicago Cluster customers were certified in May 2007 and October 2007, respectively. In March 2009, as a result of a Third Circuit Court of Appeals decision clarifying the standards for class certification, the order certifying the Philadelphia Cluster class was vacated without prejudice to the plaintiffs filing a new motion. In January 2010, in its decision on the plaintiffs’ new motion, the Eastern District of Pennsylvania certified a class subject to certain limitations. In June 2010, the Third Circuit Court of Appeals granted our petition for an interlocutory appeal from the class certification decision. Oral agreement on the appeal was held in January 2011. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster; the summary judgment motion is stayed pending the class certification appeal. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. The plaintiffs have appealed that order to the Ninth Circuit Court of Appeals. Oral argument on the appeal was held in March 2011.

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

Note 17: Financial Data by Business Segment

Following the NBCUniversal transaction, we now present our operations in five reportable segments: Cable Communications, Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The Comcast Content Business is presented with NBCUniversal’s businesses in the Cable Networks segment. The businesses of Comcast Interactive Media (previously presented in Corporate and Other) that were not contributed to NBCUniversal are included in the Cable Communications segment. We have recast our segment presentation for the three months ended March 31, 2010 in order to reflect our current operating segments. See Note 4 for more information on the NBCUniversal transaction.

In evaluating the profitability of our segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the table below.

	Three Months Ended March 31, 2011
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
Cable Communications(a)	$9,084	$3,749	$1,621	$2,128	$1,053	$116,653
NBCUniversal
Cable Networks(b)	1,632	665	153	512	12	29,737
Broadcast Television(c)	888	35	21	14	5	6,615
Filmed Entertainment(d)	622	(143)	4	(147)	1	3,754
Theme Parks(e)	68	33	6	27	12	2,378
Headquarters and Other(f)	11	(96)	22	(118)	17	4,730
Eliminations(h)	(78)	(36)	—	(36)	—	(435)
NBCUniversal	3,143	458	206	252	47	46,779
Corporate and Other(g)	188	(141)	16	(157)	6	6,539
Eliminations(h)	(287)	—	(1)	1	—	(15,712)
Comcast Consolidated	$12,128	$4,066	$1,842	$2,224	$1,106	$154,259

	Three Months Ended March 31, 2010
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$8,583	$3,480	$1,550	$1,930	$913
Cable Networks(b)	638	188	73	115	10
Corporate and Other(g)	71	(104)	7	(111)	2
Eliminations(h)	(90)	1	—	1	—
Comcast Consolidated	$9,202	$3,565	$1,630	$1,935	$925

(a)	Our Cable Communications segment consists primarily of our cable services business and the businesses of Comcast Interactive Media that were not contributed to NBCUniversal.

For the three months ended March 31, 2011 and 2010, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended March 31
	2011	2010
Video	53.8%	56.0%
High-speed Internet	23.2%	22.6%
Phone	9.5%	9.4%
Advertising	5.0%	4.8%
Business services	4.3%	3.1%
Other	4.2%	4.1%
Total	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For both the three months ended March 31, 2011 and 2010, approximately 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

Our Cable Networks segment consists primarily of the Comcast Content Business and the historical NBCUniversal national cable programming networks, international entertainment and news and information networks, certain digital media properties and our cable television production operations.

(c)

Our Broadcast Television segment consists primarily of the NBC Network and its owned NBC affiliated local television stations, the Telemundo Network and its owned Telemundo affiliated local television stations, our television production operations, and our related digital media properties.

(d)

Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

(e)

Our Theme Parks segment consists primarily of Universal Studios Hollywood theme park, Wet ‘n Wild water park, and fees for intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore, as well as our 50% equity interest in UCDP and related fees.

(f)	NBCUniversal Headquarters and Other activities include costs associated with overhead and allocations, employee benefits and other initiatives.

(g)	Corporate and Other activities include Comcast Spectacor, corporate activities and all other businesses not presented in our other segments.

(h)	Included in the Eliminations columns are transactions that our segments enter into with one another. The most common types of transactions are the following:

•

our Cable Networks and Broadcast Television segments generate revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Cable Communications segment receives incentives offered by our Cable Networks segment when negotiating programming contracts that are recorded as a reduction to programming expenses

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Filmed Entertainment segment generates revenue by licensing content to our Cable Networks and Broadcast Television segments

(i)

Non-U.S. revenue, primarily in Europe and Asia, for the three months ended March 31, 2011, was approximately $621 million. Non-U.S. revenue was not significant for the three months ended March 31, 2010. No single customer accounted for a significant amount of our revenue in any period.

(j)

We use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets and gains or losses from the sale of assets, if any, to measure the profit or loss of our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities. In the Theme Parks segment, we also include the equity in income (loss) of investees in measuring operating income (loss) before depreciation and amortization. This amount is not included when we measure total NBCUniversal and our consolidated operating income (loss) before depreciation and amortization. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity reported in accordance with GAAP.

Note 18: Condensed Consolidating Financial Information

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

As a result of the NBCUniversal transaction on January 28, 2011, our investments in NBCUniversal Holdings are held by the Comcast Corporation Parent (“Comcast Parent”) and Comcast Holdings. Certain entities of the Comcast Content Business were subsidiaries of Comcast Holdings. Since these entities were contributed to NBCUniversal Holdings, they are included with the Comcast Parent’s investment in NBCUniversal Holdings. However, the operations of these businesses are presented in the non-guarantor subsidiaries column. Our condensed consolidating financial information is presented in the tables below.

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$1,822	$—	$1,822
Investments	—	—	—	—	74	—	74
Receivables, net	—	—	—	—	3,708	—	3,708
Programming rights	—	—	—	—	776	—	776
Other current assets	160	2	1	—	1,004		1,167
Total current assets	160	2	1	—	7,384	—	7,547
Film and television costs	—	—	—	—	4,945	—	4,945
Investments	—	—	—	—	10,711	—	10,711
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,906	90,746	48,009	89,877	48,782	(349,320)	—
Property and equipment, net	272	—	—	—	24,639	—	24,911
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	27,001	—	27,001
Other intangible assets, net	9	—	—	—	17,716	—	17,725
Other noncurrent assets, net	1,027	37	4	148	1,542	(781)	1,977
Total assets	$73,374	$90,785	$48,014	$90,025	$202,162	$(350,101)	$154,259
LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$7	$—	$—	$—	$4,851	$—	$4,858
Accrued participations and residuals	—	—	—	—	1,152	—	1,152
Accrued expenses and other current liabilities	955	259	32	259	3,936	—	5,441
Current portion of long-term debt	1,690	—	563	—	43	—	2,296
Total current liabilities	2,652	259	595	259	9,982	—	13,747
Long-term debt, less current portion	22,747	3,955	1,770	307	9,351	—	38,130
Deferred income taxes	—	—	—	712	28,845	(638)	28,919
Other noncurrent liabilities	1,647	—	—	—	10,113	(143)	11,617
Redeemable noncontrolling interests	—	—	—	—	15,239	—	15,239
Equity:
Common stock	31	—	—	—	—	—	31
Other shareholders’ equity	46,297	86,571	45,649	88,747	128,353	(349,320)	46,297
Total Comcast Corporation shareholders’ equity	46,328	86,571	45,649	88,747	128,353	(349,320)	46,328
Noncontrolling interests	—	—	—	—	279	—	279
Total equity	46,328	86,571	45,649	88,747	128,632	(349,320)	46,607
Total liabilities and equity	$73,374	$90,785	$48,014	$90,025	$202,162	$(350,101)	$154,259

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
ASSETS
Cash and cash equivalents	$—	$—	$—	$—	$5,984	$—	$5,984
Investments	—	—	—	—	81	—	81
Receivables, net	—	—	—	—	1,855	—	1,855
Programming rights	—	—	—	—	122	—	122
Other current assets	162	—	—	—	682	—	844
Total current assets	162	—	—	—	8,724	—	8,886
Film and television costs					460		460
Investments	—	—	—	—	6,670	—	6,670
Investments in and amounts due from subsidiaries eliminated upon consolidation	68,987	90,076	52,652	72,629	12,339	(296,683)	—
Property and equipment, net	278	—	—	—	23,237	—	23,515
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	14,958	—	14,958
Other intangible assets, net	10	—	—	—	3,421	—	3,431
Other noncurrent assets, net	1,128	45	—	148	670	(819)	1,172
Total assets	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

LIABILITIES AND EQUITY
Accounts payable and accrued expenses related to trade creditors	$6	$3	$—	$—	$3,282	$—	$3,291
Accrued expenses and other current liabilities	1,038	187	74	266	1,578	—	3,143
Current portion of long-term debt	755	1,000	—	—	45	—	1,800
Total current liabilities	1,799	1,190	74	266	4,905	—	8,234
Long-term debt, less current portion	22,754	3,963	2,339	310	249	—	29,615
Deferred income taxes	—	—	—	704	28,218	(676)	28,246
Other noncurrent liabilities	1,658	—	—	—	6,347	(143)	7,862
Redeemable noncontrolling interests	—	—	—	—	143	—	143
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	44,322	84,968	50,239	71,497	89,979	(296,683)	44,322
Total Comcast Corporation shareholders’ equity	44,354	84,968	50,239	71,497	89,979	(296,683)	44,354
Noncontrolling interests	—	—	—	—	80	—	80
Total equity	44,354	84,968	50,239	71,497	90,059	(296,683)	44,434
Total liabilities and equity	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$12,128	$—	$12,128
Management fee revenue	198	185	115	—	—	(498)	—
	198	185	115	—	12,128	(498)	12,128
Costs and Expenses:
Operating costs and expenses (excluding depreciation and amortization)	148	185	115	5	8,107	(498)	8,062
Depreciation	7	—	—	—	1,479	—	1,486
Amortization	1	—	—	—	355	—	356
	156	185	115	5	9,941	(498)	9,904
Operating income (loss)	42	—	—	(5)	2,187	—	2,224
Other Income (Expense):
Interest expense	(361)	(91)	(43)	(8)	(102)	—	(605)
Investment income (loss), net	1	—	—	4	84	—	89
Equity in net income (losses) of investees, net	1,161	1,323	794	1,292	(37)	(4,570)	(37)
Other income (expense), net	(17)	—	—	1	(20)	—	(36)
	784	1,232	751	1,289	(75)	(4,570)	(589)
Income (loss) before income taxes	826	1,232	751	1,284	2,112	(4,570)	1,635
Income tax (expense) benefit	117	32	15	3	(763)	—	(596)
Net income (loss) from consolidated operations	943	1,264	766	1,287	1,349	(4,570)	1,039
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(96)	—	(96)
Net income (loss) attributable to Comcast Corporation	$943	$1,264	$766	$1,287	$1,253	$(4,570)	$943

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$9,202	$—	$9,202
Management fee revenue	196	237	110	—	—	(543)	—
	196	237	110	—	9,202	(543)	9,202
Costs and Expenses:
Operating costs and expenses (excluding depreciation and amortization)	112	237	110	14	5,707	(543)	5,637
Depreciation	7	—	—	—	1,372	—	1,379
Amortization	—	—	—	—	251	—	251
	119	237	110	14	7,330	(543)	7,267
Operating income (loss)	77	—	—	(14)	1,872	—	1,935
Other Income (Expense):
Interest expense	(335)	(102)	(43)	(8)	(36)	—	(524)
Investment income (loss), net	2	—	—	1	98	—	101
Equity in net income (losses) of investees, net	1,041	1,170	682	1,155	(32)	(4,048)	(32)
Other income (expense), net	(13)	—	—	—	3	—	(10)
	695	1,068	639	1,148	33	(4,048)	(465)
Income (loss) before income taxes	772	1,068	639	1,134	1,905	(4,048)	1,470
Income tax (expense) benefit	94	35	15	7	(742)	—	(591)
Net income (loss) from consolidated operations	866	1,103	654	1,141	1,163	(4,048)	879
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(13)	—	(13)
Net income (loss) attributable to Comcast Corporation	$866	$1,103	$654	$1,141	$1,150	$(4,048)	$866

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(210)	$24	$(75)	$(15)	$3,744	$—	$3,468
Investing Activities:
Net transactions with affiliates	(102)	976	75	15	(964)	—	—
Capital expenditures	(2)	—	—	—	(1,104)	—	(1,106)
Cash paid for intangible assets	—	—	—	—	(123)	—	(123)
Acquisitions, net of cash acquired	—	—	—	—	(5,658)	—	(5,658)
Proceeds from sales of investments	—	—	—	—	18	—	18
Purchases of investments	—	—	—	—	(16)	—	(16)
Other	—	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	(104)	976	75	15	(7,849)	—	(6,887)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	1,688	—	—	—	(11)	—	1,677
Proceeds from borrowings	—	—	—	—	—	—	—
Repurchases and repayments of debt	(750)	(1,000)	—	—	(9)	—	(1,759)
Repurchases of common stock	(525)	—	—	—	—	—	(525)
Dividends paid	(261)	—	—	—	—	—	(261)
Distributions to noncontrolling interests	—	—	—	—	(46)	—	(46)
Other	162	—	—	—	9	—	171
Net cash provided by (used in) financing activities	314	(1,000)	—	—	(57)	—	(743)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,162)	—	(4,162)
Cash and cash equivalents, beginning of period	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,822	$—	$1,822

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,178)	$25	$(76)	$(19)	$4,151	$—	$2,903
Investing Activities:
Net transactions with affiliates	12	(25)	76	19	(82)	—	—
Capital expenditures	(1)	—	—	—	(924)	—	(925)
Cash paid for intangible assets	—	—	—	—	(117)	—	(117)
Acquisitions, net of cash acquired	—	—	—	—	(172)	—	(172)
Proceeds from sales of investments	—	—	—	—	1	—	1
Purchases of investments	—	—	—	—	(24)	—	(24)
Other	—	—	—	—	(19)	—	(19)
Net cash provided by (used in) investing activities	11	(25)	76	19	(1,337)	—	(1,256)
Financing Activities:
Proceeds from borrowings	2,394	—	—	—	14	—	2,408
Repurchases and repayments of debt	(600)	—	—	—	(12)	—	(612)
Repurchases of common stock	(300)	—	—	—	—	—	(300)
Dividends paid	(268)	—	—	—	—	—	(268)
Distributions to noncontrolling interests	—	—	—	—	(18)	—	(18)
Other	(59)	—	—	—	14	—	(45)
Net cash provided by (used in) financing activities	1,167	—	—	—	(2)	—	1,165
Increase (decrease) in cash and cash equivalents	—	—	—	—	2,812	—	2,812
Cash and cash equivalents, beginning of period	—	—	—	—	671	—	671
Cash and cash equivalents, end of period	$—	$—	$—	$—	$3,483	$—	$3,483

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of entertainment, information and communications products and services. On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBCUniversal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)). As a result of the NBCUniversal transaction, we now present five reportable segments: Cable Communications (previously our Cable segment), Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The operations of our national programming networks (previously presented in our Programming segment), our regional sports and news networks (previously presented in our Cable segment) and our contributed Comcast Interactive Media businesses (previously presented in Corporate and Other) are presented within the Cable Networks segment. Our Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments are the NBCUniversal businesses and referred to as the “NBCUniversal segments.” The businesses of Comcast Interactive Media that were not contributed to NBCUniversal are included in our Cable Communications segment. Additional information about the transaction is discussed below under the heading “NBCUniversal Transaction.”

Cable Communications

Our Cable Communications segment is one of the nation’s leading providers of video, high-speed Internet and phone services (“cable services”) to residential and business customers. As of March 31, 2011, our cable systems served approximately 22.8 million video customers, 17.4 million high-speed Internet customers and 8.9 million phone customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia. We report the results of our cable system operations as our Cable Communications segment, which represented approximately 75% of our consolidated revenue during the three months ended March 31, 2011.

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content to global audiences. Our Cable Networks segment consists primarily of our national cable programming networks, our regional sports and news networks, our international entertainment and news and information networks, certain digital media properties, which consist primarily of brand-aligned websites, and our cable television production operations.

Our Broadcast Television segment consists primarily of the NBC Network and its owned NBC affiliated local television stations, the Telemundo Network and its owned Telemundo affiliated local television stations, our broadcast television production operations, and related digital media properties, which consist primarily of brand-aligned websites.

Our Filmed Entertainment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

Our Theme Parks segment consists primarily of the Universal Studios Hollywood theme park, Wet ‘n Wild water park and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Also included in our Theme Park segment is our 50% interest in Universal City Development Partners (“UCDP”), which owns Universal Studios Florida and Universal’s Islands of Adventure.

Significant Developments

The following are the more significant developments in our businesses during the three months ended March 31, 2011:

•	the close of the NBCUniversal transaction on January 28, 2011; see “NBCUniversal Transaction” below for additional information

•	an increase in consolidated revenue of 31.8% to $12.1 billion and an increase in consolidated operating income of 14.9% to $2.2 billion

•

an increase in Cable Communications segment revenue of 5.8% to $9.1 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 7.7% to $3.7 billion

•	an increase in Cable Communications business services revenue of 49.9% to $394 million

•	an increase resulting from the acquired NBCUniversal businesses to revenue of $2.2 billion and to operating income before depreciation and amortization of $212 million

•	the addition of 418,000 high-speed Internet customers and 260,000 phone customers; and a decrease of 39,000 video customers

•	an increase in Cable Communications segment capital expenditures of 15.4% to $1.1 billion

•	the repurchase of approximately 23 million shares of our Class A Special common stock under our share repurchase authorization for approximately $525 million

•	the payment of $261 million in dividends

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the existing businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC Network and its owned NBC affiliated local television stations, the Telemundo Network and its owned Telemundo affiliated local television stations, Universal Pictures filmed entertainment, the Universal Studios Hollywood theme park, and other related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, we also made a cash payment to GE of $6.2 billion, which included various transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits, as they are realized.

In connection with the NBCUniversal transaction, NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt during 2010. Prior to the closing, NBCUniversal made a cash distribution of approximately $7.4 billion to GE.

We have incurred significant transaction costs directly related to the NBCUniversal transaction. The incremental expenses related to legal, accounting and valuation services and investment banking fees are reflected in operating costs and expenses. We also incurred certain financing costs and other shared costs with GE associated with NBCUniversal debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010, which are included in other income (expense), net and interest expense.

In addition, during the three months ended March 31, 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges which are included in operating costs and expenses.

The table below presents the amounts related to these expenses included in our consolidated statement of income.

	Three Months Ended March 31
(in millions)	2011	2010
Operating costs and expenses
Transaction costs	$63	$14
Transaction-related costs	44	—
Total operating costs and expenses	107	14
Other expense	16	13
Interest expense	—	2
Total	$123	$29

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The assets and liabilities of the NBCUniversal contributed businesses were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans, settlement plans for litigation and contingencies, and appropriate discount rates. The acquisition adjustments have a significant impact on depreciation and amortization expense and also impact film and television costs, which are included in operating costs and expenses. The estimated values are not finalized and are subject to change, and the changes could be significant. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis. We will finalize these amounts as soon as possible but no later than one year from the acquisition date. The Comcast Content Business continues at its historical or carry-over basis.

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2011	2010
Revenue	$12,128	$9,202	31.8%
Costs and expenses:
Operating costs and expenses (excluding depreciation and amortization)	8,062	5,637	43.0
Depreciation	1,486	1,379	7.8
Amortization	356	251	41.9
Operating income	2,224	1,935	14.9
Other income (expense) items, net	(589)	(465)	26.7
Income before income taxes	1,635	1,470	11.2
Income tax expense	(596)	(591)	0.9
Net income from consolidated operations	1,039	879	18.1
Net (income) loss attributable to noncontrolling interests	(96)	(13)	NM
Net income attributable to Comcast Corporation	$943	$866	9.0%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

The comparability of our consolidated results of operations was impacted by the NBCUniversal transaction, which closed on January 28, 2011. NBCUniversal’s results of operations are included in our consolidated financial statements following the acquisition date.

Consolidated Revenue

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increase in consolidated revenue for the three months ended March 31, 2011 compared to the same period in

2010. For the three months ended March 31, 2011, $2.2 billion of the increase was related to the addition of the NBCUniversal contributed businesses. The remaining changes in consolidated revenue related to our other business activities, primarily Comcast Spectacor. Revenue for our Cable Communications and NBCUniversal segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increase in consolidated operating costs and expenses for the three months ended March 31, 2011 compared to the same period in 2010. For the three months ended March 31, 2011, $2 billion of the increase was related to the addition of the NBCUniversal contributed businesses. The remaining changes in consolidated operating costs and expenses related to our other business activities, primarily Comcast Spectacor, and costs associated with the NBCUniversal transaction of $63 million for the three months ended March 31, 2011. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation expense and amortization expense increased primarily as a result of the NBCUniversal transaction. For the three months ended March 31, 2011, $154 million of the increase in consolidated depreciation and amortization was related to the addition of the NBCUniversal contributed businesses. Depreciation in our Cable Communications segment increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase in capital spending.

Segment Operating Results

Beginning in the first quarter of 2011, we changed our reportable segments as a result of the close of the NBCUniversal transaction on January 28, 2011. We have recast our segment presentation for the three months ended March 31, 2010 to reflect our current operating segments.

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. In the Theme Parks segment, we also include the equity in income (loss) of investees in measuring operating income (loss) before depreciation and amortization. This amount is not included when we measure total NBCUniversal and our consolidated operating income (loss) before depreciation and amortization. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 17 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/(Decrease)
(in millions)	2011	2010	$	%
Revenue
Video	$4,891	$4,808	$83	1.7%
High-speed Internet	2,106	1,936	170	8.8
Phone	860	808	52	6.5
Advertising	455	412	43	10.4
Business services	394	263	131	49.9
Other	378	356	22	6.1
Total revenue	9,084	8,583	501	5.8
Operating costs and expenses
Programming	1,973	1,864	109	5.9
Technical labor	584	561	23	4.1
Customer service	464	454	10	2.3
Marketing	568	491	77	15.7
Other	1,746	1,733	13	0.7
Total operating costs and expenses	5,335	5,103	232	4.6
Operating income before depreciation and amortization	$3,749	$3,480	$269	7.7%

Customer Metrics
	Customers		Net Additional Customers
(in thousands)	March 31, 2011	March 31, 2010	March 31, 2011	March 31, 2010
Video customers	22,763	23,477	(39)	(82)
High-speed Internet customers	17,406	16,329	418	399
Phone	8,870	7,895	260	273

Cable Communications Segment—Revenue

Our average monthly total revenue per video customer for the three months ended March 31, 2011 increased to approximately $133 from approximately $122 for the three months ended March 31, 2010. The increase in average monthly total revenue per video customer was primarily due to an increased number of customers receiving multiple services, rate adjustments and a higher contribution from business services.

Video

Our video revenue increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to rate adjustments and customer upgrades to our digital and advanced services, which consist of high-definition television (“HDTV”) and digital video recorder (“DVR”); these increases were offset by declines in the number of lower tier residential video customers. During the three months ended March 31, 2011, the number of video customers decreased primarily due to competitive pressures in our service areas and weakness in the economy. We expect further declines in the number of residential video customers during the remainder of 2011 for similar reasons. As of March 31, 2011, 88% of our 22.8 million video customers subscribed to at least one of our digital video services.

High-Speed Internet

Our high-speed Internet revenue increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increases in the number of residential customers and rate adjustments.

Phone

Our phone revenue increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increases in the number of residential customers.

Advertising

Our advertising revenue increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to improvements in the overall television advertising market.

Business Services

Our business services revenue increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increases in the number of customers.

Other

Other revenue includes revenue generated from franchise and other regulatory fees, our digital media center, commissions from electronic retailing networks and fees from other services.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increased rates, additional digital customers and additional programming options offered. Technical labor expenses increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increases in base pay, overtime, benefits and taxes. Customer service expenses increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher activity levels associated with an increase in the number of customers. Marketing expenses increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to an increase in spending associated with the continued expansion of business services and costs associated with the Xfinity brand and competitive marketing.

NBCUniversal Segments

The discussion below compares actual results with the pro forma results for the NBCUniversal segments. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments is more useful in identifying trends in; or reaching conclusions regarding the overall operating performance of these segments. Our pro forma segment information includes adjustments as if the NBCUniversal transaction occurred on January 1, 2010. Our pro forma data is also adjusted for the effects of acquisition accounting and eliminating the costs and expenses directly related to the transaction, but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses since January 1, 2010, nor of our future results.

The operating results of the NBCUniversal segments are presented in the table below.

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Three Months Ended March 31	For the Period January 1 through January 28	Three Months Ended March 31	Comcast Content Business	NBCUniversal Businesses	Three Months Ended March 31	$	%
Revenue
Cable Networks	$1,632	$388	$2,020	$638	$1,145	$1,783	$237	13.3%
Broadcast Television	888	464	1,352	—	2,078	2,078	(726)	(34.9)
Filmed Entertainment	622	353	975	—	1,061	1,061	(86)	(8.2)
Theme Parks	68	27	95	—	82	82	13	16.1
Headquarters, other and eliminations	(67)	(27)	(94)	—	(88)	(88)	(6)	(5.4)
Total revenue	$3,143	$1,205	$4,348	$638	$4,278	$4,916	$(568)	(11.5)%

Operating Income Before Depreciation and Amortization
Cable Networks	$665	$152	$817	$188	$574	$762	$55	7.2%
Broadcast Television	35	(15)	20	—	(182)	(182)	202	NM
Filmed Entertainment	(143)	(3)	(146)	—	(12)	(12)	(134)	NM
Theme Parks	33	8	41	—	(5)	(5)	46	NM
Headquarters, other and eliminations	(132)	(104)	(236)	—	(90)	(90)	(146)	NM
Total operating income before depreciation and amortization	$458	$38	$496	$188	$285	$473	$23	4.9%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the three months ended March 31, 2011 and 2010 and the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses from January 1, 2011 through January 28, 2011 and for the three months ended March 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction occurred on January 1, 2010 including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010. Total pro forma adjustments increased operating income before depreciation and amortization by $3 million and $36 million for the period January 1 through January 28, 2011 and the three months ended March 31, 2010, respectively.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Cable Networks Segment—Actual and Pro Forma Results of Operations

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Sleuth and Universal HD); our national news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and VERSUS); our regional sports and news networks; our international entertainment and news and information networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); certain digital media properties consisting primarily of brand-aligned websites and other websites, such as DailyCandy, Fandango and iVillage; and our cable television production operations.

	2011			2010

	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)

(in millions)	Three Months Ended March 31	For the period January 1 through January 28	Three Months Ended March 31	Comcast Content Business	NBCUniversal Businesses	Three Months Ended March 31	$	%

Revenue
Distribution	$913	$188	$1,101	$392	$584	$976	$125	12.8%
Advertising	607	162	769	203	470	673	96	14.3
Other	112	38	150	43	91	134	16	11.9

Total revenue	1,632	388	2,020	638	1,145	1,783	237	13.3
Operating costs and expenses	967	236	1,203	450	571	1,021	182	17.9

Operating income before depreciation and amortization	$665	$152	$817	$188	$574	$762	$55	7.2%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the three months ended March 31, 2011 and 2010 and the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses from January 1, 2011 through January 28, 2011 and for the three months ended March 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction occurred on January 1, 2010 including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Cable Networks Segment—Revenue

Our Cable Networks segment primarily generates revenue from distribution of our cable programming content and advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of commercial time on our national and international cable networks and related digital media properties. We also generate television production revenue from the exploitation of our owned programming.

Distribution revenue is affected by the number of subscribers receiving our cable programming networks and the fees we charge per subscriber for each of our cable networks. Our advertising revenue depends on audience ratings, the value of the demographics of our cable programming networks’ viewers to advertisers and the number of advertising units we can place in our cable programming networks’ programming schedules. Advertising revenue is affected by the strength of the advertising market, general economic conditions and the success of our programming. Our U.S. advertising revenue is also generally higher in the second and fourth quarters of each year due to seasonal increases in consumer advertising.

Pro forma combined distribution revenue increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to rate increases and an increase in the number of subscribers to our cable programming networks. Pro forma combined advertising revenue increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to increases in price and volume of advertising sold. Pro forma combined other revenue increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to the domestic, international and online exploitation of our owned content. For the three months ended March 31, 2011, approximately 14% of our Cable Networks segment pro forma combined revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Our Cable Networks segment operating costs and expenses consist primarily of programming and production costs, advertising and marketing costs, and other operating costs and expenses. Programming and production costs include the amortization of owned and acquired programming, direct production costs, residual and participation payments, production overhead and on-air talent costs. Advertising and marketing costs primarily consist of the costs incurred in promoting our cable programming networks, as well as in the replication, distribution and marketing costs of standard-definition DVDs and high-definition Blu-ray discs (together, “DVDs”), costs associated with digital media, and the costs of licensing our programming to third-party networks and other media platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

Pro forma combined operating costs and expenses increased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to higher programming and production costs associated with an increase in the number of original content productions, and increases in advertising and promotion costs and other operating costs and expenses.

Broadcast Television Segment—Actual and Pro Forma Results of Operations

Our Broadcast Television segment consists primarily of our U.S. broadcast networks, NBC and Telemundo; our 10 NBC and 16 Telemundo owned local television stations; our broadcast television production operations; and our related digital media properties, consisting primarily of brand-aligned and other websites.

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through March 31	For the period January 1 through January 28	Three Months Ended March 31	Three Months Ended March 31	$	%
Revenue
Advertising	$595	$315	$910	$1,450	$(540)	(37.2)%
Content licensing	219	105	324	314	10	3.2
Other	74	44	118	314	(196)	(62.4)
Total revenue	888	464	1,352	2,078	(726)	(34.9)
Operating costs and expenses	853	479	1,332	2,260	(928)	(41.1)
Operating income before depreciation and amortization	$35	$(15)	$20	$(182)	$202	NM

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses from January 1, 2011 through January 28, 2011 and for the three months ended March 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction occurred on January 1, 2010 including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Broadcast Television Segment—Revenue

Our Broadcast Television segment revenue consists primarily of advertising revenue and content licensing revenue. Advertising revenue is generated from the sale of commercial time on our broadcast networks, owned local television stations and related digital media properties. Content licensing revenue includes content license fees and other revenue generated from the exploitation of our owned programming in the U.S. and internationally. We also generate other revenue from the sale of our owned programming on DVDs, electronic sell-through and other formats, and the licensing of our brands and characters for consumer products.

Our advertising revenue is generally based on audience ratings, the value of the demographics of our broadcast networks’ and owned television stations’ viewers to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned television stations’ programming schedules. Advertising revenue is affected by the strength of the advertising market, general economic conditions and the success of our programming. Our

U.S. advertising revenue is generally higher in the second and fourth quarters of each year due to seasonal increases in consumer advertising.

Content licensing revenue depends on the length and terms of the initial network license for our owned programming and our ability to subsequently license that programming to other networks, both in the U.S. and internationally, and to individual U.S. local television stations. In recent years, the production and distribution costs related to our owned programming have exceeded the license fees generated from the initial network license by an increasing amount. Exploitation of our owned television programming after the initial network license is critical to the financial success of a television series. Other revenue from further exploitation of our owned programming and intellectual property is driven primarily by the popularity of our broadcast networks and series and, therefore, fluctuates based on consumer spending and acceptance.

Pro forma combined advertising and other revenue for the three months ended March 31, 2011 decreased compared to the same period in 2010 primarily due to $782 million of revenue recognized in 2010 related to the 2010 Vancouver Olympics. Pro forma combined content licensing revenue for the three months ended March 31, 2011 increased slightly compared to the same period in 2010 due to increased volume of original production, partially offset by lower syndication revenue.

Broadcast Television Segment—Operating Costs and Expenses

Our Broadcast Television segment operating costs and expenses consist primarily of programming and production costs, advertising and marketing costs, and other operating costs and expenses. Programming and production costs relate to content originating on our broadcast networks and owned local television stations and include the amortization of owned and acquired programming costs, direct production costs, residual and participation payments, production overhead, and on-air talent costs. Advertising and marketing costs consist primarily of the costs incurred in promoting our owned television programming, as well as the replication, distribution and marketing costs of DVDs, costs associated with digital media, and the costs of licensing our programming to third-parties and other media platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

Pro forma combined operating costs and expenses decreased for the three months ended March 31, 2011 compared to the same period in 2010 primarily due to $1 billion of programming costs recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the Vancouver Olympics, programming costs and advertising costs increased $86 million, partially offset by lower other operating costs and expenses.

Filmed Entertainment Segment—Actual and Pro Forma Results of Operations

Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through March 31	For the period January 1 through January 28	Three Months Ended March 31	Three Months Ended March 31	$	%
Revenue
Theatrical	$119	$58	$177	$213	$(36)	(16.9)%
Content licensing	218	171	389	312	77	24.8
Home entertainment	207	96	303	401	(98)	(24.4)
Other	78	28	106	135	(29)	(21.8)
Total revenue	622	353	975	1,061	(86)	(8.2)
Operating costs and expenses	765	356	1,121	1,073	48	4.4
Operating income before depreciation and amortization	$(143)	$(3)	$(146)	$(12)	$(134)	NM
(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses from January 1, 2011 through January 28, 2011 and for the three months ended March 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction occurred on January 1, 2010 including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment segment revenue consists primarily of theatrical revenue, content licensing revenue and home entertainment revenue. Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films. Content licensing revenue is generated primarily from the licensing of owned and acquired films to pay and advertising supported television distribution platforms. Home entertainment revenue is generated from the license or sale of our owned and acquired films to retail stores and through digital media platforms, including electronic sell-through. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Revenue in our Filmed Entertainment segment is significantly affected by the timing and number of our theatrical and home entertainment releases, as well as their acceptance by consumers. Theatrical and home entertainment release dates are determined by several factors, including production schedules, vacation and holiday periods and the timing of competitive releases. As a result, revenue may fluctuate from period to period and is typically highest in the fourth quarter of each year. Theatrical revenue is affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by theatrical exhibitors and the popularity of competing films at the time our films are released. The theatrical success of a film is a significant factor in determining the revenue a film is likely to generate in succeeding distribution platforms.

Pro forma combined theatrical revenue for the three months ended March 31, 2011 decreased compared to the same period in 2010 primarily due to the underperformance of the theatrical releases in our 2011 slate. Pro forma combined content licensing revenue for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to increases in content licensing of our film products on free and pay television platforms.

Pro forma combined home entertainment revenue for the three months ended March 31, 2011 decreased compared to the same period in 2010 primarily due to fewer lead title releases during the three months ended March 31, 2011. Also, our home entertainment revenue has been negatively affected by declines in DVD sales, both in the U.S. and internationally. Several factors have contributed to these declines, including weak economic conditions, the maturation of the standard-definition DVD format, piracy, and intense competition for consumer discretionary spending and leisure time. DVD sales have also been negatively affected by an increasing shift by consumers toward subscription rental services, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales. We expect overall home entertainment revenue in 2011 will continue to be negatively affected by an overall decline in DVD sales.

Pro forma combined other revenue for the three months ended March 31, 2011 decreased compared to the same period in 2010 primarily due to a decrease in revenue generated from our stage plays.

Filmed Entertainment Segment—Operating Costs and Expenses

Our Filmed Entertainment segment operating costs and expenses consist primarily of amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution and marketing costs. Residual payments represent amounts payable to certain of our employees who are represented by labor unions or guilds, such as the Writers Guild of America, Screen Actors Guild and the Directors Guild of America, and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent and other parties involved in the production of a film, including producers, writers, directors, actors, and technical and production personnel, under employment or other agreements and to our film co-financing partners under co-financing agreements. Distribution and marketing costs consist primarily of the costs associated with theatrical prints and advertising and the replication, distribution and marketing of DVDs. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

We incur significant marketing costs before and throughout the theatrical release of a film and in connection with the release of a film on other distribution platforms. As a result, we typically incur losses on a film prior to and during the film’s theatrical exhibition and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs of producing and marketing films have generally increased in recent years and may continue to increase in the future, particularly if competition within the filmed entertainment industry continues to intensify.

Pro forma combined operating costs and expenses for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to an increase in distribution and marketing costs associated with promoting theatrical releases in the second quarter of 2011. These costs were offset by lower amortization costs resulting from lower theatrical and home entertainment revenue.

Theme Parks Segment—Actual and Pro Forma Results of Operations

Our Theme Parks segment consists primarily of our Universal Studios Hollywood park, our Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. We also have a 50% equity interest in, and receive special and other fees from UCDP, which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando, Florida. The income (loss) from this equity investment and other related properties (“Orlando Parks”) is included in operating income (loss) before depreciation and amortization for the Theme Parks segment.

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through March 31	For the period January 1 through January 28	Three Months Ended March 31	Three Months Ended March 31	$	%
Revenue	$68	$27	$95	$82	$13	16.1%
Operating costs and expenses	(47)	(22)	(69)	(60)	(9)	14.7
Orlando Parks	12	3	15	(27)	42	NM

Operating income before depreciation and amortization	$33	$8	$41	$(5)	$46	NM

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses from January 1, 2011 through January 28, 2011 and for the three months ended March 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction occurred on January 1, 2010 including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Theme Parks Segment—Revenue

Our Theme Parks segment revenue is generated primarily from theme park attendance and related per capita spending, including ticket sales and in-park spending on food, beverage and merchandise, as well as from management, licensing and other fees.

Attendance at our theme parks and per capita spending depend heavily on the general environment for travel and tourism, including consumer spending on travel and other recreational activities. Revenue in our theme parks business fluctuates with the changes in theme park attendance that result from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks experience peak attendance generally during the summer months when school vacations occur and during early winter and spring holiday periods. License and other fees relate primarily to our agreements with third parties that operate the Universal Studios Japan and the Universal Studios Singapore theme parks to license the Universal Studios brand name, certain characters and other intellectual property.

Pro forma combined revenue for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to increases in attendance and per capita spending at our Hollywood theme park, as well as additional management fees from our investment in the Orlando Parks. These increases were slightly offset by a decrease in international licensing fees.

Theme Parks Segment—Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; costs of food, beverage and merchandise; labor costs; and sales and marketing costs.

Pro forma combined operating costs and expenses for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to additional costs associated with increases in attendance and per capita spending at our Hollywood theme park.

We expect operating costs and expenses in our Theme Parks segment to increase due to our continued investment in and promotion of new attractions.

Theme Parks Segment – Equity in Income (Loss) of Orlando Parks

Pro forma combined equity in income (loss) of Orlando Parks for the three months ended March 31, 2011 increased compared to the same period in 2010 primarily due to increases in attendance at the Orlando Parks related to the opening of the Wizarding World of Harry PotterTM attraction in June 2010. The loss for the three months ended March 31, 2010 was primarily due to marketing and promotional expenses and lower attendance at the Orlando Parks in anticipation of the opening of the new Harry Potter attraction.

Headquarters and Other

Headquarters and Other operating costs and expenses include corporate overhead, employee benefit expenses, expenses related to the NBCUniversal transaction, and corporate initiatives. Operating costs and expenses increased during the three months ended March 31, 2011 compared to the same period in 2010 primarily due to transaction-related costs, including severance and other compensation-related costs.

Consolidated Other Income (Expense) Items

	Three Months Ended March 31
(in millions)	2011	2010
Interest expense	$(605)	$(524)
Investment income (loss), net	89	101
Equity in net income (losses) of investees, net	(37)	(32)
Other income (expense), net	(36)	(10)
Total	$(589)	$(465)

Interest Expense

The increase in interest expense for the three months ended March 31, 2011 compared to the same period in 2010 is primarily due to the effects of the NBCUniversal transaction and the consolidation of NBCUniversal’s outstanding debt of $9.1 billion.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2011 and 2010 are presented in a table in Note 6 to our condensed consolidated financial statements.

Income Tax Expense

Income tax expense for the three months ended March 31, 2011 and 2010 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions, and, in 2011, due to the partnership structure of NBCUniversal Holdings. We expect our 2011 annual effective tax rate to be in the range of 35% to 40% due to the partnership structure of NBCUniversal Holdings.

Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests for the three months ended March 31, 2011 increased compared to the same period in 2010 due to the NBCUniversal transaction. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined in Note 4 to our condensed consolidated financial statements. Net (income) loss attributable to noncontrolling interests includes GE’s allocated share of the earnings of NBCUniversal Holdings and NBCUniversal.

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

Effective with the closing of the NBCUniversal transaction on January 28, 2011, NBCUniversal has a $750 million three-year revolving credit facility, which remained undrawn as of March 31, 2011.

In connection with the NBCUniversal transaction, we were required to make a cash payment of $6.2 billion to GE at the close of the transaction. We funded this payment with cash on hand and $650 million of commercial paper borrowings. The transaction also calls for the payment to GE, in the future, of certain tax benefits as they are realized. As of the closing of the NBCUniversal transaction on January 28, 2011, we consolidated $9.1 billion of NBCUniversal senior debt securities with maturities ranging from 2014 to 2041. We do not guarantee NBCUniversal’s debt obligations. Any future redemptions of GE’s stake in NBCUniversal Holdings are expected to be funded primarily through NBCUniversal’s cash flows from operating activities and its borrowing capacity. If any borrowings by NBCUniversal to fund either of GE’s two potential redemptions would result in NBCUniversal exceeding a certain leverage ratio or losing investment grade status or if it cannot otherwise fund such redemptions, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion, with amounts not used in the first redemption to be available for the second redemption) to the extent NBCUniversal Holdings cannot fund the redemptions.

Affiliates of Blackstone Group L.P. (“Blackstone”) and NBCUniversal are 50% partners in UCDP. On March 9, 2011, Blackstone offered to sell its interest in UCDP to NBCUniversal. We have until early June 2011 to accept the offer. If we do not accept the offer, Blackstone has the right to market their and our UCDP interests to third parties, and both they and we would be required to sell our interests if a third party offers each of us a price that is at least 90% of the price at which Blackstone offered to sell its interest to us. We are currently evaluating Blackstone’s offer.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2011	2010
Operating income	$2,224	$1,935
Depreciation and amortization	1,842	1,630
Operating income before depreciation and amortization	4,066	3,565
Noncash share-based compensation	84	82
Changes in operating assets and liabilities	7	(107)
Cash basis operating income	4,157	3,540
Payments of interest	(657)	(615)
Payments of income taxes	(74)	(46)
Proceeds from interest, dividends and other nonoperating items	68	24
Excess tax benefit under share-based compensation presented in financing activities	(26)	—
Net cash provided by operating activities	$3,468	$2,903

The changes in operating assets and liabilities during the three months ended March 31, 2011 compared to the same period in 2010 were primarily due to the NBCUniversal transaction and the timing of payments of operating items and payroll.

The increase in interest payments during the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to an increase in our outstanding debt.

The increase in income tax payments during the three months ended March 31, 2011 compared to the same period in 2010 was primarily due to tax payments made in 2011 that related to prior years and NBCUniversal’s foreign tax payments.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2011 consisted primarily of cash paid, net of cash acquired, for the NBCUniversal acquisition of $5.7 billion, capital expenditures of $1.1 billion and intangible assets of $123 million.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2011 consisted primarily of proceeds from short-term borrowings, net of $1.7 billion, offset by our repayments of debt at maturity of $1.8 billion, repurchases of our Class A Special common stock of $525 million and dividend payments of $261 million.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of March 31, 2011, amounts available under all of our credit facilities totaled approximately $5.5 billion.

Share Repurchases and Dividends

During the three months ended March 31, 2011, we repurchased approximately 23 million shares of our Class A Special common stock under our share repurchase authorization for approximately $525 million. As of March 31, 2011, we had approximately $1.6 billion of availability remaining under our current share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

In January 2011, our Board of Directors approved an increase of 19% to our planned annual dividend to $0.45 per share and approved the first quarterly dividend of $0.1125 per share, totaling $312 million, to be paid in April 2011. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

As a result of the NBCUniversal transaction, two additional areas have been identified as critical in the preparation of our condensed consolidated financial statements. The two additional critical accounting judgments and estimates are associated with the accounting for film and television costs and the valuation of acquisition-related assets and liabilities. See below for a discussion of these items.

For a discussion of the other accounting judgments and estimates that we have identified as critical in the preparation of our consolidated financial statements, please refer to our 2010 Annual Report on Form 10-K.

Film and Television Costs

As a result of the NBCUniversal transaction, we capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, as well as associated participation and residual payments, on an individual production basis using the ratio of the current period’s actual revenue to estimated total remaining gross revenue from all sources (“ultimate revenue”). Estimates of ultimate revenue have a significant impact on how quickly capitalized costs are amortized and, therefore, are updated regularly.

Our estimates of ultimate revenue for films generally include revenue from all sources that are expected to be earned within 10 years from the date of a film’s initial release. These estimates are based on the historical performance of similar content, as well as factors unique to the content itself. The most sensitive factor affecting our estimate of ultimate revenue for a film intended for theatrical release is the film’s theatrical performance, as subsequent license revenue has historically exhibited a high correlation to theatrical performance. Upon a film’s release, our estimates of revenue from succeeding markets, including home entertainment, and other media platforms are revised based on historical relationships and an analysis of current market trends.

With respect to television series or other owned television programming, the most sensitive factor affecting our estimate of ultimate revenue is whether the series can be successfully licensed beyond its initial license. Initial estimates of ultimate revenue are limited to the amount of revenue contracted for each episode under the initial license. Once it is determined that a series can be licensed in subsequent platforms, revenue estimates for these platforms, such as U.S. and international syndication, home entertainment and other media platforms, are included in ultimate revenue. In the case of television series and owned television programming, revenue estimates for produced episodes include revenue expected to be earned within 10 years of delivery of the initial episode or, if still in production, 5 years from the delivery of the most recent episode, if later.

Capitalized film and television costs are subject to impairment if the fair value of a film or owned television programming falls below its unamortized cost. The fair value assessment is generally based on estimated future discounted cash flows, which is supported by our internal forecasts.

Fair Value of Acquisition-Related Assets and Liabilities

We allocate the purchase price of acquired companies to the tangible and intangible assets and liabilities based on their estimated fair values. In determining fair value, management is required to make estimates and assumptions that affect the recorded amounts. Management’s estimates of fair value are based on assumptions believed to be reasonable but that are inherently uncertain. To assist in the estimation process, third-party valuation specialists are engaged to assist in the valuation of certain of these assets and liabilities.

Our judgments used to determine the estimated fair value assigned to each class of acquired assets and liabilities, as well as asset lives, can materially impact our results of operations. For instance, the determination of asset lives can impact our results of operations as different types of assets will have different useful lives and certain assets may even be considered to have indefinite useful lives.

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain of NBCUniversal’s assets and liabilities and GE’s redeemable noncontrolling interest.

Film and Television Costs

Film and television costs consist of our preliminary estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multi-period cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows and distribution patterns. Television series and theatrical films in-production and in-development were valued at historical cost. Contractual programming rights were adjusted to market rates using undiscounted cash flows and market assumptions, when available.

Investments

The preliminary estimates of fair value for significant investments in non-public investees were determined using an income approach. This method starts with a forecast of all of the expected future net cash flows associated with the investment and then involves adjusting the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams of the underlying business.

Property and Equipment

The preliminary estimated fair value of acquired property and equipment was primarily determined using a market approach for land and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable property. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Intangible assets

Intangible assets primarily consist of our preliminary estimates of fair value for relationships with advertisers and multichannel video providers, each with an estimated useful life not to exceed 20 years, and indefinite-lived trade names and Federal Communication Commission (“FCC”) licenses.

Relationships with advertisers and multichannel video providers were valued using a multi-period cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about future events, including contract renewal estimates, attrition and technology changes.

In determining the estimated lives and method of amortization for finite-lived intangibles, we use the method and life that most closely follows the undiscounted cash flows over the estimated life of the asset.

Tradenames were valued using the relief-from-royalty method, a form of the income approach. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the tradename.

FCC licenses were valued using the Greenfield method, a form of the income approach. This measure of fair value captures the future income potential assuming the license is used by a hypothetical start-up operation.

Guarantees and other obligations

Contractual obligations were adjusted to market rates using a combination of discounted cash flows or market assumptions, when available.

Redeemable Noncontrolling Interest

The fair value component of the redeemable noncontrolling interest in NBCUniversal Holdings is based on an income approach including assumptions related to expected future net cash flows, the timing and nature of tax attributes and the redemption features.

Preliminary Fair Values

Our estimates associated with the accounting for the NBCUniversal transaction have and will continue to change as final valuation reports are obtained and additional information becomes available regarding acquired assets and liabilities. The recorded amounts are preliminary and subject to change. The following items are the significant areas subject to change:

•	film and television costs

•	investments

•	property and equipment

•	indefinite-lived and finite-lived intangibles

•	contractual commitments and contingencies

•	deferred income taxes

•	contingent consideration

•	redeemable noncontrolling interest

•	the final amount of goodwill and the allocation of goodwill to reporting units

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2010 Annual Report on Form 10-K and except as discussed below, there have been no significant changes to this information.

Interest Rate Risk Management

As a result of the NBCUniversal transaction, our condensed consolidated balance sheet now includes $9.1 billion principal amount of senior debt securities with fixed interest rates ranging from 2.1% to 6.4% and maturities ranging from 2014 to 2041. In accordance with our policies, we have entered into fixed to variable swaps on $600 million principal amount of these senior debt securities, with maturities ranging from 2014 to 2016.

Refer to Note 8 to our condensed consolidated financial statements for a discussion on the NBCUniversal senior debt securities and to Note 9 to our condensed consolidated financial statements for a discussion on our derivative financial instruments.

Foreign Currency Exchange Risk Management

NBCUniversal has significant operations in a number of countries outside the U.S. and certain of NBCUniversal’s operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. As a result, we are exposed to exchange rate fluctuations, which could adversely affect the U.S. dollar value of our non-U.S. revenue and operating costs and expenses, and reduce international demand for our content, all of which could negatively affect our business, financial condition and results of operations in a given period or in specific territories.

As part of our overall strategy to manage the level of exposure to the risk of foreign currency exchange rate fluctuations, we enter into derivative financial instruments related to a significant portion of our foreign currency exposures anticipated over the calendar year. The primary type of derivative financial instrument that we enter into is a foreign currency forward contract that changes in value as foreign exchange rates change to protect the U.S. dollar equivalent value of our existing foreign currency assets, liabilities, commitments, and forecasted foreign currency revenues and expenses. In accordance with our policy, we hedge forecasted foreign currency transactions for periods generally not to exceed one year. In certain circumstances we may hedge a transaction not to exceed 18 months.

As of March 31, 2011, we had foreign exchange contracts on a total notional value of $1.304 billion, with aggregate estimated fair value losses of $22 million.

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

Changes in internal control over financial reporting

As a result of our acquisition of NBCUniversal on January 28, 2011, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to NBCUniversal. Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 16 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our Board-authorized share repurchase program during the three months ended March 31, 2011.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
January 1-31, 2011	—	$—	—	$—	$2,140,960,220
February 1-28, 2011	14,259,276	$22.08	14,229,832	$314,210,380	$1,826,749,840
March 1-31, 2011	9,100,000	$23.17	9,100,000	$210,875,970	$1,615,873,870
Total	23,359,276	$22.51	23,329,832	$525,086,350	$1,615,873,870

(a)

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of March 31, 2011, we had approximately $1.6 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

The total number of shares purchased during the three months ended March 31, 2011 includes 29,444 shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective February 23, 2011.
10.2*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 1, 2011).
10.3*

Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective February 22, 2011 (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 1, 2011).

10.4*

Comcast Corporation 2003 Stock Option Plan, as amended and restated effective February 22, 2011 (incorporated by reference to Appendix C to our Definitive Proxy Statement on Schedule 14A filed on April 1, 2011).

10.5*	Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 22, 2011.
10.6*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective February 22, 2011.
10.7*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2011, filed with the Securities and Exchange Commission on May 4, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 4, 2011