Form 10-Q
period 2011-06-30
COMCAST CORP
filed 2011-08-03
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2011

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

Yes ☐ No ☒

As of June 30, 2011, there were 2,089,624,288 shares of our Class A common stock, 650,044,422 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2011. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,997	$5,984
Receivables, net	4,156	1,855
Programming rights	955	122
Other current assets	1,242	925
Total current assets	8,350	8,886
Film and television costs	5,106	460
Investments	10,829	6,670
Property and equipment, net	24,619	23,515
Franchise rights	59,442	59,442
Goodwill	26,919	14,958
Other intangible assets, net	17,391	3,431
Other noncurrent assets, net	2,126	1,172
Total assets	$154,782	$118,534

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$4,838	$3,291
Accrued participations and residuals	1,235	—
Accrued expenses and other current liabilities	5,274	3,143
Current portion of long-term debt	1,350	1,800
Total current liabilities	12,697	8,234
Long-term debt, less current portion	38,209	29,615
Deferred income taxes	29,477	28,246
Other noncurrent liabilities	11,985	7,862
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	15,509	143
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,455,085,038 and 2,437,281,651; outstanding, 2,089,624,288 and 2,071,820,901	25	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 720,979,186 and 766,168,658; outstanding, 650,044,422 and 695,233,894	7	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	41,301	39,780
Retained earnings	12,932	12,158
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(105)	(99)
Total Comcast Corporation shareholders’ equity	46,643	44,354
Noncontrolling interests	262	80
Total equity	46,905	44,434
Total liabilities and equity	$154,782	$118,534

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2011	2010	2011	2010
Revenue	$14,333	$9,525	$26,461	$18,727
Costs and Expenses:
Operating costs and expenses	9,532	5,788	17,594	11,425
Depreciation	1,478	1,411	2,964	2,790
Amortization	385	248	741	499
	11,395	7,447	21,299	14,714
Operating income	2,938	2,078	5,162	4,013
Other Income (Expense):
Interest expense	(621)	(543)	(1,226)	(1,067)
Investment income (loss), net	61	—	150	101
Equity in net income (losses) of investees, net	37	(26)	—	(58)
Other income (expense), net	(34)	(35)	(70)	(45)
	(557)	(604)	(1,146)	(1,069)
Income before income taxes	2,381	1,474	4,016	2,944
Income tax expense	(1,014)	(588)	(1,610)	(1,179)
Net income from consolidated operations	1,367	886	2,406	1,765
Net (income) loss attributable to noncontrolling interests	(345)	(2)	(441)	(15)
Net income attributable to Comcast Corporation	$1,022	$884	$1,965	$1,750
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.37	$0.31	$0.71	$0.62
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.37	$0.31	$0.70	$0.62
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1125	$0.0945	$0.225	$0.189

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Net income from consolidated operations	$1,367	$886	$2,406	$1,765
Unrealized gains (losses) on marketable securities, net of deferred taxes of $–, $–, $(3) and $–	—	—	5	1
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $4, $24, $(2) and $24	(9)	(42)	2	(42)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $1, $–, $5 and $–	(2)	—	(9)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(1), $(2), $6 and $(3)	2	3	(10)	5
Employee benefit obligations, net of deferred taxes of $1, $–, $(1)– and $–	(4)	—	(1)	—
Currency translation adjustments	3	—	7	(4)
Comprehensive income	1,357	847	2,400	1,725
Net (income) loss attributable to noncontrolling interests	(345)	(2)	(441)	(15)
Other comprehensive (income) loss attributable to noncontrolling interests	2	—	—	—
Comprehensive income attributable to Comcast Corporation	$1,014	$845	$1,959	$1,710

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2011	2010
Net cash provided by operating activities	$6,956	$5,332
Investing Activities
Capital expenditures	(2,377)	(2,063)
Cash paid for intangible assets	(296)	(237)
Acquisitions, net of cash acquired	(5,660)	(183)
Proceeds from sales of investments	116	15
Purchases of investments	(46)	(32)
Other	(23)	(55)
Net cash provided by (used in) investing activities	(8,286)	(2,555)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	741	—
Proceeds from borrowings	—	2,421
Repurchases and repayments of debt	(1,764)	(638)
Repurchases and retirements of common stock	(1,050)	(600)
Dividends paid	(572)	(535)
Distributions to noncontrolling interests	(175)	(32)
Other	163	(36)
Net cash provided by (used in) financing activities	(2,657)	580
Increase (decrease) in cash and cash equivalents	(3,987)	3,357
Cash and cash equivalents, beginning of period	5,984	671
Cash and cash equivalents, end of period	$1,997	$4,028

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2010	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811
Stock compensation plans					100	(4)				96
Repurchases and retirements of common stock					(407)	(193)				(600)
Employee stock purchase plan					31					31
Dividends declared						(532)				(532)
Other comprehensive income (loss)								(40)		(40)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests									(19)	(19)
Net income (loss)	(1)					1,750			16	1,766
Balance, June 30, 2010	$145	$24	$8	$—	$39,982	$11,026	$(7,517)	$(86)	$87	$43,524
Balance, January 1, 2011	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434
Stock compensation plans		1			310	(35)				276
Repurchases and retirements of common stock			(1)		(514)	(535)				(1,050)
Employee stock purchase plan					33					33
Dividends declared						(621)				(621)
Other comprehensive income (loss)								(6)		(6)
NBCUniversal transaction	15,166				1,692				188	1,880
Contributions from (distributions to) noncontrolling interests	(162)								(85)	(85)
Net income (loss)	362					1,965			79	2,044
Balance, June 30, 2011	$15,509	$25	$7	$—	$41,301	$12,932	$(7,517)	$(105)	$262	$46,905

See accompanying notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based on Securities and Exchange Commission (“SEC”) rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. We also evaluated events or transactions that occurred after the balance sheet date through the issuance date of these condensed consolidated financial statements to determine if financial statement recognition or additional disclosure is required. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)), a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content to global audiences. NBCUniversal’s results of operations from January 29 through June 30, 2011 are included in our consolidated results of operations. See Note 4 for additional information on the transaction.

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

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, as well as accrue costs associated with participation and residual payments, on an individual production basis using the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources, which is referred to as ultimate revenue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. We state unamortized film and television costs at the lower of unamortized cost or fair value. We do not capitalize costs related to film exploitation, which are primarily costs associated with the marketing and distribution of film and television programming.

We state acquired film and television libraries at the lower of unamortized cost or fair value. In determining the estimated lives and method of amortization, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

We capitalize the costs to license programming content, including rights to multiyear live-event sports programming, at the earlier of the programming acquisition or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s actual direct revenue to the estimated total remaining direct revenue or based on the contract terms.

We state the cost of acquired programming at the lower of unamortized cost or net realizable value on a program-by-program, package, channel or daypart basis. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Acquired programming used by our cable programming networks is tested on a channel basis for impairment, whereas the programming for the NBC and Telemundo broadcast networks is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or there is no plan to broadcast certain programming, we will recognize an impairment charge in other operating costs and expenses.

We enter into arrangements with third parties to jointly finance and distribute many of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can also vary, although in most cases an investor assumes the full risk for the portion of the film acquired in these arrangements. We account for our proceeds under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or benefit to operating costs and expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined by reference to the ratio of actual revenue earned to date in relation to the ultimate revenue expected to be recognized over a film’s useful life.

See Note 5 for additional information on our film and television costs.

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

We also enter into nonmonetary exchanges of advertising units for other advertising units, products or services. Advertising units exchanged for advertising units are recorded at the fair value of advertising units provided and recognized when aired. Advertising units exchanged for products or services are recorded at the fair value of the goods or services received or advertising units provided. Advertising units provided are recognized when aired, and costs are recognized in the period the products or services are used.

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

Diluted EPS for the three and six months ended June 30, 2011 excludes approximately 52 million and 43 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and six months ended June 30, 2010, diluted EPS excluded approximately 195 million and 194 million, respectively, of potential common shares.

Computation of Diluted EPS

	Three Months Ended June 30
	2011			2010
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,022	2,759	$0.37	$884	2,816	$0.31
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		30			6
Diluted EPS attributable to Comcast Corporation shareholders	$1,022	2,789	$0.37	$884	2,822	$0.31

	Six Months Ended June 30
	2011			2010
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,965	2,765	$0.71	$1,750	2,823	$0.62
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		34			7
Diluted EPS attributable to Comcast Corporation shareholders	$1,965	2,799	$0.70	$1,750	2,830	$0.62

Note 4: Acquisitions

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the existing businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC Network and its owned NBC affiliated local television stations, the Telemundo Network and its owned Telemundo affiliated local television stations, Universal Pictures filmed entertainment, the Universal Studios Hollywood theme park, and other investments and related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). The combination of these businesses creates a leading media and entertainment company capable of providing entertainment, news, sports and other content to a global audience across many platforms. In addition to contributing the Comcast Content Business, we made a cash payment to GE of $6.2 billion, which included transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits as they are realized.

In connection with the NBCUniversal transaction, NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt during 2010. Prior to the closing, NBCUniversal made a cash distribution of approximately $7.4 billion to GE.

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and we would have the immediate right to purchase the remainder of GE’s interest. If, however, we elect not to exercise this right, during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE does not exercise its first redemption right, during the six month period beginning January 28, 2016, we have the right to purchase half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2019, we have the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase or redemption described in this paragraph will be equal to the ownership percentage being acquired multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

Until July 28, 2014, GE may not directly or indirectly transfer its interest in NBCUniversal Holdings. Thereafter, GE may transfer its interest to a third party, subject to our right of first offer. The right of first offer would permit us to purchase all, but not less than all, of the interests proposed to be transferred. In the event that GE makes a registration request in accordance with certain registration rights that are granted to it under the operating agreement, we will have the right to purchase, for cash at the market value (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), all of GE’s interest in NBCUniversal Holdings that GE is seeking to register.

Preliminary Allocation of Purchase Price

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The net assets of the NBCUniversal contributed businesses were recorded at their estimated fair value using Level 3 inputs (see Note 10 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined above. GE’s redeemable noncontrolling interest has been recorded at fair value for the portion attributable to the net assets we acquired, and at historical cost for the portion attributable to the Comcast Content Business. The estimated values are not yet final and are subject to change, and the changes could be significant. We will finalize the amounts recognized as soon as possible as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The tables below present the preliminary fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities of the NBCUniversal businesses acquired as a result of the NBCUniversal transaction.

Consideration Transferred

(in millions)
Cash	$6,127
Fair value of 49% of the Comcast Content Business	4,278
Fair value of contingent consideration	639
Fair value of redeemable noncontrolling interest associated with net assets acquired	13,032
$24,076

Preliminary Allocation of Purchase Price

(in millions)
Film and television costs (see Note 5)	$5,126
Investments (see Note 6)	3,848
Property and equipment, net (see Note 14)	1,932
Intangible assets, net (see Note 7)	14,376
Working capital	(1,241)
Long-term debt (see Note 8)	(9,115)
Deferred income tax liabilities	(69)
Other noncurrent assets and liabilities	(2,548)
Noncontrolling interests acquired (see Note 11)	(188)
Fair value of identifiable net assets acquired	12,121
Goodwill	11,955
$24,076

Income Taxes

We are responsible for the tax matters for both NBCUniversal Holdings and NBCUniversal, including the filing of returns and the administering of any proceedings with taxing authorities. For U.S. federal income tax purposes, NBCUniversal Holdings is treated as a partnership and NBCUniversal is disregarded as an entity separate from NBCUniversal Holdings. Accordingly, neither NBCUniversal Holdings nor NBCUniversal and its subsidiaries will incur any material current or deferred U.S. federal income taxes. NBCUniversal Holdings and NBCUniversal and its subsidiaries are, however, expected to incur current and deferred income taxes in a limited number of states and localities. In addition, NBCUniversal’s foreign subsidiaries are expected to incur current and deferred foreign income taxes. GE has indemnified us and NBCUniversal Holdings for any income tax liability attributable to the historical NBCUniversal businesses for periods prior to the acquisition date. We have also indemnified GE and NBCUniversal Holdings for any income tax liability attributable to the Comcast Content Business for periods prior to the acquisition date.

NBCUniversal recognized net deferred income tax liabilities of $69 million in the preliminary allocation of purchase price related primarily to acquired intangible assets in state and foreign jurisdictions. In addition, Comcast recognized $460 million of deferred tax liabilities in connection with GE acquiring an indirect noncontrolling interest in the Comcast Content Business in exchange for our acquisition of a portion of our interest in NBCUniversal Holdings. Because we maintained control of the Comcast Content Business, the excess of fair value received over historical carrying value and the related tax impact were recorded in additional paid-in capital.

We agreed to share with GE certain tax benefits as they are realized, related to the form and structure of the transaction. These payments to GE are contingent on us realizing tax benefits in the future and are accounted for as contingent consideration. We have recorded $639 million in other current and noncurrent liabilities in our acquisition accounting based on the present value of the expected future payments to GE.

Following the closing of the NBCUniversal transaction, our provision for income taxes includes a federal and state tax provision on our allocable share of the earnings of NBCUniversal Holdings and NBCUniversal, as well as the state, local and foreign tax provisions of NBCUniversal Holdings and NBCUniversal, adjusted for any foreign tax credits.

Goodwill

Goodwill consists primarily of intangible assets that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and agreements between us and NBCUniversal. Because our allocation of purchase price and estimated values of identifiable assets and liabilities are not yet final, the amount of total goodwill and the amount of goodwill expected to be deductible for tax purposes are not yet final and are subject to change.

Transaction-Related Expenses

We have incurred significant transaction costs directly related to the NBCUniversal transaction. The incremental expenses related to legal, accounting and valuation services, and investment banking fees are included in operating costs and expenses. We also incurred certain financing costs and other shared costs with GE associated with NBCUniversal’s debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010, which are included in other income (expense), net and interest expense.

In addition, during the three and six months ended June 30, 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges, which are included in operating costs and expenses.

The table below presents the amounts related to these expenses included in our consolidated statement of income.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Operating costs and expenses
Transaction costs	$—	$22	$63	$36
Transaction-related costs	6	—	50	—
Total operating costs and expenses	6	22	113	36
Other income (expense), net	—	35	16	48
Interest expense	—	2	—	4
Total	$6	$59	$129	$88

Unaudited Actual and Pro Forma Information

Our consolidated revenue for the three months ended June 30, 2011 and from January 29, 2011 through June 30, 2011 included $4.1 billion and $6.3 billion, respectively, from the NBCUniversal contributed businesses. Our consolidated net income (loss) attributable to Comcast Corporation for the three months ended June 30, 2011 and from January 29, 2011 through June 30, 2011 included $236 million and $228 million, respectively, from the NBCUniversal contributed businesses.

The following unaudited pro forma information has been presented as if the NBCUniversal transaction had occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what the results would have been had we operated the business since January 1, 2010. No pro forma adjustments have been made for our incremental transaction costs or other transaction-related costs.

	Actual	Pro Forma	Pro Forma
	Three Months Ended		Six Months Ended
(in millions)	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Revenue	$14,333	$13,103	$27,622	$26,411
Net income from consolidated operations	$1,367	$1,211	$2,358	$1,973
Net income attributable to Comcast Corporation	$1,022	$940	$1,900	$1,708
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.37	$0.33	$0.69	$0.61
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.37	$0.33	$0.68	$0.60

Note 5: Film and Television Costs

	June 30,	December 31,
(in millions)	2011	2010
Film Costs:
Released, less amortization	$1,761	$—
Completed, not released	97	—
In-production and in-development	1,095	—
	2,953	—
Television Costs:
Released, less amortization	1,114	94
Completed, not released	—	—
In-production and in-development	223	43
	1,337	137
Programming rights, less amortization	1,771	445
	6,061	582
Less: Current portion of programming rights	955	122
Film and television costs	$5,106	$460

The amounts as of June 30, 2011 include the film and television costs acquired in connection with the closing of the NBCUniversal transaction at fair value as of January 28, 2011, less accumulated amortization following the acquisition date. The capitalized programming costs of the Comcast Content Business are reflected at their historical cost, less accumulated amortization for both periods presented.

As of June 30, 2011, acquired film and television libraries had remaining unamortized costs of approximately $1.3 billion. For the three and six months ended June 30, 2011, amortization of acquired film and television libraries included in operating costs and expenses totaled $47 million and $80 million, respectively.

Note 6: Investments

	June 30,	December 31,
(in millions)	2011	2010
Fair value method	$3,343	$2,815
Equity method, primarily SpectrumCo and Clearwire	2,053	2,193
Cost method, primarily AirTouch redeemable preferred shares	1,754	1,743
Acquired NBCUniversal investments	3,743	—
Total investments	10,893	6,751
Less: Current investments	64	81
Noncurrent investments	$10,829	$6,670

Investments acquired in connection with the NBCUniversal transaction primarily include equity method investments in A&E Television Networks, LLC (16%); Universal City Development Partners (“UCDP”) (50%) (see Note 18), which consists of the ownership and operation of two theme parks in Orlando, Florida; The Weather Channel (25%); and MSNBC.com (50%); and cost method investments, primarily in Hulu (32%). See Note 4 for additional information on the NBCUniversal transaction.

Components of Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Gains on sales and exchanges of investments, net	$7	$9	$21	$11
Investment impairment losses	(3)	(6)	(3)	(14)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	226	(129)	535	231
Mark to market adjustments on derivative component of prepaid forward sale agreements	(187)	131	(452)	(146)
Mark to market adjustments on derivative component of ZONES	1	1	5	2
Interest and dividend income	26	23	52	45
Other, net	(9)	(29)	(8)	(28)
Investment income (loss), net	$61	$—	$150	$101

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

		NBCUniversal
(in millions)	Cable Communications	Comcast Content Business	NBCUniversal Acquired Businesses	Corporate and Other	Total
Balance, December 31, 2010	$12,207	$2,564	$—	$187	$14,958
Acquisitions	—	—	11,959	—	11,959
Settlements and adjustments	1	—	1	—	2
Balance, June 30, 2011	$12,208	$2,564	$11,960	$187	$26,919

The change in goodwill for the six months ended June 30, 2011 is primarily related to the closing of the NBCUniversal transaction on January 28, 2011. The preliminary allocation of purchase price to the assets and liabilities of the NBCUniversal businesses acquired, and the allocation of goodwill among reporting segments, are not complete and are subject to change. We expect the majority of the goodwill will be related to our Cable Networks segment. See Note 4 for additional information on the NBCUniversal transaction.

The carrying amount of goodwill at both June 30, 2011 and December 31, 2010 includes accumulated impairments of $76 million within our Cable Networks segment.

Other Intangible Assets

		June 30, 2011		December 31, 2010
(in millions)	Original Useful Life at June 30, 2011	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets	2-25 years	$8,996	$(5,738)	$12,271	$(8,840)
Acquired NBCUniversal intangible assets:
Finite-lived intangible assets	4-19 years	11,312	(279)	—	—
Indefinite-lived intangible assets	N/A	3,100		—
Total		$23,408	$(6,017)	$12,271	$(8,840)

The decrease in the gross carrying amount and accumulated amortization of other intangible assets for the six months ended June 30, 2011 was due to the write-off of fully amortized customer relationship and other intangible assets.

The intangible assets recorded as a result of the NBCUniversal transaction include finite-lived intangible assets, primarily relationships with advertisers and multichannel video providers, and indefinite-lived intangible assets, primarily trade names and Federal Communications Commission licenses. See Note 4 for additional information on the NBCUniversal transaction.

Note 8: Long-Term Debt

As of June 30, 2011, our debt had an estimated fair value of $43 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

NBCUniversal

NBCUniversal issued $9.1 billion principal amount of senior debt securities during 2010 in connection with the NBCUniversal transaction. In accordance with acquisition accounting, the senior debt securities were recorded at fair value based on interest rates available to us for debt with similar terms and remaining maturities as of January 28, 2011. The table below presents the carrying value of these senior debt securities included in our balance sheet as of June 30, 2011.

(in millions)	Interest Rate	June 30, 2011
Senior notes due 2014	2.100%	$903
Senior notes due 2015	3.650%	1,032
Senior notes due 2016	2.875%	988
Senior notes due 2020	5.150%	2,063
Senior notes due 2021	4.375%	1,937
Senior notes due 2040	6.400%	1,033
Senior notes due 2041	5.950%	1,176
Total		$9,132

NBCUniversal Revolving Bank Credit Facility

Effective with the closing of the NBCUniversal transaction on January 28, 2011, NBCUniversal has a revolving credit facility with a syndicate of banks that may be used for general corporate purposes. In June 2011, NBCUniversal amended its revolving credit facility, which increased the size of the facility to $1.5 billion from $750 million, reduced the interest rate payable under the facility and extended the maturity of the loan commitment to June 2016 from January 2014. As of June 30, 2011, the credit facility remained undrawn. See Note 18 for additional information on the NBCUniversal revolving credit facility.

Repayments

In January 2011, we repaid $1 billion principal amount of 6.75% notes due at maturity. In March 2011, we repaid $750 million principal amount of 5.5% notes due at maturity.

Commercial Paper

During the six months ended June 30, 2011, we issued $750 million face amount of commercial paper, net of repayments.

Note 9: Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates, foreign exchange rates and equity prices. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with the derivatives policy approved by our Board of Directors. Derivative financial instruments are recorded in our consolidated balance sheet at fair value. We formally document, at inception of the hedging relationship, derivative financial instruments designated to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) or the exposure to changes in cash flows of a forecasted transaction (“cash flow hedge”), and we evaluate them for effectiveness at the time they are designated, as well as throughout the hedging period.

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

We manage our exposure to foreign exchange risk related to NBCUniversal’s recognized balance sheet amounts in foreign currency and foreign currency denominated production costs and rights, as well as international content-related revenue and royalties, by using foreign exchange contracts such as forward contracts and currency options. We manage our exposure to foreign exchange risk related to our foreign currency denominated borrowings by using cross-currency swap agreements, effectively converting these borrowings to U.S. dollar denominated borrowings.

We manage our exposure to price fluctuations in the common stock of some of our investments by using equity derivative financial instruments embedded in other contracts, such as prepaid forward sale agreements, whose values, in part, are derived from the market value of certain publicly traded common stock.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of June 30, 2011 and December 31, 2010, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

As of June 30, 2011, our derivative financial instruments designated as hedges included (i) our interest rate swap agreements, which are recorded to other current or noncurrent assets, (ii) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities, (iii) our cross-currency swap agreements, which are recorded to other noncurrent liabilities, and (iv) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities.

As of June 30, 2011, our derivative financial instruments not designated as hedges were (i) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities, (ii) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, and (iii) the derivative components of certain of our prepaid forward sale agreements, which are recorded to other current and noncurrent liabilities.

See Note 10 for additional information on the fair values of our derivative financial instruments as of June 30, 2011 and December 31, 2010.

Fair Value Hedges

Amount of Gain (Loss) Recognized in Income

(in millions)	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$74	$90	$29	$118
Long-term debt—interest rate swap agreements (fixed to variable)	(74)	(90)	(29)	(118)
Investment Income (Loss):
Mark to market adjustments on derivative component of prepaid forward sale agreement	(4)	4	(7)	(7)
Unrealized gains (losses) on securities underlying prepaid forward sale agreement	8	(3)	13	16
Gain (loss) on fair value hedging relationships	$4	$1	$6	$9

During the period from January 29, 2011 through June 30, 2011, NBCUniversal entered into fixed to variable swaps on $750 million principal amount of NBCUniversal senior debt securities with maturities ranging from 2014 to 2016. These fixed to variable swaps are designated as effective fair value hedges.

As of June 30, 2011 and December 31, 2010, the fair value of our prepaid forward sale agreement designated as a fair value hedge was a liability of $37 million and $29 million, respectively.

Cash Flow Hedges

Pretax Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income

	Three Months Ended June 30
	2011			2010
(in millions)	Interest Rate Risk	Foreign Exchange Risk	Total	Interest Rate Risk	Foreign Exchange Risk	Total
Deferred gain (loss) recognized	$—	$(13)	$(13)	$—	$(66)	$(66)
Deferred (gain) loss reclassified to income	5	(2)	3	4	—	4
Total change in accumulated other comprehensive income	$5	$(15)	$(10)	$4	$(66)	$(62)

	Six Months Ended June 30
	2011			2010
(in millions)	Interest Rate Risk	Foreign Exchange Risk	Total	Interest Rate Risk	Foreign Exchange Risk	Total
Deferred gain (loss) recognized	$—	$4	$4	$—	$(66)	$(66)
Deferred (gain) loss reclassified to income	11	(27)	(16)	8	—	8
Total change in accumulated other comprehensive income	$11	$(23)	$(12)	$8	$(66)	$(58)

Interest rate risk deferred losses relate to interest rate lock agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. Unless we retire this debt early, these unrealized losses will be reclassified as an adjustment to interest expense, primarily through 2022, in the period in which the related interest expense is recognized in earnings. As of June 30, 2011, we expect $23 million of unrealized losses, $15 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months. The foreign exchange risk deferred losses for the three and six months ended June 30, 2011 relate to cross-currency swap agreements on foreign currency denominated debt due in 2029 and foreign exchange contracts with initial maturities generally not exceeding one year and up to 18 months in certain circumstances. As of June 30, 2011, the fair value of the foreign exchange contracts related to NBCUniversal operations that were designated as cash flow hedges was a liability of $2 million.

Ineffectiveness related to our cash flow hedges was not material for the three and six months ended June 30, 2011 or 2010.

Nondesignated Derivative Financial Instruments

Amount of Gain (Loss) Recognized in Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Operating Costs and Expenses:
Mark to market adjustments on foreign exchange contracts	$5	$—	$(4)	$—
Investment Income (Loss):
Mark to market adjustments on derivative component of prepaid forward sale agreements	(183)	127	(445)	(139)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	218	(126)	522	215
Mark to market adjustments on derivative component of ZONES	1	1	5	2
Total gain (loss)	$41	$2	$78	$78

As of June 30, 2011, foreign exchange contracts related to NBCUniversal operations that were not designated had a total notional value of $1.2 billion. The notional amount is a measure of the activity related to our risk exposure and does not represent the amount of our exposure to credit loss or market loss, or reflect the gains or losses associated with the exposures and transactions that the foreign exchange contracts are intended to offset. The amounts ultimately realized upon settlement of these derivative financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the derivative financial instruments.

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

Recurring Fair Value Measures

	Fair Value as of June 30, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$3,216	$—	$—	$3,216	$2,688
Available-for-sale securities	126	—	21	147	126
Equity warrants	—	—	1	1	1
Interest rate swap agreements	—	261	—	261	232
Foreign exchange contracts	—	8	—	8	—
	$3,342	$269	$22	$3,633	$3,047
Liabilities
Derivative component of ZONES	$—	$3	$—	$3	$8
Derivative component of prepaid forward sale agreements	—	1,473	—	1,473	1,021
Cross-currency swap agreements	—	23	—	23	29
Foreign exchange contracts	—	18	—	18	—
	$—	$1,517	$—	$1,517	$1,058

Our financial instruments included in Level 3 primarily consist of available-for-sale securities that we acquired in connection with the NBCUniversal transaction. These investments are initially recorded at cost and remeasured to fair value on a recurring basis at the end of each period using unobservable inputs, which include company-specific fundamentals and other third-party transactions. We did not incur any other-than-temporary impairments for these investments in the periods presented. The changes in our Level 3 financial instruments were not material for the periods presented.

Note 11: Noncontrolling Interests

Certain of the subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features whereby interests held by the minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If interests were to be redeemed under these agreements, we would generally be required to purchase the interest at fair value on the date of redemption. These interests are presented on the balance sheet outside of equity under the caption “Redeemable noncontrolling interests.” Noncontrolling interests that do not contain such redemption features are presented in equity.

In connection with the NBCUniversal transaction in January 2011, GE obtained a 49% indirect noncontrolling interest in the Comcast Content Business in exchange for a portion of our interest in NBCUniversal Holdings. The difference between the fair value received and the historical carrying value of the noncontrolling interest in the Comcast Content Business resulted in an increase of approximately $1.7 billion, net of taxes, to additional paid-in capital of Comcast Corporation.

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

	Six Months Ended June 30
(in millions)	2011	2010
Net income attributable to Comcast Corporation	$1,965	$1,750
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the sale of noncontrolling interest	1,692	11
Changes from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$3,657	$1,761

Note 12: Postretirement, Pension and Other Employee Benefit Plans

NBCUniversal Employee Benefit Plans

Following the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal established new employee benefit plans for its U.S. employees, including defined benefit pension plans and postretirement medical and life insurance plans. Additionally, NBCUniversal assumed certain liabilities related to its obligation to reimburse GE for amounts paid by GE for specified employee benefits and insurance programs that GE will continue to administer. NBCUniversal’s defined benefit pension plans for NBCUniversal employees (the “qualified plan”) and executives (the “nonqualified plan”) provide a lifetime income benefit based on an individual’s length of service and related compensation. The nonqualified plan gives credit to eligible participants for service provided prior to the close of the NBCUniversal transaction to the extent that participants did not vest in a supplemental pension plan sponsored by GE. The qualified plan is closed to new participants. The postretirement medical and life insurance benefit plans that were established provide continued coverage to employees eligible to receive such benefits and give credit for service provided prior to the closing of the NBCUniversal transaction. Certain covered employees also retain the right, upon retirement, to elect to participate in corresponding plans sponsored by GE. To the extent our employees make such elections, NBCUniversal will reimburse GE for any amounts due. We did not, however, assume any obligation for benefits due to employees who were retired at the closing of the NBCUniversal transaction and were eligible to receive benefits under GE’s postretirement medical and life insurance programs.

NBCUniversal funds the nonqualified plan and the postretirement medical and life insurance plans on a pay-as-you-go basis. NBCUniversal expects to contribute approximately $8 million in 2011 to fund these benefits, which includes estimated payments to GE for NBCUniversal’s obligation associated with GE’s supplemental pension plan. NBCUniversal does not plan to fund its qualified defined benefit plan until the second quarter of 2012, at which time it expects to fund it in the amount of approximately $100 million.

The tables below present condensed information on the NBCUniversal pension and postretirement benefit plans.

	Three Months Ended June 30, 2011		Six Months Ended June 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$27	$2	$45	$3
Interest cost	$3	$2	$6	$4

As of June 30, 2011 (in millions)	Pension Benefits	Postretirement Benefits
Benefit obligation	$300	$160
Discount rate	5.5% - 6.0%	5.75%

NBCUniversal also established a U.S. defined contribution 401(k) plan with 100% matching employer contributions on the first 3.5% of pay plus additional contributions based on employee classification and management discretion. The related expense for the three and six months ended June 30, 2011 was $12 million and $21 million, respectively.

NBCUniversal Other Employee Benefit Plans

Our condensed consolidated financial statements include the assets and liabilities of certain legacy NBCUniversal benefit plans, as well as the assets and liabilities for benefit plans of certain foreign subsidiaries. NBCUniversal also participates in various multiemployer pension plans covering some of their employees who are represented by labor unions. NBCUniversal makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws, but does not sponsor or administer these plans.

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Stock options	$34	$25	$56	$53
Restricted share units	38	33	78	68
Employee stock purchase plan	3	2	6	6
Total	$75	$60	$140	$127

As of June 30, 2011, we had $373 million of unrecognized pretax compensation costs related to nonvested stock options and $380 million related to nonvested RSUs.

The employee cost associated with participation in the employee stock purchase plan was satisfied with payroll deductions of approximately $13 million and $28 million for the three and six months ended June 30, 2011, respectively. For the three and six months ended June 30, 2010, the employee cost was $11 million and $26 million, respectively.

Note 14: Supplemental Financial Information

Receivables

(in millions)	June 30, 2011	December 31, 2010
Receivables, gross	$4,629	$2,028
Less: Allowance for returns and customer incentives	285	—
Less: Allowance for doubtful accounts	188	173
Receivables, net	$4,156	$1,855

Allowances for returns and customer incentives are primarily attributable to our filmed entertainment segment.

The table below presents our unbilled receivables related to long-term licensing arrangements included in our consolidated balance sheet as of June 30, 2011. Current and noncurrent unbilled receivables are recorded in receivables, net and other noncurrent assets, net, respectively.

(in millions)	June 30, 2011
Current	$173
Noncurrent, net of imputed interest	613
Total	$786

Property and Equipment

(in millions)	June 30, 2011	December 31, 2010
Property and equipment, at cost	$57,075	$56,020
Acquired NBCUniversal property and equipment	2,049	—
Property and equipment, at cost	59,124	56,020
Less: Accumulated depreciation	34,505	32,505
Property and equipment, net	$24,619	$23,515

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2011	June 30, 2010
Unrealized gains (losses) on marketable securities	$22	$22
Deferred gains (losses) on cash flow hedges	(113)	(99)
Unrecognized gains (losses) on employee benefit obligations	(20)	(5)
Currency translation adjustments	6	(4)
Accumulated other comprehensive income (loss), net of deferred taxes	$(105)	$(86)

Operating Costs and Expenses

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Programming and production	$4,327	$2,252	$7,602	$4,366
Cable Communications technical labor	558	541	1,142	1,102
Cable Communications customer service	455	450	919	904
Advertising, marketing and promotion	1,107	594	2,092	1,140
Other	3,085	1,951	5,839	3,913
Operating costs and expenses (excluding depreciation and amortization)	$9,532	$5,788	$17,594	$11,425

Operating costs and expenses include amortization of film and television costs but exclude all other intangible amortization.

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2011	2010
Net income from consolidated operations	$2,406	$1,765
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	3,705	3,289
Amortization of film and television costs	1,299	53
Share-based compensation	174	153
Noncash interest expense (income), net	78	69
Equity in net (income) losses of investees, net	—	58
Net (gain) loss on investment activity and other	63	(11)
Deferred income taxes	693	(25)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	277	(121)
Change in film and television costs	(1,678)	(48)
Change in accounts payable and accrued expenses related to trade creditors	(154)	2
Change in other operating assets and liabilities	93	148
Net cash provided by operating activities	$6,956	$5,332

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Interest	$540	$354	$1,197	$969
Income taxes	$496	$1,080	$570	$1,126

Noncash Investing and Financing Activities

During the six months ended June 30, 2011, we:

•	acquired 51% of NBCUniversal Holdings for cash and a 49% interest in the Comcast Content Business on January 28, 2011 (see Note 4 for additional information on the NBCUniversal transaction)

•	acquired approximately $399 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

•	recorded a liability of approximately $309 million for a quarterly cash dividend of $0.1125 per common share paid in July 2011, which is a noncash financing activity

Note 15: Receivables Monetization

Through January 27, 2011, NBCUniversal monetized its trade accounts receivable through two programs established with GE and various GE subsidiaries. As a result of the closing of the NBCUniversal transaction on January 28, 2011, NBCUniversal terminated those programs and established new third-party monetization programs with a syndicate of banks, of which the primary relationship is with General Electric Capital Corporation, a subsidiary of GE.

We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We retain limited interests in the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The retained interest is recorded at its initial fair value, which includes a provision for estimated losses we expect to incur related to these interests. The accounts receivable we sold that underlie the retained interests are generally short-term in nature and, therefore, the fair value of the retained interests approximated their carrying value as of June 30, 2011.

For the majority of the receivables monetized under the securitization programs, an affiliate of GE is responsible for servicing the receivables and remitting collections to the owner and the lenders. We perform this service on the affiliate’s behalf for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of June 30, 2011. The sub-servicing fees are a component of net loss on sale presented in the table below, which is included in other income (expense), net.

Effect on Income From Services and Cash Flows on Transfers

(in millions)	Three Months Ended June 30, 2011	Six Months Ended June 30, 2011
Effect on income from services
Net loss on sale	$(9)	$(17)
Cash flows on transfers
Net proceeds on new transfers	$50	$(374)

Receivables Monetized and Retained Interest

(in millions)	June 30, 2011
Monetized receivables outstanding	$870
Retained interest	$223

In addition to the amounts presented above, we had $671 million payable to our securitization programs as of June 30, 2011. This amount represents cash received for monetized receivables not yet remitted to the program as of the balance sheet date and is recorded to accounts payable and accrued expenses related to trade creditors.

Note 16: Commitments and Contingencies

NBCUniversal Obligations, Commitments and Guarantees

NBCUniversal enters into long-term commitments with third parties in the ordinary course of business, including commitments to acquire film and television programming, take-or-pay creative talent and employment agreements, and various other television commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. Approximately 38 collective bargaining agreements covering approximately 2,800 of NBCUniversal’s full-time, part-time and full-time equivalent freelance employees on its payroll have expired or are scheduled to expire by the end of 2011.

NBCUniversal has previously provided guarantees in the ordinary course of business, including the guarantee of a loan of one of NBCUniversal’s partners in one of its equity method investments and an obligation of the equity method investment’s consulting agreement with a third party. Following NBCUniversal’s acquisition of the remaining 50% of UCDP that it did not already own on July 1, 2011, the loan guarantee was terminated and the consulting agreement guarantee was effectively terminated because it now represents a guarantee of our own performance.

Station Venture

NBCUniversal owns a 79.62% equity interest and a 50% voting interest in Station Venture Holdings, LLC (“Station Venture”), a variable interest entity. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC Network affiliated local television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned subsidiary of NBCUniversal. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation, a subsidiary of GE, as servicer. The note is nonrecourse to NBCUniversal, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP. In connection with the closing of the NBCUniversal transaction, GE has indemnified NBCUniversal for all liabilities NBCUniversal may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the closing of the NBCUniversal transaction on January 28, 2011. We are not the primary beneficiary of, and accordingly do not consolidate, Station Venture. Our equity method investment in Station Venture was assigned no value in the preliminary allocation of purchase price for the NBCUniversal transaction, which is also the carrying value of our investment as of June 30, 2011. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $350 million guarantee liability in our preliminary allocation of purchase price, representing the fair value of this guarantee at January 28, 2011, which was determined by the value of the assets that collateralize the note.

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

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. In June 2011, a panel of the Ninth Circuit Court of Appeals affirmed the District Court’s order. In July 2011, the plaintiffs filed a petition for a panel rehearing and a rehearing en banc.

In addition, we are the defendant in 22 purported class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multidistrict litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama. In September 2010, the plaintiffs filed an amended complaint alleging violations of additional state antitrust laws and unfair/deceptive trade practices acts on behalf of new subclasses in Connecticut, Florida, Minnesota, Missouri, New Jersey, New Mexico and West Virginia. In the amended complaint, plaintiffs omitted their unjust enrichment claim, as well as their state law claims on behalf of the Alabama, Illinois and Pennsylvania subclasses. In June 2011, the plaintiffs filed another amended complaint alleging only violations of Section 1 of the Sherman Antitrust Act, antitrust law in Washington and unfair/deceptive trade practices acts in California and Washington. The plaintiffs seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California and Washington. In July 2011, we moved to compel arbitration of most of the plaintiffs’ claims and to stay the remaining claims pending arbitration.

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

Note 17: Financial Data by Business Segment

Following the NBCUniversal transaction, we present our operations in five reportable segments: Cable Communications, Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The Comcast Content Business is presented with NBCUniversal’s businesses in the Cable Networks segment. The businesses of Comcast Interactive Media (previously presented in Corporate and Other) that were not contributed to NBCUniversal are included in the Cable Communications segment. We have recast our segment presentation for the three and six months ended June 30, 2010 in order to reflect our current reportable segments. See Note 4 for additional information on the NBCUniversal transaction.

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the table below.

	Three Months Ended June 30, 2011
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,341	$3,886	$1,591	$2,295	$1,181
NBCUniversal
Cable Networks(b)	2,173	846	187	659	19
Broadcast Television(c)	1,695	190	9	181	12
Filmed Entertainment(d)	1,254	27	5	22	1
Theme Parks(e)	147	119	9	110	28
Headquarters and Other(f)	14	(129)	44	(173)	25
Eliminations(g)	(104)	(52)	—	(52)	—
NBCUniversal	5,179	1,001	254	747	85
Corporate and Other(h)	128	(87)	16	(103)	5
Eliminations(g)	(315)	1	2	(1)	—
Comcast Consolidated	$14,333	$4,801	$1,863	$2,938	$1,271

	Three Months Ended June 30, 2010
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$8,845	$3,640	$1,583	$2,057	$1,119
Cable Networks(b)	717	210	68	142	12
Corporate and Other(h)	35	(113)	7	(120)	7
Eliminations(g)	(72)	—	1	(1)	—
Comcast Consolidated	$9,525	$3,737	$1,659	$2,078	$1,138

	Six Months Ended June 30, 2011
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
Cable Communications(a)	$18,425	$7,635	$3,212	$4,423	$2,234	$116,384
NBCUniversal
Cable Networks(b)	3,805	1,511	340	1,171	31	29,677
Broadcast Television(c)	2,583	225	30	195	17	6,940
Filmed Entertainment(d)	1,876	(116)	9	(125)	2	3,828
Theme Parks(e)	215	152	15	137	40	2,446
Headquarters and Other(f)	25	(249)	66	(315)	42	4,891
Eliminations(g)	(182)	(64)	—	(64)	—	(553)
NBCUniversal	8,322	1,459	460	999	132	47,229
Corporate and Other(h)	316	(228)	32	(260)	11	6,732
Eliminations(g)	(602)	1	1	—	—	(15,563)
Comcast Consolidated	$26,461	$8,867	$3,705	$5,162	$2,377	$154,782

	Six Months Ended June 30, 2010
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$17,428	$7,120	$3,133	$3,987	$2,032
Cable Networks(b)	1,355	398	141	257	22
Corporate and Other(h)	106	(217)	14	(231)	9
Eliminations(g)	(162)	1	1	—	—
Comcast Consolidated	$18,727	$7,302	$3,289	$4,013	$2,063

(a)	Our Cable Communications segment consists primarily of our cable services business and the businesses of Comcast Interactive Media that were not contributed to NBCUniversal.

For the three and six months ended June 30, 2011 and 2010, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30
	2011	2010	2011	2010
Video	52.9%	55.2%	53.4%	55.6%
High-speed Internet	23.4%	22.4%	23.3%	22.5%
Phone	9.4%	9.3%	9.4%	9.3%
Advertising	5.5%	5.6%	5.2%	5.2%
Business services	4.6%	3.5%	4.5%	3.3%
Other	4.2%	4.0%	4.2%	4.1%
Total	100.0%	100.0%	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For both the three and six months ended June 30, 2011 and 2010, approximately 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

Our Cable Networks segment consists primarily of the historical NBCUniversal national cable networks, international entertainment and news and information networks, our cable television production operations and certain digital media properties, and the Comcast Content Business.

(c)

Our Broadcast Television segment consists primarily of the NBC Network and its owned NBC affiliated local television stations, the Telemundo Network and its owned Telemundo affiliated local television stations, our television production operations, and related digital media properties.

(d)

Our Filmed Entertainment segment represents the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

(e)

Our Theme Parks segment consists primarily of Universal Studios Hollywood theme park, Wet ‘n Wild water park, and fees for intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore, as well as our 50% equity interest in UCDP and related fees. See Note 18 for additional information on UCDP.

(f)	NBCUniversal Headquarters and Other activities include costs associated with overhead and allocations, employee benefits, and other initiatives.

(g)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•

our Cable Networks and Broadcast Television segments generate revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•

our Cable Communications segment receives incentives offered by our Cable Networks segment in connection with its distribution of the Cable Networks’ content that are recorded as a reduction to programming expenses

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment

(h)	Corporate and Other activities include Comcast Spectacor, corporate activities and all other businesses not presented in our reportable segments.

(i)

Non-U.S. revenue, primarily in Europe and Asia, for the three and six months ended June 30, 2011 was approximately $1.1 billion and $1.7 billion, respectively. Non-U.S. revenue was not significant for the three and six months ended June 30, 2010. No single customer accounted for a significant amount of our revenue in any period.

(j)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, to measure the profit or loss of our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. It is also unaffected by our capital structure or investment activities except in our Theme Parks segment, where we also include the equity in income (loss) of investees in measuring operating income (loss) before depreciation and amortization. This amount is not included when we measure total NBCUniversal and our consolidated operating income (loss) before depreciation and amortization. We use this measure to evaluate our consolidated operating performance, the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity reported in accordance with GAAP.

Note 18: Subsequent Events

Universal City Development Partners

On July 1, 2011, NBCUniversal completed the acquisition of the remaining 50% equity interest in UCDP that it did not already own for $1.025 billion, subject to various purchase price adjustments. As a result, UCDP became a wholly owned consolidated subsidiary of NBCUniversal. For the three months ended March 31, 2011 and the year ended December 31, 2010, UCDP had revenue of $309 million and $1.1 billion, respectively. As of March 31, 2011, UCDP had total assets of $2.1 billion and long-term debt of $1.4 billion. NBCUniversal funded this acquisition with cash on hand, borrowings under the NBCUniversal revolving credit facility and a $250 million one-year intercompany note due to us, which is eliminated in our consolidated financial statements. Additional borrowings under the NBCUniversal revolving credit facility, along with cash on hand at UCDP, were used to refinance and terminate UCDP’s existing term loan immediately following the acquisition. Following these transactions, NBCUniversal had $750 million outstanding under its revolving credit facility and UCDP had long-term debt, before the application of acquisition accounting, of approximately $650 million, which primarily consists of senior notes and senior subordinated notes.

On August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. Following the redemption, $260 million principal amount of UCDP’s senior notes and $146 million of UCDP’s senior subordinated notes remain outstanding.

Preliminary Purchase Price Allocation and Unaudited Pro Forma Information

Because we now control UCDP, we will apply acquisition accounting and its results of operations will be included in our consolidated results of operations following the acquisition date. Due to the limited time since the acquisition date, the initial accounting for the business transaction is incomplete at this time. As a result, we are unable to provide amounts recognized as of the acquisition date for major classes of assets and liabilities acquired and resulting from the transaction. Also, because the initial accounting for the transaction is incomplete, we are unable to provide the supplemental pro forma revenue and earnings of the combined entity. We will include this information in our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011.

Note 19: Condensed Consolidating Financial Information

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

As a result of the NBCUniversal transaction on January 28, 2011, our investments in NBCUniversal Holdings are held by the Comcast Corporation Parent (“Comcast Parent”) and Comcast Holdings. Certain entities of the Comcast Content Business were subsidiaries of Comcast Holdings. Since these entities were contributed to NBCUniversal Holdings, they are included with the Comcast Parent’s investment in NBCUniversal Holdings. However, the operations of these businesses are presented in the nonguarantor subsidiaries column. Our condensed consolidating financial information is presented in the tables below.

Condensed Consolidating Balance Sheet

June 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,997	$—	$1,997
Receivables, net	—	—	—	—	4,156	—	4,156
Programming rights	—	—	—	—	955	—	955
Other current assets	200	2	1	—	1,039	—	1,242
Total current assets	200	2	1	—	8,147	—	8,350
Film and television costs	—	—	—	—	5,106	—	5,106
Investments	—	—	—	—	10,829	—	10,829
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,363	86,478	44,048	85,295	12,928	(300,112)	—
Property and equipment, net	268	—	—	—	24,351	—	24,619
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	26,919	—	26,919
Other intangible assets, net	9	—	—	—	17,382	—	17,391
Other noncurrent assets, net	1,095	45	6	148	1,643	(811)	2,126
Total assets	$72,935	$86,525	$44,055	$85,443	$166,747	$(300,923)	$154,782

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$13	$—	$—	$—	$4,825	$—	$4,838
Accrued participations and residuals	—	—	—	—	1,235	—	1,235
Accrued expenses and other current liabilities	1,024	288	74	272	3,616	—	5,274
Current portion of long-term debt	750	—	561	—	39	—	1,350
Total current liabilities	1,787	288	635	272	9,715	—	12,697
Long-term debt, less current portion	22,797	3,964	1,770	307	9,371	—	38,209
Deferred income taxes	—	—	—	717	29,428	(668)	29,477
Other noncurrent liabilities	1,708	—	—	—	10,420	(143)	11,985
Redeemable noncontrolling interests	—	—	—	—	15,509	—	15,509
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	46,611	82,273	41,650	84,147	92,042	(300,112)	46,611
Total Comcast Corporation shareholders’ equity	46,643	82,273	41,650	84,147	92,042	(300,112)	46,643
Noncontrolling interests	—	—	—	—	262	—	262
Total equity	46,643	82,273	41,650	84,147	92,304	(300,112)	46,905
Total liabilities and equity	$72,935	$86,525	$44,055	$85,443	$166,747	$(300,923)	$154,782

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,984	$—	$5,984
Receivables, net	—	—	—	—	1,855	—	1,855
Programming rights	—	—	—	—	122	—	122
Other current assets	162	—	—	—	763	—	925
Total current assets	162	—	—	—	8,724	—	8,886
Film and television costs					460		460
Investments	—	—	—	—	6,670	—	6,670
Investments in and amounts due from subsidiaries eliminated upon consolidation	68,987	90,076	52,652	72,629	12,339	(296,683)	—
Property and equipment, net	278	—	—	—	23,237	—	23,515
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	14,958	—	14,958
Other intangible assets, net	10	—	—	—	3,421	—	3,431
Other noncurrent assets, net	1,128	45	—	148	670	(819)	1,172
Total assets	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$6	$3	$—	$—	$3,282	$—	$3,291
Accrued expenses and other current liabilities	1,038	187	74	266	1,578	—	3,143
Current portion of long-term debt	755	1,000	—	—	45	—	1,800
Total current liabilities	1,799	1,190	74	266	4,905	—	8,234
Long-term debt, less current portion	22,754	3,963	2,339	310	249	—	29,615
Deferred income taxes	—	—	—	704	28,218	(676)	28,246
Other noncurrent liabilities	1,658	—	—	—	6,347	(143)	7,862
Redeemable noncontrolling interests	—	—	—	—	143	—	143
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	44,322	84,968	50,239	71,497	89,979	(296,683)	44,322
Total Comcast Corporation shareholders’ equity	44,354	84,968	50,239	71,497	89,979	(296,683)	44,354
Noncontrolling interests	—	—	—	—	80	—	80
Total equity	44,354	84,968	50,239	71,497	90,059	(296,683)	44,434
Total liabilities and equity	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$14,333	$—	$14,333
Management fee revenue	200	195	119	—	—	(514)	—
	200	195	119	—	14,333	(514)	14,333
Costs and Expenses:
Operating costs and expenses	89	195	119	—	9,643	(514)	9,532
Depreciation	7	—	—	—	1,471	—	1,478
Amortization	1	—	—	—	384	—	385
	97	195	119	—	11,498	(514)	11,395
Operating income (loss)	103	—	—	—	2,835	—	2,938
Other Income (Expense):
Interest expense	(358)	(82)	(43)	(8)	(130)	—	(621)
Investment income (loss), net	2	—	—	1	58	—	61
Equity in net income (losses) of investees, net	1,186	1,336	805	1,424	37	(4,751)	37
Other income (expense), net	1	—	—	—	(35)	—	(34)
	831	1,254	762	1,417	(70)	(4,751)	(557)
Income (loss) before income taxes	934	1,254	762	1,417	2,765	(4,751)	2,381
Income tax (expense) benefit	88	28	15	2	(1,147)	—	(1,014)
Net income (loss) from consolidated operations	1,022	1,282	777	1,419	1,618	(4,751)	1,367
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(345)	—	(345)
Net income (loss) attributable to Comcast Corporation	$1,022	$1,282	$777	$1,419	$1,273	$(4,751)	$1,022

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$9,525	$—	$9,525
Management fee revenue	202	120	112	—	—	(434)	—
	202	120	112	—	9,525	(434)	9,525
Costs and Expenses:
Operating costs and expenses	119	120	112	15	5,856	(434)	5,788
Depreciation	7	—	—	—	1,404	—	1,411
Amortization	—	—	—	—	248	—	248
	126	120	112	15	7,508	(434)	7,447
Operating income (loss)	76	—	—	(15)	2,017	—	2,078
Other Income (Expense):
Interest expense	(357)	(100)	(43)	(9)	(34)	—	(543)
Investment income (loss), net	1	—	—	1	(2)	—	—
Equity in net income (losses) of investees, net	1,089	1,114	748	1,147	(26)	(4,098)	(26)
Other income (expense), net	(35)	—	—	—	—	—	(35)
	698	1,014	705	1,139	(62)	(4,098)	(604)
Income (loss) before income taxes	774	1,014	705	1,124	1,955	(4,098)	1,474
Income tax (expense) benefit	110	35	15	8	(756)	—	(588)
Net income (loss) from consolidated operations	884	1,049	720	1,132	1,199	(4,098)	886
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(2)	—	(2)
Net income (loss) attributable to Comcast Corporation	$884	$1,049	$720	$1,132	$1,197	$(4,098)	$884

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$26,461	$—	$26,461
Management fee revenue	398	380	234	—	—	(1,012)	—
	398	380	234	—	26,461	(1,012)	26,461
Costs and Expenses:
Operating costs and expenses	237	380	234	5	17,750	(1,012)	17,594
Depreciation	14	—	—	—	2,950	—	2,964
Amortization	2	—	—	—	739	—	741
	253	380	234	5	21,439	(1,012)	21,299
Operating income (loss)	145	—	—	(5)	5,022	—	5,162
Other Income (Expense):
Interest expense	(719)	(173)	(86)	(16)	(232)	—	(1,226)
Investment income (loss), net	3	—	—	5	142	—	150
Equity in net income (losses) of investees, net	2,347	2,659	1,599	2,716	—	(9,321)	—
Other income (expense), net	(16)	—	—	1	(55)	—	(70)
	1,615	2,486	1,513	2,706	(145)	(9,321)	(1,146)
Income (loss) before income taxes	1,760	2,486	1,513	2,701	4,877	(9,321)	4,016
Income tax (expense) benefit	205	60	30	5	(1,910)	—	(1,610)
Net income (loss) from consolidated operations	1,965	2,546	1,543	2,706	2,967	(9,321)	2,406
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(441)	—	(441)
Net income (loss) attributable to Comcast Corporation	$1,965	$2,546	$1,543	$2,706	$2,526	$(9,321)	$1,965

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$18,727	$—	$18,727
Management fee revenue	398	357	222	—	—	(977)	—
	398	357	222	—	18,727	(977)	18,727
Costs and Expenses:
Operating costs and expenses	231	357	222	29	11,563	(977)	11,425
Depreciation	14	—	—	—	2,776	—	2,790
Amortization	—	—	—	—	499	—	499
	245	357	222	29	14,838	(977)	14,714
Operating income (loss)	153	—	—	(29)	3,889	—	4,013
Other Income (Expense):
Interest expense	(692)	(202)	(86)	(17)	(70)	—	(1,067)
Investment income (loss), net	3	—	—	2	96	—	101
Equity in net income (losses) of investees, net	2,130	2,284	1,430	2,302	(58)	(8,146)	(58)
Other income (expense), net	(48)	—	—	—	3	—	(45)
	1,393	2,082	1,344	2,287	(29)	(8,146)	(1,069)
Income (loss) before income taxes	1,546	2,082	1,344	2,258	3,860	(8,146)	2,944
Income tax (expense) benefit	204	70	30	15	(1,498)	—	(1,179)
Net income (loss) from consolidated operations	1,750	2,152	1,374	2,273	2,362	(8,146)	1,765
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(15)	—	(15)
Net income (loss) attributable to Comcast Corporation	$1,750	$2,152	$1,374	$2,273	$2,347	$(8,146)	$1,750

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(291)	$(4)	$(66)	$(12)	$7,329	$—	$6,956
Investing Activities
Net transactions with affiliates	1,640	1,004	66	32	(2,742)	—	—
Capital expenditures	(3)	—	—	—	(2,374)	—	(2,377)
Cash paid for intangible assets	—	—	—	—	(296)	—	(296)
Acquisitions, net of cash acquired	—	—	—	—	(5,660)	—	(5,660)
Proceeds from sales of investments	—	—	—	—	116	—	116
Purchase of investments	—	—	—	—	(46)	—	(46)
Other	(50)	—	—	—	27	—	(23)
Net cash provided by (used in) investing activities	1,587	1,004	66	32	(10,975)	—	(8,286)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	747	—	—	—	(6)	—	741
Repurchases and repayments of debt	(750)	(1,000)	—	—	(14)	—	(1,764)
Repurchases and retirements of common stock	(1,050)	—	—	—	—	—	(1,050)
Dividends paid	(572)	—	—	—	—	—	(572)
Distributions (to) from noncontrolling interests	77	—	—	—	(252)	—	(175)
Other	252	—	—	(20)	(69)	—	163
Net cash provided by (used in) financing activities	(1,296)	(1,000)	—	(20)	(341)	—	(2,657)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(3,987)	—	(3,987)
Cash and cash equivalents, beginning of period	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,997	$—	$1,997

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,153)	$16	$(66)	$(204)	$6,739	$—	$5,332
Investing Activities
Net transactions with affiliates	545	(16)	66	217	(812)	—	—
Capital expenditures	(1)	—	—	—	(2,062)	—	(2,063)
Cash paid for intangible assets	—	—	—	—	(237)	—	(237)
Acquisitions, net of cash acquired	—	—	—	—	(183)	—	(183)
Proceeds from sales of investments	—	—	—	—	15	—	15
Purchases of investments	—	—	—	—	(32)	—	(32)
Other	—	—	—	—	(55)	—	(55)
Net cash provided by (used in) investing activities	544	(16)	66	217	(3,366)	—	(2,555)
Financing Activities
Proceeds from borrowings	2,394	—	—	—	27	—	2,421
Repurchases and repayments of debt	(600)	—	—	(13)	(25)	—	(638)
Repurchases and retirements of common stock	(600)	—	—	—	—	—	(600)
Dividends paid	(535)	—	—	—	—	—	(535)
Distributions to noncontrolling interests	—	—	—	—	(32)	—	(32)
Other	(50)	—	—	—	14	—	(36)
Net cash provided by (used in) financing activities	609	—	—	(13)	(16)	—	580
Increase (decrease) in cash and cash equivalents	—	—	—	—	3,357	—	3,357
Cash and cash equivalents, beginning of period	—	—	—	—	671	—	671
Cash and cash equivalents, end of period	$—	$—	$—	$—	$4,028	$—	$4,028

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of entertainment, information and communications products and services. On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBCUniversal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)). As a result of the NBCUniversal transaction, we now present five reportable segments: Cable Communications (previously our Cable segment), Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The operations of our national programming networks (previously presented in our Programming segment), our regional sports and news networks (previously presented in our Cable segment) and our contributed Comcast Interactive Media businesses (previously presented in Corporate and Other) are presented within the Cable Networks segment. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are referred to as the “NBCUniversal segments.” The businesses of Comcast Interactive Media that were not contributed to NBCUniversal are included in our Cable Communications segment. Additional information about the transaction is discussed below under the heading “NBCUniversal Transaction.”

Cable Communications

Our Cable Communications segment is one of the nation’s leading providers of video, high-speed Internet and phone services (“cable services”) to residential and business customers. As of June 30, 2011, our cable systems served approximately 22.5 million video customers, 17.5 million high-speed Internet customers and 9.1 million phone customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia. We report the results of our cable system operations as our Cable Communications segment, which represented approximately 70% of our consolidated revenue and 86% of our operating income before depreciation and amortization during the six months ended June 30, 2011.

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences. Our Cable Networks segment consists primarily of our national cable networks, our regional sports and news networks, our international entertainment and news and information networks, our cable television production operations, and certain digital media properties, which consist primarily of brand-aligned and other websites.

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

Our Theme Parks segment consists primarily of the Universal Studios Hollywood theme park, the Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in, and received special and other fees from, Universal City Development Partners (“UCDP”), which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando, Florida. The income from this equity investment and other related properties (“Orlando Parks”) is included in operating income (loss) before depreciation and amortization for the Theme Parks segment. On July 1, 2011, NBCUniversal completed the acquisition of the remaining 50% equity interest in UCDP that it did not already own for $1.025 billion, subject to various purchase price adjustments. As a result, UCDP became a wholly owned consolidated subsidiary of NBCUniversal and the operating results of UCDP will be consolidated with our results following the acquisition.

For the three months ended March 31, 2011 and the year ended December 31, 2010, UCDP had revenue of $309 million and $1.1 billion, respectively. As of March 31, 2011, UCDP had total assets of $2.1 billion and long-term debt of $1.4 billion. NBCUniversal funded this acquisition with cash on hand, borrowings under the NBCUniversal revolving credit facility and a $250 million one-year intercompany note due to us, which is eliminated in our consolidated financial statements.

Significant Developments

The following are the more significant developments in our businesses during the six months ended June 30, 2011:

•	the closing of the NBCUniversal transaction on January 28, 2011; see “NBCUniversal Transaction” below for additional information

•	an increase in consolidated revenue of 41.3% to $26.5 billion and an increase in consolidated operating income of 28.6% to $5.2 billion

•

an increase in Cable Communications segment revenue of 5.7% to $18.4 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 7.2% to $7.6 billion

•	the addition of 561,000 high-speed Internet customers and 453,000 phone customers; and a decrease of 277,000 video customers

•	an increase in Cable Communications business services revenue of 45.5% to $829 million

•	an increase resulting from the acquired NBCUniversal businesses to revenue of $6.3 billion and to operating income before depreciation and amortization of $1 billion

•	an increase in Cable Communications segment capital expenditures of 10.0% to $2.2 billion

•	the repurchase of approximately 46 million shares of our Class A Special common stock under our share repurchase authorization for approximately $1.1 billion

•	the payment of $572 million in dividends

•

the acceptance by the International Olympic Committee of our bid of $4.38 billion in the aggregate for the U.S. broadcast rights for the 2014 Sochi Olympic Games, 2016 Rio de Janeiro Olympic Games, 2018 Pyeongchang Olympic Games and 2020 Summer Olympic Games

•	an agreement entered into by NBCUniversal to purchase the remaining 50% interest in UCDP, which closed on July 1, 2011

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the existing businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC Network and its owned NBC affiliated local television stations, the Telemundo Network and its owned Telemundo affiliated local television stations, Universal Pictures filmed entertainment, the Universal Studios Hollywood theme park, and other related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, we made a cash payment to GE of $6.2 billion, which included various transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits as they are realized.

In connection with the NBCUniversal transaction, NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt during 2010. Prior to the closing, NBCUniversal made a cash distribution of approximately $7.4 billion to GE.

We have incurred significant transaction costs directly related to the NBCUniversal transaction. The incremental expenses related to legal, accounting and valuation services, and investment banking fees are reflected in operating costs and expenses. We also incurred certain financing costs and other shared costs with GE associated with NBCUniversal debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010, which are included in other income (expense), net and interest expense.

In addition, during the three and six months ended June 30, 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges, which are included in operating costs and expenses.

The table below presents the amounts related to these expenses included in our consolidated statement of income.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Operating costs and expenses
Transaction costs	$—	$22	$63	$36
Transaction-related costs	6	—	50	—
Total operating costs and expenses	6	22	113	36
Other income (expense), net	—	35	16	48
Interest expense	—	2	—	4
Total	$6	$59	$129	$88

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The net assets of the NBCUniversal contributed businesses were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis. The acquisition adjustments have a significant impact on depreciation and amortization expense and also impact film and television costs, which are included in operating costs and expenses. The estimated values are not finalized and are subject to change, and the changes could be significant. We will finalize the amounts recognized as soon as possible as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2011	2010		2011	2010
Revenue	$14,333	$9,525	50.5%	$26,461	$18,727	41.3%
Costs and Expenses:
Operating costs and expenses	9,532	5,788	64.7	17,594	11,425	54.0
Depreciation	1,478	1,411	4.7	2,964	2,790	6.2
Amortization	385	248	55.5	741	499	48.7
Operating income	2,938	2,078	41.4	5,162	4,013	28.6
Other income (expense) items, net	(557)	(604)	(7.8)	(1,146)	(1,069)	7.2
Income before income taxes	2,381	1,474	61.5	4,016	2,944	36.4
Income tax expense	(1,014)	(588)	72.4	(1,610)	(1,179)	36.6
Net income from consolidated operations	1,367	886	54.3	2,406	1,765	36.3
Net (income) loss attributable to noncontrolling interests	(345)	(2)	NM	(441)	(15)	NM
Net income attributable to Comcast Corporation	$1,022	$884	15.6%	$1,965	$1,750	12.3%

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

Consolidated Revenue

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated revenue for the three and six months ended June 30, 2011 compared to the same periods in 2010. For the three and six months ended June 30, 2011, $4.1 billion and $6.3 billion, respectively, of the increases were related to the addition of the NBCUniversal contributed businesses. The remaining changes in consolidated revenue related to our other business activities, primarily Comcast Spectacor. Revenue for our Cable Communications and NBCUniversal segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated operating costs and expenses for the three and six months ended June 30, 2011 compared to the same periods in 2010. For the three and six months ended June 30, 2011, $3.3 billion and $5.3 billion, respectively, of the increases were related to the addition of the NBCUniversal contributed businesses. The remaining changes in consolidated operating costs and expenses related to our other business activities, primarily Comcast Spectacor, and costs associated with the NBCUniversal transaction of $63 million for the six months ended June 30, 2011. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation and amortization increased primarily as a result of the NBCUniversal transaction. For the three and six months ended June 30, 2011, $216 million and $370 million, respectively, of the increases in consolidated depreciation and amortization were related to the addition of the NBCUniversal contributed businesses. Depreciation in our Cable Communications segment increased for the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in capital spending.

Segment Operating Results

Beginning in the first quarter of 2011, we changed our reportable segments as a result of the closing of the NBCUniversal transaction on January 28, 2011. We have recast our segment presentation for the three and six months ended June 30, 2010 to reflect our current operating segments.

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities except in our Theme Parks segment, where we also include the equity in income (loss) of investees in measuring operating income (loss) before depreciation and amortization. This amount is not included when we measure total NBCUniversal and our consolidated operating income (loss) before depreciation and amortization. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 17 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Communications Segment—Results of Operations

	Three Months Ended June 30		Increase/(Decrease)
(in millions)	2011	2010	$	%
Revenue
Video	$4,941	$4,878	$63	1.3%
High-speed Internet	2,186	1,981	205	10.3
Phone	878	821	57	7.0
Advertising	512	494	18	3.7
Business services	435	306	129	41.7
Other	389	365	24	7.1
Total revenue	9,341	8,845	496	5.6
Operating costs and expenses
Programming	1,959	1,870	89	4.7
Technical labor	558	541	17	3.1
Customer service	455	450	5	0.9
Marketing	608	527	81	15.5
Other	1,875	1,817	58	3.3
Total operating costs and expenses	5,455	5,205	250	4.8
Operating income before depreciation and amortization	$3,886	$3,640	$246	6.8%

	Six Months Ended June 30		Increase/(Decrease)
(in millions)	2011	2010	$	%
Revenue
Video	$9,832	$9,686	$146	1.5%
High-speed Internet	4,292	3,917	375	9.6
Phone	1,738	1,629	109	6.7
Advertising	967	906	61	6.7
Business services	829	569	260	45.5
Other	767	721	46	6.6
Total revenue	18,425	17,428	997	5.7
Operating costs and expenses
Programming	3,932	3,734	198	5.3
Technical labor	1,142	1,102	40	3.6
Customer service	919	904	15	1.6
Marketing	1,176	1,018	158	15.6
Other	3,621	3,550	71	2.0
Total operating costs and expenses	10,790	10,308	482	4.7
Operating income before depreciation and amortization	$7,635	$7,120	$515	7.2%

Customer Metrics

	Total Customers		Net Additional Customers
	June 30,		Three Months Ended	Six Months Ended
(in thousands)	2011	2010	June 30, 2011
Video customers	22,525	23,212	(238)	(277)
High-speed Internet customers	17,550	16,448	144	561
Phone customers	9,063	8,125	193	453

Cable Communications Segment—Revenue

Our average monthly total revenue per video customer for the three months ended June 30, 2011 increased to approximately $138 from approximately $126 for the three months ended June 30, 2010. Our average monthly total revenue per video customer for the six months ended June 30, 2011 increased to approximately $136 from approximately $124 for the six months ended June 30, 2010. The increases in average monthly total revenue per video customer were primarily due to an increased number of customers receiving multiple services, rate adjustments and a higher contribution from business services.

Video

Our video revenue increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to rate adjustments and customer upgrades to our digital and advanced services, which consist of high-definition television (“HDTV”) and digital video recorder (“DVR”). During the three and six months ended June 30, 2011, the number of video customers decreased primarily due to competitive pressures in our service areas and weakness in the economy. We expect further declines in the number of residential video customers during the remainder of 2011 for similar reasons.

High-Speed Internet

Our high-speed Internet revenue increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in the number of residential customers and rate adjustments.

Phone

Our phone revenue increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in the number of residential customers.

Advertising

Our advertising revenue increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to improvements in the overall television advertising market. The increases were partially offset by a slowdown in automotive advertising and lower political advertising revenue.

Business Services

Our business services revenue increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in the number of customers across all products.

Other

Other revenue includes revenue generated from franchise and other regulatory fees, our digital media center, commissions from electronic retailing networks, and fees from other services.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increased rates, additional digital customers and additional programming options offered. Technical labor expenses increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in compensation, benefits and taxes. Marketing expenses increased during the three and six months ended June 30, 2011 compared to the same periods in 2010 primarily due to increases in spending associated with the continued expansion of business services and costs associated with the Xfinity brand and competitive marketing.

NBCUniversal Segments — Results of Operations

The discussion below compares actual results for the three months ended June 30, 2011 with pro forma combined results for the three months ended June 30, 2010 and pro forma combined results for the six months ended June 30, 2011 and 2010 for the NBCUniversal segments. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of these segments. Our pro forma segment information includes adjustments as if the NBCUniversal transaction had occurred on January 1, 2010. Our pro forma data is also adjusted for the effects of acquisition accounting and eliminating the costs and expenses directly related to the transaction but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses since January 1, 2010, nor of our future results.

The operating results of the NBCUniversal segments are presented in the table below.

		Three Months Ended June 30, 2010
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Three Months Ended June 30, 2011	Comcast Content Business	NBCUniversal Businesses	Total	$	%
Revenue
Cable Networks	$2,173	$717	$1,212	$1,929	$244	12.6%
Broadcast Television	1,695	—	1,430	1,430	265	18.5
Filmed Entertainment	1,254	—	1,036	1,036	218	21.0
Theme Parks	147	—	120	120	27	22.5
Headquarters, other and eliminations	(90)	—	(94)	(94)	4	4.3
Total revenue	$5,179	$717	$3,704	$4,421	$758	17.1%
Operating Income Before Depreciation and Amortization
Cable Networks	$846	$210	$627	$837	$9	1.1%
Broadcast Television	190	—	175	175	15	8.8
Filmed Entertainment	27	—	4	4	23	575.0
Theme Parks	119	—	46	46	73	158.7
Headquarters, other and eliminations	(181)	—	(110)	(110)	(71)	(64.5)
Total operating income before depreciation and amortization	$1,001	$210	$742	$952	$49	5.2%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Six Months Ended June 30	For the Period January 1 through January 28	Six Months Ended June 30	Comcast Content Business	NBCUniversal Businesses	Six Months Ended June 30	$	%
Revenue
Cable Networks	$3,805	$388	$4,193	$1,355	$2,357	$3,712	$481	13.0%
Broadcast Television	2,583	464	3,047	—	3,508	3,508	(461)	(13.1)
Filmed Entertainment	1,876	353	2,229	—	2,097	2,097	132	6.3
Theme Parks	215	27	242	—	202	202	40	19.9
Headquarters, other and eliminations	(157)	(27)	(184)	—	(182)	(182)	(2)	(0.4)
Total revenue	$8,322	$1,205	$9,527	$1,355	$7,982	$9,337	$190	2.0%
Operating Income Before Depreciation and Amortization
Cable Networks	$1,511	$152	$1,663	$398	$1,201	$1,599	$64	4.0%
Broadcast Television	225	(15)	210	—	(7)	(7)	217	NM
Filmed Entertainment	(116)	(3)	(119)	—	(8)	(8)	(111)	NM
Theme Parks	152	8	160	—	41	41	119	291.0
Headquarters, other and eliminations	(313)	(104)	(417)	—	(200)	(200)	(217)	(108.1)
Total operating income before depreciation and amortization	$1,459	$38	$1,497	$398	$1,027	$1,425	$72	5.1%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the three and six months ended June 30, 2011 and 2010 and the results of operations for the NBCUniversal acquired businesses for the three months ended June 30, 2011 and for the period January 29 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the three and six months ended June 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010. Total pro forma adjustments increased operating income before depreciation and amortization by $3 million and $31 million for the period January 1 through January 28, 2011 and the six months ended June 30, 2010, respectively. Total pro forma adjustments decreased operating income before depreciation and amortization by $5 million for the three months ended June 30, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Cable Networks Segment—Actual and Pro Forma Results of Operations

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Sleuth and Universal HD); our national news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and VERSUS); our regional sports and news networks; our international entertainment and news and information networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production operations; and certain digital media properties consisting primarily of brand-aligned websites and other websites, such as DailyCandy, Fandango and iVillage.

		Three Months Ended June 30, 2010
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Three Months Ended June 30, 2011	Comcast Content Business	NBCUniversal Businesses	Total	$	%
Revenue
Distribution	$1,093	$399	$592	$991	$102	10.3%
Advertising	887	258	546	804	83	10.3
Other	193	60	74	134	59	44.0
Total revenue	2,173	717	1,212	1,929	244	12.6
Operating costs and expenses	1,327	507	585	1,092	235	21.5
Operating income before depreciation and amortization	$846	$210	$627	$837	$9	1.1%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Six Months Ended June 30	For the period January 1 through January 28	Six Months Ended June 30	Comcast Content Business	NBCUniversal Businesses	Six Months Ended June 30	$	%
Revenue
Distribution	$2,006	$188	$2,194	$791	$1,176	$1,967	$227	11.5%
Advertising	1,494	162	1,656	461	1,016	1,477	179	12.1
Other	305	38	343	103	165	268	75	28.0
Total revenue	3,805	388	4,193	1,355	2,357	3,712	481	13.0
Operating costs and expenses	2,294	236	2,530	957	1,156	2,113	417	19.7
Operating income before depreciation and amortization	$1,511	$152	$1,663	$398	$$1,201	$1,599	$64	4.0%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the three and six months ended June 30, 2011 and 2010 and the results of operations for the NBCUniversal acquired businesses for the three months ended June 30, 2011 and for the period January 29 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the three and six months ended June 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

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

Distribution revenue is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber for each of our cable networks. Our advertising revenue depends on audience ratings, the value of the demographics of our cable networks’ viewers to advertisers and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the strength of the advertising market, general economic conditions and the success of our programming. Our U.S. advertising revenue is also generally higher in the second and fourth quarters of each year due to seasonal increases in consumer advertising.

Distribution revenue for the three months ended June 30, 2011 and pro forma combined distribution revenue for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to rate increases and increases in the number of subscribers to our cable networks. Advertising revenue for the three months ended June 30, 2011 and pro forma combined advertising revenue for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to increases in the price of advertising units sold. Other revenue for the three months ended June 30, 2011 and pro forma combined other revenue for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to increases in the licensing of our owned content from our cable production studio. For the three and six months ended June 30, 2011, approximately 12% and 13%, respectively, of our Cable Networks segment pro forma combined revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Our Cable Networks segment operating costs and expenses consist primarily of programming and production costs, advertising and marketing costs, and other operating costs and expenses. Programming and production costs include the amortization of owned and acquired programming, direct production costs, residual and participation payments, production overhead and on-air talent costs. Advertising and marketing costs primarily consist of the costs incurred in promoting our cable networks, as well as in the replication, distribution and marketing costs of standard-definition DVDs and high-definition Blu-ray discs (together, “DVDs”), costs associated with digital media, and the costs of licensing our programming to third-party networks and other media platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

Operating costs and expenses for the three months ended June 30, 2011 and pro forma combined operating costs and expenses for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to higher programming and production costs associated with an increase in the volume of original content and changes in estimates associated with the application of acquisition accounting, as well as increases in advertising and promotion costs and administrative and other expenses.

Broadcast Television Segment—Actual and Pro Forma Results of Operations

Our Broadcast Television segment consists primarily of our U.S. broadcast networks, NBC and Telemundo; our 10 NBC and 15 Telemundo owned local television stations; our broadcast television production operations; and our related digital media properties, which consist primarily of brand-aligned websites.

	Actual(a)	Pro Forma(b)	Pro Forma Increase/(Decrease)
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	$	%
Revenue
Advertising	$1,114	$1,043	$71	6.8%
Content licensing	462	256	206	80.5
Other	119	131	(12)	(9.2)
Total revenue	1,695	1,430	265	18.5
Operating costs and expenses	1,505	1,255	250	19.9
Operating income before depreciation and amortization	$190	$175	$15	8.8%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through June 30	For the period January 1 through January 28	Six Months Ended June 30	Six Months Ended June 30	$	%
Revenue
Advertising	$1,709	$315	$2,024	$2,493	$(469)	(18.8)%
Content licensing	681	111	792	584	208	35.6
Other	193	38	231	431	(200)	(46.4)
Total revenue	2,583	464	3,047	3,508	(461)	(13.1)
Operating costs and expenses	2,358	479	2,837	3,515	(678)	(19.3)
Operating income before depreciation and amortization	$225	$(15)	$210	$(7)	$217	NM

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended June 30, 2011 and for the period January 29, 2011 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1 through January 28, 2011 and for the three and six months ended June 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

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

Content licensing revenue depends on the length and terms of the initial network license for our owned programming and our ability to subsequently license that programming to other networks, both in the U.S. and internationally, and to individual local U.S. television stations. In recent years, the production and distribution costs related to our owned programming have exceeded the license fees generated from the initial network license by an increasing amount. Exploitation of our owned television programming after the initial network license is critical to the financial success of a television series. Other revenue from further exploitation of our owned programming and intellectual property is driven primarily by the popularity of our broadcast networks and series and, therefore, fluctuates based on consumer spending and acceptance.

Advertising revenue for the three months ended June 30, 2011 increased compared to the same period in 2010 primarily due to increases in the price of advertising units sold and improved ratings in certain dayparts at the NBC Network. Pro forma combined advertising revenue for the six months ended June 30, 2011 decreased compared to the same period in 2010 primarily due to revenue recognized in 2010 related to the 2010 Vancouver Olympics. Content licensing revenue for the three months ended June 30, 2011 and pro forma combined content licensing revenue for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to the impact of new licensing agreements for our prior season and library content. Other revenue for the three months ended June 30, 2011 and pro forma combined other revenue for the six months ended June 30, 2011 decreased compared to the same periods in 2010 primarily due to a decline in DVD sales during the three months ended June 30, 2011 and the absence of the Vancouver Olympics during the six months ended June 30, 2011.

Broadcast Television Segment—Operating Costs and Expenses

Our Broadcast Television segment operating costs and expenses consist primarily of programming and production costs, advertising and marketing costs, and other operating costs and expenses. Programming and production costs relate to content originating on our broadcast networks and owned local television stations and include the amortization of owned and acquired programming costs, direct production costs, residual and participation payments, production overhead, and on-air talent costs. Advertising and marketing costs consist primarily of the costs incurred in promoting our owned television programming, as well as the replication, distribution and marketing costs of DVDs, costs associated with digital media, and the costs of licensing our programming to third parties and other media platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

Operating costs and expenses for the three months ended June 30, 2011 increased compared to the same period in 2010 primarily due to increases in programming amortization. The increase in programming amortization is primarily due to growth in content licensing revenue, as well as changes in estimates associated with the application of acquisition accounting. The increase in operating costs and expenses was also due to higher programming costs associated with a greater number of original prime time series. Pro forma combined operating costs and expenses for the six months ended June 30, 2011 decreased compared to the same period in 2010 primarily due to $1 billion of programming costs recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the Vancouver Olympics, programming costs and advertising and promotion costs increased for the six months ended June 30, 2011.

Filmed Entertainment Segment—Actual and Pro Forma Results of Operations

Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

	Actual(a)	Pro Forma(b)	Pro Forma Increase/(Decrease)
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	$	%
Revenue
Theatrical	$501	$223	$278	124.7%
Content licensing	312	339	(27)	(8.0)
Home entertainment	313	332	(19)	(5.7)
Other	128	142	(14)	(9.9)
Total revenue	1,254	1,036	218	21.0
Operating costs and expenses	1,227	1,032	195	18.9
Operating income before depreciation and amortization	$27	$4	$23	675.0%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through June 30	For the period January 1 through January 28	Six Months Ended June 30	Six Months Ended June 30	$	%
Revenue
Theatrical	$620	$58	$678	$436	$242	55.5%
Content licensing	530	171	701	651	50	7.7
Home entertainment	520	96	616	733	(117)	(16.0)
Other	206	28	234	277	(43)	(15.7)
Total revenue	1,876	353	2,229	2,097	132	6.3
Operating costs and expenses	1,992	356	2,348	2,105	243	11.5
Operating income before depreciation and amortization	$(116)	$(3)	$(119)	$(8)	$(111)	NM

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended June 30, 2011 and for the period January 29, 2011 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1 through January 28, 2011 and for the three and six months ended June 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment segment revenue consists primarily of theatrical revenue, content licensing revenue and home entertainment revenue. Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films. Content licensing revenue is generated primarily from the licensing of owned and acquired films to pay and advertising-supported television distribution platforms. Home entertainment revenue is generated from the license or sale of our owned and acquired films to retail stores and through digital media platforms, including electronic sell-through. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Revenue in our Filmed Entertainment segment is significantly affected by the timing and number of our theatrical and home entertainment releases, as well as their acceptance by consumers. Theatrical and home entertainment release dates are determined by several factors, including production schedules, vacation and holiday periods, and the timing of competitive releases. Theatrical revenue is affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by theatrical exhibitors and the popularity of competing films at the time our films are released. As a result, revenue may fluctuate from period to period and is typically highest in the fourth quarter of each year. The theatrical success of a film is a significant factor in determining the revenue a film is likely to generate in succeeding distribution platforms.

Theatrical revenue for the three months ended June 30, 2011 and pro forma combined theatrical revenue for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to increases in the number of theatrical releases in our 2011 slate and the strong performance of the second quarter 2011 releases of Fast Five and Bridesmaids.

Content licensing revenue for the three months ended June 30, 2011 decreased compared to the same period in 2010 primarily due to the timing of when our owned and acquired films were made available to licensees. Pro forma combined content licensing revenue for the six months ended June 30, 2011 increased compared to the same period in 2010 primarily due to the timing of when our owned and acquired films were made available to licensees, primarily on free television platforms.

Home entertainment revenue for the three months ended June 30, 2011 and pro forma combined home entertainment revenue for the six months ended June 30, 2011 decreased compared to the same periods in 2010 primarily due to declines in DVD sales, both in the U.S. and internationally, resulting from the number and mix of titles released compared to the same periods in 2010 and an overall decline in the DVD market. Several factors have contributed to the overall decline in the DVD market, including weak economic conditions, the maturation of the standard-definition DVD format, piracy, and intense competition for consumer discretionary spending and leisure time. DVD sales have also been negatively affected by an increasing shift by consumers toward subscription rental services, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales. We expect overall home entertainment revenue in 2011 will continue to be negatively affected by an overall decline in DVD sales.

Other revenue for the three months ended June 30, 2011 and pro forma combined other revenue for the six months ended June 30, 2011 decreased compared to the same periods in 2010 primarily due to decreases in revenue generated from our stage plays.

Filmed Entertainment Segment—Operating Costs and Expenses

Our Filmed Entertainment segment operating costs and expenses consist primarily of amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution and marketing costs. Residual payments represent amounts payable to certain of our employees who are represented by labor unions or guilds, such as the Writers Guild of America, Screen Actors Guild and the Directors Guild of America, and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent and other parties involved in the production of a film, including producers, writers, directors, actors, and technical and production personnel, under employment or other agreements and to our film cofinancing partners under cofinancing agreements. Distribution and marketing costs consist primarily of the costs associated with theatrical prints and advertising and the replication, distribution and marketing of DVDs. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

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

Operating costs and expenses for the three months ended June 30, 2011 and pro forma combined operating costs and expenses for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to increases in marketing costs associated with promoting our theatrical releases occurring in the second and third quarters of 2011, as well as increases in film cost amortization resulting from corresponding increases in theatrical revenue.

Theme Parks Segment—Actual and Pro Forma Results of Operations

Our Theme Parks segment consists primarily of our Universal Studios Hollywood park, our Wet ’n Wild water park and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in and received special and other fees from UCDP, which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando, Florida. The income (loss) from this equity investment and other related properties (“Orlando Parks”) is included in operating income before depreciation and amortization for the Theme Parks segment. On July 1, 2011, NBCUniversal completed the acquisition of the 50% equity interest in UCDP that it did not already own for $1.025 billion, subject to various purchase price adjustments. As a result, UCDP has become a wholly owned consolidated subsidiary of NBCUniversal.

	Actual(a)	Pro Forma(b)	Pro Forma Increase/(Decrease)
(in millions)	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	$	%
Revenue	$147	$120	$27	22.5%
Operating costs and expenses	(81)	(76)	(5)	6.6
Equity in income of the Orlando Parks	53	2	51	NM
Operating income before depreciation and amortization	$119	$46	$73	158.7%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through June 30	For the period January 1 through January 28	Six Months Ended June 30	Six Months Ended June 30	$	%
Revenue	$215	$27	$242	$202	$40	19.9%
Operating costs and expenses	(128)	(22)	(150)	(136)	(14)	10.4
Equity in income of the Orlando Parks	65	3	68	(25)	93	NM
Operating income before depreciation and amortization	$152	$8	$160	$41	$119	291.0%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended June 30, 2011 and for the period January 29, 2011 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1 through January 28, 2011 and for the three and six months ended June 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and eliminating operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

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

Revenue for the three months ended June 30, 2011 and pro forma combined revenue for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to increases in attendance and per capita spending at our Hollywood theme park, as well as additional management fees from our investment in the Orlando Parks.

Theme Parks Segment—Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; costs of food, beverage and merchandise; labor costs; and sales and marketing costs. Operating costs and expenses for the three months ended June 30, 2011 and pro forma combined operating costs and expenses for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to additional variable costs associated with increases in attendance and per capita spending at our Hollywood theme park.

Theme Parks Segment—Equity in Income (Loss) of Orlando Parks

Equity in income (loss) of Orlando Parks for the three months ended June 30, 2011 and pro forma combined equity in income (loss) of Orlando Parks for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to increases in attendance and per capita spending at the Orlando Parks related to the opening of The Wizarding World of Harry Potter™ attraction in June 2010. The loss for the six months ended June 30, 2010 was primarily due to marketing and promotional expenses and lower attendance at the Orlando Parks in anticipation of the opening of the new Harry Potter attraction.

Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses include corporate overhead, employee benefit expenses, expenses related to the NBCUniversal transaction and corporate initiatives. Operating costs and expenses for the three months ended June 30, 2011 and pro forma combined operating costs and expenses for the six months ended June 30, 2011 increased compared to the same periods in 2010 primarily due to transaction-related costs, including severance and other compensation-related costs.

Eliminations primarily include the elimination of the equity in income (loss) of Orlando Parks included in operating income (loss) before depreciation and amortization for the Theme Parks segment.

Consolidated Other Income (Expense) Items

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2011	2010	2011	2010
Interest expense	$(621)	$(543)	$(1,226)	$(1,067)
Investment income (loss), net	61	—	150	101
Equity in net income (losses) of investees, net	37	(26)	—	(58)
Other income (expense), net	(34)	(35)	(70)	(45)
Total	$(557)	$(604)	$(1,146)	$(1,069)

Interest Expense

The increase in interest expense for the three and six months ended June 30, 2011 compared to the same periods in 2010 is primarily due to the effects of the NBCUniversal transaction and consolidation of NBCUniversal’s outstanding debt of $9.1 billion.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2011 and 2010 are presented in a table in Note 6 to our condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net for the three and six months ended June 30, 2011 compared to the same periods in 2010 were primarily due to the effects of the NBCUniversal transaction.

Consolidated Income Tax Expense

Income tax expense for the three and six months ended June 30, 2011 and 2010 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions, and, in 2011, due to the partnership structure of NBCUniversal Holdings and the $137 million net impact of certain changes in state tax laws. We expect our 2011 annual effective tax rate to be in the range of 35% to 40%.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests for the three and six months ended June 30, 2011 increased compared to the same periods in 2010 due to the NBCUniversal transaction. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined in Note 4 to our condensed consolidated financial statements. Net (income) loss attributable to noncontrolling interests includes GE’s allocated share of the earnings of NBCUniversal Holdings and NBCUniversal.

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

In connection with the NBCUniversal transaction, we were required to make a cash payment of $6.2 billion to GE at the close of the transaction. We funded this payment with cash on hand and $650 million of commercial paper borrowings. The transaction also calls for the payment to GE, in the future, of certain tax benefits to the extent realized. As of the closing of the NBCUniversal transaction on January 28, 2011, we consolidated $9.1 billion of NBCUniversal senior debt securities with maturities ranging from 2014 to 2041. We do not guarantee NBCUniversal’s debt obligations. Any future redemptions of GE’s stake in NBCUniversal Holdings are expected to be funded primarily through NBCUniversal’s cash flows from operating activities and its borrowing capacity. If any borrowings by NBCUniversal to fund either of GE’s two potential redemptions would result in NBCUniversal exceeding a certain leverage ratio or losing investment grade status or if NBCUniversal Holdings cannot otherwise fund such redemptions, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

On June 28, 2011, NBCUniversal amended its revolving credit facility to, among other things, increase the commitment under the facility to $1.5 billion from $750 million, reduce the interest rate payable under the facility and extend the maturity date to June 2016 from January 2014.

Through June 30, 2011, affiliates of Blackstone Group L.P. (“Blackstone”) and NBCUniversal were 50% partners in UCDP. On July 1, 2011, NBCUniversal completed the acquisition of the remaining 50% equity interest in UCDP that it did not already own for $1.025 billion, subject to various purchase price adjustments. As a result, UCDP became a wholly owned consolidated subsidiary of NBCUniversal and its results will be included in our consolidated results of operations following the acquisition. NBCUniversal funded this transaction with cash on hand, borrowings under the NBCUniversal revolving credit facility and a $250 million one-year intercompany note due to us, which is eliminated in our consolidated financial statements. Additional borrowings under the NBCUniversal revolving credit facility, along with cash on hand at UCDP, were used to refinance and terminate UCDP’s existing term loan immediately following the acquisition. Following these transactions, NBCUniversal had $750 million outstanding under its revolving credit facility and UCDP had long-term debt, before the application of acquisition accounting, of approximately $650 million, which primarily consists of senior notes and senior subordinated notes.

On August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. Following the redemption, $260 million principal amount of UCDP’s senior notes and $146 million of UCDP’s senior subordinated notes remain outstanding.

Other Cash Management Programs and Capital Resources

Through January 27, 2011, NBCUniversal monetized its trade accounts receivable through programs established with GE and various GE subsidiaries. Following the closing of the NBCUniversal transaction on January 28, 2011, NBCUniversal terminated those programs and has since established new third-party monetization programs with a syndicate of banks, of which the primary relationship is with General Electric Capital Corporation, a subsidiary of GE. The effects of these monetization transactions are included in operating activities in our consolidated statement of cash flows.

In response to the high cost of producing films, we have entered into film cofinancing arrangements with third parties to jointly finance or distribute many of our film productions. These arrangements can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. We account for our proceeds under these arrangements as a reduction to our capitalized film costs and the related cash flows are a component of net cash provided by operating activities. The availability of cofinancing arrangements has decreased in recent years and we believe that it will continue to decrease in the future.

Operating Activities

The table below presents the components of net cash provided by operating activities.

	Six Months Ended June 30
(in millions)	2011	2010
Operating income	$5,162	$4,013
Depreciation and amortization	3,705	3,289
Operating income before depreciation and amortization	8,867	7,302
Noncash share-based compensation	174	153
Changes in operating assets and liabilities	(421)	(70)
Cash basis operating income	8,620	7,385
Payments of interest	(1,197)	(969)
Payments of income taxes	(570)	(1,126)
Proceeds from interest, dividends and other nonoperating items	143	45
Excess tax benefit under share-based compensation presented in financing activities	(40)	(3)
Net cash provided by operating activities	$6,956	$5,332

The changes in operating assets and liabilities during the six months ended June 30, 2011 compared to the same period in 2010 were primarily due to the NBCUniversal transaction and the timing of payments of operating items and payroll.

The increase in interest payments during the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to an increase in our outstanding debt.

The decrease in income tax payments during the six months ended June 30, 2011 compared to the same period in 2010 was primarily due to the net benefit in 2011 of the 2010 economic stimulus legislation.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2011 consisted primarily of cash paid, net of cash acquired, for the NBCUniversal acquisition of $5.7 billion, capital expenditures of $2.4 billion and cash paid for intangible assets of $296 million.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2011 consisted primarily of our repayments of debt at maturity of $1.8 billion, repurchases of our Class A Special common stock of $1.1 billion and dividend payments of $572 million, offset by proceeds from short-term borrowings, net of repayments of $741 million.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. As of June 30, 2011, amounts available under our credit facilities totaled approximately $5.7 billion and the amount available under the NBCUniversal revolving credit facility was $1.5 billion.

NBCUniversal amended its revolving credit facility on June 28, 2011 to, among other things, increase the commitment under the facility to $1.5 billion from $750 million, reduce the interest rate payable under the facility and extend the maturity date to June 2016 from January 2014. On July 1, 2011, borrowings under the NBCUniversal revolving credit facility were used to finance a portion of NBCUniversal’s acquisition of the remaining 50% equity interest in UCDP that it did not already own and to refinance and terminate a portion of UCDP’s existing term loan immediately following the acquisition. Following these transactions, NBCUniversal had approximately $750 million outstanding under its revolving credit facility.

Share Repurchases and Dividends

During the six months ended June 30, 2011, we repurchased approximately 46 million shares of our Class A Special common stock under our share repurchase authorization for approximately $1.1 billion. As of June 30, 2011, we had approximately $1.1 billion of availability remaining under our current share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

In January 2011, our Board of Directors approved an increase of 19% to our planned annual dividend to $0.45 per share. In January and May 2011, our Board of Directors approved a quarterly dividend of $0.1125 per share as part of our planned annual dividend of $0.45 per share. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2011	$312	April
Three months ended June 30, 2011	$309	July

Contractual Obligations

In June 2011, the International Olympic Committee accepted our bid of $4.38 billion in the aggregate for the U.S. broadcast rights to the 2014 Sochi Olympic Games, the 2016 Rio de Janeiro Olympic Games, the 2018 Pyeongchang Olympic Games and the 2020 Summer Olympic Games. The majority of the Olympics-related cash payments will be made around the time the associated revenue is collected.

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

With respect to television series or other owned television programming, the most sensitive factor affecting our estimate of ultimate revenue is whether the series can be successfully licensed beyond its initial license. Initial estimates of ultimate revenue are limited to the amount of revenue contracted for each episode under the initial license. Once it is determined that a series can be licensed in subsequent platforms, revenue estimates for these platforms, such as U.S. and international syndication, home entertainment, and other media platforms, are included in ultimate revenue. In the case of television series and owned television programming, revenue estimates for produced episodes include revenue expected to be earned within 10 years of delivery of the initial episode or, if still in production, 5 years from the delivery of the most recent episode, if later.

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

Film and Television Costs

Film and television costs consist of our preliminary estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows and distribution patterns. Television series and theatrical films in-production and in-development were valued at historical cost. Acquired programming rights were adjusted to market rates using undiscounted cash flows and market assumptions, when available.

Investments

The preliminary estimates of fair value for significant investments in nonpublic investees were determined using an income approach. This method starts with a forecast of all of the expected future net cash flows associated with the investment and then involves adjusting the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams of the underlying business.

Property and Equipment

The preliminary estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales and offerings of comparable property. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Intangible Assets

Intangible assets primarily consist of our preliminary estimates of fair value for relationships with advertisers and multichannel video providers, each with an estimated useful life not to exceed 20 years, and indefinite-lived trade names and Federal Communications Commission (“FCC”) licenses.

Relationships with advertisers and multichannel video providers were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about future events, including contract renewal estimates, attrition and technology changes.

In determining the estimated lives and method of amortization for finite-lived intangibles, we use the method and life that most closely follows the undiscounted cash flows over the estimated life of the asset.

Trade names were valued using the relief-from-royalty method, a form of the income approach. This measure of fair value requires considerable judgment about the value a market participant would be willing to pay in order to achieve the benefits associated with the trade name.

FCC licenses were valued using the Greenfield method, a form of the income approach. This measure of fair value captures the future income potential assuming the license is used by a hypothetical start-up operation.

Guarantees and Other Obligations

Contractual obligations were adjusted to market rates using a combination of discounted cash flows or market assumptions, when available.

Redeemable Noncontrolling Interest

The fair value component of the redeemable noncontrolling interest in NBCUniversal Holdings is based on an income approach, including assumptions related to expected future net cash flows, the timing and nature of tax attributes, and the redemption features.

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

Interest Rate Risk Management

As a result of the NBCUniversal transaction, our condensed consolidated balance sheet now includes $9.1 billion principal amount of senior debt securities with fixed interest rates ranging from 2.1% to 6.4% and maturities ranging from 2014 to 2041. In accordance with our policies, we have entered into fixed to variable swaps on $750 million principal amount of these senior debt securities, with maturities ranging from 2014 to 2016.

Refer to Note 8 to our condensed consolidated financial statements for a discussion on the NBCUniversal senior debt securities and to Note 9 to our condensed consolidated financial statements for a discussion on our derivative financial instruments.

Foreign Exchange Risk Management

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

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we enter into derivative financial instruments related to a significant portion of our foreign currency exposures anticipated over the calendar year. The primary type of derivative financial instrument that we enter into is a foreign currency forward contract that changes in value as foreign exchange rates change to protect the U.S. dollar equivalent value of our existing foreign currency assets, liabilities, commitments, and forecasted foreign currency revenues and expenses. In accordance with our policy, we hedge forecasted foreign currency transactions for periods generally not to exceed 1 year. In certain circumstances, we may hedge a transaction not to exceed 18 months.

As of June 30, 2011, we had foreign exchange contracts on a total notional value of $1.3 billion, with aggregate estimated fair value losses of $10 million.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our Board-authorized share repurchase program during the three months ended June 30, 2011.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
April 1-30, 2011	—	$—	—	$—	$1,615,873,870
May 1-31, 2011	11,681,287	$23.54	11,681,287	$275,000,000	$1,340,873,870
June 1-30, 2011	10,876,846	$22.98	10,876,846	$250,000,000	$1,090,873,870
Total	22,558,133	$23.27	22,558,133	$525,000,000	$1,090,873,870

(a)

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of June 30, 2011, we had approximately $1.1 billion of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2011 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
10.1*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective July 1, 2011.
10.2*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to the Current Report on Form 8-K of Comcast Corporation filed on July 1, 2011).

101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2011, filed with the Securities and Exchange Commission on August 3, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 3, 2011