Form 10-Q
period 2011-09-30
COMCAST CORP
filed 2011-11-02
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

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

Yes ☐ No ☒

As of September 30, 2011, there were 2,092,580,146 shares of our Class A common stock, 622,816,473 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2011. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in technology and consumer behavior may adversely affect our businesses and results of operations

•	programming expenses for our video services are increasing, which could adversely affect our future results of operations

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

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2011	December 31, 2010
Assets
Current Assets:
Cash and cash equivalents	$1,806	$5,984
Receivables, net	4,096	1,855
Programming rights	1,055	122
Other current assets	1,625	925
Total current assets	8,582	8,886
Film and television costs	5,369	460
Investments	9,575	6,670
Property and equipment, net	27,441	23,515
Franchise rights	59,442	59,442
Goodwill	26,831	14,958
Other intangible assets, net	17,386	3,431
Other noncurrent assets, net	2,201	1,172
Total assets	$156,827	$118,534

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,455	$3,291
Accrued participations and residuals	1,247	—
Accrued expenses and other current liabilities	4,996	3,143
Current portion of long-term debt	2,448	1,800
Total current liabilities	14,146	8,234
Long-term debt, less current portion	38,522	29,615
Deferred income taxes	29,663	28,246
Other noncurrent liabilities	11,657	7,862
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	15,827	143
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,458,040,896 and 2,437,281,651; outstanding, 2,092,580,146 and 2,071,820,901	25	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 693,751,237 and 766,168,658; outstanding, 622,816,473 and 695,233,894	7	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	41,079	39,780
Retained earnings	13,236	12,158
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(147)	(99)
Total Comcast Corporation shareholders’ equity	46,683	44,354
Noncontrolling interests	329	80
Total equity	47,012	44,434
Total liabilities and equity	$156,827	$118,534

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2011	2010	2011	2010
Revenue	$14,339	$9,489	$40,800	$28,216
Costs and Expenses:
Operating costs and expenses	9,765	5,911	27,359	17,336
Depreciation	1,540	1,377	4,504	4,167
Amortization	393	247	1,134	746
	11,698	7,535	32,997	22,249
Operating income	2,641	1,954	7,803	5,967
Other Income (Expense):
Interest expense	(637)	(545)	(1,863)	(1,612)
Investment income (loss), net	(147)	109	3	210
Equity in net income (losses) of investees, net	(40)	(40)	(40)	(98)
Other income (expense), net	(12)	(24)	(82)	(69)
	(836)	(500)	(1,982)	(1,569)
Income before income taxes	1,805	1,454	5,821	4,398
Income tax expense	(639)	(584)	(2,249)	(1,763)
Net income from consolidated operations	1,166	870	3,572	2,635
Net (income) loss attributable to noncontrolling interests	(258)	(3)	(699)	(18)
Net income attributable to Comcast Corporation	$908	$867	$2,873	$2,617

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.33	$0.31	$1.04	$0.93
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.33	$0.31	$1.03	$0.93
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1125	$0.0945	$0.3375	$0.2835

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Net income from consolidated operations	$1,166	$870	$3,572	$2,635
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $—, $(3) and $—	—	1	5	2
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $35, $21, $33 and $45	(59)	(37)	(57)	(79)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $—, $5 and $—	—	—	(9)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(13), $(1), $(7) and $(4)	23	2	13	7
Employee benefit obligations, net of deferred taxes of $—, $—, $(1) and $—	(3)	—	(4)	—
Currency translation adjustments	(9)	4	(2)	—
Comprehensive income	1,118	840	3,518	2,565
Net (income) loss attributable to noncontrolling interests	(258)	(3)	(699)	(18)
Other comprehensive (income) loss attributable to noncontrolling interests	6	—	6	—
Comprehensive income attributable to Comcast Corporation	$866	$837	$2,825	$2,547

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2011	2010
Net cash provided by operating activities	$10,206	$7,732
Investing Activities
Capital expenditures	(3,785)	(3,429)
Cash paid for intangible assets	(505)	(372)
Acquisitions, net of cash acquired	(6,407)	(183)
Proceeds from sales of investments	154	21
Purchases of investments	(85)	(54)
Other	(33)	149
Net cash provided by (used in) investing activities	(10,661)	(3,868)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	1,642	—
Proceeds from borrowings	—	2,420
Repurchases and repayments of debt	(2,813)	(649)
Repurchases and retirements of common stock	(1,650)	(892)
Dividends paid	(881)	(800)
Distributions to noncontrolling interests	(237)	(48)
Other	216	(24)
Net cash provided by (used in) financing activities	(3,723)	7
Increase (decrease) in cash and cash equivalents	(4,178)	3,871
Cash and cash equivalents, beginning of period	5,984	671
Cash and cash equivalents, end of period	$1,806	$4,542

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2010	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811
Stock compensation plans					160	(4)				156
Repurchases and retirements of common stock					(603)	(297)				(900)
Employee stock purchase plan					45					45
Dividends declared						(796)				(796)
Other comprehensive income (loss)								(70)		(70)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests									(26)	(26)
Net income (loss)	(2)					2,617			20	2,637
Balance, September 30, 2010	$144	$24	$8	$—	$39,860	$11,525	$(7,517)	$(116)	$84	$43,868
Balance, January 1, 2011	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434
Stock compensation plans		1			414	(40)				375
Repurchases and retirements of common stock			(1)		(822)	(827)				(1,650)
Employee stock purchase plan					50					50
Dividends declared						(928)				(928)
Other comprehensive income (loss)	(6)							(48)		(48)
NBCUniversal transaction	15,192				1,612				211	1,823
Issuance of subsidiary shares to noncontrolling interests	83				45				43	88
Contributions from (distributions to) noncontrolling interests	(177)								(112)	(112)
Net income (loss)	592					2,873			107	2,980
Balance, September 30, 2011	$15,827	$25	$7	$—	$41,079	$13,236	$(7,517)	$(147)	$329	$47,012

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our annual consolidated financial statements for the preceding fiscal year as filed with the SEC.

On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired control of the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)), a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports, and other content to global audiences. NBCUniversal’s results of operations from January 29, 2011 through September 30, 2011 are included in our consolidated results of operations. See Note 4 for additional information on the transaction.

Note 2: Summary of Significant Accounting Policies

The accounting policies described below became significant to our business as a result of the NBCUniversal transaction on January 28, 2011.

Use of Estimates

In connection with the NBCUniversal transaction, we have performed a preliminary allocation of purchase price to the assets and liabilities of the businesses acquired using preliminary estimates. The estimates are subject to change as discussed in Note 4. Estimates are also used when accounting for various items, including impairment of capitalized film and television costs, amortization of owned and acquired programming, participation and residual payments, and DVD and Blu-ray disc (together, “DVDs”) returns and customer incentives. Actual results could differ from those estimates.

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

We capitalize the costs to license programming content, including rights to multiyear live-event sports programming, at the earlier of when the programming is acquired or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s actual direct revenue to the estimated total remaining direct revenue or based on the terms of the contract.

We state the cost of acquired programming at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is defined as an aggregation of programs broadcast during a particular time of day or programs of a similar type. Acquired programming used by our cable programming networks is tested on a channel basis for impairment, whereas the programming for the NBC and Telemundo broadcast networks is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or if there is no plan to broadcast certain programming, we will recognize an impairment charge to other operating costs and expenses.

We enter into arrangements with third parties to jointly finance and distribute certain of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can also vary, although in most cases an investor assumes the full risk for the portion of the film acquired in these arrangements. We account for our proceeds under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or benefit to operating costs and expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined by reference to the ratio of actual revenue earned to date in relation to the ultimate revenue expected to be recognized over a film’s useful life.

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

Diluted EPS for the three and nine months ended September 30, 2011 excludes 54 million and 45 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and nine months ended September 30, 2010, diluted EPS excluded 178 million and 189 million, respectively, of potential common shares.

Computation of Diluted EPS

	$2,873	$2,873	$2,873	$2,873	$2,873	$2,873
	Three Months Ended September 30
	2011			2010
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$908	2,739	$0.33	$867	2,802	$0.31
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		22			8
Diluted EPS attributable to Comcast Corporation shareholders	$908	2,761	$0.33	$867	2,810	$0.31

	$2,870000	$2,870000	$2,870000	$2,870000	$2,870000	$2,870000
	Nine Months Ended September 30
	2011			2010
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,873	2,757	$1.04	$2,617	2,816	$0.93
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		32			10
Diluted EPS attributable to Comcast Corporation shareholders	$2,873	2,789	$1.03	$2,617	2,826	$0.93

Note 4: Acquisitions

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC network and its owned NBC affiliated local television stations, the Telemundo network and its owned Telemundo affiliated local television stations, Universal Pictures, the Universal Studios Hollywood theme park, and other investments and related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). The combination of these businesses creates a leading media and entertainment company capable of providing entertainment, news, sports and other content to a global audience across many platforms. In addition to contributing the Comcast Content Business, we made a cash payment to GE of $6.2 billion, which included transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits as they are realized.

In connection with the NBCUniversal transaction, during 2010 NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt. Prior to the close, NBCUniversal made a cash distribution of approximately $7.4 billion to GE.

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

Preliminary Allocation of Purchase Price

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The net assets of the NBCUniversal contributed businesses were recorded at their estimated fair value using Level 3 inputs (see Note 10 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined above. GE’s redeemable noncontrolling interest has been recorded at fair value for the portion attributable to the net assets we acquired, and at historical cost for the portion attributable to the Comcast Content Business. The estimated values are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The tables below present the preliminary fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities of the NBCUniversal businesses acquired as a result of the NBCUniversal transaction. We have revised our estimates in the current quarter, which resulted in a decrease in goodwill of $1 billion from our initial allocation of purchase price. The changes related primarily to revisions in the estimated fair value of investments, property and equipment, and intangible assets.

Consideration Transferred

(in millions)
Cash	$6,120
Fair value of 49% of the Comcast Content Business	4,301
Fair value of contingent consideration	590
Fair value of redeemable noncontrolling interest associated with net assets acquired	13,065
$24,076

Preliminary Allocation of Purchase Price

(in millions)
Film and television costs (see Note 5)	$5,040
Investments (see Note 6)	4,254
Property and equipment (see Note 14)	2,324
Intangible assets (see Note 7)	14,595
Working capital	(1,742)
Long-term debt (see Note 8)	(9,115)
Deferred income tax liabilities	(31)
Other noncurrent assets and liabilities	(2,005)
Noncontrolling interests acquired	(211)
Fair value of identifiable net assets acquired	13,109
Goodwill	10,967
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

NBCUniversal recognized net deferred income tax liabilities of $31 million in the preliminary allocation of purchase price related primarily to acquired intangible assets in state and foreign jurisdictions. In addition, Comcast recognized $562 million of deferred tax liabilities in connection with GE acquiring an indirect noncontrolling interest in the Comcast Content Business in exchange for our acquisition of a portion of our interest in NBCUniversal Holdings. Because we maintained control of the Comcast Content Business, the excess of fair value received over historical carrying value and the related tax impact were recorded to additional paid-in capital.

We agreed to share with GE certain tax benefits as they are realized, related to the form and structure of the transaction. These payments to GE are contingent on us realizing tax benefits in the future and are accounted for as contingent consideration. We have recorded $590 million in other current and noncurrent liabilities in our acquisition accounting based on the present value of the expected future payments to GE.

Following the close of the NBCUniversal transaction, our provision for income taxes includes a federal and state tax provision on our allocable share of the earnings of NBCUniversal Holdings and NBCUniversal, as well as the state, local and foreign tax provisions of NBCUniversal Holdings and NBCUniversal, adjusted for any foreign tax credits.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and agreements between us and NBCUniversal. Because our allocation of purchase price and estimated values of identifiable assets and liabilities are not yet final, the amount of total goodwill and the amount of goodwill expected to be deductible for tax purposes are not yet final and are subject to change.

Transaction-Related Expenses

We have incurred significant transaction costs directly related to the NBCUniversal transaction. The incremental expenses related to legal, accounting and valuation services and investment banking fees are included in operating costs and expenses. We also incurred certain financing costs and other shared costs with GE associated with NBCUniversal’s debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010, which are included in other income (expense), net and interest expense.

In addition, during the three and nine months ended September 30, 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges, which are included in operating costs and expenses.

The table below presents the transaction costs and transaction-related costs included in our consolidated statement of income.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Operating costs and expenses
Transaction costs	$—	$21	$63	$57
Transaction-related costs	14	—	64	—
Total operating costs and expenses	14	21	127	57
Other expense	—	43	16	91
Interest expense	—	2	—	6
Total	$14	$66	$143	$154

Universal City Development Partners

On July 1, 2011, NBCUniversal acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“UCDP”) that it did not already own for $1 billion. UCDP is now a wholly owned consolidated subsidiary of NBCUniversal whose operations are reported in our Theme Parks segment. NBCUniversal funded this acquisition with cash on hand, borrowings under its revolving credit facility and a $250 million one-year intercompany note due to us, which is eliminated in our consolidated financial statements.

Preliminary Allocation of Purchase Price

Because we now control UCDP, we have applied acquisition accounting and its results of operations are included in our consolidated results of operations following the acquisition date.

The carrying value of our investment in UCDP on July 1, 2011 was $1 billion, which approximated its fair value and, therefore, no gain or loss was recognized as a result of the acquisition. The estimated fair values of the assets and liabilities acquired are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than one year from the acquisition date.

The table below presents the preliminary allocation of purchase price to the assets and liabilities of UCDP.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment (see Note 14)	$2,441
Intangible assets (see Note 7)	70
Working capital	242
Long-term debt (see Note 8)	(1,505)
Deferred revenue	(89)
Other noncurrent assets and liabilities	(5)
Noncontrolling interests acquired	(5)
Fair value of identifiable net assets acquired	1,149
Goodwill	909
$2,058

Financing Transactions

Borrowings under the NBCUniversal revolving credit facility, along with cash on hand at UCDP, were used to refinance and terminate UCDP’s existing $801 million term loan immediately following the acquisition. In addition, on August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. As of September 30, 2011, $260 million aggregate principal amount of UCDP’s senior notes and $146 million aggregate principal amount of UCDP’s senior subordinated notes remained outstanding.

Unaudited Actual and Pro Forma Information

Our consolidated revenue for the three months ended September 30, 2011 and from January 29, 2011 through September 30, 2011 included $3.8 billion and $10.1 billion, respectively, from the NBCUniversal contributed businesses. Our consolidated net income (loss) attributable to Comcast Corporation for the three months ended September 30, 2011 and from January 29, 2011 through September 30, 2011 included $127 million and $355 million, respectively, from the NBCUniversal contributed businesses.

Our consolidated revenue for the three and nine months ended September 30, 2011 included $375 million from UCDP. Our consolidated net income (loss) attributable to Comcast Corporation for the three and nine months ended September 30, 2011 included $29 million resulting from the acquisition of the remaining equity interest in UCDP on July 1, 2011.

The following unaudited pro forma information has been presented as if both the NBCUniversal transaction and the UCDP transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocations of purchase price and other acquisition accounting adjustments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2010. No pro forma adjustments have been made for our incremental transaction costs or other transaction-related costs.

	Actual	Pro Forma	Pro Forma
	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Revenue	$14,339	$13,670	$42,619	$40,453
Net income from consolidated operations	$1,166	$1,238	$3,584	$3,112
Net income attributable to Comcast Corporation	$908	$957	$2,862	$2,626
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.33	$0.34	$1.04	$0.93
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.33	$0.34	$1.03	$0.93

Note 5: Film and Television Costs

(in millions)	September 30, 2011	December 31, 2010
Film Costs:
Released, less amortization	$1,524	$—
Completed, not released	95	—
In-production and in-development	1,289	—
	2,908	—
Television Costs:
Released, less amortization	1,170	94
Completed, not released	—	—
In-production and in-development	202	43
	1,372	137
Programming rights, less amortization	2,144	445
	6,424	582
Less: Current portion of programming rights	1,055	122
Film and television costs	$5,369	$460

Film and television costs as of September 30, 2011 include the costs acquired in connection with the closing of the NBCUniversal transaction at fair value as of January 28, 2011, less accumulated amortization following the acquisition date. The capitalized programming costs of the Comcast Content Business are reflected at their historical cost, less accumulated amortization, for both periods presented.

As of September 30, 2011, acquired film and television libraries had remaining unamortized costs of $1.1 billion. For the three and nine months ended September 30, 2011, amortization of acquired film and television libraries included in operating costs and expenses totaled $46 million and $127 million, respectively.

Note 6: Investments

(in millions)	September 30, 2011	December 31, 2010
Fair value method	$2,754	$2,815
Equity method, primarily SpectrumCo and Clearwire	1,973	2,193
Cost method, primarily AirTouch redeemable preferred shares	1,780	1,743
Acquired NBCUniversal and UCDP investments	3,114	—
Total investments	9,621	6,751
Less: Current investments	46	81
Noncurrent investments	$9,575	$6,670

Investments acquired in connection with the NBCUniversal transaction that we held as of September 30, 2011 primarily include equity method investments in A&E Television Networks (16%); The Weather Channel (25%); and MSNBC.com (50%); and cost method investments, primarily in Hulu (32%). On July 1, 2011, NBCUniversal completed the acquisition of the remaining 50% equity interest in UCDP that it did not already own. As a result, we no longer record UCDP as an equity method investment. See Note 4 for additional information on the NBCUniversal and UCDP transactions.

Components of Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Gains on sales and exchanges of investments, net	$6	$3	$27	$14
Investment impairment losses	—	(10)	(3)	(24)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	(576)	475	(41)	706
Mark to market adjustments on derivative component of prepaid forward sale agreements	459	(399)	7	(545)
Mark to market adjustments on derivative component of ZONES	(5)	(1)	—	1
Interest and dividend income	28	25	80	70
Other, net	(59)	16	(67)	(12)
Investment income (loss), net	$(147)	$109	$3	$210

Note 7: Goodwill and Other Intangible Assets

Goodwill

The table below presents our goodwill attributable to our Cable Communications segment (previously our Cable segment), the Comcast Content Business (now included in the new NBCUniversal segments), and Corporate and Other, as well as the total goodwill attributable to the NBCUniversal acquired businesses. See Note 17 for additional information on our segments.

		NBCUniversal
(in millions)	Cable Communications	Comcast Content Business	NBCUniversal Acquired Businesses	Corporate and Other	Total
Balance, December 31, 2010	$12,207	$2,564	$—	$187	$14,958
Acquisitions	—	—	11,899	—	11,899
Settlements and adjustments	1	(27)	—	—	(26)
Balance, September 30, 2011	$12,208	$2,537	$11,899	$187	$26,831

The change in goodwill for the nine months ended September 30, 2011 is primarily related to the close of the NBCUniversal transaction on January 28, 2011 and the acquisition of the remaining 50% equity interest in UCDP that NBCUniversal did not already own. The preliminary allocation of purchase price to the assets and liabilities of each of the NBCUniversal and UCDP businesses acquired, and the allocation of goodwill among reporting segments, are not final and are subject to change. See Note 4 for additional information on the NBCUniversal and UCDP transactions.

Other Intangible Assets

	Original Useful Life at September 30, 2011	September 30, 2011		December 31, 2010
(in millions)		Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Other intangible assets	2-25 years	$8,880	$(5,777)	$12,271	$(8,840)
Acquired NBCUniversal and UCDP intangible assets:
Finite-lived intangible assets	4-20 years	11,566	(483)	—	—
Indefinite-lived intangible assets	N/A	3,200		—
Total		$23,646	$(6,260)	$12,271	$(8,840)

The decrease in the gross carrying amount and accumulated amortization of other intangible assets for the nine months ended September 30, 2011 was due to the write-off of fully amortized customer relationship and other intangible assets.

The intangible assets recorded as a result of the NBCUniversal transaction include finite-lived intangible assets, primarily relationships with advertisers and multichannel video providers, and indefinite-lived intangible assets, primarily trade names and Federal Communications Commission licenses.

The intangible assets recorded as a result of the UCDP transaction primarily consist of the rights to use certain characters and trademarks in our theme parks.

See Note 4 for additional information on the NBCUniversal and UCDP transactions.

Note 8: Long-Term Debt

As of September 30, 2011, our debt had an estimated fair value of approximately $46 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

NBCUniversal and UCDP Notes

NBCUniversal issued $9.1 billion principal amount of senior debt securities during 2010 in connection with the NBCUniversal transaction. On July 1, 2011, NBCUniversal acquired the remaining 50% equity interest in UCDP that it did not already own (see Note 4) and consolidated UCDP’s senior notes due 2015 and senior subordinated notes due 2016. In accordance with acquisition accounting, the debt securities were recorded at fair value based on interest rates available to us for debt with similar terms and remaining maturities as of the respective acquisition dates. The table below presents the carrying value of NBCUniversal and UCDP debt securities included in our balance sheet as of September 30, 2011.

(in millions)	Interest Rate	September 30, 2011
NBCUniversal:
Senior notes due 2014	2.100%	$906
Senior notes due 2015	3.650%	1,033
Senior notes due 2016	2.875%	999
Senior notes due 2020	5.150%	2,061
Senior notes due 2021	4.375%	1,939
Senior notes due 2040	6.400%	1,033
Senior notes due 2041	5.950%	1,176
UCDP:
Senior notes due 2015	8.875%	287
Senior subordinated notes due 2016	10.875%	172
Total		$9,606

Repayments

Nine Months Ended September 30
(in millions)	2011
Comcast 6.75% notes due 2011	$1,000
Comcast 5.5% notes due 2011	750
UCDP term loan	801
UCDP 8.875% notes due 2015	140
UCDP 10.875% notes due 2016	79
Other	43
Total	$2,813

Revolving Bank Credit Facilities

In August 2011, we borrowed $300 million from our $6.8 billion revolving credit facility due 2013, which remained outstanding as of September 30, 2011. The proceeds from this borrowing will be used for general corporate working capital purposes.

Effective with the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal has a revolving credit facility with a syndicate of banks that may be used for general corporate purposes. In June 2011, NBCUniversal amended its revolving credit facility, which increased the size of the facility to $1.5 billion from $750 million, reduced the interest rate payable under the facility and extended the maturity of the loan commitment to June 2016 from January 2014. On July 1, 2011, $750 million of borrowings under the revolving credit facility were used to fund a portion of NBCUniversal’s acquisition of the remaining 50% equity interest in UCDP that it did not already own and to terminate UCDP’s existing term loan immediately following the acquisition. See Note 4 for additional information on the UCDP transaction. As of September 30, 2011, the amount outstanding under NBCUniversal’s revolving credit facility was $200 million, which was repaid in full in October 2011.

Commercial Paper

During the nine months ended September 30, 2011, we issued $400 million face amount of commercial paper, net of repayments. The proceeds from these issuances will be used for general corporate working capital purposes.

In August 2011, NBCUniversal initiated a commercial paper program to fund its short-term working capital requirements. The program is supported by NBCUniversal’s revolving credit facility and has a maximum borrowing capacity of $1.5 billion. During the three months ended September 30, 2011, NBCUniversal issued $749 million face amount of commercial paper, net of repayments. The proceeds from these issuances were used to repay the borrowings under the NBCUniversal revolving credit facility and fund our short-term working capital requirements.

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

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of September 30, 2011 and December 31, 2010, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

As of September 30, 2011, our derivative financial instruments designated as hedges included (i) our interest rate swap agreements, which are recorded to other current or noncurrent assets, (ii) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities, (iii) our cross-currency swap agreements, which are recorded to other noncurrent liabilities, and (iv) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities.

As of September 30, 2011, our derivative financial instruments not designated as hedges were (i) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities, (ii) the derivative component of our indexed debt instruments (our ZONES debt), which is recorded to long-term debt, and (iii) the derivative component of certain of our prepaid forward sale agreements, which is recorded to noncurrent liabilities.

See Note 10 for additional information on the fair values of our derivative financial instruments as of September 30, 2011 and December 31, 2010.

Fair Value Hedges

Amount of Gain (Loss) Recognized in Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$41	$60	$70	$178
Long-term debt—interest rate swap agreements (fixed to variable)	(41)	(60)	(70)	(178)
Investment Income (Loss):
Mark to market adjustments on derivative component of prepaid forward sale agreement	44	(8)	37	(15)
Unrealized gains (losses) on securities underlying prepaid forward sale agreement	(68)	13	(55)	29
Gain (loss) on fair value hedging relationships	$(24)	$5	$(18)	$14

During the period from January 29, 2011 through September 30, 2011, NBCUniversal entered into fixed to variable swaps on $750 million principal amount of NBCUniversal senior debt securities with maturities ranging from 2014 to 2016. These fixed to variable swaps are designated as effective fair value hedges.

As of September 30, 2011 and December 31, 2010, the fair value of our prepaid forward sale agreement designated as a fair value hedge was an asset of $8 million and a liability of $29 million, respectively.

Cash Flow Hedges

Pretax Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income

	$(124)	$(124)	$(124)	$(124)	$(124)	$(124)
	Three Months Ended September 30
	2011			2010
(in millions)	Interest Rate Risk	Foreign Exchange Risk	Total	Interest Rate Risk	Foreign Exchange Risk	Total
Deferred gain (loss) recognized	$—	$(94)	$(94)	$—	$(58)	$(58)
Deferred (gain) loss reclassified to income	6	30	36	3	—	3
Total change in accumulated other comprehensive income	$6	$(64)	$(58)	$3	$(58)	$(55)

	$(124)	$(124)	$(124)	$(124)	$(124)	$(124)

	Nine Months Ended September 30
	2011			2010
(in millions)	Interest Rate Risk	Foreign Exchange Risk	Total	Interest Rate Risk	Foreign Exchange Risk	Total
Deferred gain (loss) recognized	$—	$(90)	$(90)	$—	$(124)	$(124)
Deferred (gain) loss reclassified to income	17	3	20	11	—	11
Total change in accumulated other comprehensive income	$17	$(87)	$(70)	$11	$(124)	$(113)

Interest rate risk deferred losses relate to interest rate lock agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. Unless we retire this debt early, these unrealized losses will be reclassified as an adjustment to interest expense, primarily through 2022, in the period in which the related interest expense is recognized in earnings. As of September 30, 2011, we expect $23 million of unrealized losses, $15 million net of deferred taxes, to be reclassified as an adjustment to interest expense over the next 12 months. The foreign exchange risk deferred losses for the three and nine months ended September 30, 2011 relate to cross-currency swap agreements on foreign currency denominated debt due in 2029 and foreign exchange contracts with initial maturities generally not exceeding one year and up to 18 months in certain circumstances. As of September 30, 2011, the fair value of the foreign exchange contracts related to NBCUniversal operations that were designated as cash flow hedges was a liability of $2 million.

Ineffectiveness related to our cash flow hedges was not material for the three and nine months ended September 30, 2011 or 2010.

Nondesignated Derivative Financial Instruments

Amount of Gain (Loss) Recognized in Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Operating Costs and Expenses:
Mark to market adjustments on foreign exchange contracts	$9	$—	$5	$—
Investment Income (Loss):
Mark to market adjustments on derivative component of prepaid forward sale agreements	415	(391)	(30)	(530)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	(508)	462	14	677
Mark to market adjustments on derivative component of ZONES	(5)	(1)	—	1
Total gain (loss)	$(89)	$70	$(11)	$148

As of September 30, 2011, foreign exchange contracts related to NBCUniversal operations that were not designated had a total notional value of $759 million. The notional amount is a measure of the activity related to our risk exposure and does not represent the amount of our exposure to credit loss or market loss, or reflect the gains or losses associated with the exposures and transactions that the foreign exchange contracts are intended to offset. The amounts ultimately realized upon settlement of these derivative financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the derivative financial instruments.

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

Recurring Fair Value Measures

	Fair Value as of September 30, 2011				December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$2,666	$—	$—	$2,666	$2,688
Available-for-sale securities	86	—	21	107	126
Equity warrants	—	—	2	2	1
Interest rate swap agreements	—	302	—	302	232
Foreign exchange contracts	—	14	—	14	—
	$2,752	$316	$23	$3,091	$3,047

Liabilities
Derivative component of ZONES	$—	$8	$—	$8	$8
Derivative component of prepaid forward sale agreements	—	1,100	—	1,100	1,021
Cross-currency swap agreements	—	118	—	118	29
Foreign exchange contracts	—	14	—	14	—
	$—	$1,240	$—	$1,240	$1,058

Our financial instruments included in Level 3 primarily consist of available-for-sale securities that we acquired in connection with the NBCUniversal transaction. These investments are initially recorded at cost and remeasured to fair value on a recurring basis at the end of each period using unobservable inputs, which include company-specific information and other third-party transactions. We did not incur any other-than-temporary impairments for these investments in the periods presented. The changes in our Level 3 financial instruments were not material for the periods presented.

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

In connection with the NBCUniversal transaction in January 2011, GE obtained a 49% indirect noncontrolling interest in the Comcast Content Business in exchange for a portion of our interest in NBCUniversal Holdings. The difference between the fair value received and the historical carrying value of the noncontrolling interest in the Comcast Content Business resulted in an increase of $1.6 billion, net of taxes, to additional paid-in capital of Comcast Corporation.

GE’s 49% interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions discussed in Note 4. The initial value for the redeemable noncontrolling interest was based on the fair value for the portion attributable to the net assets we acquired and our historical cost for the portion attributable to the Comcast Content Business. We adjust GE’s redeemable noncontrolling interest for its 49% interest in NBCUniversal Holdings’ and NBCUniversal’s earnings and changes in other comprehensive income, as well as for other capital transactions attributable to GE.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers from or to noncontrolling interests.

	Nine Months Ended September 30
(in millions)	2011	2010
Net income attributable to Comcast Corporation	$2,873	$2,617
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the issuance of noncontrolling equity interest	1,657	—
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	—	11
Changes in equity from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$4,530	$2,628

Note 12: Postretirement, Pension and Other Employee Benefit Plans

NBCUniversal Employee Benefit Plans

Following the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal established new employee benefit plans for its U.S. employees, including defined benefit pension plans and postretirement medical and life insurance plans. Additionally, NBCUniversal assumed certain liabilities related to its obligation to reimburse GE for amounts paid by GE for specified employee benefits and insurance programs that GE will continue to administer. NBCUniversal’s defined benefit pension plans for NBCUniversal employees (the “qualified plan”) and executives (the “nonqualified plan”) provide a lifetime income benefit based on an individual’s length of service and related compensation. The nonqualified plan gives credit to eligible participants for length of service provided before the close of the NBCUniversal transaction to the extent that participants did not vest in a supplemental pension plan sponsored by GE. The qualified plan is closed to new participants. The postretirement medical and life insurance benefit plans that were established provide continued coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the NBCUniversal transaction. Certain covered employees also retain the right, upon retirement, to elect to participate in corresponding plans sponsored by GE. To the extent our employees make such elections, NBCUniversal will reimburse GE for any amounts due. We did not, however, assume any obligation for benefits due to employees who were retired at the close of the NBCUniversal transaction and were eligible to receive benefits under GE’s postretirement medical and life insurance programs.

NBCUniversal funds the nonqualified plan and the postretirement medical and life insurance plans on a pay-as-you-go basis. NBCUniversal expects to contribute approximately $8 million in 2011 to fund these benefits, which includes estimated payments to GE for NBCUniversal’s obligation associated with GE’s supplemental pension plan. NBCUniversal does not plan to fund its qualified plan until the second quarter of 2012, at which time it expects to fund it in the amount of approximately $100 million.

The tables below present condensed information on the NBCUniversal pension and postretirement benefit plans.

	Three Months Ended September 30, 2011		Nine Months Ended September 30, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$27	$1	$72	$4
Interest cost	$3	$2	$9	$6

As of September 30, 2011 (in millions)	Pension Benefits	Postretirement Benefits
Benefit obligation	$326	$170
Discount rate	5.5% - 6.0%	5.75%

NBCUniversal also established a 401(k) defined contribution retirement plan for U.S. employees with 100% matching contributions on the first 3.5% of pay plus additional contributions based on employee classification and management discretion. The related expense for the three and nine months ended September 30, 2011 was $20 million and $41 million, respectively.

NBCUniversal Other Employee Benefit Plans

Our condensed consolidated financial statements include the assets and liabilities of certain legacy NBCUniversal benefit plans, as well as the assets and liabilities for benefit plans of certain foreign subsidiaries. NBCUniversal also participates in various multiemployer pension plans covering some of its employees who are represented by labor unions. NBCUniversal makes periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but does not sponsor or administer these plans.

Note 13: Share-Based Compensation

Our Board of Directors may grant share-based awards, in the form of stock options and RSUs, to certain employees and directors. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2011, we granted 23.8 million stock options and 6.6 million RSUs related to our annual management grant program. The weighted-average fair values associated with these grants were $6.97 per stock option and $23.33 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Stock options	$30	$25	$86	$78
Restricted share units	35	32	113	100
Employee stock purchase plans	4	3	10	9
Total	$69	$60	$209	$187

As of September 30, 2011, we had $345 million of unrecognized pretax compensation costs related to nonvested stock options and $353 million related to nonvested RSUs.

The employee cost associated with participation in the employee stock purchase plans was satisfied with payroll deductions of approximately $16 million and $44 million for the three and nine months ended September 30, 2011, respectively. For the three and nine months ended September 30, 2010, the employee cost was $13 million and $39 million, respectively.

Note 14: Supplemental Financial Information

Receivables

	December 31,0	December 31,0
(in millions)	September 30, 2011	December 31, 2010
Receivables, gross	$4,650	$2,028
Less: Allowance for returns and customer incentives	351	—
Less: Allowance for doubtful accounts	203	173
Receivables, net	$4,096	$1,855

Allowances for returns and customer incentives are primarily attributable to our Filmed Entertainment segment.

The table below presents our unbilled receivables related to long-term licensing arrangements included in our condensed consolidated balance sheet as of September 30, 2011. Current and noncurrent unbilled receivables are recorded in receivables, net and other noncurrent assets, net, respectively.

December 31,0
(in millions)	September 30, 2011
Current	$197
Noncurrent, net of imputed interest	648
Total	$845

Property and Equipment

(in millions)	September 30, 2011	December 31, 2010
Property and equipment, at cost	$57,953	$56,020
Acquired NBCUniversal property and equipment	2,524	—
Acquired UCDP property and equipment	2,479	—
Property and equipment, at cost	62,956	56,020
Less: Accumulated depreciation	35,515	32,505
Property and equipment, net	$27,441	$23,515

Accumulated Other Comprehensive Income (Loss)

	December 31,	December 31,
(in millions)	September 30, 2011	September 30, 2010
Unrealized gains (losses) on marketable securities	$22	$22
Deferred gains (losses) on cash flow hedges	(149)	(133)
Unrecognized gains (losses) on employee benefit obligations	(23)	(5)
Currency translation adjustments	(3)	—
Accumulated other comprehensive (income) loss attributable to noncontrolling interests	6	—
Accumulated other comprehensive income (loss), net of deferred taxes	$(147)	$(116)

Operating Costs and Expenses

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Programming and production	$4,344	$2,002	$11,946	$6,369
Cable Communications technical labor	587	594	1,729	1,696
Cable Communications customer service	466	463	1,385	1,367
Advertising, marketing and promotion	1,102	636	3,194	1,775
Other	3,266	2,216	9,105	6,129
Operating costs and expenses (excluding depreciation and amortization)	$9,765	$5,911	$27,359	$17,336

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2011	2010
Net income from consolidated operations	$3,572	$2,635
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	5,638	4,913
Amortization of film and television costs	4,769	99
Share-based compensation	260	226
Noncash interest expense (income), net	111	105
Equity in net (income) losses of investees, net	40	98
Net (gain) loss on investment activity and other	325	(78)
Deferred income taxes	770	(241)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	290	(145)
Change in film and television costs	(5,342)	(90)
Change in accounts payable and accrued expenses related to trade creditors	(242)	57
Change in other operating assets and liabilities	15	153
Net cash provided by operating activities	$10,206	$7,732

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Interest	$612	$661	$1,809	$1,630
Income taxes	$596	$668	$1,166	$1,794

Noncash Investing and Financing Activities

During the nine months ended September 30, 2011, we:

•	acquired 51% of NBCUniversal Holdings on January 28, 2011, for cash and a 49% interest in the Comcast Content Business (see Note 4 for additional information on the NBCUniversal transaction)

•	acquired approximately $505 million of property and equipment and software that was accrued but unpaid, which is a noncash investing activity

•	recorded a liability of approximately $307 million for a quarterly cash dividend of $0.1125 per common share paid in October 2011, which is a noncash financing activity

Note 15: Receivables Monetization

As a result of the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal established new receivables monetization programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded at its initial fair value, which includes a provision for estimated losses we expect to incur related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of September 30, 2011.

For the majority of the receivables monetized under the securitization programs, an affiliate of GE is responsible for servicing the receivables and remitting collections to the owner and the lenders. We perform this service on the affiliate’s behalf for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of September 30, 2011. The subservicing fees are a component of net loss on sale presented in the table below, which is included in other income (expense), net.

Effect on Income From Receivables Monetization and Cash Flows on Transfers

	Three Months Ended September 30	Nine Months Ended September 30
(in millions)	2011	2011
Effect on income from services
Net (loss) gain on sale	$(7)	$(24)
Cash flows on transfers
Net proceeds (payments) on transfers	$(168)	$(542)

Receivables Monetized and Deferred Consideration

(in millions)	September 30, 2011
Monetized receivables sold	$809
Deferred consideration	$204

In addition to the amounts presented above, we had $552 million payable to our securitization programs as of September 30, 2011. This amount represents cash receipts that are not yet remitted to the securitization program as of the balance sheet date and is recorded to accounts payable and accrued expenses related to trade creditors.

Note 16: Commitments and Contingencies

NBCUniversal Obligations, Commitments and Guarantees

NBCUniversal enters into long-term commitments with third parties in the ordinary course of business, including commitments to acquire film and television programming, take-or-pay creative talent and employment agreements, and various other television commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. Approximately 42 collective bargaining agreements covering approximately 3,600 of NBCUniversal’s full-time, part-time and full-time equivalent freelance employees on its payroll have expired or are scheduled to expire through the remainder of 2011.

Station Venture

NBCUniversal owns a 79.62% equity interest and a 50% voting interest in Station Venture Holdings, LLC (“Station Venture”), a variable interest entity. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC network affiliated local television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned consolidated subsidiary of NBCUniversal. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation, a subsidiary of GE, as servicer. The note is nonrecourse to NBCUniversal, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP. In connection with the close of the NBCUniversal transaction, GE indemnified NBCUniversal for all liabilities NBCUniversal may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the close. We are not the primary beneficiary of, and accordingly do not consolidate, Station Venture. Our equity method investment in Station Venture was assigned no value in the preliminary allocation of purchase price for the NBCUniversal transaction, which is also the carrying value of our investment as of September 30, 2011. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $482 million liability in our preliminary allocation of purchase price, representing the fair value of the net assets that collateralize the note.

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. As a result, notice to the class is being made and is expected to be completed by the end of 2011. At the same time, we intend to file a writ of certiorari with the U.S. Supreme Court asking that it review the Third Circuit Court of Appeals’ ruling. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster; a stay that had been issued on the summary judgment motion pending the class certification appeal was lifted upon the Third Circuit Court of Appeal’s ruling. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

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

Note 17: Financial Data by Business Segment

Following the NBCUniversal transaction, we present our operations in five reportable segments: Cable Communications, Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The Comcast Content Business is presented with NBCUniversal’s businesses in the Cable Networks segment. The businesses of Comcast Interactive Media (previously presented in Corporate and Other) that were not contributed to NBCUniversal are included in the Cable Communications segment. We have recast our segment presentation for the three and nine months ended September 30, 2010 in order to reflect our current reportable segments. Following the acquisition of the 50% equity interest in UCDP that NBCUniversal did not already own, we revised our measure of operating performance for our Theme Parks segment. Operating income (loss) before depreciation and amortization for our Theme Parks segment now includes 100% of the results of operations of UCDP. Prior to this transaction, equity in income (loss) of investees was included in operating income (loss) before depreciation and amortization due to the significance of UCDP to the Theme Parks segment. We have recast our Theme Parks segment performance measure for the nine months ended September 30, 2011 in order to reflect our current segment performance measure. See Note 4 for additional information on the NBCUniversal and UCDP transactions.

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the table below.

	Three Months Ended September 30, 2011
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,331	$3,714	$1,579	$2,135	$1,254
NBCUniversal:
Cable Networks(b)	2,097	751	183	568	7
Broadcast Television(c)	1,511	(7)	24	(31)	16
Filmed Entertainment(d)	1,096	54	6	48	2
Theme Parks(e)	580	285	63	222	42
Headquarters and Other(f)	9	(132)	56	(188)	41
Eliminations(g)	(93)	—	—	—	—
NBCUniversal	5,200	951	332	619	108
Corporate and Other(h)	107	(91)	23	(114)	46
Eliminations(g)	(299)	—	(1)	1	—
Comcast Consolidated	$14,339	$4,574	$1,933	$2,641	$1,408

	Three Months Ended September 30, 2010
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$8,885	$3,479	$1,547	$1,932	$1,317
Cable Networks(b)	670	215	68	147	11
Corporate and Other(h)	(1)	(115)	9	(124)	38
Eliminations(g)	(65)	(1)	—	(1)	—
Comcast Consolidated	$9,489	$3,578	$1,624	$1,954	$1,366

	Nine Months Ended September 30, 2011
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
Cable Communications(a)	$27,756	$11,349	$4,791	$6,558	$3,488	$118,561
NBCUniversal:
Cable Networks(b)	5,902	2,262	523	1,739	37	28,684
Broadcast Television(c)	4,094	218	54	164	33	7,402
Filmed Entertainment(d)	2,972	(62)	15	(77)	4	3,795
Theme Parks(e)	1,376	607	133	474	82	5,053
Headquarters and Other(f)	34	(381)	120	(501)	83	5,591
Eliminations(g)	(856)	(234)	(54)	(180)	—	(552)
NBCUniversal	13,522	2,410	791	1,619	239	49,973
Corporate and Other(h)	423	(319)	55	(374)	58	6,199
Eliminations(g)	(901)	1	1	—	—	(17,906)
Comcast Consolidated	$40,800	$13,441	$5,638	$7,803	$3,785	$156,827

	Nine Months Ended September 30, 2010
(in millions)	Revenue(i)	Operating Income (Loss) Before Depreciation and Amortization(j)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$26,313	$10,599	$4,680	$5,919	$3,349
Cable Networks(b)	2,025	613	209	404	33
Corporate and Other(h)	105	(332)	23	(355)	47
Eliminations(g)	(227)	—	1	(1)	—
Comcast Consolidated	$28,216	$10,880	$4,913	$5,967	$3,429

(a)	Our Cable Communications segment consists primarily of our cable services business and the businesses of Comcast Interactive Media that were not contributed to NBCUniversal.

For the three and nine months ended September 30, 2011 and 2010, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended September 30		Nine Months Ended September 30
	2011	2010	2011	2010
Video	52.4%	54.5%	53.0%	55.2%
High-speed Internet	23.6%	22.6%	23.4%	22.5%
Phone	9.5%	9.3%	9.4%	9.3%
Advertising	5.3%	5.8%	5.3%	5.4%
Business services	5.0%	3.7%	4.7%	3.4%
Other	4.2%	4.1%	4.2%	4.2%
Total	100.0%	100.0%	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For both the three and nine months ended September 30, 2011 and 2010, approximately 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

Our Cable Networks segment consists primarily of the NBCUniversal national cable networks, international cable networks, cable television production studio and certain digital media properties, and the Comcast Content Business.

(c)

Our Broadcast Television segment consists primarily of the NBC network and its owned NBC affiliated local television stations, the Telemundo network and its owned Telemundo affiliated local television stations, our broadcast television production operations, and related digital media properties.

(d)

Our Filmed Entertainment segment represents the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

(e)

Our Theme Parks segment consists primarily of Universal theme parks in Orlando and Hollywood, our Wet ‘n Wild water park, and fees for intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore.

(f)	NBCUniversal Headquarters and Other activities include costs associated with overhead and allocations and employee benefits.

(g)

Eliminations include the results of operations for UCDP for the period January 29, 2011 through June 30, 2011. The Theme Parks segment includes these amounts to reflect the current segment performance measure but these amounts are not included when we measure total NBCUniversal and our consolidated results of operations because we recorded UCDP as an equity method investment in our consolidated financial statements during this period.

Also included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

(i)

Non-U.S. revenue, primarily in Europe and Asia, for the three and nine months ended September 30, 2011 was approximately $1.1 billion and $2.9 billion, respectively. Non-U.S. revenue was not significant for the three and nine months ended September 30, 2010. No single customer accounted for a significant amount of our revenue in any period.

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

As a result of the NBCUniversal transaction on January 28, 2011, our investments in NBCUniversal Holdings are held by the Comcast parent and Comcast Holdings. Certain entities of the Comcast Content Business were subsidiaries of Comcast Holdings. Since these entities were contributed to NBCUniversal Holdings, they are included with the Comcast Parent’s investment in NBCUniversal Holdings. However, the operations of these businesses are presented in the nonguarantor subsidiaries column. Our condensed consolidating financial information is presented in the tables below.

Condensed Consolidating Balance Sheet

September 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,806	$—	$1,806
Receivables, net	—	—	—	—	4,096	—	4,096
Programming rights	—	—	—	—	1,055	—	1,055
Other current assets	154	2	1	—	1,468	—	1,625
Total current assets	154	2	1	—	8,425	—	8,582
Film and television costs	—	—	—	—	5,369	—	5,369
Investments	—	—	—	—	9,575	—	9,575
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,319	88,112	44,755	86,696	34,669	(325,551)	—
Property and equipment, net	263	—	—	—	27,178	—	27,441
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	26,831	—	26,831
Other intangible assets, net	10	—	—	—	17,376	—	17,386
Other noncurrent assets, net	971	39	6	148	1,692	(655)	2,201
Total assets	$72,717	$88,153	$44,762	$86,844	$190,557	$(326,206)	$156,827

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$13	$—	$—	$—	$5,442	$—	$5,455
Accrued participations and residuals	—	—	—	—	1,247	—	1,247
Accrued expenses and other current liabilities	935	278	32	267	3,484	—	4,996
Current portion of long-term debt	400	300	557	202	989	—	2,448
Total current liabilities	1,348	578	589	469	11,162	—	14,146
Long-term debt, less current portion	22,842	3,961	1,767	112	9,840	—	38,522
Deferred income taxes	—	—	—	721	29,454	(512)	29,663
Other noncurrent liabilities	1,844	—	—	—	9,956	(143)	11,657
Redeemable noncontrolling interests	—	—	—	—	15,827	—	15,827
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	46,651	83,614	42,406	85,542	113,989	(325,551)	46,651
Total Comcast Corporation shareholders’ equity	46,683	83,614	42,406	85,542	113,989	(325,551)	46,683
Noncontrolling interests	—	—	—	—	329	—	329
Total equity	46,683	83,614	42,406	85,542	114,318	(325,551)	47,012
Total liabilities and equity	$72,717	$88,153	$44,762	$86,844	$190,557	$(326,206)	$156,827

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,984	$—	$5,984
Receivables, net	—	—	—	—	1,855	—	1,855
Programming rights	—	—	—	—	122	—	122
Other current assets	162	—	—	—	763	—	925
Total current assets	162	—	—	—	8,724	—	8,886
Film and television costs	—	—	—	—	460	—	460
Investments	—	—	—	—	6,670	—	6,670
Investments in and amounts due from subsidiaries eliminated upon consolidation	68,987	90,076	52,652	72,629	12,339	(296,683)	—
Property and equipment, net	278	—	—	—	23,237	—	23,515
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	14,958	—	14,958
Other intangible assets, net	10	—	—	—	3,421	—	3,431
Other noncurrent assets, net	1,128	45	—	148	670	(819)	1,172
Total assets	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$6	$3	$—	$—	$3,282	$—	$3,291
Accrued expenses and other current liabilities	1,038	187	74	266	1,578	—	3,143
Current portion of long-term debt	755	1,000	—	—	45	—	1,800
Total current liabilities	1,799	1,190	74	266	4,905	—	8,234
Long-term debt, less current portion	22,754	3,963	2,339	310	249	—	29,615
Deferred income taxes	—	—	—	704	28,218	(676)	28,246
Other noncurrent liabilities	1,658	—	—	—	6,347	(143)	7,862
Redeemable noncontrolling interests	—	—	—	—	143	—	143
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	44,322	84,968	50,239	71,497	89,979	(296,683)	44,322
Total Comcast Corporation shareholders’ equity	44,354	84,968	50,239	71,497	89,979	(296,683)	44,354
Noncontrolling interests	—	—	—	—	80	—	80
Total equity	44,354	84,968	50,239	71,497	90,059	(296,683)	44,434
Total liabilities and equity	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$14,339	$—	$14,339
Management fee revenue	200	194	119	—	—	(513)	—
	200	194	119	—	14,339	(513)	14,339
Costs and Expenses:
Operating costs and expenses	84	194	119	—	9,881	(513)	9,765
Depreciation	8	—	—	—	1,532	—	1,540
Amortization	—	—	—	—	393	—	393
	92	194	119	—	11,806	(513)	11,698
Operating income (loss)	108	—	—	—	2,533	—	2,641
Other Income (Expense):
Interest expense	(358)	(82)	(43)	(8)	(146)	—	(637)
Investment income (loss), net	1	—	—	(5)	(143)	—	(147)
Equity in net income (losses) of investees, net	1,072	1,369	787	1,338	(40)	(4,566)	(40)
Other income (expense), net	(3)	—	—	—	(9)	—	(12)
	712	1,287	744	1,325	(338)	(4,566)	(836)
Income (loss) before income taxes	820	1,287	744	1,325	2,195	(4,566)	1,805
Income tax (expense) benefit	88	29	15	5	(776)	—	(639)
Net income (loss) from consolidated operations	908	1,316	759	1,330	1,419	(4,566)	1,166
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(258)	—	(258)
Net income (loss) attributable to Comcast Corporation	$908	$1,316	$759	$1,330	$1,161	$(4,566)	$908

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$9,489	$—	$9,489
Management fee revenue	202	182	113	—	—	(497)	—
	202	182	113	—	9,489	(497)	9,489
Costs and Expenses:
Operating costs and expenses	106	182	113	15	5,992	(497)	5,911
Depreciation	8	—	—	—	1,369	—	1,377
Amortization	2	—	—	—	245	—	247
	116	182	113	15	7,606	(497)	7,535
Operating income (loss)	86	—	—	(15)	1,883	—	1,954
Other Income (Expense):
Interest expense	(357)	(101)	(44)	(8)	(35)	—	(545)
Investment income (loss), net	2	—	—	(1)	108	—	109
Equity in net income (losses) of investees, net	1,057	1,119	701	1,137	(40)	(4,014)	(40)
Other income (expense), net	(24)	—	—	—	—	—	(24)
	678	1,018	657	1,128	33	(4,014)	(500)
Income (loss) before income taxes	764	1,018	657	1,113	1,916	(4,014)	1,454
Income tax (expense) benefit	103	36	16	9	(748)	—	(584)
Net income (loss) from consolidated operations	867	1,054	673	1,122	1,168	(4,014)	870
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(3)	—	(3)
Net income (loss) attributable to Comcast Corporation	$867	$1,054	$673	$1,122	$1,165	$(4,014)	$867

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$40,800	$—	$40,800
Management fee revenue	598	574	353	—	—	(1,525)	—
	598	574	353	—	40,800	(1,525)	40,800
Costs and Expenses:
Operating costs and expenses	321	574	353	5	27,631	(1,525)	27,359
Depreciation	22	—	—	—	4,482	—	4,504
Amortization	2	—	—	—	1,132	—	1,134
	345	574	353	5	33,245	(1,525)	32,997
Operating income (loss)	253	—	—	(5)	7,555	—	7,803
Other Income (Expense):
Interest expense	(1,077)	(255)	(129)	(24)	(378)	—	(1,863)
Investment income (loss), net	4	—	—	—	(1)	—	3
Equity in net income (losses) of investees, net	3,419	4,028	2,386	4,054	(40)	(13,887)	(40)
Other income (expense), net	(19)	—	—	1	(64)	—	(82)
	2,327	3,773	2,257	4,031	(483)	(13,887)	(1,982)
Income (loss) before income taxes	2,580	3,773	2,257	4,026	7,072	(13,887)	5,821
Income tax (expense) benefit	293	89	45	10	(2,686)	—	(2,249)
Net income (loss) from consolidated operations	2,873	3,862	2,302	4,036	4,386	(13,887)	3,572
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(699)	—	(699)
Net income (loss) attributable to Comcast Corporation	$2,873	$3,862	$2,302	$4,036	$3,687	$(13,887)	$2,873

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$28,216	$—	$28,216
Management fee revenue	600	539	335	—	—	(1,474)	—
	600	539	335	—	28,216	(1,474)	28,216
Costs and Expenses:
Operating costs and expenses	337	539	335	44	17,555	(1,474)	17,336
Depreciation	22	—	—	—	4,145	—	4,167
Amortization	2	—	—	—	744	—	746
	361	539	335	44	22,444	(1,474)	22,249
Operating income (loss)	239	—	—	(44)	5,772	—	5,967
Other Income (Expense):
Interest expense	(1,049)	(303)	(130)	(25)	(105)	—	(1,612)
Investment income (loss), net	5	—	—	1	204	—	210
Equity in net income (losses) of investees, net	3,187	3,403	2,131	3,439	(98)	(12,160)	(98)
Other income (expense), net	(72)	—	—	—	3	—	(69)
	2,071	3,100	2,001	3,415	4	(12,160)	(1,569)
Income (loss) before income taxes	2,310	3,100	2,001	3,371	5,776	(12,160)	4,398
Income tax (expense) benefit	307	106	46	24	(2,246)	—	(1,763)
Net income (loss) from consolidated operations	2,617	3,206	2,047	3,395	3,530	(12,160)	2,635
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(18)	—	(18)
Net income (loss) attributable to Comcast Corporation	$2,617	$3,206	$2,047	$3,395	$3,512	$(12,160)	$2,617

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(476)	$(60)	$(141)	$(19)	$10,902	$—	$10,206
Investing Activities
Net transactions with affiliates	3,066	760	141	19	(3,986)	—	—
Capital expenditures	(4)	—	—	—	(3,781)	—	(3,785)
Cash paid for intangible assets	(2)	—	—	—	(503)	—	(505)
Acquisitions, net of cash acquired	—	—	—	—	(6,407)	—	(6,407)
Proceeds from sales of investments	—	—	—	—	154	—	154
Purchase of investments	—	—	—	—	(85)	—	(85)
Other	—	—	—	—	(33)	—	(33)
Net cash provided by (used in) investing activities	3,060	760	141	19	(14,641)	—	(10,661)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	397	300	—	—	945	—	1,642
Repurchases and repayments of debt	(750)	(1,000)	—	—	(1,063)	—	(2,813)
Repurchases and retirements of common stock	(1,650)	—	—	—	—	—	(1,650)
Dividends paid	(881)	—	—	—	—	—	(881)
Distributions (to) from noncontrolling interests	—	—	—	—	(237)	—	(237)
Other	300	—	—	—	(84)	—	216
Net cash provided by (used in) financing activities	(2,584)	(700)	—	—	(439)	—	(3,723)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,178)	—	(4,178)
Cash and cash equivalents, beginning of period	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,806	$—	$1,806

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,320)	$(137)	$(141)	$(223)	$9,553	$—	$7,732
Investing Activities
Net transactions with affiliates	1,268	137	141	236	(1,782)	—	—
Capital expenditures	(3)	—	—	—	(3,426)	—	(3,429)
Cash paid for intangible assets	—	—	—	—	(372)	—	(372)
Acquisitions, net of cash acquired	—	—	—	—	(183)	—	(183)
Proceeds from sales of investments	—	—	—	—	21	—	21
Purchases of investments	—	—	—	—	(54)	—	(54)
Other	—	—	—	—	149	—	149
Net cash provided by (used in) investing activities	1,265	137	141	236	(5,647)	—	(3,868)
Financing Activities
Proceeds from borrowings	2,394	—	—	—	26	—	2,420
Repurchases and repayments of debt	(600)	—	—	(13)	(36)	—	(649)
Repurchases and retirements of common stock	(892)	—	—	—	—	—	(892)
Dividends paid	(800)	—	—	—	—	—	(800)
Distributions (to) from noncontrolling interests	—	—	—	—	(48)	—	(48)
Other	(47)	—	—	—	23	—	(24)
Net cash provided by (used in) financing activities	55	—	—	(13)	(35)	—	7
Increase (decrease) in cash and cash equivalents	—	—	—	—	3,871	—	3,871
Cash and cash equivalents, beginning of period	—	—	—	—	671	—	671
Cash and cash equivalents, end of period	$—	$—	$—	$—	$4,542	$—	$4,542

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

Cable Communications

Our Cable Communications segment is one of the nation’s leading providers of video, high-speed Internet and phone services (“cable services”) to residential and business customers. As of September 30, 2011, our cable systems served approximately 22.4 million video customers, 17.8 million high-speed Internet customers and 9.2 million phone customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia. The results of our cable system operations are reported in our Cable Communications segment, which represented approximately 68% of our consolidated revenue and 84% of our consolidated operating income before depreciation and amortization during the nine months ended September 30, 2011.

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences. Our Cable Networks segment consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, our cable television production studio, and certain digital media properties, which consist primarily of brand-aligned and other websites.

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

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood, our Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, NBCUniversal held a 50% equity interest in, and received special and other fees from, Universal City Development Partners, Ltd. (“UCDP”), which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando, Florida. On July 1, 2011, NBCUniversal completed its acquisition of the remaining 50% equity interest in UCDP that it did not already own for $1 billion. As a result, UCDP is now a wholly owned consolidated subsidiary of NBCUniversal, and the operating results of UCDP are consolidated with our results following the acquisition date.

Significant Developments

The following are the more significant developments in our businesses during the nine months ended September 30, 2011:

•	the close of the NBCUniversal transaction on January 28, 2011; see “NBCUniversal Transaction” below for additional information

•	NBCUniversal’s acquisition of the remaining 50% interest in UCDP for $1 billion on July 1, 2011

•

an increase in consolidated revenue of 44.6% to $40.8 billion and an increase in consolidated operating income of 30.8% to $7.8 billion; the NBCUniversal acquired businesses contributed $10.1 billion to revenue, $1.6 billion to operating income before depreciation and amortization and $952 million to operating income

•

an increase in Cable Communications segment revenue of 5.5% to $27.8 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 7.1% to $11.3 billion

•	the addition of 823,000 high-speed Internet customers and 586,000 phone customers; and a decrease of 443,000 video customers

•	an increase in Cable Communications business services revenue of 43.3% to $1.3 billion

•	an increase in Cable Communications segment capital expenditures of 4.1% to $3.5 billion

•	the repurchase of 73 million shares of our Class A Special common stock under our share repurchase authorization for $1.7 billion

•	the payment of $881 million in dividends

•

the acceptance by the International Olympic Committee of NBCUniversal’s bid of $4.38 billion in the aggregate for the U.S. broadcast rights for the 2014 Sochi Olympic Games, 2016 Rio de Janeiro Olympic Games, 2018 Pyeongchang Olympic Games and 2020 Summer Olympic Games

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal contributed businesses include its national cable programming networks, the NBC network and its owned NBC affiliated local television stations, the Telemundo network and its owned Telemundo affiliated local television stations, Universal Pictures, the Universal Studios Hollywood theme park, and other related assets. We contributed our national cable programming networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, we made a cash payment to GE of $6.2 billion, which included various transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits as they are realized.

In connection with the NBCUniversal transaction, during 2010 NBCUniversal issued $9.1 billion of senior debt securities with maturities ranging from 2014 to 2041 and repaid approximately $1.7 billion of existing debt. Prior to the close, NBCUniversal made a cash distribution of approximately $7.4 billion to GE.

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

In addition, during the three and nine months ended September 30, 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges, which are included in operating costs and expenses.

The table below presents the transaction costs and transaction-related costs included in our consolidated statement of income.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Operating costs and expenses
Transaction costs	$—	$21	$63	$57
Transaction-related costs	14	—	64	—
Total operating costs and expenses	14	21	127	57
Other expense	—	43	16	91
Interest expense	—	2	—	6
Total	$14	$66	$143	$154

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The net assets of the NBCUniversal contributed businesses were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis. The acquisition adjustments significantly impact depreciation and amortization expense and also impact the amortization of film and television costs, which is included in operating costs and expenses.

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2011	2010		2011	2010
Revenue	$14,339	$9,489	51.1%	$40,800	$28,216	44.6%
Costs and Expenses:
Operating costs and expenses	9,765	5,911	65.2	27,359	17,336	57.8
Depreciation	1,540	1,377	11.9	4,504	4,167	8.1
Amortization	393	247	58.9	1,134	746	52.1
Operating income	2,641	1,954	35.1	7,803	5,967	30.8
Other income (expense) items, net	(836)	(500)	66.9	(1,982)	(1,569)	26.3
Income before income taxes	1,805	1,454	24.2	5,821	4,398	32.4
Income tax expense	(639)	(584)	9.4	(2,249)	(1,763)	27.6
Net income from consolidated operations	1,166	870	34.1	3,572	2,635	35.6
Net (income) loss attributable to noncontrolling interests	(258)	(3)	NM	(699)	(18)	NM
Net income attributable to Comcast Corporation	$908	$867	4.7%	$2,873	$2,617	9.8%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

The comparability of our consolidated results of operations was impacted by the NBCUniversal transaction, which closed on January 28, 2011, and the UCDP transaction, which closed on July 1, 2011. NBCUniversal’s and UCDP’s results of operations are included in our consolidated financial statements following their respective acquisition dates.

Consolidated Revenue

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated revenue for the three and nine months ended September 30, 2011 compared to the same periods in 2010. For the three and nine months ended September 30, 2011, $3.8 billion and $10.1 billion, respectively, of the increases were related to the addition of the NBCUniversal contributed businesses. For the three and nine months ended September 30, 2011, $375 million of the increases were related to the consolidation of UCDP. The remaining changes in consolidated revenue related to our other business activities, primarily Comcast Spectacor. Revenue for our Cable Communications and NBCUniversal segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated operating costs and expenses for the three and nine months ended September 30, 2011 compared to the same periods in 2010. For the three and nine months ended September 30, 2011, $3.2 billion and $8.5 billion, respectively, of the increases were related to the addition of the NBCUniversal contributed businesses. For the three and nine months ended September 30, 2011, $201 million of the increases were related to the consolidation of UCDP. The remaining changes in consolidated operating costs and expenses related to our other business activities, primarily Comcast Spectacor, and costs associated with the NBCUniversal transaction of $63 million for the nine months ended September 30, 2011. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation and amortization increased primarily as a result of the NBCUniversal and UCDP transactions. For the three and nine months ended September 30, 2011, $297 million and $667 million, respectively, of the increases in consolidated depreciation and amortization were related to the addition of the NBCUniversal contributed businesses and the consolidation of UCDP.

Segment Operating Results

Beginning in the first quarter of 2011, we changed our reportable segments as a result of the close of the NBCUniversal transaction on January 28, 2011. We have recast our segment presentation for the three and nine months ended September 30, 2010 to reflect our current operating segments. Following the acquisition of the 50% equity interest in UCDP that NBCUniversal did not already own, we revised our measure of operating performance for our Theme Parks segment. Operating income (loss) before depreciation and amortization for our Theme Parks segment now includes 100% of the results of operations of UCDP. Prior to this transaction, equity in income (loss) of investees was included in operating income (loss) before depreciation and amortization due to the significance of UCDP to the Theme Parks segment. We have recast our Theme Parks segment performance measure for the nine months ended September 30, 2011 in order to reflect our current segment performance measure.

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our condensed consolidated financial statements (see Note 17 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Communications Segment—Results of Operations

	0000000	0000000	0000000	0000000
	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2011	2010	$	%
Revenue
Video	$4,892	$4,839	$53	1.1%
High-speed Internet	2,205	2,009	196	9.8
Phone	883	829	54	6.3
Advertising	492	512	(20)	(4.0)
Business services	464	334	130	39.4
Other	395	362	33	8.6
Total revenue	9,331	8,885	446	5.0
Operating costs and expenses
Programming	1,964	1,846	118	6.4
Technical labor	587	594	(7)	(1.1)
Customer service	466	463	3	0.7
Marketing	650	587	63	10.7
Other	1,950	1,916	34	1.7
Total operating costs and expenses	5,617	5,406	211	3.9
Operating income before depreciation and amortization	$3,714	$3,479	$235	6.7%

	00000000	00000000	00000000	00000000
	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2011	2010	$	%
Revenue
Video	$14,724	$14,525	$199	1.4%
High-speed Internet	6,497	5,926	571	9.6
Phone	2,621	2,458	163	6.6
Advertising	1,459	1,418	41	2.9
Business services	1,293	903	390	43.3
Other	1,162	1,083	79	7.3
Total revenue	27,756	26,313	1,443	5.5
Operating costs and expenses
Programming	5,896	5,580	316	5.7
Technical labor	1,729	1,696	33	1.9
Customer service	1,385	1,367	18	1.3
Marketing	1,826	1,605	221	13.8
Other	5,571	5,466	105	1.9
Total operating costs and expenses	16,407	15,714	693	4.4
Operating income before depreciation and amortization	$11,349	$10,599	$750	7.1%

Customer Metrics

	Total Customers		Net Additional Customers
	September 30,		Three Months Ended	Nine Months Ended
(in thousands)	2011	2010	September 30, 2011
Video customers	22,360	22,937	(165)	(443)
High-speed Internet customers	17,811	16,696	261	823
Phone customers	9,196	8,353	133	586

Cable Communications Segment—Revenue

Our average monthly total revenue per video customer for the three months ended September 30, 2011 increased to approximately $139 from approximately $128 for the three months ended September 30, 2010. Our average monthly total revenue per video customer for the nine months ended September 30, 2011 increased to approximately $137 from approximately $126 for the nine months ended September 30, 2010. The increases in average monthly total revenue per video customer were primarily due to an increased number of residential customers receiving multiple services, rate adjustments and a higher contribution from business services.

Video

Our video revenue increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to rate adjustments and customer upgrades to our digital and advanced services, which consist of high-definition television (“HDTV”) and digital video recorder (“DVR”). During the three and nine months ended September 30, 2011, the number of video customers decreased primarily due to competitive pressures in our service areas and weakness in the economy. We expect further declines in the number of residential video customers during the remainder of 2011 for similar reasons.

High-Speed Internet

Our high-speed Internet revenue increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increases in the number of residential customers and rate adjustments.

Phone

Our phone revenue increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increases in the number of residential customers.

Advertising

Our advertising revenue decreased during the three months ended September 30, 2011 compared to the same period in 2010 primarily due to lower political advertising revenue in the third quarter of 2011. Our advertising revenue increased during the nine months ended September 30, 2011 compared to the same period in 2010 primarily due to improvements in the overall television advertising market in the first half of 2011.

Business Services

Our business services revenue increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increases in the number of customers across all services.

Other

Other revenue includes revenue generated from franchise and other regulatory fees, our digital media center, commissions from electronic retailing networks, and fees from other services.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increased rates, additional digital customers and additional programming options offered. Marketing expenses increased during the three and nine months ended September 30, 2011 compared to the same periods in 2010 primarily due to increases in spending associated with the continued expansion of business services and costs associated with the Xfinity brand and competitive marketing.

NBCUniversal Segments—Results of Operations

The discussion below compares the NBCUniversal segments’ actual results for the three months ended September 30, 2011 with pro forma combined results for the three months ended September 30, 2010 and pro forma combined results for the nine months ended September 30, 2011 and 2010. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of these segments. Our pro forma segment information includes adjustments as if the NBCUniversal and UCDP transactions had occurred on January 1, 2010. Our pro forma data is also adjusted for the effects of acquisition accounting and the elimination of costs and expenses directly related to the transactions but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses or UCDP since January 1, 2010, nor of our future results.

The operating results of the NBCUniversal segments are presented in the table below.

		Three Months Ended September 30, 2010
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Three Months Ended September 30, 2011	Comcast Content Business	NBCUniversal Businesses	Total	$	%
Revenue
Cable Networks	$2,097	$670	$1,202	$1,872	$225	12.0%
Broadcast Television	1,511	—	1,468	1,468	43	2.9
Filmed Entertainment	1,096	—	1,190	1,190	(94)	(7.8)
Theme Parks	580	—	531	531	49	9.1
Headquarters, other and eliminations	(84)	—	(87)	(87)	3	4.4
Total revenue	$5,200	$670	$4,304	$4,974	$226	4.6%
Operating Income Before Depreciation and Amortization
Cable Networks	$751	$215	$552	$767	$(16)	(2.0)%
Broadcast Television	(7)	—	70	70	(77)	(109.6)
Filmed Entertainment	54	—	66	66	(12)	(16.9)
Theme Parks	285	—	252	252	33	12.6
Headquarters, other and eliminations	(132)	—	(107)	(107)	(25)	(24.1)
Total operating income before depreciation and amortization	$951	$215	$833	$1,048	$(97)	(9.3)%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Nine Months Ended September 30	NBCUniversal Businesses	Nine Months Ended September 30	Comcast Content Business	NBCUniversal Businesses	Nine Months Ended September 30	$	%
Revenue
Cable Networks	$5,902	$388	$6,290	$2,025	$3,559	$5,584	$706	12.6%
Broadcast Television	4,094	464	4,558	—	4,976	4,976	(418)	(8.4)
Filmed Entertainment	2,972	353	3,325	—	3,287	3,287	38	1.2
Theme Parks	1,376	115	1,491	—	1,122	1,122	369	32.9
Headquarters, other and eliminations	(822)	544	(278)	—	(286)	(286)	8	2.9
Total revenue	$13,522	$1,864	$15,386	$2,025	$12,658	$14,683	$703	4.8%
Operating Income Before Depreciation and Amortization
Cable Networks	$2,262	$152	$2,414	$613	$1,753	$2,366	$48	2.0%
Broadcast Television	218	(15)	203	—	63	63	140	222.6
Filmed Entertainment	(62)	(3)	(65)	—	58	58	(123)	(212.0)
Theme Parks	607	37	644	—	399	399	245	61.2
Headquarters, other and eliminations	(615)	136	(479)	—	(331)	(331)	(148)	(44.8)
Total operating income before depreciation and amortization	$2,410	$307	$2,717	$613	$1,942	$2,555	$162	6.3%

(a)

Actual amounts for our reportable segments include the results of operations for the Comcast Content Business for the three and nine months ended September 30, 2011 and 2010, and the results of operations for the NBCUniversal acquired businesses and UCDP for the three months ended September 30, 2011 and for the period January 29, 2011 through September 30, 2011. Headquarters, other and eliminations includes the elimination of the results of operations for UCDP for the period January 29, 2011 through June 30, 2011 in order to reconcile to our condensed consolidated financial statements because UCDP was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and UCDP for the period January 1, 2011 through January 28, 2011 and for the three and nine months ended September 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal and UCDP transactions had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transactions, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010. Total pro forma adjustments increased operating income before depreciation and amortization by $7 million and $48 million for the nine months ended September 30, 2011 and 2010, respectively. Total pro forma adjustments increased operating income before depreciation and amortization by $12 million for the three months ended September 30, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal and UCDP transactions had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Cable Networks Segment—Actual and Pro Forma Results of Operations

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo (formerly Sleuth) and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and VERSUS); our regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and certain digital media properties consisting primarily of brand-aligned websites and other websites, such as DailyCandy, Fandango and iVillage.

		Three Months Ended September 30, 2010
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Three Months Ended September 30, 2011	Comcast Content Business	NBCUniversal Businesses	Total	$	%
Revenue
Distribution	$1,095	$403	$591	$994	$101	10.2%
Advertising	803	220	513	733	70	9.5
Other	199	47	98	145	54	37.2
Total revenue	2,097	670	1,202	1,872	225	12.0
Operating costs and expenses	1,346	455	650	1,105	241	21.8
Operating income before depreciation and amortization	$751	$215	$552	$767	$(16)	(2.0)%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma Combined Increase/(Decrease)
(in millions)	Nine Months Ended September 30	For the period January 1 through January 28	Nine Months Ended September 30	Comcast Content Business	NBCUniversal Businesses	Nine Months Ended September 30	$	%
Revenue
Distribution	$3,101	$188	$3,289	$1,194	$1,767	$2,961	$328	11.1%
Advertising	2,297	162	2,459	681	1,529	2,210	249	11.3
Other	504	38	542	150	263	413	129	31.2
Total revenue	5,902	388	6,290	2,025	3,559	5,584	706	12.6
Operating costs and expenses	3,640	236	3,876	1,412	1,806	3,218	658	20.4
Operating income before depreciation and amortization	$2,262	$152	$2,414	$613	$1,753	$2,366	$48	2.0%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the three and nine months ended September 30, 2011 and 2010 and the results of operations for the NBCUniversal acquired businesses for the three months ended September 30, 2011 and for the period January 29 through September 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the three and nine months ended September 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Cable Networks Segment—Revenue

Our Cable Networks segment primarily generates revenue from the distribution of our cable programming content and from the sale of advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of commercial time on our national and international cable networks and related digital media properties. We also generate television production revenue from the exploitation of our owned programming.

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

Distribution revenue for the three months ended September 30, 2011 and pro forma combined distribution revenue for the nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to rate increases and increases in the number of subscribers to our cable networks. Advertising revenue for the three months ended September 30, 2011 and pro forma combined advertising revenue for the nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to increases in the price of advertising units sold. Other revenue for the three months ended September 30, 2011 and pro forma combined other revenue for the nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to increases in the licensing of our owned content from our cable production studio. For both the three and nine months ended September 30, 2011, approximately 13% of our Cable Networks segment pro forma combined revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

The current collective bargaining agreement with the National Basketball Association (“NBA”) players’ union expired at the end of the 2010-11 season. If the NBA player lockout continues, the number of NBA games that we broadcast on our cable networks, and our revenue from these broadcasts, may be affected.

Cable Networks Segment—Operating Costs and Expenses

Our Cable Networks segment operating costs and expenses consist primarily of programming and production costs, advertising and marketing costs, and other operating costs and expenses. Programming and production costs include the amortization of owned and acquired programming, direct production costs, residual and participation payments, production overhead, and on-air talent costs. Advertising and marketing costs primarily consist of the costs incurred in promoting our cable networks, as well as in the replication, distribution and marketing costs of DVDs and Blu-ray discs (together, “DVDs”), costs associated with digital media, and the costs of licensing our programming to third-party networks and other media platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

Operating costs and expenses for the three months ended September 30, 2011 and pro forma combined operating costs and expenses for the nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to higher programming and production costs associated with an increase in the volume of original programming, and changes in estimates associated with the application of acquisition accounting. We have invested and expect to continue to invest in new programming that will cause our programming and production expenses to increase in the future.

Broadcast Television Segment—Actual and Pro Forma Results of Operations

Our Broadcast Television segment consists primarily of our U.S. broadcast networks, NBC and Telemundo; our 10 NBC and 15 Telemundo owned local television stations; our broadcast television production operations; and our related digital media properties, which consist primarily of brand-aligned websites.

	Actual(a)	Pro Forma(b)	Pro Forma Increase/(Decrease)
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$	%
Revenue
Advertising	$974	$975	$(1)	(0.1)%
Content licensing	399	343	56	16.1
Other	138	150	(12)	(8.1)
Total revenue	1,511	1,468	43	2.9
Operating costs and expenses	1,518	1,398	120	8.6
Operating income before depreciation and amortization	$(7)	$70	$(77)	(109.6)%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through September 30	For the period January 1 through January 28	Nine Months Ended September 30	Nine Months Ended September 30	$	%
Revenue
Advertising	$2,683	$315	$2,998	$3,468	$(470)	(13.5)%
Content licensing	1,080	111	1,191	927	264	28.2
Other	331	38	369	581	(212)	(36.2)
Total revenue	4,094	464	4,558	4,976	(418)	(8.4)
Operating costs and expenses	3,876	479	4,355	4,913	(558)	(11.4)
Operating income before depreciation and amortization	$218	$(15)	$203	$63	$140	222.6%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended September 30, 2011 and for the period January 29, 2011 through September 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the three and nine months ended September 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Broadcast Television Segment—Revenue

Our Broadcast Television segment revenue consists primarily of advertising revenue and content licensing revenue. Advertising revenue is generated from the sale of commercial time on our broadcast networks, owned local television stations and related digital media properties. Content licensing revenue includes content license fees and other revenue generated from the exploitation of our owned programming in the U.S. and internationally. We also generate other revenue from the sale of our owned programming on DVDs through electronic sell-through and in other formats, and from the licensing of our brands and characters for consumer products.

Our advertising revenue is generally based on audience ratings, the value of the demographics of our broadcast networks’ and owned television stations’ viewers to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned television stations’ programming schedules. Advertising revenue is affected by the strength of the advertising market, general economic conditions and the success of our programming. To date, the NBC network has experienced lower audience ratings for its 2011 fall primetime schedule than its 2010 schedule. Our U.S. advertising revenue is generally higher in the second and fourth quarters of each year due to seasonal increases in consumer advertising.

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

Advertising revenue for the three months ended September 30, 2011 remained comparable to the same period in 2010, as an increase in the price of advertising units sold was substantially offset by lower political advertising at our owned local television stations, as well as a decline in audience ratings, primarily in our primetime schedule. A continued decline in audience ratings could negatively affect our advertising revenue in future periods. Pro forma combined advertising revenue for the nine months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to revenue recognized in 2010 related to the 2010 Vancouver Olympics. Content licensing revenue for the three months ended September 30, 2011 and pro forma combined content licensing revenue for the nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to increased licensing of our owned content in international markets in the current quarter and the impact of new licensing agreements for certain prior season and library content entered into during the nine months ended September 30, 2011. Other revenue for the three months ended September 30, 2011 and pro forma combined other revenue for the nine months ended September 30, 2011 decreased compared to the same periods in 2010 primarily due to a decline in DVD sales during the three months ended September 30, 2011 and the absence of the Vancouver Olympics during the nine months ended September 30, 2011.

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

Operating costs and expenses for the three months ended September 30, 2011 increased compared to the same period in 2010 primarily due to increases in programming costs associated with our primetime and news programming and a reduction in bad debt reserves in the same period in 2010. Pro forma combined operating costs and expenses for the nine months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to $1 billion of programming costs recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the Vancouver Olympics, operating costs and expenses increased for the nine months ended September 30, 2011 primarily due to higher programming costs associated with a greater number of original primetime series in 2011 and changes in estimates associated with the application of acquisition accounting, as well as an increase in advertising and promotion costs. We have invested and expect to continue to invest in new programming that will cause our programming and production expenses to increase in the future.

Filmed Entertainment Segment—Actual and Pro Forma Results of Operations

Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms.

	Actual(a)	Pro Forma(b)	Pro Forma Increase/(Decrease)
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$	%
Revenue
Theatrical	$196	$288	$(92)	(32.2)%
Content licensing	337	356	(19)	(5.2)
Home entertainment	427	357	70	19.8
Other	136	189	(53)	(27.9)
Total revenue	1,096	1,190	(94)	(7.8)
Operating costs and expenses	1,042	1,124	(82)	(7.3)
Operating income before depreciation and amortization	$54	$66	$(12)	(16.9)%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through September 30	For the period January 1 through January 28	Nine Months Ended September 30	Nine Months Ended September 30	$	%
Revenue
Theatrical	$816	$58	$874	$724	$150	20.6%
Content licensing	867	171	1,038	1,007	31	3.1
Home entertainment	947	96	1,043	1,090	(47)	(4.3)
Other	342	28	370	466	(96)	(20.9)
Total revenue	2,972	353	3,325	3,287	38	1.2
Operating costs and expenses	3,034	356	3,390	3,229	161	5.0
Operating income before depreciation and amortization	$(62)	$(3)	$(65)	$58	$(123)	(212.0)%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended September 30, 2011 and for the period January 29, 2011 through September 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the three and nine months ended September 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment segment revenue consists primarily of theatrical revenue, content licensing revenue and home entertainment revenue. Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films. Content licensing revenue is generated primarily from the licensing of owned and acquired films to pay and advertising-supported television distribution platforms. Home entertainment revenue is generated from the license or sale of our owned and acquired films through DVD sales to retail stores and through digital media platforms, including electronic sell-through. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

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

Theatrical revenue for the three months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to the strong performance of our prior year release of Despicable Me. Pro forma combined theatrical revenue for the nine months ended September 30, 2011 increased compared to the same period in 2010 primarily due to an increase in the number of theatrical releases in our 2011 slate and the strong performance of the second quarter 2011 releases of Fast Five and Bridesmaids.

Content licensing revenue for the three months ended September 30, 2011 decreased compared to the same period in 2010 and pro forma combined content licensing revenue for the nine months ended September 30, 2011 increased compared to the same period in 2010. The changes for both periods were primarily due to the timing of when our owned and acquired films were made available to licensees.

Home entertainment revenue for the three months ended September 30, 2011 increased compared to the same period in 2010 primarily due to the number of new releases in 2011 as well as increased sales primarily related to Fast Five and Bridesmaids in the current year. Pro forma combined home entertainment revenue for the nine months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to declines in DVD sales in the U.S. resulting from fewer and a different mix of titles released compared to the same period in 2010 and an overall decline in the DVD market. Several factors have contributed to the overall decline in the DVD market, including weak economic conditions, the maturation of the standard-definition DVD format, piracy, and intense competition for consumer discretionary spending and leisure time. DVD sales have also been negatively affected by an increasing shift by consumers toward subscription rental services, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales. We expect that overall home entertainment revenue in 2011 will continue to be negatively affected by an overall decline in DVD sales.

Other revenue for the three months ended September 30, 2011 and pro forma combined other revenue for the nine months ended September 30, 2011 decreased compared to the same periods in 2010 primarily due to decreases in revenue generated from our stage plays as a result of fewer shows.

Filmed Entertainment Segment—Operating Costs and Expenses

Our Filmed Entertainment segment operating costs and expenses consist primarily of amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution and marketing costs. Residual payments represent amounts payable to certain of our employees who are represented by labor unions or guilds, such as the Writers Guild of America, the Screen Actors Guild and the Directors Guild of America, and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent and other parties involved in the production of a film, including producers, writers, directors, actors, and technical and production personnel, under employment or other agreements and to our film cofinancing partners under cofinancing agreements. Distribution and marketing costs consist primarily of the costs associated with theatrical prints and advertising and the replication, distribution and marketing of DVDs. Other operating costs and expenses include salaries, employee benefits, rent and other overhead costs.

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

Operating costs and expenses for the three months ended September 30, 2011 decreased compared to the same period in 2010 primarily due to decreases in marketing expenses associated with promoting our theatrical releases, film cost amortization resulting from corresponding decreases in theatrical revenue and changes in estimates associated with the application of acquisition accounting, partially offset by film valuation adjustments. Pro forma combined operating costs and expenses for the nine months ended September 30, 2011 increased compared to the same period in 2010 primarily due to an increase in marketing expenses associated with promoting our theatrical releases occurring in the second and third quarters of 2011, as well as increases in film cost amortization resulting from corresponding increases in theatrical revenue.

Theme Parks Segment—Actual and Pro Forma Results of Operations

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood, our Wet ‘n Wild water park, and fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, NBCUniversal held a 50% equity interest in and received special and other fees from UCDP, which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando, Florida. On July 1, 2011, NBCUniversal completed the acquisition of the 50% equity interest in UCDP that it did not already own for $1 billion. As a result, UCDP is now a wholly owned consolidated subsidiary of NBCUniversal. The tables below include 100% of the results of operation for UCDP for all periods presented in order to reflect our current measure of operating income (loss) before depreciation and amortization for our Theme Parks segment.

	Actual(a)	Pro Forma(b)	Pro Forma Increase/(Decrease)
(in millions)	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	$	%
Revenue	$580	$531	$49	9.1%
Operating costs and expenses	295	279	16	5.8
Operating income before depreciation and amortization	$285	$252	$33	12.6%

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)	Pro Forma Combined Increase/(Decrease)
(in millions)	For the period January 29 through September 30	For the period January 1 through January 28	Nine Months Ended September 30	Nine Months Ended September 30	$	%
Revenue	$1,376	$115	$1,491	$1,122	$369	32.9%
Operating costs and expenses	769	78	847	723	124	17.2
Operating income before depreciation and amortization	$607	$37	$644	$399	$245	61.2%

(a)

Actual amounts include the results of operations for the NBCUniversal acquired businesses and UCDP for the three months ended September 30, 2011 and for the period January 29, 2011 through September 30, 2011. The results of operations for UCDP for the period January 29, 2011 through June 30, 2011 are eliminated from our consolidated results because UCDP was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and UCDP for the period January 1, 2011 through January 28, 2011 and for the three and nine months ended September 30, 2010. These amounts also include pro forma adjustments as if the NBCUniversal and UCDP transactions had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transactions, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal and UCDP transactions had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

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

Revenue for the three months ended September 30, 2011 increased compared to the same period in 2010 primarily due an increase in per capita spending at our Universal theme parks in Orlando and Hollywood. Pro forma combined revenue for the nine months ended September 30, 2011 increased compared to the same period in 2010 primarily due to an increase in attendance and per capita spending at our Universal theme parks in Orlando and Hollywood driven primarily by the continued strong performance of The Wizarding World of Harry Potter™ and King Kong attractions, respectively.

Theme Parks Segment—Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; costs of food, beverage and merchandise; labor costs; and sales and marketing costs.

Operating costs and expenses for the three months ended September 30, 2011 and pro forma combined operating costs and expenses for the nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to additional variable costs associated with increases in attendance and per capita spending at our Universal theme parks in Orlando and Hollywood.

We have invested and expect to continue to invest in existing and new theme park attractions and infrastructure. These costs can vary from year to year.

Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses include corporate overhead, employee benefit expenses, expenses related to the NBCUniversal transaction and corporate initiatives. Operating costs and expenses for the three months ended September 30, 2011 and pro forma combined operating costs and expenses for the nine months ended September 30, 2011 increased compared to the same periods in 2010 primarily due to transaction-related costs, including severance and other compensation-related costs.

Eliminations include the results of operations for UCDP for the period January 29, 2011 through June 30, 2011. The Theme Parks segment includes these amounts to reflect the current segment performance measure but these amounts are not included when we measure total NBCUniversal and our consolidated results of operations because we recorded UCDP as an equity method investment during this period.

Consolidated Other Income (Expense) Items

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2011	2010	2011	2010
Interest expense	$(637)	$(545)	$(1,863)	$(1,612)
Investment income (loss), net	(147)	109	3	210
Equity in net income (losses) of investees, net	(40)	(40)	(40)	(98)
Other income (expense), net	(12)	(24)	(82)	(69)
Total	$(836)	$(500)	$(1,982)	$(1,569)

Interest Expense

The increase in interest expense for the three and nine months ended September 30, 2011 compared to the same periods in 2010 is primarily due to the effects of the NBCUniversal transaction and consolidation of NBCUniversal’s outstanding debt of $9.1 billion.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2011 and 2010 are presented in a table in Note 6 to our condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2011 compared to the same periods in 2010 were primarily due to the effects of the NBCUniversal transaction, offset by losses related to our investment in Clearwire, LLC.

Consolidated Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2011 and 2010 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and interest on uncertain tax positions, and, in 2011, due to the partnership structure of NBCUniversal Holdings and the $137 million net impact of certain changes in state tax laws. We expect our 2011 annual effective tax rate to be in the range of 35% to 40%.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests for the three and nine months ended September 30, 2011 increased compared to the same periods in 2010 due to the NBCUniversal transaction. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined in Note 4 to our condensed consolidated financial statements. Net (income) loss attributable to noncontrolling interests includes GE’s allocated share of the earnings of NBCUniversal Holdings and NBCUniversal.

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

In connection with the NBCUniversal transaction, we were required to make a cash payment of $6.2 billion to GE at the close of the transaction. We funded this payment with cash on hand and $650 million of commercial paper borrowings. The transaction also calls for the payment to GE, in the future, of certain tax benefits to the extent realized. As of the close of the NBCUniversal transaction on January 28, 2011, we consolidated $9.1 billion of NBCUniversal senior debt securities with maturities ranging from 2014 to 2041. We do not guarantee NBCUniversal’s debt obligations. Any future redemptions of GE’s stake in NBCUniversal Holdings are expected to be funded primarily through NBCUniversal’s cash flows from operating activities and its borrowing capacity. If any borrowings by NBCUniversal to fund either of GE’s two potential redemptions would result in NBCUniversal exceeding a certain leverage ratio or losing investment grade status or if it cannot otherwise fund such redemptions, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

On July 1, 2011, NBCUniversal completed its acquisition of the remaining 50% equity interest in UCDP that it did not already own for $1 billion. NBCUniversal funded this transaction with cash on hand, borrowings under the NBCUniversal revolving credit facility and a $250 million one-year intercompany note due to us, which is eliminated in our consolidated financial statements. Additional borrowings under the NBCUniversal revolving credit facility, along with cash on hand at UCDP, were used to terminate UCDP’s existing $801 million term loan immediately following the acquisition.

On August 1, 2011, UCDP completed its redemption of $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. Following the redemption, $260 million aggregate principal amount of UCDP’s senior notes and $146 million aggregate principal amount of UCDP’s senior subordinated notes remained outstanding.

In October 2011, NBCUniversal fully and unconditionally guaranteed the $260 million aggregate principal amount outstanding of UCDP’s 8.875% senior notes due 2015 and $146 million aggregate principal amount outstanding of UCDP’s 10.875% senior subordinated notes due 2016. The guarantee includes the payment of principal, premium, if any, and interest.

Following the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal established new monetization programs with a syndicate of banks. The effects of these monetization transactions are included in operating activities in our consolidated statement of cash flows. See Note 15 to our condensed consolidated financial statements for additional information.

In response to the high cost of producing films, we have entered into film cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. These arrangements can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. We account for our proceeds under these arrangements as a reduction to our capitalized film costs and the related cash flows are a component of net cash provided by operating activities. The availability of cofinancing arrangements has decreased in recent years and we believe that it will continue to decrease in the future.

Operating Activities

The table below presents the components of net cash provided by operating activities.

	Nine Months Ended September 30
(in millions)	2011	2010
Operating income	$7,803	$5,967
Depreciation and amortization	5,638	4,913
Operating income before depreciation and amortization	13,441	10,880
Noncash share-based compensation	260	226
Changes in operating assets and liabilities	(721)	(10)
Cash basis operating income	12,980	11,096
Payments of interest	(1,809)	(1,630)
Payments of income taxes	(1,166)	(1,794)
Proceeds from interest, dividends and other nonoperating items	243	63
Excess tax benefit under share-based compensation presented in financing activities	(42)	(3)
Net cash provided by operating activities	$10,206	$7,732

The changes in operating assets and liabilities during the nine months ended September 30, 2011 compared to the same period in 2010 were primarily due to increases in film and television costs and the timing of payments of operating items and payroll.

The increase in interest payments during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to an increase in our outstanding debt as a result of the NBCUniversal transaction.

The decrease in income tax payments during the nine months ended September 30, 2011 compared to the same period in 2010 was primarily due to the net benefit in 2011 of the 2010 economic stimulus legislation.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2011 consisted primarily of cash paid, net of cash acquired, for the NBCUniversal acquisition of $5.7 billion; cash paid, net of cash acquired, for the UCDP acquisition of $743 million; capital expenditures of $3.8 billion; and cash paid for intangible assets of $505 million.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2011 consisted primarily of our repayments of debt of $2.8 billion, repurchases of our Class A Special common stock of $1.7 billion and dividend payments of $881 million, offset by proceeds from short-term borrowings, net of repayments of $1.6 billion.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We traditionally maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements. As of September 30, 2011, amounts available under our credit facilities totaled approximately $5.7 billion. In August 2011, we borrowed $300 million from our $6.8 billion revolving credit facility due 2013, which remained outstanding as of September 30, 2011. The proceeds from this borrowing will be used for general corporate working capital purposes.

In June 2011, NBCUniversal amended its revolving credit facility, which increased the size of the facility to $1.5 billion from $750 million, reduced the interest rate payable under the facility and extended the maturity of the loan commitment to June 2016 from January 2014. On July 1, 2011, $750 million of borrowings under the revolving credit facility were used to finance a portion of NBCUniversal’s acquisition of the remaining 50% equity interest in UCDP that it did not already own and to terminate UCDP’s existing term loan immediately following the acquisition. As of September 30, 2011, the amount outstanding under NBCUniversal’s revolving credit facility was $200 million, which was repaid in full in October 2011.

During the nine months ended September 30, 2011, we issued $400 million face amount of commercial paper, net of repayments. The proceeds from these issuances will be used for general corporate working capital purposes.

In August 2011, NBCUniversal initiated a commercial paper program to fund its short-term working capital requirements. The program is supported by NBCUniversal’s revolving credit facility and has a maximum borrowing capacity of $1.5 billion. During the three months ended September 30, 2011, NBCUniversal issued $749 million face amount of commercial paper, net of repayments. The proceeds from these issuances were used to repay borrowings under the NBCUniversal revolving credit facility and fund our short-term working capital requirements.

Share Repurchases and Dividends

During the nine months ended September 30, 2011, we repurchased approximately 73 million shares of our Class A Special common stock under our share repurchase authorization for approximately $1.7 billion. As of September 30, 2011, we had approximately $491 million of availability remaining under our current share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

In January 2011, our Board of Directors approved an increase of 19% to our planned annual dividend to $0.45 per share. In January, May, July and October 2011, our Board of Directors approved a quarterly dividend of $0.1125 per share as part of our planned annual dividend of $0.45 per share. The dividends declared in October are expected to be paid in January 2012. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2011	$312	April
Three months ended June 30, 2011	$309	July
Three months ended September 30, 2011	$307	October

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing as of July 1, 2011 and no impairment charge was recorded.

For a full discussion of these accounting judgments, please refer to our 2010 Annual Report on Form 10-K.

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

Our estimates of ultimate revenue for films generally include revenue from all sources that are expected to be earned within 10 years from the date of a film’s initial release. These estimates are based on the historical performance of similar content, as well as factors unique to the content itself. The most sensitive factor affecting our estimate of ultimate revenue for a film intended for theatrical release is the film’s theatrical performance, as subsequent license revenue has historically exhibited a high correlation with theatrical performance. Upon a film’s release, our estimates of revenue from succeeding markets, including home entertainment and other media platforms, are revised based on historical relationships and an analysis of current market trends.

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

Capitalized film and television costs are subject to impairment testing when certain triggering events are identified. If the estimated fair value of a film or owned television programming falls below its unamortized cost, we would recognize an impairment charge. The fair value assessment is generally based on estimated future discounted cash flows, which are supported by our internal forecasts.

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

Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain of NBCUniversal’s assets and liabilities, GE’s redeemable noncontrolling interest and UCDP’s assets and liabilities.

Film and Television Costs

Film and television costs consist of our preliminary estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows and distribution patterns. Television series, theatrical films in-production and in-development and acquired programming rights were valued using a replacement cost method.

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

Property and Equipment

The preliminary estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales of comparable properties. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

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

Preliminary Fair Values

Our estimates associated with the accounting for the NBCUniversal transaction have changed and may continue to change as final valuation reports are obtained and additional information becomes available regarding acquired assets and liabilities. The recorded amounts are preliminary and subject to change. The following items are the significant areas subject to change:

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

As of September 30, 2011, we had foreign exchange contracts on a total notional value of $830 million.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

Changes in internal control over financial reporting

As a result of our acquisition of NBCUniversal on January 28, 2011, our internal control over financial reporting subsequent to the date of acquisition includes certain additional internal controls relating to NBCUniversal. Except as described above, there were no other changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 16 to our condensed consolidated financial statements of this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2010 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our repurchases under our Board-authorized share repurchase program during the three months ended September 30, 2011.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
July 1-31, 2011	—	$—	—	$—	$1,090,873,870
August 1-31, 2011	24,938,357	$21.91	24,938,357	$546,388,908	$544,484,962
September 1-30, 2011	2,542,791	$21.09	2,542,791	$53,617,505	$490,867,457
Total	27,481,148	$21.83	27,481,148	$600,006,413	$490,867,457

(a)

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. Under this authorization, we may repurchase shares in the open market or in private transactions, subject to market conditions. The current share repurchase authorization does not have an expiration date. As of September 30, 2011, we had approximately $491 million of availability remaining under our share repurchase authorization. We intend to complete repurchases under the current share repurchase authorization by the end of 2011, subject to market conditions.

The total number of shares purchased during the three months ended September 30, 2011 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2011, filed with the Securities and Exchange Commission on November 2, 2011, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: November 2, 2011