Form 10-K
period 2011-12-31
COMCAST CORP
filed 2012-02-23
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2011

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

Yes ☐    No ☒

As of June 30, 2011, the aggregate market value of the Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $52.897 billion and $15.494 billion, respectively.

As of December 31, 2011, there were 2,095,476,503 shares of Class A common stock, 601,012,813 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — The Registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2012.

Comcast Corporation

2011 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2011. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal following the closing of our transaction on January 28, 2011, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

Our registered trademarks include Comcast, NBCUniversal and the Comcast and NBCUniversal logos. This Annual Report on Form 10-K also contains other trademarks, service marks and trade names owned by us, as well as those owned by others.

Part I

Item 1: Business

We are a leading provider of entertainment, information and communications products and services. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. On January 28, 2011, we closed our transaction with General Electric Company (“GE”) in which we acquired a 51% controlling interest in the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)). Additional information about the transaction is discussed below under the heading “NBCUniversal Segments.” As a result of the NBCUniversal transaction, we report our operations as the following five reportable business segments:

•

Cable Communications (formerly our Cable segment): Provides video, high-speed Internet and voice services (“cable services”) to residential and business customers in 39 states and the District of Columbia.

•

Cable Networks: Consists primarily of our national cable television networks, our regional sports and news networks, our international cable networks, our cable television production studio, and our related digital media properties.

•

Broadcast Television: Consists primarily of our NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties.

•	Filmed Entertainment: Consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment and stage plays worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

In 2011, our Cable Communications segment generated 67% of our consolidated revenue and 83% of our operating income before depreciation and amortization. Our NBCUniversal segments, which are comprised of our Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments, generated 34% of our consolidated revenue and 19% of our operating income before depreciation and amortization.

Our other business interests are included in Corporate and Other and primarily include Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center, a large, multipurpose arena in Philadelphia. Comcast Spectacor also owns Global Spectrum, which provides facilities management, and Ovations Food Services, which provides food services, for sporting events, concerts and other events.

For financial and other information about our reportable segments, refer to Note 20 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

1	Comcast 2011 Annual Report on Form 10-K

General Developments of Our Businesses

The following are the more significant developments in our businesses during 2011:

•	the close of the NBCUniversal transaction on January 28, 2011; see “NBCUniversal Segments” below for additional information

•

an increase in consolidated revenue of 47.2% to $55.8 billion and an increase in consolidated operating income of 34.3% to $10.7 billion; the NBCUniversal acquired businesses contributed $14.5 billion to revenue and $1.4 billion to operating income

•

an increase in Cable Communications segment revenue of 5.3% to $37.2 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 6.9% to $15.3 billion

•

the entry into an agreement by SpectrumCo to sell its advanced wireless services spectrum licenses to Verizon Wireless, subject to regulatory approval, for $3.6 billion, of which our portion of the proceeds is expected to be $2.3 billion, and the entry into agency agreements with Verizon Wireless providing, among other things, for Verizon Wireless’ sale of our cable services and our sale of Verizon Wireless’ products and services

•

NBCUniversal’s entry into several significant sports broadcast rights agreements, including with the National Football League (“NFL”), the International Olympic Committee, the National Hockey League (“NHL”), Federation Internationale de Football Association (“FIFA”) and the PGA TOUR

•	NBCUniversal’s acquisition of the 50% equity interest that it did not already own in Universal Orlando for $1 billion on July 1, 2011

Description of Our Businesses

Cable Communications Segment

The table below summarizes certain customer and penetration data for our cable operations.

December 31 (in millions)	2011	2010	2009	2008	2007
Homes and businesses passed(a)	52.5	51.9	51.2	50.6	48.5
Video
Video customers(b)	22.3	22.8	23.6	24.2	24.1
Video penetration(c)	42.5%	43.9%	46.0%	47.8%	49.6%
Digital video customers(d)	20.6	19.7	18.4	17.0	15.2
Digital video penetration(d)	92.0%	86.6%	78.2%	70.3%	63.1%
High-speed Internet
High-speed Internet customers	18.1	17.0	15.9	14.9	13.2
High-speed Internet penetration(c)	34.5%	32.7%	31.1%	29.5%	27.3%
Voice
Voice customers	9.3	8.6	7.6	6.5	4.6
Voice penetration(c)	17.8%	16.6%	14.9%	12.8%	9.5%

Basis of Presentation: Information related to cable system acquisitions is included from the date acquired. Information related to cable systems sold or exchanged is excluded for all periods presented. All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

Homes and businesses are considered passed if we can connect them to our distribution system without further extending the transmission lines. Homes and businesses passed is an estimate based on the best available information.

Comcast 2011 Annual Report on Form 10-K	2

(b)

Generally, a home or business receiving video programming from our distribution system counts as one video customer. In the case of some multiple dwelling units (“MDUs”), we count video customers on an FCC equivalent basis by dividing total monthly revenue received from a contract with an MDU by the standard monthly residential rate where the specific MDU is located.

(c)	Penetration is calculated by dividing the number of customers by the number of homes and businesses passed. The number of customers includes our residential and business customers.

(d)

Digital video customers include customers receiving digital signals through any means, including cable cards and digital transport adapters. Digital video penetration is calculated by dividing the number of digital video customers by total video customers.

Cable Services

We offer a variety of cable services over our cable distribution system to residential and business customers. Subscription rates and related charges vary according to the services and features the customer receives and the type of equipment they use, and customers typically pay us on a monthly basis. Residential customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their contracts, which typically have 1 to 3 year terms.

As of December 31, 2011, our cable systems served 22.3 million video customers, 18.1 million high-speed Internet customers and 9.3 million voice customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia.

Video Services

We offer a broad variety of video services with access to hundreds of channels depending on the level of service selected. Our levels of service typically range from a limited basic service with access to between 20 and 40 channels of video programming to a full digital service with access to over 300 channels. Our video services generally include programming provided by national and local broadcast networks and by national and regional cable networks, as well as governmental and public access programming. Our digital video services generally include access to over 40 music channels, our On Demand service and an interactive, on-screen program guide. We also offer packages that include extensive amounts of foreign-language programming, and we offer other specialty tiers of programming with sports, family and international themes. We tailor our video services offerings for each cable distribution system serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

Our video customers may also subscribe to premium network programming. Premium networks include cable networks such as HBO, Showtime, Starz and Cinemax, which generally offer, without commercial interruption, movies, original programming, live and taped sporting events, concerts and other special features.

Our On Demand service provides our digital video customers with more than 30,000 standard-definition and high-definition programming choices. A substantial portion of our On Demand content is available to our digital video customers at no additional charge. Digital video customers subscribing to a premium network have access to the premium network’s On Demand content without additional fees. Our On Demand service includes fee-based selections that allow our video customers to order individual new release and library movies and special-event programs, such as professional boxing, mixed martial arts, wrestling and concerts. We plan to continue increasing the number of On Demand choices available, including high-definition programming.

Our high-definition television (“HDTV”) service provides high-definition set top boxes for improved high-resolution picture quality, improved audio quality and a wide-screen format for customers. Our HDTV service includes a broad selection of high-definition programming choices, including most major broadcast networks, leading national cable networks, premium networks and regional sports networks. In addition, our On Demand service provides HDTV video customers with a selection of up to 6,000 high-definition programming choices in select markets over the course of a month. Our digital video recorder (“DVR”) service allows digital

3	Comcast 2011 Annual Report on Form 10-K

video customers to select, record and store programs on their set-top box and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind “live” television. We also offer select programming in 3D format on the channels we distribute and On Demand to our HDTV customers who have 3D capable TV sets.

Our video customers generally have the ability to view some of our On Demand content, browse program listings, and schedule and manage DVR recordings online and through our mobile applications for smartphones and tablets. In 2012, we began streaming certain live television programming online and through our mobile applications in some of our markets.

High-Speed Internet Services

We offer a variety of high-speed Internet services with downstream speeds of up to 105 Mbps. These services also include our Internet portal, XFINITY.com, which provides access to email, voice mail, an address book, online storage, and online security features. Our customers also have the ability to access these services, including managing their e-mail accounts, through our mobile applications using smartphones and tablets.

Voice Services

We offer voice service plans, using an interconnected Voice over Internet Protocol (“VoIP”) technology, that provide either usage-based or unlimited local and domestic long-distance calling, include the option for a variety of international calling plans, voice mail, caller ID, call waiting and other features, including the ability to access and manage voice mail and other account information online and through our mobile applications using smartphones and tablets.

Business Services

We offer our cable services to small (up to 20 employees) and medium-sized (up to 500 employees) businesses (“business services”). In addition to the features provided to our residential customers, our services for business customers also include a website hosting service, an interactive tool that allows customers to share, coordinate and store documents online, a business directory listing and the option to add up to 24 phone lines.

Medium-sized business customers are also offered our Metro-Ethernet data service capable of connecting multiple locations at speeds of up to 10 Gbps. We also provide cell backhaul services to cellular network operators.

Advertising

As part of our programming license agreements with cable networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other multichannel video providers in some markets, and in some markets we operate advertising interconnects. In addition, we generate revenue from the sale of advertising on XFINITY.com and our On Demand service. We have also begun to deploy and are further developing technology to deliver interactive and targeted advertising.

Other Revenue Sources

We receive revenue related to franchise and other regulatory fees, our digital media center, commissions from electronic retailing networks, and fees from other services. Our franchise and regulatory fees represent the fees required to be paid to federal, state and local authorities that we pass through to our customers. Under the terms of our franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue.

Comcast 2011 Annual Report on Form 10-K	4

Sources of Supply

To offer our video services, we license a substantial portion of our programming from cable and broadcast networks. We attempt to secure long-term programming licenses with volume discounts or marketing support and incentives from cable networks. We also license individual programs or packages of programs from programming suppliers for our On Demand service. We seek to include in our licensing arrangements the rights to offer such programming to our subscribers on multiple delivery platforms that may be viewed in multiple locations, such as online and through our mobile applications using smartphones and tablets.

Our video programming expenses generally depend on the number of our video customers, the number of channels and amount of On Demand programs we provide and the number of delivery platforms on which they are distributed, and the programming license fees we are charged. We expect our video programming expenses to continue to be our largest single expense item and to continue to increase in the future.

We purchase from a limited number of suppliers a significant number of set-top boxes, network equipment and services that we use in providing our cable services.

For our high-speed Internet service, we license software products (such as email and security software) and content (such as news feeds) for our portal, XFINITY.com, from a variety of suppliers under contracts in which we generally pay on a fixed-fee basis, on a per subscriber basis in the case of software product licenses or on a video advertising revenue share basis in the case of content licenses.

To offer our voice services, we license software products (such as voice mail) from a variety of suppliers under multiyear contracts. The fees we pay are generally based on the consumption of the related services.

We use two vendors to provide customer billing for our cable services.

Customer and Technical Services

Our customer service call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, plant maintenance and upgrades to our cable distribution system.

Technology

Our cable distribution system employs a fiber optic cable-based network architecture used in conjunction with coaxial cable that we believe is sufficiently flexible and scalable to support our future technology requirements. This network provides the two-way transmissions that are essential to providing interactive video services, such as On Demand, and high-speed Internet and voice services. We are also leveraging our IP technology and the cloud computing services within our network to develop and deliver innovative services to our customers efficiently and in an accelerated fashion.

We continue to develop and launch new technology initiatives, such as:

•

enabling a variety of consumer electronic devices, including computers, tablets, smartphones and Internet-connected televisions, to search, control and display the programming and other content we provide to our video customers

•	expanding the use of our network to launch new services, including providing service to medium-sized businesses and offering home security services

•

developing and launching a next generation media and content delivery platform that leverages IP technology and our own cloud network servers to deliver video and advanced search capabilities to our customers on multiple devices

5	Comcast 2011 Annual Report on Form 10-K

•

developing wireless options to extend our services outside the home to provide mobility through the use of mobile applications, the deployment of Wi-Fi in portions of our service areas and the marketing of Verizon Wireless services that we plan to integrate with the offerings of our services

•

deploying multiple tools to recapture bandwidth and optimize our network, including digitizing analog signals, increasing the number of nodes in service areas, and using advanced video encoding and digital compression technologies

•	developing technology and software to better identify problems with our cable services and to allow for better integration of our software with third-party software

Sales and Marketing

We offer our services directly to residential and business customers through our call centers, door-to-door selling, direct mail advertising, television advertising, Internet advertising, local media advertising, telemarketing and retail outlets. We market our cable services both individually and as bundled services. In addition, in 2012, Verizon Wireless has become an agent to sell our cable services in certain of our markets.

NBCUniversal Segments

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings, and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal businesses that were contributed included its national cable networks, the NBC and Telemundo broadcast networks and its NBC and Telemundo owned local television stations, Universal Pictures, the Universal Studios Hollywood theme park, and other related assets. We contributed our national cable networks (previously in our Programming segment), our regional sports and news networks (previously in our Cable segment), certain of our Internet businesses, including DailyCandy and Fandango (previously in Corporate and Other), and other related assets (the “Comcast Content Business”), all of which are now part of our Cable Networks segment.

For additional information on the transaction, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K. For information on the Federal Communications Commission (“FCC”) order and the Department of Justice (“DOJ”) consent decree related to the transaction, see “Legislation and Regulation” below.

Comcast 2011 Annual Report on Form 10-K	6

Cable Networks

Our Cable Networks segment operates a diversified portfolio of 15 national cable networks, 13 regional sports and news networks, more than 60 international channels, and digital media properties consisting primarily of brand-aligned and other websites, including DailyCandy, Fandango and iVillage. The table below presents a summary of our national cable networks.

Cable Network	Approximate U.S. Subscribers at December 31, 2011 (in millions)(a)	Description of Programming
USA Network	99	General entertainment
Syfy	98	Imagination-based entertainment
E!	98	Entertainment and pop culture
CNBC	97	Business and financial news
MSNBC	95	24 hour news
Bravo	95	Entertainment, culture and arts
Golf Channel	85	Golf competition and golf entertainment
Oxygen	78	Women’s interests
NBC Sports Network (formerly VERSUS)	76	Sports
Style	76	Lifestyle
G4	61	Gamer lifestyle
Chiller	42	Horror and suspense
CNBC World	40	Global financial news
Cloo (formerly Sleuth)	39	Crime, mystery and suspense
Universal HD	25	HD, general entertainment programming

(a)

Subscriber data is based on The Nielsen Company’s January 2012 report, which covers the period from December 14, 2011 through December 20, 2011, except for Universal HD, which was derived from information provided by multichannel video providers.

Our 13 regional sports and news networks are Comcast SportsNet Philadelphia, Comcast SportsNet Mid-Atlantic (Baltimore/Washington), Cable Sports Southeast, Comcast SportsNet Chicago, MountainWest Sports Network, Comcast SportsNet California (Sacramento), Comcast SportsNet New England (Boston), Comcast SportsNet Northwest (Portland), Comcast Sports Southwest (Houston), Comcast SportsNet Bay Area (San Francisco), New England Cable News (Boston), Comcast Network Philadelphia and Comcast Network Mid-Atlantic (Baltimore/Washington).

We market and distribute our cable network programming in the United States and internationally to multichannel video providers, as well as to Internet and wireless distributors. These distributors may exhibit our content on television, online and through mobile applications, and in a range of consumer experiences that may include video on demand, electronic sell-through and pay-per-view.

Our cable networks develop their own programs or acquire programming rights from third parties. Our Cable Networks segment includes our production studio, Universal Cable Production, that identifies, develops and produces original content for cable television and other distribution platforms both for our cable networks and for those of third parties. We license this content to all forms of television, including broadcast and cable networks, and through home video and various digital media platforms, both in the United States and internationally.

Our Cable Networks segment primarily generates revenue from the distribution of our cable network programming and from the sale of advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of advertising time on our cable

7	Comcast 2011 Annual Report on Form 10-K

networks and related digital media properties. We also generate content licensing and other revenue from the licensing and sale of our owned programming in the United States and internationally, including revenue from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital media platforms, and from the licensing of our brands for consumer products.

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast networks, which together serve audiences and advertisers in all 50 states, including the largest U.S. metropolitan areas. Our Broadcast Television segment also includes our owned and operated NBC and Telemundo local television stations, our broadcast television production operations and our related digital media properties.

Our Broadcast Television segment primarily generates revenue from the sale of advertising and from content licensing. Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally. We also generate revenue from the sale of our owned programming on DVDs, through digital media platforms and from the licensing of our brands and characters for consumer products. In addition, our owned local television stations are beginning to receive retransmission fees from multichannel video providers in exchange for consent that allows carriage of the stations’ signal. We also receive a portion of the retransmission fees received by our NBC affiliated stations. We expect these fees to increase in the future as we, and our affiliated stations, renegotiate distribution agreements with multichannel video providers.

NBC Network

The NBC network distributes more than 5,000 hours of entertainment, news and sports programming annually, and its programs reach viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 10 NBC owned local television stations. The NBC network develops a broad range of content through its entertainment, news and sports divisions and also airs a variety of special-events programming. The NBC network’s television library consists of rights of varying nature to more than 100,000 episodes of popular television content, including current and classic titles, unscripted programming, sports, news, long-form and short-form programming and locally produced programming from around the world. In addition, the NBC network operates various websites that extend its brands and content online.

The NBC network produces its own programs or acquires the rights to programming from third parties. NBCUniversal has various contractual commitments for the licensing of rights to multiyear programming, including sports programming. Our most significant sports programming commitments include an agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including NBC’s Sunday Night Football through the 2022-23 season and the 2012, 2015, 2018 and 2021 Super Bowls. In addition, the NBC network has broadcast the Summer Olympic Games since 1988 and the Winter Olympic Games since 2002, and owns the U.S. broadcast rights for the 2012 London Olympic Games, 2014 Sochi Olympic Games, 2016 Rio de Janeiro Olympic Games, 2018 Pyeongchang Olympic Games and 2020 Summer Olympic Games. We also have broadcast rights to a specified number of NHL games through the 2020-21 season and certain PGA TOUR golf events through 2021. NBCUniversal’s sports programming agreements also include rights to distribute content on our national cable sports networks, NBC Sports Network and Golf Channel, our regional sports networks where applicable, and on various digital media platforms.

Our broadcast television production operations create and produce original content, including scripted and unscripted series, talk shows, and digital media projects that are sold to broadcast networks, cable networks,

Comcast 2011 Annual Report on Form 10-K	8

local television stations and other media platforms owned by us and third parties, as well as through home video, both in the United States and internationally. We also produce “first-run” syndicated shows, which are programs for initial exhibition on local television stations in the United States, on a market-by-market basis, without prior exhibition on a network. We currently distribute some of our programs after their exhibition on a broadcast network, as well as older television programs from our library, to local television stations and cable networks in the off-network syndication market in the United States.

NBC Local Television Stations

We own and operate 10 NBC affiliated local television stations that collectively reached approximately 31 million U.S. television households, which represents approximately 27% of all U.S. television households, as of December 31, 2011. In addition to airing NBC’s national programming, our stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC affiliated local television stations that we own and operate.

DMA Served(a)	Station	General Market Rank(b)	Percentage of U.S. Television Households(d)
New York, NY	WNBC	1	7%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS(c)	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC	8	2%
Miami-Ft. Lauderdale, FL	WTVJ	16	1%
San Diego, CA	KNSD(c)	28	1%
Hartford, CT	WVIT	30	1%

(a)	Designated market area (“DMA”) served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2011-12 season.

(c)	Owned through a joint venture with LIN TV Corp.

(d)

Based on Nielsen estimates for the 2011-12 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation – Broadcast Television – Ownership Limits – National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network; its owned local television stations; mun2, a cable network featuring diverse, youth-oriented entertainment for bicultural Latinos; and Telemundo-related digital media properties consisting primarily of brand-aligned websites, such as Telemundo.com.

The Telemundo network is a leading Spanish-language broadcast network featuring original telenovelas, theatrical films, news, specials and sporting events. We develop our own programming primarily through Telemundo’s production studio and also acquire the rights to content from third parties. In 2011, we entered into an agreement with FIFA to license the Spanish-language U.S. broadcast rights to FIFA World Cup soccer from 2015 through 2022 and also acquired the Spanish-language U.S. broadcast rights for the NFL games that the NBC network will broadcast as part of our agreement with the NFL that runs through the 2022-23 season.

9	Comcast 2011 Annual Report on Form 10-K

Telemundo Local Television Stations

As of December 31, 2011, Telemundo owned 15 local television stations, including 14 local television stations affiliated with the Telemundo network and an independent television station in Puerto Rico. The table below presents a summary of these television stations, which collectively reached approximately 55% of U.S. Hispanic television households as of December 31, 2011.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	13%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	4%
Chicago, IL	WSNS-TV	5	4%
Dallas-Fort Worth, TX	KXTX	6	4%
San Antonio, TX	KVDA(d)	7	3%
San Francisco-Oakland-San Jose, CA	KSTS	8	3%
Phoenix, AZ	KTAZ	9	2%
Fresno, CA	KNSO(d)	14	2%
Denver, CO	KDEN	16	2%
Las Vegas, NV	KBLR	23	1%
Boston, MA	WNEU(d)	24	1%
Tucson, AZ	KHRR	25	1%
Puerto Rico	WKAQ	—	—

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 14 million U.S. Hispanic households as of December 31, 2011.

(c)

Based on Nielsen estimates for the 2011-12 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation – Broadcast Television – Ownership Limits – National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

Our Filmed Entertainment segment consists of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and increasingly through other distribution platforms. We also develop, produce and license stage plays. Our content consists of theatrical films, direct-to-video titles and our film library, which is comprised of approximately 4,500 titles in a variety of genres.

We produce films both on our own and jointly with other studios or production companies, as well as with other entities. Our films are produced under both the Universal Pictures and Focus Features names. Our films are marketed and distributed worldwide primarily through our own marketing and distribution companies. We also acquire distribution rights to films produced by others, which may be limited to particular geographic regions, specific forms of media or certain periods of time.

After their theatrical release, we distribute our films globally for home entertainment use on DVD and in various digital formats, which includes the licensing of our films to third parties for electronic sell-through over the Internet.

We also license our films, including selections from our film library, to all forms of television, including broadcast, cable and premium networks, and pay-per-view and video on demand services. These arrangements for

Comcast 2011 Annual Report on Form 10-K	10

theatrical films generally provide for a specified number of exhibitions during a fixed term and include exclusive exhibition rights for the licensing of films for specified periods of time.

In response to the high cost of producing films, we have entered, and may continue to enter, into film cofinancing arrangements with third parties, including both studio and nonstudio entities, to jointly finance or distribute certain of our film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film.

Our Filmed Entertainment segment primarily generates revenue from the worldwide theatrical release of our owned and acquired films, content licensing and home entertainment. Content licensing revenue is generated from the licensing of our owned and acquired films to broadcast, cable and premium networks, as well as other distribution platforms. Home entertainment revenue is generated from the licensing and sale of our owned and acquired films through DVD sales to retail stores, rental kiosks and subscription by mail, as well as through digital media platforms, including electronic sell through. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as CityWalk, a dining, retail and entertainment complex. Universal Orlando also features three on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood consists primarily of Universal Studios Hollywood. In addition, we license the right to use the Universal Studios brand name, certain characters and other intellectual property to third parties that own and operate the Universal Studios Japan theme park in Osaka, Japan and the Universal Studios Singapore theme park on Sentosa Island, Singapore. We also own a water park, Wet ‘n Wild, located in Orlando.

Our Theme Parks segment licenses the right to use a substantial amount of intellectual property from third parties for its themed elements in rides, attractions, retail outlets and merchandising.

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverage and merchandise.

Competition

Cable Communications

Competition for the cable services we offer primarily includes direct broadcast satellite (“DBS”) providers and phone companies. These competitors offer features, pricing and packaging for cable services that are comparable to the pricing and services we offer. Recently, new video services and devices have emerged that offer Internet video streaming and downloading of movies, television shows and other video programming, some of which charge a nominal or no fee for access. The success of these new services could negatively impact the demand for our video services, including our DVR, premium networks and On Demand services. Moreover, newer services in wireless technology, such as 3G and 4G wireless broadband services, may compete with our cable and high-speed Internet services, and our voice services are facing increased competition as a result of wireless and Internet-based phone services. In addition, technological advances and product innovations are increasing at a rapid pace and, as a result, the number of choices available to our customers is likely to increase, thereby further intensifying competition.

11	Comcast 2011 Annual Report on Form 10-K

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming and other information to receiving dishes located on the customer’s premises

•	certain phone companies that have built and continue to build fiber-optic-based networks that provide cable services similar to ours, which now overlap a substantial portion of our service areas

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•	satellite master antenna television (“SMATV”) systems that generally serve MDUs, office complexes and residential developments

•	online services and devices that offer Internet video streaming and distribution of movies, television shows and other video programming

In recent years, Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable services. The FCC adopted rules favoring new investment by certain phone companies in networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video service offerings. See “Legislation and Regulation” below for additional information.

Direct Broadcast Satellite Providers

According to recent government and industry reports, conventional medium-power and high-power satellites provide video programming to 34 million subscribers in the United States. DBS providers with high-power satellites typically offer video services substantially similar to our video services. Two companies, DIRECTV and DISH Network, provide service to substantially all of these DBS subscribers. DBS providers also have marketing arrangements with certain phone companies in which the DBS provider’s video services are sold together with the phone company’s high-speed Internet and phone services.

Phone Companies

Certain phone companies, in particular AT&T, Verizon and CenturyLink, have built and are continuing to build wireline fiber-optic-based networks, in some cases using Internet protocol technology, that provide video and high-speed Internet services in substantial portions of our service areas. These and other phone companies also may market DBS video services in certain areas where they provide only high-speed Internet and phone service.

Other Wireline Providers

Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to phone companies, various other companies, including those that traditionally have not provided cable services and have substantial financial resources (such as public utilities, including those that own some of the poles to which our cables are attached), have obtained cable franchises and provide competing cable services. These and other cable systems offer cable services in some areas where we hold franchises. We anticipate that facilities-based competitors may emerge in other franchise areas that we serve.

Comcast 2011 Annual Report on Form 10-K	12

Satellite Master Antenna Television Systems

Our cable services also compete for customers with SMATV systems. SMATV system operators typically are not subject to regulation in the same manner as local, franchised cable system operators. SMATV systems offer their subscribers both improved reception of local television broadcast stations and much of the programming offered by our cable systems. In addition, some SMATV system operators offer packages of video, Internet and phone services to their residential and business subscribers.

Other Video Competitors

Our cable services also may compete for customers with other companies, such as:

•

online services and devices that offer Internet video streaming and downloading of movies, television shows and other programming, which in some cases may be viewed on traditional televisions or, more recently, on Internet-connected televisions

•	local television broadcast stations that provide multiple channels of free over-the-air programming

•	wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming online and through mobile applications using smartphones and tablets

•	video rental services and home video products

Some of these competitors offer their services for free or charge a nominal fee for access to their content.

High-Speed Internet Services

We compete with a number of companies offering Internet services, many of which have substantial resources, including:

•	wireline phone companies

•	Internet service providers

•	wireless phone companies and other providers of wireless Internet service

•	power companies

Digital subscriber line (“DSL”) technology allows Internet access to be provided to customers over phone lines at data transmission speeds substantially greater than those of dial-up modems. Phone companies and certain other companies offer DSL service, and several of these companies have increased transmission speeds, lowered prices or created bundled service packages. In addition, some phone companies, such as AT&T, Verizon and CenturyLink, have built and are continuing to build fiber-optic-based networks that allow them to provide data transmission speeds that exceed those that can be provided with DSL technology and are now offering these higher speed services in many of our service areas. The FCC has reduced the obligations of phone companies to offer their broadband facilities on a wholesale or retail basis to competitors, and it has freed their DSL services of common carrier regulation.

Various wireless companies are offering Internet services using a variety of types of networks, including 3G and 4G wireless high-speed Internet networks (which employ LTE, WiMax and other technology standards) and Wi-Fi networks. These networks work with devices such as wireless data cards and wireless embedded devices, such as smartphones, laptops, tablets, and mobile wireless routers that connect to such embedded devices. Some of these services are similar to ours. In addition, a growing number of commercial venues, such as retail malls, restaurants and airports, offer Wi-Fi service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and other Internet access networks.

13	Comcast 2011 Annual Report on Form 10-K

Voice Services

Our voice services compete against wireline phone companies, including competitive local exchange carriers (“CLECs”), wireless phone service providers and other VoIP service providers, such as Skype. Certain phone companies, such as AT&T and Verizon, have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources.

Business Services

Our business services primarily compete with a variety of phone companies, including CLECs. These companies either operate their own network infrastructure or rely on reselling another carrier’s network. Phone companies and CLECs generally lack business cable television offerings. In those situations, we often compete with satellite operators.

Advertising

We compete for the sale of advertising with a wide variety of media, including local television broadcast stations, national television broadcast networks, national and regional cable networks, online and mobile outlets, radio stations and print media.

NBCUniversal Segments

Cable Networks and Broadcast Television

Our cable networks, broadcast networks and owned local television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including broadcast and cable networks, local television broadcast stations, premium networks, home entertainment, pay-per-view and video on demand services, online activities, including Internet streaming and downloading and websites providing social networking and user-generated content, and other forms of entertainment, news and information. In addition, our cable networks, broadcast networks and owned local television stations compete for advertising revenue with other national and local media, including other television networks, television stations, online and mobile outlets, radio stations and print media.

Our cable networks, broadcast networks and owned local television stations compete for the acquisition of programming and for on-air and creative talent with other cable and broadcast networks and local television stations. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant.

Our cable networks compete with other cable networks for distribution by multichannel video providers. Our broadcast networks compete with the other broadcast networks in markets across the United States to secure affiliations with independently owned television stations, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

In addition, our cable and broadcast television production operations compete with other production companies and creators of content for the acquisition of story properties, creative, performing and technical personnel, exhibition outlets and consumer interest in their products.

Filmed Entertainment

Our filmed entertainment business competes for audiences for its films and other entertainment content with other major studios, and, to a lesser extent, with independent film producers, as well as with alternative forms of entertainment. Our competitive position primarily depends on the number of films we produce, their distribution and marketing success, and consumer response. Our filmed entertainment business also competes to obtain creative, performing and technical talent, including writers, actors, directors and producers, and

Comcast 2011 Annual Report on Form 10-K	14

scripts for films. Our filmed entertainment business also competes with the other major studios and other producers of entertainment content for distribution of their content through various exhibition and distribution outlets and on digital media platforms.

Theme Parks

Our theme parks business competes with other multi-park entertainment companies. We also compete with other forms of entertainment, lodging, tourism and recreational activities. In order to maintain the competitiveness of our theme parks, we have invested and continue to invest in existing and new theme park attractions and infrastructure. The investment required to introduce new attractions in our theme parks can be significant.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Operating Results – Seasonality and Cyclicality” for additional information.

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses, which are also subject to other regulation by federal, state, local and foreign authorities under applicable laws and regulations, as well as under agreements we enter into with franchising authorities. In addition, our businesses are subject to compliance with the terms of the FCC Order approving the NBCUniversal transaction (the “NBCUniversal Order”) and a consent decree entered into between us, the DOJ and five states (the “NBCUniversal Consent Decree”), which contain conditions and commitments of varying duration, ranging from three to seven years. In addition, certain other aspects of the NBCUniversal Consent Decree are subject to oversight by a federal district court until at least 2013. Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, which may significantly affect our businesses. We are unable to predict any such changes, or how any such changes will ultimately affect our businesses. The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the NBCUniversal Order, the NBCUniversal Consent Decree and other legislation for further information.

Cable Services

Video Services

Pricing and Packaging

The Communications Act and FCC regulations limit the prices that cable operators may charge for basic video service, equipment and installation. These rules do not apply to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates. As a result, approximately 80% of our video customers are not subject to rate regulation. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations, including proposals that would require cable operators to offer programming networks on an a la carte or themed-tier basis instead of, or in addition to, our current packaged offerings. As discussed under “Legal Proceedings,” we and others are currently involved in litigation that could force us and other multichannel video providers to offer programming networks on an a la carte basis. Additionally, uniform pricing requirements under the Communications Act

15	Comcast 2011 Annual Report on Form 10-K

may affect our ability to respond to increased competition through offers that aim to retain existing customers or regain those we have lost.

Program Carriage/License Agreements

The Communications Act and FCC regulations prohibit cable operators and other multichannel video providers from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC recently adopted regulations that we believe increase the likelihood of program carriage complaints and is considering proposals to further expand program carriage regulations that may be disadvantageous to us. In December 2011, an FCC Administrative Law Judge ruled against us in a program carriage complaint initiated by The Tennis Channel. We have challenged that decision at the FCC and, if necessary, will challenge the decision in court. We have been involved in other program carriage disputes at the FCC and may continue to be subject to program carriage complaints in the future. The NBCUniversal Order also prohibits discriminating against a network on the basis of its non-affiliation in the selection, terms or conditions for carriage, under a standard that is comparable to existing law. It also requires that, if we place news and/or business news channels in a channel lineup “neighborhood,” we must place all independent news and business news channels in that neighborhood; Bloomberg Television has filed a complaint that attempts to invoke this condition. Adverse decisions in disputes under the program carriage regulations or NBCUniversal Order conditions could negatively affect our business.

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial television stations. Alternatively, local television stations may choose to negotiate with a cable operator for retransmission consent, under which the station gives up its must-carry right and instead seeks to negotiate a carriage agreement with the cable operator. Such an agreement may involve payment of compensation to the station. We have recently begun paying certain local television stations in exchange for their required consent for the retransmission of broadcast programming to our video services customers and expect to continue to be subject to increasing demands for direct monetary compensation and other concessions from local television stations.

Now that broadcasters have completed their transition from analog to digital transmission, cable operators generally are required to carry the primary digital programming stream of local broadcast stations, as well as an analog version of the primary digital programming stream on systems that are not all digital. These requirements are scheduled to last until June 12, 2012, subject to possible extensions. For information on must-carry and retransmission consent issues relating to our broadcast television business, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Leased Access

The Communications Act requires a cable system to make available up to 15% of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. While we have not been required to devote significant channel capacity to leased access to date, the FCC has adopted regulations that dramatically reduce the rates we can charge for leased access channels, although their implementation has been stayed by a federal court pending the outcome of a challenge brought by us and other cable operators and also has been blocked by the Office of Management and Budget. If implemented, these regulations could adversely affect our business by significantly increasing the number of cable system channels occupied by leased access users and by significantly increasing the administrative burdens and costs associated with complying with such regulations.

Comcast 2011 Annual Report on Form 10-K	16

Cable Equipment

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. With the exception of certain one-way devices, like digital transport adapters, these regulations prohibit cable operators from deploying new set-top boxes that perform both channel navigation and security functions. As a result, most set-top boxes that we purchase must rely on a separate security device known as a CableCARD. In addition, the FCC has adopted regulations aimed at promoting the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable system with a CableCARD and receive one-way video services without the need for a set-top box. In addition, cable operators must provide a credit to customers who use plug-and-play equipment purchased at retail and allow them to self-install CableCARDs rather than having to arrange for professional installation. The FCC also is considering proposals to supplant CableCARDs with another technology that would enable retail video devices to work on any multichannel video provider system, not just a cable system. These proposals could impose substantial costs on us and impair our ability to innovate. Federal and state legislators and regulators also are considering proposals to impose energy efficiency requirements on our set-top boxes and certain network equipment. In addition, the NBCUniversal Order requires us to fulfill commitments designed to improve the parental control tools and information available to parents, including providing navigation and blocking capabilities for certain set-top boxes.

MDUs and Inside Wiring

FCC regulations prohibit exclusive video service access agreements between cable operators and MDUs or other private residential real estate developments, as well as our enforcement of exclusivity provisions in any of our pre-existing access agreements. FCC regulations also facilitate competitors’ access to the cable wiring inside such properties.

Pole Attachments

The Communications Act permits the FCC to regulate the rates that pole-owning utility companies (with the exception of municipal utilities and rural cooperatives) charge cable systems for attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the terms of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole attachment rate standards. Utility companies initiated a proceeding in 2009 at the FCC seeking to apply the telecommunications services pole rate formula to all pole attachments over which cable operators provide phone services using interconnected VoIP technology, which is the type of technology we use for our voice services. The pole attachment rates applicable to telecommunications services were significantly higher than the rates we currently pay. In June 2011, the FCC adopted a pole rate formula that reduces the rates for telecommunications service pole attachments to levels that are at or near the rates for cable attachments, but utility companies are able to rebut certain presumptions in the new formula, and it is expected that most will attempt to do so. A group of power utility companies has challenged that ruling in the U.S. Court of Appeals for the D.C. Circuit.

Vertical Ownership Limit

The FCC is assessing whether to revise a limit on the number of affiliated programming channels that a cable operator may carry on a cable system. The FCC’s previous limit of 40% of the first 75 channels carried on a cable system was struck down by a federal appellate court in 2001, although the FCC continues to enforce it. The FCC previously clarified that, under the 40% limit, cable systems with 75 or more channels must carry at least 45 unaffiliated channels. Our cable systems routinely carry more than 45 unaffiliated channels, and we currently comply with the 40% limit. Compliance could become more difficult depending on what regulations, if any, the FCC adopts.

17	Comcast 2011 Annual Report on Form 10-K

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

FCC regulations establish franchising processes and obligations for new entrants that are different from those applicable to existing providers. For example, these regulations limit the range of financial, construction and other commitments that franchising authorities can request of new entrants and preempt certain local “level playing field” franchising requirements. In addition, approximately half of the states in which we operate have enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants. Some of these statutes also allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the new entrant provide service to all parts of the franchise area or permitting the new entrant to designate only those portions it wishes to serve. Certain of these statutes allow incumbent cable operators to opt into the new state franchise where a competing state franchise has been issued for the incumbent cable operator’s franchise area. However, even in those states, the incumbent cable operators often are required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

Copyright Regulation

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The possible modification or elimination of this copyright license is the subject of ongoing legislative and administrative review. The Satellite Television Extension and Localism Act of 2010 (“STELA”) made revisions to a cable operator’s compulsory copyright license to remove a number of uncertainties regarding the license’s operation. In particular, STELA clarifies that, in exchange for certain additional payments, cable operators can limit the royalty calculation associated with retransmission of an out-of-market broadcast station to those cable subscribers who actually receive the out-of market station. The new law also clarifies that cable operators must pay additional royalty fees for each digital multicast programming stream from an out-of market broadcast station they retransmit that does not duplicate the content of the station’s primary stream. It also establishes an audit mechanism for copyright owners to review a cable operator’s copyright royalty reporting practices. As required by STELA, the Copyright Office, the GAO and the FCC all issued reports to Congress in 2011 that generally supported an eventual phase out of the compulsory licenses, although they also acknowledged the potential adverse impact on cable and satellite subscribers and the absence of any clear marketplace alternative to the compulsory licenses. If adopted, a phase-out plan could adversely affect our ability to obtain broadcast station programming and substantially increase our programming costs.

High-Speed Internet Services

We provide high-speed Internet services over our cable distribution system. In 2002, the FCC ruled that high-speed Internet services such as ours are interstate information services that are not subject to regulation as a

Comcast 2011 Annual Report on Form 10-K	18

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

The FCC has adopted so-called “open Internet” regulations applicable to broadband Internet service providers (“ISPs”). The regulations require broadband ISPs such as us to disclose information regarding network management, performance and commercial terms of the service; bar broadband ISPs from blocking access to lawful content, applications, services or non-harmful devices; and bar wireline broadband ISPs such as us from unreasonably discriminating in transmitting lawful network traffic. The no-blocking and non-discrimination requirements allow for reasonable network management. The FCC has not prohibited speed tiers or usage-based pricing, but has specifically noted that so-called “paid prioritization” (i.e., charging content, application and service providers for prioritizing their traffic over our last-mile facilities) or an ISP’s prioritizing its own content likely would violate these regulations. These regulations are being challenged in federal court by a number of parties. However, under the NBCUniversal Order and the NBCUniversal Consent Decree, we are required to comply with the open Internet regulations regardless of whether they are invalidated in court or otherwise rescinded, and they apply to any set-top box we provide that enables a customer to receive broadband Internet access service.

In addition, the NBCUniversal Order and NBCUniversal Consent Decree include various conditions and commitments requiring us to expand our broadband service areas, to continue to offer all of our high-speed Internet service speed tiers on a standalone basis at reasonable market-based prices, to offer a new standalone 6 megabits per second downstream service at $49.95 per month for three years, to maintain a high-speed Internet service of at least 12 megabits per second downstream across most of our footprint, and to not discriminate in how we treat so-called “specialized services” (defined as services we provide over the same last-mile facilities as our high-speed Internet service, but not including our high-speed Internet service, video services or voice services). Over the course of 2011, we have taken a number of steps to comply with these conditions.

A federal program known as the Universal Service program generally requires telecommunications service providers to collect and pay a fee based on revenue from their services into a fund used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. In November 2011, the FCC issued an order that would substantially change the way that a majority of Universal Service funds are allocated. By focusing on broadband deployment, and moving away from supporting traditional telephone service, the changes could assist some of our competitors in more effectively competing with our service offerings, while others could receive less funding. The actual impact is unknown because the funding cost allocation model has not yet been finalized by the FCC.

In addition, in November 2011 the FCC initiated a further rulemaking on Internet protocol interconnection issues, which may have an impact on Internet interconnection arrangements. We have a number of peering and transit arrangements with other network operators, and these arrangements historically have not been regulated by the FCC. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business. In addition, Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial e-mail. State and local governments also have adopted Internet-related regulations. Furthermore, Congress, the FCC and certain state and local governments are considering proposals to impose customer service, quality of service, expanded copyright protection requirements, taxation, child safety, privacy and standard pricing regulations on high-speed Inter-

19	Comcast 2011 Annual Report on Form 10-K

net service providers. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Voice Services

We provide voice services by using interconnected VoIP technology. The FCC has adopted a number of regulations for providers of nontraditional voice services such as ours, including regulations relating to customer proprietary network information, local number portability duties and benefits, disability access, E911, CALEA and contributions to the Universal Service Fund, but has not yet ruled on the appropriate classification of voice services using interconnected VoIP technology. The regulatory environment for our voice services therefore remains uncertain at both the federal and the state levels. Until the FCC definitively classifies voice services using interconnected VoIP technology for state and federal regulatory purposes, state regulatory commissions and legislatures may continue to investigate imposing regulatory requirements on our voice services. While more than 20 states have enacted legislation precluding regulation of VoIP-based service, a few state public utility commissions are conducting proceedings that could lead to the imposition of state telephone regulations on our voice services. For example, state commissions in Vermont and New Hampshire have issued orders finding that our voice service qualifies as a telecommunications service subject to state regulation, although we have challenged or intend to challenge both orders.

Because the FCC has not determined the appropriate classification of our voice services, the precise scope of phone company interconnection regulations applicable to us as a provider of nontraditional voice services is not clear. In light of this uncertainty, providers of nontraditional voice services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone company networks by contracting with an existing CLEC, whose right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies is set forth in the Communications Act. We have arranged for such interconnection rights through our own CLECs. While some traditional wireline phone companies have challenged our right to interconnect directly with them, we have prevailed in all of these challenges, and no such challenges are currently pending. That said, if a regulatory or judicial authority were to deny our ability to interconnect through one of our CLECs, our ability to provide voice services and compete in the area in question would be negatively impacted. In November 2011, the FCC issued an order clarifying the entire intercarrier compensation regime, which governs the arrangements by which telecommunications carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, or VoIP. The FCC order affirmed the right of CLECs to collect intercarrier compensation when providing interconnection for VoIP providers. However, the FCC’s order is currently under appeal with the Tenth Circuit Court of Appeals.

Other Cable Services Regulations

State and Local Taxes

Some states and localities have imposed or are considering imposing new or additional taxes or fees on the cable services we offer, or imposing adverse methodologies by which taxes or fees are computed. These include combined reporting or other changes to general business taxes, central assessments for property tax, and taxes and fees on video, high-speed Internet and voice services. We and other cable industry members are challenging certain of these taxes through administrative and court proceedings. In addition, in some situations our DBS competitors and other competitors that deliver their services over a high-speed Internet connection do not face similar state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar states from imposing taxes on DBS providers that are equivalent to the taxes or fees that we pay.

Comcast 2011 Annual Report on Form 10-K	20

Cable Networks

Program Access

The Communications Act and FCC regulations generally prevent cable networks affiliated with cable operators, other than terrestrially-delivered programming networks, from favoring affiliated cable operators over competing multichannel video providers, such as DBS providers and phone companies that offer multichannel video programming services, and limit the ability of these cable networks to offer exclusive programming arrangements to affiliated cable operators. This restriction is scheduled to end on October 5, 2012, although the FCC will evaluate whether it should extend that date. In addition, FCC regulations allow multichannel video providers to file program access complaints to try to show that their lack of access to a terrestrially-delivered programming network has hindered significantly their ability to deliver video programming to subscribers. Regardless of whether the FCC decides to sunset the exclusivity prohibitions in 2012, we will be subject to program access obligations under the terms of the NBCUniversal Order.

The FCC launched a rulemaking in 2007 to consider whether companies that own multiple cable networks should be required to make each of their networks available to multichannel video providers on a stand-alone or “unbundled” basis when negotiating distribution agreements, although it has not further acted on that rulemaking. We currently offer our cable networks on both a bundled and, when requested, on a stand-alone basis. Increased regulatory requirements imposed on the manner in which we negotiate programming distribution agreements with multichannel video providers may adversely affect our cable networks business.

Under the terms of the NBCUniversal Order, multichannel video providers can invoke commercial arbitration for program access pursuant to conditions adopted in the NBCUniversal Order against our cable networks, including our regional sports and news networks. In addition, under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration pursuant to conditions adopted in the NBCUniversal Order and NBCUniversal Consent Decree to resolve disputes regarding the availability of, and the terms and conditions of access to, such programming. For more information on these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Children’s Programming

The Children’s Television Act (“CTA”) and FCC regulations limit the amount and content of commercial matter that may be shown on cable networks and broadcast networks during programming originally produced and broadcast primarily for an audience of children under 13 years of age. The FCC is currently considering whether to prohibit interactive advertising during children’s television programming. The NBCUniversal Order includes certain commitments and conditions related to children’s television and advertising directed at children, including commitments that we will not insert interactive advertising into children’s television programming in any of the advertising spots we control, either as a multichannel video provider or as the programmer, and that we will provide at least $15 million worth of public service announcements on childhood obesity, FDA nutritional guidelines, digital literacy, and parental controls per year until 2016.

Broadcast Television

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

21	Comcast 2011 Annual Report on Form 10-K

licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC regulations; and there have been no violations by the licensee of the Communications Act or FCC regulations, which, taken together, indicate a pattern of abuse.

In addition, CTA and FCC regulations also require that the FCC consider in its review of broadcast television station license renewals whether the station has served the educational and informational (“E/I”) needs of children. Under the FCC’s regulations, a station licensee will be deemed to have met its obligation to serve the E/I needs of children if it has broadcast on its main program stream a minimum of three hours per week of programming that has a significant purpose of serving the E/I needs of children under 17 years of age. For broadcast television stations that multicast, FCC regulations include a similar standard whereby the amount of E/I programming deemed to meet the station’s E/I obligation increases in proportion to the amount of free multicast programming aired. Under the NBCUniversal Order, we have committed to provide an additional hour of E/I programming per week on either the primary or multicast streams of our owned NBC affiliated local television stations and on the primary signal of our owned Telemundo affiliated local television stations. FCC regulations also limit the display during children’s programming of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. The FCC is considering whether the requirements for E/I programming have been effective in promoting the availability of educational content for children on broadcast television, and there can be no assurance that the FCC will not impose more stringent requirements.

Under the NBCUniversal Order, we have committed to expand local news and information programming on our owned local television stations and to enter into cooperative arrangements with locally focused nonprofit news organizations in certain markets.

Renewal applications are pending for a number of our broadcast television station licenses. The FCC may grant any license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted. A station’s authority to operate is automatically extended while a renewal application is on file and under review. Three pending applications have been formally opposed by third parties and other applications are pending due to unresolved complaints of alleged indecency in the stations’ programming. The Communications Act also requires prior FCC approval for any sale of a broadcast station license, whether through the assignment of the license and related assets from one company to another or the transfer of control of the stock or other equity of a company holding an FCC license. Third parties may oppose such applications. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals or that approvals in the future will contain acceptable FCC license conditions.

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific levels in local television stations, as well as other specified mass media entities, such as limits on the cross–ownership of broadcast stations and newspapers in the same market. The FCC, by law, must review the ownership regulations detailed below once every four years, and the most recent review was initiated in December 2011 (“2011 Media Ownership Notice”). In addition, there is pending litigation relating to regulations adopted in a prior review. We cannot predict when the pending litigation or the FCC’s current review will be completed or whether or how any of these regulations will change.

Local Television Ownership

Under the FCC’s local television ownership rule, a licensee may own up to two broadcast television stations in the same DMA, as long as at least one of the two stations is not among the top four-ranked stations in the

Comcast 2011 Annual Report on Form 10-K	22

market based on audience share as of the date an application for approval of an acquisition is filed with the FCC and at least eight independently owned and operating full-power broadcast television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. The 2011 Media Ownership Notice proposes minor modifications to the local television ownership rule. It also raises questions regarding whether local news-sharing agreements and shared services agreements should count toward the FCC’s ownership limitations.

National Television Ownership

The Communications Act and FCC regulations limit the number of television stations one entity may own or control nationally. Under the rule, no entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. Our owned local television station reach does not exceed this limit.

Foreign Ownership

The Communications Act generally limits foreign ownership in a broadcast station to 20% direct ownership and 25% indirect ownership (i.e., through one or more subsidiaries), although the limit on indirect ownership can be waived if the FCC finds it to be in the public interest. These limits have been held to apply to both voting control and equity, as well as to ownership by any form of entity, including corporations, partnerships and limited liability companies.

Dual Network Rule

The dual network rule prohibits any of the four major television broadcast networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.

Must-Carry/Retransmission Consent

Every 3 years, each commercial television station must elect for each cable system in its DMA either must-carry or retransmission consent. Federal law and FCC regulations also establish a must-carry/retransmission consent election regime for carriage of commercial television stations by satellite providers. Through the period ending December 31, 2011, all of the NBC network owned local television stations elected retransmission consent and the Telemundo network owned local television stations elected must-carry or retransmission consent depending on circumstances within their respective DMAs. For the period beginning on January 1, 2012 and ending on December 31, 2014, all of the NBC network and Telemundo network owned local television stations elected retransmission consent.

In enacting STELA in 2010, Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast stations. STELA expressly extended to January 1, 2015 an existing prohibition against commercial television stations entering into exclusive retransmission consent agreements with multichannel video providers and also extended a requirement that commercial television stations and multichannel video providers negotiate retransmission consent agreements in good faith. Several other multichannel video providers and third parties filed a petition asking the FCC to initiate a rulemaking to consider changes to the current retransmission consent regulations and also asked Congress to review the issue. The FCC launched a rulemaking in 2011 that, among other things, seeks comment on proposals to modify the good faith negotiating standard and to eliminate regulations providing local television stations with exclusivity protections in their markets for network and syndicated programming. Legislation has been introduced that would eliminate both must-carry and retransmission consent as well as more narrow legislation that would establish an arbitration mechanism to resolve impasses in retransmission consent negotiations. We cannot predict what new laws or regulations, if any, may be adopted or how any

23	Comcast 2011 Annual Report on Form 10-K

such laws or regulations would affect our businesses. In addition to potential remedies under the general retransmission consent regime, multichannel video providers may invoke commercial arbitration under rules established in the NBCUniversal Order to resolve any disputes regarding carriage of any of our owned and operated television stations.

Internet Distribution

Under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable, broadcast and film programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration under conditions adopted in the NBCUniversal Order and NBCUniversal Consent Decree to resolve disputes regarding the availability, and the terms and conditions of access to, such programming. In addition, we are required to continue distributing programming via nbc.com that is generally equivalent to the programming that we distributed via nbc.com as of January 1, 2011, on generally equivalent terms and conditions, so long as at least one of the other major broadcast networks continues to distribute some programming in a similar fashion. If the two other broadcast network owners of Hulu renew their agreements, we must either continue to provide content to Hulu on the terms in place as of January 2011 or enter into agreements on substantially the same terms as the broadcast network that provides the most economically favorable terms to Hulu.

Broadcast Spectrum

The FCC’s National Broadband Plan recommends that, as part of an FCC effort to make more spectrum available for mobile wireless broadband, the FCC reallocate up to 120 MHz of spectrum from the broadcast television bands. Among other things, it recommends updating television service area and distance separation regulations, repacking current television station channel assignments, as well as sharing frequencies and the reallocation of 120 MHz of spectrum from the broadcast television bands for broadband use.

The plan also urges Congress to authorize incentive auctions to allow incumbents like broadcast television licensees to turn in spectrum rights and share in auction proceeds and calls for authority to assess spectrum fees on commercial, full-power local television stations. Bills have been introduced in Congress that would authorize the FCC to conduct such incentive auctions and to share the proceeds with the broadcast licensees who relinquish their spectrum for such auctions, but only to the extent such relinquishment is voluntary on the part of the broadcast licensee. In November 2010, the FCC proposed to allow the sharing of television channels by multiple TV stations, sought input on improving reception in the VHF band and proposed changes to allow fixed and mobile wireless broadband services in the broadcast television bands. The FCC has emphasized that it does not intend to decrease broadcasters’ carriage rights and that it believes each sharing station will be licensed individually, with the rights and obligations that accompany that license. We cannot predict whether or how any such regulations or actions might affect our businesses.

Indecency

FCC regulations prohibit the broadcast of obscene material on television stations at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating this prohibition because the vagueness of the relevant FCC definitions makes it difficult to apply. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy that had generally considered all indecent words or phrases within a given program as constituting a single violation. The maximum penalty for broadcasting indecent or profane programming is $325,000 per indecent or profane utterance.

Indecency regulation is the subject of ongoing court review, regarding both the FCC’s “fleeting expletives” policy and the FCC’s definition of what constitutes indecent material. The Second Circuit Court of Appeals ruled that the FCC’s indecency policy is unconstitutional because it is “impermissibly vague,” although the ruling is now under review by the Supreme Court. From time to time, we have received and may receive in the

Comcast 2011 Annual Report on Form 10-K	24

future letters of inquiry from the FCC prompted by complaints alleging that certain programming on our owned local television stations included indecent or profane material. In addition, some policymakers support the extension of indecency regulations to cable networks. Increased content regulation, particularly if it is vague and difficult to apply, could have an adverse effect on our broadcast and cable networks businesses.

Sponsorship Identification

Federal legislation and FCC regulations provide that whenever a broadcast station transmits any programming for which it has received money, service or other valuable consideration, it must provide an accurate on-air identification of the sponsor of the programming. The FCC is examining whether “embedded advertising,” such as product placements and product integration, in broadcast programming should be subject to stricter disclosure requirements and whether the sponsorship identification regulations should be extended to cable networks.

International Regulation

International regulation of television broadcasting varies widely according to jurisdiction and includes the regulation of programming and advertising. For example, the European Union (“EU”) establishes minimum levels of regulation across all EU member states focused on content and advertising, which also extends to nonlinear television services, although EU countries are free to impose stricter regulation in certain areas. The majority of our European channels are under United Kingdom jurisdiction and therefore subject to stricter regulation by its regulator.

Filmed Entertainment

Our filmed entertainment business is subject to the provisions of so-called “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. These laws substantially restrict the licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, under various consent judgments, federal and state antitrust laws and state unfair competition laws, our motion picture company is subject to certain restrictions on trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis. The Federal Trade Commission (“FTC”) has called for stronger industry safeguards applicable to the marketing of violent movies to children.

In countries outside the United States, there are a variety of existing or contemplated governmental laws and regulations that may affect our ability to distribute and license motion picture and television products, as well as consumer merchandise products, including film screen quotas, television quotas, regulation of content, regulated contract terms, product safety and labeling requirements, discriminatory taxes and other discriminatory treatment of U.S. products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements.

Theme Parks

Our theme parks are subject to various regulations, including laws and regulations regarding environmental protection, privacy and data protection, consumer product safety and theme park operations, such as health, sanitation, safety and fire standards and liquor licenses.

Other Areas of Regulation

Intellectual Property

Copyright, trademark, unfair competition, patent, trade secret and Internet/domain laws of the United States and other countries help protect our intellectual property rights. In particular, piracy of programming and films through unauthorized distribution of counterfeit DVDs, peer-to-peer file sharing and other platforms presents

25	Comcast 2011 Annual Report on Form 10-K

challenges for our cable networks, broadcast television and filmed entertainment businesses. The unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. The extent of copyright protection and the use of technological protections, such as encryption, are controversial. Modifications to existing laws that weaken these protections could have an adverse effect on our ability to license and sell our programming.

While many legal protections exist to combat piracy, laws in the United States and internationally continue to evolve, as do technologies used to evade these laws. We have actively engaged in the enforcement of our intellectual property rights and likely will continue to expend substantial resources to protect our content. The repeal of laws intended to combat piracy and protect intellectual property or weakening of such laws or enforcement in the United States or internationally, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value and further increasing the costs of enforcing our rights.

Copyright laws also require that we pay standard industry licensing fees for the public performance of music in the programs we distribute, such as local advertising and local origination programming on our cable systems, as well as the content we create. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, and we cannot predict with certainty what those fees will be in the future or if disputes will arise over them.

Privacy and Security Regulation

The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators. There are exceptions that permit such collection and disclosure for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. The Communications Act and FCC regulations also provide privacy protections for customer proprietary network information related to our voice services. Several states and numerous local jurisdictions have enacted privacy laws or franchise privacy provisions that apply to cable services.

The FTC has begun to exercise greater authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. In December 2010, the FTC staff issued a draft recommendation that privacy regulations should address consumer concerns over the collection and use of personal and profiling information, even in the absence of demonstrated consumer harm. In a December 2010 report, the Commerce Department also suggested an expansion of privacy protections, although with greater reliance on enforceable industry codes. Legislation has also been introduced in Congress that would regulate the use of personal and profiling information for advertising. In addition, the FTC is reviewing its implementation of the Children’s Online Privacy Protection Act (“COPPA”). COPPA imposes requirements on website operators and online services that are aimed at children under 13 years of age or that collect personal information or knowingly post personal information from children under 13 years of age. The FTC has proposed certain changes to its COPPA regulations that would expand the scope of the regulations.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been

Comcast 2011 Annual Report on Form 10-K	26

disclosed because of a security breach. In addition, the FTC is applying the “red flag rules,” which are designed to detect the warning signs of identity theft, in the Fair and Accurate Credit Transactions Act of 2003 to both financial institutions and creditors; we have established a compliance program as required under these rules.

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

Environmental Matters

Certain of our business operations are subject to environmental laws and regulations and involve air emissions, wastewater discharges, and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims or other costs or liabilities. We have been responsible for the cleanup of environmental contamination at some of NBCUniversal’s current and former facilities and at off-site waste disposal locations, although our share of the cost of such cleanups to date has not been material. Environmental requirements have become more stringent over time, and pending or proposed new regulations could impact our operations or costs. For example, climate change regulation, such as proposed greenhouse gas emissions limits or cap and trade programs, could result in an increase in the cost of electricity, which is a significant component of our operational costs at some locations. We are unable to accurately predict how these requirements might be changed in the future and how any such changes might affect our businesses.

Disabilities Access

Our businesses are subject to a number of requirements related to ensuring that our services are accessible to individuals with hearing and vision impairments. Among other things, our voice services and email services must be accessible to persons with disabilities; we must provide additional narrations of key visual elements (referred to as “video description”) on certain of our video services and programming; and we must include closed captioning on certain video programming delivered to our customers.

Other FCC Regulations

The FCC actively regulates other aspects of our businesses, including the mandatory blackout of syndicated, network and sports programming; customer service standards; loudness of commercial advertisements; political advertising; Emergency Alert System requirements; equal employment opportunity; lottery programming; recordkeeping and public file access requirements; telemarketing; technical standards relating to operation of the cable systems and television stations; and regulatory fees. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our businesses. In addition, while we believe that we are in substantial compliance with FCC regulations, we are occasionally subject to enforcement actions at the FCC, which can result in our having to pay fines to the agency or being subject to other sanctions.

27	Comcast 2011 Annual Report on Form 10-K

Employees

As of December 31, 2011, we employed approximately 126,000 employees, including part-time employees. Of these employees, approximately 85,000 were associated with our Cable Communications business and the remainder were associated with our NBCUniversal and other businesses. We also use freelance and temporary employees in the normal course of our business.

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

All of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of entertainment, information and communication products and services to consumers. Moreover, in recent years, Congress and various states have enacted legislation and the FCC has adopted regulatory policies that have had the effect of providing a more favorable operating environment for some of our existing and potential new competitors.

While competition for the cable services we offer consists primarily of DBS operators and phone companies, we also directly compete against other providers of traditional cable services, including SMATV systems and companies that build competing cable systems in the same communities that we serve, as well as other companies that offer programming and other communications services, including high-speed Internet and phone services, to our customers and potential customers. These companies typically offer features, pricing and packaging for services comparable to our cable services. Furthermore, we began offering Verizon Wireless’ products and services in addition to our cable services in certain of our service areas in 2012, some of our phone company competitors, including Verizon, have their own wireless facilities, which we do not have, and have expanded or may expand their cable service offerings to include bundled wireless offerings, which may adversely affect our business and results of operations. Technological changes are further intensifying and complicating the competitive landscape, as companies continue to emerge that offer services or devices that enable Internet video streaming and downloading of movies, television shows and other video program-

Comcast 2011 Annual Report on Form 10-K	28

ming, and as wireless services and devices continue to evolve. In addition, we continue to seek ways to enhance and expand our existing cable services, such as by enhancing our video services offerings by developing applications for, and providing live television streaming on, devices such as tablets and smartphones, by increasing cross functionality among our services and by expanding our business services to medium-sized businesses. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow our cable communications business or to compete successfully in the future.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. We must compete to obtain talent, programming and other resources required in operating these businesses. For example, our cable and broadcast networks and owned local television stations compete for viewers with other similar networks and stations, as well as with other forms of entertainment and content available in the home, such as video games, DVDs and websites. More recently, we have begun competing for viewers with services that provide Internet video streaming and downloading of our competitors’ content and, in some cases, of the service’s own high-quality original content. They also compete for the sale of advertising time with other networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites. In addition, our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers. Our filmed entertainment business competes with other film studios and independent producers for sources of financing for the production of its films, for the exhibition of its films in theaters and for shelf space in retail stores for its DVDs and also competes for consumers with other film producers and distributors and all other forms of entertainment inside and outside the home. Our theme parks business also competes with other multi-park entertainment companies. For a more detailed description of the competition facing all of our businesses, see “Competition” above.

Our ability to compete effectively also is in part dependent on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and governmental authorities. There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have a material adverse effect on our business or results of operations.

Changes in consumer behavior driven by new technologies may adversely affect our competitive position, business and results of operations.

We operate in a highly competitive, consumer-driven and rapidly changing environment. New technologies have been, and will likely continue to be, developed that further increase the number of competitors we face and that drive changes in consumer behavior. These technologies may affect the demand for all of our products and services, as the number of entertainment choices available to, and the manners in which they are delivered to, consumers continue to increase. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our competitive position, business and results of operations.

New services and technologies that may compete with our video services include online services and devices that offer Internet video streaming and downloading of movies, television shows and other video programming that can be viewed on television sets and computers, as well as other devices such as smartphones, tablets and Internet-connected televisions. Some of these services charge a nominal or no fee for access to their content, which could adversely affect the demand for our video services, including for our premium networks, DVR and On Demand services. In addition, consumers are increasingly interested in accessing information, entertainment and communication services outside the home, and newer services in wireless Internet technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, and devices such

29	Comcast 2011 Annual Report on Form 10-K

as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, may compete with our high-speed Internet services. Our voice services are facing increased competition from wireless and Internet-based phone services as more people choose to replace their traditional wireline phone service with these phone services. The success of any of these ongoing and future developments may have an adverse effect on our cable communications’ competitive position, business and results of operations.

New technologies also are affecting consumer behavior in ways that affect how content is viewed, which may have a negative impact on NBCUniversal’s business and results of operations. For example, the increased availability of video on demand services, DVRs and video programming on the Internet (including high-quality original video programming that may be viewed only through Internet streaming services), as well as increased access to various media through wireless devices, have the potential to reduce the viewing of our content through traditional distribution outlets, which could adversely affect the price and amount of advertising that advertisers are willing to purchase from us, the amount multichannel video providers are willing to pay for our content and the levels of DVD and theatrical sales. Some of these new technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within our programming, which also may adversely impact the advertising revenue we receive. Delayed viewing and advertising skipping have the potential to become more common as the penetration of DVRs increases and content becomes increasingly available via video on demand services and Internet sources. These and other changes in technology, distribution platforms and consumer behavior could have an adverse effect on our competitive position, businesses and results of operations.

Programming expenses for our video services are increasing, which could adversely affect our future results of operations.

We expect programming expenses for our video services to continue to be our Cable Communications segment’s largest single expense item in the foreseeable future. The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming. In addition, as we add programming to our video services or distribute existing programming to more of our customers and through additional delivery platforms, we incur increased programming expenses. We have recently begun paying certain local television stations in exchange for their required consent for the retransmission of broadcast programming to our video services customers and expect to continue to be subject to increasing demands for direct monetary compensation and other concessions from local television stations. If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our results of operations. Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services and our business and results of operations could be adversely affected.

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet service and VoIP phone service industries. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify, and in some cases may adversely affect, the rights and obligations of cable operators and other entities under the Communications Act and other laws. Our broadcast television business also is highly regulated by federal laws and regulations, and our cable networks, filmed entertainment and theme parks businesses are subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, that have become more stringent over time, and the safety of consumer products and theme park operations. In addition, as a result of the NBCUniversal transaction, we are subject to the NBCUniversal

Comcast 2011 Annual Report on Form 10-K	30

Order and the NBCUniversal Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines and civil and criminal liability. Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, which could materially affect our results of operations. For a more detailed discussion of the risks associated with the regulation of all of our businesses, see “Business – Legislation and Regulation” above.

Weak economic conditions may have a negative impact on our business, results of operations and financial condition.

Weak economic conditions in the United States and internationally, including a weak U.S. housing market, persisted during 2011. A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. A continued or further decline in economic conditions, or an increase in price levels generally due to inflationary pressures, could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, customers may reduce the level of cable services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be increased by the expanded availability of free or lower cost competitive services, such as video streaming over the Internet, or substitute services, such as wireless Internet devices and smartphones. The weak economy negatively affected video services during 2011. Weak economic conditions also may have a negative impact on the advertising revenue of our cable communications, cable networks and broadcast television businesses. Weak economic conditions could also reduce prices that multichannel video providers pay for our cable networks’ programming and have reduced and could continue to reduce the performance of our theatrical and home entertainment releases in our filmed entertainment business and attendance and spending for our theme parks business. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us. Further, any disruption in the global financial markets may affect our ability to obtain financing on acceptable terms. If these weak economic conditions continue or deteriorate, our business, results of operations and financial condition may be adversely affected.

A decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations.

Our cable communications, cable networks and broadcast television businesses derive substantial revenue from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general, any of which may cause advertisers to alter their spending priorities based on these or other factors. In addition, advertisers’ willingness to purchase advertising may be adversely affected by lower audience ratings for our television programming. Changes in the advertising industry also could adversely affect the advertising revenue of our cable and broadcast networks. For example, we rely on Nielsen ratings and Nielsen’s audience measurement techniques to measure the popularity of our content. A change in such measurement techniques or the introduction of new techniques could negatively impact the advertising revenue we generate. Further, natural disasters, wars, acts of terrorism or other significant adverse news events could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and general economic uncertainty. Reductions in advertising expenditures could negatively impact our results of operations.

31	Comcast 2011 Annual Report on Form 10-K

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and our results of operations may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to acquire content increase.

Most of NBCUniversal’s businesses create and acquire media and entertainment content, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute television programming, filmed entertainment, theme park attractions and other content that meet the changing preferences of the broad domestic and international consumer market. We have invested, and will continue to invest, substantial amounts in our content, including in the production of original content on our cable and broadcast networks and for theme park attractions, before learning the extent to which it would earn consumer acceptance. In addition, poor theatrical performance of a film may require us to reduce our estimate of revenue from that film, which would accelerate the amortization of capitalized film costs and could result in a significant impairment charge. We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may be forced to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Moreover, particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size and the timing and amount of our rights payments, and there can be no assurance that revenue from these contracts will exceed our cost for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our results of operations may be adversely affected.

The loss of our programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses and results of operations.

Our cable networks depend on the maintenance of distribution agreements with multichannel video providers. Our broadcast networks depend on the maintenance of network affiliation agreements with third-party local television stations in the markets where we do not own the affiliated local television stations. In addition, every three years, each of our owned local television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, pursuant to which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” pursuant to which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation (if any) paid to the station by such distributor. In the course of renewing distribution agreements with multichannel video providers, we may enter into retransmission consent agreements on behalf of our owned local television stations. All of our NBC and Telemundo owned local television stations have elected retransmission consent for the period January 1, 2012 through December 31, 2014. Increasingly, our cable networks, broadcast television and filmed entertainment businesses also have entered into agreements to license their prior season and library content on other distribution platforms. There can be no assurance that any of these agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses and results of operations.

Our business depends on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and the use of certain types of technology and equipment may provide our competitors

Comcast 2011 Annual Report on Form 10-K	32

with a competitive advantage. For example, while we are beginning to employ IP technology in certain of our services, some phone companies have been using IP technology to provide video services in substantial portions of their service areas, and wireless Internet technologies continue to evolve rapidly. We expect other advances in communications technology to occur in the future. If we choose technology or equipment that is not as effective, cost-efficient or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so or if we fail to execute effectively on our technology initiatives, our business and results of operations could be adversely affected. Moreover, changes in the products and services that our competitors offer may require that we offer certain of our existing services or enhancements at a lower or no cost to our customers or that we make additional research and development expenditures, which could have an adverse effect on our results of operations.

Our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our intellectual property, such as patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other third parties, to use various technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted, which could require us to change our business practices or limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain or continue to obtain licenses from our vendors and other third parties on reasonable terms, our business and results of operations could be adversely affected.

In addition, intellectual property constitutes a significant part of the value of NBCUniversal’s businesses, and our success is highly dependent on protecting intellectual property rights in the content we create or acquire against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising on our content, and increases our costs due to our active enforcement of protecting our intellectual property rights. Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances allowing the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution on DVDs, peer-to-peer computer networks and other platforms continues to present challenges for our cable networks, broadcast television and filmed entertainment businesses. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. Any repeal or weakening of laws or enforcement in the United States or internationally that is intended to combat piracy and protect intellectual property rights, or a failure of the legal system to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, negatively impacting their value or increasing the costs of enforcing our rights. See “Business – Legislation and Regulation – Other Areas of Regulation – Intellectual Property” above for additional information.

Sales of DVDs have been declining.

Several factors, including weak economic conditions, the maturation of the standard-definition DVD format, piracy and intense competition for consumer discretionary spending and leisure time, are contributing to an

33	Comcast 2011 Annual Report on Form 10-K

industry-wide decline in DVD sales both in the United States and internationally, which has had an adverse effect on our filmed entertainment business’ results of operations. DVD sales have also been adversely affected by an increasing shift by consumers toward subscription rental, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales. A continued decline in our DVD sales volumes could have an adverse impact on our filmed entertainment business, as well as on our cable networks and broadcast television businesses.

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our business.

Network and information systems and other technologies, including those related to our network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services, excessive call volume to call centers or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems and networks, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our business and results of operations. The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future. Moreover, we may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third-party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may be materially adversely affected, in which case our business, results of operations and financial condition may be adversely affected.

Comcast 2011 Annual Report on Form 10-K	34

Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our business.

Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel and others, as well as some of our on-air and creative talent and cable communications’ employees, are covered by collective bargaining agreements or works councils. If we are unable to reach agreement with a labor union before the expiration of a collective bargaining agreement, our employees who were covered by that agreement may have a right to strike or take other actions that could adversely affect us. Moreover, many of NBCUniversal’s collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. A labor dispute involving our employees may result in work stoppages or disrupt our operations and reduce our revenue, and resolution of disputes may increase our costs. There can be no assurance that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms or without any work stoppages.

In addition, our cable and broadcast networks have programming rights agreements of varying scope and duration with various sports organizations to broadcast and produce sporting events, including certain NFL, NHL, NBA and MLB games. Labor disputes in these and other sports organizations could have an adverse impact on our businesses, cash flows and results of operations.

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

From time to time we make acquisitions and investments and enter into other strategic transactions. In 2011, in addition to the NBCUniversal transaction, we entered into agency agreements with Verizon Wireless providing, among other things, for Verizon Wireless’ sale of our cable services and our sale of Verizon Wireless’ products and services. We also formed an innovation joint venture with Verizon Wireless and two other cable operators to develop technology to better integrate wireline and wireless products and services. In connection with these and other acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant indebtedness, or have to delay or not proceed with announced transactions. The occurrence of any of the foregoing events could have a material adverse effect on our business, results of operations, cash flows and financial condition.

The loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses.

We rely on certain key management personnel in the operation of our businesses. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our business. In addition, our cable networks, broadcast television and filmed entertainment businesses depend on the abilities and expertise of our on-air and creative talent. If we fail to retain our on-air or creative talent, if the costs to retain such talent increase materially, if we need to make significant termination payments, or if these individuals lose their current appeal, our business could be adversely affected.

35	Comcast 2011 Annual Report on Form 10-K

We face risks relating to doing business internationally that could adversely affect our businesses.

Our operation of businesses worldwide increased substantially as a result of the NBCUniversal transaction. There are risks inherent in doing business internationally, including the current European debt crisis and other global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations and potentially adverse tax developments. In addition, doing business internationally is subject to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act that impose stringent requirements on how we conduct our foreign operations. If these risks come to pass, our businesses may be adversely affected.

Our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock.

Our Class B common stock has a nondilutable 33 1/3% of the combined voting power of our Class A and Class B common stock. This nondilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A Special common stock do not decrease the nondilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other shareholders and even if they might be in the best interests of our other shareholders. These potentially material transactions include mergers or consolidations involving Comcast Corporation, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or by-laws that would limit the rights of holders of our Class B common stock. Brian L. Roberts, our Chairman and CEO, beneficially owns all of the outstanding shares of our Class B common stock and, accordingly, has considerable influence over our company and the ability (subject to certain restrictions through November 17, 2012) to transfer potential effective control by selling the Class B common stock.

Comcast 2011 Annual Report on Form 10-K	36

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2011. Our corporate headquarters and Cable Communications segment headquarters are located in Philadelphia, PA at One Comcast Center, a leased facility. We also lease locations for numerous business offices, warehouses and properties housing divisional information technology operations throughout the country.

Cable Communications

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

Our signal reception sites, which consist primarily of antenna towers and headends, and our microwave facilities are located on owned and leased parcels of land, and we own or lease space on the towers on which certain of our equipment is located. We own most of our service vehicles.

Our high-speed Internet network consists of fiber-optic cables owned or leased by us and related equipment. We also operate regional data centers with equipment that is used to provide services (such as e-mail, news and web services) to our high-speed Internet customers and voice service customers. In addition, we maintain two network operations centers with equipment necessary to monitor and manage the status of our high-speed Internet network.

We own or lease buildings throughout the country that contain call centers, service centers, warehouses and administrative space. We also own a building that houses our digital media center. The digital media center contains equipment that we own or lease, including equipment related to network origination, video transmission via satellite and terrestrial fiber optics, broadcast studios, post-production services and interactive television services.

37	Comcast 2011 Annual Report on Form 10-K

NBCUniversal Segments

NBCUniversal’s corporate headquarters is located in New York City at 30 Rockefeller Plaza, a leased facility. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world for our NBCUniversal businesses, including property for our owned local television stations. In addition, we also own theme parks and related facilities in Orlando and Hollywood.

The table below sets forth information as of December 31, 2011 with respect to NBCUniversal’s principal properties:

Location	Principal Use	Principal Segment In Which Used	Owned or Leased
30 Rockefeller Plaza New York, NY	NBCUniversal corporate headquarters, offices and studios	Headquarters and Other, Cable Networks and Broadcast Television	Leased

10 Rockefeller Plaza New York, NY	The Today Show studio, production facilities and offices	Broadcast Television	Leased

Universal City Universal City, CA	Offices, studios, theme park and retail operations	All	Owned

1000 Universal Studios Plaza Orlando, FL	Theme parks, lodging, production facilities, parking structures and administrative buildings	Theme Parks	Owned

3000 W Alameda Ave. Burbank, CA	Offices and production facilities	Broadcast Television	Leased

2290 W 8th Ave. Hialeah, FL	Telemundo headquarters and production facilities	Headquarters and Other and Broadcast Television	Leased

Other

The Wells Fargo Center, a large, multipurpose arena that we own, was the principal physical operating asset of our other businesses as of December  31, 2011.

Item 3: Legal Proceedings

Refer to Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Item 4: Mine Safety Disclosures

Not applicable.

Comcast 2011 Annual Report on Form 10-K	38

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

Our Board of Directors approved the following quarterly dividends.

Dividend Per Share
Month Declared	2011
January	$0.1125
May	0.1125
July	0.1125
October	0.1125
Total	$0.45

Dividend Per Share
Month Declared	2010
February	$0.0945
May	0.0945
July	0.0945
October	0.0945
Total	$0.378

In February 2012, our Board of Directors approved an increase of 44% to $0.65 per share on an annualized basis and approved the first quarterly dividend of $0.1625 per share to be paid in April 2012. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

Record holders as of December 31, 2011, are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	663,733
Class A Special Common Stock	1,898
Class B Common Stock	3

39	Comcast 2011 Annual Report on Form 10-K

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2011. Under our share repurchase program, our Board gives management discretion to purchase either Class A or Class A Special common stock. During 2011, the Class A Special common stock traded at a discount to the Class A common stock and all of the shares repurchased were of Class A Special common stock. Subject to market conditions, including the amount of any price differential between the two classes of common stock, we currently expect to continue to repurchase primarily Class A Special common stock under our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
First Quarter 2011	23,359,276	$22.51	23,329,832	$525,086,350	$1,615,873,870
Second Quarter 2011	22,558,133	$23.27	22,558,133	$525,000,000	$1,090,873,870
Third Quarter 2011	27,481,148	$21.83	27,481,148	$600,006,413	$490,867,457
October 1-31, 2011	—	$—	—	$—	$490,867,457
November 1-30, 2011	10,612,541	$22.61	10,612,541	$240,000,000	$250,867,457
December 1-31, 2011	11,308,588	$22.18	11,308,588	$250,867,457	$—
Total	95,319,686	$22.47	95,290,242	$2,140,960,220	$—

(a)

In 2007, our Board of Directors authorized a $7 billion addition to our existing share repurchase authorization. As of December 31, 2011, we no longer had any availability remaining under this share repurchase authorization.

The total number of shares purchased during 2011 includes 29,444 shares received in the administration of employee share-based compensation plans.

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions.

Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of our Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2011
First Quarter	$25.91	$22.05	$24.49	$20.79
Second Quarter	$27.16	$23.32	$25.40	$22.07
Third Quarter	$26.14	$19.19	$25.00	$18.74
Fourth Quarter	$25.32	$19.72	$24.84	$19.55

2010
First Quarter	$18.94	$15.10	$18.08	$14.28
Second Quarter	$20.56	$16.30	$19.52	$15.58
Third Quarter	$19.80	$16.76	$18.76	$15.71
Fourth Quarter	$22.40	$16.91	$21.17	$16.46

Comcast 2011 Annual Report on Form 10-K	40

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Class A common stock and Class A Special common stock during the five years ended December 31, 2011 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a select peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group (the “new peer group”) consists of us (Class A and Class A Special common stock), as well as Cablevision Systems Corporation (Class A), DISH Network Corporation, DirecTV Inc. and Time Warner Cable Inc. (the “cable subgroup”), and Time Warner Inc., Walt Disney Company, Viacom Inc. (Class B), News Corporation (Class A), and CBS Corporation (Class B) (the “media subgroup”). As a result of the NBCUniversal transaction, the new peer group was constructed as a composite peer group in which the cable subgroup is weighted 64% and the media subgroup is weighted 36% based on the respective revenue of our Cable Communications and NBCUniversal segments. Previously, the peer group (the “prior peer group”) had consisted of us (Class A and Class A Special common stock), as well as Cablevision Systems Corporation (Class A), DISH Network Corporation, DirecTV Inc., Time Warner Cable Inc., and Time Warner Inc. The graph assumes $100 was invested on December 31, 2006 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2007	2008	2009	2010	2011
Comcast Class A	$65	$60	$61	$82	$90
Comcast Class A Special	$65	$58	$59	$78	$91
S&P 500 Stock Index	$105	$66	$84	$97	$99
Prior Peer Group Index	$75	$59	$72	$92	$100
New Peer Group Index	$80	$59	$75	$95	$104

41	Comcast 2011 Annual Report on Form 10-K

Item 6: Selected Financial Data

Year ended December 31 (in millions, except per share data)	2011(b)	2010	2009	2008	2007
Statement of Operations Data
Revenue	$55,842	$37,937	$35,756	$34,423	$31,060
Operating income	10,721	7,980	7,214	6,732	5,578
Net income attributable to Comcast Corporation(a)	4,160	3,635	3,638	2,547	2,587
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.51	$1.29	$1.27	$0.87	$0.84

Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.50	$1.29	$1.26	$0.86	$0.83
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.45	$0.378	$0.297	$0.25	$—
Balance Sheet Data (at year end)
Total assets	$157,818	$118,534	$112,733	$113,017	$113,417
Total debt, including current portion	39,309	31,415	29,096	32,456	31,323
Comcast Corporation shareholders’ equity	47,274	44,354	42,721	40,450	41,340
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$14,345	$11,179	$10,281	$10,231	$8,189
Investing activities	(12,508)	(5,711)	(5,897)	(7,477)	(8,149)
Financing activities	(6,201)	(155)	(4,908)	(2,522)	(316)

(a)	Net income attributable to Comcast Corporation in 2011 is stated after deducting net income of $1 billion attributable to noncontrolling interests.

(b)

On January 28, 2011, we completed the NBCUniversal transaction. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report for a discussion of the effects of the NBCUniversal transaction on the comparability of the information presented in this financial data.

Comcast 2011 Annual Report on Form 10-K	42

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a leading provider of entertainment, information and communication products and services. On January 28, 2011, we closed our transaction with GE in which we acquired a 51% controlling interest in the businesses of NBCUniversal. As a result of the NBCUniversal transaction, we report our operations as the following five reportable business segments: Cable Communications (previously our Cable segment), Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The operations of our national cable networks (previously in our Programming segment), our regional sports and news networks (previously in our Cable segment) and certain Comcast Interactive Media businesses (previously in Corporate and Other) were contributed to NBCUniversal and are now presented in the Cable Networks segment. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the “NBCUniversal segments.” Additional information about the transaction is discussed below under the heading “NBCUniversal Transaction.”

Cable Communications

We are one of the nation’s leading providers of video, high-speed Internet and voice services to residential and business customers. As of December 31, 2011, our cable systems served 22.3 million video customers, 18.1 million high-speed Internet customers and 9.3 million voice customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. A substantial portion of our Cable Communications revenue comes from residential customers whose spending patterns may be affected by prevailing economic conditions. In 2011, our Cable Communications segment generated 67% of our consolidated revenue and 83% of our operating income before depreciation and amortization.

Our cable systems allow us to deliver video, high-speed Internet and voice services to our residential customers and to small to medium-sized businesses. The majority of our Cable Communications segment revenue is generated from subscriptions to these cable services. Customers are billed monthly based on the services and features they receive and the type of equipment they use. Residential customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their respective contracts, which typically have 1 to 3 year terms.

We offer a broad variety of video services with access to hundreds of channels, including premium networks and pay-per-view channels, On Demand, music channels, and an interactive, on-screen program guide. Our video customers may also subscribe to a higher level of video service, including our HDTV service and DVR. Our video customers generally have the ability to view some of our On Demand content, browse program listings, and schedule and manage DVR recordings online and through our mobile applications for smartphones and tablets. In 2012, we began streaming certain live television programming online and through our mobile applications in some of our markets. Our high-speed Internet services provide Internet access at downstream speeds of up to 105 Mbps, subject to geographic market availability. Our high-speed Internet service for business customers also includes a website hosting service and an interactive tool that allows customers to share, coordinate and store documents online. Our voice services provide local and long-distance calling and other features. Our voice service for business customers also includes a business directory listing and the option to add up to 24 phone lines. Our business services also offer Metro-Ethernet data and cell backhaul services.

43	Comcast 2011 Annual Report on Form 10-K

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences. In 2011, our NBCUniversal segments generated 34% of our consolidated revenue and 19% of our operating income before depreciation and amortization.

Cable Networks

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo (formerly Sleuth) and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network (formerly VERSUS)); our 13 regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which consist primarily of brand-aligned and other websites, such as DailyCandy, Fandango and iVillage. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing and sale of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties, which consist primarily of brand-aligned websites. Our Broadcast Television segment generates revenue primarily from the sale of advertising, the licensing of our owned programming, the sale of our owned programming on standard-definition video discs and Blu-ray discs (together, “DVDs”), through digital media platforms and from the licensing of our brands and characters for consumer products.

Filmed Entertainment

Our Filmed Entertainment segment consists of the operations of Universal Pictures, including Focus Features, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. We also develop, produce and license stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide theatrical release of our owned and acquired films, the licensing of owned and acquired films to broadcast and cable networks and the licensing and sale of our owned and acquired films on DVD and in various digital formats. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Through June 30, 2011, we held a 50% equity interest in, and received special and other fees from, Universal City Development Partners, Ltd. (“Universal Orlando”), which owns Universal Studios Florida and Universal’s Islands of Adventure in Orlando. On July 1, 2011, NBCUniversal completed the acquisition of the remaining 50% equity interest in Universal Orlando that it did not already own for $1 billion. As a result, Universal Orlando is now a wholly owned consolidated subsidiary of NBCUniversal, and its operating results have been consolidated with our results following the acquisition. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverage and merchandise.

Comcast 2011 Annual Report on Form 10-K	44

Other

Our other business interests primarily include Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center, a large, multipurpose arena in Philadelphia. Comcast Spector also owns Global Spectrum, which provides facilities management, and Ovations Food Services, which provides food services, for sporting events, concerts and other events.

2011 Developments

The following are the more significant developments in our businesses during 2011:

•	the close of the NBCUniversal transaction on January 28, 2011; see “NBCUniversal Transaction” below for additional information

•

an increase in consolidated revenue of 47.2% to $55.8 billion and an increase in consolidated operating income of 34.3% to $10.7 billion; the NBCUniversal acquired businesses contributed $14.5 billion to revenue and $1.4 billion to operating income

•

an increase in Cable Communications segment revenue of 5.3% to $37.2 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 6.9% to $15.3 billion

•

the entry into an agreement by SpectrumCo to sell its advanced wireless services spectrum licenses to Verizon Wireless, subject to regulatory approval, for $3.6 billion, of which our portion of the proceeds is expected to be $2.3 billion, and the entry into agency agreements with Verizon Wireless providing, among other things, for Verizon Wireless’ sale of our cable services and our sale of Verizon Wireless’ products and services

•	NBCUniversal’s entry into several significant sports broadcast rights agreements, including with the NFL, the International Olympic Committee, the NHL, FIFA and the PGA TOUR

•	NBCUniversal’s acquisition of the 50% equity interest that it did not already own in Universal Orlando for $1 billion on July 1, 2011

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings, and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal businesses that were contributed included its national cable networks, the NBC and Telemundo broadcast networks and its NBC and Telemundo owned local television stations, Universal Pictures, the Universal Studios Hollywood theme park, and other related assets. We contributed our national cable networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business to NBCUniversal, we made a cash payment to GE of $6.2 billion, which included transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits as they are realized.

We have incurred significant transaction costs directly related to the NBCUniversal transaction. The incremental expenses related to legal, accounting and valuation services and investment banking fees are reflected in operating costs and expenses. We also incurred certain financing costs and other shared costs with GE associated with NBCUniversal debt facilities that were entered into in December 2009 and the issuance of NBCUniversal’s senior notes in 2010, which are included in other expense and interest expense. In addition, during 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges, which are included in operating costs and expenses.

45	Comcast 2011 Annual Report on Form 10-K

The table below presents the amounts related to these expenses included in our consolidated statement of income.

Year ended December 31 (in millions)	2011	2010
Operating costs and expenses:
Transaction costs	$63	$80
Transaction-related costs	92	—
Total operating costs and expenses	155	80
Other expense	16	129
Interest expense	—	7
Total	$171	$216

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are consolidated with our results following the acquisition. The net assets of the NBCUniversal contributed businesses were recorded at their estimated fair value. In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis.

Consolidated Operating Results

Year ended December 31 (in millions)	2011	2010	2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue	$55,842	$37,937	$35,756	47.2%	6.1%
Costs and Expenses:
Operating costs and expenses	37,485	23,341	22,042	60.6%	5.9%
Depreciation	6,040	5,539	5,483	9.0%	1.0%
Amortization	1,596	1,077	1,017	48.3%	5.9%
Operating income	10,721	7,980	7,214	34.3%	10.6%
Other income (expense) items, net	(2,514)	(1,876)	(2,108)	34.0%	(11.0)%
Income before income taxes	8,207	6,104	5,106	34.4%	19.5%
Income tax expense	(3,050)	(2,436)	(1,478)	25.2%	64.8%
Net income from consolidated operations	5,157	3,668	3,628	40.6%	1.1%
Net (income) loss attributable to noncontrolling interests	(997)	(33)	10	NM	NM
Net income attributable to Comcast Corporation	$4,160	$3,635	$3,638	14.5%	(0.1)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Comcast 2011 Annual Report on Form 10-K	46

The comparability of our consolidated results of operations was impacted by the NBCUniversal transaction, which closed on January 28, 2011, and the Universal Orlando transaction, which closed on July 1, 2011. NBCUniversal’s and Universal Orlando’s results of operations are included in our consolidated financial statements following their respective acquisition dates.

2011 Consolidated Operating Results

Consolidated Revenue

The increase in consolidated revenue for 2011 was primarily due to the NBCUniversal transaction and an increase in our Cable Communications segment revenue. The NBCUniversal contributed businesses accounted for $14.5 billion of the increase in consolidated revenue. In 2010, our Cable Communications segment and our Cable Networks segment accounted for substantially all of the increase in consolidated revenue. The remaining changes in consolidated revenue for both 2011 and 2010 related to our other business activities, primarily Comcast Spectacor. Revenue for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

The increase in consolidated operating costs and expenses for 2011 was primarily due to the NBCUniversal transaction and an increase in our Cable Communications segment. The NBCUniversal contributed businesses accounted for $12.3 billion of the increase in consolidated operating costs and expenses. For 2010, our Cable Communications segment and our Cable Networks segment accounted for substantially all of the increase in consolidated operating costs and expenses. The remaining changes in consolidated operating costs and expenses for both 2011 and 2010 related to our other business activities, primarily Comcast Spectacor, and costs associated with the NBCUniversal transaction. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation and amortization increased for 2011 primarily as a result of the NBCUniversal transaction. For 2011, $976 million of the increases in consolidated depreciation and amortization were related to the addition of the NBCUniversal contributed businesses, including the impact of acquisition accounting adjustments, as well as from the addition of Universal Orlando since July 2011.

Depreciation expense for 2010 remained relatively stable primarily due to decreases in capital spending in recent years. The increase in amortization expense for 2010 was primarily related to goodwill impairment charges taken in our Cable Networks segment totaling $76 million.

47	Comcast 2011 Annual Report on Form 10-K

Segment Operating Results

Beginning in the first quarter of 2011, we changed our reporting segments as a result of the close of the NBCUniversal transaction. We have recast our segment presentation for 2010 and 2009 to reflect our current operating segments.

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairments related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 20 to our consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Competition

The results of operations of our reporting segments may be affected by competition, as all of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape, as companies continue to emerge that offer services or devices that enable Internet video streaming and downloading of movies, television shows and other video programming and as wireless services and devices continue to evolve. Moreover, newer services that distribute video programming are also beginning to produce or acquire their own original content. This competition is further complicated by federal and state legislative bodies and various regulatory agencies, such as the FCC, which can adopt laws and policies that provide a favorable operating environment for some of our existing and potential new competitors. See “Business – Competition” for additional information.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. This generally results in weaker customer metrics in the second calendar quarter.

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments are subject to cyclical advertising patterns and changes in viewership levels. Our U.S. advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Broadcast Television revenue and operating costs and expenses also are

Comcast 2011 Annual Report on Form 10-K	48

cyclical as a result of our periodic broadcasts of the Olympic Games and Super Bowls. Our advertising revenue generally increases in the period of these broadcasts from increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and amortization of the related rights fees. Our results of operations and cash flows may be negatively impacted if the amount of advertising revenue generated does not exceed the associated costs of broadcasting such events.

Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing and performance of theatrical, home entertainment and television releases. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced during the summer months, around holidays and in the fourth calendar quarter of each year. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our owned content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance resulting from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks experience peak attendance generally during the summer months when schools are closed and during early winter and spring holiday periods.

Cable Communications Segment — Results of Operations

49	Comcast 2011 Annual Report on Form 10-K

Year ended December 31 (in millions)	2011	2010	2009	% Change 2010 to 2011	% Change 2009 to 2010
Revenue
Residential:
Video	$19,625	$19,363	$19,279	1.3%	0.4%
High-speed Internet	8,735	7,958	7,281	9.8%	9.3%
Voice	3,503	3,300	3,091	6.2%	6.8%
Advertising	2,005	2,020	1,621	(0.8)%	24.6%
Business services	1,791	1,267	828	41.4%	53.0%
Other	1,567	1,455	1,444	7.7%	0.7%
Total revenue	37,226	35,363	33,544	5.3%	5.4%
Operating costs and expenses
Programming	7,870	7,438	7,046	5.8%	5.6%
Technical labor	2,280	2,263	2,295	0.8%	(1.4)%
Customer service	1,855	1,833	1,881	1.2%	(2.5)%
Marketing	2,416	2,161	1,820	11.8%	18.7%
Other	7,517	7,366	7,043	2.1%	4.6%
Total operating costs and expenses	21,938	21,061	20,085	4.2%	4.9%
Operating income before depreciation and amortization	$15,288	$14,302	$13,459	6.9%	6.3%

Customer Metrics

	Total Customers			Net Additional Customers
December 31 (in thousands)	2011	2010	2009	2011	2010	2009
Video customers	22,343	22,802	23,559	(460)	(757)	(623)
High-speed Internet customers	18,147	16,988	15,930	1,159	1,058	1,002
Voice customers	9,342	8,610	7,622	732	988	1,149

Customer data include residential and business customers.

Cable Communications Segment — Revenue

Our average monthly total revenue per video customer increased to $137 in 2011 from $127 in 2010 and $117 in 2009. The increases in average monthly total revenue per video customer were primarily due to increases in the number of residential customers receiving multiple services, rate adjustments, higher contributions from business services and declines in the total number of video customers.

Video

Our video revenue increased in 2011 and 2010 primarily due to rate adjustments and additional customers receiving higher levels of service, offset by declines in the number of residential video customers in both years. During 2011 and 2010, the number of video customers decreased by 460,000 and 757,000, respectively. These decreases were primarily due to competitive pressures in our service areas and weakness in the economy and, in 2010, the loss of customers upon expiration of discounted promotions. We expect further declines in the number of residential video customers during 2012.

During 2011 and 2010, we added or upgraded to our digital video service 816,000 customers and 1.3 million customers, respectively, including those customers added or upgraded in 2010 in connection with our all digital conversion. As of December 31, 2011, 43% of the homes in the areas we serve subscribed to our video services. As of December 31, 2011, 53% of our digital video customers subscribed to at least one of our advanced HDTV and DVR services.

Comcast 2011 Annual Report on Form 10-K	50

High-Speed Internet

As of December 31, 2011, 35% of the homes in the areas we serve subscribed to our high-speed Internet services, compared to 33% and 31% as of December 31, 2010 and 2009, respectively. Our high-speed Internet revenue increased in 2011 and 2010 primarily due to increases in the number of residential customers, rate adjustments and additional customers receiving higher levels of service.

Voice

As of December 31, 2011, 18% of the homes in the areas we serve subscribed to our voice services, compared to 17% and 15% as of December 31, 2010 and 2009, respectively. Our voice revenue increased in 2011 and 2010 primarily due to increases in the number of residential customers.

Advertising

As part of our programming license agreements with cable networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other multichannel video providers in some markets, and in some markets we operate advertising interconnects. In addition, we generate revenue from the sale of advertising on XFINITY.com and our On Demand service.

Advertising revenue is affected by the strength of the local advertising market and general economic conditions. Our advertising revenue declined slightly in 2011 due to lower political advertising. Our advertising revenue increased in 2010 primarily due to improvements in the overall television advertising market, including political advertising.

Business Services

Our business services revenue increased in 2011 and 2010 primarily due to increases in the number of customers across all cable services.

Other

We receive revenue related to franchise and other regulatory fees, our digital media center, commissions from electronic retailing networks, and fees from other services. Our franchise and regulatory fees represent the fees required to be paid to federal, state and local authorities that we pass through to our customers. Under the terms of our franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue. The changes in franchise and other regulatory fees collected from our cable services customers are generally due to changes in the revenue on which the fees apply.

Cable Communications Segment — Operating Costs and Expenses

We continue to focus on controlling the growth of expenses. Our operating margin (operating income before depreciation and amortization as a percentage of revenue) for 2011, 2010 and 2009 was 41.1%, 40.4% and 40.1%, respectively.

Programming Expenses

Programming expenses, our largest operating expense, are the fees we pay to license the programming we distribute to our video customers. These expenses are affected by changes in the fees charged by cable networks, the number of video customers we serve, the number of channels and programs we provide, and the fees for retransmission of broadcast networks. Programming expenses increased in 2011 and 2010, primarily due to increases in rates, additional digital video customers and additional programming options offered. We anticipate that our programming expenses will continue to increase as the fees charged by programming networks increase; as we provide additional channels and On Demand programming to our

51	Comcast 2011 Annual Report on Form 10-K

customers and increase the number of delivery platforms, such as online and through our mobile applications for smartphones and tablets; and as fees for retransmission of broadcast networks increase.

Technical Labor Expenses

Technical labor expenses include the internal and external labor costs to complete service call and installation activities, as well as network operations, fulfillment and provisioning costs. These expenses remained relatively stable in 2011 and 2010 due to improvements in our service call metrics and decreases in customer activity.

Customer Service Expenses

Customer service expenses include the personnel and other costs associated with handling service calls and customer support. Customer service expenses remained relatively stable in 2011. Customer service expenses decreased in 2010 primarily due to operating efficiencies and due to higher levels of activity in 2009 related to the transition by broadcasters from analog to digital transmission and our all digital conversion.

Marketing Expenses

Marketing expenses increased in 2011 and 2010 primarily due to increases in spending associated with the continued expansion of business services and costs associated with the XFINITY® brand and competitive marketing, and due to increases in direct sales efforts.

Other Costs and Expenses

Other operating costs and expenses include franchise fees, pole rentals, plant maintenance, vehicle-related costs, advertising and representation fees, and expenses associated with our business services. These expenses increased in 2011 and 2010 primarily due to the continued expansion of business services and other service enhancement initiatives. During 2011, 2010 and 2009, we implemented personnel and cost reduction programs that were focused on streamlining our Cable Communications operations. In connection with these initiatives, during 2011, 2010 and 2009, we recorded $36 million, $66 million and $81 million, respectively, of severance costs.

NBCUniversal Segments Overview

The discussion below compares the NBCUniversal segments’ pro forma combined results for 2011 and 2010, as well as our Cable Networks segment actual results for 2010 and 2009. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments for 2011 and 2010 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of these segments for the current year. Our pro forma segment information includes adjustments as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010. Our pro forma data was also adjusted for the effects of acquisition accounting and the elimination of costs and expenses directly related to the transactions but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses or Universal Orlando since January 1, 2010, nor of our future results.

Comcast 2011 Annual Report on Form 10-K	52

2011 NBCUniversal Segments Operating Results

The operating results of the NBCUniversal segments for 2011 and 2010 are presented in the table below.

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)
(in millions)	Year ended December 31	NBCUniversal Businesses	Year ended December 31	Comcast Content Business	NBCUniversal Businesses	Year ended December 31	% Change 2010 to 2011
Revenue
Cable Networks	$8,108	$388	$8,496	$2,719	$4,960	$7,679	10.6%
Broadcast Television	5,935	464	6,399	—	6,888	6,888	(7.1)%
Filmed Entertainment	4,239	353	4,592	—	4,576	4,576	0.3%
Theme Parks	1,874	115	1,989	—	1,600	1,600	24.3%
Headquarters, other and eliminations	(896)	544	(352)	—	(369)	(369)	4.8%
Total revenue	$19,260	$1,864	$21,124	$2,719	$17,655	$20,374	3.7%
Operating Income Before Depreciation and Amortization
Cable Networks	$3,185	$152	$3,337	$732	$2,434	$3,166	5.4%
Broadcast Television	138	(15)	123	—	118	118	4.7%
Filmed Entertainment	27	(3)	24	—	230	230	(89.7)%
Theme Parks	830	37	867	—	591	591	46.6%
Headquarters, other and eliminations	(718)	136	(582)	—	(421)	(421)	(38.1)%
Total operating income before depreciation and amortization	$3,462	$307	$3,769	$732	$2,952	$3,684	2.3%

(a)

Actual amounts for our reportable segments include the results of operations for the Comcast Content Business for 2011 and 2010, and the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 29, 2011 through December 31, 2011. Headquarters, other and eliminations includes the elimination of the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 in order to reconcile to our consolidated financial statements because Universal Orlando was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 1, 2011 through January 28, 2011 and for the year ended December 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transactions, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010. In 2011 and 2010, total pro forma adjustments increased operating income before depreciation and amortization by $7 million and $36 million, respectively.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

53	Comcast 2011 Annual Report on Form 10-K

Cable Networks Segment — Results of Operations

Cable Networks Segment — 2011 and 2010 Actual and Pro Forma Results of Operations

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)
(in millions)	Year ended December 31	For the period January 1 through January 28	Year ended December 31	Comcast Content Business	NBCUniversal Businesses	Year ended December 31	% Change 2010 to 2011
Revenue
Distribution	$4,210	$188	$4,398	$1,599	$2,366	$3,965	10.9%
Advertising	3,189	162	3,351	914	2,170	3,084	8.7%
Other	709	38	747	206	424	630	18.7%
Total revenue	8,108	388	8,496	2,719	4,960	7,679	10.6%
Operating costs and expenses	4,923	236	5,159	1,987	2,526	4,513	14.3%
Operating income before depreciation and amortization	$3,185	$152	$3,337	$732	$2,434	$3,166	5.4%

(a)

Actual amounts include the results of operations for the Comcast Content Business for 2011 and 2010 and the results of operations for the NBCUniversal acquired businesses for the period January 29 through December 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the year ended December 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Cable Networks Segment — Revenue

Distribution

Distribution revenue is generated from distribution agreements with multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Pro forma combined distribution revenue increased in 2011 primarily due to rate increases and increases in the number of subscribers to our cable networks.

In 2011, 13% of our Cable Networks segment actual revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Advertising

Advertising revenue is generated from the sale of advertising time on our cable networks and related digital media properties. Our advertising revenue depends on audience ratings, the value of the demographics of our cable networks’ viewers to advertisers and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the strength of the advertising market, general economic conditions and the success of our programming.

Pro forma combined advertising revenue increased in 2011 primarily due to increases in the price of advertising units sold.

Comcast 2011 Annual Report on Form 10-K	54

Other

We also generate revenue from the licensing and sale of our owned programming. Pro forma combined other revenue increased in 2011 primarily due to increases in the licensing of our owned content from our cable production studio.

Cable Networks Segment — Operating Costs and Expenses

Our Cable Networks segment operating costs and expenses consist primarily of programming and production expenses, advertising and marketing expenses, and other operating costs and expenses. Programming and production expenses include the amortization of owned and acquired programming, direct production costs, residual and participation payments, production overhead, and on-air talent costs. Advertising and marketing expenses primarily consist of the costs incurred in promoting our cable networks, costs associated with digital media, and the costs of licensing our programming to third-party networks and other distribution platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Our pro forma combined operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with an increase in the volume of original programming.

Cable Networks Segment — 2010 and 2009 Actual Results of Operations

During 2010 and 2009, the actual results of operations for our Cable Networks segment consisted of the Comcast Content Business.

Year ended December 31 (in millions)	2010	2009	% Change 2009 to 2010
Revenue	$2,719	$2,415	12.6%
Operating costs and expenses	1,987	1,809	9.8%
Operating income before depreciation and amortization	$732	$606	20.8%

Cable Networks Segment — Revenue

Revenue increased in 2010 primarily due to similar increases in advertising revenue and distribution revenue. In 2010 and 2009, approximately 12% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment — Operating Costs and Expenses

Operating costs and expenses in 2010 increased primarily due to higher programming and production expenses.

55	Comcast 2011 Annual Report on Form 10-K

Broadcast Television Segment — Actual and Pro Forma Results of Operations

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)
(in millions)	For the period January 29 through December 31	For the period January 1 through January 28	Year ended December 31	Year ended December 31	% Change 2010 to 2011
Revenue
Advertising	$3,941	$315	$4,256	$4,813	(11.6)%
Content licensing	1,509	111	1,620	1,315	23.2%
Other	485	38	523	760	(31.2)%
Total revenue	5,935	464	6,399	6,888	(7.1)%
Operating costs and expenses	5,797	479	6,276	6,770	(7.3)%
Operating income (loss) before depreciation and amortization	$138	$(15)	$123	$118	4.7%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through December 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the year ended December 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Broadcast Television Segment — Revenue

Advertising

Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Our advertising revenue is generally based on audience ratings, the value of our viewer demographics to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned television stations’ programming schedules. Advertising revenue is affected by the strength of the national and local advertising markets, general economic conditions and the success of our programming.

Our pro forma combined advertising revenue decreased in 2011 primarily due to $601 million of revenue recognized in 2010 related to the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, pro forma combined advertising revenue increased $44 million in 2011 primarily due to an increase in the price of advertising units sold, which exceeded the adverse effects of the decline in audience ratings in our primetime schedule.

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally. Content licensing revenue depends on the length and terms of the initial network license for our owned programming, consumer acceptance of our programming and our ability to subsequently license that programming to other networks, both in the United States and internationally, and to individual local U.S. television stations. In recent years, the production and distribution costs related to our owned programming have exceeded the revenue generated from the initial network license by an increasing amount.

Comcast 2011 Annual Report on Form 10-K	56

The licensing of our owned television programming after the initial network licensing is critical to the financial success of a television series.

Our pro forma combined content licensing revenue increased in 2011 primarily due to the impact of licensing agreements that we entered into during 2011, which included the licensing of certain prior season and library content.

Other

Other revenue includes distribution revenue associated with the broadcast of the Olympic Games on our Cable Networks. We also generate revenue from the sale of our owned programming on DVDs, through electronic sell-through and other formats, and from the licensing of our brands and characters for consumer products. This revenue is driven primarily by the popularity of our broadcast networks and programming series and, therefore, fluctuates based on consumer spending and acceptance.

Our pro forma combined other revenue decreased in 2011 primarily due to the absence of the 2010 Vancouver Olympics and a decline in DVD sales.

Broadcast Television Segment — Operating Costs and Expenses

Our Broadcast Television segment operating costs and expenses consist primarily of programming and production expenses, advertising and marketing expenses, and other operating costs and expenses. Programming and production expenses relate to content originating on our broadcast networks and owned local television stations and include the amortization of owned and acquired programming costs, direct production costs, residual and participation payments, production overhead, and on-air talent costs. Advertising and marketing expenses consist primarily of the costs incurred in promoting our owned television programming, as well as the replication, distribution and marketing costs of DVDs, costs associated with digital media, and the costs of licensing our programming to third parties and other distribution platforms. Other operating costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Our pro forma combined operating costs and expenses decreased in 2011 primarily due to $1 billion of programming and production expenses recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with a greater number of original primetime series in 2011.

57	Comcast 2011 Annual Report on Form 10-K

Filmed Entertainment Segment — Actual and Pro Forma Results of Operations

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)
(in millions)	For the period January 29 through December 31	For the period January 1 through January 28	Year ended December 31	Year ended December 31	% Change 2010 to 2011
Revenue
Theatrical	$983	$58	$1,041	$900	15.6%
Content licensing	1,234	171	1,405	1,336	5.2%
Home entertainment	1,559	96	1,655	1,732	(4.4)%
Other	463	28	491	608	(19.3)%
Total revenue	4,239	353	4,592	4,576	0.3%
Operating costs and expenses	4,212	356	4,568	4,346	5.1%
Operating income (loss) before depreciation and amortization	$27	$(3)	$24	$230	(89.7)%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through December 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and for the year ended December 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal transaction had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal transaction had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Filmed Entertainment Segment — Revenue

Theatrical

Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films and is significantly affected by the timing and number of our theatrical releases, as well as their acceptance by consumers. Theatrical release dates are determined by several factors, including production schedules, vacation and holiday periods, and the timing of competitive releases. Theatrical revenue is also affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by theatrical exhibitors and the popularity of competing films at the time our films are released. The theatrical success of a film is a significant factor in determining the revenue a film is likely to generate in succeeding distribution platforms.

Our pro forma combined theatrical revenue increased in 2011 primarily due to an increase in the number of theatrical releases in our 2011 slate and the strong performance of the second quarter 2011 releases of Fast Five and Bridesmaids.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to broadcast, cable and premium networks, as well as other distribution platforms.

Our pro forma combined content licensing revenue increased in 2011 primarily due to the timing of when our owned and acquired films were made available to licensees.

Comcast 2011 Annual Report on Form 10-K	58

Home Entertainment

Home entertainment revenue is generated from the license and sale of our owned and acquired films through DVD sales to retail stores, rental kiosks and subscription by mail, as well as through digital media platforms, including electronic sell-through. Home entertainment revenue is significantly affected by the timing and number of our home entertainment releases and their acceptance by consumers. Home entertainment release dates are determined by several factors, including the timing of the theatrical exhibition of a film, holiday periods and the timing of competitive releases.

Our pro forma combined home entertainment revenue decreased in 2011 primarily due to the overall decline in the DVD market and fewer titles released in 2011.

Sales of DVDs have continued to decline. Several factors have contributed to the overall decline in the DVD market, including weak economic conditions, the maturation of the standard-definition DVD format, piracy, and intense competition for consumer discretionary spending and leisure time. DVD sales have also been negatively affected by an increasing shift by consumers toward subscription rental services, discount rental kiosks and digital forms of entertainment, such as video on demand services, which generate less revenue per transaction than DVD sales.

Other

We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products.

Our pro forma combined other revenue decreased in 2011 primarily due to decreases in revenue generated from our stage plays as a result of fewer shows.

Filmed Entertainment Segment — Operating Costs and Expenses

Our Filmed Entertainment segment operating costs and expenses consist primarily of amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution and marketing expenses. Residual payments represent amounts payable to certain of our employees, including freelance and temporary employees, who are represented by labor unions or guilds, such as the Writers Guild of America, the Screen Actors Guild and the Directors Guild of America, and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent and other parties involved in the production of a film, including producers, writers, directors, actors, and technical and production personnel, under employment or other agreements and to our film cofinancing partners under cofinancing agreements. Distribution and marketing expenses consist primarily of the costs associated with theatrical prints and advertising and the replication, distribution and marketing of DVDs. Other operating costs and expenses include salaries, employee benefits, rent and other overhead expenses.

We incur significant marketing expenses before and throughout the theatrical release of a film and in connection with the release of a film on other distribution platforms. As a result, we typically incur losses on a film prior to and during the film’s theatrical exhibition and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs of producing and marketing films have generally increased in recent years and may continue to increase in the future, particularly if competition within the filmed entertainment industry continues to intensify.

Pro forma combined operating costs and expenses increased in 2011 primarily due to an increase in marketing expenses associated with promoting our 2011 theatrical releases.

59	Comcast 2011 Annual Report on Form 10-K

Theme Parks Segment — Actual and Pro Forma Results of Operations

The table below includes 100% of the results of operation for Universal Orlando for all periods presented in order to reflect our current profit measure of operating income (loss) before depreciation and amortization for our Theme Parks segment.

	2011			2010
	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)
(in millions)	For the period January 29 through December 31	For the period January 1 through January 28	Year ended December 31	Year ended December 31	% Change 2010 to 2011
Revenue	$1,874	$115	$1,989	$1,600	24.3%
Operating costs and expenses	1,044	78	1,122	1,009	11.2%
Operating income before depreciation and amortization	$830	$37	$867	$591	46.6%

(a)

Actual amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 29, 2011 through December 31, 2011. The results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 are eliminated from our consolidated results because Universal Orlando was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 1, 2011 through January 28, 2011 and for the year ended December 31, 2010. These amounts also include pro forma adjustments as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010, including the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transactions, but do not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

(c)

Pro forma combined amounts represent our pro forma results of operations as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010 but are not necessarily indicative of what the results would have been had we operated the businesses since January 1, 2010.

Theme Parks Segment — Revenue

Our Theme Parks segment revenue is generated primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees.

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

Our pro forma combined revenue increased in 2011 primarily due to an increase in attendance and per capita spending at our Universal theme parks driven primarily by the continued strong performance of The Wizarding World of Harry Potter™ attraction in Orlando and the King Kong attraction in Hollywood.

Theme Parks Segment — Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; costs of food, beverage and merchandise; labor costs; and sales and marketing costs.

Our pro forma combined operating costs and expenses increased in 2011 primarily due to additional variable costs associated with increases in attendance and per capita spending at our Universal theme parks in Orlando and Hollywood.

Comcast 2011 Annual Report on Form 10-K	60

Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses incurred by our NBCUniversal businesses include overhead, employee benefit expenses, expenses related to the NBCUniversal transaction and corporate initiatives. Our pro forma combined operating costs and expenses increased in 2011 primarily due to transaction-related costs, including severance and other compensation-related costs.

Eliminations include the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. Our Theme Parks segment includes the results of operations of Universal Orlando for this period because these amounts reflect our current segment performance measure. These amounts are not included when we measure total NBCUniversal and our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the period January 29, 2011 through June 30, 2011.

Consolidated Other Income (Expense) Items

Year ended December 31 (in millions)	2011	2010	2009
Interest expense	$(2,505)	$(2,156)	$(2,348)
Investment income (loss), net	159	288	282
Equity in net income (losses) of investees, net	(35)	(141)	(64)
Other income (expense), net	(133)	133	22
Total	$(2,514)	$(1,876)	$(2,108)

Interest Expense

Interest expense increased in 2011 primarily due to the effects of the NBCUniversal and Universal Orlando transactions and the consolidation of their respective outstanding debt obligations. Interest expense decreased in 2010 primarily due to $175 million of early extinguishment losses, net of early extinguishment gains, associated with the repayment of debt obligations prior to their scheduled maturity that were recognized in 2009.

Investment Income (Loss), Net

The components of investment income (loss), net for 2011, 2010 and 2009 are presented in a table in Note 6 to our consolidated financial statements. We have entered into derivative financial instruments that we account for at fair value and that economically hedge the market price fluctuations in the common stock of substantially all of our investments accounted for as trading securities and available-for-sale securities. The differences between the unrealized gains or losses on securities underlying prepaid forward sale agreements and the mark to market adjustments on the derivative component of prepaid forward sale agreements result from one or more of the following:

•	there were unusual changes in the derivative valuation assumptions such as interest rates, volatility and dividend policy

•	the magnitude of the difference between the market price of the underlying security to which the derivative relates and the strike price of the derivative

•	the change in the time value component of the derivative value during the period

•	the security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate

61	Comcast 2011 Annual Report on Form 10-K

Equity in Net Income (Losses) of Investees, Net

The decrease in equity in net losses of investees, net for 2011 was primarily due to the acquisition of NBCUniversal and its equity method investments, including A&E Television Networks and The Weather Channel, offset by losses related to our investment in Clearwire LLC.

Other Income (Expense), Net

In connection with the NBCUniversal transaction, we agreed to share with GE certain financing and other costs associated with debt facilities that were entered into in December 2009 and with the issuance of NBCUniversal’s senior notes in 2010. Other income (expense) for 2011 and 2010 includes $16 million and $129 million, respectively, of expenses for our share of these costs. Other income (expense) for 2011 also includes $57 million of expenses related to contractual obligations involving perpetual financial interests held by third parties in certain of our businesses. The obligations were recorded at fair value in connection with the NBCUniversal and Universal Orlando transactions, with subsequent changes in fair value recorded in other income (expense). Other income (expense) for 2010 also includes income of $141 million related to the sale of one of our equity method investments and income of $108 million related to recoveries in connection with the resolution of a contingency of an acquired company.

Consolidated Income Tax Expense

Our effective income tax rate for 2011, 2010 and 2009 was 37.2%, 39.9% and 28.9%, respectively. Income tax expense reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, interest on uncertain tax positions, and, in 2011 due to the partnership structure of NBCUniversal Holdings and foreign income taxes. Our 2011 income tax expense was increased by $137 million due to certain changes in state tax laws. Our 2009 income tax expense was reduced by $566 million primarily due to the recognition of tax benefits associated with settlements and adjustments of uncertain tax positions and related interest and certain subsidiary reorganizations that impacted deferred state income taxes. Our income tax expense may in the future continue to be impacted by adjustments to uncertain tax positions and related interest and changes in state tax laws. We expect our 2012 annual effective tax rate to be in the range of 35% to 40%.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

The increase in net (income) loss attributable to noncontrolling interests for 2011 was primarily due to the NBCUniversal transaction. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined in Note 4 to our consolidated financial statements. Net (income) loss attributable to noncontrolling interests includes GE’s allocated share of the earnings of NBCUniversal Holdings and NBCUniversal.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, as well as potential future redemptions of GE’s noncontrolling equity interest in NBCUniversal, through our cash flows from operating activities, existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing.

We anticipate that we will continue to use a substantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities, and to return capital to shareholders. The cash flows generated from our Cable Communications segment and other businesses are used to invest in their core businesses and return capital to shareholders. The cash flows generated from

Comcast 2011 Annual Report on Form 10-K	62

NBCUniversal are used to invest in its core businesses and to fund potential future redemptions of GE’s noncontrolling interest in NBCUniversal.

We maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements. As of December 31, 2011, $6.5 billion was available under Comcast’s and Comcast Cable Communications’ revolving credit facilities and $934 million was available under NBCUniversal’s revolving credit facility.

We and our Cable Communications subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing Comcast’s public debt securities and in the credit agreements governing Comcast’s and Comcast Cable Communications’ credit facilities (see Note 22 to our consolidated financial statements). NBCUniversal is subject to the covenants and restrictions set forth in the indentures governing its public debt securities and in the credit agreement governing its credit facility. We test for compliance with the covenants for each of our credit facilities on an ongoing basis. The only financial covenant in each of our credit facilities pertains to leverage (ratio of debt to operating income before depreciation and amortization). As of December 31, 2011, we and NBCUniversal each met this financial covenant by a significant margin. Neither we nor NBCUniversal expect to have to further reduce debt or improve operating results in order to continue to comply with this financial covenant.

NBCUniversal Transaction

We made a cash payment of $6.2 billion to GE at the close of the NBCUniversal transaction. We funded this payment with cash on hand and through the issuance of $650 million of commercial paper. We also agreed to share with GE certain tax benefits as they are realized, related to the form and structure of the transaction. As of the close of the NBCUniversal transaction on January 28, 2011, we consolidated $9.1 billion of NBCUniversal senior debt securities with maturities ranging from 2014 to 2041. We do not guarantee NBCUniversal’s debt obligations. Any future redemptions of GE’s stake in NBCUniversal Holdings are expected to be funded primarily through NBCUniversal’s cash flows from operating activities and its borrowing capacity. If any borrowings by NBCUniversal to fund either of GE’s two potential redemptions would result in NBCUniversal exceeding a certain leverage ratio or losing investment grade status or if it cannot otherwise fund such redemptions, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two potential redemptions (for an aggregate of up to $5.75 billion, with amounts not used in the first redemption to be available for the second redemption) to the extent NBCUniversal Holdings cannot fund the redemptions.

Universal Orlando Transaction

On July 1, 2011, NBCUniversal acquired the remaining 50% equity interest in Universal Orlando that it did not already own for $1 billion. NBCUniversal funded this transaction with cash on hand, borrowings under its revolving credit facility and a $250 million 1 year note due to us, which was repaid in December 2011. Borrowings under the NBCUniversal revolving credit facility, along with cash on hand at Universal Orlando, were used to terminate Universal Orlando’s existing $801 million term loan immediately following the acquisition.

Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. The effects of NBCUniversal’s monetization transactions are a component of net cash provided by operating activities in our consolidated statement of cash flows. See Note 18 to our consolidated financial statements for additional information.

Film Financing

In response to the high cost of producing films, we have entered into film cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. These arrangements can take various

63	Comcast 2011 Annual Report on Form 10-K

forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film. We account for our proceeds as a reduction to our capitalized film cost, and the related cash flows are a component of net cash provided by operating activities.

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2011	2010	2009
Operating income	$10,721	$7,980	$7,214
Depreciation and amortization	7,636	6,616	6,500
Operating income before depreciation and amortization	18,357	14,596	13,714
Noncash share-based compensation	344	300	257
Changes in operating assets and liabilities	(603)	(20)	(450)
Cash basis operating income	18,098	14,876	13,521
Payments of interest	(2,441)	(1,983)	(2,040)
Payments of income taxes	(1,626)	(1,864)	(1,303)
Proceeds from interest, dividends and other nonoperating items	314	150	103
Net cash provided by operating activities	$14,345	$11,179	$10,281

The changes in operating assets and liabilities in 2011 and 2010 primarily relate to the timing of payments of operating items and payroll, and, in 2011 to an increase in film and television costs.

The increase in interest payments in 2011 was primarily due to an increase in our outstanding debt as a result of the NBCUniversal transaction. The decrease in interest payments in 2010 was primarily due to the effects of early extinguishment costs associated with the repayment in 2009 of certain of our debt obligations prior to their maturity.

The decrease in income tax payments in 2011 was primarily due to the net income tax benefit in 2011 of the 2010 economic stimulus legislation. The increase in income tax payments in 2010 was primarily due to increases in 2010 taxable income, partially offset by tax payments made in 2009 that related to prior years.

Investing Activities

Net cash used in investing activities consists primarily of cash paid for acquisitions, capital expenditures, intangible assets and investments.

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable Communications segment, and we expect that this will continue in the future. The table below summarizes the capital expenditures we incurred in our Cable Communications segment from 2009 through 2011.

Year ended December 31 (in millions)	2011	2010	2009
Cable distribution system	$1,715	$1,553	$1,570
Customer premises equipment	2,594	2,864	3,013
Vehicles and other equipment	446	388	399
Buildings and building improvements	51	48	48
Land	—	—	1
Total	$4,806	$4,853	$5,031

Comcast 2011 Annual Report on Form 10-K	64

Cable Communications capital expenditures decreased slightly in 2011 primarily due to fewer equipment purchases and improved equipment pricing, partially offset by increased investment in business services and network capacity. Cable Communications capital expenditures decreased 3.5% in 2010 primarily due to improved equipment pricing, partially offset by increased investment in business services and strategic initiatives such as our all digital conversion and the continued deployment of DOCSIS 3.0 wideband technology.

Capital expenditures in our NBCUniversal segments were not significant in 2011.

Capital expenditures for 2012 and for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes and the timing and rate of deployment of new services. In addition, we have invested and expect to continue to invest in existing and new attractions at our theme parks.

Cash Paid for Intangible Assets

In 2011, cash paid for intangible assets consisted primarily of software, as well as payments associated with the acquisition of intellectual property rights for use in our theme parks.

Acquisitions

On January 28, 2011, we closed the NBCUniversal transaction. On July 1, 2011, NBCUniversal acquired the remaining 50% equity interest in Universal Orlando that it did not already own. Our 2010 and 2009 acquisitions were not significant. See Note 4 to our consolidated financial statements for additional information on our acquisitions.

Proceeds from Sales of Businesses and Investments

In 2011, proceeds from sales of businesses and investments consisted primarily of the sale of the Philadelphia 76ers, NBCUniversal’s sale of a Spanish-language local television station, and other investments.

Purchases of Investments

In 2011, we did not purchase any individually significant investments. In 2010, purchases of investments consisted primarily of the purchase of an equity method investment in the Houston Regional Sports Network. In 2009, purchases of investments consisted primarily of our additional investment in Clearwire.

Financing Activities

Net cash used in financing activities consists primarily of repayments of debt, repurchases of our common stock and dividend payments, offset by proceeds from borrowings, net of repayments. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments.

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

Share Repurchases and Dividends

In 2011, we repurchased 95 million shares of our Class A Special common stock for $2.1 billion, exhausting the then remaining availability under our share repurchase authorization. In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions.

65	Comcast 2011 Annual Report on Form 10-K

Our Board of Directors declared quarterly dividends totaling $1.2 billion in 2011. We paid dividends of $1.2 billion in 2011. In February 2012, our Board of Directors approved an increase of 44% to $0.65 per share on an annualized basis and approved the first quarterly dividend of $0.1625 per share to be paid in April 2012. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The table below sets forth information on our share repurchases and dividends paid in 2011, 2010 and 2009.

Contractual Obligations

The table below presents our future contractual obligations as of December 31, 2011 by period in which the payments are due.

	Payment Due by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$39,277	$1,352	$4,396	$6,606	$26,923
Capital lease obligations	32	15	7	5	5
Operating lease obligations	3,447	548	836	653	1,410
Purchase obligations(b)	39,690	7,391	7,319	6,179	18,801
Other long-term liabilities reflected on the balance sheet(c)	8,752	403	3,427	961	3,961
Total(d)	$91,198	$9,709	$15,985	$14,404	$51,100

Refer to Note 9 (long-term debt) and Note 19 (commitments and contingencies) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations related to our Cable Communications segment include programming contracts with cable networks and contracts with CPE manufacturers, communication vendors and other multichannel video providers for which we provide advertising sales representation and other contracts entered into in the normal course of business. Cable Communications programming contracts in the table above include amounts payable under fixed or minimum guaranteed commitments and do not represent the total fees that are expected to be paid under programming contracts, which we expect to be higher because these contracts are generally based on the number of subscribers receiving the programming. Our purchase obligations related to our NBCUniversal segments consist primarily of the commitments to acquire film and television programming, including U.S. television rights to future Olympic Games through 2020, NBC’s Sunday Night Football through the 2022-23 season, including the Super Bowls in 2012, 2015, 2018 and 2021, NHL games through the 2020-21 season, Spanish-language U.S. television rights to FIFA World Cup games through 2022, and certain PGA TOUR golf events through 2021; and obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term obligations consist primarily of prepaid forward sale agreements of equity securities we hold; subsidiary preferred shares; deferred compensation obligations; pension, postretirement and postemployment benefit obligations; the contingent consideration obligation related to the NBCUniversal transaction; and certain contractual obligations acquired in connection with the NBCUniversal and Universal Orlando transactions. These contractual obligations involve perpetual financial interests held by third parties in certain NBCUni-

Comcast 2011 Annual Report on Form 10-K	66

versal businesses and are based upon a percentage of future revenue of the specified businesses. One of these contractual obligations provides the third party with the option, beginning in 2017, to require NBCUniversal to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. Reserves for uncertain tax positions of $1.4 billion are not included in the table above because we cannot make a reliable estimate of the period in which the unrecognized tax benefits will be recognized. Payments of $1.7 billion of participations and residuals and a $482 million liability that represents the fair value, as of the date of the acquisition, of certain assets we consolidate that serve as collateral for a debt obligation of an equity method investee are also not included in the table above because we cannot make a reliable estimate of the period in which these obligations will become payable.

(d)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$49,078
Commitments not recorded on the balance sheet	42,120
Total	$91,198

GE Redemption Rights

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption. None of these amounts are included in the table above. See “NBCUniversal Transaction” under “Introduction and Overview” for additional details.

Off-Balance Sheet Arrangements

As of December 31, 2011, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for income taxes are critical in the preparation of our consolidated financial statements. As a result of the NBCUniversal transaction, two additional areas have been identified as critical in the preparation of our consolidated financial statements. The two critical accounting judgments and estimates are associated with the accounting for film and television costs and the valuation of acquisition-related assets and liabilities. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below.

See Note 2 to our consolidated financial statements for a discussion of our accounting policies with respect to these and other items.

67	Comcast 2011 Annual Report on Form 10-K

Valuation and Impairment Testing of Cable Franchise Rights

Our largest asset, our cable franchise rights, results from agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market new services, such as advanced video services and high-speed Internet and voice services, in a particular service area. The amounts we record for cable franchise rights are primarily a result of cable system acquisitions. Typically when we acquire a cable system, the most significant asset we record is the value of the cable franchise rights. Often these cable system acquisitions include multiple franchise areas. We currently serve approximately 6,400 franchise areas in the United States.

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

If we were to determine that the value of our cable franchise rights was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. For purposes of our impairment testing, we have grouped the recorded values of our various cable franchise rights into our Cable Communications divisions or units of account. We evaluate the unit of account periodically to ensure our impairment testing is performed at an appropriate level.

Since the adoption of the accounting guidance related to goodwill and intangible assets in 2002, we have not recorded any significant impairment charges to cable franchise rights as a result of our impairment testing. A future change in the unit of account could result in the recognition of an impairment charge.

We could also record impairment charges in the future if there are changes in long-term market conditions, in expected future operating results, or in federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. Assumptions made about increased competition and economic conditions could also impact the valuations used in future annual impairment testing and result in a reduction of fair values from those determined in the July 1, 2011 annual impairment testing. The table below illustrates the impairment related to our Cable Communications divisions that would have occurred had the hypothetical reductions in fair value existed at the time of our last annual impairment testing.

Percent Hypothetical Reduction in Fair Value and Related Impairment

(in millions)	10%	15%	20%	25%
Northeast Division	$—	$(492)	$(1,842)	$(3,192)
Central Division	—	—	—	(576)
West Division	—	—	—	(423)
	$—	$(492)	$(1,842)	$(4,191)

Comcast 2011 Annual Report on Form 10-K	68

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

We adjust our estimates periodically to reflect changes in circumstances in ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. We believe that adequate accruals have been made for income taxes. When uncertain tax positions are ultimately resolved, either individually or in the aggregate, differences between our estimated amounts and the actual amounts are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period. As of December 31, 2011, our uncertain tax positions and related accrued interest were $1.4 billion and $698 million, respectively.

Film and Television Costs

As a result of the NBCUniversal transaction, we capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, as well as associated participation and residual payments, using the ratio of the current period’s actual revenue to estimated total remaining gross revenue from all sources (“ultimate revenue”). Estimates of ultimate revenue have a significant impact on how quickly capitalized costs are amortized and, therefore, are updated regularly.

Our estimates of ultimate revenue for films generally include revenue from all sources that are expected to be earned within 10 years from the date of a film’s initial release. These estimates are based on the historical performance of similar content, as well as factors unique to the content itself. The most sensitive factor affecting our estimate of ultimate revenue for a film intended for theatrical release is the film’s theatrical performance, as subsequent license revenue has historically exhibited a high correlation to theatrical performance. Upon a film’s release, our estimates of revenue from succeeding markets, including home entertainment and other distribution platforms, are revised based on historical relationships and an analysis of current market trends.

With respect to television series or other owned television programming, the most sensitive factor affecting our estimate of ultimate revenue is whether the series can be successfully licensed beyond its initial license. Initial estimates of ultimate revenue are limited to the amount of revenue contracted for each episode under the initial license. Once it is determined that a series can be licensed in subsequent platforms, revenue esti-

69	Comcast 2011 Annual Report on Form 10-K

mates for these platforms, such as U.S. and international syndication, home entertainment, and other distribution platforms, are included in ultimate revenue. In the case of television series and owned television programming, revenue estimates for produced episodes include revenue expected to be earned within 10 years of delivery of the initial episode or, if still in production, five years from the delivery of the most recent episode, if later.

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

Our judgments used to determine the estimated fair value assigned to each class of acquired assets and liabilities, as well as asset lives, have a material impact on our consolidated financial statements. For instance, the determination of asset lives impacts our results of operations as different types of assets have different useful lives and certain assets may even be considered to have indefinite useful lives. Below is a summary of the methodologies and significant assumptions used in estimating the fair value of certain of NBCUniversal’s assets and liabilities, GE’s redeemable noncontrolling interest and the preliminary fair value of Universal Orlando’s assets and liabilities.

Film and Television Costs

Film and television costs consist of our estimates of fair value for released films and television series; completed, not released theatrical films; and television series and theatrical films in-production and in-development. Released theatrical films and television series and completed, not released theatrical films were valued using a multiperiod cash flow model, a form of the income approach. This measure of fair value requires considerable judgments about the timing of cash flows. Television series, theatrical films in-production and in-development and acquired programming rights were valued using a replacement cost method.

Investments

The estimates of fair value for significant investments in nonpublic investees were determined using an income approach. This method starts with a forecast of all of the expected future net cash flows associated with the investment and then involves adjusting the forecast to present value by applying an appropriate discount rate that reflects the risk factors associated with the cash flow streams of the underlying business.

Property and Equipment

The estimated fair value of acquired property and equipment was primarily determined using a market approach for land, and a replacement cost approach for depreciable property and equipment. The market approach for land assets represents a sales comparison that measures the value of an asset through an analysis of sales of comparable properties. The replacement cost approach used for depreciable property and equipment measures the value of an asset by estimating the cost to acquire or construct comparable assets and adjusts for age and condition of the asset.

Comcast 2011 Annual Report on Form 10-K	70

Intangible Assets

Intangible assets primarily consist of our estimates of fair value for customer relationships with advertisers and multichannel video providers, each with an estimated useful life not to exceed 20 years, and indefinite-lived trade names and FCC licenses.

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

Item 7A: Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk Management

We maintain a mix of fixed-rate and variable-rate debt and we are exposed to the market risk of adverse changes in interest rates. In order to manage the cost and volatility relating to the interest cost of our outstanding debt, we enter into various interest rate risk management derivative transactions in accordance with our policies.

We monitor our exposure to the risk of adverse changes in interest rates through the use of techniques that include market value and sensitivity analyses. We do not engage in any speculative or leveraged derivative transactions.

Our interest rate derivative financial instruments, which may include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates to 87.1% from 98.5% as of December 31, 2011. In 2011, 2010 and 2009, the effect of our interest rate derivative financial instruments was a decrease in our interest expense of approximately $136 million, $132 million and $104 million, respectively. Interest rate derivative financial instruments may have a significant effect on our interest expense in the future.

71	Comcast 2011 Annual Report on Form 10-K

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2011.

(in millions)	2012	2013	2014	2015	2016	Thereafter	Total	Estimated Fair Value 12/31/2011
Debt
Fixed rate	$817	$2,390	$1,992	$3,660	$2,951	$26,928	$38,738	$44,490
Average interest rate	9.7%	8.7%	3.7%	6.1%	4.9%	6.3%	6.3%
Variable rate	$550	$21	$—	$—	$—	$—	$571	$571
Average interest rate	1.2%	3.2%	3.8%	4.4%	4.9%	5.4%	1.2%
Interest rate instruments
Fixed to variable swaps	$300	$1,550	$1,100	$150	$800	$600	$4,500	$280
Average pay rate	9.0%	6.3%	1.2%	2.4%	3.4%	2.9%	4.1%
Average receive rate	9.8%	8.0%	4.4%	3.7%	4.8%	5.7%	6.2%

We use the notional amount of each instrument to calculate the interest to be paid or received. The notional amounts do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, including accrued interest. We estimate interest rates on variable debt and swaps using the average implied forward London Interbank Offered Rate (“LIBOR”) through the year of maturity based on the yield curve in effect on December 31, 2011, plus the applicable borrowing margin on December 31, 2011.

Certain of our financial contracts include credit-ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. As of December 31, 2011 and 2010, the estimated fair value of those swaps was an asset of $19 million and $26 million, respectively. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time. See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments and Note 10 to our consolidated financial statements for additional information on our derivative financial instruments.

Foreign Exchange Risk Management

NBCUniversal has significant operations in a number of countries outside the U.S., and certain of NBCUniversal’s operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar value of our non-U.S. revenue and operating costs and expenses and reduce international demand for our content, all of which could negatively affect our business, financial condition and results of operations in a given period or in specific territories.

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we enter into derivative financial instruments related to a significant portion of our foreign currency exposures. We enter into foreign currency forward contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of our foreign currency assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, we hedge forecasted foreign currency transactions for periods generally not to exceed one year. In certain circumstances, we may hedge a transaction not to exceed 18 months. As of December 31, 2011, we had foreign exchange contracts on a total notional value of $767 million. As of December 31, 2011, these foreign exchange contracts had an aggregate estimated fair value loss of $2 million.

Comcast 2011 Annual Report on Form 10-K	72

We have analyzed our foreign currency exposures related to NBCUniversal’s operations as of December 31, 2011, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their relevant functional currency. For these assets and liabilities, we then evaluated the effects of a 10% shift in currency exchange rates between those currencies and the U.S. dollar. The analysis of such shift in exchange rates indicated that there would be an immaterial effect on our 2011 income.

We are also exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to our foreign currency denominated debt obligations. Cross-currency swaps are used to effectively convert fixed rate foreign currency denominated debt to fixed rate U.S. dollar denominated debt, hedging the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2011 and 2010, the fair value of our cross-currency swaps on our £625 million principal amount of 5.50% senior notes due 2029 was a liability of $69 million and $29 million, respectively.

See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments and Note 10 to our consolidated financial statements for additional information on our derivative financial instruments.

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

To limit our exposure to and the benefits from price fluctuations in the common stock of some of our investments, we use equity derivative financial instruments. These derivative financial instruments, which are accounted for at fair value, may include equity collar agreements, prepaid forward sale agreements and indexed debt instruments.

Except as described above in Item 7 under the heading “Investment Income (Loss), Net,” the changes in the fair value of the investments that we accounted for as available-for-sale or trading securities were substantially offset by the changes in the fair values of the equity derivative financial instruments. See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments and Note 6 and Note 10 to our consolidated financial statements for additional information on our investments and derivative financial instruments.

Counterparty Credit Risk Management

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of December 31, 2011 and 2010, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

73	Comcast 2011 Annual Report on Form 10-K

Item 8: Financial Statements and Supplementary Data

Comcast 2011 Annual Report on Form 10-K	74

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and Chief Executive Officer	Vice Chairman and Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

75	Comcast 2011 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2011. We also have audited the Company’s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the criteria established in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 22, 2012

Comcast 2011 Annual Report on Form 10-K	76

Consolidated Balance Sheet

December 31 (in millions, except share data)	2011	2010
Assets
Current Assets:
Cash and cash equivalents	$1,620	$5,984
Receivables, net	4,351	1,855
Programming rights	987	122
Other current assets	1,615	925
Total current assets	8,573	8,886
Film and television costs	5,227	460
Investments	9,854	6,670
Property and equipment, net	27,559	23,515
Franchise rights	59,376	59,442
Goodwill	26,874	14,958
Other intangible assets, net	18,165	3,431
Other noncurrent assets, net	2,190	1,172
Total assets	$157,818	$118,534
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,705	$3,291
Accrued participations and residuals	1,255	—
Deferred revenue	790	83
Accrued expenses and other current liabilities	4,124	3,060
Current portion of long-term debt	1,367	1,800
Total current liabilities	13,241	8,234
Long-term debt, less current portion	37,942	29,615
Deferred income taxes	29,932	28,246
Other noncurrent liabilities	13,034	7,862
Commitments and contingencies (Note 19)
Redeemable noncontrolling interests	16,014	143
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,460,937,253 and 2,437,281,651; outstanding, 2,095,476,503 and 2,071,820,901	25	24
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 671,947,577 and 766,168,658; outstanding, 601,012,813 and 695,233,894	7	8
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,940	39,780
Retained earnings	13,971	12,158
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(152)	(99)
Total Comcast Corporation shareholders’ equity	47,274	44,354
Noncontrolling interests	381	80
Total equity	47,655	44,434
Total liabilities and equity	$157,818	$118,534

See accompanying notes to consolidated financial statements.

77	Comcast 2011 Annual Report on Form 10-K

Consolidated Statement of Income

Year ended December 31 (in millions, except per share data)	2011	2010	2009
Revenue	$55,842	$37,937	$35,756
Costs and Expenses:
Operating costs and expenses	37,485	23,341	22,042
Depreciation	6,040	5,539	5,483
Amortization	1,596	1,077	1,017
	45,121	29,957	28,542
Operating income	10,721	7,980	7,214
Other Income (Expense):
Interest expense	(2,505)	(2,156)	(2,348)
Investment income (loss), net	159	288	282
Equity in net income (losses) of investees, net	(35)	(141)	(64)
Other income (expense), net	(133)	133	22
	(2,514)	(1,876)	(2,108)
Income before income taxes	8,207	6,104	5,106
Income tax expense	(3,050)	(2,436)	(1,478)
Net income from consolidated operations	5,157	3,668	3,628
Net (income) loss attributable to noncontrolling interests	(997)	(33)	10
Net income attributable to Comcast Corporation	$4,160	$3,635	$3,638
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.51	$1.29	$1.27
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.50	$1.29	$1.26
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.45	$0.378	$0.297

See accompanying notes to consolidated financial statements.

Comcast 2011 Annual Report on Form 10-K	78

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2011	2010	2009
Net income from consolidated operations	$5,157	$3,668	$3,628
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(2), $ — and $(4)	4	9	8
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $15, $47 and $ —	(25)	(80)	—
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $5, $2 and $2	(8)	(2)	(4)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(11), $(21) and $(20)	20	34	34
Employee benefit obligations, net of deferred taxes of $22, $9 and $(15)	(70)	(13)	25
Currency translation adjustments, net of deferred taxes of $3, $ — , and $ —	(12)	(1)	4
Comprehensive income	5,066	3,615	3,695
Net (income) loss attributable to noncontrolling interests	(997)	(33)	10
Other comprehensive (income) loss attributable to noncontrolling interests	38	—	—
Comprehensive income attributable to Comcast Corporation	$4,107	$3,582	$3,705

See accompanying notes to consolidated financial statements.

79	Comcast 2011 Annual Report on Form 10-K

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2011	2010	2009
Operating Activities
Net income from consolidated operations	$5,157	$3,668	$3,628
Adjustments to reconcile net income from consolidated operations to net cash provided by operating activities:
Depreciation and amortization	7,636	6,616	6,500
Amortization of film and television costs	6,787	187	349
Share-based compensation	344	300	257
Noncash interest expense (income), net	146	141	160
Equity in net (income) losses of investees, net	35	141	64
Cash received from investees	311	—	—
Net (gain) loss on investment activity and other	23	(267)	(201)
Deferred income taxes	1,058	549	832
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivable, net	(18)	(131)	(84)
Change in film and television costs	(7,080)	(191)	(404)
Change in accounts payable and accrued expenses related to trade creditors	(45)	37	(136)
Change in other operating assets and liabilities	(9)	129	(684)
Net cash provided by (used in) operating activities	14,345	11,179	10,281
Investing Activities
Capital expenditures	(5,307)	(4,961)	(5,117)
Cash paid for intangible assets	(954)	(536)	(522)
Acquisitions, net of cash acquired	(6,407)	(183)	(88)
Proceeds from sales of businesses and investments	277	99	102
Purchases of investments	(135)	(260)	(346)
Other	18	130	74
Net cash provided by (used in) investing activities	(12,508)	(5,711)	(5,897)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	544	—	—
Proceeds from borrowings	—	3,420	1,564
Repurchases and repayments of debt	(3,216)	(1,153)	(4,738)
Repurchases and retirements of common stock	(2,141)	(1,200)	(765)
Dividends paid	(1,187)	(1,064)	(761)
Issuances of common stock	283	34	1
Distributions to noncontrolling interests	(325)	(67)	(49)
Other	(159)	(125)	(160)
Net cash provided by (used in) financing activities	(6,201)	(155)	(4,908)
Increase (decrease) in cash and cash equivalents	(4,364)	5,313	(524)
Cash and cash equivalents, beginning of year	5,984	671	1,195
Cash and cash equivalents, end of year	$1,620	$5,984	$671

See accompanying notes to consolidated financial statements.

Comcast 2011 Annual Report on Form 10-K	80

Consolidated Statement of Changes in Equity

(in millions)	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

		A	A Special	B
Balance, January 1, 2009	$171	$24	$9	$—	$40,620	$7,427	$(7,517)	$(113)	$126	$40,576
Stock compensation plans					159					159
Repurchase and retirement of common stock			(1)		(554)	(210)				(765)
Employee stock purchase plan					61					61
Dividends declared						(850)				(850)
Other comprehensive income (loss)								67		67
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net					(39)				(12)	(51)
Contributions from (distributions to) noncontrolling interests	9								(28)	(28)
Net income (loss)	(14)					3,638			4	3,642
Balance, December 31, 2009	166	24	8	—	40,247	10,005	(7,517)	(46)	90	42,811
Stock compensation plans					242	(4)				238
Repurchase and retirement of common stock					(781)	(419)				(1,200)
Employee stock purchase plan					61					61
Dividends declared						(1,059)				(1,059)
Other comprehensive income (loss)								(53)		(53)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests	(2)								(44)	(44)
Net income (loss)	(1)					3,635			34	3,669
Balance, December 31, 2010	143	24	8	—	39,780	12,158	(7,517)	(99)	80	44,434
Stock compensation plans		1			509	(41)				469
Repurchase and retirement of common stock			(1)		(1,067)	(1,073)				(2,141)
Employee stock purchase plan					68					68
Dividends declared						(1,233)				(1,233)
Other comprehensive income (loss)	(38)							(53)		(53)
NBCUniversal transaction	15,198				1,605				264	1,869
Issuance of subsidiary shares to noncontrolling interests	83				45				43	88
Contributions from (distributions to) noncontrolling interests	(214)								(161)	(161)
Net income (loss)	842					4,160			155	4,315
Balance, December 31, 2011	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655

See accompanying notes to consolidated financial statements.

81	Comcast 2011 Annual Report on Form 10-K

Notes to Consolidated Financial Statements

Note 1: Organization and Business

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. On January 28, 2011, we closed our transaction with GE in which we acquired a 51% controlling interest in the businesses of NBCUniversal, a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports, and other content to global audiences. NBCUniversal’s results of operations from January 29, 2011 through December 31, 2011 are included in our consolidated results of operations. See Note 4 for additional information on the transaction.

As a result of the NBCUniversal transaction, we report our operations as the following five reportable business segments: Cable Communications (previously our Cable segment), Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. See Note 20 for additional information on our reportable segments.

Our Cable Communications segment is primarily involved in the management and operation of cable systems serving residential and business customers in the United States. As of December 31, 2011, we served approximately 22.3 million video customers, 18.1 million high-speed Internet customers and 9.3 million voice customers.

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo (formerly Sleuth) and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network (formerly VERSUS)); our 13 regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which consist primarily of brand-aligned and other websites, such as DailyCandy, Fandango and iVillage.

Our Broadcast Television segment consists primarily of our NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties, which consist primarily of brand-aligned websites.

Our Filmed Entertainment segment consists of the operations of Universal Pictures, including Focus Features, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. We also develop, produce and license stage plays.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore.

Our other business interests primarily include Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center, a large, multipurpose arena in Philadelphia. Comcast Spectacor also owns Global Spectrum, which provides facilities management, and Ovations Food Services, which provides food services, for sporting events, concerts and other events. We also own equity method investments in other cable networks and wireless-related companies.

Comcast 2011 Annual Report on Form 10-K	82

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

Use of Estimates

We prepare our consolidated financial statements in accordance with GAAP, which requires us to make estimates and assumptions that affect the reported amounts and disclosures. Actual results could differ from those estimates. Estimates are used when accounting for various items, including the fair value of acquisition-related assets and liabilities, allowances for doubtful accounts, amortization of owned and acquired programming, impairment of capitalized film and television costs, participation and residual accruals, investments, derivative financial instruments, asset impairments, nonmonetary transactions, pensions and other postretirement benefits, revenue recognition, estimates of DVD and Blu-ray discs (together, “DVDs”) returns and customer incentives, depreciation and amortization, income taxes, legal contingencies, and other contingent liabilities. See Note 11 for our discussion on fair value measurements.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair value. Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of less than three months when purchased.

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to operating costs and expenses. We record the amortization and the accrued costs using the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources, which is referred to as ultimate revenue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the exhibition, licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

In determining the estimated lives and method of amortization of acquired film and television libraries, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

Upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value.

We enter into arrangements with third parties to jointly finance and distribute certain of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the form of the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can also vary, although in most cases an investor assumes full risk for the portion of the film acquired in these arrangements. We account for our proceeds under these arrangements as a reduction to our capitalized film costs. In these arrangements, the

83	Comcast 2011 Annual Report on Form 10-K

investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or benefit to operating costs and expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in profit or loss of a film is determined by reference to the ratio of actual revenue earned to date in relation to the ultimate revenue expected to be recognized over a film’s useful life.

We capitalize the costs of programming content that we license, but do not own, including rights to multiyear live-event sports programming, at the earlier of when payments are made for the acquired programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s actual direct revenue to the estimated total remaining direct revenue or over the contract term.

We state the costs of acquired programming at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Acquired programming used in our Cable Networks segment is tested on a channel basis for impairment, whereas acquired programming in our Broadcast Television segment is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or if there is no plan to broadcast certain programming, we will recognize an impairment charge to operating costs and expenses.

See Note 5 for additional information on our film and television costs.

Investments

We classify publicly traded investments that are not accounted for under the equity method as available-for-sale (“AFS”) or trading securities and record them at fair value. For AFS securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of other comprehensive income (loss), except when we consider declines in value to be other than temporary. For trading securities, we record unrealized gains or losses resulting from changes in fair value between measurement dates as a component of investment income (loss), net. We recognize realized gains and losses associated with our fair value method investments using the specific identification method. We classify the cash flows related to purchases of and proceeds from the sale of trading securities based on the nature of the securities and the purpose for which they were acquired. Investments in privately held companies are generally stated at cost.

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies. Equity method investments are recorded at cost and are adjusted to recognize (i) our proportionate share of the investee’s net income or losses after the date of investment, (ii) amortization of the recorded investment that exceeds our share of the book value of the investees’ net assets, (iii) additional contributions made and dividends received, and (iv) impairments resulting from other-than-temporary declines in fair value. For certain investments, we record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (expense), net.

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net.

Comcast 2011 Annual Report on Form 10-K	84

If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

Property and Equipment

Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense repairs and maintenance costs as incurred. For assets that are sold or retired, we remove the applicable cost and accumulated depreciation and, unless the gain or loss on disposition is presented separately, we recognize it as a component of depreciation expense.

We capitalize the costs associated with the construction of and improvements to our cable transmission and distribution facilities and new service installations. Costs include all direct labor and materials, as well as various indirect costs. We capitalize initial customer installation costs that are directly attributable to installation of the drop, including material, labor and indirect costs, in accordance with accounting guidance related to cable television companies. All costs incurred in connection with subsequent service disconnections and reconnections are expensed as they are incurred. We record depreciation using the straight-line method over the asset’s estimated useful life. See Note 7 for our significant components of property and equipment.

We evaluate the recoverability of our property and equipment whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair value. Unless presented separately, the impairment charge is included as a component of depreciation expense.

Intangible Assets

Indefinite-Lived Intangible Assets

Franchise Rights

Our franchise rights consist primarily of cable franchise rights. Cable franchise rights represent the value we attributed to agreements with state and local authorities that allow access to homes and businesses in cable service areas acquired in business combinations. We also have sports franchise rights, which represent the value we attributed to our professional sports team that was acquired in a business combination. We do not amortize our franchise rights because we have determined that they meet the definition of an indefinite-lived intangible asset. We reassess this determination periodically or whenever events or substantive changes in circumstances occur. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are generally amortized on a straight-line basis over the term of the franchise agreement.

Other

Other indefinite-lived intangible assets include trade names and FCC licenses.

* * *

We evaluate the recoverability of our franchise rights and other indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We estimate the fair value of our cable franchise rights and other indefinite-lived intangible assets primarily based on a discounted cash flow analysis. In analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and

85	Comcast 2011 Annual Report on Form 10-K

amortization generated by the underlying assets, current market transactions, and profitability information. If the value of our cable franchise rights or other indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We also evaluate the unit of account used to test for impairment of our cable franchise rights and other indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The Cable Communications divisions represent the units of account we use to test for impairment for our cable franchise rights.

Goodwill

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the asset might be impaired. In our Cable Communications business, since components one level below the segment level (Cable Communications divisions) are not separate reporting units and have similar economic characteristics, we aggregate the components into one reporting unit at the Cable Communications segment level. In our NBCUniversal businesses, our reporting units containing goodwill are also aggregated at the segment level. The assessment of recoverability considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

Finite-Lived Intangible Assets

Finite-lived intangible assets subject to amortization consist primarily of customer relationships acquired in business combinations, cable franchise renewal costs, contractual operating rights, intellectual property rights and software. These assets are amortized primarily on a straight-line basis over their estimated useful lives or the terms of the respective agreements. See Note 8 for the ranges of useful lives of our intangible assets.

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

* * *

We evaluate the recoverability of our intangible assets subject to amortization whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows is less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeds its estimated fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

Asset Retirement Obligations

We recognize a liability for an asset retirement obligation in the period in which it is incurred if a reasonable estimate of fair value can be made.

Comcast 2011 Annual Report on Form 10-K	86

Certain of our cable franchise agreements and lease agreements contain provisions requiring us to restore facilities or remove property in the event that the franchise or lease agreement is not renewed. We expect to continually renew our cable franchise agreements and therefore cannot reasonably estimate any liabilities associated with such agreements. A remote possibility exists that franchise agreements could be terminated unexpectedly, which could result in us incurring significant expense in complying with restoration or removal provisions. The disposal obligations related to our properties are not material to our consolidated financial statements. We do not have any significant liabilities related to asset retirements recorded in our consolidated financial statements.

Revenue Recognition

Cable Communications Segment

Our Cable Communications segment generates revenue primarily from subscriptions to our video, high-speed Internet and voice services (“cable services”) and from the sale of advertising. We recognize revenue from cable services as each service is provided. We manage credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. If a customer’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the customer’s cable service. Since installation revenue obtained from the connection of customers to our cable systems is less than related direct selling costs, we recognize revenue as connections are completed.

As part of our programming license agreements with cable networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We recognize advertising revenue when the advertising is aired and based on the broadcast calendar. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other multichannel video providers in some markets, and in some markets we operate advertising interconnects. Since we are acting as the principal in these arrangements, we report the advertising that is sold as revenue and the fees paid to representation firms and multichannel video providers as operating costs and expenses.

Revenue earned from other sources is recognized when services are provided or events occur. Under the terms of our cable franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue. We normally pass these fees through to our cable customers and classify the fees as a component of revenue with the corresponding costs included in operating costs and expenses. We present other taxes imposed on a revenue-producing transaction as revenue if we are acting as the principal or as a reduction to operating costs and expenses if we are acting as an agent.

Cable Networks and Broadcast Television Segments

Our Cable Networks segment primarily generates revenue from the distribution of our cable network programming, the sale of advertising and the licensing and sale of our owned programming. Our Broadcast Television segment primarily generates revenue from the sale of advertising and the licensing and sale of our owned programming. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

87	Comcast 2011 Annual Report on Form 10-K

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until such shortfall is settled, primarily by providing additional advertising time. We record revenue from the licensing of television productions when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertisements are aired.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue from the worldwide theatrical release of our owned and acquired films, the licensing of owned and acquired films to broadcast, cable and premium networks, and the licensing and sale of our owned and acquired films on DVD and through various digital media platforms. We also generate revenue from distributing third parties’ filmed entertainment, producing stage plays, publishing music and licensing consumer products. We recognize revenue from the theatrical distribution of films when films are exhibited. We record revenue from the licensing of a film when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertisements are aired. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from management, licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For multiday or annual passes, we recognize revenue over the period of benefit based on estimated usage patterns that are derived from historical experience.

Cable Communications Programming Expenses

Cable Communications programming expenses are the fees we pay to license the programming we distribute to our video customers. Programming is acquired for distribution to our video customers, generally under multiyear distribution agreements, with rates typically based on the number of customers that receive the programming, adjusted for channel positioning and the extent of distribution. From time to time these contracts expire and programming continues to be provided under interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract’s terms, the amount of our programming expenses recorded during these interim arrangements is based on our estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

When our Cable Communications segment receives incentives from cable networks for the licensing of their programming, we defer a portion of these incentives, which are included in other current and noncurrent liabilities, and recognize them over the term of the contract as a reduction to programming expenses, which are included in operating costs and expenses.

Advertising Expenses

Advertising costs are expensed as incurred. See Note 17 for additional information on advertising costs incurred.

Comcast 2011 Annual Report on Form 10-K	88

Share-Based Compensation

Our share-based compensation consists of awards of stock options and restricted share units (“RSUs”) and the discounted sale of company stock to employees through our employee stock purchase plans. For stock options and RSUs, associated costs are based on an award’s estimated fair value at the date of grant and are recognized over the period in which any related services are provided. See Note 15 for additional information on our share-based compensation.

Postretirement and Pension Benefits

We provide postretirement medical benefits for substantially all of our employees who meet certain age and service requirements. Following the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal established new defined benefit plans covering the majority of its U.S. employees (the “qualified plan”) and executives (the “nonqualified plan”) and other postretirement plans, such as medical and life insurance plans. NBCUniversal’s new defined benefit pension plans are currently unfunded noncontributory plans. The qualified plan is not open to new participants.

As of December 31, 2011, we also sponsored two pension plans that together provided benefits to substantially all former AT&T Broadband employees. Future benefits for both pension plans have been frozen.

Pension and other postretirement benefits are based on formulas that reflect the employees’ years of service, compensation during their employment period and participation in the plans. The expense we recognize related to our benefit plans is determined using certain assumptions, including the expected long-term rate of return on plan assets and discount rate, among others. We recognize the funded or unfunded status of our defined benefit and other postretirement plans, other than multiemployer plans, as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss).

See Note 13 for additional information on our postretirement and pension benefits.

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

Income tax consequences that arise in connection with a business combination include identifying the tax basis of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination. Deferred tax assets and liabilities related to temporary differences of an acquired entity are recorded as of the date of the business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities. We record liabilities for contingencies associated with prior tax returns filed by the acquired entity based on criteria set forth in the accounting guidance related to accounting for uncertainty in income taxes. We adjust the deferred tax accounts and the liabilities periodically to reflect any revised estimated tax basis and any estimated settlements with the various taxing authorities. The effects of these adjustments are recorded to income tax expense.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

89	Comcast 2011 Annual Report on Form 10-K

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in interest rates, foreign exchange rates and equity prices. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them. Derivative financial instruments are recorded in our consolidated balance sheet at fair value. We formally document, at the inception of the relationship, derivative financial instruments designated to hedge the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment (“fair value hedge”) or the exposure to changes in cash flows of a forecasted transaction (“cash flow hedge”), and we evaluate them for effectiveness at the time they are designated, as well as throughout the hedging period.

For derivative financial instruments designated as fair value hedges, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the hedged item, each of which is recorded to the same line in our consolidated statement of income. When fair value hedges are terminated, sold, exercised or have expired, any gain or loss resulting from changes in the fair value of the hedged item is deferred and recognized in earnings over the remaining life of the hedged item. When the hedged item is settled or sold, the unamortized adjustment is recognized in earnings. For derivative financial instruments designated as cash flow hedges, the effective portion of the change in fair value of the derivative financial instrument is reported in accumulated other comprehensive income (loss) and recognized as an adjustment to earnings over the period in which the hedged item is recognized in our consolidated statement of income. When the hedged item is settled or becomes probable of not occurring, any remaining unrealized gain or loss from the hedge is recognized in earnings. Cash flows from hedging activities are classified under the same category as the cash flows from the hedged items in our consolidated statement of cash flows. The ineffective portion of changes in fair value for designated hedges is recognized on a current basis in earnings.

For those derivative financial instruments that are not designated as hedges, changes in fair value are recognized on a current basis in earnings. Derivative financial instruments embedded in other contracts are separated from their host contract. The derivative component is recorded at its estimated fair value in our consolidated balance sheet and changes in its fair value are recognized on a current basis in earnings.

We do not engage in any speculative or leveraged derivative transactions. All derivative transactions must comply with the derivatives policy approved by our Board of Directors.

See Note 10 for additional information on our derivative financial instruments.

Foreign Currency Translation

Functional currencies are determined based on entity-specific economic and management indicators. We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). We translate revenue and expenses using average monthly exchange rates. Foreign currency transaction gains and losses are included in operating costs and expenses or other income (expense), depending on the nature of the underlying transaction.

Reclassifications

Reclassifications have been made to the prior year’s consolidated balance sheet to programming rights, other current assets, film and television costs, other intangible assets, net and other noncurrent assets, net to adjust to classifications used in the current year as a result of the acquisition of the NBCUniversal businesses.

Comcast 2011 Annual Report on Form 10-K	90

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

Diluted EPS for 2011, 2010 and 2009 excludes approximately 45 million, 168 million and 195 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

Computation of Diluted EPS

	2011			2010			2009
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$4,160	2,746	$1.51	$3,635	2,808	$1.29	$3,638	2,875	$1.27
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		32			12			10

Diluted EPS attributable to Comcast Corporation shareholders	$4,160	2,778	$1.50	$3,635	2,820	$1.29	$3,638	2,885	$1.26

Note 4: Acquisitions and Other Significant Events

2011

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings, and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is now a wholly owned subsidiary of NBCUniversal Holdings. The NBCUniversal businesses that were contributed included its national cable networks, the NBC and Telemundo broadcast networks and its NBC and Telemundo owned local television stations, Universal Pictures, the Universal Studios Hollywood theme park, and other related assets. We contributed our national cable networks, our regional sports and news networks, certain of our Internet businesses, including DailyCandy and Fandango, and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, we also made

91	Comcast 2011 Annual Report on Form 10-K

a cash payment to GE of $6.2 billion, which included transaction-related costs. We expect to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits as they are realized.

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning on July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and we would have the immediate right to purchase the remainder of GE’s interest. If, however, we elect not to exercise this right, during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE does not exercise its first redemption right, we have the right, during the six month period beginning January 28, 2016, to purchase half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2019, we have the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase or redemption described in this paragraph will be equal to the ownership percentage being purchased multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

Until July 28, 2014, GE may not directly or indirectly transfer its interest in NBCUniversal Holdings. Thereafter, GE may transfer its interest to a third party, subject to our right of first offer. The right of first offer would permit us to purchase all, but not less than all, of the interests proposed to be transferred. If GE makes a registration request in accordance with certain registration rights that are granted to it under the agreement, we will have the right to purchase, for cash at the market value (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), all of GE’s interest in NBCUniversal Holdings that GE is seeking to register.

For so long as GE continues to own at least 20% of NBCUniversal Holdings, GE will have veto rights with respect to certain matters, which include: (i) certain issuances or repurchases of equity; (ii) certain distributions to equity holders; (iii) certain debt incurrences; and (iv) certain loans to or guarantees for other persons made outside of the ordinary course of business.

Allocation of Purchase Price

Because we now control NBCUniversal Holdings, we have applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The net assets of the NBCUniversal contributed businesses were recorded at their estimated fair value primarily using Level 3 inputs (see Note 11 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined above. GE’s redeemable noncontrolling interest has been recorded at fair value for the portion attributable to the net assets we acquired, and at our historical cost for the portion attributable to the Comcast Content Business.

The tables below present the fair value of the consideration transferred and the allocation of purchase price to the assets and liabilities of the NBCUniversal businesses acquired as a result of the NBCUniversal transaction. We have revised our estimates during the year, which resulted in a decrease in goodwill of $1.1 billion from our initial allocation of purchase price. The changes related primarily to revisions in the estimated fair value of investments, property and equipment, and intangible assets.

Comcast 2011 Annual Report on Form 10-K	92

Consideration Transferred

(in millions)
Cash	$6,120
Fair value of 49% of the Comcast Content Business	4,308
Fair value of contingent consideration	590
Fair value of redeemable noncontrolling interest associated with net assets acquired	13,071
$24,089

Allocation of Purchase Price

(in millions)
Film and television costs (see Note 5)	$5,049
Investments (see Note 6)	4,339
Property and equipment (see Note 7)	2,322
Intangible assets (see Note 8)	14,585
Working capital	(1,734)
Long-term debt (see Note 9)	(9,115)
Deferred income tax liabilities	(35)
Other noncurrent assets and liabilities	(2,005)
Noncontrolling interests acquired	(262)
Fair value of identifiable net assets acquired	13,144
Goodwill (see Note 8)	10,945
$24,089

Income Taxes

We are responsible for the tax matters of both NBCUniversal Holdings and NBCUniversal, including the filing of returns and the administering of any proceedings with taxing authorities. See Note 16 for additional information on the partnership structure of NBCUniversal Holdings and NBCUniversal. GE has indemnified us and NBCUniversal Holdings for any income tax liability attributable to the NBCUniversal contributed businesses for periods prior to the acquisition date. We have also indemnified GE and NBCUniversal Holdings for any income tax liability attributable to the Comcast Content Business for periods prior to the acquisition date.

NBCUniversal recognized net deferred income tax liabilities of $35 million in the allocation of purchase price related primarily to acquired intangible assets in state and foreign jurisdictions. In addition, Comcast recognized $576 million of deferred tax liabilities in connection with the NBCUniversal transaction. Because we maintained control of the Comcast Content Business, the excess of fair value received over historical book value and the related tax impact were recorded to additional paid-in capital.

We agreed to share with GE certain tax benefits as they are realized that relate to the form and structure of the transaction. These payments to GE are contingent on us realizing tax benefits in the future and are accounted for as contingent consideration. We have recorded $590 million in other current and noncurrent liabilities in our acquisition accounting based on the present value of the expected future payments to GE.

93	Comcast 2011 Annual Report on Form 10-K

Following the close of the NBCUniversal transaction, our provision for income taxes includes a federal and state tax provision on our allocable share of the earnings of NBCUniversal Holdings and NBCUniversal, as well as the state, local and foreign tax provisions of NBCUniversal Holdings and NBCUniversal, adjusted for any foreign tax credits.

Contingent Consideration

(in millions)
Balance, January 28, 2011	$590
Fair value adjustments	29
Payments	(36)
Balance, December 31, 2011	$583

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships, and agreements between us and NBCUniversal. Due to the partnership structure of NBCUniversal Holdings, the goodwill is not deductible for tax purposes.

Transaction-Related Expenses

We have incurred significant transaction costs directly related to the NBCUniversal transaction. The incremental expenses related to legal, accounting and valuation services and investment banking fees are included in operating costs and expenses. We also incurred certain financing costs and other shared costs with GE associated with NBCUniversal’s debt facilities that were entered into in December 2009 and the issuance of NBCUniversal’s senior notes in 2010, which are included in other expense and interest expense. In addition, during 2011, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges, which are included in operating costs and expenses.

The table below presents the amounts related to these expenses included in our consolidated statement of income.

Year ended December 31 (in millions)	2011	2010
Operating costs and expenses:
Transaction costs	$63	$80
Transaction-related costs	92	—
Total operating costs and expenses	155	80
Other expense	16	129
Interest expense	—	7
Total	$171	$216

Universal Orlando Transaction

On July 1, 2011, NBCUniversal acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“Universal Orlando”) that it did not already own for $1 billion. Universal Orlando is now a wholly owned consolidated subsidiary of NBCUniversal, the operations of which are reported in our Theme Parks segment. NBCUniversal funded this acquisition with cash on hand, borrowings under its revolving credit facility and a $250 million 1 year note due to us, which was repaid in December 2011.

Comcast 2011 Annual Report on Form 10-K	94

Preliminary Allocation of Purchase Price

Because we now control Universal Orlando, we have applied acquisition accounting and its results of operations are included in our consolidated results of operations following the acquisition date.

The carrying value of our investment in Universal Orlando on July 1, 2011 was $1 billion, which approximated its fair value and, therefore, no gain or loss was recognized as a result of the acquisition. The estimated fair values of the assets and liabilities acquired are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than 1 year from the acquisition date.

The table below presents the fair value of the consideration transferred and the preliminary allocation of purchase price to the assets and liabilities of Universal Orlando.

Consideration Transferred

(in millions)
Cash	$1,019
Fair value of 50% equity method investment in Universal Orlando	1,039
$2,058

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment (see Note 7)	$2,409
Intangible assets (see Note 8)	492
Working capital	242
Long-term debt (see Note 9)	(1,505)
Deferred revenue	(89)
Other noncurrent assets and liabilities	(626)
Noncontrolling interests acquired	(5)
Fair value of identifiable net assets acquired	918
Goodwill (see Note 8)	1,140
$2,058

Due to the partnership structure of NBCUniversal Holdings, goodwill is not deductible for tax purposes.

Unaudited Actual and Pro Forma Information

Our consolidated revenue and net income (loss) attributable to Comcast Corporation for the year ended December 31, 2011 included $14.5 billion and $493 million, respectively, from the NBCUniversal contributed businesses.

Our consolidated revenue and net income (loss) attributable to Comcast Corporation for the year ended December 31, 2011 included $712 million and $42 million, respectively, from the acquisition of the remaining 50% equity interest in Universal Orlando.

The following unaudited pro forma information has been presented as if both the NBCUniversal transaction and the Universal Orlando transaction occurred on January 1, 2010. This information is based on historical results of operations, adjusted for the allocation of purchase price and other acquisition accounting adjust-

95	Comcast 2011 Annual Report on Form 10-K

ments, and is not necessarily indicative of what our results would have been had we operated the businesses since January 1, 2010. No pro forma adjustments have been made for our incremental transaction-related expenses.

Year ended December 31 (in millions except per share amounts)	2011	2010
Revenue	$57,661	$55,054
Net income from consolidated operations	$5,169	$4,584
Net income attributable to Comcast Corporation	$4,149	$3,844
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.51	$1.37
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.49	$1.36

Note 5: Film and Television Costs

December 31 (in millions)	2011	2010
Film Costs:
Released, less amortization	$1,428	$—
Completed, not released	148	—
In-production and in-development	1,374	—
	2,950	—

Television Costs:
Released, less amortization	1,002	94
In-production and in-development	201	43
	1,203	137
Programming rights, less amortization	2,061	445
	6,214	582
Less: Current portion of programming rights	987	122
Film and television costs	$5,227	$460

Based on management’s estimates of ultimate revenue as of December 31, 2011, approximately $896 million of film and television costs associated with our original film and television productions that are released, or completed and not yet released, are expected to be amortized during 2012. Approximately 89% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2014.

As of December 31, 2011, acquired film and television libraries, which are included within Released, less amortization in the table above, had remaining unamortized costs of approximately $1.0 billion. These costs are generally amortized over a period not to exceed 20 years, and approximately 43% of these costs are expected to be amortized through 2014.

Comcast 2011 Annual Report on Form 10-K	96

Note 6: Investments

December 31 (in millions)	2011	2010
Fair Value Method	$3,028	$2,815
Equity Method:
A&E Television Networks	2,021	—
SpectrumCo	1,417	1,413
The Weather Channel	463	—
MSNBC.com	174	—
Clearwire LLC	69	357
Other	736	423
	4,880	2,193
Cost Method:
AirTouch	1,523	1,508
Other	477	235
	2,000	1,743
Total investments	9,908	6,751
Less: Current investments(a)	54	81
Noncurrent investments	$9,854	$6,670

(a)	Current investments are included in other current assets in our consolidated balance sheet.

Fair Value Method

As of December 31, 2011, we held as collateral $3.0 billion of fair value method equity securities related to our obligations under prepaid forward sale agreements, which represents 98.5% of the total fair value method debt and equity securities held as of the balance sheet date. These investments were primarily in Liberty Media-related and Cablevision-related investments. The obligations related to these investments are recorded to other noncurrent liabilities and terminate between 2013 and 2015. At termination, the counterparties are entitled to receive some or all of the equity securities, or an equivalent amount of cash at our option, based on the market value of the equity securities at that time. As of December 31, 2011 and 2010, our prepaid forward sale obligations had an estimated fair value of $2.5 billion and $2.4 billion, respectively.

Equity Method

Equity method investments held as of December 31, 2011 consist primarily of our investments in A&E Television Networks LLC (“A&E Television Networks”) (16%), SpectrumCo, LLC (“SpectrumCo”) (64%), The Weather Channel Holding Corp. (“The Weather Channel”) (25%), MSNBC Interactive News, LLC (“MSNBC.com”) (50%) and Clearwire Communications LLC (“Clearwire LLC”) (6%). NBCUniversal’s recorded investments as of December 31, 2011, exceeded their proportionate interests in book value of the investees’ net assets by $1.9 billion. The difference in values is primarily related to our investments in A&E Television Networks and MSNBC.com. This difference is amortized in equity in net income (losses) of investees, net over a period of less than 20 years. See below for additional information on certain of our larger equity method investments.

97	Comcast 2011 Annual Report on Form 10-K

A&E Television Networks

A&E Television Networks consists of, among other channels, A&E, The History Channel, The Biography Channel and Lifetime. The dividends received from A&E Television Networks were approximately 57% of the total cash received from investees during 2011. In the first quarter of 2012 and in other specified future periods, we have the right to require A&E Television Networks to redeem a portion of our equity interest. A&E Television Networks has certain rights to purchase all or a portion of our interest beginning in the third quarter of 2017.

SpectrumCo

SpectrumCo is a joint venture in which we, along with Time Warner Cable and Bright House Networks, are partners. SpectrumCo was the successful bidder for 137 wireless services spectrum licenses for $2.4 billion in the FCC’s advanced wireless services spectrum auction that concluded in September 2006. Our portion of the total cost to purchase the licenses was $1.3 billion. We account for this joint venture as an equity method investment based on its governance structure, notwithstanding our majority interest. In December 2011, SpectrumCo entered into an agreement to sell its advanced wireless services spectrum licenses for $3.6 billion, subject to regulatory approval. Our portion of the proceeds is expected to be $2.3 billion and we expect this transaction to close during 2012.

Cost Method

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. The estimated fair value of the AirTouch preferred stock was $1.8 billion and $1.7 billion as of December 31, 2011 and 2010, respectively.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.75 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.65 billion. As of both December 31, 2011 and 2010, the two redeemable series of subsidiary preferred shares were recorded at $1.5 billion, and those amounts are included in other noncurrent liabilities. As of December 31, 2011 and 2010, these redeemable subsidiary preferred shares had an estimated fair value of $1.8 billion and $1.7 billion, respectively. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2011 and 2010 and those amounts are included in noncontrolling interests in our consolidated balance sheet. The carrying amounts of the nonredeemable subsidiary preferred shares approximate their fair value.

Investment Income (Loss), Net

Year ended December 31 (in millions)	2011	2010	2009
Gains on sales and exchanges of investments, net	$41	$13	$28
Investment impairment losses	(5)	(24)	(44)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	192	874	997
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(119)	(665)	(807)
Interest and dividend income	110	94	102
Other, net	(60)	(4)	6
Investment income (loss), net	$159	$288	$282

Comcast 2011 Annual Report on Form 10-K	98

Note 7: Property and Equipment

December 31 (in millions)	Weighted Average Original Useful Life at December 31, 2011	2011	2010
Cable distribution system	11 years	$28,781	$27,727
Customer premises equipment	6 years	23,552	21,716
Vehicles and other equipment	6 years	6,001	4,392
Buildings and building improvements	20 years	4,830	1,981
Land	—	923	204
Property and equipment, at cost		64,087	56,020
Less: Accumulated depreciation		36,528	32,505
Property and equipment, net		$27,559	$23,515

Note 8: Goodwill and Other Intangible Assets

Goodwill

(in millions)	Cable Communications	NBCUniversal				Corporate and Other	Total
		Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks
Balance, December 31, 2009	$12,128	$2,628	$—	$—	$—	$177	$14,933
Acquisitions	81	13	—	—	—	10	104
Impairments	—	(76)	—	—	—	—	(76)
Settlements and adjustments	(2)	(1)	—	—	—	—	(3)
Balance, December 31, 2010	12,207	2,564	—	—	—	187	14,958
Acquisitions	—	10,180	772	1	1,140	—	12,093
Dispositions	—	—	—	—	—	(174)	(174)
Settlements and adjustments	1	—	—	—	—	(4)	(3)
Balance, December 31, 2011	$12,208	$12,744	$772	$1	$1,140	$9	$26,874

Other Intangible Assets

The gross carrying amount and accumulated amortization of our intangible assets are presented in the table below.

		2011		2010
December 31 (in millions)	Original Useful Life at December 31, 2011	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-Lived Intangible Assets:
Customer relationships	4-20 years	$15,079	$(3,387)	$6,968	$(5,548)
Cable franchise renewal costs and contractual operating rights	5-15 years	1,152	(581)	1,077	(608)
Software	3-5 years	3,234	(1,839)	2,594	(1,624)
Patents and other technology rights	3-12 years	344	(256)	307	(207)
Other agreements and rights	3-36 years	1,379	(602)	1,272	(853)
Indefinite-Lived Intangible Assets:
Trade names	N/A	3,006		53
FCC licenses	N/A	636		—
Total		$24,830	$(6,665)	$12,271	$(8,840)

99	Comcast 2011 Annual Report on Form 10-K

In 2011, the increase in the gross carrying amount is related to the close of the NBCUniversal and Universal Orlando transactions. The intangible assets recorded as a result of the NBCUniversal transaction include finite-lived intangible assets, primarily customer relationships with multichannel video providers and advertisers, and indefinite-lived intangible assets, primarily trade names and FCC licenses. The intangible assets recorded as a result of the Universal Orlando transaction primarily consist of the rights to use certain characters and trademarks in our theme parks. These increases were partially offset by a decrease in the gross carrying amount and accumulated amortization due to the write-off of fully amortized customer relationships and other intangible assets in our Cable Communication segment.

The estimated expenses for each of the next 5 years to be recognized in amortization expense are presented in the table below.

(in millions)	Amortization Expense
2012	$1,512
2013	$1,315
2014	$1,134
2015	$997
2016	$805

Note 9: Long-Term Debt

December 31 (in millions)	Weighted Average Interest Rate as of December 31, 2011		2011	2010
Commercial paper	0.508%		$550	$—
Senior notes with maturities of 5 years or less	5.829%		11,347	8,145
Senior notes with maturities between 6 and 10 years	5.512%		10,689	8,381
Senior notes with maturities greater than 10 years(a)	6.780%		16,115	14,258
Other, including capital lease obligations	—		608	631
Total debt	5.89	%(b)	39,309	31,415
Less: Current portion			1,367	1,800
Long-term debt			$37,942	$29,615

(a)	The December 31, 2011 and 2010 amounts include £625 million of 5.50% notes due 2029 translated at $969 million and $976 million, respectively, using the exchange rates at these dates.

(b)	Includes the effects of our derivative financial instruments.

As of December 31, 2011 and 2010, our debt had an estimated fair value of $45.1 billion and $34.3 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Some of our loan agreements require that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization. We were in compliance with all financial covenants for all periods presented. See Note 22 for additional information on our subsidiary guarantee structures.

Comcast 2011 Annual Report on Form 10-K	100

As of December 31, 2011 and 2010, accrued interest on our debt was $612 million and $524 million, respectively, which is included in accrued expenses and other current liabilities.

As of the close of the NBCUniversal transaction on January 28, 2011, we consolidated $9.1 billion of NBCUniversal senior debt securities with maturities ranging from 2014 to 2041. We do not guarantee NBCUniversal’s debt obligations. On July 1, 2011, we consolidated $1.5 billion of long-term debt obligations as a result of the Universal Orlando transaction. In accordance with acquisition accounting, these debt securities were recorded at fair value as of the respective acquisition dates. Borrowings under the NBCUniversal revolving credit facility, along with cash on hand at Universal Orlando, were used to terminate Universal Orlando’s existing $801 million term loan immediately following the acquisition. In addition, on August 1, 2011, Universal Orlando redeemed $140 million aggregate principal amount of its 8.875% senior notes due 2015 and $79 million aggregate principal amount of its 10.875% senior subordinated notes due 2016. As of December 31, 2011, the carrying value on our consolidated balance sheet of Universal Orlando’s senior notes and senior subordinated notes was $418 million.

Debt Maturities

December 31, 2011 (in millions)
2012	$1,367
2013	$2,411
2014	$1,992
2015	$3,660
2016	$2,951
Thereafter	$26,928

Debt Repayments and Repurchases

Year ended December 31, 2011 (in millions)
Comcast 6.75% notes due 2011	$1,000
Comcast 5.5% notes due 2011	750
Universal Orlando term loan	801
Comcast 7% notes due 2055	345
Universal Orlando 8.875% notes due 2015	140
Universal Orlando 10.875% notes due 2016	79
Other	101
Total	$3,216

During the first quarter of 2012, we plan to redeem $563 million principal amount of our $1.1 billion aggregate principal amount of 7% senior notes due 2055.

Debt Instruments

Commercial Paper Programs

Our commercial paper programs provide a lower cost source of borrowing to fund our short-term working capital requirements and are supported by our revolving credit facilities. Comcast has a maximum borrowing capacity of $2.25 billion and NBCUniversal has a maximum borrowing capacity of $1.5 billion. As of December 31, 2011, NBCUniversal had $550 million face amount of commercial paper outstanding. The proceeds from NBCUniversal’s issuances of commercial paper, along with cash from operations, were used to repay the borrowings under the NBCUniversal revolving credit facility and fund NBCUniversal’s short-term working capital requirements.

101	Comcast 2011 Annual Report on Form 10-K

Revolving Credit Facilities

As of December 31, 2011, Comcast and Comcast Cable Communications, LLC had a $6.8 billion revolving credit facility due January 2013 with a syndicate of banks. The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2011, the borrowing margin for LIBOR-based borrowings was 0.35%. As of December 31, 2011, amounts available under this facility totaled approximately $6.5 billion.

As of December 31, 2011, NBCUniversal had a $1.5 billion revolving credit facility due June 2016 with a syndicate of banks. The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on NBCUniversal’s credit rating. As of December 31, 2011, the borrowing margin for LIBOR-based borrowings was 1.125%. As of December 31, 2011, amounts available under this facility totaled $934 million.

Letters of Credit

As of December 31, 2011, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $552 million to cover potential fundings under various agreements.

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

For NBCUniversal’s recognized balance sheet amounts denominated in foreign currency, anticipated foreign currency denominated production costs and rights, and anticipated international content-related revenue and royalties, we manage our exposure to fluctuations in foreign exchange rates by using foreign exchange contracts such as forward contracts and currency options. For our foreign currency denominated borrowings, we manage our exposure to fluctuations in foreign exchange rates by using cross-currency swaps, effectively converting these borrowings to U.S. dollar denominated borrowings.

We manage our exposure to and benefits from price fluctuations in the common stock of some of our investments by using equity derivative financial instruments embedded in other contracts, such as prepaid forward sale agreements, whose values, in part, are derived from the market value of certain publicly traded common stock.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of December 31, 2011 and 2010, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

Comcast 2011 Annual Report on Form 10-K	102

As of December 31, 2011, our derivative financial instruments designated as hedges included (i) our interest rate swap agreements, which are recorded to other current or noncurrent assets, (ii) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities, (iii) our cross-currency swaps, which are recorded to other noncurrent liabilities, and (iv) the derivative component of one of our prepaid forward sale agreements, which is recorded to other noncurrent liabilities.

As of December 31, 2011, our derivative financial instruments not designated as hedges were (i) certain of our foreign exchange contracts, which are recorded to other current assets or accrued expenses and other current liabilities, (ii) the derivative components of our indexed debt instruments, which are recorded to long-term debt, and (iii) the derivative components of certain of our prepaid forward sale agreements, which are recorded to other noncurrent liabilities.

See Note 11 for additional information on the fair values of our derivative financial instruments as of December 31, 2011 and 2010.

Fair Value Hedges

For derivative financial instruments designated as fair value hedges of interest rate risk, such as fixed to variable swaps, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the underlying debt, each of which is recorded to interest expense. Using swaps, we agree to exchange, at specified dates, the difference between fixed and variable interest amounts calculated by reference to an agreed-upon notional principal amount.

Terms of Outstanding Fixed to Variable Swaps

December 31 (in millions)	2011	2010
Maturities	2012-2018	2011-2018
Notional amount	$4,500	$5,300
Average pay rate	4.1%	4.8%
Average receive rate	6.2%	6.6%
Estimated fair value	$280	$273

The notional amounts presented in the table above are used to measure interest to be paid or received and do not represent the amount of exposure to credit loss. Average pay rate is estimated using the average implied LIBOR through the year of maturity based on the yield curve in effect plus the applicable borrowing margin at the end of the period. The estimated fair value in the table above represents the approximate amount of net proceeds required to settle the contracts, including accrued interest of $34 million and $41 million as of December 31, 2011 and 2010, respectively.

For derivative financial instruments designated as fair value hedges of equity price risk, such as the derivative component of a prepaid forward sale agreement, changes in the fair value of the derivative financial instrument substantially offset changes in the fair value of the underlying investment, each of which is recorded to investment income (loss), net. As of December 31, 2011 and 2010, the fair value of our prepaid forward sale agreement designated as a fair value hedge was an asset of $4 million and a liability of $29 million, respectively.

103	Comcast 2011 Annual Report on Form 10-K

Amount of Gain (Loss) Recognized in Income

Year ended December 31 (in millions)	2011	2010
Interest Income (Expense):
Interest rate swap agreements (fixed to variable)	$15	$90
Long-term debt — interest rate swap agreements (fixed to variable)	(15)	(90)
Investment Income (Loss), Net:
Mark to market adjustments on derivative component of prepaid forward sale agreements	32	(49)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	(48)	74
Gain (loss) on fair value hedging relationships	$(16)	$25

Cash Flow Hedges

For derivative financial instruments designated as cash flow hedges of interest rate risk, such as variable to fixed swaps, rate locks and collars, the effective portion of the hedge is reported in accumulated other comprehensive income (loss) and recognized as an adjustment to interest expense over the period in which the related interest cost is recognized in earnings. When hedged variable-rate debt is settled prior to maturity, any remaining unrealized gain or loss from the hedge is recognized in interest expense in a manner similar to debt extinguishment costs. When hedged forecasted debt issuances become probable of not occurring, any unrealized gain or loss is recognized in other income (expense).

For derivative financial instruments designated as cash flow hedges of foreign exchange risk, such as forward contracts, currency options and cross-currency swaps, the effective portion of the hedge is reported in accumulated other comprehensive income (loss). These amounts are recognized as an adjustment to earnings in the period in which the effects of the remeasurement of changes in exchange rates on the foreign currency denominated hedged items are recognized in earnings. When foreign currency denominated hedged items are settled, any remaining unrealized gain or loss from the hedge is recognized in earnings.

Pretax Amount of Gain (Loss) Recognized in Accumulated Other Comprehensive Income

	2011			2010
Year ended December 31 (in millions)	Interest Rate Risk	Foreign Exchange Risk	Total	Interest Rate Risk	Foreign Exchange Risk	Total
Deferred gain (loss) recognized	$—	$(40)	$(40)	$(98)	$(29)	$(127)
Deferred (gain) loss reclassified to income(a)	23	8	31	34	21	55
Total change in accumulated other comprehensive income	$23	$(32)	$(9)	$(64)	$(8)	$(72)

(a)	The interest rate risk amount in 2010 includes an $18 million loss related to a forecasted debt issuance that did not occur.

Interest rate risk deferred losses relate to interest rate lock and collar agreements entered into to fix the interest rates of certain of our debt obligations in advance of their issuance. Unless we retire this debt early, these unrealized losses will be reclassified as an adjustment to interest expense, primarily through 2022, in the period in which the related interest expense is recognized in earnings. The foreign exchange risk deferred losses for 2011 relate to cross-currency swap agreements on foreign currency denominated debt due 2029 and foreign exchange contracts with initial maturities generally not exceeding 1 year and up to 18 months in certain circumstances. The amount of unrealized gains and losses expected to be reclassified to earnings over the next 12 months was not material as of December 31, 2011. See Note 14 for the components of accumulated other comprehensive income (loss).

Ineffectiveness related to our cash flow hedges was not material for 2011 or 2010.

Comcast 2011 Annual Report on Form 10-K	104

Nondesignated Derivative Financial Instruments

In 2011, 2010 and 2009, certain derivative financial instruments relating to foreign exchange risk, equity price risk and interest rate risk were not designated as fair value or cash flow hedges. Changes in fair value for these instruments are recognized on a current basis in earnings.

For equity derivative financial instruments embedded in other contracts, such as a prepaid forward sale agreement, we separate the derivative component from the host contract. The derivative component is recorded at its estimated fair value in our consolidated balance sheet and changes in its value are recorded each period to investment income (loss), net.

Amount of Gain (Loss) Recognized in Income

Year ended December 31 (in millions)	2011	2010
Operating Costs and Expenses:
Mark to market adjustments on foreign exchange contracts	$(3)	$—
Investment Income (Loss), Net:
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(151)	(616)
Other Income (Expense), Net:
Mark to market adjustments on interest rate collars	—	15
Total gain (loss)	$(154)	$(601)

As of December 31, 2011, our nondesignated derivative financial instruments related to foreign exchange risk had a total notional value of $719 million. The notional amount is a measure of the activity related to our risk exposure and does not represent the amount of exposure to credit loss or market loss, or reflect the gains or losses associated with the exposures and transactions that the foreign exchange contracts are intended to offset. The amounts ultimately realized upon settlement of these derivative financial instruments, together with the gains and losses on the underlying exposures, will depend on actual market conditions during the remaining life of the derivative financial instruments.

Note 11: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below.

•	Level 1: Consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market.

•

Level 2: Consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived principally from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

•	Level 3: Consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow method-

105	Comcast 2011 Annual Report on Form 10-K

ologies, or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

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

Recurring Fair Value Measures

	Fair Value as of December 31, 2011				Fair Value as of December 31, 2010
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$2,895	$—	$—	$2,895	$2,688	$—	$—	$2,688
Available-for-sale securities	90	20	21	131	126	—	—	126
Equity warrants	—	—	2	2	—	—	1	1
Interest rate swap agreements	—	246	—	246	—	232	—	232
Foreign exchange contracts	—	10	—	10	—	—	—	—
	$2,985	$276	$23	$3,284	$2,814	$232	$1	$3,047
Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$1,234	$—	$1,234	$—	$1,029	$—	$1,029
Contingent consideration	—	—	583	583	—	—	—	—
Contractual obligations	—	—	1,004	1,004	—	—	—	—
Cross-currency swap agreements	—	69	—	69	—	29	—	29
Foreign exchange contracts	—	8	—	8	—	—	—	—
	$—	$1,311	$1,587	$2,898	$—	$1,058	$—	$1,058

Our financial instruments included in Level 3 primarily consist of contingent consideration and contractual obligations assumed as a result of the NBCUniversal and Universal Orlando transactions. See Note 4 and 19 for additional information on these obligations.

We have assets and liabilities required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value. The estimate of fair value of a film production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Impairment charges of $57 million were recorded in 2011 as a result of this analysis. In 2010, we recorded impairment charges to goodwill of $76

Comcast 2011 Annual Report on Form 10-K	106

million in our Cable Networks segment representing the amount of excess of a reporting unit’s carrying amount of goodwill over its implied fair value, which was determined using Level 3 measures.

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

In connection with the NBCUniversal transaction in January 2011, GE obtained a 49% indirect noncontrolling interest in the Comcast Content Business in exchange for a portion of our interest in NBCUniversal Holdings. The difference between the fair value of the interest we received and the historical carrying value of the noncontrolling interest in the Comcast Content Business resulted in an increase of $1.7 billion, net of taxes, to additional paid-in capital of Comcast Corporation.

GE’s 49% interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions discussed in Note 4. The initial value for the redeemable noncontrolling interest was based on the fair value for the portion attributable to the net assets of the NBCUniversal businesses we acquired and our historical cost for the portion attributable to the Comcast Content Business. We adjust GE’s redeemable noncontrolling interest for its 49% interest in NBCUniversal Holdings’ and NBCUniversal’s earnings and changes in other comprehensive income, as well as for other capital transactions attributable to GE. The carrying amount of GE’s redeemable noncontrolling interest was in excess of the redemption value as of December 31, 2011.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

Year ended December 31 (in millions)	2011	2010
Net income attributable to Comcast Corporation	$4,160	$3,635
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the issuance of noncontrolling equity interest	1,650	—
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	—	11
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$5,810	$3,646

Note 13: Postretirement, Pension and Other Employee Benefit Plans

Postretirement Benefit Plans

The Comcast Postretirement Healthcare Stipend Program (the “stipend plan”) covers substantially all of our employees, other than those of NBCUniversal, who meet certain age and service requirements. The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because

107	Comcast 2011 Annual Report on Form 10-K

the benefits are fixed at a predetermined amount. A small number of eligible employees participate in legacy plans of acquired companies.

Following the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal established new postretirement medical and life insurance plans for its employees. The plans that were established provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the NBCUniversal transaction. Certain covered employees also retain the right, following retirement, to elect to participate in corresponding plans sponsored by GE. To the extent that NBCUniversal’s employees make such elections, NBCUniversal will reimburse GE for any amounts due. NBCUniversal did not, however, assume any obligation for benefits due to employees who were retirees at the time of the close of the NBCUniversal transaction and were eligible to receive benefits under GE’s postretirement benefit plans.

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities.

Pension Plans

Following the close of the NBCUniversal transaction on January 28, 2011, NBCUniversal established new defined benefit pension plans. NBCUniversal’s qualified plan and nonqualified plan provide a lifetime income benefit based on an individual’s length of service and related compensation. The qualified plan does not give credit to eligible participants for the length of service provided before the close of the NBCUniversal transaction and is not open to new participants. The nonqualified plan gives credit to eligible participants for the length of service provided before the close of the NBCUniversal transaction to the extent that participants did not vest in a supplemental pension plan sponsored by GE. NBCUniversal also assumed certain liabilities related to its obligation to reimburse GE for future benefit payments to those participants that were vested in the supplemental pension plan sponsored by GE at the time of the close of the NBCUniversal transaction. NBCUniversal expects to begin funding the qualified plan with contributions of approximately $100 million in 2012. The nonqualified plan is unfunded.

The tables below provide information on the changes in our projected benefit obligations, the funded status and the components of our benefit expense for our active postretirement benefit and pension plans.

	2011		2010	2009
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Postretirement Benefits
Projected benefit obligation, beginning of the year	$424	$—	$360	$338
Projected benefit obligation, close of the NBCUniversal transaction	154	249	—	—
Service cost	19	99	31	27
Interest cost	30	12	21	20
Actuarial (gain) loss	(1)	71	16	(20)
Benefits paid	(8)	(4)	(4)	(5)
Projected benefit obligation, end of the year	$618	$427	$424	$360
Accumulated benefit obligation, end of the year	$618	$395	$424	$360
Plan funded status and recorded benefit obligation	$(618)	$(427)	$(424)	$(360)
Portion of benefit obligation not yet recognized in benefits expense	$(17)	$71	$(18)	$(36)
Discount rate	4.75%	4.75-5.25%	5.50%	6.05%

Comcast 2011 Annual Report on Form 10-K	108

	2011		2010	2009
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Postretirement Benefits
Service cost	$19	$99	$31	$27
Interest cost	30	12	21	20
Amortization	(2)	—	(2)	(2)
Total benefits expense	$47	$111	$50	$45

Expected Future Benefit Payments

(in millions)	Postretirement Benefits	Pension Benefits
2012	$14	$9
2013	$16	$11
2014	$19	$13
2015	$21	$16
2016	$23	$19
2017 - 2021	$148	$183

We also sponsor a qualified and a nonqualified pension plan that together provide benefits to former AT&T Broadband employees. Future benefits for both plans have been frozen. On December 30, 2011, we provided notice to plan participants of our intent to terminate the qualified pension plan effective February 29, 2012. We will seek approval from both the Internal Revenue Service (“IRS”) and Pension Benefit Guaranty Corporation before settling the plan. It is expected that final approval will be received in 2013, at which point we will fully fund the plan and settle all plan obligations.

The table below provides condensed information on our frozen pension benefit plans.

Year ended December 31 (in millions)	2011	2010	2009
Benefit obligation	$211	$197	$184
Fair value of plan assets	$176	$183	$176
Plan funded status and recorded benefit obligation	$(35)	$(14)	$(8)
Portion of benefit obligation not yet recognized in benefit expense	$66	$51	$46
Benefits expense	$6	$1	$2
Discount rate	4.75%	5.25%	5.75%
Expected return on plan assets	6.50%	8.00%	8.00%

Other Employee Benefits

Multiemployer Benefit Plans

We also participate in various multiemployer pension and other benefit plans covering some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans where we consider our contributions to be individually significant and the largest plans in which we participate are funded at a level of 80 percent or greater. The total contributions we made to multiemployer benefit plans were $42 million during 2011.

109	Comcast 2011 Annual Report on Form 10-K

If we cease to be obligated to make contributions or otherwise withdraw from participation in one of these plans, applicable law requires us to fund our allocable share of the unfunded vested benefits, referred to as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of a multiemployer benefit plan and our withdrawal liability may increase.

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management and nonemployee directors (each, a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participant accounts, except for those in the NBCUniversal plan, are credited with income primarily based on a fixed annual rate. Participants in the NBCUniversal plan designate one or more valuation funds, independently established funds or indices, which are used to determine the amount of earnings to be credited or debited to the participant’s account. Participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law. The table below presents the benefit obligation and expenses related to our deferred compensation plans.

Year ended December 31 (in millions)	2011	2010	2009
Benefit obligation	$1,059	$935	$849
Interest expense	$99	$88	$79

We have purchased life insurance policies to fund a portion of the unfunded obligation related to our deferred compensation plans. As of December 31, 2011 and 2010, the cash surrender value of these policies, which is recorded to other noncurrent assets, was approximately $409 million and $373 million, respectively.

Split-Dollar Life Insurance Agreements

We have collateral assignment split-dollar life insurance agreements with select key employees that require us to incur certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employees extends beyond retirement.

The table below presents the benefit obligation and expense related to our split-dollar life insurance agreements.

Year ended December 31 (in millions)	2011	2010	2009
Benefit obligation	$169	$164	$166
Operating costs and expenses	$27	$16	$37

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We match a percentage of the employees’ contributions up to certain limits. In 2011, 2010 and 2009, expenses related to these plans amounted to $226 million, $152 million and $182 million, respectively.

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. During 2011, 2010 and 2009, we recorded $128 million, $67 million and $81 million, respectively, of severance costs. The increase in severance costs in 2011 was primarily related to the NBCUniversal transaction.

Comcast 2011 Annual Report on Form 10-K	110

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

Share Repurchases

In 2011, we completed our share repurchases under our 2007 Board of Directors $7 billion share repurchase authorization.

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

Share Repurchases

Year ended December 31 (in millions)	2011	2010	2009
Consideration	$2,141	$1,200	$765
Shares repurchased	95	70	50

Changes in Common Stock Outstanding

(shares in millions)	A	A Special	B
Balance, January 1, 2009	2,061	810	9
Stock compensation plans	3	—	—
Repurchase and retirement of common stock	(5)	(45)	—
Employee stock purchase plan	4	—	—
Balance, December 31, 2009	2,063	765	9
Stock compensation plans	6	—	—
Repurchase and retirement of common stock	—	(70)	—
Employee stock purchase plan	3	—	—
Balance, December 31, 2010	2,072	695	9
Stock compensation plans	20	1	—
Repurchase and retirement of common stock	—	(95)	—
Employee stock purchase plan	3	—	—
Balance, December 31, 2011	2,095	601	9

111	Comcast 2011 Annual Report on Form 10-K

Dividends

2011 Dividends Declared

Year ended December 31, 2011 (in millions, except per share amounts)
Month Declared	Per Share	Amount
January	$0.1125	$312
May	0.1125	309
July	0.1125	307
October (paid in January 2012)	0.1125	305
Total	$0.45	$1,233

2010 Dividends Declared

Year ended December 31, 2010 (in millions, except per share amounts)
Month Declared	Per Share	Amount
February	$0.0945	$267
May	0.0945	265
July	0.0945	264
October (paid in January 2011)	0.0945	263
Total	$0.378	$1,059

In February 2012, our Board of Directors approved an increase of 44% to $0.65 per share on an annualized basis and approved the first quarterly dividend of $0.1625 per share to be paid in April 2012.

Accumulated Other Comprehensive Income (Loss)

The table below presents the components of our accumulated other comprehensive income (loss), net of deferred taxes.

December 31 (in millions)	2011	2010
Unrealized gains (losses) on marketable securities	$22	$26
Deferred gains (losses) on cash flow hedges	(110)	(105)
Unrecognized gains (losses) on employee benefit obligations	(58)	(19)
Cumulative translation adjustments	(6)	(1)
Accumulated other comprehensive income (loss), net of deferred taxes	$(152)	$(99)

Note 15: Share-Based Compensation

Our approach to long-term incentive compensation includes the awarding of stock options and RSUs to certain employees and directors. We grant these awards under various plans. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

Comcast 2011 Annual Report on Form 10-K	112

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2011	2010	2009
Stock options	$116	$103	$103
Restricted share units	149	136	93
Employee stock purchase plans	13	12	13
Total	$278	$251	$209
Tax benefit	$98	$89	$73

As of December 31, 2011, we had unrecognized pretax compensation expense of $317 million related to nonvested stock options and unrecognized pretax compensation expense of $327 million related to nonvested RSUs that will be recognized over a weighted-average period of approximately 2.0 years and 1.8 years, respectively. The amount of share-based compensation capitalized was not material to our consolidated financial statements for the periods presented.

When stock options are exercised or RSU awards are settled through the issuance of shares, any income tax benefit realized in excess of the amount previously recognized for financial reporting purposes associated with compensation expense is presented as a financing activity rather than as an operating activity in our consolidated statement of cash flows. In 2011 and 2010, the excess cash income tax benefit classified as a financing cash inflow was approximately $46 million and $4 million, respectively. In 2009, there was no excess cash income tax benefit classified as a financing cash inflow.

Option Plans

We maintain stock option plans for certain employees under which fixed-price stock options may be granted and the option price is generally not less than the fair value of a share of the underlying stock on the date of grant. Under our stock option plans, a combined total of approximately 241 million shares of our Class A and Class A Special common stock are reserved for the exercise of stock options, including options outstanding as of December 31, 2011. Option terms are generally 10 years, with options generally becoming exercisable within 5 years from the date of grant.

We use the Black-Scholes option pricing model to estimate the fair value of each stock option on the date of grant. The Black-Scholes option pricing model uses the assumptions summarized in the table below. Dividend yield is based on the yield on the date of grant. Expected volatility is based on a blend of implied and historical volatility of our Class A common stock. The risk-free rate is based on the U.S. Treasury yield curve in effect on the date of grant. We use historical data on the exercise of stock options and other factors expected to impact holders’ behavior to estimate the expected term of the options granted.

The table below presents the weighted-average fair value on the date of grant of a Class A common stock option awarded under our stock option plans and the related weighted-average valuation assumptions.

	2011	2010	2009
Fair value	$6.96	$5.11	$4.93
Dividend yield	1.8%	2.1%	1.9%
Expected volatility	28.1%	28.0%	36.8%
Risk-free interest rate	2.8%	3.4%	2.4%
Expected option life (in years)	7.0	7.0	7.0

In 2007, we began granting net settled stock options instead of stock options exercised with a cash payment (“cash settled stock options”). The change to net settled stock options results in fewer shares being issued and no cash proceeds being received by us when a net settled option is exercised.

113	Comcast 2011 Annual Report on Form 10-K

2011 Stock Option Activity

(in thousands, except per share amounts and years)	Net Settled Options	Cash Settled Options	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term
Class A Common Stock
Outstanding as of January 1, 2011	125,358	27,037	$18.74
Granted	25,700	—	$24.98
Exercised	(15,081)	(10,472)	$18.99
Forfeited	(5,773)	(21)	$19.19
Expired	(25)	(2,987)	$22.47
Outstanding as of December 31, 2011	130,179	13,557	$19.71	6.2
Weighted-average exercise price, as of December 31, 2011	$19.75	$19.30
Exercisable as of December 31, 2011	44,638	13,160	$19.55	4.0
Weighted-average exercise price, as of December 31, 2011	$19.63	$19.27
Weighted-average remaining contractual term	4.5	2.4
Class A Special Common Stock
Outstanding as of January 1, 2011	13,963	6,557	$22.82
Exercised	(1,905)	(833)	$19.93
Forfeited	—	(2)	$14.27
Expired	(5,396)	(2,539)	$24.93
Outstanding as of December 31, 2011	6,662	3,183	$21.92	0.2
Weighted-average exercise price, as of December 31, 2011	$22.55	$20.61
Exercisable as of December 31, 2011	5,852	3,146	$21.84	0.2
Weighted-average exercise price, as of December 31, 2011	$22.47	$20.66
Weighted-average remaining contractual term	0.2	0.2

2011 Aggregate Intrinsic Value

(in millions)	Net Settled Options	Cash Settled Options	Total
Class A Common Stock
Outstanding as of December 31, 2011	$568	$62	$630
Exercisable as of December 31, 2011	$198	$60	$258
Class A Special Common Stock
Outstanding as of December 31, 2011	$7	$10	$17
Exercisable as of December 31, 2011	$7	$9	$16

Exercised Stock Options

Year ended December 31 (in millions)	2011	2010	2009
Intrinsic value of options exercised	$156	$8	$—
Tax benefit of options exercised	$58	$3	$—
Cash received from options exercised	$223	$34	$1

The stock option information above does not include 1.5 million stock options outstanding, with a weighted-average exercise price of $16.55 per share, for the year ended December 31, 2011. These stock options were issued under a stock option liquidity program in 2005 and will expire by the end of 2012. Cash received from options exercised under the stock option liquidity program during the year ended December 31, 2011 was $60 million.

Comcast 2011 Annual Report on Form 10-K	114

We also maintain a deferred stock option plan for certain employees and directors that allowed the optionees to defer the receipt of shares of Class A or Class A Special common stock that would otherwise be deliverable when the stock options are exercised. As of December 31, 2011, approximately 1.9 million shares of Class A Special common stock were issuable under exercised options, the receipt of which was irrevocably deferred by participants.

Restricted Stock Plan

We maintain a restricted stock plan under which certain employees and directors (each, a “participant”) may be granted RSU awards in units of Class A common stock. Under the restricted stock plan, a combined total of approximately 69 million shares of our Class A and Class A Special common stock are reserved for issuance, including those RSU awards outstanding as of December 31, 2011. RSUs are valued based on the closing price on the date of grant and discounted for the lack of dividends, if any, during the vesting period and entitle participants to receive, at the time of vesting, one share of common stock for each RSU. The awards vest annually, generally over a period not to exceed 5 years, and do not have voting or dividend rights prior to vesting. The table below presents the weighted-average fair value on the date of grants of the RSUs.

	2011	2010	2009
Weighted-average fair value at grant date	$22.78	$16.94	$13.60

2011 Restricted Stock Plan Activity

	Nonvested Restricted Share Unit Awards (in thousands)	Weighted-Average Fair Value at Grant Date
Class A Common Stock
Nonvested awards outstanding as of January 1, 2011	29,551	$16.94
Granted	10,847	$22.78
Vested	(8,058)	$18.16
Forfeited	(2,455)	$17.83
Nonvested awards outstanding as of December 31, 2011	29,885	$18.65

Vested Restricted Share Units

Year ended December 31 (in millions)	2011	2010	2009
Intrinsic value of RSUs vested	$197	$99	$61
Tax benefit of RSUs vested	$69	$36	$22

The restricted stock plan also allows certain employees and directors to defer the receipt of shares of Class A or Class A Special common stock that would otherwise be deliverable when their RSUs vest. As of December 31, 2011, approximately 1.6 million and 34,000 shares of Class A common stock and Class A Special common stock, respectively, were issuable under vested RSU awards, the receipt of which was irrevocably deferred by participants.

Employee Stock Purchase Plans

We maintain employee stock purchase plans that allow employees to purchase shares of our Class A common stock at a 15% discount. We recognize the fair value of the discount associated with shares purchased under the plan as share-based compensation expense. In 2011, 2010 and 2009, the employee costs associated with participation in the plans were satisfied with payroll deductions of approximately $58 million, $50 million and $48 million, respectively.

115	Comcast 2011 Annual Report on Form 10-K

Note 16: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2011	2010	2009
Current expense (benefit):
Federal	$1,480	$1,502	$802
State	359	385	(156)
Foreign	153	—	—
	1,992	1,887	646
Deferred expense (benefit):
Federal	658	463	945
State	371	86	(113)
Foreign	29	—	—
	1,058	549	832
Income tax expense	$3,050	$2,436	$1,478

For U.S. federal income tax purposes, NBCUniversal Holdings is treated as a partnership and NBCUniversal is disregarded as an entity separate from NBCUniversal Holdings. Accordingly, neither NBCUniversal Holdings nor NBCUniversal and its subsidiaries incur any material current or deferred domestic income taxes. Current and deferred foreign income taxes are incurred by NBCUniversal’s foreign subsidiaries.

In 2011, NBCUniversal had foreign income before taxes of $476 million, on which foreign income tax expense has been recorded. We recorded U.S. income tax expense on our allocable share of NBCUniversal’s income before taxes, both domestic and foreign, reduced by a U.S. tax credit equal to our allocable share of NBCUniversal’s foreign income tax expense.

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2011	2010	2009
Federal tax at statutory rate	$2,872	$2,136	$1,787
State income taxes, net of federal benefit	354	204	174
Foreign income taxes, net of federal credit	89	—	—
Nontaxable income attributable to noncontrolling interests	(410)	2	—
Benefit related to certain subsidiary reorganizations	—	—	(151)
Adjustments to uncertain and effectively settled tax positions, net	77	37	(178)
Accrued interest on uncertain and effectively settled tax positions, net	66	60	(120)
Other	2	(3)	(34)
Income tax expense	$3,050	$2,436	$1,478

Comcast 2011 Annual Report on Form 10-K	116

Components of Net Deferred Tax Liability

December 31 (in millions)	2011	2010
Deferred Tax Assets:
Net operating loss carryforwards	$468	$343
Differences between book and tax basis of long-term debt	114	123
Nondeductible accruals and other	1,583	1,301
Less: Valuation allowance	297	207
	1,868	1,560
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	29,185	28,468
Differences between book and tax basis of investments	616	627
Differences between book and tax basis of indexed debt securities	560	537
Differences between book and tax outside basis of NBCUniversal	1,214	—
	31,575	29,632
Net deferred tax liability	$29,707	$28,072

Changes in net deferred income tax liabilities in 2011 that were not recorded as deferred income tax expense are related to decreases of $32 million associated with items included in other comprehensive income (loss) and to increases associated with the NBCUniversal transaction of $611 million. We accrued deferred tax expense of $85 million for our allocable share of NBCUniversal’s undistributed foreign income. Our net deferred tax liability includes $23 billion related to franchise rights that will remain unchanged unless we recognize an impairment or dispose of a franchise.

Net deferred tax assets included in current assets are primarily related to our current investments and current liabilities. As of December 31, 2011, we had federal net operating loss carryforwards of $166 million and various state net operating loss carryforwards that expire in periods through 2031. As of December 31, 2011, we also had foreign net operating loss carryforwards of $271 million, the majority of which expire in periods through 2021, related to the foreign operations of NBCUniversal. The determination of the realization of the state net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2011 and 2010, our valuation allowance was related primarily to state and foreign net operating loss carryforwards. In 2011, 2010 and 2009, income tax benefits (expense) attributable to share-based compensation of approximately $(38) million, $(3) million and $14 million, respectively, were allocated to shareholders’ equity.

Uncertain Tax Positions

Our uncertain tax positions as of December 31, 2011 totaled $1.4 billion, excluding the federal benefits on state tax positions that have been recorded as deferred income taxes, including $50 million related to tax positions of NBCUniversal for which we have been indemnified by GE. If we were to recognize the tax benefit for our uncertain tax positions in the future, approximately $1.1 billion would impact our effective tax rate and the remaining amount would increase our deferred income tax liability.

117	Comcast 2011 Annual Report on Form 10-K

Reconciliation of Unrecognized Tax Benefits

(in millions)	2011	2010	2009
Balance, January 1	$1,251	$1,185	$1,450
Additions based on tax positions related to the current year	87	69	57
Additions based on tax positions related to the prior years	75	59	—
Additions from acquired subsidiaries	57	—	—
Reductions for tax positions of prior years	(22)	(28)	(257)
Reductions due to expiration of statute of limitations	(5)	(24)	—
Settlements with taxing authorities	(8)	(10)	(65)
Balance, December 31	$1,435	$1,251	$1,185

As of December 31, 2011 and 2010, we had accrued approximately $698 million, including $10 million related to tax positions of NBCUniversal for which we have been indemnified by GE, and $604 million, respectively, of interest associated with our uncertain tax positions.

The IRS is examining our 2009 through 2011 tax returns. The IRS completed its examination of our income tax returns for the years 2000 through 2008 and proposed adjustments that relate primarily to certain financing transactions. We are currently disputing those proposed adjustments, and we filed petitions with the United States Tax Court in January 2011. If the adjustments are sustained, they would not have a material impact on our effective tax rate.

Various states are examining our tax returns through 2010. The tax years of our state tax returns currently under examination vary by state. The majority of the periods under examination relate to tax years 2000 and forward, with a select few dating back to 1993.

Note 17: Supplemental Financial Information

Receivables

December 31 (in millions)	2011	2010
Receivables, gross	$4,978	$2,028
Less: Allowance for returns and customer incentives	425	—
Less: Allowance for doubtful accounts	202	173
Receivables, net	$4,351	$1,855

Operating Costs and Expenses

Year ended December 31 (in millions)	2011	2010	2009
Programming and production	$16,623	$8,555	$7,846
Cable Communications technical labor	2,280	2,263	2,295
Cable Communications customer service	1,855	1,833	1,881
Advertising, marketing and promotion	4,240	2,415	2,056
Other	12,487	8,275	7,964
Operating costs and expenses (excluding depreciation and amortization)	$37,485	$23,341	$22,042

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2011	2010	2009
Interest	$2,441	$1,983	$2,040
Income taxes	$1,626	$1,864	$1,303

Comcast 2011 Annual Report on Form 10-K	118

Noncash Investing and Financing Activities

During 2011, we:

•	acquired 51% of NBCUniversal Holdings on January 28, 2011, for cash and a 49% interest in the Comcast Content Business (see Note 4 for additional information on the NBCUniversal transaction)

•	acquired the remaining 50% equity interest in Universal Orlando (see Note 4 for additional information on the Universal Orlando transaction)

•	recorded a liability of $305 million for a quarterly cash dividend of $0.1125 per common share paid in January 2012, which is a noncash financing activity

•	acquired $1 billion of property and equipment and intangible assets that were accrued but unpaid, which is a noncash investing activity

During 2010, we:

•	recorded a liability of $263 million for a quarterly cash dividend of $0.0945 per common share paid in January 2011, which is a noncash financing activity

•	acquired $611 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

During 2009, we:

•	recorded a liability of $268 million for a quarterly cash dividend of $0.0945 per common share paid in January 2010, which is a noncash financing activity

•	acquired $389 million of property and equipment and software that were accrued but unpaid, which is a noncash investing activity

Note 18: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of December 31, 2011.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the securitization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our consolidated balance sheet as of December 31, 2011. These servicing fees are a component of net loss (gain) on sale presented in the table below.

119	Comcast 2011 Annual Report on Form 10-K

Effect on Income from Receivables Monetization and Cash Flows on Transfers

Year ended December 31 (in millions)	2011
Net (loss) gain on sale(a)	$(36)
Net cash proceeds (payments) on transfers(b)	$(237)

(a)	Net (loss) gain on sale is included in other income (expense), net in our consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

December 31 (in millions)	2011
Monetized receivables sold	$961
Deferred consideration	$268

In addition to the amounts presented above, we had $781 million payable to our securitization programs as of December 31, 2011. This amount represents cash receipts that are not yet remitted to the securitization program as of the balance sheet date and is recorded to accounts payable and accrued expenses related to trade creditors.

Note 19: Commitments and Contingencies

Commitments

NBCUniversal enters into long-term commitments with third parties in the ordinary course of its business, including commitments to acquire film and television programming, take or pay creative talent and employment agreements, and various other television commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel, and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2011, the total number of NBCUniversal employees on its payroll covered by collective bargaining agreements was approximately 4,000 full-time equivalent employees. Of this total, approximately 46% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2012.

We, through Comcast Spectacor, have employment agreements with both players and coaches of the Philadelphia Flyers. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space, equipment and transponder service agreements under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the future Olympic Games through 2020, NBC’s Sunday Night Football through the 2022-23 season, and other programming commitments, as well as our various contracts with creative talent and employment agreements under take-or-pay contracts.

As of December 31, 2011 (in millions)	Programming and Talent Commitments	Operating Leases
2012	$4,793	$548
2013	$2,388	$448
2014	$2,887	$388
2015	$1,976	$333
2016	$3,104	$320
Thereafter	$17,301	$1,410

Comcast 2011 Annual Report on Form 10-K	120

Included in the table above are specific payments for the U.S. television rights to the 2012 London Olympics. This programming commitment was considered an unfavorable contract in the application of acquisition accounting for the NBCUniversal transaction. We recorded a liability related to this contract which will be reversed in our consolidated financial statements at the time the corresponding revenue and expenses associated with this contract is recognized.

The table below presents our rental expense charged to operations.

Year ended December 31 (in millions)	2011	2010	2009
Rental expense	$570	$424	$418

Other Commitments

In connection with the NBCUniversal and Universal Orlando transactions, we assumed two contractual obligations that involve perpetual financial interests held by third parties in certain NBCUniversal businesses. These interests are based upon a percentage of future revenue of the specified businesses. One of the contractual obligations provides the third party with the option, beginning in 2017, to require NBCUniversal to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. These liabilities were recorded at fair value as of their respective acquisition dates, and subsequent fair value adjustments to these liabilities are recorded in other income (expense), net in our consolidated statement of income. Fair values are determined based on the terms of the contracts and Level 3 inputs, primarily including discounted future expected cash flows. As of December 31, 2011, these liabilities totaled $1 billion and the related expenses recognized in other income (expense), net in 2011 were $57 million.

Station Venture

NBCUniversal owns a 79.62% equity interest and a 50% voting interest in Station Venture Holdings, LLC (“Station Venture”), a variable interest entity. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC owned local television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned consolidated subsidiary of NBCUniversal. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation, as servicer. The note is nonrecourse to NBCUniversal, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP. In connection with the close of the NBCUniversal transaction, GE indemnified NBCUniversal for all liabilities NBCUniversal may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the close. We are not the primary beneficiary of, and accordingly do not consolidate, Station Venture. The carrying value of our equity method investment in Station Venture was zero as of December 31, 2011. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we have recorded a $482 million liability in our allocation of purchase price for the NBCUniversal transaction, which represents the fair value of the assets allocated in acquisition accounting that collateralize the note.

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

121	Comcast 2011 Annual Report on Form 10-K

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. While we have given notice to the class, we filed a writ of certiorari with the U.S. Supreme Court asking that it review the Third Circuit Court of Appeals’ ruling. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. A hearing on our summary judgment was held in January 2012. We expect that the Philadelphia Cluster case will proceed to trial in 2012. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. In June 2011, a panel of the Ninth Circuit Court of Appeals affirmed the District Court’s order; however after the death of one of the judges on the Ninth Circuit panel, the Court withdrew its June 2011 opinion and, as a result, we expect that a new opinion will be issued.

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

The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of digital cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District

Comcast 2011 Annual Report on Form 10-K	122

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

We believe the claims in each of the pending actions described above in this item are without merit and intend to defend the actions vigorously. We cannot predict the outcome of any of the actions described above, including a range of possible loss, or how the final resolution of any such actions would impact our results of operations or cash flows for any one period or our consolidated financial position. In addition, as any action nears a trial, there is an increased possibility that the action may be settled by the parties. Nevertheless, the final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

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

123	Comcast 2011 Annual Report on Form 10-K

Note 20: Financial Data by Business Segment

Following the NBCUniversal transaction, we present our operations in five reportable segments; Cable Communications, Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The Comcast Content Business is presented with NBCUniversal’s businesses in the Cable Networks segment. The businesses of Comcast Interactive Media (previously presented in Corporate and Other) that were not contributed to NBCUniversal are included in the Cable Communications segment. We recast our segment presentation for the years ended December 31, 2010 and 2009, in order to reflect our current reportable segments. Operating income (loss) before depreciation and amortization for our Theme Parks segment includes 100% of the results of operations of Universal Orlando for the period January 29, 2011 through December 31, 2011, to reflect our current measure of operating performance for our Theme Parks segment. See Note 4 for additional information on the NBCUniversal and Universal Orlando transactions. Our financial data by business segment is presented in the tables below.

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets(h)
2011
Cable Communications(a)	$37,226	$15,288	$6,395	$8,893	$4,806	$120,729
NBCUniversal
Cable Networks(b)	8,108	3,185	718	2,467	48	29,578
Broadcast Television(c)	5,935	138	79	59	61	6,213
Filmed Entertainment(c)	4,239	27	20	7	6	3,891
Theme Parks(c)	1,874	830	146	684	154	6,197
Headquarters and Other(d)	45	(484)	168	(652)	165	5,443
Eliminations(e)	(941)	(234)	1	(235)	—	(538)
NBCUniversal	19,260	3,462	1,132	2,330	434	50,784
Corporate and Other(c)	558	(416)	93	(509)	67	6,224
Eliminations(e)	(1,202)	23	16	7	—	(19,919)
Comcast Consolidated	$55,842	$18,357	$7,636	$10,721	$5,307	$157,818

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2010
Cable Communications(a)	$35,363	$14,302	$6,232	$8,070	$4,853
Cable Networks(b)	2,719	732	323	409	51
Corporate and Other(c)	168	(438)	61	(499)	57
Eliminations(e)	(313)	—	—	—	—
Comcast Consolidated	$37,937	$14,596	$6,616	$7,980	$4,961

Comcast 2011 Annual Report on Form 10-K	124

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2009
Cable Communications(a)	$33,544	$13,459	$6,199	$7,260	$5,031
Cable Networks(b)	2,415	606	278	328	55
Corporate and Other(c)	49	(351)	23	(374)	31
Eliminations(e)	(252)	—	—	—	—
Comcast Consolidated	$35,756	$13,714	$6,500	$7,214	$5,117

(a)	Our Cable Communications segment consists primarily of our cable services business and the businesses of Comcast Interactive Media that were not contributed to NBCUniversal.

For the years ended December 31, 2011, 2010 and 2009, Cable Communications segment revenue was derived from the following sources:

	2011	2010	2009
Residential:
Video	52.7%	54.8%	57.5%
High-speed Internet	23.5%	22.5%	21.7%
Voice	9.4%	9.3%	9.2%
Advertising	5.4%	5.7%	4.8%
Business services	4.8%	3.6%	2.5%
Other	4.2%	4.1%	4.3%
Total	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For 2011, 2010 and 2009, 2.8%, 2.8% and 2.5%, respectively, of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

For 2011, our Cable Networks segment consists primarily of NBCUniversal’s national cable networks, international cable networks, cable television production studio and certain digital media properties, and the Comcast Content Business. For 2010 and 2009, our Cable Networks segment consisted of the Comcast Content Business.

(c)	See Note 1 for additional information on our segments.

(d)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations and employee benefits.

(e)

Eliminations include the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. The Theme Parks segment includes these amounts to reflect our current measure of operating performance for our Theme Parks segment but these amounts are not included when we measure total NBCUniversal and our consolidated results of operations because we recorded Universal Orlando as an equity method investment in our consolidated financial statements during this period.

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

(f)

Revenue from customers located outside of the U.S., primarily in Europe and Asia, for year ended December 31, 2011, was $4.1 billion. Revenue from customers located outside of the U.S. was not significant for the years ended December 31, 2010 and 2009. No single customer accounted for a significant amount of our revenue in any period.

(g)

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

(h)

Property and equipment, net associated with operations located outside the U.S., primarily in Europe and Asia, was $60 million in 2011. Property and equipment, net associated with operations located outside the U.S. was not significant in 2010.

125	Comcast 2011 Annual Report on Form 10-K

Note 21: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2011
Revenue	$12,128	$14,333	$14,339	$15,042	$55,842
Operating income	$2,224	$2,938	$2,641	$2,918	$10,721
Net income attributable to Comcast Corporation	$943	$1,022	$908	$1,287	$4,160
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.34	$0.37	$0.33	$0.47	$1.51
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.34	$0.37	$0.33	$0.47	$1.50
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1125	$0.1125	$0.1125	$0.1125	$0.45
2010
Revenue	$9,202	$9,525	$9,489	$9,721	$37,937
Operating income	$1,935	$2,078	$1,954	$2,013	$7,980
Net income attributable to Comcast Corporation	$866	$884	$867	$1,018	$3,635
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.31	$0.31	$0.37	$1.29
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.31	$0.31	$0.31	$0.36	$1.29
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.0945	$0.0945	$0.0945	$0.0945	$0.378

Note 22: Condensed Consolidating Financial Information

Comcast Corporation and four of our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.” The debt securities of the entities within the guarantee structure have the following maturities: $580 million in 2012; $2.4 billion in 2013; $1.1 billion in 2014; $2.3 billion in 2015; $1.8 billion in 2016; and $20.6 billion thereafter.

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

As a result of the NBCUniversal transaction on January 28, 2011, our investments in NBCUniversal Holdings are held by the Comcast parent and Comcast Holdings. Certain entities of the Comcast Content Business were subsidiaries of Comcast Holdings. Since these entities were contributed to NBCUniversal Holdings, they are included with the Comcast Parent’s investment in NBCUniversal Holdings. However, the operations of these businesses are presented in the nonguarantor subsidiaries column. Effective October 2011, NBCUniversal provided an unconditional guarantee of Universal Orlando’s senior and senior subordinated notes due 2015 and 2016. Comcast Corporation does not guarantee this obligation. The operations of NBCUniversal and Universal Orlando are presented in the nonguarantor subsidiaries column. Our condensed consolidating financial information is presented in the tables below.

Comcast 2011 Annual Report on Form 10-K	126

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,620	$—	$1,620
Receivables, net	—	—	—	—	4,351	—	4,351
Programming rights	—	—	—	—	987	—	987
Other current assets	235	8	3	—	1,369	—	1,615
Total current assets	235	8	3	—	8,327	—	8,573
Film and television costs	—	—	—	—	5,227	—	5,227
Investments	—	—	—	—	9,854	—	9,854
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,222	89,568	45,725	88,336	36,949	(331,800)	—
Property and equipment, net	262	—	—	—	27,297	—	27,559
Franchise rights	—	—	—	—	59,376	—	59,376
Goodwill	—	—	—	—	26,874	—	26,874
Other intangible assets, net	9	—	—	—	18,156	—	18,165
Other noncurrent assets, net	912	30	5	148	1,761	(666)	2,190
Total assets	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$10	$—	$—	$—	$5,695	$—	$5,705
Accrued participations and residuals	—	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	1,030	189	77	272	3,346	—	4,914
Current portion of long-term debt	26	—	554	202	585	—	1,367
Total current liabilities	1,066	189	631	474	10,881	—	13,241
Long-term debt, less current portion	22,451	3,953	1,764	111	9,663	—	37,942
Deferred income taxes	—	—	—	727	29,728	(523)	29,932
Other noncurrent liabilities	1,849	—	—	—	11,328	(143)	13,034
Redeemable noncontrolling interests	—	—	—	—	16,014	—	16,014
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	47,242	85,464	43,338	87,172	115,826	(331,800)	47,242
Total Comcast Corporation shareholders’ equity	47,274	85,464	43,338	87,172	115,826	(331,800)	47,274
Noncontrolling interests	—	—	—	—	381	—	381
Total equity	47,274	85,464	43,338	87,172	116,207	(331,800)	47,655
Total liabilities and equity	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

127	Comcast 2011 Annual Report on Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,984	$—	$5,984
Receivables, net	—	—	—	—	1,855	—	1,855
Programming rights	—	—	—	—	122	—	122
Other current assets	162	—	—	—	763	—	925
Total current assets	162	—	—	—	8,724	—	8,886
Film and television costs	—	—	—	—	460	—	460
Investments	—	—	—	—	6,670	—	6,670
Investments in and amounts due from subsidiaries eliminated upon consolidation	68,987	90,076	52,652	72,629	12,339	(296,683)	—
Property and equipment, net	278	—	—	—	23,237	—	23,515
Franchise rights	—	—	—	—	59,442	—	59,442
Goodwill	—	—	—	—	14,958	—	14,958
Other intangible assets, net	10	—	—	—	3,421	—	3,431
Other noncurrent assets, net	1,128	45	—	148	670	(819)	1,172
Total assets	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$6	$3	$—	$—	$3,282	$—	$3,291
Accrued expenses and other current liabilities	1,038	187	74	266	1,578	—	3,143
Current portion of long-term debt	755	1,000	—	—	45	—	1,800
Total current liabilities	1,799	1,190	74	266	4,905	—	8,234
Long-term debt, less current portion	22,754	3,963	2,339	310	249	—	29,615
Deferred income taxes	—	—	—	704	28,218	(676)	28,246
Other noncurrent liabilities	1,658	—	—	—	6,347	(143)	7,862
Redeemable noncontrolling interests	—	—	—	—	143	—	143
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	44,322	84,968	50,239	71,497	89,979	(296,683)	44,322
Total Comcast Corporation shareholders’ equity	44,354	84,968	50,239	71,497	89,979	(296,683)	44,354
Noncontrolling interests	—	—	—	—	80	—	80
Total equity	44,354	84,968	50,239	71,497	90,059	(296,683)	44,434
Total liabilities and equity	$70,565	$90,121	$52,652	$72,777	$129,921	$(297,502)	$118,534

Comcast 2011 Annual Report on Form 10-K	128

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$55,842	$—	$55,842
Management fee revenue	800	784	488	—	—	(2,072)	—
	800	784	488	—	55,842	(2,072)	55,842
Costs and Expenses:
Operating costs and expenses	420	784	488	5	37,860	(2,072)	37,485
Depreciation	29	—	—	—	6,011	—	6,040
Amortization	3	—	—	—	1,593	—	1,596
	452	784	488	5	45,464	(2,072)	45,121
Operating income (loss)	348	—	—	(5)	10,378	—	10,721
Other Income (Expense):
Interest expense	(1,439)	(338)	(172)	(32)	(524)	—	(2,505)
Investment income (loss), net	3	—	—	2	154	—	159
Equity in net income (losses) of investees, net	4,879	5,598	3,361	5,734	(35)	(19,572)	(35)
Other income (expense), net	(19)	—	—	1	(115)	—	(133)
	3,424	5,260	3,189	5,705	(520)	(19,572)	(2,514)
Income (loss) before income taxes	3,772	5,260	3,189	5,700	9,858	(19,572)	8,207
Income tax (expense) benefit	388	118	60	12	(3,628)	—	(3,050)
Net income (loss) from consolidated operations	4,160	5,378	3,249	5,712	6,230	(19,572)	5,157
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(997)	—	(997)
Net income (loss) attributable to Comcast Corporation	$4,160	$5,378	$3,249	$5,712	$5,233	$(19,572)	$4,160

129	Comcast 2011 Annual Report on Form 10-K

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$37,937	$—	$37,937
Management fee revenue	808	726	452	—	—	(1,986)	—
	808	726	452	—	37,937	(1,986)	37,937
Costs and Expenses:
Operating costs and expenses	444	726	452	59	23,646	(1,986)	23,341
Depreciation	29	—	—	—	5,510	—	5,539
Amortization	3	—	—	—	1,074	—	1,077
	476	726	452	59	30,230	(1,986)	29,957
Operating income (loss)	332	—	—	(59)	7,707	—	7,980
Other Income (Expense):
Interest expense	(1,402)	(402)	(173)	(33)	(146)	—	(2,156)
Investment income (loss), net	8	—	—	7	273	—	288
Equity in net income (losses) of investees, net	4,329	4,741	3,015	4,675	(141)	(16,760)	(141)
Other income (expense), net	(5)	—	—	—	138	—	133
	2,930	4,339	2,842	4,649	124	(16,760)	(1,876)
Income (loss) before income taxes	3,262	4,339	2,842	4,590	7,831	(16,760)	6,104
Income tax (expense) benefit	373	141	61	30	(3,041)	—	(2,436)
Net income (loss) from consolidated operations	3,635	4,480	2,903	4,620	4,790	(16,760)	3,668
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(33)	—	(33)
Net income (loss) attributable to Comcast Corporation	$3,635	$4,480	$2,903	$4,620	$4,757	$(16,760)	$3,635

Comcast 2011 Annual Report on Form 10-K	130

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$35,756	$—	$35,756
Management fee revenue	768	678	439	—	—	(1,885)	—
	768	678	439	—	35,756	(1,885)	35,756
Costs and Expenses:
Operating costs and expenses	362	678	439	57	22,391	(1,885)	22,042
Depreciation	29	—	—	—	5,454	—	5,483
Amortization	—	—	—	—	1,017	—	1,017
	391	678	439	57	28,862	(1,885)	28,542
Operating income (loss)	377	—	—	(57)	6,894	—	7,214
Other Income (Expense):
Interest expense	(1,296)	(666)	(223)	(29)	(134)	—	(2,348)
Investment income (loss), net	3	—	—	8	271	—	282
Equity in net income (losses) of investees, net	4,233	4,913	3,275	4,781	(64)	(17,202)	(64)
Other income (expense), net	—	—	—	—	22	—	22
	2,940	4,247	3,052	4,760	95	(17,202)	(2,108)
Income (loss) before income taxes	3,317	4,247	3,052	4,703	6,989	(17,202)	5,106
Income tax (expense) benefit	321	233	78	27	(2,137)	—	(1,478)
Net income (loss) from consolidated operations	3,638	4,480	3,130	4,730	4,852	(17,202)	3,628
Net (income) loss attributable to noncontrolling interests	—	—	—	—	10	—	10
Net income (loss) attributable to Comcast Corporation	$3,638	$4,480	$3,130	$4,730	$4,862	$(17,202)	$3,638

131	Comcast 2011 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(513)	$(209)	$(131)	$(19)	$15,217	$—	$14,345
Investing Activities:
Net transactions with affiliates	4,615	1,209	131	19	(5,974)	—	—
Capital expenditures	(7)	—	—	—	(5,300)	—	(5,307)
Cash paid for intangible assets	(2)	—	—	—	(952)	—	(954)
Acquisitions, net of cash acquired	—	—	—	—	(6,407)	—	(6,407)
Proceeds from sales of businesses and investments	—	—	—	—	277	—	277
Purchases of investments	—	—	—	—	(135)	—	(135)
Other	—	—	—	—	18	—	18
Net cash provided by (used in) investing activities	4,606	1,209	131	19	(18,473)	—	(12,508)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(4)	—	—	—	548	—	544
Proceeds from borrowings	—	—	—	—	—	—	—
Repurchases and repayments of debt	(1,095)	(1,000)	—	—	(1,121)	—	(3,216)
Repurchases and retirements of common stock	(2,141)	—	—	—	—	—	(2,141)
Dividends paid	(1,187)	—	—	—	—	—	(1,187)
Issuances of common stock	283	—	—	—	—	—	283
Distributions to noncontrolling interests	—	—	—	—	(325)	—	(325)
Other	51	—	—	—	(210)	—	(159)
Net cash provided by (used in) financing activities	(4,093)	(1,000)	—	—	(1,108)	—	(6,201)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,364)	—	(4,364)
Cash and cash equivalents, beginning of year	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of year	$—	$—	$—	$—	$1,620	$—	$1,620

Comcast 2011 Annual Report on Form 10-K	132

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(391)	$(257)	$(132)	$(235)	$12,194	$—	$11,179
Investing Activities:
Net transactions with affiliates	488	257	132	248	(1,125)	—	—
Capital expenditures	(7)	—	—	—	(4,954)	—	(4,961)
Cash paid for intangible assets	(2)	—	—	—	(534)	—	(536)
Acquisitions, net of cash acquired	—	—	—	—	(183)	—	(183)
Proceeds from sales of businesses and investments	—	—	—	—	99	—	99
Purchases of investments	—	—	—	—	(260)	—	(260)
Other	—	—	—	—	130	—	130
Net cash provided by (used in) investing activities	479	257	132	248	(6,827)	—	(5,711)
Financing Activities:
Proceeds from borrowings	3,390	—	—	—	30	—	3,420
Repurchases and repayments of debt	(1,100)	—	—	(13)	(40)	—	(1,153)
Repurchases and retirements of common stock	(1,200)	—	—	—	—	—	(1,200)
Dividends paid	(1,064)	—	—	—	—	—	(1,064)
Issuances of common stock	34	—	—	—	—	—	34
Distributions to noncontrolling interests	—	—	—	—	(67)	—	(67)
Other	(148)	—	—	—	23	—	(125)
Net cash provided by (used in) financing activities	(88)	—	—	(13)	(54)	—	(155)
Increase (decrease) in cash and cash equivalents	—	—	—	—	5,313	—	5,313
Cash and cash equivalents, beginning of year	—	—	—	—	671	—	671
Cash and cash equivalents, end of year	$—	$—	$—	$—	$5,984	$—	$5,984

133	Comcast 2011 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2009

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$115	$(472)	$(185)	$3	$10,820	$—	$10,281
Investing Activities:
Net transactions with affiliates	1,215	3,438	539	259	(5,451)	—	—
Capital expenditures	(25)	—	—	—	(5,092)	—	(5,117)
Cash paid for intangible assets	(11)	—	—	—	(511)	—	(522)
Acquisitions, net of cash acquired	—	—	—	—	(88)	—	(88)
Proceeds from sales of businesses and investments	—	—	—	—	102	—	102
Purchases of investments	—	—	—	—	(346)	—	(346)
Other	—	—	—	—	74	—	74
Net cash provided by (used in) investing activities	1,179	3,438	539	259	(11,312)	—	(5,897)
Financing Activities:
Proceeds from borrowings	1,492	—	—	—	72	—	1,564
Repurchases and repayments of debt	(1,241)	(2,836)	(312)	(262)	(87)	—	(4,738)
Repurchases and retirements of common stock	(765)	—	—	—	—	—	(765)
Dividends paid	(761)	—	—	—	—	—	(761)
Issuances of common stock	1	—	—	—	—	—	1
Distributions to noncontrolling interests	—	—	—	—	(49)	—	(49)
Other	(20)	(130)	(42)	—	32	—	(160)
Net cash provided by (used in) financing activities	(1,294)	(2,966)	(354)	(262)	(32)	—	(4,908)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(524)	—	(524)
Cash and cash equivalents, beginning of year	—	—	—	—	1,195	—	1,195
Cash and cash equivalents, end of year	$—	$—	$—	$—	$671	$—	$671

Comcast 2011 Annual Report on Form 10-K	134

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

Refer to Management’s Report on Internal Control Over Financial Reporting on page 75.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 76.

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

Item 9B: Other Information

None.

135	Comcast 2011 Annual Report on Form 10-K

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2012. We refer to this proxy statement as the 2012 Proxy Statement.

The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure; as of the date of this Annual Report on Form 10-K.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	52	1986	Chairman and Chief Executive Officer; President
Michael J. Angelakis	47	2007	Vice Chairman; Chief Financial Officer
Stephen B. Burke	53	1998	Executive Vice President; President and Chief Executive Officer, NBCUniversal Holdings and NBCUniversal
David L. Cohen	56	2002	Executive Vice President
Neil Smit	53	2011	Executive Vice President; President and Chief Executive Officer, Comcast Cable
Arthur R. Block	57	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	55	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2011, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of NBCUniversal Holdings and the National Cable and Telecommunications Association.

Michael J. Angelakis has served as the Chief Financial Officer of Comcast Corporation since March 2007 and had been an Executive Vice President until he was appointed Vice Chairman in November 2011. Before March 2007, Mr. Angelakis served as Managing Director and as a member of the Management and Investment Committees of Providence Equity Partners for more than five years. Mr. Angelakis currently serves on the board of directors of NBCUniversal Holdings and the Federal Reserve Bank of Philadelphia.

Stephen B. Burke has served as an Executive Vice President for more than five years. On January 28, 2011, Mr. Burke became the President and Chief Executive Officer of NBCUniversal Holdings and NBCUniversal and resigned from his position as our Chief Operating Officer, which position he had held for more than five years. Mr. Burke also had been the President of Comcast Cable until March 2010. Mr. Burke is also a director of NBCUniversal Holdings, JPMorgan Chase & Company and Berkshire Hathaway, Incorporated.

David L. Cohen has served as an Executive Vice President for more than five years.

Neil Smit has served as the President of Comcast Cable since March 2010, became an Executive Vice President in January 2011 and was appointed as Chief Executive Officer of Comcast Cable in November 2011. Before March 2010, Mr. Smit had been the President and Chief Executive Officer and a director of Charter Communications, Inc., a cable company, since August 2005. Charter Communications filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2009 and emerged from Chapter 11 bankruptcy in November 2009.

Arthur R. Block has served as a Senior Vice President and our General Counsel and Secretary for more than five years.

Lawrence J. Salva has served as a Senior Vice President and our Controller and Chief Accounting Officer for more than five years.

Comcast 2011 Annual Report on Form 10-K	136

Item 11: Executive Compensation

We incorporate the information required by this item by reference to our 2012 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to our 2012 Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to our 2012 Proxy Statement.

Item 14: Principal Accountant Fees and Services

We incorporate the information required by this item by reference to our 2012 Proxy Statement.

We intend to file our 2012 Proxy Statement for our annual meeting of shareholders with the SEC on or before April 30, 2012.

137	Comcast 2011 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 74 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 145 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K:

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.1 to our Current Report on Form 8-K filed on November 23, 2011).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to our Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to our Annual Report on Form 10-K for the year ended December 31, 2002).

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

Comcast 2011 Annual Report on Form 10-K	138

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

10.6*

Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective February 22, 2011 (incorporated by reference to Exhibit 10.6 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.7*

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

10.9*

Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 22, 2011 (incorporated by reference to Exhibit 10.5 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.10*	Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 2011.

10.11*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective July 1, 2011 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2011).

10.12*

Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective January 1, 2011 (incorporated by reference to Exhibit 10.12 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.13*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 1, 2011).

10.14*

Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.15 to our Annual Report on Form 10-K for the year ended December 31, 2007).

10.15*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 5, 2005).

10.16*

Amendment to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of February 13, 2009 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2009).

10.17*

Amendment No. 2 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.23 to our Annual Report on Form 10-K for the year ended December 31, 2009).

10.18*

Amendment No. 3 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2010 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on July 7, 2010).

139	Comcast 2011 Annual Report on Form 10-K

10.19*

Amendment No. 4 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2010 (incorporated by reference to Exhibit 10.25 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.20*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on July 1, 2011).

10.21*	Amendment No. 6 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 15, 2011.

10.22*	Notice of Rights Waiver from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on February 13, 2009).

10.23*	Notice of Termination from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on February 13, 2009).

10.24*	Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 27, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2007).

10.25*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2008).

10.26*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1993).

10.27*

Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended September 30, 1998).

10.28*

Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q for the quarter ended March 31, 2000).

10.29*

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

10.32*

Second Amendment to Agreement between Comcast Corporation and Ralph J. Roberts, dated as of December 10, 2008 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.33*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective as of January 30, 2004 (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.34*

Employment Agreement between Comcast Corporation and Michael J. Angelakis, dated as of November 22, 2011 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on November 23, 2011).

Comcast 2011 Annual Report on Form 10-K	140

10.35*

Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 22, 2009).

10.36*

Employment Agreement between Comcast Corporation and David L. Cohen, dated as of February 22, 2011 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 25, 2011).

10.37*	Employment Agreement between Comcast Corporation and Neil Smit, dated as of November 21, 2011.

10.38*

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

10.40*

Form of Amendment, dated as of December 16, 2008, to the Employment Agreements with Ralph J. Roberts and Brian L. Roberts (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2008).

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

10.46*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

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

10.49

Amendment No. 1, dated as of January 28, 2011, to Master Agreement, dated as of December 3, 2009, by and among General Electric Company, NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.50

Amended and Restated Limited Liability Company Agreement of Navy, LLC (n/k/a NBCUniversal, LLC), dated as of January 28, 2011 (incorporated by reference to Exhibit 10.50 to our Annual Report on Form 10-K for the year ended December 31, 2010).

141	Comcast 2011 Annual Report on Form 10-K

12.1	Statement of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on February 22, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Cash Flows; (v) the Consolidated Statement of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

*Constitutes	a management contract or compensatory plan or arrangement.

Comcast 2011 Annual Report on Form 10-K	142

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 22, 2012.

By:	/s/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S / BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 22, 2012

/S/ RALPH J. ROBERTS Ralph J. Roberts	Founder; Chairman Emeritus of the Board	February 22, 2012

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Vice Chairman and CFO (Principal Financial Officer)	February 22, 2012

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 22, 2012

/S/ KENNETH J. BACON Kenneth J. Bacon	Director	February 22, 2012

/S/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 22, 2012

/S/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 22, 2012

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 22, 2012

/S/ GERALD L. HASSELL Gerald L. Hassell	Director	February 22, 2012

/S/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 22, 2012

/S/ EDUARDO G. MESTRE Eduardo G. Mestre	Director	February 22, 2012

/S/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	February 22, 2012

/S/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 22, 2012

143	Comcast 2011 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2011 and 2010 and for each of the three years in the period ended December 31, 2011, and the Company’s internal control over financial reporting as of December 31, 2011, and have issued our report thereon dated February 22, 2012; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 22, 2012

Comcast 2011 Annual Report on Form 10-K	144

Comcast Corporation and Subsidiaries

Schedule II—Valuation and Qualifying Accounts

Year ended December 31, 2011, 2010 and 2009

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
2011
Allowance for doubtful accounts	$173	306	277	$202
Sales returns and allowances	—	536	111	425
2010
Allowance for doubtful accounts	$175	327	329	$173
2009
Allowance for doubtful accounts	$190	385	400	$175

145	Comcast 2011 Annual Report on Form 10-K