Form 10-Q
period 2012-03-31
COMCAST CORP
filed 2012-05-02
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

Yes ☐ No ☒

As of March 31, 2012, there were 2,109,694,188 shares of our Class A common stock, 577,031,322 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2012. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new technologies may adversely affect our competitive position, businesses and results of operations

•	programming expenses for our video services are increasing, which could adversely affect our future results of operations

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	weak economic conditions may have a negative impact on our businesses, results of operations and financial condition

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our results of operations

•

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and our results of operations may be adversely affected if our content fails to achieve sufficient consumer acceptance or our costs to acquire content increase

•	the loss of our programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect our businesses and results of operations

•	our businesses depend on keeping pace with technological developments

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	sales of DVDs have been declining

•

we rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses

•	we may be unable to obtain necessary hardware, software and operational support

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	we face risks arising from the outcome of various litigation matters

•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$2,207	$1,620
Receivables, net	4,379	4,351
Programming rights	1,011	987
Other current assets	1,758	1,615
Total current assets	9,355	8,573
Film and television costs	5,112	5,227
Investments	10,149	9,854
Property and equipment, net of accumulated depreciation of $37,275 and $36,528	26,962	27,559
Franchise rights	59,364	59,376
Goodwill	26,803	26,874
Other intangible assets, net of accumulated amortization of $6,978 and $6,665	18,001	18,165
Other noncurrent assets, net	2,203	2,190
Total assets	$157,949	$157,818

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,763	$5,705
Accrued participations and residuals	1,394	1,255
Accrued expenses and other current liabilities	5,770	4,914
Current portion of long-term debt	2,705	1,367
Total current liabilities	15,632	13,241
Long-term debt, less current portion	35,080	37,942
Deferred income taxes	29,812	29,932
Other noncurrent liabilities	13,446	13,034
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	16,158	16,014
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,475,154,938 and 2,460,937,253; outstanding, 2,109,694,188 and 2,095,476,503	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 647,966,086 and 671,947,577; outstanding, 577,031,322 and 601,012,813	6	7
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,893	40,940
Retained earnings	14,217	13,971
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(148)	(152)
Total Comcast Corporation shareholders’ equity	47,476	47,274
Noncontrolling interests	345	381
Total equity	47,821	47,655
Total liabilities and equity	$157,949	$157,818

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2012	2011
Revenue	$14,878	$12,128
Costs and Expenses:
Operating costs and expenses	10,190	8,062
Depreciation	1,529	1,486
Amortization	401	356
	12,120	9,904
Operating income	2,758	2,224
Other Income (Expense):
Interest expense	(640)	(605)
Investment income (loss), net	92	89
Equity in net income (losses) of investees, net	3	(37)
Other income (expense), net	(16)	(36)
	(561)	(589)
Income before income taxes	2,197	1,635
Income tax expense	(750)	(596)
Net income	1,447	1,039
Net (income) loss attributable to noncontrolling interests	(223)	(96)
Net income attributable to Comcast Corporation	$1,224	$943

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.34
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.34
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1625	$0.1125

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2012	2011
Net income	$1,447	$1,039
Unrealized gains (losses) on marketable securities, net of deferred taxes of $— and $(3)	—	5
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(11) and $(6)	20	11
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $— and $4	—	(7)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $9 and $7	(16)	(12)
Employee benefit obligations, net of deferred taxes of $— and $(2)	(2)	3
Currency translation adjustments, net of deferred taxes of $— and $—	2	4
Comprehensive income	1,451	1,043
Net (income) loss attributable to noncontrolling interests	(223)	(96)
Other comprehensive (income) loss attributable to noncontrolling interests	—	(2)
Comprehensive income attributable to Comcast Corporation	$1,228	$945

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2012	2011
Net cash provided by (used in) operating activities	$4,393	$3,468
Investing Activities
Capital expenditures	(1,174)	(1,106)
Cash paid for intangible assets	(184)	(123)
Acquisitions, net of cash acquired	—	(5,658)
Proceeds from sales of businesses and investments	35	18
Purchases of investments	(62)	(16)
Other	36	(2)
Net cash provided by (used in) investing activities	(1,349)	(6,887)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(407)	1,677
Repurchases and repayments of debt	(1,125)	(1,759)
Repurchases and retirements of common stock	(750)	(525)
Dividends paid	(304)	(261)
Issuances of common stock	150	129
Distributions to noncontrolling interests	(58)	(46)
Other	37	42
Net cash provided by (used in) financing activities	(2,457)	(743)
Increase (decrease) in cash and cash equivalents	587	(4,162)
Cash and cash equivalents, beginning of period	1,620	5,984
Cash and cash equivalents, end of period	$2,207	$1,822

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2011	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434
Stock compensation plans					182	(22)				160
Repurchase and retirement of common stock			(1)		(261)	(263)				(525)
Employee stock purchase plan					14					14
Dividends declared						(312)				(312)
Other comprehensive income (loss)	2							2		2
NBCUniversal transaction	15,166				1,692				188	1,880
Contributions from (distributions to) noncontrolling interests, net	(126)								(31)	(31)
Net income (loss)	54					943			42	985
Balance, March 31, 2011	$15,239	$24	$7	$—	$41,407	$12,504	$(7,517)	$(97)	$279	$46,607
Balance, January 1, 2012	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655
Stock compensation plans					224	(82)				142
Repurchase and retirement of common stock			(1)		(292)	(457)				(750)
Employee stock purchase plan					19					19
Dividends declared						(439)				(439)
Other comprehensive income (loss)								4		4
Contributions from (distributions to) noncontrolling interests, net	(8)								(39)	(39)
Purchase of subsidiary shares from noncontrolling interest	(44)				2					2
Other									(24)	(24)
Net income (loss)	196					1,224			27	1,251
Balance, March 31, 2012	$16,158	$25	$6	$—	$40,893	$14,217	$(7,517)	$(148)	$345	$47,821

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

On January 28, 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBC Universal, Inc. (“NBCUniversal”), and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“Universal Orlando”) that we did not already own. NBCUniversal’s and Universal Orlando’s results of operations have been consolidated with our results following their respective acquisition dates. For a more complete discussion of the NBCUniversal and Universal Orlando transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

Reclassifications have been made to the condensed consolidated financial statements for the prior year to conform to classifications used in the current period.

Note 2: Earnings Per Share

Basic earnings per common share attributable to Comcast Corporation shareholders (“basic EPS”) is computed by dividing net income attributable to Comcast Corporation by the weighted-average number of common shares outstanding during the period.

Our potentially dilutive securities include potential common shares issuable under our outstanding stock options and our restricted share units (“RSUs”). Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Diluted EPS excludes the impact of potential common shares issuable under our outstanding stock options in periods in which the option exercise price is greater than the average market price of our Class A common stock or our Class A Special common stock, as applicable.

Diluted EPS for the three months ended March 31, 2012 and 2011 excludes approximately 26 million and 32 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

Computation of Diluted EPS

	Three Months Ended March 31
	2012			2011
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,224	2,708	$0.45	$943	2,772	$0.34
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		36			33
Diluted EPS attributable to Comcast Corporation shareholders	$1,224	2,744	$0.45	$943	2,805	$0.34

Note 3: Film and Television Costs

(in millions)	March 31, 2012	December 31, 2011
Film Costs:
Released, less amortization	$1,440	$1,428
Completed, not released	328	148
In-production and in-development	1,079	1,374
	2,847	2,950
Television Costs:
Released, less amortization	1,019	1,002
In-production and in-development	143	201
	1,162	1,203
Programming rights, less amortization	2,114	2,061
	6,123	6,214
Less: Current portion of programming rights	1,011	987
Film and television costs	$5,112	$5,227

Note 4: Investments

(in millions)	March 31, 2012	December 31, 2011
Fair value method	$3,544	$3,028
Equity Method:
A&E Television Networks	2,019	2,021
SpectrumCo	1,414	1,417
The Weather Channel	464	463
MSNBC.com	175	174
Clearwire LLC	25	69
Other	736	736
	4,833	4,880
Cost Method:
AirTouch	1,527	1,523
Other	473	477
	2,000	2,000
Total investments	10,377	9,908
Less: Current investments(a)	228	54
Noncurrent investments	$10,149	$9,854

(a)	Current investments are included in other current assets in our condensed consolidated balance sheet.

Fair Value Method

As of March 31, 2012, we held as collateral $3.5 billion of fair value method equity securities related to our obligations under prepaid forward sale agreements. As of March 31, 2012, our prepaid forward sale obligations were recorded at $2.9 billion and had an estimated fair value of approximately $3.0 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Equity Method

On March 26, 2012, NBCUniversal exercised an option that requires A&E Television Networks LLC (“A&E Television Networks”) to redeem a substantial portion of NBCUniversal’s equity interest in A&E Television Networks. We expect the transaction to close during the second half of 2012, upon the agreement by all parties as to the value of NBCUniversal’s equity interest. Under the terms of our existing shareholder agreement, NBCUniversal is required to provide a last dollar guarantee of indebtedness that A&E Television Networks may incur to finance the purchase of NBCUniversal’s equity interest.

Cost Method

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of March 31, 2012, the estimated fair value of the AirTouch preferred stock and the associated liability related to redeemable preferred shares issued by one of our consolidated subsidiaries was approximately $1.8 billion. The estimated fair values are primarily based on Level 2 inputs using pricing models whose inputs are derived from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Components of Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2012	2011
Gains on sales and exchanges of investments, net	$7	$14
Investment impairment losses	(12)	—
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	516	309
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(470)	(261)
Interest and dividend income	29	26
Other, net	22	1
Investment income (loss), net	$92	$89

Note 5: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2011	$12,208	$12,744	$772	$1	$1,140	$9	$26,874
Dispositions	(1)	—	—	—	—	—	(1)
Adjustments	—	—	(9)	—	(61)	—	(70)
Balance, March 31, 2012	$12,207	$12,744	$763	$1	$1,079	$9	$26,803

There have been no significant changes during the three months ended March 31, 2012 to our preliminary allocation of purchase price for the Universal Orlando transaction from what was disclosed in our 2011 Annual Report on Form 10-K. The estimated fair values are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than June 30, 2012.

Note 6: Long-Term Debt

As of March 31, 2012, our debt had an estimated fair value of $43.5 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Repayments

In February 2012, we redeemed $563 million principal amount of the $1.1 billion aggregate principal amount outstanding of our 7% senior notes due 2055 and repaid at maturity $553 million principal amount of our 9.8% senior notes due 2012.

In April 2012, we redeemed the remaining $563 million principal amount of our 7% senior notes due 2055. The carrying amount of these senior notes was recorded in current portion of long-term debt in our condensed consolidated balance sheet as of March 31, 2012.

Commercial Paper Program

During the three months ended March 31, 2012, net repayments of commercial paper by NBCUniversal were $400 million.

Note 7: Derivative Financial Instruments

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

We manage our exposure to fluctuations in foreign exchange rates by using foreign exchange contracts such as forward contracts and currency options, as well as cross-currency swaps for our foreign currency denominated borrowings.

We manage our exposure to and benefits from price fluctuations in the common stock of some of our investments by using equity derivative financial instruments embedded in other contracts, such as prepaid forward sale agreements, whose values, in part, are derived from the market value of certain publicly traded common stock.

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of March 31, 2012, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

During the three months ended March 31, 2012, there were no significant changes in the composition of any of our derivative financial instruments or their classification in our condensed consolidated balance sheet. In addition, the impact of our derivative financial instruments to our condensed consolidated financial statements was not material for the three months ended March 31, 2012 and 2011.

See Note 8 for additional information on the fair value of our derivative financial instruments as of March 31, 2012 and December 31, 2011.

Note 8: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). Level 1 consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market. Level 2 consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 3 consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair Value as of
	March 31, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$3,401	$—	$—	$3,401	$2,895
Interest rate swap agreements	—	234	—	234	246
Available-for-sale securities	100	20	21	141	131
Foreign exchange contracts	—	13	—	13	10
Equity warrants	—	—	2	2	2
	$3,501	$267	$23	$3,791	$3,284

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$1,704	$—	$1,704	$1,234
Contractual obligations	—	—	984	984	1,004
Contingent consideration	—	—	579	579	583
Cross-currency swap agreements	—	35	—	35	69
Foreign exchange contracts	—	13	—	13	8
	$—	$1,752	$1,563	$3,315	$2,898

The determinations of the fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, which involves the use of significant unobservable inputs. The most significant unobservable input we use is our estimate of the future revenue we expect to generate from certain NBCUniversal entities related to our contractual obligations and future payments to GE that are related to contingent consideration. The discount rates used in the measurements of fair value ranged between 5.6% and 13.0% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. Fair value adjustments to these liabilities are recorded in other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2011	$1,004	$583
Acquisition accounting adjustments	(20)	—
Fair value adjustments	19	8
Payments	(19)	(12)
Balance, March 31, 2012	$984	$579

Note 9: Noncontrolling Interests

Certain of the subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features whereby interests held by the minority partners, including GE’s 49% interest in NBCUniversal, are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If interests were to be redeemed under these agreements, we would generally be required to purchase the interest at fair value on the date of redemption. These interests are presented on the balance sheet outside of equity under the caption “Redeemable noncontrolling interests.” Noncontrolling interests that do not contain such redemption features are presented in equity.

The table below presents the changes in equity resulting from net income attributable to Comcast Corporation and transfers to or from noncontrolling interests.

	Three Months Ended March 31
(in millions)	2012	2011
Net income attributable to Comcast Corporation	$1,224	$943
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the issuance of noncontrolling equity interest	—	1,692
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	2	—
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$1,226	$2,635

Note 10: Pension Plans and Postretirement Benefits

The table below presents the components of net periodic benefit expense related to our active pension plans and postretirement benefit plans.

	Three Months Ended March 31, 2012		Three Months Ended March 31, 2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$32	$8	$18	$7
Interest cost	4	7	2	7
Prior service cost	—	—	—	(13)
Other	(1)	—	—	—
Total benefits expense	$35	$15	$20	$1

In April 2012, NBCUniversal provided initial funding to its qualified defined benefit plan of $76 million. The expected return on the plan assets of this plan is 5%.

Note 11: Share-Based Compensation

Our approach to long-term incentive compensation includes awarding stock options and RSUs to certain employees and directors. We grant these awards under various plans. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2012, we granted 21.8 million stock options and 5.7 million RSUs related to our annual management grant program. The weighted-average fair values associated with these grants were $7.38 per stock option and $27.43 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2012	2011
Stock options	$29	$22
Restricted share units	35	40
Employee stock purchase plans	5	3
Total	$69	$65

As of March 31, 2012, we had unrecognized pretax compensation expense related to nonvested stock options and nonvested RSUs of $417 million and $439 million, respectively.

For the three months ended March 31, 2012 and 2011, the employee cost associated with participation in the employee stock purchase plans was satisfied with payroll deductions of $18 million and $15 million, respectively.

Note 12: Supplemental Financial Information

Receivables

(in millions)	March 31, 2012	December 31, 2011
Receivables, gross	$4,880	$4,978
Less: Allowance for returns and customer incentives	333	425
Less: Allowance for doubtful accounts	168	202
Receivables, net	$4,379	$4,351

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2012	March 31, 2011
Unrealized gains (losses) on marketable securities	$22	$24
Deferred gains (losses) on cash flow hedges	(107)	(106)
Unrecognized gains (losses) on employee benefit obligations	(58)	(16)
Cumulative translation adjustments	(5)	1
Accumulated other comprehensive income (loss), net of deferred taxes	$(148)	$(97)

Operating Costs and Expenses

	Three Months Ended March 31
(in millions)	2012	2011
Programming and production	$4,737	$3,271
Cable Communications technical labor	588	593
Cable Communications customer service	494	469
Advertising, marketing and promotion	1,203	980
Other	3,168	2,749
Operating costs and expenses (excluding depreciation and amortization)	$10,190	$8,062

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2012	2011
Net income	$1,447	$1,039
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,930	1,842
Amortization of film and television costs	2,153	1,184
Share-based compensation	89	84
Noncash interest expense (income), net	48	40
Equity in net (income) losses of investees, net	(3)	37
Cash received from investees	73	98
Net (gain) loss on investment activity and other	(74)	(85)
Deferred income taxes	(59)	130
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	(30)	725
Change in film and television costs	(2,061)	(1,466)
Change in accounts payable and accrued expenses related to trade creditors	169	(131)
Change in other operating assets and liabilities	711	(29)
Net cash provided by operating activities	$4,393	$3,468

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2012	2011
Interest	$614	$657
Income taxes	$118	$74

Noncash Investing and Financing Activities

During the three months ended March 31, 2012, we:

•	acquired $476 million of property and equipment and intangible assets that were accrued but unpaid, which is a noncash investing activity

•	recorded a liability of $439 million for a quarterly cash dividend of $0.1625 per common share paid in April 2012, which is a noncash financing activity

Unaudited Actual and Pro Forma Information

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

	Three Months Ended March 31
	Actual	Pro Forma
(in millions except per share amounts)	2012	2011
Revenue	$14,878	$13,580
Net income	$1,447	$1,000
Net income attributable to Comcast Corporation	$1,224	$916
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.33
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.33

Note 13: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of March 31, 2012.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of March 31, 2012. The servicing fees are a component of net loss (gain) on sale, which is presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Three Months Ended March 31
(in millions)	2012	2011
Interest expense	$3	$—
Net (loss) gain on sale(a)	$(1)	$(8)
Net cash proceeds (payments) on transfers(b)	$(90)	$(424)

(a)	Net (loss) gain on sale is included in other income (expense), net in our condensed consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our condensed consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

(in millions)	March 31, 2012	December 31, 2011
Monetized receivables sold	$808	$961
Deferred consideration	$278	$268

In addition to the amounts presented above, we had $855 million and $781 million payable to our monetization programs as of March 31, 2012 and December 31, 2011, respectively. These amounts represent cash receipts that have not yet been remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 14: Commitments and Contingencies

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. While we have given notice to the class, we filed a writ of certiorari with the U.S. Supreme Court asking that it review the Third Circuit Court of Appeals’ ruling. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. In April 2012, the District Court issued a decision dismissing some of the plaintiffs’ claims, but allowing two claims to proceed to trial. A trial for the Philadelphia Cluster case has been set for September 2012. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. In March 2012, a panel of the Ninth Circuit Court of Appeals affirmed the District Court’s order, and in April 2012, the plaintiffs filed a petition for a rehearing.

In addition, we are the defendant in 22 purported class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multidistrict litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama. In September 2010, the plaintiffs filed an amended complaint alleging violations of additional state antitrust laws and unfair/deceptive trade practices acts on behalf of new subclasses in Connecticut, Florida, Minnesota, Missouri, New Jersey, New Mexico and West Virginia. In the amended complaint, plaintiffs omitted their unjust enrichment claim, as well as their state law claims on behalf of the Alabama, Illinois and Pennsylvania subclasses. In June 2011, the plaintiffs filed another amended complaint alleging only violations of Section 1 of the Sherman Antitrust Act, antitrust law in Washington and unfair/deceptive trade practices acts in California and Washington. The plaintiffs seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California and Washington. In July 2011, we moved to compel arbitration of certain claims and to stay the remaining claims pending arbitration.

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

Note 15: Financial Data by Business Segment

We present our operations in five reportable business segments:

•	Cable Communications: Provides video, high-speed Internet and voice services (“cable services”) to residential and business customers in 39 states and the District of Columbia.

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

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2012
(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,599	$3,955	$1,602	$2,353	$1,056
NBCUniversal
Cable Networks	2,138	805	178	627	9
Broadcast Television	1,851	(10)	21	(31)	8
Filmed Entertainment	1,192	6	4	2	1
Theme Parks	412	157	62	95	47
Headquarters and Other(d)	12	(146)	48	(194)	46
Eliminations(e)	(133)	1	(1)	2	—
NBCUniversal	5,472	813	312	501	111
Corporate and Other	174	(64)	14	(78)	7
Eliminations(e)	(367)	(16)	2	(18)	—
Comcast Consolidated	$14,878	$4,688	$1,930	$2,758	$1,174

	Three Months Ended March 31, 2011
(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,084	$3,749	$1,621	$2,128	$1,053
NBCUniversal
Cable Networks(b)	1,632	665	153	512	12
Broadcast Television	888	35	21	14	5
Filmed Entertainment	622	(143)	4	(147)	1
Theme Parks(c)	275	97	28	69	12
Headquarters and Other(d)	11	(96)	22	(118)	17
Eliminations(e)	(285)	(100)	(22)	(78)	—
NBCUniversal	3,143	458	206	252	47
Corporate and Other	188	(141)	16	(157)	6
Eliminations(e)	(287)	—	(1)	1	—
Comcast Consolidated	$12,128	$4,066	$1,842	$2,224	$1,106

(a)	For the three months ended March 31, 2012 and 2011, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended March 31
	2012	2011
Residential:
Video	51.8%	53.8%
High-speed Internet	24.2%	23.2%
Voice	9.1%	9.5%
Business services	5.6%	4.3%
Advertising	5.0%	5.0%
Other	4.3%	4.2%
Total	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For both the three months ended March 31, 2012 and 2011, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

For the three months ended March 31, 2011, our Cable Networks segment included the results of operations of the businesses we contributed to NBCUniversal, as well as the results of operations of the NBCUniversal contributed cable networks for the period January 29, 2011 through March 31, 2011.

(c)

For the three months ended March 31, 2011, our Theme Parks segment included the results of operations for Universal Orlando for the period January 29, 2011 through March 31, 2011 to reflect our measure of operating performance for our Theme Parks segment.

(d)	NBCUniversal Headquarters and Other activities included costs and expenses associated with overhead, employee benefits and headquarter initiatives.

(e)

NBCUniversal eliminations for the three months ended March 31, 2011 included the elimination of the results of operations for Universal Orlando for the period January 29, 2011 through March 31, 2011. These results were not included in our consolidated results of operations for the period January 29, 2011 through March 31, 2011 because we recorded Universal Orlando as an equity method investment.

Also included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•

our Cable Networks and Broadcast Television segments generate revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•

our Cable Communications segment receives incentives offered by our Cable Networks segment in connection with its distribution of the Cable Networks’ content, which are recorded as a reduction to programming expenses

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment

(f)	No single customer accounted for a significant amount of our revenue in any period.

(g)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Note 16: Condensed Consolidating Financial Information

Comcast Corporation and four of our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

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

Condensed Consolidating Balance Sheet

March 31, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$2,207	$—	$2,207
Receivables, net	—	—	—	—	4,379	—	4,379
Programming rights	—	—	—	—	1,011	—	1,011
Other current assets	169	20	1	—	1,568	—	1,758
Total current assets	169	20	1	—	9,165	—	9,355
Film and television costs	—	—	—	—	5,112	—	5,112
Investments	—	—	—	—	10,149	—	10,149
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,062	94,024	47,950	85,926	40,567	(339,529)	—
Property and equipment, net	255	—	—	—	26,707	—	26,962
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	26,803	—	26,803
Other intangible assets, net	9	—	—	—	17,992	—	18,001
Other noncurrent assets, net	882	10	5	148	1,818	(660)	2,203
Total assets	$72,377	$94,054	$47,956	$86,074	$197,677	$(340,189)	$157,949

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$11	$—	$—	$—	$5,752	$—	$5,763
Accrued participations and residuals	—	—	—	—	1,394	—	1,394
Accrued expenses and other current liabilities	1,132	287	24	267	4,060	—	5,770
Current portion of long-term debt	589	1,733	—	202	181	—	2,705
Total current liabilities	1,732	2,020	24	469	11,387	—	15,632
Long-term debt, less current portion	21,345	2,216	1,762	112	9,645	—	35,080
Deferred income taxes	—	—	—	734	29,595	(517)	29,812
Other noncurrent liabilities	1,824	—	—	—	11,765	(143)	13,446
Redeemable noncontrolling interests	—	—	—	—	16,158	—	16,158
Equity:
Common stock	31	—	—	—	—	—	31
Other shareholders’ equity	47,445	89,818	46,170	84,759	118,782	(339,529)	47,445
Total Comcast Corporation shareholders’ equity	47,476	89,818	46,170	84,759	118,782	(339,529)	47,476
Noncontrolling interests	—	—	—	—	345	—	345
Total equity	47,476	89,818	46,170	84,759	119,127	(339,529)	47,821
Total liabilities and equity	$72,377	$94,054	$47,956	$86,074	$197,677	$(340,189)	$157,949

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,620	$—	$1,620
Receivables, net	—	—	—	—	4,351	—	4,351
Programming rights	—	—	—	—	987	—	987
Other current assets	235	8	3	—	1,369	—	1,615
Total current assets	235	8	3	—	8,327	—	8,573
Film and television costs	—	—	—	—	5,227	—	5,227
Investments	—	—	—	—	9,854	—	9,854
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,222	89,568	45,725	88,336	36,949	(331,800)	—
Property and equipment, net	262	—	—	—	27,297	—	27,559
Franchise rights	—	—	—	—	59,376	—	59,376
Goodwill	—	—	—	—	26,874	—	26,874
Other intangible assets, net	9	—	—	—	18,156	—	18,165
Other noncurrent assets, net	912	30	5	148	1,761	(666)	2,190
Total assets	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$10	$—	$—	$—	$5,695	$—	$5,705
Accrued participations and residuals	—	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	1,030	189	77	272	3,346	—	4,914
Current portion of long-term debt	26	—	554	202	585	—	1,367
Total current liabilities	1,066	189	631	474	10,881	—	13,241
Long-term debt, less current portion	22,451	3,953	1,764	111	9,663	—	37,942
Deferred income taxes	—	—	—	727	29,728	(523)	29,932
Other noncurrent liabilities	1,849	—	—	—	11,328	(143)	13,034
Redeemable noncontrolling interests	—	—	—	—	16,014	—	16,014
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	47,242	85,464	43,338	87,172	115,826	(331,800)	47,242
Total Comcast Corporation shareholders’ equity	47,274	85,464	43,338	87,172	115,826	(331,800)	47,274
Noncontrolling interests	—	—	—	—	381	—	381
Total equity	47,274	85,464	43,338	87,172	116,207	(331,800)	47,655
Total liabilities and equity	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$14,878	$—	$14,878
Management fee revenue	204	200	125	—	—	(529)	—
	204	200	125	—	14,878	(529)	14,878
Costs and Expenses:
Operating costs and expenses	92	200	125	—	10,302	(529)	10,190
Depreciation	7	—	—	—	1,522	—	1,529
Amortization	1	—	—	—	400	—	401
	100	200	125	—	12,224	(529)	12,120
Operating income (loss)	104	—	—	—	2,654	—	2,758
Other Income (Expense):
Interest expense	(367)	(82)	(36)	(8)	(147)	—	(640)
Investment income (loss), net	1	—	—	—	91	—	92
Equity in net income (losses) of investees, net	1,394	1,543	1,049	1,504	3	(5,490)	3
Other income (expense), net	—	—	—	—	(16)	—	(16)
	1,028	1,461	1,013	1,496	(69)	(5,490)	(561)
Income (loss) before income taxes	1,132	1,461	1,013	1,496	2,585	(5,490)	2,197
Income tax (expense) benefit	92	29	13	3	(887)	—	(750)
Net income (loss)	1,224	1,490	1,026	1,499	1,698	(5,490)	1,447
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(223)	—	(223)
Net income (loss) attributable to Comcast Corporation	$1,224	$1,490	$1,026	$1,499	$1,475	$(5,490)	$1,224
Comprehensive income attributable to Comcast Corporation	$1,227	$1,492	$1,026	$1,499	$1,474	$(5,490)	$1,228

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$12,128	$—	$12,128
Management fee revenue	198	185	115	—	—	(498)	—
	198	185	115	—	12,128	(498)	12,128
Costs and Expenses:
Operating costs and expenses	148	185	115	5	8,107	(498)	8,062
Depreciation	7	—	—	—	1,479	—	1,486
Amortization	1	—	—	—	355	—	356
	156	185	115	5	9,941	(498)	9,904
Operating income (loss)	42	—	—	(5)	2,187	—	2,224
Other Income (Expense):
Interest expense	(361)	(91)	(43)	(8)	(102)	—	(605)
Investment income (loss), net	1	—	—	4	84	—	89
Equity in net income (losses) of investees, net	1,161	1,323	794	1,292	(37)	(4,570)	(37)
Other income (expense), net	(17)	—	—	1	(20)	—	(36)
	784	1,232	751	1,289	(75)	(4,570)	(589)
Income (loss) before income taxes	826	1,232	751	1,284	2,112	(4,570)	1,635
Income tax (expense) benefit	117	32	15	3	(763)	—	(596)
Net income (loss)	943	1,264	766	1,287	1,349	(4,570)	1,039
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(96)	—	(96)
Net income (loss) attributable to Comcast Corporation	$943	$1,264	$766	$1,287	$1,253	$(4,570)	$943
Comprehensive income attributable to Comcast Corporation	$941	$1,266	$766	$1,287	$1,255	$(4,570)	$945

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(242)	$53	$(77)	$(9)	$4,668	$—	$4,393
Investing Activities:
Net transactions with affiliates	1,639	(53)	630	9	(2,225)	—	—
Capital expenditures	(2)	—	—	—	(1,172)	—	(1,174)
Cash paid for intangible assets	(1)	—	—	—	(183)	—	(184)
Proceeds from sales of businesses and investments	—	—	—	—	35	—	35
Purchases of investments	—	—	—	—	(62)	—	(62)
Other	—	—	—	—	36	—	36
Net cash provided by (used in) investing activities	1,636	(53)	630	9	(3,571)	—	(1,349)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	(407)	—	(407)
Repurchases and repayments of debt	(563)	—	(553)	—	(9)	—	(1,125)
Repurchases and retirements of common stock	(750)	—	—	—	—	—	(750)
Dividends paid	(304)	—	—	—	—	—	(304)
Issuances of common stock	150	—	—	—	—	—	150
Distributions to noncontrolling interests	—	—	—	—	(58)	—	(58)
Other	73	—	—	—	(36)	—	37
Net cash provided by (used in) financing activities	(1,394)	—	(553)	—	(510)	—	(2,457)
Increase (decrease) in cash and cash equivalents	—	—	—	—	587	—	587
Cash and cash equivalents, beginning of period	—	—	—	—	1,620	—	1,620
Cash and cash equivalents, end of period	$—	$—	$—	$—	$2,207	$—	$2,207

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(210)	$24	$(75)	$(15)	$3,744	$—	$3,468
Investing Activities:
Net transactions with affiliates	(102)	976	75	15	(964)	—	—
Capital expenditures	(2)	—	—	—	(1,104)	—	(1,106)
Cash paid for intangible assets	—	—	—	—	(123)	—	(123)
Acquisitions, net of cash acquired	—	—	—	—	(5,658)	—	(5,658)
Proceeds from sales of businesses and investments	—	—	—	—	18	—	18
Purchases of investments	—	—	—	—	(16)	—	(16)
Other	—	—	—	—	(2)	—	(2)
Net cash provided by (used in) investing activities	(104)	976	75	15	(7,849)	—	(6,887)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	1,688	—	—	—	(11)	—	1,677
Repurchases and repayments of debt	(750)	(1,000)	—	—	(9)	—	(1,759)
Repurchases and retirements of common stock	(525)	—	—	—	—	—	(525)
Dividends paid	(261)	—	—	—	—	—	(261)
Issuances of common stock	129	—	—	—	—	—	129
Distributions to noncontrolling interests	—	—	—	—	(46)	—	(46)
Other	33	—	—	—	9	—	42
Net cash provided by (used in) financing activities	314	(1,000)	—	—	(57)	—	(743)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,162)	—	(4,162)
Cash and cash equivalents, beginning of period	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,822	$—	$1,822

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of entertainment, information and communication products and services. On January 28, 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBC Universal, Inc. (“NBCUniversal”), and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“Universal Orlando”) that we did not already own. We report our operations as the following five reportable business segments.

Cable Communications

We are one of the nation’s leading providers of video, high-speed Internet and voice services to residential and business customers. As of March 31, 2012, our cable systems served 22.3 million video customers, 18.6 million high-speed Internet customers and 9.5 million voice customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the three months ended March 31, 2012, our Cable Communications segment generated 64% of our consolidated revenue and over 80% of our operating income (loss) before depreciation and amortization.

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

Cable Networks

Our Cable Networks segment consists primarily of our national cable networks, which provide entertainment, news and information, and sports programming, our regional sports and news networks, our international cable networks, our cable television production studio, and our related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing and sale of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising and the licensing and sale of our owned programming.

Filmed Entertainment

Our Filmed Entertainment segment consists of the operations of Universal Pictures, including Focus Features, which produces, acquires, markets and distributes filmed entertainment worldwide in various media formats for theatrical, home entertainment, television and other distribution platforms. We also develop, produce and license stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide theatrical release of our owned and acquired films, content licensing and home entertainment.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees related to intellectual property licenses and other services from third parties that own and operate Universal Studios Japan and Universal Studios Singapore. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending, as well as from licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverage and merchandise.

Other

Our other business interests primarily include Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center, a large, multipurpose arena in Philadelphia. Comcast Spectacor also owns Global Spectrum, which provides facilities management services, and Ovations Food Services, which provides food services for sporting events, concerts and other events.

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2012	2011
Revenue	$14,878	$12,128	22.7%
Costs and Expenses:
Operating costs and expenses	10,190	8,062	26.4
Depreciation	1,529	1,486	2.9
Amortization	401	356	12.3
Operating income	2,758	2,224	24.0
Other income (expense) items, net	(561)	(589)	(4.8)
Income before income taxes	2,197	1,635	34.4
Income tax expense	(750)	(596)	26.0
Net income	1,447	1,039	39.3
Net (income) loss attributable to noncontrolling interests	(223)	(96)	134.4
Net income attributable to Comcast Corporation	$1,224	$943	29.7%

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

We also incurred significant transaction costs directly related to the NBCUniversal transaction during the three months ended March 31, 2011. Incremental expenses were primarily related to legal, accounting and valuation services and investment banking fees. In addition, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges. Total transaction-related expenses incurred during the three months ended March 31, 2011 were $123 million.

For a more complete discussion of the NBCUniversal and Universal Orlando transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and Super Bowl games. During the three months ended March 31, 2012, we broadcast the 2012 Super Bowl. Our advertising revenue increased as a result of increased demand for advertising time and our operating costs and expenses also increased as a result of our production costs and amortization of the related rights fees.

Consolidated Revenue

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increase in consolidated revenue for the three months ended March 31, 2012. The remaining changes in consolidated revenue related to our other business activities, primarily Comcast Spectacor. Revenue for our Cable Communications and NBCUniversal segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increase in consolidated operating costs and expenses for the three months ended March 31, 2012. The remaining changes in consolidated operating costs and expenses related to our other business activities, primarily Comcast Spectacor. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation and amortization increased for the three months ended March 31, 2012 primarily due to the NBCUniversal and Universal Orlando transactions.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), in Note 15 to our condensed consolidated financial statements. This measure should not be considered a substitute for operating income (loss), net income attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Communications Segment—Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue
Residential:
Video	$4,969	$4,891	$78	1.6%
High-speed Internet	2,323	2,106	217	10.3
Voice	878	860	18	2.0
Business services	541	394	147	37.0
Advertising	476	455	21	4.8
Other	412	378	34	8.9
Total revenue	9,599	9,084	515	5.7
Operating costs and expenses
Programming	2,076	1,969	107	5.5
Technical labor	588	593	(5)	(0.9)
Customer service	494	469	25	5.2
Marketing	630	564	66	11.7
Other	1,856	1,740	116	6.6
Total operating costs and expenses	5,644	5,335	309	5.8
Operating income before depreciation and amortization	$3,955	$3,749	$206	5.5%

Customer Metrics

	Total Customers		Net Additional Customers
			Three Months Ended
(in thousands)	March 31, 2012	March 31, 2011	March 31, 2012
Video customers	22,294	22,751	(37)
High-speed Internet customers	18,582	17,403	439
Voice customers	9,506	8,870	164

Customer data include residential and business customers.

Cable Communications Segment—Revenue

Our average monthly total revenue per video customer for the three months ended March 31, 2012 increased to $143 from $133 for the three months ended March 31, 2011. The increase in average monthly total revenue per video customer was primarily due to increases in the number of residential customers receiving multiple services, rate adjustments, higher contributions from business services and declines in the total number of video customers.

Video

Our video revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to rate adjustments, offset by declines in the number of residential video customers. For the three months ended March 31, 2012, the number of video customers decreased primarily due to competitive pressures in our service areas. We expect further declines in the number of residential video customers during the remainder of 2012. As of March 31, 2012, 54% of our digital video customers subscribed to at least one of our high-definition television (“HDTV”) and digital video recorder (“DVR”) services.

High-Speed Internet

Our high-speed Internet revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in the number of residential customers, rate adjustments and additional customers receiving higher levels of service.

Voice

Our voice revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in the number of residential customers.

Business Services

Our business services revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in the number of customers.

Advertising

Our advertising revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to improvements in the local advertising market.

Other

Our other revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase in franchise and other regulatory fees.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in rates and additional programming options offered to our customers. Technical labor expenses remained relatively flat for the three months ended March 31, 2012 compared to the same period in 2011. Customer service expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase in personnel costs associated with higher levels of customer service activity. Marketing expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in sales employees and media spending for residential and business services. Other operating costs and expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to an increase in activity related to business services and an increase in franchise and other regulatory fees.

NBCUniversal Segments Overview

The discussion below compares the NBCUniversal segments’ actual results for the three months ended March 31, 2012 to pro forma combined results for the three months ended March 31, 2011. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments for 2011 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of these segments for the current period. Our pro forma amounts presented in the tables below include adjustments as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010. Our pro forma data was also adjusted for the effects of acquisition accounting and the elimination of costs and expenses directly related to the transactions but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses or Universal Orlando since January 1, 2010, nor of our future results.

The operating results of the NBCUniversal segments for the three months ended March 31, 2012 and 2011 are presented in the table below.

	2012	2011
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Three Months Ended March 31	Three Months Ended March 31	NBCUniversal Businesses	Three Months Ended March 31	$	%
Revenue
Cable Networks	$2,138	$1,632	$388	$2,020	$118	5.8%
Broadcast Television	1,851	888	464	1,352	499	36.9
Filmed Entertainment	1,192	622	353	975	217	22.3
Theme Parks	412	275	115	390	22	5.7
Headquarters, other and eliminations	(121)	(274)	176	(98)	(23)	(23.4)
Total revenue	$5,472	$3,143	$1,496	$4,639	$833	18.0%
Operating Income Before Depreciation and Amortization
Cable Networks	$805	$665	$152	$817	$(12)	(1.4)%
Broadcast Television	(10)	35	(15)	20	(30)	(149.4)
Filmed Entertainment	6	(143)	(3)	(146)	152	104.3
Theme Parks	157	97	37	134	23	17.1
Headquarters, other and eliminations	(145)	(196)	(24)	(220)	75	33.6
Total operating income before depreciation and amortization	$813	$458	$147	$605	$208	34.3%

(a)

Actual amounts include the results of operations of the businesses we contributed to NBCUniversal for the three months ended March 31, 2012 and 2011, as well as the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the three months ended March 31, 2012 and for the period January 29, 2011 through March 31, 2011. Headquarters, other and eliminations includes the elimination of the results of operations for Universal Orlando for the period January 29, 2011 through March 31, 2011 in order to reconcile to our condensed consolidated financial statements because Universal Orlando was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Cable Networks Segment—Actual and Pro Forma Results of Operations

	2012	2011
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined	Increase/ (Decrease)
	Three Months Ended	Three Months Ended	NBCUniversal	Three Months Ended
(in millions)	March 31	March 31	Businesses	March 31	$	%
Revenue
Distribution	$1,143	$913	$188	$1,101	$42	3.8%
Advertising	814	607	162	769	45	5.9
Other	181	112	38	150	31	20.5
Total revenue	2,138	1,632	388	2,020	118	5.8
Operating costs and expenses	1,333	967	236	1,203	130	10.7
Operating income before depreciation and amortization	$805	$665	$152	$817	$(12)	(1.4)%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the three months ended March 31, 2012 and 2011, and the results of operations for the NBCUniversal acquired businesses for the three months ended March 31, 2012 and for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction.

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 due to increases in distribution, advertising and other revenue. The increase in distribution revenue was primarily due to rate increases, and the increase in advertising revenue was primarily due to an increase in the price of advertising units sold. Other revenue increased primarily due to an increase in the licensing of our owned content from our cable production studio.

For the three months ended March 31, 2012 and 2011, 13% and 14%, respectively, of our total Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher programming and production expenses, including an increase in rights costs associated with additional NBA games in the current period compared to the prior year period, resulting from the condensed NBA schedule following the lockout at the beginning of the 2011-12 season.

Broadcast Television Segment—Actual and Pro Forma Results of Operations

	2012	2011
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Three Months Ended March 31	For the Period January 29 through March 31	NBCUniversal Businesses	Three Months Ended March 31	$	%
Revenue
Advertising	$1,266	$595	$315	$910	$356	39.2%
Content licensing	457	219	111	330	127	38.5
Other	128	74	38	112	16	13.2
Total revenue	1,851	888	464	1,352	499	36.9
Operating costs and expenses	1,861	853	479	1,332	529	39.6
Operating income (loss) before depreciation and amortization	$(10)	$35	$(15)	$20	$(30)	(149.4)%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended March 31, 2012 and for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Broadcast Television Segment—Revenue

Our Broadcast Television revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in both advertising and content licensing revenue. The increase in advertising revenue was primarily due to $259 million associated with the broadcast of the 2012 Super Bowl, as well as increases in the price of advertising units sold and increases in our primetime ratings. The increase in content licensing revenue was primarily due to content made available under licensing agreements that were not in effect in the prior year period.

Broadcast Television Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher programming and production expenses associated with our broadcast of the 2012 Super Bowl. We also incurred higher programming, production and advertising costs associated with our mid-season primetime schedule.

Filmed Entertainment Segment—Actual and Pro Forma Results of Operations

	2012	2011
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Three Months Ended March 31	For the Period January 29 through March 31	NBCUniversal Businesses	Three Months Ended March 31	$	%
Revenue
Theatrical	$301	$119	$58	$177	$124	70.1%
Content licensing	401	218	171	389	12	3.1
Home entertainment	380	207	96	303	77	25.3
Other	110	78	28	106	4	4.4
Total revenue	1,192	622	353	975	217	22.3
Operating costs and expenses	1,186	765	356	1,121	65	5.8
Operating income (loss) before depreciation and amortization	$6	$(143)	$(3)	$(146)	$152	104.3%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended March 31, 2012 and for the period January 29, 2011 through March 31, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in theatrical and home entertainment revenue. The increase in theatrical revenue was primarily due to the release of Dr. Seuss’ The Lorax and Safe House. The increase in home entertainment revenue was primarily due to an increase in the number of titles released, which included Hop and Tower Heist.

Filmed Entertainment Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to higher amortization of film costs resulting from the corresponding increase in theatrical revenue.

Theme Parks Segment—Actual and Pro Forma Results of Operations

	2012	2011
	Actual(a)	Actual(a)	Pro Forma(b)	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Three Months Ended March 31	For the Period January 29 through March 31	NBCUniversal Businesses	Three Months Ended March 31	$	%
Revenue	$412	$275	$115	$390	$22	5.7%
Operating costs and expenses	255	178	78	256	(1)	(0.3)
Operating income before depreciation and amortization	$157	$97	$37	$134	$23	17.1%

(a)

Actual amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the three months ended March 31, 2012 and for the period January 29, 2011 through March 31, 2011. The results of operations for Universal Orlando for the period January 29, 2011 through March 31, 2011 are included in our segment results but are not included in our consolidated results because Universal Orlando was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Theme Parks Segment—Revenue

Our Theme Parks segment revenue increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to increases in per capita spending and international guest attendance at our Universal theme parks.

Theme Parks Segment—Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses remained relatively flat for the three months ended March 31, 2012 compared to the same period in 2011.

Headquarters, Other and Eliminations

Headquarters and other operating costs and expenses decreased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to transaction-related costs associated with the NBCUniversal transaction, including severance and other compensation-related costs, included in the prior year period.

Eliminations include the results of operations for Universal Orlando for the period January 29, 2011 through March 31, 2011. Our Theme Parks segment includes the results of operations of Universal Orlando for this period because these amounts reflect our segment performance measure. These amounts are not included when we measure total NBCUniversal and our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the period January 29, 2011 through March 31, 2011.

Consolidated Other Income (Expense) Items

	Three Months Ended March 31
(in millions)	2012	2011
Interest expense	$(640)	$(605)
Investment income (loss), net	92	89
Equity in net income (losses) of investees, net	3	(37)
Other income (expense), net	(16)	(36)
Total	$(561)	$(589)

Interest Expense

Interest expense increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to interest expense related to NBCUniversal and Universal Orlando.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2012 and 2011 are presented in a table in Note 4 to our condensed consolidated financial statements.

Consolidated Income Tax Expense

Income tax expense for the three months ended March 31, 2012 and 2011 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, interest on uncertain tax positions, the partnership structure of NBCUniversal and foreign income taxes. We expect our 2012 annual effective tax rate to be in the range of 35% to 40%.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

Net (income) loss attributable to noncontrolling interests increased for the three months ended March 31, 2012 compared to the same period in 2011 primarily due to the increase in GE’s allocated share of the earnings of NBCUniversal.

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

We anticipate that we will continue to use a substantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities, and to return capital to shareholders. The cash flows generated from our Cable Communications segment and other businesses are used to invest in their respective core businesses and return capital to shareholders. The cash flows generated from NBCUniversal are used to invest in its core businesses and to fund potential future redemptions of GE’s noncontrolling interest in NBCUniversal.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2012	2011
Operating income	$2,758	$2,224
Depreciation and amortization	1,930	1,842
Operating income before depreciation and amortization	4,688	4,066
Noncash share-based compensation	89	84
Changes in operating assets and liabilities	346	7
Cash basis operating income	5,123	4,157
Payments of interest	(614)	(657)
Payments of income taxes	(118)	(74)
Proceeds from interest, dividends and other nonoperating items	2	42
Net cash provided by operating activities	$4,393	$3,468

The changes in operating assets and liabilities for the three months ended March 31, 2012 compared to the same period in 2011 primarily relate to the timing of payments of operating items, including payroll and participations and residuals, and a decrease in film and television costs.

The decrease in interest payments for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to the repayment of certain of our debt obligations.

The increase in income tax payments for the three months ended March 31, 2012 compared to the same period in 2011 was primarily due to federal tax payments made in 2012 that related to 2011.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2012 consisted primarily of capital expenditures and cash paid for intangible assets.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2012 consisted primarily of repayments of debt, repurchases of our common stock, repayments of our short-term borrowings and dividend payments.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements. As of March 31, 2012, $6.5 billion was available under Comcast’s and Comcast Cable Communications’ revolving credit facilities and $1.3 billion was available under NBCUniversal’s revolving credit facility.

Share Repurchases and Dividends

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization that does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions. During the three months ended March 31, 2012, we repurchased 26 million shares of our Class A Special common stock for $750 million.

In February 2012, our Board of Directors approved an increase to our dividend of 44% to $0.65 per share on an annualized basis and approved our first quarter dividend of $0.1625 per share, totaling $439 million, which was paid in April 2012. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Critical Accounting Judgments and Estimates

The preparation of our condensed consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2011 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2011 Annual Report on Form 10-K and there have been no significant changes to this information.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 14 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

ITEM  1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K.

ITEM  2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our Class A Special common stock repurchases under our Board-authorized share repurchase program during the three months ended March 31, 2012.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
January 1-31, 2012	225,890	$24.95	—	$—	$6,500,000,000
February 1-29, 2012	7,044	$28.39	—	$—	$6,500,000,000
March 1-31, 2012	25,903,672	$28.95	25,903,672	$750,000,000	$5,750,000,000
Total	26,136,606	$28.92	25,903,672	$750,000,000	$5,750,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization that does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions.

The total number of Class A Special common stock shares repurchased during the three months ended March 31, 2012 includes 232,934 shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2012, filed with the Securities and Exchange Commission on May 2, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By: /s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: May 2, 2012