Form 10-Q
period 2012-06-30
COMCAST CORP
filed 2012-08-01
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

Yes ☐ No ☒

As of June 30, 2012, there were 2,114,859,096 shares of our Class A common stock, 551,522,669 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2012. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

You should carefully review the information contained in this Quarterly Report and particularly consider any risk factors set forth in this Quarterly Report and in other reports or documents that we file from time to time with the SEC. In this Quarterly Report, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of those words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should specifically consider various factors, including the risks outlined below and in other reports we file with the SEC. Actual events or our actual results may differ materially from any of our forward-looking statements. We undertake no obligation to update any forward-looking statements.

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$2,101	$1,620
Investments	2,231	54
Receivables, net	4,387	4,351
Programming rights	1,114	987
Other current assets	1,521	1,561
Total current assets	11,354	8,573
Film and television costs	5,120	5,227
Investments	8,018	9,854
Property and equipment, net of accumulated depreciation of $37,980 and $36,528	26,891	27,559
Franchise rights	59,364	59,376
Goodwill	27,010	26,874
Other intangible assets, net of accumulated amortization of $7,325 and $6,665	17,786	18,165
Other noncurrent assets, net	2,145	2,190
Total assets	$157,688	$157,818

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,730	$5,705
Accrued participations and residuals	1,300	1,255
Deferred revenue	1,027	790
Accrued expenses and other current liabilities	4,731	4,124
Current portion of long-term debt	2,954	1,367
Total current liabilities	15,742	13,241
Long-term debt, less current portion	34,175	37,942
Deferred income taxes	29,881	29,932
Other noncurrent liabilities	13,432	13,034
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	16,279	16,014
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,480,319,846 and 2,460,937,253; outstanding, 2,114,859,096 and 2,095,476,503	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 622,457,433 and 671,947,577; outstanding, 551,522,669 and 601,012,813	6	7
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,761	40,940
Retained earnings	14,626	13,971
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(170)	(152)
Total Comcast Corporation shareholders’ equity	47,731	47,274
Noncontrolling interests	448	381
Total equity	48,179	47,655
Total liabilities and equity	$157,688	$157,818

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2012	2011	2012	2011
Revenue	$15,211	$14,333	$30,089	$26,461
Costs and Expenses:
Operating costs and expenses	10,207	9,532	20,397	17,594
Depreciation	1,516	1,478	3,045	2,964
Amortization	409	385	810	741
	12,132	11,395	24,252	21,299
Operating income	3,079	2,938	5,837	5,162
Other Income (Expense):
Interest expense	(625)	(621)	(1,265)	(1,226)
Investment income (loss), net	8	61	100	150
Equity in net income (losses) of investees, net	29	37	32	—
Other income (expense), net	(47)	(34)	(63)	(70)
	(635)	(557)	(1,196)	(1,146)
Income before income taxes	2,444	2,381	4,641	4,016
Income tax expense	(811)	(1,014)	(1,561)	(1,610)
Net income	1,633	1,367	3,080	2,406
Net (income) loss attributable to noncontrolling interests	(285)	(345)	(508)	(441)
Net income attributable to Comcast Corporation	$1,348	$1,022	$2,572	$1,965

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.50	$0.37	$0.95	$0.71
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.50	$0.37	$0.94	$0.70
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1625	$0.1125	$0.325	$0.225

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Net income	$1,633	$1,367	$3,080	$2,406
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $—, $— and $(3)	—	—	—	5
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $20, $4, $9 and $(2)	(35)	(9)	(15)	2
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $1, $— and $5	—	(2)	—	(9)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(10), $(1), $(1) and $6	17	2	1	(10)
Employee benefit obligations, net of deferred taxes of $1, $1, $1 and $(1)	(3)	(4)	(5)	(1)
Currency translation adjustments, net of deferred taxes of $2, $—, $2 and $—	(9)	3	(7)	7
Comprehensive income	1,603	1,357	3,054	2,400
Net (income) loss attributable to noncontrolling interests	(285)	(345)	(508)	(441)
Other comprehensive (income) loss attributable to noncontrolling interests	8	2	8	—
Comprehensive income attributable to Comcast Corporation	$1,326	$1,014	$2,554	$1,959

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2012	2011
Net cash provided by (used in) operating activities	$7,815	$6,956
Investing Activities
Capital expenditures	(2,461)	(2,377)
Cash paid for intangible assets	(414)	(296)
Acquisitions, net of cash acquired	—	(5,660)
Proceeds from sales of businesses and investments	64	116
Purchases of investments	(108)	(46)
Other	90	(23)
Net cash provided by (used in) investing activities	(2,829)	(8,286)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(554)	741
Repurchases and repayments of debt	(1,692)	(1,764)
Repurchases and retirements of common stock	(1,500)	(1,050)
Dividends paid	(741)	(572)
Issuances of common stock	184	206
Distributions to noncontrolling interests	(233)	(175)
Other	31	(43)
Net cash provided by (used in) financing activities	(4,505)	(2,657)
Increase (decrease) in cash and cash equivalents	481	(3,987)
Cash and cash equivalents, beginning of period	1,620	5,984
Cash and cash equivalents, end of period	$2,101	$1,997

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2011	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434
Stock compensation plans		1			310	(35)				276
Repurchase and retirement of common stock			(1)		(514)	(535)				(1,050)
Employee stock purchase plan					33					33
Dividends declared						(621)				(621)
Other comprehensive income (loss)								(6)		(6)
NBCUniversal transaction	15,166				1,692				188	1,880
Contributions from (distributions to) noncontrolling interests, net	(162)								(85)	(85)
Net income (loss)	362					1,965			79	2,044
Balance, June 30, 2011	$15,509	$25	$7	$—	$41,301	$12,932	$(7,517)	$(105)	$262	$46,905
Balance, January 1, 2012	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655
Stock compensation plans					361	(127)				234
Repurchase and retirement of common stock			(1)		(583)	(916)				(1,500)
Employee stock purchase plan					41					41
Dividends declared						(874)				(874)
Other comprehensive income (loss)	(8)							(18)		(18)
Contributions from (distributions to) noncontrolling interests, net	(132)								(85)	(85)
Other	(44)				2				93	95
Net income (loss)	449					2,572			59	2,631
Balance, June 30, 2012	$16,279	$25	$6	$—	$40,761	$14,626	$(7,517)	$(170)	$448	$48,179

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

On January 28, 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)), and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal City Development Partners, Ltd. (“Universal Orlando”) that we did not already own. NBCUniversal’s and Universal Orlando’s results of operations have been consolidated with our results following their respective acquisition dates. For a more complete discussion of the NBCUniversal and Universal Orlando transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

Reclassifications have been made to the condensed consolidated financial statements for the prior year to conform to classifications used in the current period.

Note 2: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended June 30
	2012			2011
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,348	2,687	$0.50	$1,022	2,759	$0.37
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		30			30
Diluted EPS attributable to Comcast Corporation shareholders	$1,348	2,717	$0.50	$1,022	2,789	$0.37

	Six Months Ended June 30
	2012			2011
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,572	2,697	$0.95	$1,965	2,765	$0.71
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		36			34
Diluted EPS attributable to Comcast Corporation shareholders	$2,572	2,733	$0.94	$1,965	2,799	$0.70

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) for the three and six months ended June 30, 2012 excludes 44 million and 35 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and six months ended June 30, 2011, diluted EPS excluded 52 million and 43 million, respectively, of potential common shares.

Note 3: Film and Television Costs

(in millions)	June 30, 2012	December 31, 2011
Film Costs:
Released, less amortization	$1,649	$1,428
Completed, not released	131	148
In production and in development	1,053	1,374
	2,833	2,950
Television Costs:
Released, less amortization	1,025	1,002
In production and in development	183	201
	1,208	1,203
Programming rights, less amortization	2,193	2,061
	6,234	6,214
Less: Current portion of programming rights	1,114	987
Film and television costs	$5,120	$5,227

Note 4: Investments

(in millions)	June 30, 2012	December 31, 2011
Fair value method	$3,514	$3,028
Equity Method:
A&E Television Networks	2,006	2,021
SpectrumCo	1,414	1,417
The Weather Channel	465	463
MSNBC.com	176	174
Clearwire LLC	—	69
Other	652	736
	4,713	4,880
Cost Method:
AirTouch	1,530	1,523
Other	492	477
	2,022	2,000
Total investments	10,249	9,908
Less: Current investments	2,231	54
Noncurrent investments	$8,018	$9,854

Fair Value Method

As of June 30, 2012, we held as collateral $3.5 billion of fair value method equity securities related to our obligations under prepaid forward sale agreements. As of June 30, 2012, our prepaid forward sale obligations were recorded at $2.9 billion within other current and noncurrent liabilities in our condensed consolidated balance sheet and had an estimated fair value of approximately $3.0 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Equity Method

On March 26, 2012, NBCUniversal exercised an option that required A&E Television Networks LLC (“A&E Television Networks”) to redeem a substantial portion of NBCUniversal’s equity interest in A&E Television Networks. On July 9, 2012, NBCUniversal entered into a redemption agreement with A&E Television Networks whereby A&E Television Networks agreed to redeem NBCUniversal’s entire 15.8% equity interest for $3 billion. The redemption price will be paid solely in cash, although in certain limited circumstances, it would be paid in cash and in the form of a senior note issued by A&E Television Networks. Under the terms of the redemption agreement, NBCUniversal is no longer required to provide a last dollar guarantee of indebtedness that A&E Television Networks may incur to finance the purchase of NBCUniversal’s equity interest. As of June 30, 2012, we have classified NBCUniversal’s equity interest as a current investment in our condensed consolidated balance sheet. We expect the transaction to close during the second half of 2012, and we expect to recognize a pretax gain on the sale of NBCUniversal’s equity interest of approximately $1 billion when the transaction closes.

On July 13, 2012, NBCUniversal acquired the remaining 50% equity interest in MSNBC Interactive News, LLC and other related entities (“MSNBC.com”) that it did not already own. MSNBC.com is now a wholly owned consolidated subsidiary of NBCUniversal and its results of operations will be reported in our Cable Networks segment following the date of acquisition.

Cost Method

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of June 30, 2012, the estimated fair value of the AirTouch preferred stock and the associated liability related to redeemable preferred shares issued by one of our consolidated subsidiaries was approximately $1.9 billion. The estimated fair values are primarily based on Level 2 inputs using pricing models whose inputs are derived from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Components of Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Gains on sales and exchanges of investments, net	$20	$7	$27	$21
Investment impairment losses	(9)	(3)	(21)	(3)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	(28)	226	488	535
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	20	(186)	(450)	(447)
Interest and dividend income	28	26	57	52
Other, net	(23)	(9)	(1)	(8)
Investment income (loss), net	$8	$61	$100	$150

Note 5: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2011	$12,208	$12,744	$772	$1	$1,140	$9	$26,874
Acquisitions	—	219	—	—	—	—	219
Dispositions	(1)	—	—	—	—	—	(1)
Adjustments	—	(11)	(10)	—	(61)	—	(82)
Balance, June 30, 2012	$12,207	$12,952	$762	$1	$1,079	$9	$27,010

The change in goodwill in our Cable Networks segment primarily relates to the acquisition in May 2012 of a controlling interest in a previously held equity method investment based in Brazil, which we now consolidate. The preliminary allocation of purchase price, including the change in goodwill, is not yet final and is subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analysis, but no later than May 2013.

Note 6: Long-Term Debt

As of June 30, 2012, our debt had an estimated fair value of $43.2 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Repayments and Redemptions

In February 2012, we redeemed $563 million principal amount of the $1.1 billion aggregate principal amount outstanding of our 7% senior notes due 2055 and repaid at maturity $553 million principal amount of our 9.8% senior notes due 2012. In April 2012, we redeemed the remaining $563 million principal amount of our 7% senior notes due 2055.

In July 2012, we repaid $202 million principal amount of our 10.625% senior subordinated debentures due 2012 and redeemed $575 million principal amount of our 6.625% senior notes due 2056. The carrying amount of these senior subordinated debentures and senior notes was recorded in the current portion of long-term debt in our condensed consolidated balance sheet as of June 30, 2012.

In July 2012, we issued $1 billion aggregate principal amount of 3.125% senior notes due 2022 and $1.25 billion aggregate principal amount of 4.650% senior notes due 2042. A portion of the proceeds from this offering was used to fund the repayment of the 10.625% senior subordinated debentures and the redemption of the 6.625% senior notes in July 2012.

Commercial Paper Program

During the six months ended June 30, 2012, net repayments of commercial paper by NBCUniversal were $550 million.

Revolving Credit Facility

In June 2012, Comcast and Comcast Cable Communications, LLC entered into a new $6.25 billion revolving credit facility due June 2017 that may be used for general corporate purposes with a syndicate of banks. The new revolving credit facility replaces our prior $6.8 billion revolving credit facility, which was terminated in connection with the execution of the new revolving credit facility. The interest rate on the new facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2012, the borrowing margin for borrowings based on the London Interbank Offered Rate (“LIBOR”) was 1.125%. The terms of the new revolving credit facility’s financial covenants and guarantees are substantially the same as those under the prior revolving credit facility. As of June 30, 2012, amounts available under the new facility totaled $5.8 billion.

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

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of June 30, 2012, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

During the three and six months ended June 30, 2012, there were no significant changes in the composition of any of our derivative financial instruments or their classification in our condensed consolidated balance sheet. In addition, the impact of our derivative financial instruments on our condensed consolidated financial statements was not material for the three and six months ended June 30, 2012 and 2011.

See Note 8 for additional information on the fair value of our derivative financial instruments as of June 30, 2012 and December 31, 2011.

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

Recurring Fair Value Measures

	Fair Value as of
	June 30, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$3,381	$—	$—	$3,381	$2,895
Interest rate swap agreements	—	235	—	235	246
Available-for-sale securities	92	18	21	131	131
Foreign exchange contracts	—	14	—	14	10
Equity warrants	—	—	2	2	2
Total	$3,473	$267	$23	$3,763	$3,284

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$1,683	$—	$1,683	$1,234
Contractual obligations	—	—	984	984	1,004
Contingent consideration	—	—	598	598	583
Cross-currency swap agreements	—	90	—	90	69
Foreign exchange contracts	—	8	—	8	8
Total	$—	$1,781	$1,582	$3,363	$2,898

The fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable input we use is our estimate of the future revenue we expect to generate from certain NBCUniversal entities that is related to our contractual obligations and future payments to GE that are related to contingent consideration. The discount rates used in the measurements of fair value were between 5.6% and 13.0% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. Fair value adjustments to these liabilities are recorded in other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2011	$1,004	$583
Acquisition accounting adjustments	(20)	—
Fair value adjustments	41	41
Payments	(41)	(26)
Balance, June 30, 2012	$984	$598

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

	Six Months Ended June 30
(in millions)	2012	2011
Net income attributable to Comcast Corporation	$2,572	$1,965
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the issuance of noncontrolling equity interest	—	1,692
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	2	—
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$2,574	$3,657

Note 10: Pension Plans and Postretirement Benefits

The tables below present the components of net periodic benefit expense related to our active pension plans and postretirement benefit plans.

	Three Months Ended June 30
	2012		2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$31	$8	$27	$8
Interest cost	5	8	3	8
Other	(1)	—	—	—
Total benefits expense	$35	$16	$30	$16

	Six Months Ended June 30
	2012		2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$63	$16	$45	$15
Interest cost	9	15	6	15
Prior service cost	—	—	—	(13)
Other	(2)	—	—	—
Total benefits expense	$70	$31	$51	$17

In April 2012, NBCUniversal provided initial funding to its qualified defined benefit plan of $76 million. The expected return on the plan assets is 5%.

Note 11: Share-Based Compensation

Our approach to long-term incentive compensation includes awarding stock options and restricted share units (“RSUs”) to certain employees and directors. We grant these awards under various plans. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2012, we granted 21.8 million stock options and 5.7 million RSUs related to our annual management grant program. The weighted-average fair values associated with these grants were $7.38 per stock option and $27.43 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Stock options	$38	$34	$67	$56
Restricted share units	41	38	76	78
Employee stock purchase plans	3	3	8	6
Total	$82	$75	$151	$140

As of June 30, 2012, we had unrecognized pretax compensation expense related to nonvested stock options and nonvested RSUs of $385 million and $411 million, respectively.

For the three and six months ended June 30, 2012, the employee cost associated with participation in our employee stock purchase plans was satisfied with payroll deductions of $18 million and $36 million, respectively. For the three and six months ended June 30, 2011, the employee cost associated with participation in our employee stock purchase plans was satisfied with payroll deductions of $13 million and $28 million, respectively.

Note 12: Supplemental Financial Information

Receivables

(in millions)	June 30, 2012	December 31, 2011

Receivables, gross	$4,846	$4,978
Less: Allowance for returns and customer incentives	259	425
Less: Allowance for doubtful accounts	200	202
Receivables, net	$4,387	$4,351

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2012	June 30, 2011

Unrealized gains (losses) on marketable securities	$22	$22
Deferred gains (losses) on cash flow hedges	(125)	(112)
Unrecognized gains (losses) on employee benefit obligations	(59)	(18)
Cumulative translation adjustments	(8)	3
Accumulated other comprehensive income (loss), net of deferred taxes	$(170)	$(105)

Operating Costs and Expenses

	Three Months Ended June 30		Six Months Ended June 30

(in millions)	2012	2011	2012	2011
Programming and production	$4,554	$4,323	$9,290	$7,593
Cable Communications technical labor	579	568	1,167	1,161
Cable Communications customer service	481	460	975	929
Advertising, marketing and promotion	1,287	1,105	2,489	2,075
Other	3,306	3,076	6,476	5,836
Operating costs and expenses (excluding depreciation and amortization)	$10,207	$9,532	$20,397	$17,594

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2012	2011
Net income	$3,080	$2,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,855	3,705
Amortization of film and television costs	4,156	2,889
Share-based compensation	189	174
Noncash interest expense (income), net	105	78
Equity in net (income) losses of investees, net	(32)	—
Cash received from investees	142	170
Net (gain) loss on investment activity and other	(27)	(107)
Deferred income taxes	41	693
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	(30)	277
Change in film and television costs	(4,176)	(3,268)
Change in accounts payable and accrued expenses related to trade creditors	(4)	(154)
Change in other operating assets and liabilities	516	93
Net cash provided by operating activities	$7,815	$6,956

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Interest	$544	$540	$1,158	$1,197
Income taxes	$904	$496	$1,022	$570

Noncash Investing and Financing Activities

During the six months ended June 30, 2012, we:

•	acquired $550 million of property and equipment and intangible assets that were accrued but unpaid, which is a noncash investing activity

•	recorded a liability of $435 million for a quarterly cash dividend of $0.1625 per common share paid in July 2012, which is a noncash financing activity

•	NBCUniversal entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

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

	Three Months Ended June 30		Six Months Ended June 30
	Actual	Pro Forma	Actual	Pro Forma
(in millions except per share amounts)	2012	2011	2012	2011
Revenue	$15,211	$14,700	$30,089	$28,280
Net income	$1,633	$1,418	$3,080	$2,418
Net income attributable to Comcast Corporation	$1,348	$1,038	$2,572	$1,954
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.50	$0.38	$0.95	$0.71
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.50	$0.37	$0.94	$0.70

Note 13: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of June 30, 2012.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of June 30, 2012. The servicing fees are a component of net (loss) gain on sale, which is presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Interest (expense)	$(3)	$—	$(6)	$—
Net (loss) gain on sale(a)	$—	$(9)	$(1)	$(17)
Net cash proceeds (payments) on transfers(b)	$(133)	$50	$(223)	$(374)

(a)	Net (loss) gain on sale is included in other income (expense), net in our condensed consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our condensed consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

(in millions)	June 30, 2012	December 31, 2011
Monetized receivables sold	$808	$961
Deferred consideration	$265	$268

In addition to the amounts presented above, we had $712 million and $781 million payable to our monetization programs as of June 30, 2012 and December 31, 2011, respectively. These amounts represent cash receipts that have not yet been remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. In April 2012, the District Court issued a decision dismissing some of the plaintiffs’ claims, but allowing two claims to proceed to trial. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling, and has scheduled oral argument for November 2012. In July 2012, the trial court vacated the September 2012 trial date for the Philadelphia Cluster case.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. In March 2012, a panel of the Ninth Circuit Court of Appeals affirmed the District Court’s order. In April 2012, the plaintiffs filed a petition for a rehearing, which the Ninth Circuit denied in May 2012.

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

	Three Months Ended June 30, 2012
(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,897	$4,101	$1,593	$2,508	$1,124
NBCUniversal
Cable Networks	2,252	788	183	605	22
Broadcast Television	1,540	196	21	175	11
Filmed Entertainment	1,231	(83)	4	(87)	3
Theme Parks	539	235	63	172	52
Headquarters and Other(d)	11	(155)	48	(203)	68
Eliminations(e)	(69)	1	1	—	—
NBCUniversal	5,504	982	320	662	156
Corporate and Other	130	(90)	16	(106)	7
Eliminations(e)	(320)	11	(4)	15	—
Comcast Consolidated	$15,211	$5,004	$1,925	$3,079	$1,287

	Three Months Ended June 30, 2011
(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,341	$3,886	$1,591	$2,295	$1,181
NBCUniversal
Cable Networks	2,173	846	187	659	19
Broadcast Television	1,695	190	9	181	12
Filmed Entertainment	1,254	27	5	22	1
Theme Parks(c)	521	225	57	168	28
Headquarters and Other(d)	14	(129)	44	(173)	25
Eliminations(e)	(478)	(158)	(48)	(110)	—
NBCUniversal	5,179	1,001	254	747	85
Corporate and Other	128	(87)	16	(103)	5
Eliminations(e)	(315)	1	2	(1)	—
Comcast Consolidated	$14,333	$4,801	$1,863	$2,938	$1,271

	Six Months Ended June 30, 2012
(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$19,496	$8,056	$3,195	$4,861	$2,180
NBCUniversal
Cable Networks	4,390	1,593	361	1,232	31
Broadcast Television	3,391	186	42	144	19
Filmed Entertainment	2,423	(77)	8	(85)	4
Theme Parks	951	392	125	267	99
Headquarters and Other(d)	23	(301)	96	(397)	114
Eliminations(e)	(202)	2	—	2	—
NBCUniversal	10,976	1,795	632	1,163	267
Corporate and Other	304	(154)	30	(184)	14
Eliminations(e)	(687)	(5)	(2)	(3)	—
Comcast Consolidated	$30,089	$9,692	$3,855	$5,837	$2,461

	Six Months Ended June 30, 2011
(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$18,425	$7,635	$3,212	$4,423	$2,234
NBCUniversal
Cable Networks(b)	3,805	1,511	340	1,171	31
Broadcast Television	2,583	225	30	195	17
Filmed Entertainment	1,876	(116)	9	(125)	2
Theme Parks(c)	796	322	115	207	40
Headquarters and Other(d)	25	(249)	66	(315)	42
Eliminations(e)	(763)	(234)	(100)	(134)	—
NBCUniversal	8,322	1,459	460	999	132
Corporate and Other	316	(228)	32	(260)	11
Eliminations(e)	(602)	1	1	—	—
Comcast Consolidated	$26,461	$8,867	$3,705	$5,162	$2,377

(a)	For the three and six months ended June 30, 2012 and 2011, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30
	2012	2011	2012	2011
Residential:
Video	51.3%	52.9%	51.5%	53.4%
High-speed Internet	24.0%	23.4%	24.1%	23.3%
Voice	9.0%	9.4%	9.1%	9.4%
Business services	5.9%	4.6%	5.8%	4.5%
Advertising	5.6%	5.5%	5.3%	5.2%
Other	4.2%	4.2%	4.2%	4.2%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For both the three and six months ended June 30, 2012 and 2011, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

For the six months ended June 30, 2011, our Cable Networks segment included the results of operations of the businesses we contributed to NBCUniversal, as well as the results of operations of the NBCUniversal contributed cable networks for the period January 29, 2011 through June 30, 2011.

(c)

For the three and six months ended June 30, 2011, our Theme Parks segment included the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 to reflect our measure of operating performance for our Theme Parks segment.

(d)	NBCUniversal Headquarters and Other activities includes costs and expenses associated with overhead, employee benefits and headquarter initiatives.

(e)

NBCUniversal eliminations for the three and six months ended June 30, 2011 included the elimination of the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. These results were not included in NBCUniversal’s total and our consolidated results of operations for the period January 29, 2011 through June 30, 2011 because we recorded Universal Orlando as an equity method investment during this period.

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

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment

(f)	No single customer accounted for a significant amount of revenue in any period.

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

Comcast Corporation provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029 and the $202 million principal amount outstanding as of June 30, 2012 of Comcast Holdings’ 10.625% senior subordinated debentures due July 2012. The 10.625% senior subordinated debentures were repaid in July 2012. Comcast Corporation does not guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Condensed Consolidating Balance Sheet

June 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$2,101	$—	$2,101
Investments	—	—	—	—	2,231	—	2,231
Receivables, net	—	—	—	—	4,387	—	4,387
Programming rights	—	—	—	—	1,114	—	1,114
Other current assets	282	25	2	—	1,212	—	1,521
Total current assets	282	25	2	—	11,045	—	11,354
Film and television costs	—	—	—	—	5,120	—	5,120
Investments	—	—	—	—	8,018	—	8,018
Investments in and amounts due from subsidiaries eliminated upon consolidation	70,576	93,134	47,455	84,072	43,272	(338,509)	—
Property and equipment, net	253	—	—	—	26,638	—	26,891
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	27,010	—	27,010
Other intangible assets, net	11	—	—	—	17,775	—	17,786
Other noncurrent assets, net	1,113	2	4	147	1,771	(892)	2,145
Total assets	$72,235	$93,161	$47,461	$84,219	$200,013	$(339,401)	$157,688

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$15	$—	$—	$—	$5,715	$—	$5,730
Accrued participations and residuals	—	—	—	—	1,300	—	1,300
Accrued expenses and other current liabilities	1,283	189	54	285	3,947	—	5,758
Current portion of long-term debt	601	2,117	—	202	34	—	2,954
Total current liabilities	1,899	2,306	54	487	10,996	—	15,742
Long-term debt, less current portion	20,752	1,826	1,759	113	9,725	—	34,175
Deferred income taxes	—	—	—	740	29,890	(749)	29,881
Other noncurrent liabilities	1,853	—	—	—	11,722	(143)	13,432
Redeemable noncontrolling interests	—	—	—	—	16,279	—	16,279
Equity:
Common stock	31	—	—	—	—	—	31
Other shareholders’ equity	47,700	89,029	45,648	82,879	120,953	(338,509)	47,700
Total Comcast Corporation shareholders’ equity	47,731	89,029	45,648	82,879	120,953	(338,509)	47,731
Noncontrolling interests	—	—	—	—	448	—	448
Total equity	47,731	89,029	45,648	82,879	121,401	(338,509)	48,179
Total liabilities and equity	$72,235	$93,161	$47,461	$84,219	$200,013	$(339,401)	$157,688

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,620	$—	$1,620
Investments	—	—	—	—	54	—	54
Receivables, net	—	—	—	—	4,351	—	4,351
Programming rights	—	—	—	—	987	—	987
Other current assets	235	8	3	—	1,315	—	1,561
Total current assets	235	8	3	—	8,327	—	8,573
Film and television costs	—	—	—	—	5,227	—	5,227
Investments	—	—	—	—	9,854	—	9,854
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,222	89,568	45,725	88,336	36,949	(331,800)	—
Property and equipment, net	262	—	—	—	27,297	—	27,559
Franchise rights	—	—	—	—	59,376	—	59,376
Goodwill	—	—	—	—	26,874	—	26,874
Other intangible assets, net	9	—	—	—	18,156	—	18,165
Other noncurrent assets, net	912	30	5	148	1,761	(666)	2,190
Total assets	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$10	$—	$—	$—	$5,695	$—	$5,705
Accrued participations and residuals	—	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	1,030	189	77	272	3,346	—	4,914
Current portion of long-term debt	26	—	554	202	585	—	1,367
Total current liabilities	1,066	189	631	474	10,881	—	13,241
Long-term debt, less current portion	22,451	3,953	1,764	111	9,663	—	37,942
Deferred income taxes	—	—	—	727	29,728	(523)	29,932
Other noncurrent liabilities	1,849	—	—	—	11,328	(143)	13,034
Redeemable noncontrolling interests	—	—	—	—	16,014	—	16,014
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	47,242	85,464	43,338	87,172	115,826	(331,800)	47,242
Total Comcast Corporation shareholders’ equity	47,274	85,464	43,338	87,172	115,826	(331,800)	47,274
Noncontrolling interests	—	—	—	—	381	—	381
Total equity	47,274	85,464	43,338	87,172	116,207	(331,800)	47,655
Total liabilities and equity	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$15,211	$—	$15,211
Management fee revenue	210	205	127	—	—	(542)	—
	210	205	127	—	15,211	(542)	15,211
Costs and Expenses:
Operating costs and expenses	99	205	127	—	10,318	(542)	10,207
Depreciation	8	—	—	—	1,508	—	1,516
Amortization	1	—	—	—	408	—	409
	108	205	127	—	12,234	(542)	12,132
Operating income (loss)	102	—	—	—	2,977	—	3,079
Other Income (Expense):
Interest expense	(354)	(83)	(33)	(8)	(147)	—	(625)
Investment income (loss), net	2	—	—	1	5	—	8
Equity in net income (losses) of investees, net	1,511	1,679	1,326	1,620	29	(6,136)	29
Other income (expense), net	—	—	—	—	(47)	—	(47)
	1,159	1,596	1,293	1,613	(160)	(6,136)	(635)
Income (loss) before income taxes	1,261	1,596	1,293	1,613	2,817	(6,136)	2,444
Income tax (expense) benefit	87	29	11	2	(940)	—	(811)
Net income (loss)	1,348	1,625	1,304	1,615	1,877	(6,136)	1,633
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(285)	—	(285)
Net income (loss) attributable to Comcast Corporation	$1,348	$1,625	$1,304	$1,615	$1,592	$(6,136)	$1,348
Comprehensive income (loss) attributable to Comcast Corporation	$1,326	$1,627	$1,304	$1,615	$1,588	$(6,134)	$1,326

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$14,333	$—	$14,333
Management fee revenue	200	195	119	—	—	(514)	—
	200	195	119	—	14,333	(514)	14,333
Costs and Expenses:
Operating costs and expenses	89	195	119	—	9,643	(514)	9,532
Depreciation	7	—	—	—	1,471	—	1,478
Amortization	1	—	—	—	384	—	385
	97	195	119	—	11,498	(514)	11,395
Operating income (loss)	103	—	—	—	2,835	—	2,938
Other Income (Expense):
Interest expense	(358)	(82)	(43)	(8)	(130)	—	(621)
Investment income (loss), net	2	—	—	1	58	—	61
Equity in net income (losses) of investees, net	1,186	1,336	805	1,424	37	(4,751)	37
Other income (expense), net	1	—	—	—	(35)	—	(34)
	831	1,254	762	1,417	(70)	(4,751)	(557)
Income (loss) before income taxes	934	1,254	762	1,417	2,765	(4,751)	2,381
Income tax (expense) benefit	88	28	15	2	(1,147)	—	(1,014)
Net income (loss)	1,022	1,282	777	1,419	1,618	(4,751)	1,367
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(345)	—	(345)
Net income (loss) attributable to Comcast Corporation	$1,022	$1,282	$777	$1,419	$1,273	$(4,751)	$1,022
Comprehensive income (loss) attributable to Comcast Corporation	$1,014	$1,284	$777	$1,419	$1,270	$(4,750)	$1,014

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$30,089	$—	$30,089
Management fee revenue	414	405	252	—	—	(1,071)	—
	414	405	252	—	30,089	(1,071)	30,089
Costs and Expenses:
Operating costs and expenses	191	405	252	—	20,620	(1,071)	20,397
Depreciation	15	—	—	—	3,030	—	3,045
Amortization	2	—	—	—	808	—	810
	208	405	252	—	24,458	(1,071)	24,252
Operating income (loss)	206	—	—	—	5,631	—	5,837
Other Income (Expense):
Interest expense	(721)	(165)	(69)	(16)	(294)	—	(1,265)
Investment income (loss), net	3	—	—	1	96	—	100
Equity in net income (losses) of investees, net	2,905	3,222	2,375	3,124	32	(11,626)	32
Other income (expense), net	—	—	—	—	(63)	—	(63)
	2,187	3,057	2,306	3,109	(229)	(11,626)	(1,196)
Income (loss) before income taxes	2,393	3,057	2,306	3,109	5,402	(11,626)	4,641
Income tax (expense) benefit	179	58	24	5	(1,827)	—	(1,561)
Net income (loss)	2,572	3,115	2,330	3,114	3,575	(11,626)	3,080
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(508)	—	(508)
Net income (loss) attributable to Comcast Corporation	$2,572	$3,115	$2,330	$3,114	$3,067	$(11,626)	$2,572
Comprehensive income (loss) attributable to Comcast Corporation	$2,554	$3,119	$2,330	$3,114	$3,062	$(11,625)	$2,554

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$26,461	$—	$26,461
Management fee revenue	398	380	234	—	—	(1,012)	—
	398	380	234	—	26,461	(1,012)	26,461
Costs and Expenses:
Operating costs and expenses	237	380	234	5	17,750	(1,012)	17,594
Depreciation	14	—	—	—	2,950	—	2,964
Amortization	2	—	—	—	739	—	741
	253	380	234	5	21,439	(1,012)	21,299
Operating income (loss)	145	—	—	(5)	5,022	—	5,162
Other Income (Expense):
Interest expense	(719)	(173)	(86)	(16)	(232)	—	(1,226)
Investment income (loss), net	3	—	—	5	142	—	150
Equity in net income (losses) of investees, net	2,347	2,659	1,599	2,716	—	(9,321)	—
Other income (expense), net	(16)	—	—	1	(55)	—	(70)
	1,615	2,486	1,513	2,706	(145)	(9,321)	(1,146)
Income (loss) before income taxes	1,760	2,486	1,513	2,701	4,877	(9,321)	4,016
Income tax (expense) benefit	205	60	30	5	(1,910)	—	(1,610)
Net income (loss)	1,965	2,546	1,543	2,706	2,967	(9,321)	2,406
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(441)	—	(441)
Net income (loss) attributable to Comcast Corporation	$1,965	$2,546	$1,543	$2,706	$2,526	$(9,321)	$1,965
Comprehensive income (loss) attributable to Comcast Corporation	$1,959	$2,550	$1,543	$2,706	$2,525	$(9,324)	$1,959

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(194)	$(100)	$(71)	$6	$8,174	$—	$7,815
Investing Activities:
Net transactions with affiliates	3,317	100	624	(6)	(4,035)	—	—
Capital expenditures	(4)	—	—	—	(2,457)	—	(2,461)
Cash paid for intangible assets	(4)	—	—	—	(410)	—	(414)
Proceeds from sales of businesses and investments	—	—	—	—	64	—	64
Purchases of investments	—	—	—	—	(108)	—	(108)
Other	—	—	—	—	90	—	90
Net cash provided by (used in) investing activities	3,309	100	624	(6)	(6,856)	—	(2,829)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1)	—	—	—	(553)	—	(554)
Repurchases and repayments of debt	(1,125)	—	(553)	—	(14)	—	(1,692)
Repurchases and retirements of common stock	(1,500)	—	—	—	—	—	(1,500)
Dividends paid	(741)	—	—	—	—	—	(741)
Issuances of common stock	184	—	—	—	—	—	184
Distributions to noncontrolling interests	—	—	—	—	(233)	—	(233)
Other	68	—	—	—	(37)	—	31
Net cash provided by (used in) financing activities	(3,115)	—	(553)	—	(837)	—	(4,505)
Increase (decrease) in cash and cash equivalents	—	—	—	—	481	—	481
Cash and cash equivalents, beginning of period	—	—	—	—	1,620	—	1,620
Cash and cash equivalents, end of period	$—	$—	$—	$—	$2,101	$—	$2,101

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(291)	$(4)	$(66)	$(12)	$7,329	$—	$6,956
Investing Activities:
Net transactions with affiliates	1,640	1,004	66	32	(2,742)	—	—
Capital expenditures	(3)	—	—	—	(2,374)	—	(2,377)
Cash paid for intangible assets	—	—	—	—	(296)	—	(296)
Acquisitions, net of cash acquired	—	—	—	—	(5,660)	—	(5,660)
Proceeds from sales of businesses and investments	—	—	—	—	116	—	116
Purchases of investments	—	—	—	—	(46)	—	(46)
Other	(50)	—	—	—	27	—	(23)
Net cash provided by (used in) investing activities	1,587	1,004	66	32	(10,975)	—	(8,286)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	747	—	—	—	(6)	—	741
Repurchases and repayments of debt	(750)	(1,000)	—	—	(14)	—	(1,764)
Repurchases and retirements of common stock	(1,050)	—	—	—	—	—	(1,050)
Dividends paid	(572)	—	—	—	—	—	(572)
Issuances of common stock	206	—	—	—	—	—	206
Distributions (to) from noncontrolling interests	77	—	—	—	(252)	—	(175)
Other	46	—	—	(20)	(69)	—	(43)
Net cash provided by (used in) financing activities	(1,296)	(1,000)	—	(20)	(341)	—	(2,657)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(3,987)	—	(3,987)
Cash and cash equivalents, beginning of period	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,997	$—	$1,997

ITEM 2: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a leading provider of entertainment, information and communication products and services. On January 28, 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBCUniversal, and on July 1, 2011, we closed the Universal Orlando transaction in which we acquired the remaining 50% equity interest in Universal Orlando that we did not already own. We report our operations as the following five reportable business segments.

Cable Communications

We are one of the nation’s leading providers of video, high-speed Internet and voice services to residential and business customers. As of June 30, 2012, our cable systems served 22.1 million video customers, 18.7 million high-speed Internet customers and 9.7 million voice customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the six months ended June 30, 2012, our Cable Communications segment generated 65% of our consolidated revenue and more than 80% of our operating income (loss) before depreciation and amortization.

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

Corporate and Other

Our other business interests primarily include Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center, a large, multipurpose arena in Philadelphia. Comcast Spectacor also owns Global Spectrum, which provides venue management services, and Ovations Food Services, which provides food services for sporting events, concerts and other events.

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2012	2011		2012	2011
Revenue	$15,211	$14,333	6.1%	$30,089	$26,461	13.7%
Costs and Expenses:
Operating costs and expenses	10,207	9,532	7.1	20,397	17,594	15.9
Depreciation	1,516	1,478	2.6	3,045	2,964	2.7
Amortization	409	385	6.5	810	741	9.3
Operating income	3,079	2,938	4.8	5,837	5,162	13.1
Other income (expense) items, net	(635)	(557)	14.1	(1,196)	(1,146)	4.4
Income before income taxes	2,444	2,381	2.6	4,641	4,016	15.6
Income tax expense	(811)	(1,014)	(20.1)	(1,561)	(1,610)	(3.0)
Net income	1,633	1,367	19.4	3,080	2,406	28.0
Net (income) loss attributable to noncontrolling interests	(285)	(345)	(17.5)	(508)	(441)	15.3
Net income attributable to Comcast Corporation	$1,348	$1,022	31.9%	$2,572	$1,965	30.8%

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

We also incurred transaction costs directly related to the NBCUniversal transaction in 2011. Incremental expenses were primarily related to legal, accounting and valuation services and investment banking fees. In addition, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges. Total transaction-related expenses incurred during the three and six months ended June 30, 2011 were $6 million and $129 million, respectively.

For a more complete discussion of the NBCUniversal and Universal Orlando transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and Super Bowl games. Because we broadcasted the 2012 Super Bowl in February 2012, during the six months ended June 30, 2012, our advertising revenue increased as a result of increased demand for advertising time and our operating costs and expenses also increased as a result of our production costs and amortization of the related rights fees. We also expect our advertising revenue and our programming and production costs to increase in the third quarter of 2012 due to our broadcast of the 2012 London Olympic Games, and we expect to pay substantially all of the related rights fees in the third quarter of 2012.

Consolidated Revenue

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated revenue for the three and six months ended June 30, 2012. The remaining changes in consolidated revenue related to our other business activities, primarily Comcast Spectacor. Revenue for our Cable Communications and NBCUniversal segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated operating costs and expenses for the three and six months ended June 30, 2012. The remaining changes in consolidated operating costs and expenses related to our other business activities, primarily Comcast Spectacor. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation and amortization increased for the three months ended June 30, 2012 primarily due to the impact of consolidating Universal Orlando following the close of the transaction. Consolidated depreciation and amortization increased for the six months ended June 30, 2012 primarily due to the impact of consolidating NBCUniversal and Universal Orlando following the close of each transaction.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, in Note 15 to our condensed consolidated financial statements. This measure should not be considered a substitute for operating income (loss), net income attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Communications Segment—Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue
Residential:
Video	$5,079	$4,941	$138	2.8%
High-speed Internet	2,380	2,186	194	8.9
Voice	889	878	11	1.2
Business services	582	435	147	34.2
Advertising	552	512	40	7.6
Other	415	389	26	6.8
Total revenue	9,897	9,341	556	6.0
Operating costs and expenses
Programming	2,109	1,953	156	7.9
Technical labor	579	568	11	1.9
Customer service	481	460	21	4.7
Marketing	665	606	59	9.7
Other	1,962	1,868	94	5.2
Total operating costs and expenses	5,796	5,455	341	6.3
Operating income before depreciation and amortization	$4,101	$3,886	$215	5.5%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue
Residential:
Video	$10,048	$9,832	$216	2.2%
High-speed Internet	4,703	4,292	411	9.6
Voice	1,767	1,738	29	1.6
Business services	1,123	829	294	35.6
Advertising	1,028	967	61	6.3
Other	827	767	60	7.8
Total revenue	19,496	18,425	1,071	5.8
Operating costs and expenses
Programming	4,185	3,922	263	6.7
Technical labor	1,167	1,161	6	0.5
Customer service	975	929	46	5.0
Marketing	1,295	1,170	125	10.7
Other	3,818	3,608	210	5.9
Total operating costs and expenses	11,440	10,790	650	6.0
Operating income before depreciation and amortization	$8,056	$7,635	$421	5.5%

Customer Metrics

	Total Customers		Net Additional Customers

	June 30,	June 30,	Three Months Ended	Six Months Ended
(in thousands)	2012	2011	June 30, 2012
Video customers	22,118	22,513	(176)	(213)
High-speed Internet customers	18,738	17,547	156	594
Voice customers	9,664	9,063	158	322

Customer data includes residential and business customers.

Cable Communications Segment—Revenue

Our average monthly total revenue per video customer for the three months ended June 30, 2012 increased to $149 from $138 for the three months ended June 30, 2011. Our average monthly total revenue per video customer for the six months ended June 30, 2012 increased to $146 from $136 for the six months ended June 30, 2011. The increases in average monthly total revenue per video customer were primarily due to increases in the number of residential customers receiving multiple services, rate adjustments, higher contributions from business services and declines in the total number of video customers.

Video

Our video revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to rate adjustments and additional customers receiving higher levels of video service, which were partially offset by declines in the number of residential video customers. For the three and six months ended June 30, 2012, the number of video customers decreased primarily due to competitive pressures in our service areas. We expect further declines in the number of residential video customers during the remainder of 2012. As of June 30, 2012, 54% of our digital video customers subscribed to at least one of our high-definition television (“HDTV”) and digital video recorder (“DVR”) services.

High-Speed Internet

Our high-speed Internet revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of residential customers, rate adjustments and additional customers receiving higher levels of service.

Voice

Our voice revenue increased slightly for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of residential customers.

Business Services

Our business services revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of business customers.

Advertising

Our advertising revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in political advertising revenue and improvements in the local and regional advertising markets.

Other

Our other revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in franchise and other regulatory fees.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in fees charged by programming networks and fees incurred to secure rights for additional programming options for our customers. Technical labor expenses increased slightly for the three months ended June 30, 2012 and remained flat for the six months ended June 30, 2012 compared to the same periods in 2011. Customer service expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in labor costs associated with higher levels of customer service activity. Marketing expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of sales employees and media spending for residential and business services. Other operating costs and expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to an increase in activity related to business services and an increase in franchise and other regulatory fees.

NBCUniversal Segments Overview

The discussion below compares the NBCUniversal segments’ actual results for the three and six months ended June 30, 2012 to pro forma combined results for the three and six months ended June 30, 2011. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments for 2011 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of these segments for the current period. Our pro forma amounts presented in the tables below include adjustments as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010. Our pro forma data was also adjusted for the effects of acquisition accounting and the elimination of costs and expenses directly related to the transactions but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses or Universal Orlando since January 1, 2010, nor of our future results.

The operating results of the NBCUniversal segments for the three and six months ended June 30, 2012 and 2011 are presented in the table below.

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/(Decrease)
(in millions)	Three Months Ended June 30	Three Months Ended June 30(a)	NBCUniversal Businesses(b)	Three Months Ended June 30(c)	$	%
Revenue
Cable Networks	$2,252	$2,173	$—	$2,173	$79	3.6%
Broadcast Television	1,540	1,695	—	1,695	(155)	(9.1)
Filmed Entertainment	1,231	1,254	—	1,254	(23)	(1.8)
Theme Parks	539	521	—	521	18	3.4
Headquarters, other and eliminations	(58)	(464)	368	(96)	38	39.2
Total revenue	$5,504	$5,179	$368	$5,547	(43)	(0.8)%
Operating Income Before Depreciation and Amortization
Cable Networks	$788	$846	$—	$846	$(58)	(6.8)%
Broadcast Television	196	190	—	190	6	2.7
Filmed Entertainment	(83)	27	—	27	(110)	NM
Theme Parks	235	225	—	225	10	4.2
Headquarters, other and eliminations	(154)	(287)	160	(127)	(27)	(20.3)
Total operating income before depreciation and amortization	$982	$1,001	$160	$1,161	$(179)	(15.4)%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/(Decrease)
(in millions)	Six Months Ended June 30	Six Months Ended June 30(a)	NBCUniversal Businesses(b)	Six Months Ended June 30	$	%
Revenue
Cable Networks	$4,390	$3,805	$388	$4,193	$197	4.7%
Broadcast Television	3,391	2,583	464	3,047	344	11.3
Filmed Entertainment	2,423	1,876	353	2,229	194	8.7
Theme Parks	951	796	115	911	40	4.4
Headquarters, other and eliminations	(179)	(738)	544	(194)	15	7.7
Total revenue	$10,976	$8,322	$1,864	$10,186	$790	7.8%
Operating Income Before Depreciation and Amortization
Cable Networks	$1,593	$1,511	$152	$1,663	$(70)	(4.2)%
Broadcast Television	186	225	(15)	210	(24)	(11.5)
Filmed Entertainment	(77)	(116)	(3)	(119)	42	35.8
Theme Parks	392	322	37	359	33	9.0
Headquarters, other and eliminations	(299)	(483)	136	(347)	48	13.7
Total operating income before depreciation and amortization	$1,795	$1,459	$307	$1,766	$29	1.6%

(a)

Actual amounts include the results of operations of the businesses we contributed to NBCUniversal for the three and six months ended June 30, 2011, as well as the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 29, 2011 through June 30, 2011. Headquarters, other and eliminations includes the elimination of the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 in order to reconcile to our condensed consolidated financial statements because Universal Orlando was recorded as an equity method investment during that period.

(b)	Pro forma amounts for the three months ended June 30, 2011 reflect adjustments to include 100% of the results of operations of Universal Orlando in the total NBCUniversal results.

(c)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and Universal Orlando for the six months ended June 30, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Cable Networks Segment—Actual and Pro Forma Results of Operations

	Actual
	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2012	2011 (a)	$	%
Revenue
Distribution	$1,167	$1,093	$74	6.8%
Advertising	924	887	37	4.1
Content licensing and other	161	193	(32)	(16.2)
Total revenue	2,252	2,173	79	3.6
Operating costs and expenses	1,464	1,327	137	10.3
Operating income before depreciation and amortization	$788	$846	$(58)	(6.8)%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Six Months Ended June 30	Six Months Ended June 30(a)	NBCUniversal Businesses(b)	Six Months Ended June 30	$	%
Revenue
Distribution	$2,310	$2,006	$188	$2,194	$116	5.3%
Advertising	1,738	1,494	162	1,656	82	4.9
Content licensing and other	342	305	38	343	(1)	(0.2)
Total revenue	4,390	3,805	388	4,193	197	4.7
Operating costs and expenses	2,797	2,294	236	2,530	267	10.5
Operating income before depreciation and amortization	$1,593	$1,511	$152	$1,663	$(70)	(4.2)%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the three and six months ended June 30, 2011, and the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting and the elimination of operating costs and expenses directly related to the transaction.

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in distribution and advertising revenue. The increase in distribution revenue was primarily due to rate increases, and the increase in advertising revenue was primarily due to increases in the price and volume of advertising units sold, which were partially offset by the impact of audience ratings declines. In addition, content licensing revenue decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to the impact of licensing arrangements that were entered into in the prior year.

For both the three and six months ended June 30, 2012, 13% of our total Cable Networks segment revenue was generated from our Cable Communications segment. For the three and six months ended June 30, 2011, 12% and 13%, respectively, of our total Cable Networks segment revenue and pro forma combined revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to higher programming and production expenses resulting from our continuing investment in original programming and an increase in sports rights costs.

Broadcast Television Segment—Actual and Pro Forma Results of Operations

	Actual
	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2012	2011(a)	$	%
Revenue
Advertising	$1,113	$1,114	$(1)	(0.2)%
Content licensing	331	462	(131)	(28.4)
Other	96	119	(23)	(18.1)
Total revenue	1,540	1,695	(155)	(9.1)
Operating costs and expenses	1,344	1,505	(161)	(10.6)
Operating income (loss) before depreciation and amortization	$196	$190	$6	2.7%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Six Months Ended June 30	For the Period January 29 through June 30(a)	NBCUniversal Businesses(b)	Six Months Ended June 30	$	%
Revenue
Advertising	$2,379	$1,709	$315	$2,024	$355	17.5%
Content licensing	788	681	111	792	(4)	(0.5)
Other	224	193	38	231	(7)	(2.9)
Total revenue	3,391	2,583	464	3,047	344	11.3
Operating costs and expenses	3,205	2,358	479	2,837	368	13.0
Operating income (loss) before depreciation and amortization	$186	$225	$(15)	$210	$(24)	(11.5)%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended June 30, 2011 and for the period January 29, 2011 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Broadcast Television Segment—Revenue

Our Broadcast Television revenue decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in content licensing revenue resulting from the impact of licensing agreements for our prior season and library content that were entered into in the prior year period.

Our Broadcast Television revenue increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to an increase in advertising revenue. The increase in advertising revenue was primarily due to $259 million associated with the broadcast of the 2012 Super Bowl, as well as increases in the price of advertising units sold.

Broadcast Television Segment—Operating Costs and Expenses

Our operating costs and expenses decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in the amortization of television costs associated with the corresponding decrease in content licensing revenue.

Our operating costs and expenses increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to higher programming and production expenses associated with our broadcast of the 2012 Super Bowl.

Filmed Entertainment Segment—Actual and Pro Forma Results of Operations

	Actual
	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2012	2011 (a)	$	%
Revenue
Theatrical	$465	$501	$(36)	(7.2)%
Content licensing	358	312	46	14.6
Home entertainment	317	313	4	1.3
Other	91	128	(37)	(28.7)
Total revenue	1,231	1,254	(23)	(1.8)
Operating costs and expenses	1,314	1,227	87	7.1
Operating income (loss) before depreciation and amortization	$(83)	$27	$(110)	NM

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Six Months Ended June 30	For the period January 29 through June 30(a)	NBCUniversal Businesses(b)	Six Months Ended June 30	$	%
Revenue
Theatrical	$766	$620	$58	$678	$88	13.0%
Content licensing	759	530	171	701	58	8.2
Home entertainment	697	520	96	616	81	13.1
Other	201	206	28	234	(33)	(13.7)
Total revenue	2,423	1,876	353	2,229	194	8.7
Operating costs and expenses	2,500	1,992	356	2,348	152	6.5
Operating income (loss) before depreciation and amortization	$(77)	$(116)	$(3)	$(119)	$42	35.8%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the three months ended June 30, 2011 and for the period January 29, 2011 through June 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue decreased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to a decrease in theatrical revenue resulting from the performance of our 2012 releases, including Battleship, compared to the prior year, which included Fast Five and Bridesmaids, and lower revenue from our stage plays business, which were partially offset by an increase in content licensing revenue.

Our Filmed Entertainment revenue increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in theatrical and home entertainment revenue. The increase in theatrical revenue was primarily due to the performance of Dr. Seuss’ The Lorax and Safe House, which were released in the first quarter of 2012. The increase in home entertainment revenue was primarily due to an increase in the number of titles released in 2012, which included Hop, Tower Heist and Safe House.

Filmed Entertainment Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to higher marketing costs associated with promoting our theatrical releases in the second quarter of 2012 and increases in the amortization of film costs associated with our 2012 slate, including the impact from the underperformance of Battleship.

Our operating costs and expenses increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to higher amortization of film costs resulting from the corresponding increase in theatrical revenue and the underperformance of Battleship, as well as an increase in marketing costs associated with our 2012 theatrical and home entertainment releases.

Theme Parks Segment—Actual and Pro Forma Results of Operations

	Actual
	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2012	2011(a)	$	%
Revenue	$539	$521	$18	3.4%
Operating costs and expenses	304	296	8	2.7
Operating income before depreciation and amortization	$235	$225	$10	4.2%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/(Decrease)
(in millions)	Six Months Ended June 30	For the period January 29 through June 30(a)	NBCUniversal Businesses(b)	Six Months Ended June 30	$	%
Revenue	$951	$796	$115	$911	$40	4.4%
Operating costs and expenses	559	474	78	552	7	1.3
Operating income before depreciation and amortization	$392	$322	$37	$359	$33	9.0%

(a)

Actual amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the three months ended June 30, 2011 and for the period January 29, 2011 through June 30, 2011. The results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 are included in segment results above but are not included in total NBCUniversal and our consolidated results because Universal Orlando was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Theme Parks Segment—Revenue

Our Theme Parks segment revenue increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to increases in per capita spending and higher guest attendance at our Universal theme parks.

Theme Parks Segment—Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses increased for the three and six months ended June 30, 2012 compared to the same periods in 2011 primarily due to additional costs associated with higher guest attendance at our Universal theme parks.

Headquarters, Other and Eliminations

Headquarters and other operating costs and expenses increased for the three months ended June 30, 2012 compared to the same period in 2011 primarily due to increases in personnel and administrative costs.

Headquarters and other operating costs and expenses decreased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to transaction-related costs associated with the NBCUniversal transaction, including severance and other compensation-related costs, included in the prior year period.

Eliminations include the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. Our Theme Parks segment had included the results of operations of Universal Orlando for these periods because these amounts had reflected our segment performance measure. These amounts were not included when we measured total NBCUniversal and our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the period January 29, 2011 through June 30, 2011.

Consolidated Other Income (Expense) Items

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2012	2011	2012	2011
Interest expense	$(625)	$(621)	$(1,265)	$(1,226)
Investment income (loss), net	8	61	100	150
Equity in net income (losses) of investees, net	29	37	32	—
Other income (expense), net	(47)	(34)	(63)	(70)
Total	$(635)	$(557)	$(1,196)	$(1,146)

Interest Expense

Interest expense remained flat for the three months ended June 30, 2012 compared to the same period in 2011. Interest expense increased for the six months ended June 30, 2012 compared to the same period in 2011 primarily due to interest expense related to the consolidation of NBCUniversal and Universal Orlando, which was partially offset by a decrease in our outstanding debt.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2012 and 2011 are presented in a table in Note 4 to our condensed consolidated financial statements.

Consolidated Income Tax Expense

Income tax expense for the three and six months ended June 30, 2012 and 2011 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, interest on uncertain tax positions, the partnership structure of NBCUniversal, foreign income taxes and, in 2011, the $137 million net impact of certain changes in state tax laws. We expect our 2012 annual effective tax rate to be in the lower end of the range of 35% to 40%.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

The changes in net (income) loss attributable to noncontrolling interests for the three and six months ended June 30, 2012 compared to the same periods in 2011 were primarily due to GE’s allocated share of the changes in earnings of NBCUniversal.

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

We anticipate that we will continue to use a substantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities and to return capital to shareholders. The cash flows generated from our Cable Communications segment and other businesses are used to invest in their respective core businesses and to return capital to shareholders. The cash flows generated from NBCUniversal are used to invest in its core businesses and to fund potential future redemptions of GE’s noncontrolling interest in NBCUniversal.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2012	2011
Operating income	$5,837	$5,162
Depreciation and amortization	3,855	3,705
Operating income before depreciation and amortization	9,692	8,867
Noncash share-based compensation	189	174
Changes in operating assets and liabilities	41	(421)
Cash basis operating income	9,922	8,620
Payments of interest	(1,158)	(1,197)
Payments of income taxes	(1,022)	(570)
Proceeds from investments and other	152	143
Excess tax benefits under share-based compensation	(79)	(40)
Net cash provided by operating activities	$7,815	$6,956

The changes in operating assets and liabilities for the six months ended June 30, 2012 compared to the same period in 2011 primarily relate to the timing of payments of operating items, including payroll and participations and residuals, and a decrease in film and television costs.

The decrease in interest payments for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to the repayment and redemption of certain of our debt obligations.

The increase in income tax payments for the six months ended June 30, 2012 compared to the same period in 2011 was primarily due to federal tax payments made in 2012 that related to 2011 and the net impact in 2011 of the economic stimulus legislation.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2012 consisted primarily of capital expenditures and cash paid for intangible assets.

In the second half of 2012, NBCUniversal expects to receive $3 billion in cash proceeds related to the redemption of NBCUniversal’s 15.8% equity interest in A&E Television Networks. Under certain limited circumstances, the proceeds will be paid in cash and in the form of a senior note issued by A&E Television Networks. A portion of the proceeds will be used to meet our and GE’s obligation to pay taxes associated with the transaction. NBCUniversal will not receive dividends from A&E Television Networks following the close of the transaction. During the six months ended June 30, 2012 and 2011, NBCUniversal received $102 million and $90 million, respectively, in dividends from A&E Television Networks, which were included in net cash provided by operating activities.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2012 consisted primarily of repayments of debt, repurchases of our common stock, dividend payments and repayments of our short-term borrowings.

In July 2012, we repaid $202 million principal amount of our 10.625% senior subordinated debentures due 2012 and redeemed $575 million principal amount of our 6.625% senior notes due 2056.

In July 2012, we issued $1 billion aggregate principal amount of 3.125% senior notes due 2022 and $1.25 billion aggregate principal amount of 4.650% senior notes due 2042. A portion of the proceeds from this offering were used to fund the repayment of the 10.625% senior subordinated debentures and the redemption of the 6.625% senior notes in July 2012.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements. In June 2012, Comcast and Comcast Cable Communications, LLC entered into a new $6.25 billion revolving credit facility due June 2017 with a syndicate of banks that may be used for general corporate purposes. The new revolving credit facility replaced our prior $6.8 billion revolving credit facility, which was terminated in connection with the execution of the new revolving credit facility. The interest rate on the new facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2012, the borrowing margin for LIBOR-based borrowings was 1.125%. The terms of the new revolving credit facility’s financial covenants and guarantees are substantially the same as those under the prior revolving credit facility. As of June 30, 2012, $5.8 billion was available under the new revolving credit facility and $1.4 billion was available under NBCUniversal’s revolving credit facility.

Share Repurchases and Dividends

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization that does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions. During the six months ended June 30, 2012, we repurchased 52 million shares of our Class A Special common stock for $1.5 billion.

In February 2012, our Board of Directors approved an increase to our dividend of 44% to $0.65 per share on an annualized basis. In February and May 2012, our Board of Directors approved a quarterly dividend of $0.1625 per share as part of our planned annual dividend of $0.65. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2012	$439	April
Three months ended June 30, 2012	$435	July

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our Class A Special common stock repurchases under our Board-authorized share repurchase program during the three months ended June 30, 2012.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
April 1-30, 2012	—	$—	—	$—	$5,750,000,000
May 1-31, 2012	12,902,467	$29.06	12,902,467	$375,000,000	$5,375,000,000
June 1-30, 2012	13,389,469	$29.23	12,852,266	$375,000,000	$5,000,000,000
Total	26,291,936	$29.15	25,754,733	$750,000,000	$5,000,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization that does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions.

The total number of Class A Special common stock shares repurchased during the three months ended June 30, 2012 includes 537,203 shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

10.1

Credit Agreement dated as of June 6, 2012 among Comcast Corporation, Comcast Cable Communications, LLC, the Financial Institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and Issuing Lender, Citibank, N.A., as Syndication Agent, and Morgan Stanley Mufg Loan Partners, LLC and Wells Fargo Bank, National Association, as Co-Documentation Agents.

10.2*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 30, 2012.
10.3*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective May 30, 2012.
10.4*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective May 30, 2012.
10.5*	Comcast Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Appendix A to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2012).
10.6*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan (incorporated by reference to Appendix B to our Definitive Proxy Statement on Schedule 14A filed on April 20, 2012).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, filed with the Securities and Exchange Commission on August 1, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: August 1, 2012