Form 10-Q
period 2012-09-30
COMCAST CORP
filed 2012-10-26
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

Yes ☐ No ☒

As of September 30, 2012, there were 2,118,906,684 shares of our Class A common stock, 528,911,913 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2012. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal, as “we,” “us” and “our;” and Comcast Holdings Corporation as “Comcast Holdings.”

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2012	December 31, 2011
Assets
Current Assets:
Cash and cash equivalents	$8,899	$1,620
Investments	1,401	54
Receivables, net	5,123	4,351
Programming rights	1,037	987
Other current assets	1,606	1,561
Total current assets	18,066	8,573
Film and television costs	4,946	5,227
Investments	5,951	9,854
Property and equipment, net of accumulated depreciation of $38,688 and $36,528	26,984	27,559
Franchise rights	59,364	59,376
Goodwill	27,088	26,874
Other intangible assets, net of accumulated amortization of $7,573 and $6,665	17,871	18,165
Other noncurrent assets, net	2,184	2,190
Total assets	$162,454	$157,818

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,250	$5,705
Accrued participations and residuals	1,282	1,255
Deferred revenue	887	790
Accrued expenses and other current liabilities	6,117	4,124
Current portion of long-term debt	2,799	1,367
Total current liabilities	17,335	13,241
Long-term debt, less current portion	35,791	37,942
Deferred income taxes	30,231	29,932
Other noncurrent liabilities	12,860	13,034
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests	16,896	16,014
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,484,367,434 and 2,460,937,253; outstanding, 2,118,906,684 and 2,095,476,503	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 599,846,677 and 671,947,577; outstanding, 528,911,913 and 601,012,813	6	7
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,652	40,940
Retained earnings	15,774	13,971
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(48)	(152)
Total Comcast Corporation shareholders’ equity	48,892	47,274
Noncontrolling interests	449	381
Total equity	49,341	47,655
Total liabilities and equity	$162,454	$157,818

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2012	2011	2012	2011
Revenue	$16,544	$14,339	$46,633	$40,800
Costs and Expenses:
Operating costs and expenses	11,536	9,765	31,933	27,359
Depreciation	1,549	1,540	4,594	4,504
Amortization	411	393	1,221	1,134
	13,496	11,698	37,748	32,997
Operating income	3,048	2,641	8,885	7,803
Other Income (Expense):
Interest expense	(633)	(637)	(1,898)	(1,863)
Investment income (loss), net	70	(147)	170	3
Equity in net income (losses) of investees, net	911	(40)	943	(40)
Other income (expense), net	987	(12)	924	(82)
	1,335	(836)	139	(1,982)
Income before income taxes	4,383	1,805	9,024	5,821
Income tax expense	(1,405)	(639)	(2,966)	(2,249)
Net income	2,978	1,166	6,058	3,572
Net (income) loss attributable to noncontrolling interests	(865)	(258)	(1,373)	(699)
Net income attributable to Comcast Corporation	$2,113	$908	$4,685	$2,873

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.79	$0.33	$1.74	$1.04
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.78	$0.33	$1.72	$1.03
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1625	$0.1125	$0.4875	$0.3375

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Net income	$2,978	$1,166	$6,058	$3,572
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(44), $—, $(44) and $(3)	75	—	75	5
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(29), $35, $(20) and $33	50	(59)	35	(57)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $—, $— and $5	—	—	—	(9)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $9, $(13), $8 and $(7)	(15)	23	(14)	13
Employee benefit obligations, net of deferred taxes of $(3), $—, $(2) and $(1)	11	(3)	6	(4)
Currency translation adjustments, net of deferred taxes of $(4), $—, $(2), and $—	17	(9)	10	(2)
Comprehensive income	3,116	1,118	6,170	3,518
Net (income) loss attributable to noncontrolling interests	(865)	(258)	(1,373)	(699)
Other comprehensive (income) loss attributable to noncontrolling interests	(16)	6	(8)	6
Comprehensive income attributable to Comcast Corporation	$2,235	$866	$4,789	$2,825

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2012	2011
Net cash provided by (used in) operating activities	$11,239	$10,206
Investing Activities
Capital expenditures	(4,043)	(3,785)
Cash paid for intangible assets	(605)	(505)
Acquisitions, net of cash acquired	(95)	(6,407)
Proceeds from sales of businesses and investments	3,095	154
Return of capital from investees	2,281	6
Purchases of investments	(191)	(85)
Other	68	(39)
Net cash provided by (used in) investing activities	510	(10,661)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(555)	1,642
Proceeds from borrowings	2,248	—
Repurchases and repayments of debt	(2,505)	(2,813)
Repurchases and retirements of common stock	(2,250)	(1,650)
Dividends paid	(1,176)	(881)
Issuances of common stock	215	252
Distributions to NBCUniversal noncontrolling member	(340)	(86)
Distributions to other noncontrolling interests	(157)	(151)
Other	50	(36)
Net cash provided by (used in) financing activities	(4,470)	(3,723)
Increase (decrease) in cash and cash equivalents	7,279	(4,178)
Cash and cash equivalents, beginning of period	1,620	5,984
Cash and cash equivalents, end of period	$8,899	$1,806

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2011	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434
Stock compensation plans		1			414	(40)				375
Repurchase and retirement of common stock			(1)		(822)	(827)				(1,650)
Employee stock purchase plan					50					50
Dividends declared						(928)				(928)
Other comprehensive income (loss)	(6)							(48)		(48)
NBCUniversal transaction	15,192				1,612				211	1,823
Issuance of subsidiary shares to noncontrolling interests	83				45				43	88
Contributions from (distributions to) noncontrolling interests, net	(177)								(112)	(112)
Net income (loss)	592					2,873			107	2,980
Balance, September 30, 2011	$15,827	$25	$7	$—	$41,079	$13,236	$(7,517)	$(147)	$329	$47,012
Balance, January 1, 2012	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655
Stock compensation plans					490	(169)				321
Repurchase and retirement of common stock			(1)		(842)	(1,407)				(2,250)
Employee stock purchase plan					62					62
Dividends declared						(1,306)				(1,306)
Other comprehensive income (loss)	8							104		104
Contributions from (distributions to) noncontrolling interests, net	(353)								(119)	(119)
Other	(43)				2				84	86
Net income (loss)	1,270					4,685			103	4,788
Balance, September 30, 2012	$16,896	$25	$6	$—	$40,652	$15,774	$(7,517)	$(48)	$449	$49,341

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

Note 2: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended September 30
	2012			2011
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,113	2,668	$0.79	$908	2,739	$0.33
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		35			22
Diluted EPS attributable to Comcast Corporation shareholders	$2,113	2,703	$0.78	$908	2,761	$0.33

	Nine Months Ended September 30
	2012			2011
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$4,685	2,687	$1.74	$2,873	2,757	$1.04
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		37			32
Diluted EPS attributable to Comcast Corporation shareholders	$4,685	2,724	$1.72	$2,873	2,789	$1.03

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) for the three and nine months ended September 30, 2012 excludes 21 million and 37 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and nine months ended September 30, 2011, diluted EPS excluded 54 million and 45 million, respectively, of potential common shares.

Note 3: Film and Television Costs

(in millions)	September 30, 2012	December 31, 2011
Film Costs:
Released, less amortization	$1,518	$1,428
Completed, not released	137	148
In production and in development	1,020	1,374
	2,675	2,950
Television Costs:
Released, less amortization	1,013	1,002
In production and in development	203	201
	1,216	1,203
Programming rights, less amortization	2,092	2,061
	5,983	6,214
Less: Current portion of programming rights	1,037	987
Film and television costs	$4,946	$5,227

Note 4: Investments

(in millions)	September 30, 2012	December 31, 2011
Fair value method	$4,144	$3,028
Equity Method:
A&E Television Networks	—	2,021
SpectrumCo	11	1,417
The Weather Channel	469	463
MSNBC.com	—	174
Clearwire LLC	—	69
Other	655	736
	1,135	4,880
Cost Method:
AirTouch	1,534	1,523
Other	539	477
	2,073	2,000
Total investments	7,352	9,908
Less: Current investments	1,401	54
Noncurrent investments	$5,951	$9,854

Fair Value Method

As of September 30, 2012, we held as collateral $4 billion of fair value method equity securities related to our obligations under prepaid forward sale agreements. As of September 30, 2012, our prepaid forward sale obligations were recorded at $3.4 billion within other current and noncurrent liabilities in our condensed consolidated balance sheet and had an estimated fair value of approximately $3.5 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Clearwire

In September 2012, we exchanged our ownership units in Clearwire Communications LLC (“Clearwire LLC”) and our voting Class B stock for 89 million Class A shares of Clearwire Corporation. Following this exchange, we now account for our investment as an available-for-sale security under the fair value method. As of September 30, 2012, the carrying value of our investment in Clearwire Corporation was $119 million.

Equity Method

A&E Television Networks

In March 2012, NBCUniversal exercised an option that required A&E Television Networks LLC (“A&E Television Networks”) to redeem a substantial portion of NBCUniversal’s equity interest in A&E Television Networks. In July 2012, NBCUniversal entered into a redemption agreement with A&E Television Networks whereby A&E Television Networks agreed to redeem NBCUniversal’s entire 15.8% equity interest for $3 billion.

In August 2012, NBCUniversal closed this transaction, received cash proceeds of $3 billion and recognized a pretax gain of $1 billion, which is included in other income (expense), net. The net income attributable to noncontrolling interests and our consolidated income tax expense associated with this transaction were $495 million and $196 million, respectively.

SpectrumCo

In August 2012, SpectrumCo, LLC (“SpectrumCo”) closed its agreement to sell its advanced wireless services (“AWS”) spectrum licenses to Verizon Wireless for $3.6 billion. Our portion of SpectrumCo’s gain on sale of its AWS spectrum licenses was $876 million for the three and nine months ended September 30, 2012, which is included in equity in net income (losses) of investees, net in our condensed consolidated statement of income. Following the close of the transaction, SpectrumCo distributed to us $2.3 billion, which represents our portion of the sale proceeds. These proceeds are reflected as a return of capital from investees in our condensed consolidated statement of cash flows.

MSNBC.com

In July 2012, NBCUniversal acquired the remaining 50% equity interest in MSNBC Interactive News, LLC and other related entities (“MSNBC.com”) that it did not already own. The total purchase price was $195 million, which was net of $100 million of cash and cash equivalents held at MSNBC.com that were acquired in the transaction, which were not previously attributable to NBCUniversal. MSNBC.com is now a wholly owned consolidated subsidiary of NBCUniversal.

Cost Method

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of September 30, 2012, the estimated fair value of the AirTouch preferred stock and the associated liability related to redeemable preferred shares issued by one of our consolidated subsidiaries was approximately $1.9 billion. The estimated fair values are primarily based on Level 2 inputs using pricing models whose inputs are derived from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Components of Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Gains on sales and exchanges of investments, net	$1	$6	$28	$27
Investment impairment losses	(1)	—	(22)	(3)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	500	(576)	988	(41)
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(470)	454	(920)	7
Interest and dividend income	32	28	89	80
Other, net	8	(59)	7	(67)
Investment income (loss), net	$70	$(147)	$170	$3

Note 5: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2011	$12,208	$12,744	$772	$1	$1,140	$9	$26,874
Acquisitions	—	311	—	—	—	—	311
Dispositions	(1)	—	—	—	—	—	(1)
Adjustments	—	(24)	(11)	—	(61)	—	(96)
Balance, September 30, 2012	$12,207	$13,031	$761	$1	$1,079	$9	$27,088

The increase in goodwill in our Cable Networks segment primarily relates to $232 million of goodwill associated with the acquisition of MSNBC.com and $71 million of goodwill associated with the acquisition of a controlling interest in a previously held equity method investment based in Brazil. The preliminary allocation of purchase price for these acquisitions, including the changes in goodwill, are not yet final and are subject to change. We will finalize the amounts recognized as we obtain the information necessary to complete the analyses, but no later than July 2013 and May 2013, respectively.

Note 6: Long-Term Debt

As of September 30, 2012, our debt had an estimated fair value of $46.1 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

In July 2012, we issued $1 billion aggregate principal amount of 3.125% senior notes due 2022 and $1.25 billion aggregate principal amount of 4.650% senior notes due 2042. A portion of the proceeds from this offering was used to fund the repayment in July 2012 of $202 million aggregate principal amount of our 10.625% senior subordinated debentures and the redemption of $575 million aggregate principal amount of our 6.625% senior notes.

In October 2012, NBCUniversal issued $1 billion aggregate principal amount of 2.875% senior notes due 2023 and $1 billion aggregate principal amount of 4.450% senior notes due 2043. A portion of the proceeds from this issuance will be used to redeem in November 2012 the $260 million aggregate principal amount outstanding of Universal Orlando’s 8.875% senior notes due 2015 and the $146 million aggregate principal amount outstanding of Universal Orlando’s 10.875% senior subordinated notes due 2016. The carrying amount of these senior notes and senior subordinated notes was recorded in the current portion of long-term debt in our condensed consolidated balance sheet as of September 30, 2012.

Debt Repayments and Redemptions

(in millions)	Nine Months Ended September 30, 2012
7% senior notes due 2055	$1,125
6.625% senior notes due 2056	575
9.8% senior notes due 2012	553
10.625% senior subordinated debentures due 2012	202
Other	50
Total	$2,505

Commercial Paper Program

During the nine months ended September 30, 2012, net repayments of commercial paper by NBCUniversal were $550 million.

Revolving Credit Facility

In June 2012, Comcast and Comcast Cable Communications, LLC entered into a new $6.25 billion revolving credit facility due June 2017 with a syndicate of banks, which may be used for general corporate purposes. The new revolving credit facility replaces our prior $6.8 billion revolving credit facility, which was terminated in connection with the execution of the new revolving credit facility. The interest rate on the new facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2012, the borrowing margin for borrowings based on the London Interbank Offered Rate (“LIBOR”) was 1.125%. The terms of the new revolving credit facility’s financial covenants and guarantees are substantially the same as those under the prior revolving credit facility. As of September 30, 2012, amounts available under the new facility totaled $5.8 billion.

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

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of September 30, 2012, neither we nor any of our counterparties were required to post collateral under the terms of the agreements.

During the three and nine months ended September 30, 2012, there were no significant changes in the composition of any of our derivative financial instruments or their classification in our condensed consolidated balance sheet. In addition, the impact of our derivative financial instruments on our condensed consolidated financial statements was not material for the three and nine months ended September 30, 2012 and 2011.

See Note 8 for additional information on the fair value of our derivative financial instruments as of September 30, 2012 and December 31, 2011.

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

Recurring Fair Value Measures

	Fair Value as of
	September 30, 2012				December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$3,866	$—	$—	$3,866	$2,895
Available-for-sale securities	226	29	21	276	131
Interest rate swap agreements	—	234	—	234	246
Foreign exchange contracts	—	10	—	10	10
Equity warrants	—	—	2	2	2
Total	$4,092	$273	$23	$4,388	$3,284

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$2,153	$—	$2,153	$1,234
Contractual obligations	—	—	984	984	1,004
Contingent consideration	—	—	650	650	583
Cross-currency swap agreements	—	8	—	8	69
Foreign exchange contracts	—	15	—	15	8
Total	$—	$2,176	$1,634	$3,810	$2,898

The fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain NBCUniversal entities, which are related to our contractual obligations, and the future net tax benefits that will affect the payments to GE, which are related to contingent consideration. The discount rates used in the measurements of fair value were between 5.6% and 13% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. The fair value adjustments to these financial liabilities are recorded in other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2011	$1,004	$583
Acquisition accounting adjustments	(20)	—
Fair value adjustments	65	106
Payments	(65)	(39)
Balance, September 30, 2012	$984	$650

Nonrecurring Fair Value Measures

We have assets and liabilities required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Fair value adjustments of $155 million were recorded during the nine months ended September 30, 2012.

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

	Nine Months Ended September 30
(in millions)	2012	2011
Net income attributable to Comcast Corporation	$4,685	$2,873
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the issuance of noncontrolling equity interest	—	1,657
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	2	—
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$4,687	$4,530

Note 10: Pension Plans and Postretirement Benefits

The tables below present the components of net periodic benefit expense related to our active pension plans and postretirement benefit plans.

	Three Months Ended September 30
	2012		2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$32	$7	$27	$8
Interest cost	4	7	3	7
Total benefits expense	$36	$14	$30	$15

	Nine Months Ended September 30
	2012		2011
(in millions)	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits
Service cost	$95	$23	$72	$23
Interest cost	13	22	9	22
Prior service cost	—	—	—	(13)
Other	(2)	—	—	—
Total benefits expense	$106	$45	$81	$32

In April 2012, NBCUniversal provided funding to its qualified defined benefit plan of $76 million. The expected return on the plan assets is 5%.

In October 2012, NBCUniversal provided notice to its plan participants of an amendment to both the qualified and nonqualified NBCUniversal defined benefit plans that will freeze future benefits effective December 31, 2012. In addition, effective January 1, 2013, NBCUniversal will provide additional benefits to eligible employees through its other retirement benefit plans.

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Stock options	$32	$30	$99	$86
Restricted share units	38	35	114	113
Employee stock purchase plans	4	4	12	10
Total	$74	$69	$225	$209

As of September 30, 2012, we had unrecognized pretax compensation expense related to nonvested stock options and nonvested RSUs of $353 million and $384 million, respectively.

For the three and nine months ended September 30, 2012, the employee cost associated with participation in our employee stock purchase plans was satisfied with payroll deductions of $14 million and $50 million, respectively. For the three and nine months ended September 30, 2011, the employee cost associated with participation in our employee stock purchase plans was satisfied with payroll deductions of $16 million and $44 million, respectively.

Note 12: Supplemental Financial Information

Receivables

(in millions)	September 30, 2012	December 31, 2011
Receivables, gross	$5,569	$4,978
Less: Allowance for returns and customer incentives	251	425
Less: Allowance for doubtful accounts	195	202
Receivables, net	$5,123	$4,351

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2012	September 30, 2011
Unrealized gains (losses) on marketable securities	$97	$22
Deferred gains (losses) on cash flow hedges	(90)	(149)
Unrecognized gains (losses) on employee benefit obligations	(54)	(18)
Cumulative translation adjustments	(1)	(2)
Accumulated other comprehensive income (loss), net of deferred taxes	$(48)	$(147)

Operating Costs and Expenses

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Programming and production	$5,726	$4,338	$15,017	$11,932
Cable Communications technical labor	590	597	1,757	1,758
Cable Communications customer service	485	474	1,460	1,403
Advertising, marketing and promotion	1,223	1,101	3,713	3,186
Other	3,512	3,255	9,986	9,080
Operating costs and expenses (excluding depreciation and amortization)	$11,536	$9,765	$31,933	$27,359

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2012	2011
Net income	$6,058	$3,572
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,815	5,638
Amortization of film and television costs	7,295	4,769
Share-based compensation	278	260
Noncash interest expense (income), net	158	111
Equity in net (income) losses of investees, net	(943)	40
Cash received from investees	178	228
Net (gain) loss on investment activity and other	(1,071)	97
Deferred income taxes	321	770
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in receivables, net	(763)	290
Change in film and television costs	(7,290)	(5,342)
Change in accounts payable and accrued expenses related to trade creditors	424	(242)
Change in other operating assets and liabilities	779	15
Net cash provided by operating activities	$11,239	$10,206

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Interest	$567	$612	$1,725	$1,809
Income taxes	$833	$596	$1,855	$1,166

Noncash Investing and Financing Activities

During the nine months ended September 30, 2012:

•	we acquired $602 million of property and equipment and intangible assets that were accrued but unpaid, which is a noncash investing activity

•	we recorded a liability of $432 million for a quarterly cash dividend of $0.1625 per common share paid in October 2012, which is a noncash financing activity

•	NBCUniversal acquired controlling interests in MSNBC.com and a previously held equity method investment based in Brazil

•	NBCUniversal entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

Note 13: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is recorded in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of September 30, 2012.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded in our condensed consolidated balance sheet as of September 30, 2012. The servicing fees are a component of net (loss) gain on sale, which is presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Interest (expense)	$(3)	$—	$(9)	$—
Net (loss) gain on sale(a)	$—	$(7)	$(1)	$(24)
Net cash proceeds (payments) on transfers(b)	$293	$(168)	$70	$(542)

(a)	Net (loss) gain on sale is included in other income (expense), net in our condensed consolidated statement of income.
(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our condensed consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

(in millions)	September 30, 2012	December 31, 2011
Monetized receivables sold	$896	$961
Deferred consideration	$372	$268

In addition to the amounts presented above, we had $1 billion and $781 million payable to our monetization programs as of September 30, 2012 and December 31, 2011, respectively. These amounts represent cash receipts that have not yet been remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. In April 2012, the District Court issued a decision dismissing some of the plaintiffs’ claims, but allowing two claims to proceed to trial. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling, and has scheduled oral argument for November 2012. In September 2012, the trial court stayed all trial and pretrial proceedings pending resolution of the Supreme Court appeal.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. In March 2012, a panel of the Ninth Circuit Court of Appeals affirmed the District Court’s order. In April 2012, the plaintiffs filed a petition for a rehearing, which the Ninth Circuit denied in May 2012. In August 2012, the plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court, and in October 2012, we filed a brief in opposition to the petition.

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

Note 15: Financial Data by Business Segment

We present our operations in five reportable business segments:

•	Cable Communications: Consists primarily of video, high-speed Internet and voice services (“cable services”) for residential and business customers in the United States.

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

•	Filmed Entertainment: Consists of the operations of Universal Pictures, which primarily produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended September 30, 2012
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,976	$3,998	$1,607	$2,391	$1,364
NBCUniversal
Cable Networks	2,165	809	192	617	56
Broadcast Television(c)	2,777	88	22	66	17
Filmed Entertainment	1,355	72	4	68	—
Theme Parks	614	316	65	251	55
Headquarters and Other(e)	8	(143)	54	(197)	81
Eliminations(f)	(97)	(2)	—	(2)	—
NBCUniversal	6,822	1,140	337	803	209
Corporate and Other	112	(101)	14	(115)	9
Eliminations(f)	(366)	(29)	2	(31)	—
Comcast Consolidated	$16,544	$5,008	$1,960	$3,048	$1,582

	Three Months Ended September 30, 2011
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,331	$3,714	$1,579	$2,135	$1,254
NBCUniversal
Cable Networks	2,097	751	183	568	7
Broadcast Television	1,511	(7)	24	(31)	16
Filmed Entertainment	1,096	54	6	48	2
Theme Parks	580	285	63	222	42
Headquarters and Other(e)	9	(132)	56	(188)	41
Eliminations(f)	(93)	—	—	—	—
NBCUniversal	5,200	951	332	619	108
Corporate and Other	107	(91)	23	(114)	46
Eliminations(f)	(299)	—	(1)	1	—
Comcast Consolidated	$14,339	$4,574	$1,933	$2,641	$1,408

	Nine Months Ended September 30, 2012
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$29,472	$12,054	$4,802	$7,252	$3,544
NBCUniversal
Cable Networks	6,555	2,402	553	1,849	87
Broadcast Television(c)	6,168	274	64	210	36
Filmed Entertainment	3,778	(5)	12	(17)	4
Theme Parks	1,565	708	190	518	154
Headquarters and Other(e)	31	(444)	150	(594)	195
Eliminations(f)	(299)	—	—	—	—
NBCUniversal	17,798	2,935	969	1,966	476
Corporate and Other	416	(255)	44	(299)	23
Eliminations(f)	(1,053)	(34)	—	(34)	—
Comcast Consolidated	$46,633	$14,700	$5,815	$8,885	$4,043

	Nine Months Ended September 30, 2011
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$27,756	$11,349	$4,791	$6,558	$3,488
NBCUniversal
Cable Networks(b)	5,902	2,262	523	1,739	37
Broadcast Television	4,094	218	54	164	33
Filmed Entertainment	2,972	(62)	15	(77)	4
Theme Parks(d)	1,376	607	133	474	82
Headquarters and Other(e)	34	(381)	120	(501)	83
Eliminations(f)	(856)	(234)	(54)	(180)	—
NBCUniversal	13,522	2,410	791	1,619	239
Corporate and Other	423	(319)	55	(374)	58
Eliminations(f)	(901)	1	1	—	—
Comcast Consolidated	$40,800	$13,441	$5,638	$7,803	$3,785

(a)	For the three and nine months ended September 30, 2012 and 2011, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended September 30		Nine Months Ended September 30
	2012	2011	2012	2011
Residential:
Video	50.3%	52.4%	51.1%	53.0%
High-speed Internet	24.1%	23.6%	24.1%	23.4%
Voice	9.0%	9.5%	9.0%	9.4%
Business services	6.2%	5.0%	5.9%	4.7%
Advertising	6.1%	5.3%	5.5%	5.3%
Other	4.3%	4.2%	4.4%	4.2%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For both the three and nine months ended September 30, 2012 and 2011, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

For the nine months ended September 30, 2011, our Cable Networks segment included the results of operations of the businesses we contributed to NBCUniversal, as well as the results of operations of the NBCUniversal contributed cable networks for the period January 29, 2011 through September 30, 2011.

(c)

For the three and nine months ended September 30, 2012, our Broadcast Television segment included all revenue and operating costs and expenses associated with our broadcast of the 2012 London Olympics, which generated $120 million of operating income before depreciation and amortization. This amount reflects the settlement of a $237 million liability associated with the unfavorable Olympics contract that had been recorded through the application of acquisition accounting in 2011.

(d)

For the period January 29, 2011 through June 30, 2011, we recorded Universal Orlando as an equity method investment in our consolidated results of operations. However, our Theme Parks segment included the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011to reflect our measure of operating performance for our Theme Parks segment.

(e)	NBCUniversal Headquarters and Other activities included costs and expenses associated with overhead, employee benefits and headquarter initiatives.

(f)

NBCUniversal eliminations for the nine months ended September 30, 2011 included the elimination of the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. These results were not included in NBCUniversal’s total and our consolidated results of operations for the period January 29, 2011 through June 30, 2011 because we recorded Universal Orlando as an equity method investment during this period.

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

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment

(g)	No single customer accounted for a significant amount of revenue in any period.

(h)

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

Note 16: Condensed Consolidating Financial Information

Comcast Corporation (“Comcast Parent”) and four of our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Corporation provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Comcast Corporation does not guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Condensed Consolidating Balance Sheet

September 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$8,899	$—	$8,899
Investments	—	—	—	—	1,401	—	1,401
Receivables, net	—	—	—	—	5,123	—	5,123
Programming rights	—	—	—	—	1,037	—	1,037
Other current assets	220	17	4	—	1,365	—	1,606
Total current assets	220	17	4	—	17,825	—	18,066
Film and television costs	—	—	—	—	4,946	—	4,946
Investments	—	—	—	—	5,951	—	5,951
Investments in and amounts due from subsidiaries eliminated upon consolidation	73,335	95,225	48,954	86,304	40,884	(344,702)	—
Property and equipment, net	248	—	—	—	26,736	—	26,984
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	27,088	—	27,088
Other intangible assets, net	11	—	—	—	17,860	—	17,871
Other noncurrent assets, net	1,090	1	—	147	1,813	(867)	2,184
Total assets	$74,904	$95,243	$48,958	$86,451	$202,467	$(345,569)	$162,454

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,234	$—	$6,250
Accrued participations and residuals	—	—	—	—	1,282	—	1,282
Accrued expenses and other current liabilities	1,170	294	24	275	5,241	—	7,004
Current portion of long-term debt	—	2,112	243	—	444	—	2,799
Total current liabilities	1,186	2,406	267	275	13,201	—	17,335
Long-term debt, less current portion	23,029	1,827	1,514	117	9,304	—	35,791
Deferred income taxes	—	—	—	747	30,208	(724)	30,231
Other noncurrent liabilities	1,797	—	—	—	11,206	(143)	12,860
Redeemable noncontrolling interests	—	—	—	—	16,896	—	16,896
Equity:
Common stock	31	—	—	—	—	—	31
Other shareholders’ equity	48,861	91,010	47,177	85,312	121,203	(344,702)	48,861
Total Comcast Corporation shareholders’ equity	48,892	91,010	47,177	85,312	121,203	(344,702)	48,892
Noncontrolling interests	—	—	—	—	449	—	449
Total equity	48,892	91,010	47,177	85,312	121,652	(344,702)	49,341
Total liabilities and equity	$74,904	$95,243	$48,958	$86,451	$202,467	$(345,569)	$162,454

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,620	$—	$1,620
Investments	—	—	—	—	54	—	54
Receivables, net	—	—	—	—	4,351	—	4,351
Programming rights	—	—	—	—	987	—	987
Other current assets	235	8	3	—	1,315	—	1,561
Total current assets	235	8	3	—	8,327	—	8,573
Film and television costs	—	—	—	—	5,227	—	5,227
Investments	—	—	—	—	9,854	—	9,854
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,222	89,568	45,725	88,336	36,949	(331,800)	—
Property and equipment, net	262	—	—	—	27,297	—	27,559
Franchise rights	—	—	—	—	59,376	—	59,376
Goodwill	—	—	—	—	26,874	—	26,874
Other intangible assets, net	9	—	—	—	18,156	—	18,165
Other noncurrent assets, net	912	30	5	148	1,761	(666)	2,190
Total assets	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$10	$—	$—	$—	$5,695	$—	$5,705
Accrued participations and residuals	—	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	1,030	189	77	272	3,346	—	4,914
Current portion of long-term debt	26	—	554	202	585	—	1,367
Total current liabilities	1,066	189	631	474	10,881	—	13,241
Long-term debt, less current portion	22,451	3,953	1,764	111	9,663	—	37,942
Deferred income taxes	—	—	—	727	29,728	(523)	29,932
Other noncurrent liabilities	1,849	—	—	—	11,328	(143)	13,034
Redeemable noncontrolling interests	—	—	—	—	16,014	—	16,014
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	47,242	85,464	43,338	87,172	115,826	(331,800)	47,242
Total Comcast Corporation shareholders’ equity	47,274	85,464	43,338	87,172	115,826	(331,800)	47,274
Noncontrolling interests	—	—	—	—	381	—	381
Total equity	47,274	85,464	43,338	87,172	116,207	(331,800)	47,655
Total liabilities and equity	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$16,544	$—	$16,544
Management fee revenue	211	205	129	—	—	(545)	—
	211	205	129	—	16,544	(545)	16,544
Costs and Expenses:
Operating costs and expenses	99	205	129	—	11,648	(545)	11,536
Depreciation	8	—	—	—	1,541	—	1,549
Amortization	1	—	—	—	410	—	411
	108	205	129	—	13,599	(545)	13,496
Operating income (loss)	103	—	—	—	2,945	—	3,048
Other Income (Expense):
Interest expense	(363)	(81)	(33)	(4)	(152)	—	(633)
Investment income (loss), net	1	—	—	(3)	72	—	70
Equity in net income (losses) of investees, net	2,281	1,641	1,216	2,047	911	(7,185)	911
Other income (expense), net	—	—	—	—	987	—	987
	1,919	1,560	1,183	2,040	1,818	(7,185)	1,335
Income (loss) before income taxes	2,022	1,560	1,183	2,040	4,763	(7,185)	4,383
Income tax (expense) benefit	91	28	12	3	(1,539)	—	(1,405)
Net income (loss)	2,113	1,588	1,195	2,043	3,224	(7,185)	2,978
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(865)	—	(865)
Net income (loss) attributable to Comcast Corporation	$2,113	$1,588	$1,195	$2,043	$2,359	$(7,185)	$2,113
Comprehensive income (loss) attributable to Comcast Corporation	$2,235	$1,591	$1,195	$2,043	$2,444	$(7,273)	$2,235

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$14,339	$—	$14,339
Management fee revenue	200	194	119	—	—	(513)	—
	200	194	119	—	14,339	(513)	14,339
Costs and Expenses:
Operating costs and expenses	84	194	119	—	9,881	(513)	9,765
Depreciation	8	—	—	—	1,532	—	1,540
Amortization	—	—	—	—	393	—	393
	92	194	119	—	11,806	(513)	11,698
Operating income (loss)	108	—	—	—	2,533	—	2,641
Other Income (Expense):
Interest expense	(358)	(82)	(43)	(8)	(146)	—	(637)
Investment income (loss), net	1	—	—	(5)	(143)	—	(147)
Equity in net income (losses) of investees, net	1,072	1,369	787	1,338	(40)	(4,566)	(40)
Other income (expense), net	(3)	—	—	—	(9)	—	(12)
	712	1,287	744	1,325	(338)	(4,566)	(836)
Income (loss) before income taxes	820	1,287	744	1,325	2,195	(4,566)	1,805
Income tax (expense) benefit	88	29	15	5	(776)	—	(639)
Net income (loss)	908	1,316	759	1,330	1,419	(4,566)	1,166
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(258)	—	(258)
Net income (loss) attributable to Comcast Corporation	$908	$1,316	$759	$1,330	$1,161	$(4,566)	$908
Comprehensive income (loss) attributable to Comcast Corporation	$866	$1,319	$759	$1,330	$1,155	$(4,563)	$866

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$46,633	$—	$46,633
Management fee revenue	625	610	381	—	—	(1,616)	—
	625	610	381	—	46,633	(1,616)	46,633
Costs and Expenses:
Operating costs and expenses	290	610	381	—	32,268	(1,616)	31,933
Depreciation	23	—	—	—	4,571	—	4,594
Amortization	3	—	—	—	1,218	—	1,221
	316	610	381	—	38,057	(1,616)	37,748
Operating income (loss)	309	—	—	—	8,576	—	8,885
Other Income (Expense):
Interest expense	(1,084)	(246)	(102)	(20)	(446)	—	(1,898)
Investment income (loss), net	4	—	—	(2)	168	—	170
Equity in net income (losses) of investees, net	5,186	4,863	3,591	5,171	943	(18,811)	943
Other income (expense), net	—	—	—	—	924	—	924
	4,106	4,617	3,489	5,149	1,589	(18,811)	139
Income (loss) before income taxes	4,415	4,617	3,489	5,149	10,165	(18,811)	9,024
Income tax (expense) benefit	270	86	36	8	(3,366)	—	(2,966)
Net income (loss)	4,685	4,703	3,525	5,157	6,799	(18,811)	6,058
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(1,373)	—	(1,373)
Net income (loss) attributable to Comcast Corporation	$4,685	$4,703	$3,525	$5,157	$5,426	$(18,811)	$4,685
Comprehensive income (loss) attributable to Comcast Corporation	$4,789	$4,710	$3,525	$5,157	$5,506	$(18,898)	$4,789

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$40,800	$—	$40,800
Management fee revenue	598	574	353	—	—	(1,525)	—
	598	574	353	—	40,800	(1,525)	40,800
Costs and Expenses:
Operating costs and expenses	321	574	353	5	27,631	(1,525)	27,359
Depreciation	22	—	—	—	4,482	—	4,504
Amortization	2	—	—	—	1,132	—	1,134
	345	574	353	5	33,245	(1,525)	32,997
Operating income (loss)	253	—	—	(5)	7,555	—	7,803
Other Income (Expense):
Interest expense	(1,077)	(255)	(129)	(24)	(378)	—	(1,863)
Investment income (loss), net	4	—	—	—	(1)	—	3
Equity in net income (losses) of investees, net	3,419	4,028	2,386	4,054	(40)	(13,887)	(40)
Other income (expense), net	(19)	—	—	1	(64)	—	(82)
	2,327	3,773	2,257	4,031	(483)	(13,887)	(1,982)
Income (loss) before income taxes	2,580	3,773	2,257	4,026	7,072	(13,887)	5,821
Income tax (expense) benefit	293	89	45	10	(2,686)	—	(2,249)
Net income (loss)	2,873	3,862	2,302	4,036	4,386	(13,887)	3,572
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(699)	—	(699)
Net income (loss) attributable to Comcast Corporation	$2,873	$3,862	$2,302	$4,036	$3,687	$(13,887)	$2,873
Comprehensive income (loss) attributable to Comcast Corporation	$2,825	$3,869	$2,302	$4,036	$3,680	$(13,887)	$2,825

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(393)	$(39)	$(122)	$(4)	$11,797	$—	$11,239
Investing Activities:
Net transactions with affiliates	3,015	39	675	205	(3,934)	—	—
Capital expenditures	(8)	—	—	—	(4,035)	—	(4,043)
Cash paid for intangible assets	(4)	—	—	—	(601)	—	(605)
Acquisitions, net of cash acquired	—	—	—	—	(95)	—	(95)
Proceeds from sales of businesses and investments	—	—	—	—	3,095	—	3,095
Return of capital from investees	—	—	—	—	2,281	—	2,281
Purchases of investments	—	—	—	—	(191)	—	(191)
Other	—	—	—	1	67	—	68
Net cash provided by (used in) investing activities	3,003	39	675	206	(3,413)	—	510
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1)	—	—	—	(554)	—	(555)
Proceeds from borrowings	2,248	—	—	—	—	—	2,248
Repurchases and repayments of debt	(1,726)	—	(553)	(202)	(24)	—	(2,505)
Repurchases and retirements of common stock	(2,250)	—	—	—	—	—	(2,250)
Dividends paid	(1,176)	—	—	—	—	—	(1,176)
Issuances of common stock	215	—	—	—	—	—	215
Distributions (to) from noncontrolling interests	—	—	—	—	(497)	—	(497)
Other	80	—	—	—	(30)	—	50
Net cash provided by (used in) financing activities	(2,610)	—	(553)	(202)	(1,105)	—	(4,470)
Increase (decrease) in cash and cash equivalents	—	—	—	—	7,279	—	7,279
Cash and cash equivalents, beginning of period	—	—	—	—	1,620	—	1,620
Cash and cash equivalents, end of period	$—	$—	$—	$—	$8,899	$—	$8,899

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(476)	$(60)	$(141)	$(19)	$10,902	$—	$10,206
Investing Activities:
Net transactions with affiliates	3,066	760	141	19	(3,986)	—	—
Capital expenditures	(4)	—	—	—	(3,781)	—	(3,785)
Cash paid for intangible assets	(2)	—	—	—	(503)	—	(505)
Acquisitions, net of cash acquired	—	—	—	—	(6,407)	—	(6,407)
Proceeds from sales of businesses and investments	—	—	—	—	154	—	154
Return of capital from investees	—	—	—	—	6	—	6
Purchases of investments	—	—	—	—	(85)	—	(85)
Other	—	—	—	—	(39)	—	(39)
Net cash provided by (used in) investing activities	3,060	760	141	19	(14,641)	—	(10,661)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	397	300	—	—	945	—	1,642
Repurchases and repayments of debt	(750)	(1,000)	—	—	(1,063)	—	(2,813)
Repurchases and retirements of common stock	(1,650)	—	—	—	—	—	(1,650)
Dividends paid	(881)	—	—	—	—	—	(881)
Issuances of common stock	252	—	—	—	—	—	252
Distributions (to) from noncontrolling interests	—	—	—	—	(237)	—	(237)
Other	48	—	—	—	(84)	—	(36)
Net cash provided by (used in) financing activities	(2,584)	(700)	—	—	(439)	—	(3,723)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,178)	—	(4,178)
Cash and cash equivalents, beginning of period	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of period	$—	$—	$—	$—	$1,806	$—	$1,806

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

Cable Communications

We are one of the nation’s leading providers of video, high-speed Internet and voice services to residential and business customers. As of September 30, 2012, our cable systems served 22 million video customers, 19 million high-speed Internet customers and 9.8 million voice customers and passed more than 52 million homes and businesses in 39 states and the District of Columbia. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the nine months ended September 30, 2012, our Cable Communications segment generated 63% of our consolidated revenue and more than 80% of our operating income before depreciation and amortization.

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

Cable Networks

Our Cable Networks segment consists primarily of our national cable networks, which provide entertainment, news and information, and sports programming, our regional sports and news networks, our international cable networks, our cable television production studio, and our related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising, and the licensing and sale of our owned programming.

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

Corporate and Other

Our other business interests primarily include Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center, a large, multipurpose arena in Philadelphia. Comcast-Spectacor also owns Global Spectrum, which provides venue management services, and Ovations Food Services, which provides food services for sporting events, concerts and other events.

Significant Developments

The following are the more significant developments in our businesses during the nine months ended September 30, 2012:

•	our broadcasts of the 2012 Super Bowl and 2012 London Olympics, which resulted in a combined increase in Broadcast Television segment revenue of $1.4 billion

•	the completion of SpectrumCo’s transaction to sell its AWS spectrum licenses to Verizon Wireless for $3.6 billion, of which our portion of the proceeds was $2.3 billion

•	the redemption by A&E Television Networks of NBCUniversal’s 15.8% equity interest in A&E Television Networks for $3 billion in cash proceeds

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2012	2011		2012	2011
Revenue	$16,544	$14,339	15.4%	$46,633	$40,800	14.3%
Costs and Expenses:
Operating costs and expenses	11,536	9,765	18.1	31,933	27,359	16.7
Depreciation	1,549	1,540	0.6	4,594	4,504	2.0
Amortization	411	393	4.9	1,221	1,134	7.8
Operating income	3,048	2,641	15.4	8,885	7,803	13.9
Other income (expense) items, net	1,335	(836)	NM	139	(1,982)	107.1
Income before income taxes	4,383	1,805	142.8	9,024	5,821	55.0
Income tax expense	(1,405)	(639)	120.0	(2,966)	(2,249)	31.9
Net income	2,978	1,166	155.4	6,058	3,572	69.6
Net (income) loss attributable to noncontrolling interests	(865)	(258)	NM	(1,373)	(699)	96.5
Net income attributable to Comcast Corporation	$2,113	$908	132.8%	$4,685	$2,873	63.0%

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

We also incurred transaction costs directly related to the NBCUniversal transaction in 2011. Incremental expenses were primarily related to legal, accounting and valuation services and investment banking fees. In addition, NBCUniversal incurred transaction-related costs associated with severance and other related compensation charges. Total transaction-related expenses incurred during the three and nine months ended September 30, 2011 were $14 million and $143 million, respectively.

For a more complete discussion of the NBCUniversal and Universal Orlando transactions, refer to our consolidated financial statements included in our 2011 Annual Report on Form 10-K.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Because we broadcasted the 2012 Super Bowl in February 2012 and the 2012 London Olympics in July and August 2012, during the nine months ended September 30, 2012, our advertising revenue increased as a result of increased demand for advertising time and our operating costs and expenses also increased as a result of our programming and production costs and amortization of the related rights fees. All of the revenue and operating costs and expenses associated with our broadcasts of the 2012 Super Bowl and the 2012 London Olympics are reported in our Broadcast Television segment.

Consolidated Revenue

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated revenue for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The remaining changes in consolidated revenue related to our other business activities, primarily Comcast-Spectacor. Revenue for our Cable Communications and NBCUniversal segments is discussed separately under the heading “Segment Operating Results.”

Consolidated Operating Costs and Expenses

Our Cable Communications segment and the NBCUniversal segments accounted for substantially all of the increases in consolidated operating costs and expenses for the three and nine months ended September 30, 2012 compared to the same periods in 2011. The remaining changes in consolidated operating costs and expenses related to our other business activities, primarily Comcast-Spectacor. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately under the heading “Segment Operating Results.”

Consolidated Depreciation and Amortization

Consolidated depreciation and amortization increased slightly for the three months ended September 30, 2012 compared to the same period in 2011. Consolidated depreciation and amortization increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the impact of consolidating NBCUniversal and Universal Orlando following the close of each transaction.

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

Cable Communications Segment—Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue
Residential:
Video	$5,021	$4,892	$129	2.7%
High-speed Internet	2,403	2,209	194	8.8
Voice	895	883	12	1.5
Business services	621	464	157	33.6
Advertising	607	492	115	23.5
Other	429	391	38	9.4
Total revenue	9,976	9,331	645	6.9
Operating costs and expenses
Programming	2,095	1,960	135	6.9
Technical labor	590	597	(7)	(1.1)
Customer service	485	474	11	2.4
Marketing	729	649	80	12.3
Other	2,079	1,937	142	7.2
Total operating costs and expenses	5,978	5,617	361	6.4
Operating income before depreciation and amortization	$3,998	$3,714	$284	7.7%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue
Residential:
Video	$15,069	$14,724	$345	2.3%
High-speed Internet	7,106	6,501	605	9.3
Voice	2,662	2,621	41	1.6
Business services	1,744	1,293	451	34.9
Advertising	1,635	1,459	176	12.1
Other	1,256	1,158	98	8.3
Total revenue	29,472	27,756	1,716	6.2
Operating costs and expenses
Programming	6,280	5,882	398	6.8
Technical labor	1,757	1,758	(1)	(0.0)
Customer service	1,460	1,403	57	4.1
Marketing	2,024	1,819	205	11.3
Other	5,897	5,545	352	6.3
Total operating costs and expenses	17,418	16,407	1,011	6.2
Operating income before depreciation and amortization	$12,054	$11,349	$705	6.2%

Customer Metrics

	Total Customers		Net Additional Customers
	September 30,	September 30,	Three Months Ended	Nine Months Ended
(in thousands)	2012	2011	September 30, 2012
Video customers	22,002	22,348	(117)	(330)
High-speed Internet customers	19,025	17,808	287	882
Voice customers	9,787	9,196	123	445

Customer data includes residential and business customers.

Cable Communications Segment—Revenue

Our average monthly total revenue per video customer for the three months ended September 30, 2012 increased to $151 from $139 for the three months ended September 30, 2011. Our average monthly total revenue per video customer for the nine months ended September 30, 2012 increased to $148 from $137 for the nine months ended September 30, 2011. The increases in average monthly total revenue per video customer were primarily due to increases in the number of residential customers receiving multiple services, rate adjustments, higher contributions from business services and declines in the total number of video customers.

Video

Our video revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to rate adjustments and additional residential customers receiving higher levels of video service, which were partially offset by declines in the number of residential video customers. For the three and nine months ended September 30, 2012, the number of video customers decreased primarily due to competitive pressures in our service areas. We may experience further declines in the number of residential video customers. As of September 30, 2012, 54% of our digital video customers subscribed to at least one of our high-definition television (“HDTV”) or digital video recorder (“DVR”) services.

High-Speed Internet

Our high-speed Internet revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of residential customers, rate adjustments and additional residential customers receiving higher levels of service.

Voice

Our voice revenue increased slightly for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of residential customers, including those receiving multiple services as part of promotional offers.

Business Services

Our business services revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of business customers.

Advertising

Our advertising revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in political and automotive advertising revenue and improvements in the local and regional advertising markets.

Other

Our other revenue increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in franchise and other regulatory fees.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in fees charged by programming networks and fees incurred to secure rights for additional programming options for our customers. Technical labor expenses decreased slightly for the three months ended September 30, 2012 and remained flat for the nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to an increase in customer self-installation activities. Customer service expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in labor costs associated with higher levels of customer service activity. Marketing expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in the number of sales employees and media spending for residential and business services. Other operating costs and expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to increases in activity related to business services, advertising, network operations, and franchise and other regulatory fees.

NBCUniversal Segments Overview

The discussion below compares the NBCUniversal segments’ actual results for the three months ended September 30, 2012 to the actual results for the same period in 2011, and the actual results for the nine months ended September 30, 2012 to pro forma combined results for the same period in 2011. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments for 2011 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of these segments for the current period. Our pro forma amounts presented in the tables below include adjustments as if the NBCUniversal and Universal Orlando transactions had occurred on January 1, 2010. Our pro forma data was also adjusted for the effects of acquisition accounting and the elimination of costs and expenses directly related to the transactions but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses or Universal Orlando since January 1, 2010, nor of our future results.

The operating results of the NBCUniversal segments for the three and nine months ended September 30, 2012 and 2011 are presented in the table below.

	Actual
	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue
Cable Networks	$2,165	$2,097	$68	3.2%
Broadcast Television	2,777	1,511	1,266	83.8
Filmed Entertainment	1,355	1,096	259	23.6
Theme Parks	614	580	34	5.8
Headquarters, other and eliminations	(89)	(84)	(5)	(5.5)
Total revenue	$6,822	$5,200	$1,622	31.2%
Operating Income Before Depreciation and Amortization
Cable Networks	$809	$751	$58	7.6%
Broadcast Television	88	(7)	95	NM
Filmed Entertainment	72	54	18	31.1
Theme Parks	316	285	31	11.2
Headquarters, other and eliminations	(145)	(132)	(13)	(8.6)
Total operating income before depreciation and amortization	$1,140	$951	$189	19.9%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/(Decrease)
(in millions)	Nine Months Ended September 30	Nine Months Ended September 30(a)	NBCUniversal Businesses(b)	Nine Months Ended September 30	$	%
Revenue
Cable Networks	$6,555	$5,902	$388	$6,290	$265	4.2%
Broadcast Television	6,168	4,094	464	4,558	1,610	35.3
Filmed Entertainment	3,778	2,972	353	3,325	453	13.6
Theme Parks	1,565	1,376	115	1,491	74	4.9
Headquarters, other and eliminations	(268)	(822)	544	(278)	10	3.8
Total revenue	$17,798	$13,522	$1,864	$15,386	$2,412	15.7%
Operating Income Before Depreciation and Amortization
Cable Networks	$2,402	$2,262	$152	$2,414	$(12)	(0.5)%
Broadcast Television	274	218	(15)	203	71	35.2
Filmed Entertainment	(5)	(62)	(3)	(65)	60	92.2
Theme Parks	708	607	37	644	64	10.0
Headquarters, other and eliminations	(444)	(615)	136	(479)	35	7.5
Total operating income before depreciation and amortization	$2,935	$2,410	$307	$2,717	$218	8.0%

(a)

Actual amounts include the results of operations of the businesses we contributed to NBCUniversal for the nine months ended September 30, 2011, as well as the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 29, 2011 through September 30, 2011. Headquarters, other and eliminations includes the elimination of the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 in order to reconcile to our condensed consolidated financial statements because Universal Orlando was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and Universal Orlando for the six months ended June 30, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Cable Networks Segment—Actual and Pro Forma Results of Operations

	Actual		Increase/(Decrease)
	Three Months Ended September 30
(in millions)	2012	2011	$	%
Revenue
Distribution	$1,157	$1,095	$62	5.7%
Advertising	807	803	4	0.6
Content licensing and other	201	199	2	0.6
Total revenue	2,165	2,097	68	3.2
Operating costs and expenses	1,356	1,346	10	0.8
Operating income before depreciation and amortization	$809	$751	$58	7.6%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/(Decrease)
(in millions)	Nine Months Ended September 30	Nine Months Ended September 30(a)	NBCUniversal Businesses(b)	Nine Months Ended September 30	$	%
Revenue
Distribution	$3,467	$3,101	$188	$3,289	$178	5.4%
Advertising	2,545	2,297	162	2,459	86	3.5
Content licensing and other	543	504	38	542	1	0.1
Total revenue	6,555	5,902	388	6,290	265	4.2
Operating costs and expenses	4,153	3,640	236	3,876	277	7.1
Operating income before depreciation and amortization	$2,402	$2,262	$152	$2,414	$(12)	(0.5)%

(a)

Actual amounts include the results of operations for the Comcast Content Business for the nine months ended September 30, 2011 and the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through September 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase in distribution revenue as a result of rate increases. Advertising revenue remained flat compared to the same period in 2011 due to an increase in the price and volume of advertising units sold, which was partially offset by continuing declines in audience ratings at certain of our cable networks.

Our Cable Networks revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 due to increases in distribution and advertising revenue. The increase in distribution revenue was primarily due to rate increases, and the increase in advertising revenue was primarily due to increases in the price and volume of advertising units sold, which was partially offset by continuing declines in audience ratings at certain of our cable networks.

For both the three and nine months ended September 30, 2012, 13% of our total Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and nine months ended September 30, 2011, 13% of our total Cable Networks segment revenue and pro forma combined revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

The current collective bargaining agreement between the National Hockey League (“NHL”) and its players’ association expired at the end of the 2011-12 season. If the NHL player lockout continues, the number of NHL games that we broadcast on our cable and broadcast networks, and our results of operations associated with these broadcasts, may be affected.

Cable Networks Segment—Operating Costs and Expenses

Our operating costs and expenses remained flat for the three months ended September 30, 2012 compared to the same period in 2011. Our operating costs and expenses increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to higher programming and production expenses resulting from our continuing investment in original programming and an increase in sports rights costs.

Broadcast Television Segment—Actual and Pro Forma Results of Operations

	Actual
	Three Months Ended September 30		Increase/(Decrease)
(in millions)	2012	2011	$	%
Revenue
Advertising	$1,988	$974	$1,014	104.1%
Content licensing	385	399	(14)	(3.4)
Other	404	138	266	192.0
Total revenue	2,777	1,511	1,266	83.8
Operating costs and expenses	2,689	1,518	1,171	77.1
Operating income (loss) before depreciation and amortization	$88	$(7)	$95	NM

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/(Decrease)
(in millions)	Nine Months Ended September 30	For the Period January 29 through September 30(a)	NBCUniversal Businesses(b)	Nine Months Ended September 30	$	%
Revenue
Advertising	$4,367	$2,683	$315	$2,998	$1,369	45.7%
Content licensing	1,173	1,080	111	1,191	(18)	(1.5)
Other	628	331	38	369	259	70.1
Total revenue	6,168	4,094	464	4,558	1,610	35.3
Operating costs and expenses	5,894	3,876	479	4,355	1,539	35.3
Operating income (loss) before depreciation and amortization	$274	$218	$(15)	$203	$71	35.2%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through September 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Broadcast Television Segment—Revenue

Our Broadcast Television revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to our broadcast of the 2012 London Olympics, which resulted in significant increases in both advertising and other revenue totaling $1.2 billion. Excluding the impact of the 2012 London Olympics, Broadcast Television revenue increased 5% for the three months ended September 30, 2012, primarily due to an increase in the price and volume of advertising units sold, including the impact of higher political advertising in 2012.

Our Broadcast Television revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to our broadcasts of the 2012 London Olympics and the 2012 Super Bowl. Excluding the impact of both of these events, Broadcast Television revenue increased 4% for the nine months ended September 30, 2012, primarily due to an increase in advertising revenue resulting from an increase in the price of advertising units sold.

Broadcast Television Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to an increase in programming and production costs of $1.1 billion associated with our broadcast of the 2012 London Olympics. Excluding these costs, operating costs and expenses for the three months ended September 30, 2012 increased 7% primarily due to an increase in programming and production costs, including the impact of the early start to our 2012 fall primetime schedule.

Our operating costs and expenses increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to the increase in programming and production costs associated with our broadcast of the 2012 London Olympics and the 2012 Super Bowl.

Filmed Entertainment Segment—Actual and Pro Forma Results of Operations

	Actual
	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue
Theatrical	$410	$196	$214	109.3%
Content licensing	368	337	31	9.1
Home entertainment	482	427	55	12.9
Other	95	136	(41)	(30.3)
Total revenue	1,355	1,096	259	23.6
Operating costs and expenses	1,283	1,042	241	23.2
Operating income (loss) before depreciation and amortization	$72	$54	$18	31.1%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/ (Decrease)
(in millions)	Nine Months Ended September 30	For the Period January 29 through September 30(a)	NBCUniversal Businesses(b)	Nine Months Ended September 30	$	%
Revenue
Theatrical	$1,176	$816	$58	$874	$302	34.6%
Content licensing	1,127	867	171	1,038	89	8.5
Home entertainment	1,179	947	96	1,043	136	13.0
Other	296	342	28	370	(74)	(19.8)
Total revenue	3,778	2,972	353	3,325	453	13.6
Operating costs and expenses	3,783	3,034	356	3,390	393	11.6
Operating income (loss) before depreciation and amortization	$(5)	$(62)	$(3)	$(65)	$60	92.2%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through September 30, 2011.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in theatrical, home entertainment and content licensing revenue. The increase in theatrical revenue was due to the performance of our 2012 releases, including Ted and The Bourne Legacy, compared to same period in 2011. The increase in home entertainment revenue was due to an increase in the number of titles released and the performance of our current year releases compared to the same period in 2011. The increase in content licensing revenue was primarily due to a higher volume of our owned and acquired films made available to licensees in 2012.

Our Filmed Entertainment revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in theatrical, home entertainment and content licensing revenue. The increase in theatrical revenue was due to the performance of our 2012 releases, which included Ted, Dr. Seuss’ The Lorax, Safe House and The Bourne Legacy, compared to the same period in 2011. The increase in home entertainment revenue was primarily due to the performance of our current year releases compared to the same period in 2011. The increase in content licensing revenue was primarily due to a higher volume of our owned and acquired films made available to licensees in 2012.

Filmed Entertainment Segment—Operating Costs and Expenses

Our operating costs and expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 due to increases in the amortization of film costs primarily associated with the increase in theatrical revenue from our 2012 releases.

Our operating costs and expenses increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to higher amortization of film costs resulting from the increase in theatrical revenue and the underperformance of Battleship, as well as an increase in marketing costs associated with our 2012 theatrical and home entertainment releases.

Theme Parks Segment—Actual and Pro Forma Results of Operations

	Actual
	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2012	2011	$	%
Revenue	$614	$580	$34	5.8%
Operating costs and expenses	298	295	3	0.7
Operating income before depreciation and amortization	$316	$285	$31	11.2%

	2012	2011
	Actual	Actual	Pro Forma	Pro Forma Combined	Increase/(Decrease)
(in millions)	Nine Months Ended September 30	For the Period January 29 through September 30(a)	NBCUniversal Businesses(b)	Nine Months Ended September 30	$	%
Revenue	$1,565	$1,376	$115	$1,491	$74	4.9%
Operating costs and expenses	857	769	78	847	10	1.1
Operating income before depreciation and amortization	$708	$607	$37	$644	$64	10.0%

(a)

Actual amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 29, 2011 through September 30, 2011. The results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 are included in segment results above but are not included in total NBCUniversal and our consolidated results because Universal Orlando was recorded as an equity method investment during that period.

(b)

Pro forma amounts include the results of operations for the NBCUniversal acquired businesses and Universal Orlando for the period January 1, 2011 through January 28, 2011 and other pro forma adjustments that include the effects of acquisition accounting.

Theme Parks Segment—Revenue

Our Theme Parks segment revenue increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due higher guest attendance at our Universal theme parks.

Our Theme Parks segment revenue increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to higher guest attendance and increases in per capita spending at our Universal theme parks.

Theme Parks Segment—Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses increased for the three and nine months ended September 30, 2012 compared to the same periods in 2011 primarily due to additional costs associated with higher guest attendance at our Universal theme parks.

Headquarters, Other and Eliminations

Headquarters and other operating costs and expenses increased for the three months ended September 30, 2012 compared to the same period in 2011 primarily due to increases in administrative costs.

Headquarters and other operating costs and expenses decreased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to transaction-related costs associated with the NBCUniversal transaction, including severance and other compensation-related costs, included in the prior year period.

Eliminations include the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. Our Theme Parks segment included the results of operations of Universal Orlando for this period because these amounts reflected our segment performance measure. These amounts were not included when we measured total NBCUniversal and our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the period January 29, 2011 through June 30, 2011.

Consolidated Other Income (Expense) Items

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2012	2011	2012	2011
Interest expense	$(633)	$(637)	$(1,898)	$(1,863)
Investment income (loss), net	70	(147)	170	3
Equity in net income (losses) of investees, net	911	(40)	943	(40)
Other income (expense), net	987	(12)	924	(82)
Total	$1,335	$(836)	$139	$(1,982)

Interest Expense

Interest expense remained flat for the three months ended September 30, 2012 compared to the same period in 2011. Interest expense increased for the nine months ended September 30, 2012 compared to the same period in 2011 primarily due to interest expense related to the consolidation of NBCUniversal and Universal Orlando, which was partially offset by a decrease in our outstanding debt.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2012 and 2011 are presented in a table in Note 4 to our condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The increases in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily due to income of $876 million related to SpectrumCo’s gain on the sale of its AWS spectrum licenses to Verizon Wireless. See Note 4 for additional information.

Other Income (Expense), Net

The increases in other income (expense), net for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily due to the $1 billion gain related to the sale of NBCUniversal’s equity interest in A&E Television Networks. See Note 4 for additional information.

Consolidated Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2012 and 2011 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, interest on uncertain tax positions, the partnership structure of NBCUniversal and foreign income taxes. The effective income tax rate for the three and nine months ended September 30, 2011 was also impacted by $137 million of income tax expense related to certain changes in state tax laws. We now expect our 2012 annual effective tax rate to be in the range of 33% to 35%, primarily due to the impact of the portion of the gain associated with NBCUniversal’s sale of its equity interest in A&E Television Network being attributable to our noncontrolling interest.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

The changes in net (income) loss attributable to noncontrolling interests for the three and nine months ended September 30, 2012 compared to the same periods in 2011 were primarily due to GE’s allocated share of the increases in earnings of NBCUniversal in the current year periods.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2012	2011
Operating income	$8,885	$7,803
Depreciation and amortization	5,815	5,638
Operating income before depreciation and amortization	14,700	13,441
Noncash share-based compensation	278	260
Changes in operating assets and liabilities	(254)	(721)
Cash basis operating income	14,724	12,980
Payments of interest	(1,725)	(1,809)
Payments of income taxes	(1,855)	(1,166)
Proceeds from investments and other	201	243
Excess tax benefits under share-based compensation	(106)	(42)
Net cash provided by operating activities	$11,239	$10,206

The changes in operating assets and liabilities for the nine months ended September 30, 2012 compared to the same period in 2011 primarily relate to a decrease in film and television costs, partially offset by the settlement in 2012 of a $237 million liability associated with the unfavorable Olympic contract that had been recorded through the application of acquisition accounting in 2011, as well as the timing of other operating items, including accounts receivable and accounts payable related to trade creditors.

The decrease in interest payments for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to the repayment and redemption of certain of our debt obligations.

The increase in income tax payments for the nine months ended September 30, 2012 compared to the same period in 2011 was primarily due to an increase in taxable income, which resulted in higher federal tax payments made in 2012, and the lower net impact in 2012 of the economic stimulus legislation.

Investing Activities

Net cash provided by investing activities for the nine months ended September 30, 2012 consisted primarily of proceeds from sales of businesses and investments and return of capital from investees, offset by capital expenditures and cash paid for intangible assets.

During the nine months ended September 30, 2012, we received a $2.3 billion distribution from SpectrumCo, representing our portion of the proceeds from the sale of its AWS spectrum licenses. In addition, NBCUniversal received $3 billion in cash proceeds related to A&E Television Networks’ redemption of NBCUniversal’s 15.8% equity interest. Following the close of the transaction, NBCUniversal no longer receives dividends from A&E Television Networks. During the nine months ended September 30, 2012 and 2011, NBCUniversal received $129 million and $138 million, respectively, in dividends from A&E Television Networks, which were included in net cash provided by operating activities.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2012 consisted primarily of repayments of debt, repurchases of our common stock, dividend payments, repayments of our short-term borrowings and NBCUniversal distributions to GE, offset by proceeds from borrowings and issuances of common stock. Distributions to GE for the nine months ended September 30, 2012 represented tax distributions to GE and included $158 million related to NBCUniversal’s sale of its equity interest in A&E Television Networks. NBCUniversal expects to make further tax distributions to GE of approximately $50 million in the fourth quarter of 2012 associated with this transaction.

In October 2012, NBCUniversal issued $1 billion aggregate principal amount of 2.875% senior notes due 2023 and $1 billion aggregate principal amount of 4.450% senior notes due 2043. A portion of the proceeds from this issuance will be used in November 2012 to redeem the $260 million aggregate principal amount outstanding of Universal Orlando’s 8.875% senior notes due 2015 and the $146 million aggregate principal amount outstanding of Universal Orlando’s 10.875% senior subordinated notes due 2016.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

Available Borrowings Under Credit Facilities

We maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements. In June 2012, Comcast and Comcast Cable Communications, LLC entered into a new $6.25 billion revolving credit facility due June 2017 with a syndicate of banks, which may be used for general corporate purposes. The new revolving credit facility replaced our prior $6.8 billion revolving credit facility, which was terminated in connection with the execution of the new revolving credit facility. The interest rate on the new facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2012, the borrowing margin for LIBOR-based borrowings was 1.125%. The terms of the new revolving credit facility’s financial covenants and guarantees are substantially the same as those under the prior revolving credit facility. As of September 30, 2012, $5.8 billion was available under the new revolving credit facility and $1.4 billion was available under NBCUniversal’s $1.5 billion revolving credit facility.

Share Repurchases and Dividends

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization that does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions. During the nine months ended September 30, 2012, we repurchased 75 million shares of our Class A Special common stock for $2.25 billion.

In February 2012, our Board of Directors approved an increase to our dividend of 44% to $0.65 per share on an annualized basis. In February, May and July 2012, our Board of Directors approved a quarterly dividend of $0.1625 per share. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2012	$439	April
Three months ended June 30, 2012	$435	July
Three months ended September 30, 2012	$432	October

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights, accounting for income taxes, accounting for film and television costs and the fair value of acquisition-related assets and liabilities are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2012 and no impairment charge was recorded.

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

In addition to the matters described in Note 14, the California Attorney General and the Alameda County, California District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. These entities have not specified the relief that may be sought. We are cooperating with the investigation. While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2011 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our Class A Special common stock repurchases under our Board-authorized share repurchase program during the three months ended September 30, 2012.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
July 1-31, 2012	—	$—	—	$—	$5,000,000,000
August 1-31, 2012	11,758,250	$31.89	11,758,250	$375,000,000	$4,625,000,000
September 1-30, 2012	11,152,653	$33.62	11,152,653	$375,000,000	$4,250,000,000
Total	22,910,903	$32.74	22,910,903	$750,000,000	$4,250,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization that does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3.0 billion during 2012, subject to market conditions.

The total number of shares of common stock repurchased during the three months ended September 30, 2012 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Comcast Corporation 2005 Deferred Compensation Plan dated August 29, 2012.
10.2*	Comcast Corporation 2002 Restricted Stock Plan dated August 29, 2012.
10.3*	Comcast Corporation 2002 Employee Stock Purchase Plan dated August 29, 2012.
10.4*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan dated August 29, 2012.
10.5*	Amendment No. 7 to Employment Agreement with Brian L. Roberts (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 14, 2012).
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, filed with the Securities and Exchange Commission on October 26, 2012, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 26, 2012