Form 10-K
period 2012-12-31
COMCAST CORP
filed 2013-02-21
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2012

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

5.00% Notes due 2061

5.50% Notes due 2029

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

Yes  ☐    No  ☒

As of June 30, 2012, the aggregate market value of the Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $67.542 billion and $16.992 billion, respectively.

As of December 31, 2012, there were 2,122,278,635 shares of Class A common stock, 507,769,463 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Part III — The Registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2013.

Comcast Corporation

2012 Annual Report on Form 10-K

This Annual Report on Form 10-K is for the year ended December 31, 2012. This Annual Report on Form 10-K modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with them, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Annual Report on Form 10-K. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Annual Report on Form 10-K. Throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)) following the close of our transaction on January 28, 2011, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

Our registered trademarks include Comcast, NBCUniversal and the Comcast and NBCUniversal logos. This Annual Report on Form 10-K also contains other trademarks, service marks and trade names owned by us, as well as those owned by others.

Part I

Item 1: Business

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963, and in 2011, we acquired control of the businesses of NBCUniversal. We present our operations in the following five reportable business segments:

•

Cable Communications: Consists of the operations of Comcast Cable, which is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these services to businesses.

•

Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, our cable television production studio, and our related digital media properties.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, our broadcast television production operations, and our related digital media properties.

•	Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

In 2012, our Cable Communications segment generated 63% of our consolidated revenue and more than 80% of our operating income before depreciation and amortization. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the “NBCUniversal segments.”

Our other business interests primarily include Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

For financial and other information about our reportable segments, refer to Note 19 to our consolidated financial statements included in this Annual Report on Form 10-K.

Available Information and Websites

Our phone number is (215) 286-1700, and our principal executive offices are located at One Comcast Center, Philadelphia, PA 19103-2838. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the SEC’s website at www.sec.gov and on our website at www.comcastcorporation.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our website is not incorporated into our SEC filings.

1	Comcast 2012 Annual Report on Form 10-K

General Developments of Our Businesses

The following are the more significant developments in our businesses during 2012:

•	an increase in consolidated revenue of 12.0% to $62.6 billion and an increase in consolidated operating income of 13.6% to $12.2 billion

•

an increase in Cable Communications segment revenue of 6.4% to $39.6 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 6.3% to $16.3 billion

•

an increase in total NBCUniversal revenue to $23.8 billion, which represents a 12.7% increase on a pro forma basis and includes $1.4 billion related to our broadcasts of the 2012 London Olympics and the 2012 Super Bowl, and an increase in total NBCUniversal operating income before depreciation and amortization to $4.1 billion, which represents a 9.0% increase on a pro forma basis

•

the completion of SpectrumCo’s transaction to sell its advanced wireless services (“AWS”) spectrum licenses to Verizon Wireless for $3.6 billion, of which our portion of the proceeds was $2.3 billion, and the commencement of sales under our agency agreements with Verizon Wireless, which provide for, among other things, the sale of our cable services by Verizon Wireless and our sale of Verizon Wireless products and services (the “SpectrumCo transaction”)

•

the redemption by A&E Television Networks LLC (“A&E Television Networks”) of NBCUniversal’s 15.8% equity interest in A&E Television Networks for $3 billion in cash proceeds (the “A&E Television Networks transaction”)

Recent Developments

On February 12, 2013, we entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion. In addition, NBCUniversal agreed to acquire from GE the portion of 30 Rockefeller Plaza in New York City that NBCUniversal occupies and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion. The transactions, which are subject to customary closing conditions, are expected to close by the end of March 2013.

The consideration will consist of $11.4 billion of cash on hand; $4 billion of senior unsecured debt securities issued by a holding company (“HoldCo”), whose sole asset is its interests in NBCUniversal Holdings; $2 billion of cash funded through a combination of Comcast’s existing credit facility and NBCUniversal’s credit facility, which is expected to be amended, among other things, to substitute HoldCo as the sole borrower; and $725 million of Holdco preferred stock. After closing, we will control and consolidate HoldCo and own all of its capital stock other than the preferred stock. HoldCo’s debt securities and credit facility will be guaranteed by us and the cable holding company subsidiaries that guarantee our senior indebtedness. The preferred stock will pay dividends at a fixed rate and can be put to HoldCo for redemption at par on the later of seven years following the issuance of the preferred stock and three years following the sale by GE of shares to unaffiliated third parties, and thereafter, every third anniversary of such date (a “Put Date”). Shares of preferred stock can be called for redemption by HoldCo at par one year following each Put Date applicable to such shares.

Comcast 2012 Annual Report on Form 10-K	2

Description of Our Businesses

Cable Communications Segment

The table below summarizes certain customer and penetration data for our cable system operations.

December 31 (in millions)	2012	2011	2010	2009	2008
Homes and businesses passed(a)	53.2	52.5	51.9	51.2	50.6
Video
Video customers(b)	22.0	22.3	22.8	23.6	24.2
Video penetration(c)	41.4%	42.5%	43.9%	46.0%	47.8%
Digital video customers(d)	21.2	20.6	19.7	18.4	17.0
Digital video penetration(d)	96.6%	92.0%	86.6%	78.2%	70.3%
High-speed Internet
High-speed Internet customers	19.4	18.1	17.0	15.9	14.9
High-speed Internet penetration(c)	36.4%	34.6%	32.7%	31.1%	29.5%
Voice
Voice customers	10.0	9.3	8.6	7.6	6.5
Voice penetration(c)	18.7%	17.8%	16.6%	14.9%	12.8%

Basis of Presentation: Customer metrics include our residential and business customers. Information related to cable system acquisitions is included from the date acquired. Information related to cable systems sold or exchanged is excluded for all periods presented. All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

Homes and businesses are considered passed if we can connect them to our distribution system without further extending the transmission lines. Homes and businesses passed is an estimate based on the best available information.

(b)

Generally, a home or business receiving video programming from our distribution system counts as one video customer. In the case of some multiple dwelling units (“MDUs”), we count video customers on an FCC equivalent basis by dividing total monthly revenue received from a contract with an MDU by the standard monthly residential rate where the MDU is located.

(c)	Penetration is calculated by dividing the number of customers by the number of homes and businesses passed.

(d)

Digital video customers include customers receiving digital signals through any means, including CableCARDs and digital transport adapters. Digital video penetration is calculated by dividing the number of digital video customers by total video customers.

Cable Services

We offer a variety of cable services over our cable distribution system to residential and business customers. Subscription rates and related charges vary according to the services and features customers receive and the type of equipment they use, and customers are typically billed in advance on a monthly basis. Residential customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their contracts, which typically have 2 to 5 year terms.

Video Services

We offer a broad variety of video services with access to hundreds of channels depending on the level of service selected. Our levels of service typically range from a limited basic service with access to between 20 and 40 channels of video programming to a full digital service with access to over 300 channels. Our video services generally include programming provided by national broadcast networks, local broadcast stations, and national and regional cable networks, as well as governmental and public access programming. Our digital video services generally include access to our On Demand service and an interactive, on-screen program guide. We also offer packages that include extensive amounts of foreign-language programming, and we offer other specialty tiers of programming with sports, family and international themes. We tailor our video services offerings serving a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

Our video customers may also subscribe to premium network programming. Premium networks include cable networks such as HBO, Showtime, Starz and Cinemax that generally offer, without commercial interruption, movies, original programming, live and taped sporting events and concerts, and other features.

3	Comcast 2012 Annual Report on Form 10-K

Our On Demand service provides our digital video customers with more than 30,000 standard-definition and high-definition programming choices. A substantial portion of our On Demand content is available to our digital video customers at no additional charge. Digital video customers subscribing to a premium network have access to the premium network’s On Demand content without additional fees. Our On Demand service allows our video customers to access or order, including some for a specified fee, individual new release and library movies and special-event programs, such as sporting events and concerts. We plan to continue increasing the number of On Demand choices available, including HD programming.

Our HD video service provides customers that have an HD set-top box with high-resolution picture quality, improved audio quality and a wide-screen format. Our HD service includes a broad selection of HD programming choices, including major broadcast networks, leading national cable networks, premium networks and regional sports networks. In addition, our On Demand service provides HD video customers with a selection of up to 6,000 HD programming choices in select markets over the course of a month. We also offer select programming in 3-D format, on both linear channels and through On Demand, to our HD customers who have 3-D capable TV sets. Our DVR service allows digital video customers to select, record and store programs on their set-top box and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind “live” television.

Our video customers also have the ability to use XFINITY.net or our mobile apps for smartphones and tablets to view certain live programming and some of our On Demand content, browse program listings, and, in select markets, schedule and manage DVR recordings. In 2012, we launched our Streampix subscription video service that allows video customers to view additional movies and other content through On Demand or XFINITY.net or by using our mobile apps.

High-Speed Internet Services

We offer a variety of high-speed Internet services with downstream speeds of up to 105 Mbps, subject to geographic market availability, and we also have introduced speeds of up to 305 Mbps in limited markets. These services also include our Internet portal, XFINITY.net, which provides access to email, an address book, online storage and online security features. Our customers also have the ability to access these services, including manage their email accounts and security features, using our mobile apps for smartphones and tablets.

Voice Services

We offer voice service plans using an interconnected Voice over Internet Protocol (“VoIP”) technology that provide either usage-based or unlimited local and domestic long-distance calling and include options for international calling plans, voicemail, voicemail transcriptions, text messaging, caller ID and call waiting. For customers with our high-speed Internet services, our voice services also provide customers with the ability to access and manage voicemail, text messaging and other account features through XFINITY.net or by using our mobile apps for smartphones and tablets.

Business Services

We offer our cable services to small (up to 20 employees) and medium-sized (up to 500 employees) businesses (“business services”). In addition to the features provided to our residential cable services customers, our services for business customers include a website hosting service, an interactive tool that allows customers to share, coordinate and store documents online, hosted voice services using cloud network servers, a business directory listing, and the added capacity for multiple phone lines that meet the needs of our business customers.

In 2012, we began increasing the number of services we offer to medium-sized business customers, including adding advanced voice services and our metro Ethernet network services. We also provide cellular backhaul services to mobile network operators, which help our customers manage continued growth in demand for network bandwidth.

Comcast 2012 Annual Report on Form 10-K	4

Advertising

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on the cable networks that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service.

Other Revenue Sources

We receive revenue related to cable franchise and other regulatory fees. We also receive revenue related to our digital media center, commissions from electronic retailing networks, and fees from other newer services, such as our home security and automation services and expanded technical support services. Our cable franchise and regulatory fees represent the fees required to be paid to federal, state and local authorities that we pass through to our customers. Under the terms of our franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. Our home security and automation offering provides home monitoring services to our customers as well as the ability to manage other functions within the home, such as lighting and climate control, through XFINITY.net or our mobile apps for smartphones and tablets.

Technology

Our cable distribution system uses a hybrid fiber-optic and coaxial cable network that we believe is sufficiently flexible and scalable to support our future technology requirements. This network provides the two-way transmissions that are essential to providing interactive video services, such as On Demand, and high-speed Internet and voice services. We are also leveraging our network to develop and deliver innovative services to our customers efficiently and in an accelerated fashion.

We continue to develop and launch new technology initiatives, such as:

•

developing and launching next-generation media and content delivery platforms, such as our new X1 platform, that use IP technology and our own cloud network servers to deliver video and advanced search capabilities

•

enabling a variety of consumer electronic devices, including computers, tablets, smartphones and Internet-connected televisions, to search, control and display the programming and other content we provide to our video customers

•	expanding the use of our network to launch new services, including providing services to medium-sized businesses and offering home security and automation services

•

developing wireless options to extend our services outside the home to provide mobility through the use of apps for smartphones and tablets, deploying Wi-Fi in portions of our service areas and marketing Verizon Wireless services with our cable services offerings in select markets

•	deploying multiple tools to recapture bandwidth and optimize our network, including using advanced video encoding and digital compression technologies

•	developing technology and software that allow customers to better identify problems with our cable services and provide for better integration of our software with third-party software

5	Comcast 2012 Annual Report on Form 10-K

Sources of Supply

To offer our video services, we license a substantial portion of our programming from cable and broadcast networks, as well as local broadcast television stations. We attempt to secure long-term programming distribution agreements with our content providers. We also license individual programs or packages of programs from programming suppliers for our On Demand and streaming services. We seek to include in our distribution arrangements the rights to offer such programming to our subscribers through multiple delivery platforms that may be used in a variety of locations, such as through On Demand and XFINITY.net and through our mobile apps for smartphones and tablets.

Our video programming expenses are affected by the programming license fees charged by cable networks and fees for retransmission of local broadcast television stations’ signals and by the number of video customers we serve and the amount of content we provide. We anticipate that our programming expenses will continue to increase.

We purchase from a limited number of suppliers a significant number of set-top boxes, network equipment and services that we use in providing our cable services.

For our high-speed Internet services, we license software products (such as email and security software) and content (such as news feeds) for our portal, XFINITY.net, from a variety of suppliers under contracts in which we generally pay on a fixed-fee basis, on a per subscriber basis in the case of software product licenses or on a video advertising revenue share basis in the case of content licenses.

For our voice services, we license software products (such as voicemail and text messaging) from a variety of suppliers under multiyear contracts. The fees we pay are generally based on the consumption of the related services.

We use two vendors to provide customer billing for our cable services.

Customer and Technical Services

Our customer service call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, plant maintenance and upgrades to our cable distribution system.

Sales and Marketing

We offer our services directly to residential and business customers through our call centers, door-to-door selling, direct mail advertising, television advertising, Internet advertising, local media advertising, telemarketing and retail outlets. We market our cable services both individually and as bundled services. In addition, in 2012, Verizon Wireless became an agent to sell our cable services in many of the markets in which we provide our cable services.

NBCUniversal Segments

In 2011, we closed the NBCUniversal and Universal Orlando transactions in which we acquired control of the businesses of NBCUniversal and Universal Orlando, respectively. For additional information on the NBCUniversal and Universal Orlando transactions, refer to Note 4 to our consolidated financial statements included in this Annual Report on Form 10-K.

Comcast 2012 Annual Report on Form 10-K	6

Cable Networks

Our Cable Networks segment consists of a diversified portfolio of 15 national cable networks, 11 regional sports and news networks, various international channels, our cable television production studio, and our related digital media properties, which are primarily brand-aligned and other websites. The table below presents a summary of our national cable networks.

Cable Network	Approximate U.S. Subscribers at December 31, 2012 (in millions)(a)	Description of Programming
USA Network	99	General entertainment
Syfy	98	Imagination-based entertainment
E!	97	Entertainment and pop culture
CNBC	97	Business and financial news
MSNBC	95	24 hour news
Bravo	95	Entertainment, culture and arts
Golf Channel	84	Golf competition and golf entertainment
Oxygen	79	Women’s interests
NBC Sports Network	78	Sports
Style	76	Lifestyle
G4	62	Gamer lifestyle
Chiller	43	Horror and suspense
CNBC World	35	Global financial news
Cloo	34	Crime, mystery and suspense
Universal HD	27	General entertainment HD programming

(a)

Subscriber data is based on The Nielsen Company’s January 2013 report, which is derived from information available during the period December 19, 2012 through December 25, 2012, except for Universal HD, which is derived from information provided by multichannel video providers.

Our 11 regional sports and news networks serve a combined 39 million subscribers across the United States, including key markets such as Atlanta, Baltimore/Washington, Boston, Chicago, Philadelphia, Portland, Sacramento and San Francisco.

We market and distribute our cable network programming in the United States and internationally to multichannel video providers, as well as to digital distributors, such as Netflix and iTunes. These distributors may exhibit our content on television, including video on demand and pay-per-view, online and through mobile apps for smartphones and tablets.

Our cable networks produce their own programs or acquire programming rights from third parties. Our Cable Networks segment includes our production studio, Universal Cable Productions, which identifies, develops and produces original content for cable television and other distribution platforms both for our cable networks and for those of third parties. We license this content to cable networks, broadcast networks and digital distributors.

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming and from the sale of advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of advertising time on our cable networks and related digital media properties. We also generate content licensing and other revenue primarily from the licensing of our owned programming to various distribution platforms in the United States and internationally.

7	Comcast 2012 Annual Report on Form 10-K

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast television networks, which together serve audiences and advertisers in all 50 states. Our Broadcast Television segment also includes our owned NBC and Telemundo local broadcast television stations, our broadcast television production operations, and our related digital media properties.

Our Broadcast Television segment generates revenue primarily from the sale of advertising and from content licensing. Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally, including to cable and broadcast networks and digital distributors, such as Netflix. We also generate revenue from the sale of our owned programming on standard-definition DVDs and Blu ray discs (together, “DVDs”) and through other digital distributors, such as iTunes. In addition, our owned local television stations are beginning to receive fees from multichannel video providers in exchange for retransmission consent that allows carriage of the stations’ signals. We also receive a portion of the retransmission fees received by our NBC affiliated broadcast television stations. We expect these fees to increase in the future as we, as well as our NBC affiliated broadcast television stations, renegotiate distribution agreements with multichannel video providers.

NBC Network

The NBC network distributes more than 5,000 hours of entertainment, news and sports programming annually, and its programs reach viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 10 NBC owned local television stations. The NBC network develops a broad range of entertainment, news and sports content and also airs a variety of special-events programming. The NBC network’s television library consists of rights of varying nature to more than 100,000 episodes of popular television content, including current and classic titles, unscripted programming, sports, news, long-form and short-form programming, and locally produced programming from around the world. In addition, the NBC network operates various websites that extend its brands and content online.

The NBC network produces its own programs or acquires the rights to programming from third parties. NBCUniversal has various contractual commitments for the licensing of rights to multiyear programming, primarily sports programming. Our most significant sports programming commitments include an agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including Sunday Night Football on NBC through the 2022-23 season and the 2015, 2018 and 2021 Super Bowl games. In addition, the NBC network owns the U.S. broadcast rights for the summer and winter Olympic Games through 2020. We also have broadcast rights to a specified number of NHL games through the 2020-21 season, U.S television rights to English Premier League Soccer beginning in 2013 through the 2015-16 season and certain PGA TOUR golf events through 2021. NBCUniversal’s sports programming agreements also include rights to distribute content on our national cable networks, including NBC Sports Network and Golf Channel, on our regional sports networks where applicable, and also online, including through mobile apps available for smartphones and tablets.

Our broadcast television production operations develop and produce original content, including scripted and unscripted series and talk shows that are licensed to broadcast networks, cable networks, local broadcast television stations and other distribution platforms owned by us and third parties, as well as through the sale of DVDs, both in the United States and internationally. We also produce “first-run” syndicated shows, which are programs for initial exhibition on local television stations in the United States, on a market-by-market basis, without prior exhibition on a network. We currently distribute some of our television programs after their initial exhibition, as well as older television programs from our library, to local broadcast television stations and cable networks in the off-network syndication market.

Comcast 2012 Annual Report on Form 10-K	8

NBC Local Broadcast Television Stations

We own and operate 10 NBC affiliated local television stations that collectively reached 31 million U.S. television households, which represents approximately 27% of all U.S. television households, as of December 31, 2012. In addition to airing the NBC network’s national programming, our local television stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC affiliated local broadcast television stations that we own and operate.

DMA Served(a)	Station	General Market Rank(b)	Percentage of U.S. Television Households(c)
New York, NY	WNBC	1	6%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ-TV	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS-TV	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC-TV	8	2%
Miami-Ft. Lauderdale, FL	WTVJ	16	1%
San Diego, CA	KNSD	28	1%
Hartford, CT	WVIT	30	1%

(a)	Designated market area (“DMA”) served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2012-13 season.

(c)

Based on Nielsen estimates for the 2012-13 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation – Broadcast Television – Ownership Limits – National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network, its owned local television stations, the mun2 cable network and brand-aligned digital media properties.

The Telemundo network is a leading Spanish-language broadcast television network featuring original telenovelas, theatrical films, news, specials and sporting events. Telemundo develops original programming primarily through its production studio and also acquires the rights to content from third parties. We currently hold the Spanish-language U.S. broadcast rights to FIFA World Cup soccer from 2015 through 2022 and the Spanish-language U.S. broadcast rights for the NFL games that the NBC network will broadcast through the 2022-23 season as part of our agreement with the NFL.

9	Comcast 2012 Annual Report on Form 10-K

Telemundo Local Broadcast Television Stations

As of December 31, 2012, Telemundo owned 15 local television stations, including 14 local television stations affiliated with the Telemundo network and an independent television station in Puerto Rico. The table below presents a summary of these local television stations, which collectively reached approximately 56% of U.S. Hispanic television households as of December 31, 2012.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	14%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	4%
Dallas-Fort Worth, TX	KXTX-TV	5	4%
Chicago, IL	WSNS-TV	6	4%
San Francisco-Oakland-San Jose, CA	KSTS	7	3%
San Antonio, TX	KVDA(d)	8	3%
Phoenix, AZ	KTAZ	9	3%
Fresno, CA	KNSO(d)	14	2%
Denver, CO	KDEN-TV	16	2%
Las Vegas, NV	KBLR	23	1%
Boston, MA	WNEU(d)	24	1%
Tucson, AZ	KHRR	25	1%
Puerto Rico	WKAQ-TV	—	—

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 14 million U.S. Hispanic households as of December 31, 2012.

(c)

Based on Nielsen estimates for the 2012-13 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation – Broadcast Television – Ownership Limits – National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes both live-action and animated filmed entertainment worldwide. We also develop, produce and license live stage plays.

We produce films both on our own and jointly with other studios or production companies, as well as with other entities. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. Our films are marketed and distributed worldwide primarily through our own marketing and distribution companies. We also acquire distribution rights to films produced by others, which may be limited to particular geographic regions, specific forms of media or certain periods of time. Our content consists of theatrical films, direct-to-video titles and our film library, which is comprised of more than 5,000 titles in a variety of genres.

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

Comcast 2012 Annual Report on Form 10-K	10

The majority of our produced and acquired films are initially distributed for exhibition in movie theaters. After their release in movie theaters, we sell and license our films through various methods. We distribute our films globally by selling them in DVD format to retail stores, rental kiosks and subscription by mail services, and through digital distributors. We also license our films, including selections from our film library to cable, broadcast and premium networks, digital distributors and to video-on-demand and pay-per-view services.

The volume of our content that is made available through digital distributors is increasing as consumers continue to seek alternative ways to view our content. These methods include the sale of our films through online retailers, such as iTunes, that allow for the video downloading of a digital copy of a film, and also the licensing of our films to Internet video streaming services, such as Netflix.

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, the sale of our owned and acquired films on home entertainment formats, such as DVDs, and the licensing of our owned and acquired films. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as CityWalk, a dining, retail and entertainment complex. Universal Orlando also features three on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood consists primarily of Universal Studios Hollywood. In addition, we receive fees from third parties that own and operate the Universal Studios Japan theme park in Osaka, Japan and the Universal Studios Singapore theme park on Sentosa Island, Singapore for the licensing of the right to use the Universal Studio brand name and other intellectual property, and other services. We also own a water park, Wet ‘n Wild, located in Orlando.

Our Theme Parks segment licenses the right to use a substantial amount of intellectual property from third parties for its themed elements in rides, attractions, retail outlets and merchandising.

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise.

Competition

All of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of communication, entertainment and information products and services to consumers. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior. For example, companies continue to emerge that offer services and devices that enable digital distribution of movies, television shows and other video programming, and wireless services and devices continue to evolve. Moreover, newer services that distribute video programming are also beginning to produce or acquire their own original content. These new alternative methods for the distribution, sale and viewing of content have been, and will likely continue to be, developed, and will continue to further increase the number of competitors we face.

11	Comcast 2012 Annual Report on Form 10-K

Cable Communications

Competition for the cable services we offer primarily includes direct broadcast satellite (“DBS”) providers and phone companies. These competitors offer features, pricing and packaging for cable services that are comparable to the pricing and services we offer. Recently, new video services and devices have emerged that offer digital distribution of movies, television shows and other video programming, some of which charge a nominal or no fee for access. The success of these new services could negatively impact the demand for our video services, including for our DVR, premium network, On Demand and streaming services. Moreover, wireless technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as a result of wireless and Internet-based phone services.

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming and other information to receiving dishes located on the customer’s premises

•	phone companies that have built and continue to build fiber-optic-based networks that provide cable services similar to ours, which now overlap a substantial portion of our service areas

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•	satellite master antenna television (“SMATV”) systems that generally serve MDUs, office complexes and residential developments

•	online services and devices that offer digital distribution of movies, television shows and other video programming

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

Phone Companies

Certain phone companies, in particular AT&T, Verizon and CenturyLink, have built and are continuing to build wireline fiber-optic-based networks that provide video and high-speed Internet services in substantial portions of our service areas. These and other phone companies also may market video services from DBS providers in certain areas where they provide only high-speed Internet and phone services.

Comcast 2012 Annual Report on Form 10-K	12

Other Wireline Providers

Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to phone companies, various other companies, including those that traditionally have not provided cable services and have substantial financial resources, have obtained cable franchises and provide competing cable services. These and other cable systems offer cable services in some areas where we hold franchises. We anticipate that facilities-based competitors may emerge in other franchise areas that we serve.

Satellite Master Antenna Television Systems

Our cable services also compete for customers with SMATV systems. SMATV system operators typically are not subject to regulation in the same manner as local, franchised cable system operators. SMATV systems offer their subscribers both improved reception of local broadcast television stations and much of the programming offered by our cable systems. In addition, some SMATV system operators offer packages of video, Internet and phone services to residential and business subscribers.

Other Video Competitors

Our cable services also may compete for customers with other companies, such as:

•	online services and devices that offer digital distribution of video programming, which in some cases may be viewed on traditional televisions or, more recently, on Internet-connected televisions

•	local broadcast television stations that provide multiple channels of free over-the-air programming and newer services that provide programming from such broadcasts online for a fee

•	wireless and other emerging mobile technologies that provide for the distribution and viewing of video programming online and through mobile apps available for smartphones and tablets

•	video rental services and home video products

Some of these competitors offer their services for free or charge a nominal fee for access to their content.

High-Speed Internet Services

We compete with a number of companies offering Internet services, many of which have substantial resources, including:

•	wireline phone companies

•	Internet service providers

•	wireless phone companies and other providers of wireless Internet service

•	power companies

•	municipal broadband networks

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

13	Comcast 2012 Annual Report on Form 10-K

provide data transmission speeds that exceed those that can be provided with DSL technology and are now offering these higher-speed services in many of our service areas. The FCC has reduced the obligations of phone companies to offer their broadband facilities on a wholesale or retail basis to competitors, and it has freed their DSL services of common carrier regulation.

Various wireless companies are offering Internet services using a variety of types of networks, including 3G and 4G wireless high-speed Internet networks (which employ LTE, WiMAX and other technology standards) and Wi-Fi networks. Some of these services are similar to ours. These networks work with devices such as wireless data cards and wireless embedded devices, such as smartphones, laptops, tablets and mobile wireless routers that connect to such embedded devices. In addition, a growing number of commercial venues, such as retail malls, restaurants and airports, offer Wi-Fi service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and other Internet access networks.

Voice Services

Our voice services compete against wireline phone companies, including competitive local exchange carriers (“CLECs”), wireless phone service providers and other VoIP service providers, such as Vonage. Certain phone companies, such as AT&T and Verizon, have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources.

Business Services

Our business services primarily compete with a variety of phone companies, including CLECs. These companies either operate their own network infrastructure or rely on reselling another carrier’s network. We also compete with satellite operators who provide video offerings for businesses.

NBCUniversal Segments

Cable Networks and Broadcast Television

Our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including cable, broadcast and premium networks, local broadcast television stations, home entertainment, pay-per-view and video-on-demand services, online activities, including digital distribution services and websites that provide social networking and user-generated content, and other forms of entertainment, news and information.

Our cable networks, broadcast television networks and owned local broadcast television stations compete for the acquisition of programming and for on-air and creative talent with other cable and broadcast networks and local television stations. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant.

Our cable networks compete with other cable networks for distribution by multichannel video providers. Our broadcast television networks compete with the other broadcast networks in markets across the United States to secure affiliations with independently owned television stations, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

In addition, our cable networks and broadcast television production operations compete with other production companies and creators of content for the acquisition of story properties, creative, performing and technical personnel, and with distributors for their content and consumer interest in their content.

Comcast 2012 Annual Report on Form 10-K	14

Filmed Entertainment

Our filmed entertainment business competes for audiences for its films and other entertainment content with other major studios and, to a lesser extent, with independent film producers, as well as with alternative forms of entertainment. Our competitive position primarily depends on the number of films we produce, their distribution and marketing success, and consumer response. Our filmed entertainment business also competes to obtain creative, performing and technical talent, including writers, actors, directors and producers, as well as scripts for films. Our filmed entertainment business also competes with the other major studios and other producers of entertainment content for distribution of their content through various exhibition and distribution outlets and on digital media platforms.

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

Advertising

Our cable communications business, cable networks, broadcast television networks, and owned local broadcast television stations compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Segment Operating Results – Seasonality and Cyclicality” for additional information.

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses, which are also subject to other regulation by federal, state, local and foreign authorities under applicable laws and regulations, as well as under agreements we enter into with franchising authorities. In addition, our businesses are subject to compliance with the terms of the FCC Order approving the NBCUniversal transaction (the “NBCUniversal Order”) and a consent decree entered into between us, the DOJ and five states (the “NBCUniversal Consent Decree”), which contain conditions and commitments of varying duration, ranging from three to seven years after September 2011. In addition, certain other aspects of the NBCUniversal Consent Decree are subject to oversight by a federal district court until at least 2013. Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, which may significantly affect our businesses. We are unable to predict any such changes, or how any such changes will ultimately affect our businesses. The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the NBCUniversal Order, the NBCUniversal Consent Decree and other legislation and regulations for further information.

15	Comcast 2012 Annual Report on Form 10-K

Cable Services

Video Services

Program Carriage

The Communications Act and FCC regulations prohibit cable operators and other multichannel video providers from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC has adopted regulations that we believe increase the likelihood of program carriage complaints and is considering proposals to further expand program carriage regulations that may be disadvantageous to us. In July 2012, the FCC ruled against us in a program carriage complaint initiated by The Tennis Channel. We have challenged that decision in court and were granted a stay of the FCC’s order pending the court’s review. In addition, the NBCUniversal Order prohibits discriminating against a network on the basis of its non-affiliation in the selection, terms or conditions for carriage, and requires that, if we place news and/or business news channels in a channel lineup “neighborhood,” we must place all independent news and business news channels in that neighborhood. Bloomberg Television filed a complaint at the FCC invoking this condition. The FCC’s Media Bureau ruled substantially in favor of Bloomberg but did not grant all of the relief Bloomberg had requested. Both Comcast and Bloomberg have filed applications for review of the order by the full FCC. We have been involved in other program carriage disputes at the FCC and may continue to be subject to program carriage complaints in the future. Adverse decisions in disputes under the program carriage regulations or NBCUniversal Order conditions could negatively affect our business.

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial broadcast television stations. Alternatively, local broadcast television stations may choose to negotiate with a cable operator for retransmission consent, under which the station gives up its must-carry right and instead seeks to negotiate a carriage agreement with the cable operator. Such an agreement may involve payments to the station. We have recently begun paying certain local broadcast television stations in exchange for their required consent for the retransmission of the stations’ broadcast programming to our video services customers and expect to continue to be subject to increasing demands for payment and other concessions from local broadcast television stations. For information on must-carry and retransmission consent issues relating to our broadcast television business, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Pricing and Packaging

The Communications Act and FCC regulations limit the prices that cable operators may charge for basic video service, equipment and installation. These rules do not apply to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates. As a result, approximately 80% of our video services customers are not subject to rate regulation. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations, including proposals that would require cable operators to offer programming networks on an a la carte or themed-tier basis instead of, or in addition to, our current packaged offerings. Additionally, uniform pricing requirements under the Communications Act may affect our ability to respond to increased competition through offers that aim to retain existing customers or regain those we have lost.

Leased Access

The Communications Act requires a cable system to make available up to 15% of its channel capacity for commercial leased access by third parties to provide programming that may compete with services offered directly by the cable operator. While we have not been required to devote significant channel capacity to

Comcast 2012 Annual Report on Form 10-K	16

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

Cable Equipment

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. With the exception of certain one-way devices, like digital transport adapters, these regulations prohibit cable operators from deploying new set-top boxes that perform both channel navigation and security functions. As a result, most set-top boxes that we purchase must rely on a separate security device known as a CableCARD. In addition, the FCC has adopted regulations aimed at promoting the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable system with a CableCARD and receive one-way video services without the need for a set-top box. In addition, cable operators must provide a credit to customers who use plug-and-play equipment purchased at retail and allow them to self-install CableCARDs rather than having to arrange for professional installation. The U.S. Court of Appeals for the D.C. Circuit issued a decision in January 2013 vacating some of these CableCARD rules. The decision is not yet final and may be subject to further litigation. If the court’s decision becomes final, the FCC may attempt to readopt some or all of these rules, and also consider proposals to supplant CableCARDs with another technology that would enable retail video devices to work on any multichannel video provider system, not just a cable system. We are unable to predict what, if any, proposals might be adopted or what effect they might have on our cable business.

Federal and state legislators and regulators also are considering proposals to impose energy efficiency requirements on our set-top boxes and certain network equipment, although we, other multichannel video providers and equipment manufacturers recently entered into a voluntary agreement taking steps to improve the energy efficiency of set-top boxes. We cannot predict what, if any, effect this agreement will have on potential energy efficiency regulations. In addition, the NBCUniversal Order requires us to fulfill commitments designed to improve the parental control tools and information available to parents, including providing navigation and blocking capabilities for certain set-top boxes.

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

17	Comcast 2012 Annual Report on Form 10-K

utility companies are able to rebut certain presumptions in the new formula, and it is expected that most will attempt to do so. The FCC ruling is under review in the U.S. Court of Appeals for the D.C. Circuit.

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

FCC regulations establish franchising processes and obligations for new entrants that are different from those applicable to existing providers. For example, these regulations limit the range of financial, construction and other commitments that franchising authorities can request of new entrants and preempt certain local “level playing field” franchising requirements. In addition, approximately half of the states in which we operate have enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants. Some of these statutes also allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the new entrant provide service to all parts of the franchise area or permitting the new entrant to designate only those portions it wishes to serve. Certain of these statutes allow incumbent cable operators to opt into the new state franchise immediately or later when a competing state franchise has been issued for the incumbent cable operator’s franchise area. However, even in those states, the incumbent cable operators often are required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

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

Comcast 2012 Annual Report on Form 10-K	18

cable operators must pay additional royalty fees for each digital multicast programming stream from an out-of market broadcast station they retransmit that does not duplicate the content of the station’s primary stream. It also establishes an audit mechanism for copyright owners to review a cable operator’s copyright royalty reporting practices, which the Copyright Office has issued proposals to implement. As required by STELA, the Copyright Office, the GAO and the FCC all issued reports to Congress in 2011 that generally supported an eventual phaseout of the compulsory licenses, although they also acknowledged the potential adverse impact on cable and satellite subscribers and the absence of any clear marketplace alternative to the compulsory licenses. If adopted, a phaseout plan could adversely affect our ability to obtain broadcast station programming and substantially increase our programming costs.

High-Speed Internet Services

We provide high-speed Internet services over our cable distribution system. In 2002, the FCC ruled that high-speed Internet services such as ours are interstate information services that are not subject to regulation as a telecommunications service under federal law or to state or local utility regulation. However, our high-speed Internet services are subject to a number of regulatory obligations, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

In 2010, the FCC adopted “open Internet” regulations applicable to broadband Internet service providers (“ISPs”). The regulations require broadband ISPs such as us to disclose information regarding network management, performance and commercial terms of the service; bar broadband ISPs from blocking access to lawful content, applications, services or non-harmful devices; and bar wireline broadband ISPs such as us from unreasonably discriminating in transmitting lawful network traffic. The no-blocking and non-discrimination requirements allow for reasonable network management. The FCC has not prohibited speed tiers or usage-based pricing, but has specifically noted that “paid prioritization” (i.e., charging content, application and service providers for prioritizing their traffic over our last-mile facilities) or an ISP’s prioritizing its own content likely would violate these regulations. These regulations are being challenged in federal court by a number of parties. Regardless of the outcome of that case, the court’s decision will impact the FCC’s authority over broadband Internet service and could result in more regulation that could adversely affect our business. Moreover, under the NBCUniversal Order and the NBCUniversal Consent Decree, we are required to comply with the open Internet regulations regardless of whether they are invalidated in court or otherwise rescinded. In addition, any Internet service we provide, regardless of whether it is accessed through a set-top box, gaming console or computer or other device, must comply with the open Internet regulations.

In addition, the NBCUniversal Order and NBCUniversal Consent Decree include various conditions and commitments requiring us to expand our broadband service areas, to continue to offer all of our high-speed Internet service speed tiers on a stand-alone basis at reasonable market-based prices, to offer a new standalone 6 Mbps downstream tier (known as the performance starter tier) at $49.95 per month for three years, to maintain a high-speed Internet service of at least 12 Mbps downstream across most of our footprint, and to not discriminate in how we treat “specialized services” (defined as services we provide over the same last-mile facilities as our high-speed Internet service, but not including our high-speed Internet service, video services or voice services). We have taken a number of steps to comply with these conditions. In 2012, after an FCC inquiry into whether we failed to comply with the stand-alone broadband condition, we entered into a consent decree with the FCC to extend our offering of the performance starter tier for one additional year and to reinforce the promotion of our stand-alone broadband offerings, including training our sales representatives with respect to these offerings.

19	Comcast 2012 Annual Report on Form 10-K

A federal program known as the Universal Service program generally requires telecommunications service providers to collect and pay a fee based on revenue from their services into a fund used to subsidize the provision of telecommunications services in high-cost areas and Internet and telecommunications services to schools, libraries and certain health care providers. The FCC issued an order in November 2011 that changed the way that a majority of Universal Service funds are allocated and began implementing that order in 2012. By focusing on broadband and wireless deployment, and moving away from supporting traditional telephone service, the changes could assist some of our competitors in more effectively competing with our service offerings, while others could receive less funding. The actual impact of the changes is not yet known. The FCC’s ruling is under review in the U.S. Court of Appeals for the Tenth Circuit.

In addition, in November 2011, the FCC initiated a further rulemaking on IP interconnection issues, which may have an impact on Internet interconnection arrangements. We have a number of peering and transit arrangements with other network operators, and these arrangements historically have not been regulated by the FCC. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business.

In addition, Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial email. State and local governments also have adopted Internet-related regulations. Furthermore, Congress, the FCC, and certain state and local governments are considering proposals to impose customer service, quality of service, expanded copyright protection requirements, taxation, child safety, privacy and standard pricing regulations on high-speed Internet service providers. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Voice Services

We provide voice services by using interconnected VoIP technology. The FCC has adopted a number of regulations for providers of nontraditional voice services such as ours, including regulations relating to customer proprietary network information, local number portability duties and benefits, disability access, E911, law enforcement assistance (CALEA), outage reporting, Universal Service Fund contribution obligations, and certain regulatory filing requirements, but has not yet ruled on whether interconnected VoIP service should be classified as an “information service” or a “telecommunications service” under the Communications Act. The classification determination is important because telecommunications services are still regulated more pervasively than information services. The regulatory environment for our voice services therefore remains uncertain at both the federal and the state levels. Until the FCC definitively classifies interconnected VoIP service, state regulatory commissions and legislatures may continue to investigate imposing regulatory requirements on our voice services. For example, state commissions in Vermont and New Hampshire have issued orders finding that our voice services qualify as telecommunications services subject to state regulation, although we have challenged both orders in court. In some cases, state legislation precludes state regulation of VoIP-based services notwithstanding how they are classified.

Because the FCC has not determined the appropriate classification of our voice services, the precise scope of interconnection regulations applicable to us as a provider of nontraditional voice services is not clear. In light of this uncertainty, providers of nontraditional voice services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone company networks by contracting with an existing CLEC, whose right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies is set forth in the Communications Act. We have arranged for such interconnection rights through our affiliated CLECs. While some traditional wireline phone companies have challenged our

Comcast 2012 Annual Report on Form 10-K	20

right to interconnect directly with them, we have prevailed in all of these challenges, and no such challenges are currently pending. That said, if a regulatory or judicial authority were to deny our ability to interconnect through one of our CLECs, our ability to provide voice services and compete in the area in question would be negatively impacted. In December 2012, the FCC sought comment on two petitions that raise issues concerning the interconnection obligations for IP voice providers, and it also formed a task force to coordinate the FCC’s efforts on issues related to the transition of networks from circuit-switched to packet-switched technology, including the issue of IP interconnection. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business. In November 2011, the FCC issued an order clarifying the entire intercarrier compensation regime, which governs the arrangements by which telecommunications carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, or VoIP. The FCC order affirmed the right of CLECs to collect intercarrier compensation when providing interconnection for VoIP providers. However, the FCC’s order is currently under appeal with the U.S. Court of Appeals for the Tenth Circuit.

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

Cable Networks

Program Access

The Communications Act and FCC regulations generally prevent cable networks affiliated with cable operators, other than terrestrially-delivered programming networks, from favoring affiliated cable operators over competing multichannel video providers, such as DBS providers and phone companies that offer multichannel video programming services. In addition, the Communications Act and FCC regulations had limited the ability of cable-affiliated cable networks to offer exclusive programming contracts to a cable operator. In October 2012, the FCC allowed a preemptive restriction on exclusive contracts to expire but reaffirmed that any such exclusive contract could be reviewed on a case-by-case basis in response to a complaint alleging violation of the Communications Act’s prohibition against unfair methods of competition or unfair or deceptive acts or practices that hinder significantly or prevent competitors from providing programming to customers. This case-by-case process already allowed multichannel video providers to file program access complaints to try to show that their lack of access to a terrestrially-delivered programming network had hindered significantly their ability to deliver video programming to subscribers. In addition, the FCC is considering proposals to establish presumptions that would make it easier for multichannel video providers to succeed with complaints involving exclusive contracts and to make it easier for them to use buying groups and for such buying groups to pursue complaints under the rules. It is uncertain whether the FCC will act on these proposals and, if adopted, what impact these proposals would have on our cable networks.

The FCC launched a rulemaking in 2007 to consider whether companies that own multiple cable networks should be required to make each of their networks available to multichannel video providers on a stand-alone or “unbundled” basis when negotiating distribution agreements, although it has not further acted on that

21	Comcast 2012 Annual Report on Form 10-K

rulemaking. We currently offer our cable networks both on a bundled and, when requested, on a stand-alone basis. Increased regulatory requirements imposed on the manner in which we negotiate programming distribution agreements with multichannel video providers may adversely affect our cable networks business.

Under the terms of the NBCUniversal Order and NBCUniversal Consent Decree, multichannel video providers can invoke commercial arbitration for program access pursuant to conditions adopted in the NBCUniversal Order against our cable networks and broadcast television networks, including our regional sports networks. In addition, under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration pursuant to conditions adopted in the NBCUniversal Order and NBCUniversal Consent Decree to resolve disputes regarding the availability of, and the terms and conditions of access to, such programming. For further discussion of these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” and “Internet Distribution” discussions within that section.

Children’s Programming

The Children’s Television Act (“CTA”) and FCC regulations limit the amount and content of commercial matter that may be shown on cable networks, broadcast networks and broadcast television stations during programming originally produced and broadcast primarily for an audience of children under 13 years of age. FCC regulations also limit the display during children’s programming on cable or broadcast of Internet addresses of websites that contain or link to commercial material or that use program characters to sell products. Similarly, FCC regulations prohibit the display of commercials during children’s programming on cable or broadcast networks that use program characters to sell products when the commercial is adjacent to children’s programming in which the characters appear. The FCC is currently considering whether to prohibit interactive advertising during children’s television programming. The NBCUniversal Order includes certain commitments and conditions related to children’s television and advertising directed at children, including commitments that we will not insert interactive advertising into children’s television programming in any of the advertising spots we control, either as a multichannel video provider or as the programmer, and that we will provide at least $15 million worth of public service announcements on childhood obesity, FDA nutritional guidelines, digital literacy and parental controls per year until 2016.

Broadcast Television

Licensing

The Communications Act permits the operation of local broadcast television stations only in accordance with a license issued by the FCC upon a finding that the grant of the license would serve the public interest, convenience and necessity. The FCC grants broadcast television station licenses for specific periods of time and, upon application, may renew the licenses for additional terms. Under the Communications Act, broadcast television licenses may be granted for a maximum term of eight years. Generally, the FCC renews broadcast licenses upon finding that the television station has served the public interest, convenience and necessity; there have been no serious violations by the licensee of the Communications Act or FCC regulations; and there have been no violations by the licensee of the Communications Act or FCC regulations, which, taken together, indicate a pattern of abuse.

In addition, CTA and FCC regulations require that the FCC consider in its review of broadcast television station license renewals whether the station has served the educational and informational (“E/I”) needs of children. Under the FCC’s regulations, a station licensee will be deemed to have met its obligation to serve the E/I needs of children if it has broadcast on its main program stream a minimum of three hours per week of programming that has a significant purpose of serving the E/I needs of children under 17 years of age. For broadcast television stations that multicast, FCC regulations include a similar standard whereby the amount

Comcast 2012 Annual Report on Form 10-K	22

of E/I programming deemed to meet the station’s E/I obligation increases in proportion to the amount of free multicast programming aired. Under the NBCUniversal Order, we have committed to provide an additional hour of E/I programming per week on either the primary or multicast streams of our owned NBC local broadcast television stations and on the primary signal of our owned Telemundo local broadcast television stations. The FCC is considering whether the requirements for E/I programming have been effective in promoting the availability of educational content for children on broadcast television, and there can be no assurance that the FCC will not impose more stringent requirements.

Under the NBCUniversal Order, we have committed to expand local news and information programming on our owned local television stations and to enter into cooperative arrangements with locally focused nonprofit news organizations in certain markets.

Renewal applications are pending for a number of our broadcast television station licenses. The FCC may grant any license renewal application with or without conditions, including renewal for a lesser term than the maximum otherwise permitted. A station’s authority to operate is automatically extended while a renewal application is on file and under review. Four pending applications have been formally opposed by third parties and other applications are pending due to unresolved complaints of alleged indecency in the stations’ programming. The Communications Act also requires prior FCC approval for any sale of a broadcast station license, whether through the assignment of the license and related assets from one company to another or the transfer of control of the stock or other equity of a company holding an FCC license. Third parties may oppose such applications. The FCC may decline to renew or approve the transfer of a license in certain circumstances. Although we have received such renewals and approvals in the past, there can be no assurance that we will always obtain necessary renewals or that approvals in the future will contain acceptable FCC license conditions.

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific levels in local television stations, as well as other specified mass media entities, such as limits on the cross-ownership of broadcast stations and newspapers in the same market. The FCC, by law, must review the ownership regulations detailed below once every four years, and the most recent review was initiated in December 2011 (“2011 Media Ownership Notice”). We cannot predict when the FCC’s current review will be completed or whether or how any of these regulations will change.

Local Television Ownership

Under the FCC’s local television ownership rule, a licensee may own up to two broadcast television stations in the same DMA, as long as at least one of the two stations is not among the top four-ranked stations in the market based on audience share as of the date an application for approval of an acquisition is filed with the FCC and at least eight independently owned and operating full-power broadcast television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently-owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. The 2011 Media Ownership Notice proposes minor modifications to the local television ownership rule. It also raises questions regarding whether local news-sharing agreements, shared services agreements, and joint sales agreements should count toward the FCC’s ownership limitations.

National Television Ownership

The Communications Act and FCC regulations limit the number of television stations one entity may own or control nationally. Under the rule, no entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. Our owned local television station reach does not exceed this limit.

23	Comcast 2012 Annual Report on Form 10-K

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

Dual Network Rule

The dual network rule prohibits any of the four major broadcast television networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.

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

In enacting STELA in 2010, Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast stations. STELA expressly extended to January 1, 2015 an existing prohibition against commercial television stations entering into exclusive retransmission consent agreements with multichannel video providers and also extended a requirement that commercial television stations and multichannel video providers negotiate retransmission consent agreements in good faith. Several other multichannel video providers and third parties filed a petition asking the FCC to initiate a rulemaking to consider changes to the current retransmission consent regulations and also asked Congress to review the issue. The FCC launched a rulemaking in 2011 that, among other things, seeks comment on proposals to modify the good faith negotiating standard and to eliminate regulations providing local television stations with exclusivity protections in their markets for network and syndicated programming. Legislation has been introduced that would eliminate both must-carry and retransmission consent as well as more narrow legislation that would establish an arbitration mechanism to resolve impasses in retransmission consent negotiations. We cannot predict what new laws or regulations, if any, may be adopted or how any such laws or regulations would affect our businesses. In addition to potential remedies under the general retransmission consent regime, multichannel video providers may invoke commercial arbitration under rules established in the NBCUniversal Order to resolve any disputes regarding carriage of any of our owned local broadcast television stations.

Internet Distribution

Under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide online video distributors under certain conditions, and they may invoke commercial arbitration to resolve disputes regarding the availability, and the terms and conditions of access to, such programming. In addition, we are required to continue distributing programming via nbc.com that is generally equivalent to the programming that we distributed via nbc.com as of January 1, 2011, on generally equivalent terms and conditions, so long as at least one of the other major broadcast networks continues to distribute some programming in a similar fashion. We are one of three broadcast network owners of Hulu, but were required to relinquish all voting rights and our board seat in Hulu in connection with the NBCUniversal transaction. If the two other broadcast network owners of Hulu renew their agreements, we must either continue to provide content to Hulu on the terms in place as of January 2011 or enter into agreements on substantially the same terms as the broadcast network that provides the most economically favorable terms to Hulu.

Comcast 2012 Annual Report on Form 10-K	24

Broadcast Spectrum

In February 2012, Congress authorized the FCC to conduct an incentive auction to reassign a portion of the broadcast spectrum for mobile broadband use. Under the statute, broadcasters may voluntarily relinquish some or all of their spectrum rights in exchange for a share of the proceeds of the FCC’s auction of the spectrum to mobile broadband providers. Broadcasters that do not voluntarily relinquish their spectrum rights may still be affected as part of the process of clearing and repacking the spectrum for future mobile use, but Congress required the FCC to make “all reasonable efforts” to preserve broadcasters’ over-the-air coverage area and population served, and to reimburse those broadcasters’ reasonable costs. The FCC currently is conducting a proceeding to implement this statute, including establishing processes for how the spectrum will be repacked and how the broadcasters will be reimbursed for relocation costs. We cannot predict whether or how any such regulations might affect our businesses.

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

Indecency regulation has been the subject of ongoing court review, regarding both the FCC’s “fleeting expletives” policy and the FCC’s definition of what constitutes indecent material. In June 2012, the U.S. Supreme Court struck down the FCC’s assessment of indecency fines against ABC and FOX on the grounds that the agency failed to provide fair notice of its standards and enforcement policy. However, the Court declined to rule on the constitutionality of the FCC’s indecency policy under the First Amendment. This ruling may result in the FCC’s clarification of its policy and future indecency-related enforcement actions. From time to time, we have received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on our owned local television stations included indecent or profane material. Increased content regulation, particularly if it is vague and difficult to apply, could have an adverse effect on our broadcast television business.

Sponsorship Identification

Federal legislation and FCC regulations provide that whenever a broadcast station transmits any programming for which it has received money, service or other valuable consideration, it must provide an accurate on-air identification of the sponsor of the programming. In 2008, the FCC commenced a proceeding to examine whether “embedded advertising,” such as product placements and product integration, in broadcast programming should be subject to stricter disclosure requirements and whether the sponsorship identification regulations should be extended to cable networks, although the FCC has taken no action.

International Regulation

International regulation of television broadcasting varies widely according to jurisdiction and includes the regulation of programming and advertising. For example, the European Union (“E.U.”) establishes minimum levels of regulation across all E.U. member states focused on content and advertising, which also extends to nonlinear television services, although E.U. countries are free to impose stricter regulation in certain areas.

Filmed Entertainment

Our filmed entertainment business is subject to the provisions of “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. These laws substantially restrict the

25	Comcast 2012 Annual Report on Form 10-K

licensing of motion pictures unless theater owners are first invited to attend a screening of the motion pictures and, in certain instances, also prohibit payment of advances and guarantees to motion picture distributors by exhibitors. Further, under various consent judgments, federal and state antitrust laws and state unfair competition laws, motion picture companies are subject to certain restrictions on trade practices in the United States, including a requirement to offer motion pictures for exhibition to theaters on a theater-by-theater basis. The Federal Trade Commission (“FTC”) has called for stronger industry safeguards applicable to the marketing of violent movies to children.

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

Other Areas of Regulation

Intellectual Property

Copyright, trademark, unfair competition, patent, trade secret and Internet/domain laws of the United States and other countries help protect our intellectual property rights. In particular, piracy of programming and films through unauthorized distribution of counterfeit DVDs, peer-to-peer file sharing and other platforms presents challenges for our cable networks, broadcast television and filmed entertainment businesses. The unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. The extent of copyright protection and the use of technological protections, such as encryption, are controversial. Modifications to existing laws that weaken these protections could have an adverse effect on our ability to license and sell our programming.

While many legal protections exist to combat piracy, laws in the United States and internationally continue to evolve, as do technologies used to evade these laws. We have actively engaged in the enforcement of our intellectual property rights and likely will continue to expend substantial resources to protect our content. The repeal of laws intended to combat piracy and protect intellectual property or weakening of such laws or enforcement in the United States or internationally, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, which could negatively impact their value and further increase the costs of enforcing our rights.

Copyright laws also require that we pay standard industry licensing fees for the public performance of music in the programs we distribute, such as local advertising and local origination programming on our cable systems, as well as in the content we create. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, and we cannot predict with certainty what those fees will be in the future or if disputes will arise over them.

Comcast 2012 Annual Report on Form 10-K	26

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

The FTC has begun to exercise greater authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. In March 2012, the FTC staff issued a final report with guidelines for privacy limits in the collection and use of personal and profiling information, even in the absence of demonstrated consumer harm. In a February 2012 report, the White House and Commerce Department also had suggested an expansion of privacy protections, although with greater reliance on the development of enforceable industry codes. Legislation has also been introduced in Congress that would regulate the use of personal and profiling information for advertising. The FTC has encouraged the World Wide Web Consortium to develop limits on the online collection and use of personal and profiling information. In addition, the FTC is reviewing its implementation of the Children’s Online Privacy Protection Act (“COPPA”). COPPA imposes requirements on website operators and online services that are aimed at children under 13 years of age or that collect personal information or knowingly post personal information from children under 13 years of age. The FTC has proposed certain changes to its COPPA regulations that would expand the scope of the regulations. We cannot predict what proposals may ultimately be adopted or how such requirements would affect our businesses.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach. In addition, the FTC is applying the “red flag rules,” which are designed to detect the warning signs of identity theft, in the Fair and Accurate Credit Transactions Act of 2003 to both financial institutions and creditors; we have established a compliance program as required under these rules. Legislation also has been introduced in Congress that would impose new cybersecurity requirements on some critical networks and operations, but the scope of such requirements, if adopted, has not yet been defined. The White House is considering a similar Executive Order.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited commercial emails. Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

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

27	Comcast 2012 Annual Report on Form 10-K

Environmental Matters

Certain of our business operations are subject to environmental laws and regulations and involve air emissions, wastewater discharges, and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims or other costs or liabilities. We have been responsible for the cleanup of environmental contamination at some of NBCUniversal’s current and former facilities and at off-site waste disposal locations, although our share of the cost of such cleanups to date has not been material. In addition, the California Attorney General and the Alameda County, California District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. These entities have not specified the relief that may be sought. See Item 3, Legal Proceedings, in this Part I for more information.

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

Disabilities Access

Our businesses are subject to a number of requirements related to ensuring that our services are accessible to individuals with disabilities. Among other things, our voice services and email services must be accessible to and usable by persons with disabilities; we must provide additional narrations of key visual elements (referred to as “video description”) on certain of our video services and programming; and we must include closed captioning on certain video programming delivered to our customers. Congress has directed the FCC to adopt further accessibility requirements for multichannel video providers, broadcasters and other entities over the next year, and we cannot predict what impact those further requirements will have on our businesses.

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

Employees

As of December 31, 2012, we have approximately 129,000 full-time and part-time employees. Of these employees, approximately 83,000 were associated with our Cable Communications business and the remainder were associated with our NBCUniversal and other businesses. We also use freelance and temporary employees in the normal course of our business.

Comcast 2012 Annual Report on Form 10-K	28

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

All of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of communication, entertainment and information products and services to consumers. Technological changes are further intensifying and complicating the competitive landscape and influencing consumer behavior. Companies continue to emerge that offer services or devices that enable Internet video streaming and downloading of video programming, and wireless services and devices continue to evolve. Moreover, in recent years, Congress and various states have enacted legislation and the FCC has adopted regulatory policies that have had the effect of providing a more favorable operating environment for some of our existing and potential new competitors. Our ability to compete effectively also is in part dependent on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and governmental authorities.

While competition for the cable services we offer consists primarily of DBS operators and phone companies, we also directly compete against other providers of traditional cable services, as well as other companies that offer programming and other communications services, including high-speed Internet and phone services, to our customers and potential customers. These companies typically offer features, pricing and packaging for services comparable to our cable services. Furthermore, while we began offering Verizon Wireless’s products and services in addition to our cable services in certain of our service areas in 2012, some of our phone company competitors have their own wireless facilities and may expand their cable service offerings to include bundled wireless offerings, which may adversely affect our business and results of operations.

In addition, our cable communications business continues to seek ways to leverage our cable services network, such as by increasing the speed of our high-speed Internet services, by expanding and enhancing our business services to medium-sized businesses and by launching additional services, such as our home security and automation service. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our cable communications revenue or to compete successfully in the future.

29	Comcast 2012 Annual Report on Form 10-K

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal must compete to obtain talent, programming and other resources required in operating these businesses. For example, our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers with other similar networks and stations, as well as with other forms of entertainment and content available in the home, such as video games, DVDs and websites. More recently, NBCUniversal has begun competing for viewers with digital distribution services, such as Netflix and Amazon, some of which have their own high-quality original content. In addition, our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers. Our filmed entertainment business competes with other film studios and independent producers for sources of financing for the production of its films, for the exhibition of its films in theaters and for shelf space in retail stores for its DVDs. It also competes for consumers with other film producers and distributors and all other forms of entertainment inside and outside the home. Our theme parks business also competes with other multi-park entertainment companies.

In addition, our cable communications business, cable networks, broadcast television networks and owned local broadcast television stations compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites.

For a more detailed description of the competition facing all of our businesses, see “Business – Competition” above. There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have an adverse effect on our businesses.

Changes in consumer behavior driven by new technologies may adversely affect our businesses.

We operate in a highly competitive, consumer-driven and rapidly changing environment. New technologies, particularly alternative methods for the distribution, sale and viewing of content, have been, and will likely continue to be, developed that further increase the number of competitors that all our businesses face and that drive changes in consumer behavior. These technologies may affect the demand for all of our products and services, as the number of entertainment choices available to, and the manner in which they are delivered to, consumers continue to increase and evolve. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our businesses.

Newer services and technologies that may compete with our video services include digital distribution services and devices that offer Internet video streaming and downloading of movies, television shows and other video programming that can be viewed on television sets and computers, as well as other devices such as smartphones and tablets. Some of these services charge a nominal or no fee for access to their content, which could adversely affect the demand for our video services, including for premium networks and our DVR, On Demand and streaming services. In addition, consumers are increasingly interested in accessing information, entertainment and communication services outside the home, and newer services in wireless Internet technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, may compete with our high-speed Internet services. Our voice services are facing increased competition from wireless and Internet-based phone services as more people choose to replace their traditional wireline phone service with these phone services. The success of any of these ongoing and future developments may have an adverse effect on our cable communications’ competitive position, business and results of operations.

New technologies also are affecting consumer behavior in ways that affect how content is viewed as consumers seek more control over when, where and how they consume content, which may have a negative impact on our business and results of operations. For example, the increased availability of DVRs, video-on-demand

Comcast 2012 Annual Report on Form 10-K	30

services and cable, broadcast and other video programming on the Internet (including high-quality original video programming that may be viewed only through digital distribution services), as well as increased access to various media through wireless devices, have the potential to reduce the viewing of our content through traditional distribution outlets, which could adversely affect the demand for our video services, the price and amount of advertising that advertisers are willing to purchase from us, the amount multichannel video providers are willing to pay to NBCUniversal for its content and the levels of DVD and theatrical sales. Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within our programming, which also may adversely impact the advertising revenue we receive. Delayed viewing and advertising skipping have become more common as the penetration of DVRs has increased and as content has become increasingly available via video-on-demand services and Internet sources. These and other changes in technology, distribution platforms and consumer behavior could have an adverse effect on our businesses.

Programming expenses for our video services are increasing, which could adversely affect our businesses.

We expect programming expenses for our video services to continue to be our Cable Communications segment’s largest single expense item and to increase in the foreseeable future. The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming. In addition, as we add programming to our video services or distribute existing programming to more of our customers and through additional delivery platforms, we incur increased programming expenses. We have begun paying certain local broadcast television stations in exchange for their required consent for the retransmission of broadcast network programming to our video services customers and expect to continue to be subject to increasing demands for payment and other concessions from local broadcast television stations. If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our results of operations. Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services and our business could be adversely affected.

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet service and VoIP voice service industries. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify, and in some cases may adversely affect, the rights and obligations of cable operators and other entities under the Communications Act and other laws. Our broadcast television business also is highly regulated by federal laws and regulations, and our cable networks, filmed entertainment and theme parks businesses are subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, which have become more stringent over time, and the safety of consumer products and theme park operations. In addition, we are subject to the NBCUniversal Order and the NBCUniversal Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines, and civil and criminal liability.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, which could adversely affect our businesses. For a more detailed discussion of the risks associated with the regulation of all of our businesses, see “Business – Legislation and Regulation” above.

31	Comcast 2012 Annual Report on Form 10-K

Weak economic conditions may have a negative impact on our businesses.

Weak economic conditions in the United States and internationally, including a weak U.S. housing market, persisted during 2012. A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. A continued or further decline in economic conditions, or an increase in price levels generally due to inflationary pressures, could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, customers may reduce the level of cable services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be increased by the expanded availability of free or lower cost competitive services, such as Internet video streaming, or substitute services, such as wireless Internet devices and smartphones. Weak economic conditions also may have a negative impact on the advertising revenue of our cable communications, cable networks and broadcast television businesses. Weak economic conditions could also reduce prices that multichannel video providers pay for our cable networks’ programming and have reduced and could continue to reduce the performance of our theatrical and DVD releases in our filmed entertainment business and attendance and spending in our theme parks business. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us. Further, any disruption in the global financial markets may affect our ability to obtain financing on acceptable terms. If these weak economic conditions continue or deteriorate, our businesses may be adversely affected.

A decline in advertising expenditures or changes in advertising markets could negatively impact our businesses.

Our cable communications, cable networks and broadcast television businesses derive substantial revenue from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general, any of which may cause advertisers to alter their spending priorities based on these or other factors. In addition, advertisers’ willingness to purchase advertising from us may be adversely affected by lower audience ratings. Advertising sales and rates also are dependent on audience measurement and could be negatively affected by changes in audience measurement methodologies. For example, newer methods of viewing content (such as delayed viewing on DVRs or viewing content on computers, tablets or smartphones) might not be counted in audience measurements or may generate less, if any, revenue than traditional distribution methods, which could have an adverse effect on our advertising revenue. Further, natural disasters, wars, acts of terrorism or other significant adverse news events could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and general economic uncertainty. Reductions in advertising expenditures could adversely affect our businesses.

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and its businesses may be adversely affected if its content fails to achieve sufficient consumer acceptance or our costs to create or acquire content increase.

Most of NBCUniversal’s businesses create and acquire media and entertainment content, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute cable networks and broadcast television programming, filmed entertainment, theme park attractions and other content that meet the changing preferences of the broad domestic and international consumer market. We have invested, and will continue to invest, substantial amounts in our content, including in the production of original content on our cable networks and broadcast television networks, in our films and for theme park attractions, before learning the extent to which it would earn consumer acceptance.

Comcast 2012 Annual Report on Form 10-K	32

We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may be forced to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Moreover, particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size and the timing and amount of our rights payments, and there can be no assurance that revenue from these contracts will exceed our cost for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our businesses may be adversely affected.

The loss of NBCUniversal’s programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect its businesses.

Our cable networks depend on the maintenance of distribution agreements with multichannel video providers. Our broadcast television networks depend on the maintenance of network affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. In addition, every three years, each of our owned local broadcast television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, in which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” in which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation (if any) paid to the station by such distributor. In the course of renewing distribution agreements with multichannel video providers, we may enter into retransmission consent agreements on behalf of our owned local broadcast television stations. All of our NBC and Telemundo owned local broadcast television stations have elected retransmission consent for the period January 1, 2012 through December 31, 2014. Increasingly, our cable networks, broadcast television and filmed entertainment businesses also have entered into agreements to license their prior season and library content on other distribution platforms. There can be no assurance that any of these agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses.

Our businesses depend on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology and equipment may provide them with a competitive advantage. For example, some companies are building fiber-optic networks that provide significant high-speed Internet access speeds and wireless Internet technologies continue to evolve rapidly. We expect other advances in communications technology to occur in the future. If we choose technology or equipment that is not as effective, cost-efficient or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so or if we fail to execute effectively on our technology initiatives, our business and results of operations could be adversely affected. Moreover, changes in the products and services that our competitors offer may require that we offer certain of our existing services or enhancements at a lower or no cost to our customers or that we make additional research and development expenditures, which could have an adverse effect on our businesses.

33	Comcast 2012 Annual Report on Form 10-K

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses.

Network and information systems and other technologies, including those related to our network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services, excessive call volume to call centers or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future. Further, any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach. We may provide certain confidential, proprietary and personal information to third parties in connection with our businesses, and while we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our businesses that may result, and the occurrence of any such events or security breaches could have a material adverse effect on our businesses.

The risk of these systems-related events and security breaches occurring has intensified, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. In the ordinary course of our business, there are frequent attempts to cause such systems-related events and security breaches, and we have experienced a few minor systems-related events that, to date, have not resulted in any significant degradation or disruption to our network or information systems or our services or operations. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future or not have an adverse effect on our businesses.

Our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our intellectual property, such as patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other third parties, to use various technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain or continue to obtain licenses from our vendors and other third parties on reasonable terms, our businesses could be adversely affected.

Comcast 2012 Annual Report on Form 10-K	34

In addition, intellectual property constitutes a significant part of the value of NBCUniversal’s businesses, and our success is highly dependent on protecting intellectual property rights in the content we create or acquire against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising on our content, and increases our costs due to our active enforcement of protecting our intellectual property rights. Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances allowing the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution on DVDs, peer-to-peer computer networks and other platforms continues to present challenges for our cable networks, broadcast television and filmed entertainment businesses. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. If any U.S. or international laws intended to combat piracy and protect intellectual property rights are repealed or weakened or are not adequately enforced, or if the legal system fails to adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, and the value of our intellectual property may be negatively impacted and our costs of enforcing our rights may increase. See “Business – Legislation and Regulation – Other Areas of Regulation – Intellectual Property” above for additional information.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third-party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties or if demand exceeds their capacity or they otherwise cannot meet our specifications, our ability to provide some services may be adversely affected.

Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses.

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

In addition, our cable networks and broadcast television networks have programming rights agreements of varying scope and duration with various sports organizations to broadcast and produce sporting events, including certain NFL, NHL, NBA and MLB games. Labor disputes in these and other sports organizations could have an adverse effect on our businesses.

35	Comcast 2012 Annual Report on Form 10-K

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

Sales of DVDs have been declining.

Several factors, including weak economic conditions, the maturation of the standard-definition DVD format, piracy and intense competition for consumer discretionary spending and leisure time, are contributing to an industry-wide decline in DVD sales both in the United States and internationally, which has had an adverse effect on our filmed entertainment business’s results of operations. DVD sales have also been adversely affected by an increasing shift by consumers toward subscription rental, discount rental kiosks and digital forms of entertainment, such as video-on-demand services, which generate less revenue per transaction than DVD sales. A continued decline in our DVD sales volumes could have an adverse effect primarily on our filmed entertainment business.

We face risks arising from the outcome of various litigation matters.

We are subject to various legal proceedings and claims, including those referred to in “Legal Proceedings” and those arising in the ordinary course of business, including regulatory and administrative proceedings, claims and audits. While we do not expect the final disposition of any of these litigation matters will have a material effect on our financial condition, an adverse outcome in one or more of these matters could be material to our consolidated results of operations and cash flows for any one period, and any litigation resulting from any such legal proceedings could be time-consuming, costly and injure our reputation. Further, no assurance can be given that any unfavorable outcome would not have an adverse effect on our businesses.

We face risks relating to doing business internationally that could adversely affect our businesses.

We, primarily through NBCUniversal, operate our businesses worldwide. There are risks inherent in doing business internationally, including the current European debt crisis and other global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws, and regulations and potentially adverse tax developments. In addition, doing business internationally is subject to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act that impose stringent requirements on how we conduct our foreign operations. If these risks occur, our businesses may be adversely affected.

Comcast 2012 Annual Report on Form 10-K	36

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we make acquisitions and investments and enter into other strategic transactions. In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions. The occurrence of any of the foregoing events could have an adverse effect on our businesses.

Our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock.

Our Class B common stock has a nondilutable 33 1/3% of the combined voting power of our Class A and Class B common stock. This nondilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A Special common stock do not decrease the nondilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other shareholders and even if they might be in the best interests of our other shareholders. These potentially material transactions include mergers or consolidations involving Comcast Corporation, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or by-laws that would limit the rights of holders of our Class B common stock. Brian L. Roberts, our chairman and CEO, beneficially owns all of the outstanding shares of our Class B common stock and, accordingly, has considerable influence over our company and the ability to transfer potential effective control by selling the Class B common stock.

37	Comcast 2012 Annual Report on Form 10-K

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2012. Our corporate headquarters and Cable Communications segment headquarters are located in Philadelphia, PA at One Comcast Center, a leased facility. We also lease locations for numerous business offices, warehouses and properties housing divisional information technology operations throughout the country.

Cable Communications

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution networks, and equipment at or near our customers’ homes. The signal receiving apparatus typically includes a tower, antenna, ancillary electronic equipment and ground stations for reception of satellite signals. Headends consist of electronic equipment necessary for the reception, amplification and modulation of signals and are located near the receiving devices. Our distribution network consists primarily of coaxial and fiber-optic cables, lasers, routers, switches and related electronic equipment. Our cable plant and related equipment generally are connected to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premises equipment (“CPE”) consists primarily of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance and replacement.

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

NBCUniversal Segments

NBCUniversal’s corporate headquarters are located in New York City at 30 Rockefeller Plaza, a leased facility. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world for our NBCUniversal businesses, including property for our owned local broadcast television stations. In addition, we also own theme parks and related facilities in Orlando and Hollywood.

Comcast 2012 Annual Report on Form 10-K	38

The table below sets forth information as of December 31, 2012 with respect to NBCUniversal’s principal properties:

Location	Principal Use	Principal Segment in Which Used	Owned or Leased

30 Rockefeller Plaza New York, NY	NBCUniversal corporate headquarters, offices and studios	Headquarters and Other, Cable Networks and Broadcast Television	Leased

10 Rockefeller Plaza New York, NY	The Today Show studio, production facilities and offices	Broadcast Television	Leased

Universal City Universal City, CA	Offices, studios, theme park and retail operations	All	Owned

1000 Universal Studios Plaza Orlando, FL	Theme parks, lodging, production facilities, parking structures and administrative buildings	Theme Parks	Owned

3000 W Alameda Ave. Burbank, CA	Offices and production facilities	Broadcast Television	Leased

2290 W 8th Ave. Hialeah, FL	Telemundo headquarters and production facilities	Headquarters and Other and Broadcast Television	Leased

Other

The Wells Fargo Center, a large, multipurpose arena that we own, was the principal physical operating asset of our other businesses as of December  31, 2012.

Item 3: Legal Proceedings

Refer to Note 18 to our consolidated financial statements included in this Annual Report on Form 10-K.

In addition to the matters described in Note 18, the California Attorney General and the Alameda County, California District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. We expect that these entities will seek injunctive and monetary relief. We are cooperating with the investigation. While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

Item 4: Mine Safety Disclosures

Not applicable.

39	Comcast 2012 Annual Report on Form 10-K

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Our Class A common stock is listed on the NASDAQ Global Select Market under the symbol CMCSA and our Class A Special common stock is listed on the NASDAQ Global Select Market under the symbol CMCSK. There is no established public trading market for our Class B common stock. Our Class B common stock can be converted, on a share for share basis, into Class A or Class A Special common stock.

Dividends Declared
2012		2011
Month Declared:	Dividend Per Share	Month Declared:	Dividend Per Share
February	$0.1625	January	$0.1125
May	$0.1625	May	$0.1125
July	$0.1625	July	$0.1125
October (paid in January 2013)	$0.1625	October (paid in January 2012)	$0.1125
Total	$0.65	Total	$0.45

We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. In February 2013, our Board of Directors approved a 20% increase in our dividend to $0.78 per share on an annualized basis and approved our first quarter dividend of $0.195 per share to be paid in April 2013.

Holders of our Class A common stock in the aggregate hold 66  2/3% of the voting power of our common stock. The number of votes that each share of our Class A common stock has at any given time depends on the number of shares of Class A common stock and Class B common stock then outstanding. Holders of shares of our Class A Special common stock cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, shares of our Class A Special common stock have the same number of votes per share as shares of Class A common stock. Our Class B common stock has a 33 1/3% nondilutable voting interest, and each share of Class B common stock has 15 votes per share. Mr. Brian L. Roberts beneficially owns all outstanding shares of our Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.

Record holders as of December 31, 2012, are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	624,449
Class A Special Common Stock	1,798
Class B Common Stock	3

Comcast 2012 Annual Report on Form 10-K	40

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2012. Under our share repurchase program, our Board gives management discretion to purchase either Class A or Class A Special common stock. During 2012, the Class A Special common stock traded at a discount to the Class A common stock and all of the shares repurchased were of Class A Special common stock. Subject to market conditions, including the amount of any price differential between the two classes of common stock, we currently expect to continue to repurchase primarily Class A Special common stock under our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
First Quarter 2012	26,136,606	$28.92	25,903,672	$750,000,000	$5,750,000,000
Second Quarter 2012	26,291,936	$29.15	25,754,733	$750,000,000	$5,000,000,000
Third Quarter 2012	22,910,903	$32.74	22,910,903	$750,000,000	$4,250,000,000
October 1-31, 2012	4,494	$36.35	—	$—	$4,250,000,000
November 1-30, 2012	10,600,503	$35.38	10,600,503	$375,000,000	$3,875,000,000
December 1-31, 2012	10,651,441	$35.58	10,545,438	$375,000,000	$3,500,000,000
Total	96,595,883	$31.33	95,715,249	$3,000,000,000	$3,500,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $2 billion of shares during 2013, subject to market conditions.

The total number of shares purchased during 2012 includes 880,634 shares received in the administration of employee share-based compensation plans.

Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of our Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2012
First Quarter	$30.41	$24.28	$30.00	$23.97
Second Quarter	$31.99	$28.09	$31.48	$27.80
Third Quarter	$36.90	$31.04	$35.83	$30.60
Fourth Quarter	$38.22	$34.94	$36.91	$34.00

2011
First Quarter	$25.91	$22.05	$24.49	$20.79
Second Quarter	$27.16	$23.32	$25.40	$22.07
Third Quarter	$26.14	$19.19	$25.00	$18.74
Fourth Quarter	$25.32	$19.72	$24.84	$19.55

41	Comcast 2012 Annual Report on Form 10-K

Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on our Class A common stock and Class A Special common stock during the five years ended December 31, 2012 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a select peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of us (Class A and Class A Special common stock), as well as Cablevision Systems Corporation (Class A), DISH Network Corporation, DirecTV Inc. and Time Warner Cable Inc. (the “cable subgroup”), and Time Warner Inc., Walt Disney Company, Viacom Inc. (Class B), News Corporation (Class A), and CBS Corporation (Class B) (the “media subgroup”). The peer group was constructed as a composite peer group in which the cable subgroup is weighted 62% and the media subgroup is weighted 38% based on the respective revenue of our Cable Communications and NBCUniversal segments. The graph assumes $100 was invested on December 31, 2007 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2008	2009	2010	2011	2012
Comcast Class A	$93	$95	$126	$139	$223
Comcast Class A Special	$90	$91	$121	$139	$216
S&P 500 Stock Index	$63	$80	$92	$94	$109
Peer Group Index	$73	$93	$118	$130	$187

Comcast 2012 Annual Report on Form 10-K	42

Item 6: Selected Financial Data

Year ended December 31 (in millions, except per share data)	2012	2011(b)	2010	2009	2008
Statement of Income Data
Revenue	$62,570	$55,842	$37,937	$35,756	$34,423
Operating income	12,179	10,721	7,980	7,214	6,732
Net income attributable to Comcast Corporation(a)	6,203	4,160	3,635	3,638	2,547
Basic earnings per common share attributable to Comcast Corporation shareholders	$2.32	$1.51	$1.29	$1.27	$0.87

Diluted earnings per common share attributable to Comcast Corporation shareholders	$2.28	$1.50	$1.29	$1.26	$0.86
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.65	$0.45	$0.378	$0.297	$0.25
Balance Sheet Data (at year end)
Total assets	$164,971	$157,818	$118,534	$112,733	$113,017
Total debt, including current portion	40,458	39,309	31,415	29,096	32,456
Comcast Corporation shareholders’ equity	49,356	47,274	44,354	42,721	40,450
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$14,854	$14,345	$11,179	$10,281	$10,231
Investing activities	(1,486)	(12,508)	(5,711)	(5,897)	(7,477)
Financing activities	(4,037)	(6,201)	(155)	(4,908)	(2,522)

(a)

For 2012, 2011 and 2010, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for a discussion of the effects of items impacting net income attributable to Comcast Corporation. In 2012 and 2011, net income attributable to Comcast Corporation is stated after deducting net income of $1.7 billion and $1 billion, respectively, attributable to noncontrolling interests.

(b)

On January 28, 2011, we completed the NBCUniversal transaction. Refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for a discussion of the effects of the NBCUniversal transaction on the comparability of the information presented in this financial data.

43	Comcast 2012 Annual Report on Form 10-K

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. In 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)). We present our operations in the following five reportable business segments: Cable Communications, Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the “NBCUniversal segments.”

Cable Communications

We are the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand and we also provide these services to businesses. As of December 31, 2012, our cable systems served 22.0 million video customers, 19.4 million high-speed Internet customers and 10.0 million voice customers and passed more than 53 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. In 2012, our Cable Communications segment generated 63% of our consolidated revenue and more than 80% of our operating income before depreciation and amortization.

Our cable systems allow us to deliver video, high-speed Internet and voice services to residential customers and to small and medium-sized businesses. We offer a broad variety of video services with access to hundreds of channels, including premium networks, such as HBO, Showtime, Starz and Cinemax, pay-per-view channels, as well as On Demand, our video-on-demand service, and an interactive, on-screen program guide. Our video customers may also subscribe to a higher level of video service, including our HD video and DVR services. Our video customers also have the ability to use XFINITY.net or our mobile apps for smartphones and tablets to view certain live television programming and some of our On Demand content, browse program listings, and, in select markets, schedule and manage DVR recordings online.

Our high-speed Internet services generally provide Internet access at downstream speeds of up to 105 Mbps, subject to geographic market availability, and we also have introduced speeds of up to 305 Mbps in limited markets. Our high-speed Internet service for business customers also includes a website hosting service and an interactive tool that allows customers to share, coordinate and store documents online.

Our voice services provide local and long-distance calling and other features. These features, as well as additional features such as hosted voice services using cloud network servers, a business directory listing and the added capacity for multiple phone lines are made available to our business voice customers. For our medium-sized business customers, we also offer metro Ethernet network services and cellular backhaul services.

The majority of our Cable Communications segment revenue is generated from subscriptions to our cable services. Customers are typically billed in advance on a monthly basis based on the services and features they receive and the type of equipment they use. Residential customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their contracts, which typically have 2 to 5 year terms.

Comcast 2012 Annual Report on Form 10-K	44

Our most significant operating cost is the programming expense we incur to provide content to our video customers. We anticipate that our programming expenses will continue to increase. We have, and will continue to attempt to, offset increases in programming expenses through rate increases, the sale of additional video and other services and through operating efficiencies.

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

Cable Networks

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network); our regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which are primarily brand-aligned and other websites. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, our broadcast television production operations, and our related digital media properties, which are primarily brand-aligned websites. Our Broadcast Television segment generates revenue primarily from the sale of advertising and the licensing of our owned programming. Our Broadcast Television segment also generates revenue from the sale of our owned programming, retransmission of our owned local television stations’ signals and fees received from our affiliated local television stations.

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. We also develop, produce and license live stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films, and the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise.

Other

Our other business interests primarily include Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

45	Comcast 2012 Annual Report on Form 10-K

2012 Developments

The following are the more significant developments in our businesses during 2012:

•	an increase in consolidated revenue of 12.0% to $62.6 billion and an increase in consolidated operating income of 13.6% to $12.2 billion

•

an increase in Cable Communications segment revenue of 6.4% to $39.6 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 6.3% to $16.3 billion

•

an increase in total NBCUniversal revenue to $23.8 billion, which represents a 12.7% increase on a pro forma basis and includes $1.4 billion related to our broadcasts of the 2012 London Olympics and the 2012 Super Bowl, and an increase in total NBCUniversal operating income before depreciation and amortization to $4.1 billion, which represents a 9.0% increase on a pro forma basis

•

the completion of SpectrumCo’s transaction to sell its advanced wireless services (“AWS”) spectrum licenses to Verizon Wireless for $3.6 billion, of which our portion of the proceeds was $2.3 billion, and the commencement of sales under our agency agreements with Verizon Wireless, which provide for, among other things, the sale of our cable services by Verizon Wireless and our sale of Verizon Wireless products and services (the “SpectrumCo transaction”)

•

the redemption by A&E Television Networks LLC (“A&E Television Networks”) of NBCUniversal’s 15.8% equity interest in A&E Television Networks for $3 billion in cash proceeds (the “A&E Television Networks transaction”)

Recent Developments

On February 12, 2013, we entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion. In addition, NBCUniversal agreed to acquire from GE the portion of 30 Rockefeller Plaza in New York City that NBCUniversal occupies and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion. The transactions, which are subject to customary closing conditions, are expected to close by the end of March 2013.

The consideration will consist of $11.4 billion of cash on hand; $4 billion of senior unsecured debt securities issued by a holding company (“HoldCo”), whose sole asset is its interests in NBCUniversal Holdings; $2 billion of cash funded through a combination of Comcast’s existing credit facility and NBCUniversal’s credit facility, which is expected to be amended, among other things, to substitute HoldCo as the sole borrower; and $725 million of Holdco preferred stock. After closing, we will control and consolidate HoldCo and own all of its capital stock other than the preferred stock. HoldCo’s debt securities and credit facility will be guaranteed by us and the cable holding company subsidiaries that guarantee our senior indebtedness. The preferred stock will pay dividends at a fixed rate and can be put to HoldCo for redemption at par on the later of seven years following the issuance of the preferred stock and three years following the sale by GE of shares to unaffiliated third parties, and thereafter, every third anniversary of such date (a “Put Date”). Shares of preferred stock can be called for redemption by HoldCo at par one year following each Put Date applicable to such shares.

Comcast 2012 Annual Report on Form 10-K	46

Consolidated Operating Results

Year ended December 31 (in millions)	2012	2011	2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue	$62,570	$55,842	$37,937	12.0%	47.2%
Costs and Expenses:
Programming and production	19,929	16,598	8,537	20.1	94.4
Other operating and administrative	17,857	16,656	12,395	7.2	34.4
Advertising, marketing and promotion	4,807	4,231	2,409	13.6	75.6
Depreciation	6,150	6,040	5,539	1.8	9.0
Amortization	1,648	1,596	1,077	3.3	48.3
Operating income	12,179	10,721	7,980	13.6	34.3
Other income (expense) items, net	(570)	(2,514)	(1,876)	(77.3)	34.0
Income before income taxes	11,609	8,207	6,104	41.5	34.4
Income tax expense	(3,744)	(3,050)	(2,436)	22.8	25.2
Net income	7,865	5,157	3,668	52.5	40.6
Net (income) loss attributable to noncontrolling interests	(1,662)	(997)	(33)	66.8	NM
Net income attributable to Comcast Corporation	$6,203	$4,160	$3,635	49.1%	14.5%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

The comparability of our consolidated results of operations was impacted by the NBCUniversal transaction, which closed on January 28, 2011, and the Universal City Development Partners, Ltd. (“Universal Orlando”) transaction, which closed on July 1, 2011. The results of operations of NBCUniversal and Universal Orlando are included in our consolidated financial statements following their respective acquisition dates.

2012 Consolidated Operating Results by Segment

Consolidated Revenue

In 2012, our Cable Communications, Broadcast Television and Filmed Entertainment segments accounted for substantially all of the increase in consolidated revenue. The increase in consolidated revenue in 2011 was primarily due to the NBCUniversal transaction and an increase in our Cable Communications segment revenue. The NBCUniversal contributed businesses accounted for $14.5 billion of the increase in consolidated revenue in 2011. Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.”

47	Comcast 2012 Annual Report on Form 10-K

Consolidated Costs and Expenses

In 2012, our Cable Communications, Broadcast Television and Filmed Entertainment segments accounted for substantially all of the increase in consolidated costs and expenses, excluding depreciation and amortization (consolidated “operating costs and expenses”). The increase in consolidated operating costs and expenses in 2011 was primarily due to the NBCUniversal transaction and the costs associated with the transaction, as well as an increase in our Cable Communications segment. The NBCUniversal contributed businesses accounted for $12.3 billion of the increase in consolidated operating costs and expenses in 2011. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization increased slightly in 2012 primarily due to the impact of consolidating NBCUniversal and Universal Orlando following the close of each transaction. Consolidated depreciation and amortization increased in 2011 primarily due to $976 million of depreciation and amortization associated with the consolidation of NBCUniversal and Universal Orlando following their respective acquisition dates.

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

Competition

The results of operations of our reportable business segments may be affected by competition, as all of our businesses operate in intensely competitive industries and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape and consumer behavior. For example, companies continue to emerge that offer services or devices that enable digital distribution of movies, television shows and other video programming, and wireless services and devices continue to evolve. Moreover, newer services that distribute video programming are also beginning to produce or acquire their own original content. This competition is further complicated by federal and state legislative bodies and various regulatory agencies, such as the FCC, which can adopt laws and policies that provide a favorable operating environment for some of our existing and potential new competitors. See “Business – Competition” for additional information.

Comcast 2012 Annual Report on Form 10-K	48

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. This generally results in a reduction in net customer additions in the second calendar quarter and increased net customer additions in the third and fourth calendar quarters of each year.

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Our U.S. advertising revenue is generally higher in the second and fourth calendar quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, benefiting in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Our Broadcast Television revenue and operating costs and expenses also are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue generally increases in the period of these broadcasts from increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees. All of the revenue and operating costs and expenses associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl are reported in our Broadcast Television segment.

Revenue in our Filmed Entertainment segment also fluctuates due to the timing of the release of films in movie theaters and the release of our films on DVD and through digital distributors. Revenue in our Cable Networks and Broadcast Television segments also fluctuates depending on the timing of the release of our programming on television and on DVD. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced during the summer months, around holidays and in the fourth calendar quarter of each year. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our owned content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance resulting from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks experience peak attendance generally during the summer months when schools are closed and during early winter and spring holiday periods.

Cable Communications Segment Results of Operations

49	Comcast 2012 Annual Report on Form 10-K

Year ended December 31 (in millions)	2012	2011	2010	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Residential:
Video	$20,112	$19,625	$19,363	2.5%	1.3%
High-speed Internet	9,544	8,743	7,958	9.2	9.9
Voice	3,557	3,503	3,300	1.5	6.2
Business services	2,404	1,791	1,267	34.2	41.4
Advertising	2,287	2,005	2,020	14.1	(0.8)
Other	1,700	1,559	1,455	9.1	7.2
Total revenue	39,604	37,226	35,363	6.4	5.3
Operating costs and expenses
Programming	8,386	7,851	7,420	6.8	5.8
Technical labor	2,338	2,318	2,300	0.9	0.8
Customer service	1,961	1,882	1,855	4.2	1.5
Marketing	2,707	2,407	2,155	12.5	11.7
Other	7,957	7,480	7,331	6.4	2.0
Total operating costs and expenses	23,349	21,938	21,061	6.4	4.2
Operating income before depreciation and amortization	$16,255	$15,288	$14,302	6.3%	6.9%

Customer Metrics

	Total Customers			Net Additional Customers
December 31 (in thousands)	2012	2011	2010	2012	2011	2010
Video customers	21,995	22,331	22,790	(336)	(459)	(756)
High-speed Internet customers	19,367	18,144	16,985	1,223	1,159	1,058
Voice customers	9,955	9,342	8,610	613	732	988

Customer data includes residential and business customers.

Cable Communications Segment – Revenue

Our average monthly total revenue per video customer increased to $149 in 2012 from $138 in 2011 and $127 in 2010. The increases in average monthly total revenue per video customer were primarily due to increases in the number of residential customers receiving multiple services, rate adjustments, higher contributions from business services and declines in the total number of video customers.

Video

Video revenue increased in 2012 and 2011 primarily due to rate adjustments and additional residential customers receiving higher levels of video service, which were partially offset by declines in the number of residential video customers in both years. During 2012 and 2011, the number of video customers decreased by 336,000 and 459,000, respectively. These decreases were primarily due to competitive pressures in our service areas. We may experience further declines in the number of residential video customers.

As of December 31, 2012, 41% of the homes and businesses in the areas we serve subscribed to our video services, compared to 43% and 44% as of December 31, 2011 and 2010, respectively. As of December 31, 2012, 11.5 million customers subscribed to at least one of our HD video or DVR services, compared to 10.9 million customers and 10.1 million customers as of December 31, 2011 and 2010, respectively.

Comcast 2012 Annual Report on Form 10-K	50

High-Speed Internet

As of December 31, 2012, 36% of the homes and businesses in the areas we serve subscribed to our high-speed Internet services, compared to 35% and 33% as of December 31, 2011 and 2010, respectively. High-speed Internet revenue increased in 2012 and 2011 primarily due to increases in the number of residential customers, rate adjustments and additional customers receiving higher levels of service.

Voice

As of December 31, 2012, 19% of the homes and businesses in the areas we serve subscribed to our voice services, compared to 18% and 17% as of December 31, 2011 and 2010, respectively. Voice revenue increased in 2012 and 2011 primarily due to increases in the number of residential customers receiving multiple services, while rates have remained relatively flat.

Business Services

Our business services revenue is generated primarily from the Internet, voice and video services we offer to small and medium-sized business customers, and from the sale to medium-sized businesses of our metro Ethernet network services. We also provide cellular backhaul services to mobile network operators, which help our customers manage continued growth in demand for network bandwidth.

Business services revenue increased in 2012 and 2011 primarily due to increases in the number of business customers, and our expansion of services to medium-sized business customers, including metro Ethernet network and cellular backhaul services.

Advertising

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we may sell to local, regional and national advertisers. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service.

Advertising revenue is affected by the strength of the local advertising market and general economic conditions. Advertising revenue increased in 2012 due to increases in political advertising revenue and improvements in the local and regional advertising markets, primarily driven by increased spending from automotive customers. Advertising revenue declined slightly in 2011 due to lower political advertising.

Other

We receive revenue related to cable franchise and other regulatory fees, our digital media center, commissions from electronic retailing networks, and fees from other services. Cable franchise and regulatory fees represent the fees required to be paid to federal, state and local authorities that we pass through to our customers. Under the terms of our cable franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue. The changes in franchise and other regulatory fees collected from our cable services customers are generally due to changes in the revenue on which the fees apply.

Cable Communications Segment – Operating Costs and Expenses

We continue to focus on controlling the growth of expenses. Our operating margin, which is our operating income before depreciation and amortization as a percentage of revenue, for 2012, 2011 and 2010 was 41.0%, 41.1% and 40.4%, respectively.

51	Comcast 2012 Annual Report on Form 10-K

Programming Expenses

Programming expenses, our largest operating expense, are the fees we pay to license the programming we distribute to our video customers. These expenses are affected by the programming license fees charged by cable networks and fees for retransmission of local broadcast television stations’ signals and by the number of video customers we serve and the amount of content we provide. Programming expenses increased in 2012 and 2011 primarily due to increases in programming license fees and fees incurred to secure rights for additional programming for our customers.

We anticipate that our programming expenses will continue to increase as we provide additional content to our video customers, including in HD and On Demand; as we deliver this content through an increasing number of platforms, such as online and through our mobile apps for smartphones and tablets; and as the fees charged to us increase. Programming expenses will also increase to the extent we improve the rate in which the number of our residential video customers decrease. We believe that adding more content and delivering it on various platforms will assist in attracting and retaining video customers.

Technical Labor Expenses

Technical labor expenses include the internal and external labor costs to complete service call and installation activities, as well as network operations, fulfillment and provisioning costs. These expenses remained relatively flat in 2012 and 2011 primarily due to an increase in customer self-installation activities.

Customer Service Expenses

Customer service expenses include the personnel and other costs associated with handling customer sales and service activity. Customer service expenses increased in 2012 primarily due to increases in labor costs associated with higher levels of customer service activity. Customer service expenses remained relatively flat in 2011.

Marketing Expenses

Marketing expenses increased in 2012 and 2011 primarily due to increases in spending associated with the continued expansion of business services to medium-sized businesses and costs associated with branding and competitive marketing, as well as increases in direct sales efforts.

Other Costs and Expenses

Other operating costs and expenses include franchise fees, pole rentals, plant maintenance, vehicle-related costs, advertising and representation fees, and expenses associated with business services. These expenses increased in 2012 primarily due to increases in activity related to business services, advertising and network operations, and increases in franchise and other regulatory fees. These expenses increased in 2011 primarily due to the continued expansion of business services and other service enhancement initiatives.

NBCUniversal Segments Overview

The discussion below compares the NBCUniversal segments’ actual results for 2012 to the pro forma combined results for 2011 and 2010. Management believes reviewing our operating results by combining actual and pro forma results for the NBCUniversal segments for 2011 and 2010 is more useful in identifying trends in, or reaching conclusions regarding, the overall operating performance of these segments in 2012. The pro forma amounts presented in the tables below include adjustments as if the NBCUniversal and Universal Orlando transactions had each occurred on January 1, 2010. The pro forma data was also adjusted for the effects of acquisition accounting and the elimination of costs and expenses directly related to the transactions but does not include adjustments for costs related to integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. Pro forma amounts are not necessarily

Comcast 2012 Annual Report on Form 10-K	52

indicative of what our results would have been had we operated the NBCUniversal contributed businesses or Universal Orlando since January 1, 2010, nor of our future results.

2012 NBCUniversal Segments Operating Results

The operating results of the NBCUniversal segments for 2012, 2011 and 2010 are presented in the table below.

	2012	2011			2010
	Actual	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)
(in millions)	Year Ended December 31	Year Ended December 31	NBCUniversal Businesses	Year Ended December 31	Comcast Content Business	NBCUniversal Businesses	Year Ended December 31	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Cable Networks	$8,773	$8,108	$388	$8,496	$2,719	$4,960	$7,679	3.3%	10.6%
Broadcast Television	8,154	5,935	464	6,399	—	6,888	6,888	27.4	(7.1)
Filmed Entertainment	5,159	4,239	353	4,592	—	4,576	4,576	12.4	0.3
Theme Parks	2,085	1,874	115	1,989	—	1,600	1,600	4.8	24.3
Headquarters, other and eliminations	(359)	(896)	544	(352)	—	(369)	(369)	(2.1)	4.8
Total revenue	$23,812	$19,260	$1,864	$21,124	$2,719	$17,655	$20,374	12.7%	3.7%
Operating Income Before Depreciation and Amortization
Cable Networks	$3,292	$3,185	$152	$3,337	$732	$2,434	$3,166	(1.3)%	5.4%
Broadcast Television	369	138	(15)	123	—	118	118	199.2	4.7
Filmed Entertainment	79	27	(3)	24	—	230	230	234.2	(89.7)
Theme Parks	953	830	37	867	—	591	591	9.9	46.6
Headquarters, other and eliminations	(586)	(718)	136	(582)	—	(421)	(421)	(0.6)	(38.1)
Total operating income before depreciation and amortization	$4,107	$3,462	$307	$3,769	$732	$2,952	$3,684	9.0%	2.3%

(a)

Actual amounts for our reportable segments include the results of operations for the businesses we contributed as part of the NBCUniversal transaction (“Comcast Content Business”) for 2011 and 2010, and the results of operations for the NBCUniversal acquired

53	Comcast 2012 Annual Report on Form 10-K

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

Cable Networks Segment Actual and Pro Forma Results of Operations

	2012	2011					2010
	Actual	Actual(a)	Pro Forma(b)		Pro Forma Combined(c)		Actual(a)		Pro Forma(b)	Pro Forma Combined(c)
(in millions)	Year Ended December 31	Year Ended December 31	For the Period January 1 through January 28		Year Ended December 31		Comcast Content Business		NBCUniversal Businesses	Year Ended December 31		% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Distribution	$4,604	$4,210	$188		$ 4,398		$ 1,599		$ 2,366	$ 3,965		4.7%	10.9%
Advertising	3,423	3,189		162		3,351		914	2,170		3,084	2.2	8.7
Content licensing and other	746	709		38		747		206	424		630	(0.2)	18.7
Total revenue	8,773	8,108		388		8,496		2,719	4,960		7,679	3.3	10.6
Operating costs and expenses	5,481	4,923		236		5,159		1,987	2,526		4,513	6.2	14.3
Operating income before depreciation and amortization	$3,292	$3,185	$152		$3,337		$732		$2,434	$3,166		(1.3)%	5.4%

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

Cable Networks Segment – Revenue

Distribution

Distribution revenue is generated from distribution agreements with multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Distribution revenue increased in 2012 primarily due to contractual rate increases. Pro forma combined distribution revenue increased in 2011 primarily due to contractual rate increases and increases in the number of subscribers to our cable networks.

Comcast 2012 Annual Report on Form 10-K	54

In both 2012 and 2011, 13% of our Cable Networks segment actual revenue and pro forma combined revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Advertising

Advertising revenue is generated from the sale of advertising time on our cable networks and related digital media properties. Our advertising revenue is generally based on audience ratings, the value of our viewer demographics to advertisers, and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the strength of the national advertising market, general economic conditions and the success of our programming.

Advertising revenue increased in 2012 primarily due to increases in the price and volume of advertising units sold, which were substantially offset by declines in audience ratings at certain of our cable networks. Pro forma combined advertising revenue increased in 2011 primarily due to an increase in the price of advertising units sold.

Content Licensing and Other

We also generate other revenue primarily from the licensing of our owned programming to various distribution platforms, including cable and broadcast networks and to digital distributors, such as Netflix.

Content licensing and other revenue remained flat in 2012. Pro forma combined content licensing and other revenue increased in 2011 primarily due to increases in the licensing of our owned content from our cable production studio.

Cable Networks Segment – Operating Costs and Expenses

Our Cable Networks segment operating costs and expenses consist of programming and production expenses, advertising and marketing expenses, and other operating and administrative expenses. Programming and production expenses include the amortization of owned and acquired programming, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms, and on-air talent costs. Advertising and marketing expenses primarily consist of the costs incurred in promoting our cable networks and costs associated with digital media. Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Operating costs and expenses increased in 2012 primarily due to higher programming and production expenses that resulted from an increase in sports programming rights costs, as well as from our continuing investment in original programming. Pro forma combined operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with an increase in original programming.

55	Comcast 2012 Annual Report on Form 10-K

Broadcast Television Segment Actual and Pro Forma Results of Operations

	2012	2011					2010
	Actual	Actual(a)	Pro Forma(b)		Pro Forma Combined(c)		Pro Forma(b)
(in millions)	Year Ended December 31	For the Period January 29 through December 31	For the Period January 1 through January 28		Year Ended December 31		Year Ended December 31	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Advertising	$5,842	$3,941	$315		$ 4,256		$ 4,813	37.2%	(11.6)%
Content licensing	1,474	1,509		111		1,620	1,315	(9.1)	23.2
Other	838	485		38		523	760	60.4	(31.2)
Total revenue	8,154	5,935		464		6,399	6,888	27.4	(7.1)
Operating costs and expenses	7,785	5,797		479		6,276	6,770	24.0	(7.3)
Operating income (loss) before depreciation and amortization	$369	$138	$(15)		$123		$118	199.2%	4.7%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through December 31, 2011.

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

Broadcast Television Segment – Revenue

Advertising

Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Our advertising revenue is generally based on audience ratings, the value of our viewer demographics to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned local television stations’ programming schedules. Advertising revenue is affected by the strength of the national and local advertising markets, general economic conditions and the success of our programming.

Advertising revenue increased in 2012 primarily due to $1.2 billion of advertising revenue associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl. Excluding the impact of these events, advertising revenue increased 9% in 2012 primarily due to an increase in the price and volume of advertising units sold, which included the impact of higher political advertising. Pro forma combined advertising revenue decreased in 2011 primarily due to $601 million of advertising revenue recognized in 2010 related to the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, pro forma combined advertising revenue increased slightly in 2011 primarily due to an increase in the price of advertising units sold, substantially offset by the decline in audience ratings in our primetime schedule.

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally, including to cable and broadcast networks and digital distributors, such as Netflix. The

Comcast 2012 Annual Report on Form 10-K	56

production and distribution costs related to our owned programming generally exceed the revenue generated from the initial network license. The subsequent licensing of our owned television programming following the initial network license is critical to the financial success of a television series.

Content licensing revenue decreased in 2012 and increased in 2011 primarily due to the impact of licensing agreements for our prior season and library content that were entered into in 2011.

Other

We also generate revenue from the sale of our owned programming on DVDs and through digital distributors, such as iTunes, and from fees for retransmission consent of our owned local broadcast television stations and associated fees received from our affiliated local television stations. The sale of our owned programming is driven primarily by the popularity of our broadcast networks and programming series and, therefore, fluctuates based on consumer spending and acceptance. Other revenue also includes distribution revenue associated with our periodic broadcasts of the Olympic Games.

Other revenue increased in 2012 primarily due to $266 million of distribution revenue from multichannel video providers associated with our broadcast of the 2012 London Olympics. Pro forma combined other revenue decreased in 2011 primarily due to the absence of the 2010 Vancouver Olympics and a decline in DVD sales.

Broadcast Television Segment – Operating Costs and Expenses

Our Broadcast Television segment operating costs and expenses consist of programming and production expenses, advertising and marketing expenses, and other operating and administrative expenses. Programming and production expenses relate to content originating on our broadcast networks and owned local broadcast television stations and include the amortization of owned and acquired programming costs, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms and on-air talent costs. Advertising and marketing expenses consist primarily of the costs associated with promoting our owned television programming, as well as the marketing of DVDs and costs associated with digital media. Other operating and administrative expenses include salaries, employee benefits, rent and other overhead expenses.

Operating costs and expenses increased in 2012 primarily due to the increase in programming rights and production costs of $1.3 billion associated with our broadcast of the 2012 London Olympics and the 2012 Super Bowl. Excluding the impact of these events, operating costs and expenses increased 3% in 2012, primarily due to higher programming and production costs associated with our continued investment in original programming. Pro forma combined operating costs and expenses decreased in 2011 primarily due to $1 billion of programming and production expenses recognized in 2010 associated with the 2010 Vancouver Olympics. Excluding the impact of the 2010 Vancouver Olympics, operating costs and expenses increased in 2011 primarily due to higher programming and production expenses associated with a greater number of original primetime series in 2011.

57	Comcast 2012 Annual Report on Form 10-K

Filmed Entertainment Segment Actual and Pro Forma Results of Operations

	2012	2011			2010
	Actual	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)
(in millions)	Year Ended December 31	For the Period January 29 through December 31	For the Period January 1 through January 28	Year Ended December 31	Year Ended December 31	% Change 2011 to 2012	% Change 2010 to 2011
Revenue
Theatrical	$1,390	$983	$58	$1,041	$900	33.5%	15.6%
Content licensing	1,540	1,234	171	1,405	1,336	9.7	5.2
Home entertainment	1,834	1,559	96	1,655	1,732	10.8	(4.4)
Other	395	463	28	491	608	(19.6)	(19.3)
Total revenue	5,159	4,239	353	4,592	4,576	12.4	0.3
Operating costs and expenses	5,080	4,212	356	4,568	4,346	11.2	5.1
Operating income (loss) before depreciation and amortization	$79	$27	$(3)	$24	$230	234.2%	(89.7)%

(a)	Actual amounts include the results of operations for the NBCUniversal acquired businesses for the period January 29, 2011 through December 31, 2011.

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

Filmed Entertainment Segment – Revenue

Theatrical

Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films for exhibition in movie theaters and is significantly affected by the timing of each release and the number of films we distribute, as well as their acceptance by consumers. Release dates are determined by several factors, including production schedules, vacation and holiday periods, and the timing of competitive releases. Theatrical revenue is also affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by the exhibitors and the popularity of competing films at the time our films are released. The success of a film in movie theaters is a significant factor in determining the revenue a film is likely to generate in succeeding distribution platforms.

Theatrical revenue increased in 2012 primarily due to the strong performance of our 2012 releases, which included Ted, Dr. Seuss’ The Lorax and The Bourne Legacy. Pro forma combined theatrical revenue increased in 2011 primarily due to an increase in the number of theatrical releases in our 2011 slate compared to 2010 and the strong performance of our 2011 releases of Fast Five and Bridesmaids.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to cable, broadcast and premium networks, as well as to digital distributors, such as Netflix.

Comcast 2012 Annual Report on Form 10-K	58

Content licensing revenue increased in 2012 primarily due to a higher volume of our owned and acquired films made available to licensees in 2012, as well as an increase in licensing of our content to digital distributors. Pro forma combined content licensing revenue increased in 2011 primarily due to the timing of when our owned and acquired films were made available to licensees.

Home Entertainment

Home entertainment revenue is generated from the sale of our owned and acquired films on DVDs to retail stores, rental kiosks and subscription by mail services, and through digital distributors, such as iTunes. Home entertainment revenue is significantly affected by the timing and number of our releases and their acceptance by consumers. Release dates are determined by several factors, including the timing of the exhibition of a film in movie theaters, holiday periods and the timing of competitive releases.

Home entertainment revenue increased in 2012 primarily due to an increased number of, and improved performance of, our 2012 releases compared to our 2011 releases. Pro forma combined home entertainment revenue decreased in 2011 primarily due to the overall decline in the DVD market and fewer titles released in 2011.

The DVD market continues to experience declines due to the impact of weak economic conditions, the maturation of the standard-definition DVD format, piracy, and increasing shifts in consumers toward subscription rental services, discount rental kiosks and digital distributors, which generate less revenue per transaction than DVD sales.

Other

We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties. Other revenue decreased in 2012 and pro forma combined other revenue decreased in 2011 primarily due to lower revenue generated from our stage plays as a result of fewer productions.

Filmed Entertainment Segment – Operating Costs and Expenses

Our Filmed Entertainment segment operating costs and expenses consist primarily of production expenses, advertising and marketing expenses, and other operating and administrative expenses. Production expenses include the amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution expenses. Residual payments represent amounts payable to certain of our employees, including freelance and temporary employees, who are represented by labor unions or guilds and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent and other parties involved in the production of a film. Advertising and marketing expenses consist primarily of expenses associated with theatrical prints and advertising and the marketing of DVDs. Other operating and administrative expenses include salaries, employee benefits, rent and other overhead expenses.

We incur significant marketing expenses before and throughout the release of a film in movie theaters. As a result, we typically incur losses on a film prior to and during the film’s exhibition in movie theaters and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs of producing and marketing films have generally increased in recent years and may continue to increase in the future, particularly if competition within the filmed entertainment industry continues to intensify.

Operating costs and expenses increased in 2012 primarily due to higher amortization of film costs associated with the higher cost of our 2012 slate, as well as an increase in marketing costs associated with our 2012 theatrical and DVD releases. These costs were partially offset by lower costs generated from our stage plays as a result of fewer productions. Pro forma combined operating costs and expenses increased in 2011 primarily due to an increase in marketing expenses associated with promoting our 2011 theatrical releases.

59	Comcast 2012 Annual Report on Form 10-K

Theme Parks Segment Actual and Pro Forma Results of Operations

	2012	2011			2010
	Actual	Actual(a)	Pro Forma(b)	Pro Forma Combined(c)	Pro Forma(b)
(in millions)	Year Ended December 31	For the Period January 29 through December 31	For the Period January 1 through January 28	Year Ended December 31	Year Ended December 31	% Change 2011 to 2012	% Change 2010 to 2011
Revenue	$2,085	$1,874	$115	$1,989	$1,600	4.8%	24.3%
Operating costs and expenses	1,132	1,044	78	1,122	1,009	0.9	11.2
Operating income before depreciation and amortization	$953	$830	$37	$867	$591	9.9%	46.6%

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

Theme Parks Segment — Revenue

Our Theme Parks segment revenue is generated primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees.

Attendance at our theme parks and per capita spending depend heavily on the general environment for travel and tourism, including consumer spending on travel and other recreational activities. License and other fees relate primarily to our agreements with third parties that operate the Universal Studios Japan and the Universal Studios Singapore theme parks to license the Universal Studios brand name and other intellectual property.

Theme Parks segment revenue and pro forma combined revenue increased in 2012 and 2011 primarily due to higher guest attendance and increases in per capita spending at our Universal theme parks. The increases in 2012 were primarily driven by the Transformers attraction in Hollywood, which opened in May 2012, and the increases in 2011 were attributable to the strong performance of The Wizarding World of Harry Potter™ attraction in Orlando.

Theme Parks Segment — Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.

Theme Parks segment operating costs and expenses increased slightly in 2012 primarily due to additional costs associated with the increases in attendance and per capita spending at our Universal theme parks and

Comcast 2012 Annual Report on Form 10-K	60

incremental marketing costs associated with the Transformers attraction in Hollywood. Theme Parks segment pro forma combined operating costs and expenses increased in 2011 primarily due to additional costs associated with increases in attendance and per capita spending at our Universal theme parks.

Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses incurred by our NBCUniversal businesses include overhead, personnel costs and corporate initiatives, as well as expenses related to the NBCUniversal transaction in 2011. Operating costs and expenses remained flat in 2012 primarily due to higher technology and administrative costs offset by the impact of transaction-related costs associated with the NBCUniversal transaction, including severance and other compensation-related costs, in 2011. Pro forma combined operating costs and expenses increased in 2011 primarily due to these costs.

Eliminations include the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. Our Theme Parks segment included the results of operations of Universal Orlando for this period because these amounts had been reflected in our segment performance measure. These amounts were not included when we measured total NBCUniversal and our consolidated results of operations because we recorded Universal Orlando as an equity method investment for the period January 29, 2011 through June 30, 2011.

Consolidated Other Income (Expense) Items, Net

Year ended December 31 (in millions)	2012	2011	2010
Interest expense	$(2,521)	$(2,505)	$(2,156)
Investment income (loss), net	219	159	288
Equity in net income (losses) of investees, net	959	(35)	(141)
Other income (expense), net	773	(133)	133
Total	$(570)	$(2,514)	$(1,876)

Interest Expense

Interest expense remained flat in 2012. Interest expense increased in 2011 primarily due to the effects of the NBCUniversal and Universal Orlando transactions and the consolidation of their outstanding debt obligations.

Investment Income (Loss), Net

The components of investment income (loss), net for 2012, 2011 and 2010 are presented in a table in Note 6 to our consolidated financial statements. We have entered into derivative financial instruments that we account for at fair value and that economically hedge the market price fluctuations in the common stock of substantially all of our investments accounted for as trading securities and available-for-sale securities. The differences between the unrealized gains or losses on securities underlying prepaid forward sale agreements and the mark to market adjustments on the derivative component of prepaid forward sale agreements result from one or more of the following:

•	there were unusual changes in the derivative valuation assumptions such as interest rates, volatility and dividend policy

•	the magnitude of the difference between the market price of the underlying security to which the derivative relates and the strike price of the derivative

•	the change in the time value component of the derivative value during the period

•	the security to which the derivative relates changed due to a corporate reorganization of the issuing company to a security with a different volatility rate

61	Comcast 2012 Annual Report on Form 10-K

Equity in Net Income (Losses) of Investees, Net

The change in equity in net income (losses) of investees, net in 2012 was primarily due to income of $876 million related to the SpectrumCo transaction. See Note 6 to our consolidated financial statements for additional information. The change in equity in net income (losses) of investees, net in 2011 was primarily due to the acquisition of NBCUniversal and its equity method investments, offset by losses related to our investment in Clearwire LLC.

Other Income (Expense), Net

The change in other income (expense), net in 2012 was primarily due to a $1 billion gain related to the A&E Television Networks transaction. See Note 6 to our consolidated financial statements for additional information. Other income (expense), net in 2012 and 2011 included $186 million and $57 million, respectively, of expenses related to fair value adjustments to contractual obligations that involve financial interests held by third parties in certain of our businesses. The change in other income (expense), net in 2011 also included the impact of the absence of income in 2011 associated with the sale of one of our equity method investments and income related to the resolution of a contingency of an acquired company, which were each recorded in 2010.

Consolidated Income Tax Expense

Our effective income tax rate in 2012, 2011 and 2010 was 32.3%, 37.2% and 39.9%, respectively. Income tax expense reflects an effective income tax rate that differs from the federal statutory rate primarily due the state income taxes, uncertain tax positions, and in 2012 and 2011, due to the partnership structure of NBCUniversal, and foreign income taxes. Our effective income tax rate is impacted by NBCUniversal’s partnership structure in that our income tax expense includes taxes on only 51% of NBCUniversal’s pretax income. In 2012, our effective income tax rate decreased due to proportionately higher pretax income at NBCUniversal, which included NBCUniversal’s gain on the sale of its equity interest in A&E Television Networks. In addition, our 2012 income tax expense decreased by $109 million and our 2011 income tax expense increased by $137 million due to certain changes in state tax laws that became effective in 2012 and 2011, respectively. Our income tax expense in the future may continue to be impacted by changes in NBCUniversal pretax income, adjustments to uncertain tax positions and related interest and changes in tax laws. We expect our 2013 annual effective tax rate to be in the range of 35% to 40%, absent changes in tax laws or significant changes in uncertain tax positions.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests

GE’s 49% common equity interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined in Note 4 to our consolidated financial statements. Net (income) loss attributable to noncontrolling interests includes GE’s allocated share of the earnings of NBCUniversal Holdings and NBCUniversal. The increase in net (income) loss attributable to noncontrolling interests in 2012 was primarily due to GE’s allocated share of the increase in earnings of NBCUniversal during the current year. The increase in net (income) loss attributable to noncontrolling interests in 2011 was primarily due to the NBCUniversal transaction.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, as well as the acquisition of GE’s 49% common equity interest in NBCUniversal, through our cash flows from operating activities, existing cash, cash equivalents and investments, available borrowings under our existing credit facilities, and our ability to obtain future external financing. We anticipate that we will continue to use a sub-

Comcast 2012 Annual Report on Form 10-K	62

stantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities, to return capital to shareholders and to fund the acquisition of GE’s 49% common equity interest in NBCUniversal.

As of December 31, 2012, we held $11 billion of cash and cash equivalents, of which $5.9 billion was attributable to NBCUniversal. We also maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements. In June 2012, Comcast and Comcast Cable Communications, LLC entered into a new $6.25 billion revolving credit facility due June 2017 with a syndicate of banks, which may be used for general corporate purposes. The new credit facility replaced our prior $6.8 billion credit facility that was terminated in connection with the execution of the new credit facility. The interest rate on the new credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2012, the borrowing margin for borrowings based on the London Interbank Offered Rate (“LIBOR”) was 1.125%. The terms of the new credit facility’s financial covenants and guarantees are substantially the same as those under the prior credit facility. As of December 31, 2012, amounts available under the new credit facility and NBCUniversal’s credit facility, net of amounts outstanding under our commercial paper programs and undrawn letters of credit, was $5.8 billion and $1.4 billion, respectively.

We and our Cable Communications subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing Comcast’s public debt securities and in the credit agreements governing Comcast’s and Comcast Cable Communications’ credit facilities (see Note 22 to our consolidated financial statements). NBCUniversal is subject to the covenants and restrictions set forth in the indentures governing its public debt securities and in the credit agreement governing its credit facility. We test for compliance with the covenants for each of our credit facilities on an ongoing basis. The only financial covenant in each of our credit facilities pertains to leverage, which is the ratio of debt to operating income before depreciation and amortization. As of December 31, 2012, we and NBCUniversal each met this financial covenant by a significant margin. Neither we nor NBCUniversal expect to have to reduce debt or improve operating results in order to continue to comply with this financial covenant.

Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. The effects of NBCUniversal’s monetization transactions are a component of net cash provided by operating activities in our consolidated statement of cash flows. See Note 17 to our consolidated financial statements for additional information.

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2012	2011	2010
Operating income	$12,179	$10,721	$7,980
Depreciation and amortization	7,798	7,636	6,616
Operating income before depreciation and amortization	19,977	18,357	14,596
Noncash share-based compensation	371	344	300
Changes in operating assets and liabilities	(418)	(603)	(20)
Cash basis operating income	19,930	18,098	14,876
Payments of interest	(2,314)	(2,441)	(1,983)
Payments of income taxes	(2,841)	(1,626)	(1,864)
Proceeds from investments and other	213	360	154
Excess tax benefits under share-based compensation	(134)	(46)	(4)
Net cash provided by operating activities	$14,854	$14,345	$11,179

63	Comcast 2012 Annual Report on Form 10-K

The changes in operating assets and liabilities in 2012, compared to the changes in 2011, were primarily related to a decrease in film and television costs, partially offset by the settlement in 2012 of a $237 million liability associated with the unfavorable Olympic contract that had been recorded through the application of acquisition accounting in 2011, as well as the timing of other operating items, including accounts receivable and accounts payable related to trade creditors. The changes in operating assets and liabilities in 2011, compared to the changes in 2010, were primarily related to the timing of payments of operating items and payroll, and an increase in film and television costs.

The decrease in interest payments in 2012 was primarily due to the repayment and redemption of certain of our debt obligations. The increase in interest payments in 2011 was primarily due to an increase in our outstanding debt as a result of the NBCUniversal transaction.

The increase in income tax payments in 2012 was primarily due to increases in taxable income, which resulted in higher federal tax payments made in 2012, and the lower net benefit in 2012 of the economic stimulus legislation. The decrease in income tax payments in 2011 was primarily due to the net income tax benefit in 2011 of the 2010 economic stimulus legislation.

Investing Activities

Net cash used in investing activities in 2012 consisted primarily of cash paid for capital expenditures, cash paid for intangible assets and the purchase of investments, substantially offset by proceeds from sales of businesses and investments and return of capital from investees. Net cash used in investing activities in 2011 and 2010 consisted primarily of capital expenditures and, in 2011, the acquisitions of NBCUniversal and Universal Orlando.

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable Communications segment, and we expect that this will continue in the future. The table below summarizes the capital expenditures we incurred in our Cable Communications segment in 2012, 2011 and 2010.

Year ended December 31 (in millions)	2012	2011	2010
Cable distribution system	$1,720	$1,715	$1,553
Customer premises equipment	2,678	2,594	2,864
Other equipment	462	420	370
Buildings and building improvements	57	77	66
Land	4	—	—
Total	$4,921	$4,806	$4,853

Cable Communications capital expenditures increased in 2012 primarily due to an increase in equipment purchases and increased investment in business services and network capacity. Cable Communications capital expenditures decreased slightly in 2011 primarily due to fewer equipment purchases and improved equipment pricing, partially offset by increased investment in business services and network capacity.

Capital expenditures in our NBCUniversal segments increased 75.7% to $763 million in 2012 primarily due to increased investment at our Universal theme parks and increased investment in technical infrastructure to support our cable networks and broadcast television operations. Capital expenditures in our NBCUniversal segments were not significant in 2011.

Capital expenditures for 2013 and for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes, and the timing and rate of deployment of new services and capacity for existing services. In addition, we have invested and expect to continue to invest in existing and new attractions at our Universal theme parks.

Comcast 2012 Annual Report on Form 10-K	64

Cash Paid for Intangible Assets

In 2012, cash paid for intangible assets consisted primarily of software. In 2011, cash paid for intangible assets consisted primarily of software, as well as payments associated with the acquisition of intellectual property rights for use in our theme parks. Cash paid for intangible assets was not significant in 2010.

Acquisitions

Our 2012 acquisitions were not significant. In 2011, we closed the NBCUniversal transaction and NBCUniversal acquired the remaining 50% equity interest in Universal Orlando that it did not already own. Our 2010 acquisitions were not significant. See Note 4 to our consolidated financial statements for additional information on our acquisitions.

Proceeds from Sales of Businesses and Investments

In 2012, proceeds from sales of businesses and investments consisted primarily of the A&E Television Networks transaction. Following the close of the A&E Television Networks transaction, NBCUniversal no longer receives dividends from A&E Television Networks. In 2012 and 2011, NBCUniversal received $129 million and $196 million, respectively, in dividends from A&E Television Networks, which were included in net cash provided by operating activities. In 2011, proceeds from sales of businesses and investments consisted primarily of the sale of the Philadelphia 76ers, NBCUniversal’s sale of a Spanish-language local television station and the sale of other investments. Proceeds from sales of businesses and investments were not significant in 2010.

Return of Capital from Investees

In 2012, return of capital from investees consisted primarily of distributions received from the SpectrumCo transaction. Our return of capital from investees in 2011 and 2010 was not significant.

Financing Activities

Net cash used in financing activities consisted primarily of repurchases of our common stock, repayments of debt, dividend payments, repayments of our short-term borrowings and NBCUniversal’s distributions to GE, offset by proceeds from borrowings and issuances of common stock. Distributions in 2012 to GE, as NBCUniversal’s noncontrolling member, represented tax distributions and included $211 million related to the A&E Television Networks transaction. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments.

During 2012, we issued $4.5 billion aggregate principal amount of debt, of which $2.0 billion was issued by NBCUniversal. During 2012, we repaid $781 million aggregate principal amount of our debt outstanding at maturity and we redeemed $2.1 billion aggregate principal amount of our debt outstanding prior to maturity.

In January 2013, we issued $750 million aggregate principal amount of 2.850% senior notes due 2023, $1.7 billion aggregate principal amount of 4.250% senior notes due 2033 and $500 million aggregate principal amount of 4.500% senior notes due 2043.

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

65	Comcast 2012 Annual Report on Form 10-K

Share Repurchases and Dividends

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. In 2012, we repurchased 96 million shares of our Class A Special common stock for $3.0 billion. We expect to repurchase $2 billion of shares during 2013, subject to market conditions.

Our Board of Directors declared quarterly dividends totaling $1.7 billion in 2012. We paid dividends of $1.6 billion in 2012. In February 2013, our Board of Directors approved a 20% increase in our dividend to $0.78 per share on an annualized basis and approved our first quarter dividend of $0.195 per share to be paid in April 2013. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The table below sets forth information on our share repurchases and dividends paid in 2012, 2011 and 2010.

Contractual Obligations

The table below presents our future contractual obligations as of December 31, 2012 by period in which the payments are due.

	Payment Due by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$40,345	$2,363	$5,375	$5,352	$27,255
Capital lease obligations	113	13	21	16	63
Operating lease obligations	3,217	497	819	683	1,218
Purchase obligations(b)	39,020	7,410	8,242	6,738	16,630
Other long-term liabilities reflected on the balance sheet(c)	10,545	1,882	3,670	822	4,171
Total(d)	$93,240	$12,165	$18,127	$13,611	$49,337

Refer to Note 9 (long-term debt) and Note 18 (commitments and contingencies) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations related to our Cable Communications segment include programming contracts with cable networks and local broadcast television stations, contracts with customer premises equipment manufacturers, communication vendors and multichannel video providers for which we provide advertising sales representation, and other contracts entered into in the normal course of business. Cable Communications programming contracts in the table above include amounts payable under fixed or minimum guaranteed commitments and do not represent the total fees that are expected to be paid under programming contracts, which we expect to be higher because these contracts are generally based on the number of subscribers receiving the programming. Our purchase obligations related to our NBCUniversal segments consist primarily

Comcast 2012 Annual Report on Form 10-K	66

of the commitments to acquire film and television programming, including U.S. television rights to future Olympic Games through 2020, Sunday Night Football on NBC through the 2022-23 season, including the Super Bowl in 2015, 2018 and 2021, NHL games through the 2020-21 season, Spanish-language U.S. television rights to FIFA World Cup games through 2022, U.S television rights to English Premier League soccer games through the 2015-16 season and certain PGA TOUR golf events through 2021, as well as obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term obligations consist primarily of prepaid forward sale agreements of equity securities we hold; subsidiary preferred shares; deferred compensation obligations; pension, postretirement and postemployment benefit obligations; the contingent consideration obligation related to the NBCUniversal transaction; and certain contractual obligations acquired in connection with the NBCUniversal and Universal Orlando transactions. These contractual obligations involve financial interests held by third parties in certain NBCUniversal businesses and are based on a percentage of future revenue of the specified businesses. One of these contractual obligations provides the third party with the option, beginning in 2017, to require NBCUniversal to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. Reserves for uncertain tax positions of $1.6 billion are not included in the table above because it is uncertain if and when these reserves will become payable. Payments of $1.8 billion of participations and residuals are also not included in the table above because we cannot make a reliable estimate of the period in which these obligations will be settled.

(d)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$52,032
Commitments not recorded on the balance sheet	41,208
Total	$93,240

GE Redemption Rights

Under the terms of the operating agreement of NBCUniversal Holdings, during the six month period beginning July 28, 2014, GE has the right to cause NBCUniversal Holdings to redeem, in cash, half of GE’s interest in NBCUniversal Holdings, and during the six month period beginning January 28, 2018, GE has the right to cause NBCUniversal Holdings to redeem GE’s remaining interest, if any. If GE exercises its first redemption right, we have the immediate right to purchase the remainder of GE’s interest. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption. None of these amounts are included in the table above. See Note 4 to our consolidated financial statements for additional information.

On February 12, 2013, we entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 21 to our consolidated financial statements for additional information.

Off-Balance Sheet Arrangements

As of December 31, 2012, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights, the accounting for film and television costs, and the accounting for income taxes are

67	Comcast 2012 Annual Report on Form 10-K

critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below. See Notes 8, 5 and 15 to our consolidated financial statements, respectively, for a discussion of our accounting policies with respect to these items.

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

We have concluded that our cable franchise rights have an indefinite useful life since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. Accordingly, we do not amortize our cable franchise rights but assess the carrying value of our cable franchise rights annually, or more frequently whenever events or changes in circumstances indicate that the carrying amount may exceed the fair value (“impairment testing”). When performing a quantitative assessment, we estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions and profitability information.

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

We could also record impairment charges in the future if there are changes in long-term market conditions, in expected future operating results, or in federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. Assumptions made about increased competition and economic conditions could also impact the valuations used in future annual impairment testing and result in a reduction of fair values from those determined in the July 1, 2012 annual impairment testing. The table below illustrates the impairment related to our Cable Communications divisions that would have occurred had the hypothetical reductions in fair value existed at the time of our last annual impairment testing.

Percent Hypothetical Reduction in Fair Value and Related Impairment

(in millions)	10%	15%	20%	25%
Northeast Division	$—	$—	$(402)	$(1,842)
Central Division	—	—	—	—
West Division	—	—	—	—
Total	$—	$—	$(402)	$(1,842)

Comcast 2012 Annual Report on Form 10-K	68

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expense. We generally record the amortization and the accrued costs using the film forecast computation method, which amortizes such costs using the ratio of the current period’s actual revenue to estimated total remaining gross revenue from all sources (“ultimate revenue”). Estimates of ultimate revenue have a significant impact on how quickly capitalized costs are amortized and, therefore, are updated regularly.

Our estimates of ultimate revenue for films generally include revenue from all sources that are expected to be earned within 10 years from the date of a film’s initial release. These estimates are based on the historical performance of similar content, as well as factors unique to the content itself. The most sensitive factor affecting our estimate of ultimate revenue for a film intended for theatrical release is the film’s theatrical performance, as subsequent revenue from the licensing and sale of a film has historically exhibited a high correlation to its theatrical performance. Upon a film’s release, our estimates of revenue from succeeding markets, including home entertainment and other distribution platforms, are revised based on historical relationships and an analysis of current market trends.

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

Capitalized film and television costs, as well as stage play production costs, are subject to impairment testing when certain triggering events are identified. If the fair value of a production falls below its unamortized cost, we would record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The fair value assessment is generally based on estimated future discounted cash flows, which are supported by our internal forecasts. Adjustments to capitalized film and stage play production costs of $161 million and $57 million were recorded in 2012 and 2011, respectively.

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

69	Comcast 2012 Annual Report on Form 10-K

taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved.

We adjust our estimates periodically to reflect changes in circumstances in ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. We believe that adequate accruals have been made for income taxes. When uncertain tax positions are ultimately resolved, either individually or in the aggregate, differences between our estimated amounts and the actual amounts are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period. As of December 31, 2012, our uncertain tax positions and related accrued interest were $1.6 billion and $721 million, respectively.

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

Our interest rate derivative financial instruments, which may include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of our total debt at fixed rates to 89.5% from 99.9% as of December 31, 2012. In 2012, 2011 and 2010, the effect of our interest rate derivative financial instruments was a decrease in our interest expense of $106 million, $136 million and $132 million, respectively. Interest rate derivative financial instruments may have a significant effect on our interest expense in the future.

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2012.

(in millions)	2013	2014	2015	2016	2017	Thereafter	Total	Estimated Fair Value as of December 31, 2012
Debt
Fixed rate	$2,376	$1,969	$3,386	$2,813	$2,554	$27,318	$40,416	$47,690
Average interest rate	8.8%	3.8%	5.9%	4.5%	7.0%	5.8%	5.9%
Variable rate	$—	$—	$41	$—	$1	$—	$42	$42
Average interest rate	2.4%	2.6%	3.1%	3.5%	4.1%	0.0%	3.1%
Interest Rate Instruments
Fixed to variable swaps	$1,550	$1,100	$150	$800	$—	$600	$4,200	$244
Average pay rate	6.0%	0.8%	1.9%	2.9%	0.0%	2.3%	3.4%
Average receive rate	8.0%	4.4%	3.7%	4.8%	0.0%	5.7%	6.0%

Comcast 2012 Annual Report on Form 10-K	70

We use the notional amount of each instrument to calculate the interest to be paid or received. The notional amounts do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, including accrued interest. We estimate interest rates on variable rate debt and swaps using the average implied forward LIBOR through the year of maturity based on the yield curve in effect on December 31, 2012, plus the applicable borrowing margin on December 31, 2012.

Certain of our financial contracts include credit-ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of our swaps could be subject to termination provisions if we do not maintain investment grade credit ratings. As of December 31, 2012 and 2011, the estimated fair value of those swaps was an asset of $13 million and $19 million, respectively. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time. See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments.

Foreign Exchange Risk Management

NBCUniversal has significant operations in a number of countries outside the United States, and certain of NBCUniversal’s operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar value of our non-U.S. revenue and operating costs and expenses and reduce international demand for our content, all of which could negatively affect our business, financial condition and results of operations in a given period or in specific territories.

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, we enter into derivative financial instruments related to a significant portion of our foreign currency exposures. We enter into foreign currency forward contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of our foreign currency assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, we hedge forecasted foreign currency transactions for periods generally not to exceed one year. In certain circumstances we enter into foreign exchange contracts with initial maturities in excess of one year. As of December 31, 2012 and 2011, we had foreign exchange contracts with a total notional value of $820 million and $767 million, respectively. As of December 31, 2012 and 2011, the aggregate estimated fair value of these foreign exchange contracts was not material.

We have analyzed our foreign currency exposures related to NBCUniversal’s operations as of December 31, 2012, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their relevant functional currency. For these assets and liabilities, we then evaluated the effect of a 10% shift in currency exchange rates between those currencies and the U.S. dollar. The analysis of such shift in exchange rates indicated that there would be an immaterial effect on our 2012 income.

We are also exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to our foreign currency denominated debt obligations. Cross-currency swaps are used to effectively convert fixed-rate foreign currency denominated debt to fixed-rate U.S. dollar denominated debt, in order to hedge the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2012 and 2011, the fair value of our cross-currency swaps on our £625 million principal amount of 5.50% senior notes due 2029 was an asset of $30 million and a liability of $69 million, respectively.

71	Comcast 2012 Annual Report on Form 10-K

See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments.

Equity Price Risk Management

We are exposed to the market risk of changes in the equity prices of our investments in marketable securities. We enter into various derivative transactions in accordance with our policies to manage the volatility related to these exposures. Through market value and sensitivity analyses, we monitor our equity price risk exposures to ensure that the instruments are matched with the underlying assets or liabilities, reduce our risks relating to equity prices, and maintain a high correlation to the risk inherent in the hedged item.

To limit our exposure to and the benefits from price fluctuations in the common stock of some of our investments, we use equity derivative financial instruments. These derivative financial instruments, which are accounted for at fair value, may include equity collar agreements, prepaid forward sale agreements and indexed debt instruments.

Except as described above in Item 7 under the heading “Investment Income (Loss), Net,” the changes in the fair value of the investments that we accounted for as available-for-sale or trading securities were substantially offset by the changes in the fair values of the equity derivative financial instruments. See Note 2 to our consolidated financial statements for additional information on our accounting policies for derivative financial instruments and Note 6 to our consolidated financial statements for additional information on our investments.

Counterparty Credit Risk Management

We manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. We have agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of December 31, 2012 and 2011, neither we nor any of the counterparties were required to post collateral under the terms of the agreements.

Comcast 2012 Annual Report on Form 10-K	72

Item 8: Financial Statements and Supplementary Data

73	Comcast 2012 Annual Report on Form 10-K

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that our system of internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal controls over financial reporting has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and Chief Executive Officer	Vice Chairman and Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

Comcast 2012 Annual Report on Form 10-K	74

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2012. We also have audited the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 20, 2013

75	Comcast 2012 Annual Report on Form 10-K

Consolidated Balance Sheet

December 31 (in millions, except share data)	2012	2011
Assets
Current Assets:
Cash and cash equivalents	$10,951	$1,620
Investments	1,464	54
Receivables, net	5,521	4,652
Programming rights	909	987
Other current assets	1,146	1,260
Total current assets	19,991	8,573
Film and television costs	5,054	5,227
Investments	6,325	9,854
Property and equipment, net	27,232	27,559
Franchise rights	59,364	59,376
Goodwill	26,985	26,874
Other intangible assets, net	17,840	18,165
Other noncurrent assets, net	2,180	2,190
Total assets	$164,971	$157,818
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,206	$5,705
Accrued participations and residuals	1,350	1,255
Deferred revenue	851	790
Accrued expenses and other current liabilities	5,931	4,124
Current portion of long-term debt	2,376	1,367
Total current liabilities	16,714	13,241
Long-term debt, less current portion	38,082	37,942
Deferred income taxes	30,110	29,932
Other noncurrent liabilities	13,271	13,034
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests	16,998	16,014
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,487,739,385 and 2,460,937,253; outstanding, 2,122,278,635 and 2,095,476,503	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 578,704,227 and 671,947,577; outstanding, 507,769,463 and 601,012,813	6	7
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	40,547	40,940
Retained earnings	16,280	13,971
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	15	(152)
Total Comcast Corporation shareholders’ equity	49,356	47,274
Noncontrolling interests	440	381
Total equity	49,796	47,655
Total liabilities and equity	$164,971	$157,818

See accompanying notes to consolidated financial statements.

Comcast 2012 Annual Report on Form 10-K	76

Consolidated Statement of Income

Year ended December 31 (in millions, except per share data)	2012	2011	2010
Revenue	$62,570	$55,842	$37,937
Costs and Expenses:
Programming and production	19,929	16,598	8,537
Other operating and administrative	17,857	16,656	12,395
Advertising, marketing and promotion	4,807	4,231	2,409
Depreciation	6,150	6,040	5,539
Amortization	1,648	1,596	1,077
	50,391	45,121	29,957
Operating income	12,179	10,721	7,980
Other Income (Expense):
Interest expense	(2,521)	(2,505)	(2,156)
Investment income (loss), net	219	159	288
Equity in net income (losses) of investees, net	959	(35)	(141)
Other income (expense), net	773	(133)	133
	(570)	(2,514)	(1,876)
Income before income taxes	11,609	8,207	6,104
Income tax expense	(3,744)	(3,050)	(2,436)
Net income	7,865	5,157	3,668
Net (income) loss attributable to noncontrolling interests	(1,662)	(997)	(33)
Net income attributable to Comcast Corporation	$6,203	$4,160	$3,635
Basic earnings per common share attributable to Comcast Corporation shareholders	$2.32	$1.51	$1.29
Diluted earnings per common share attributable to Comcast Corporation shareholders	$2.28	$1.50	$1.29
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.65	$0.45	$0.378

See accompanying notes to consolidated financial statements.

77	Comcast 2012 Annual Report on Form 10-K

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2012	2011	2010
Net income	$7,865	$5,157	$3,668
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(95), $(2) and $ —	161	4	9
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(34), $15 and $47	58	(25)	(80)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $ —, $5 and $2	—	(8)	(2)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $8, $(11) and $(21)	(15)	20	34
Employee benefit obligations, net of deferred taxes of $22, $22 and $9	(31)	(70)	(13)
Currency translation adjustments, net of deferred taxes of $ —, $3, and $ —	—	(12)	(1)
Comprehensive income	8,038	5,066	3,615
Net (income) loss attributable to noncontrolling interests	(1,662)	(997)	(33)
Other comprehensive (income) loss attributable to noncontrolling interests	(6)	38	—
Comprehensive income attributable to Comcast Corporation	$6,370	$4,107	$3,582

See accompanying notes to consolidated financial statements.

Comcast 2012 Annual Report on Form 10-K	78

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2012	2011	2010
Operating Activities
Net income	$7,865	$5,157	$3,668
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,798	7,636	6,616
Amortization of film and television costs	9,454	6,787	187
Share-based compensation	371	344	300
Noncash interest expense (income), net	193	146	141
Equity in net (income) losses of investees, net	(959)	35	141
Cash received from investees	195	311	—
Net (gain) loss on investment activity and other	(1,062)	23	(267)
Deferred income taxes	139	1,058	549
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	(823)	(427)	(131)
Change in film and television costs	(9,432)	(7,080)	(191)
Change in accounts payable and accrued expenses related to trade creditors	366	(85)	37
Change in other operating assets and liabilities	749	440	129
Net cash provided by (used in) operating activities	14,854	14,345	11,179
Investing Activities
Capital expenditures	(5,714)	(5,307)	(4,961)
Cash paid for intangible assets	(923)	(954)	(536)
Acquisitions, net of cash acquired	(90)	(6,407)	(183)
Proceeds from sales of businesses and investments	3,102	277	99
Return of capital from investees	2,362	37	190
Purchases of investments	(297)	(135)	(260)
Other	74	(19)	(60)
Net cash provided by (used in) investing activities	(1,486)	(12,508)	(5,711)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(544)	544	—
Proceeds from borrowings	4,544	—	3,420
Repurchases and repayments of debt	(2,881)	(3,216)	(1,153)
Repurchases and retirements of common stock	(3,000)	(2,141)	(1,200)
Dividends paid	(1,608)	(1,187)	(1,064)
Issuances of common stock	233	283	34
Distributions to NBCUniversal noncontrolling member	(473)	(119)	—
Distributions to other noncontrolling interests	(218)	(206)	(67)
Other	(90)	(159)	(125)
Net cash provided by (used in) financing activities	(4,037)	(6,201)	(155)
Increase (decrease) in cash and cash equivalents	9,331	(4,364)	5,313
Cash and cash equivalents, beginning of year	1,620	5,984	671
Cash and cash equivalents, end of year	$10,951	$1,620	$5,984

See accompanying notes to consolidated financial statements.

79	Comcast 2012 Annual Report on Form 10-K

Consolidated Statement of Changes in Equity

(in millions)	Redeemable Non- controlling Interests	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity

		A	A Special	B
Balance, January 1, 2010	$166	$24	$8	$—	$40,247	$10,005	$(7,517)	$(46)	$90	$42,811
Stock compensation plans					242	(4)				238
Repurchases and retirements of common stock					(781)	(419)				(1,200)
Employee stock purchase plan					61					61
Dividends declared						(1,059)				(1,059)
Other comprehensive income (loss)								(53)		(53)
Sale (purchase) of subsidiary shares to (from) noncontrolling interests, net	(20)				11					11
Contributions from (distributions to) noncontrolling interests, net	(2)								(44)	(44)
Net income (loss)	(1)					3,635			34	3,669
Balance, December 31, 2010	143	24	8	—	39,780	12,158	(7,517)	(99)	80	44,434
Stock compensation plans		1			509	(41)				469
Repurchases and retirements of common stock			(1)		(1,067)	(1,073)				(2,141)
Employee stock purchase plans					68					68
Dividends declared						(1,233)				(1,233)
Other comprehensive income (loss)	(38)							(53)		(53)
NBCUniversal transaction	15,198				1,605				264	1,869
Issuance of subsidiary shares to noncontrolling interests	83				45				43	88
Contributions from (distributions to) noncontrolling interests, net	(214)								(161)	(161)
Net income (loss)	842					4,160			155	4,315
Balance, December 31, 2011	16,014	25	7	—	40,940	13,971	(7,517)	(152)	381	47,655
Stock compensation plans					612	(240)				372
Repurchases and retirements of common stock			(1)		(1,081)	(1,918)				(3,000)
Employee stock purchase plans					80					80
Dividends declared						(1,736)				(1,736)
Other comprehensive income (loss)	6							167		167
Contributions from (distributions to) noncontrolling interests, net	(493)								(169)	(169)
Other	(43)				(4)				80	76
Net income (loss)	1,514					6,203			148	6,351
Balance, December 31, 2012	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796

See accompanying notes to consolidated financial statements.

Comcast 2012 Annual Report on Form 10-K	80

Notes to Consolidated Financial Statements

Note 1: Business and Basis of Presentation

We are a Pennsylvania corporation and were incorporated in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963, and in 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBC Universal, Inc. (now named NBCUniversal Media, LLC (“NBCUniversal”)).

We present our operations as the following five reportable business segments: Cable Communications, Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. See Note 19 for additional information on our reportable business segments.

Our Cable Communications segment is primarily involved in the management and operation of cable systems serving residential and business customers in the United States. As of December 31, 2012, we served 22.0 million video customers, 19.4 million high-speed Internet customers and 10.0 million voice customers.

Our Cable Networks segment consists primarily of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Style, G4, Chiller, Cloo and Universal HD); our national cable news and information networks (CNBC, MSNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network); our regional sports and news networks; our international cable networks (including CNBC Europe, CNBC Asia and our Universal Networks International portfolio of networks); our cable television production studio; and our related digital media properties, which are primarily brand-aligned and other websites.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, our broadcast television production operations, and our related digital media properties, which are primarily brand-aligned websites.

Our Filmed Entertainment segment produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. We also develop, produce and license live stage plays.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Our other business interests primarily include Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

Basis of Presentation

The accompanying consolidated financial statements include all entities in which we have a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”).

We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate in effect at the balance sheet date. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). We translate revenue and expenses using average monthly exchange rates, and the related foreign currency transaction gains and losses are included in our consolidated statement of income.

Reclassifications

Reclassifications have been made to the prior year’s consolidated financial statements to conform to classifications used in the current year. In addition, costs and expenses for 2011 and 2010 in our consolidated

81	Comcast 2012 Annual Report on Form 10-K

statement of income have been adjusted to separately present the components of these costs and expenses as programming and production, other operating and administrative, and advertising, marketing and promotion.

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

•	valuation and impairment testing of cable franchise rights (see Note 8)

•	film and television costs (see Note 5)

•	income taxes (see Note 15)

In addition, the following accounting policies are specific to the industries in which we operate:

•	capitalization and amortization of film and television costs (see Note 5)

•	customer installation costs in our Cable Communications segment (see Note 7)

Information related to our accounting policies or methods related to investments, property and equipment, goodwill and other intangibles, postretirement, pension and other employee benefits, share-based compensation, and receivables monetization are included in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Revenue Recognition

Cable Communications Segment

Our Cable Communications segment generates revenue primarily from subscriptions to our video, high-speed Internet and voice services (“cable services”) and from the sale of advertising. We recognize revenue from cable services as each service is provided. Customers are typically billed in advance on a monthly basis. We manage credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. If a customer’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the customer’s cable services. Since installation revenue obtained from the connection of customers to our cable systems is less than related direct selling costs, we recognize revenue as connections are completed.

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time that we may sell to local, regional and national advertisers. We recognize advertising revenue when the advertising is aired and based on the broadcast calendar. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also coordinate the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we report the advertising that is sold as revenue and the fees paid to representation firms and multichannel video providers as other operating and administrative expenses.

Comcast 2012 Annual Report on Form 10-K	82

Revenue earned from other sources is recognized when services are provided or events occur. Under the terms of our cable franchise agreements, we are generally required to pay to the franchising authority an amount based on our gross video revenue. We normally pass these fees through to our cable customers and classify the fees as a component of revenue with the corresponding costs included in other operating and administrative expenses. We present other taxes imposed on a revenue-producing transaction as revenue if we are acting as the principal or as a reduction to other operating and administrative expenses if we are acting as an agent.

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming. Our Broadcast Television segment generates revenue primarily from the sale of advertising and the licensing of our owned programming. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising time. We record revenue from the licensing of our owned programming when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertisements are aired.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films to cable, broadcast and premium networks and digital distributors, and the sale of our owned and acquired films on both DVD and Blu-ray discs (together, “DVDs”) and through digital distributors. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We record revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the annual period following the initial redemption date.

Cable Communications Programming Expenses

Cable Communications programming expenses are the fees we pay to license the programming we distribute to our video customers. Programming is acquired for distribution to our video customers, generally under multiyear distribution agreements, with rates typically based on the number of customers that receive the

83	Comcast 2012 Annual Report on Form 10-K

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

When our Cable Communications segment receives incentives from cable networks for the licensing of their programming, we defer a portion of these incentives, which are included in other current and noncurrent liabilities, and recognize them over the term of the contract as a reduction to programming and production expenses.

Advertising Expenses

Advertising costs are expensed as incurred.

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

Our derivative financial instruments are recorded on our consolidated balance sheet at fair value. See Note 6 for additional information on the derivative component of our prepaid forward sale agreements. The impact of our other derivative financial instruments on our consolidated financial statements was not material during the years ended December 31, 2012, 2011 and 2010.

Asset Retirement Obligations

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

Comcast 2012 Annual Report on Form 10-K	84

Note 3: Earnings Per Share

Computation of Diluted EPS

	2012			2011			2010
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$6,203	2,678	$2.32	$4,160	2,746	$1.51	$3,635	2,808	$1.29
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		39			32			12
Diluted EPS attributable to Comcast Corporation shareholders	$6,203	2,717	$2.28	$4,160	2,778	$1.50	$3,635	2,820	$1.29

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

Diluted EPS for 2012, 2011 and 2010 excludes 1 million, 45 million and 168 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

Note 4: Acquisitions

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE to form a new company named NBCUniversal, LLC (“NBCUniversal Holdings”). We now control and own 51% of NBCUniversal Holdings, and GE owns the remaining 49%. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is a wholly owned subsidiary of NBCUniversal Holdings. We contributed our national cable networks, our regional sports and news networks, certain of our Internet businesses and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, we also made a cash payment to GE of $6.2 billion, which included transaction-related costs. We have received and expect to continue to receive tax benefits related to the transaction and have agreed to share with GE certain of these future tax benefits as they are realized.

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

85	Comcast 2012 Annual Report on Form 10-K

January 28, 2019, we have the right to purchase GE’s remaining interest, if any, in NBCUniversal Holdings. The purchase price to be paid in connection with any purchase or redemption described in this paragraph will be equal to the ownership percentage being purchased multiplied by an amount equal to 120% of the fully distributed public market trading value of NBCUniversal Holdings (determined pursuant to an appraisal process if NBCUniversal Holdings is not then publicly traded), less 50% of an amount (not less than zero) equal to the excess of 120% of the fully distributed public market trading value over $28.4 billion. Subject to various limitations, we are committed to fund up to $2.875 billion in cash or our common stock for each of the two redemptions (up to an aggregate of $5.75 billion) to the extent that NBCUniversal Holdings cannot fund the redemptions, with amounts not used in the first redemption to be available for the second redemption.

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

For so long as GE continues to own at least 20% of NBCUniversal Holdings, GE will have veto rights with respect to certain matters, which include (i) certain issuances or repurchases of equity, (ii) certain distributions to equity holders, (iii) certain debt incurrences and (iv) certain loans to or guarantees for other persons made outside of the ordinary course of business.

On February 12, 2013, we entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 21 for additional information.

Allocation of Purchase Price

We applied acquisition accounting to the NBCUniversal contributed businesses and their results of operations are included in our consolidated results of operations following the acquisition date. The net assets of the NBCUniversal contributed businesses were recorded at their estimated fair value primarily using Level 3 inputs (see Note 10 for an explanation of Level 3 inputs). In valuing acquired assets and liabilities, fair value estimates are based on, but are not limited to, future expected cash flows, market rate assumptions for contractual obligations, actuarial assumptions for benefit plans and appropriate discount rates. The Comcast Content Business continues at its historical or carry-over basis. GE’s interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions outlined above. GE’s redeemable noncontrolling interest has been recorded at fair value for the portion attributable to the net assets we acquired, and at our historical cost for the portion attributable to the Comcast Content Business.

The tables below present the fair value of the consideration transferred and the allocation of purchase price to the assets and liabilities of the NBCUniversal businesses acquired as a result of the NBCUniversal transaction.

Comcast 2012 Annual Report on Form 10-K	86

Consideration Transferred

(in millions)
Cash	$6,120
Fair value of 49% of the Comcast Content Business	4,308
Fair value of contingent consideration	590
Fair value of redeemable noncontrolling interest associated with net assets acquired	13,071
Total	$24,089

Allocation of Purchase Price

(in millions)
Film and television costs	$5,049
Investments	4,339
Property and equipment	2,322
Intangible assets	14,585
Working capital	(1,734)
Long-term debt	(9,115)
Deferred income tax liabilities	(35)
Other noncurrent assets and liabilities	(2,005)
Noncontrolling interests acquired	(262)
Fair value of identifiable net assets acquired	13,144
Goodwill	10,945
Total	$24,089

Income Taxes

We are responsible for the tax matters of both NBCUniversal Holdings and NBCUniversal, including the filing of returns and the administering of any proceedings with taxing authorities. See Note 15 for additional information on the partnership structure of NBCUniversal Holdings and NBCUniversal. GE has indemnified us and NBCUniversal Holdings for any income tax liability attributable to the NBCUniversal contributed businesses for periods prior to the acquisition date. We have also indemnified GE and NBCUniversal Holdings for any income tax liability attributable to the Comcast Content Business for periods prior to the acquisition date.

NBCUniversal recognized net deferred income tax liabilities of $35 million in the allocation of purchase price, which related primarily to acquired intangible assets in state and foreign jurisdictions. In addition, Comcast recognized $576 million of deferred tax liabilities in connection with the NBCUniversal transaction. Because we maintained control of the Comcast Content Business, the excess of fair value received over historical book value and the related tax impact were recorded to additional paid-in capital.

We agreed to share with GE certain tax benefits as they are realized that relate to the form and structure of the transaction. These payments to GE are contingent on us realizing tax benefits in the future and are accounted for as contingent consideration. See Note 10 for additional information on the fair value of this contingent consideration as of December 31, 2012.

Goodwill

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships, and agreements between us and NBCUniversal. Due to the partnership structure of NBCUniversal Holdings, goodwill related to the NBCUniversal transaction is not deductible for tax purposes.

87	Comcast 2012 Annual Report on Form 10-K

Transaction-Related Expenses

We incurred the following expenses in 2011 and 2010 that resulted either directly from the NBCUniversal transaction or from shared costs associated with NBCUniversal’s debt issuances prior to the close of the NBCUniversal transaction.

Year ended December 31 (in millions)	2011	2010
Other operating and administrative expenses	$155	$80
Other expense	16	129
Interest expense	—	7
Total	$171	$216

Universal Orlando Transaction

On July 1, 2011, NBCUniversal acquired the remaining 50% equity interest in Universal Orlando that it did not already own for $1 billion. Following the close of the transaction, Universal Orlando is a wholly owned consolidated subsidiary of NBCUniversal, and its operations are reported in our Theme Parks segment.

Allocation of Purchase Price

We applied acquisition accounting to the businesses of Universal Orlando, and its results of operations are included in our consolidated results of operations following the acquisition date.

The carrying value of our investment in Universal Orlando on July 1, 2011 was $1 billion, which approximated its fair value and, therefore, no gain or loss was recognized as a result of the acquisition.

The table below presents the fair value of the consideration transferred and the allocation of purchase price to the assets and liabilities of Universal Orlando.

Consideration Transferred

(in millions)
Cash	$1,019
Fair value of 50% equity method investment in Universal Orlando	1,039
Total	$2,058

Allocation of Purchase Price

(in millions)
Property and equipment	$2,422
Intangible assets	591
Working capital	241
Long-term debt	(1,503)
Deferred revenue	(90)
Other noncurrent assets and liabilities	(580)
Noncontrolling interests acquired	(5)
Fair value of identifiable net assets acquired	1,076
Goodwill	982
Total	$2,058

Due to the partnership structure of NBCUniversal Holdings, goodwill related to the Universal Orlando transaction is not deductible for tax purposes.

Comcast 2012 Annual Report on Form 10-K	88

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

Year ended December 31 (in millions, except per share amounts)	2011	2010
Revenue	$57,661	$55,054
Net income	$5,169	$4,584
Net income attributable to Comcast Corporation	$4,149	$3,844
Basic earnings per common share attributable to Comcast Corporation shareholders	$1.51	$1.37
Diluted earnings per common share attributable to Comcast Corporation shareholders	$1.49	$1.36

Note 5: Film and Television Costs

December 31 (in millions)	2012	2011
Film Costs:
Released, less amortization	$1,472	$1,428
Completed, not released	99	148
In production and in development	1,048	1,374
	2,619	2,950
Television Costs:
Released, less amortization	1,124	1,002
In production and in development	334	201
	1,458	1,203
Programming rights, less amortization	1,886	2,061
	5,963	6,214
Less: Current portion of programming rights	909	987
Film and television costs	$5,054	$5,227

Based on our estimates of the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources (“ultimate revenue”), as of December 31, 2012, approximately $1.1 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released, are expected to be amortized during 2013. Approximately 87% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2015.

89	Comcast 2012 Annual Report on Form 10-K

As of December 31, 2012, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $867 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 47% of these costs are expected to be amortized through 2015.

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expense. We generally record the amortization and the accrued costs using the film forecast computation method, which amortizes such costs in the same ratio as the associated ultimate revenue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film to movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

In determining the estimated lives and method of amortization of acquired film and television libraries, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

Upon the occurrence of an event or change in circumstance that was known or knowable as of the balance sheet date and that indicates the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value.

We enter into arrangements with third parties to jointly finance and distribute certain of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can also vary, although in most cases an investor assumes full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or benefit to programming and production expense to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s actual revenue to the estimated total remaining revenue or over the contract term.

Acquired programming costs are recorded at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Acquired programming used in our Cable Networks segment is primarily tested on a channel basis for impairment, whereas acquired programming used in our Broadcast Television segment is tested on a daypart basis. If we determine that the estimates of future

Comcast 2012 Annual Report on Form 10-K	90

cash flows are insufficient or if there is no plan to broadcast certain programming, we recognize an impairment charge to programming and production expense.

Note 6: Investments

December 31 (in millions)	2012		2011
Fair Value Method	$ 4,493		$3,028
Equity Method:
A&E Television Networks		—	2,021
SpectrumCo		10	1,417
The Weather Channel		471	463
MSNBC.com		—	174
Clearwire LLC		—	69
Other		683	736
		1,164	4,880
Cost Method:
AirTouch		1,538	1,523
Other		594	477
		2,132	2,000
Total investments		7,789	9,908
Less: Current investments		1,464	54
Noncurrent investments	$6,325		$9,854

Investment Income (Loss), Net

Year ended December 31 (in millions)	2012	2011	2010
Gains on sales and exchanges of investments, net	$30	$41	$13
Investment impairment losses	(24)	(5)	(24)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	1,159	192	874
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(1,071)	(119)	(665)
Interest and dividend income	119	110	94
Other, net	6	(60)	(4)
Investment income (loss), net	$219	$159	$288

Fair Value Method

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

91	Comcast 2012 Annual Report on Form 10-K

As of December 31, 2012, substantially all of our fair value method investments were equity securities which were held as collateral related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

December 31 (in millions)	2012	2011
Assets:
Fair value equity securities held	$4,143	$2,984
Liabilities:
Obligations under prepaid forward sale agreements	$1,248	$1,177
Derivative component of prepaid forward sale agreements	2,302	1,228
Total liabilities	$3,550	$2,405

The obligations related to these investments terminate between 2013 and 2015. At termination, the counterparties are entitled to receive some or all of the equity securities, or an equivalent amount of cash at our option, based on the market value of the equity securities at that time. As of December 31, 2012 and 2011, our prepaid forward sale obligations had an estimated fair value of $3.6 billion and $2.5 billion, respectively.

The derivative component of the prepaid forward sale agreements are equity derivative financial instruments embedded in the related contracts, which we use to manage our exposure to and benefits from price fluctuations in the common stock of the related investments. For these derivative financial instruments we separate the derivative component from the host contract and changes in its value are recorded each period to investment income (loss), net.

Clearwire LLC

In September 2012, we exchanged our ownership units in Clearwire Communications LLC (“Clearwire LLC”) and our voting Class B stock of Clearwire Corporation (“Clearwire”) for 89 million Class A shares of Clearwire. Following this exchange, we now account for our investment in Clearwire as an available-for-sale security under the fair value method. As of December 31, 2012, the fair value of our investment in Clearwire was $256 million.

Equity Method

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies. Equity method investments are recorded at cost and are adjusted to recognize (i) our proportionate share of the investee’s net income or losses after the date of investment, (ii) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (iii) additional contributions made and dividends received and (iv) impairments resulting from other-than-temporary declines in fair value. For some investments, we record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (expense), net. If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

A&E Television Networks

In August 2012, NBCUniversal closed its redemption agreement with A&E Television Networks LLC (“A&E Television Networks”) whereby A&E Television Networks redeemed NBCUniversal’s 15.8% equity interest in A&E Television Networks for $3 billion in cash. NBCUniversal recognized a pretax gain of $1 billion, which is included in other income (expense), net in our consolidated statement of income in 2012. In 2012, we recorded net income attributable to noncontrolling interests of $495 million and consolidated income tax expense of $196 million related to this transaction.

Comcast 2012 Annual Report on Form 10-K	92

SpectrumCo

SpectrumCo, LLC (“SpectrumCo”) is a joint venture in which we, along with Time Warner Cable and Bright House Networks, are partners. We account for this joint venture as an equity method investment based on its governance structure, notwithstanding our majority interest. SpectrumCo was the successful bidder for 137 advanced wireless services (“AWS”) spectrum licenses for $2.4 billion in the FCC’s AWS spectrum auction that concluded in September 2006. Our portion of the total cost to purchase the licenses was $1.3 billion.

In August 2012, SpectrumCo closed its agreement to sell its AWS spectrum licenses to Verizon Wireless for $3.6 billion. Our portion of SpectrumCo’s gain on sale of its AWS spectrum licenses was $876 million, which is included in equity in net income (losses) of investees, net in our consolidated statement of income in 2012. Following the close of the transaction, SpectrumCo distributed to us $2.3 billion, which represents our portion of the sale proceeds. These proceeds are reflected as a return of capital from investees in our consolidated statement of cash flows.

MSNBC.com

In July 2012, NBCUniversal acquired the remaining 50% equity interest in MSNBC Interactive News, LLC and other related entities (“MSNBC.com”) that it did not already own. The total purchase price was $195 million, which was net of $100 million of cash and cash equivalents held at MSNBC.com that were acquired in the transaction, which were not previously attributable to NBCUniversal. Following the close of the transaction, MSNBC.com is a wholly owned consolidated subsidiary of NBCUniversal.

Cost Method

We use the cost method to account for investments not accounted for under the fair value method and in which we do not have the ability to exercise significant influence over the investee’s operating and financial policies.

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of both December 31, 2012 and 2011, the estimated fair value of the AirTouch preferred stock was $1.8 billion.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.75 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.65 billion. As of both December 31, 2012 and 2011, the two redeemable series of subsidiary preferred shares were recorded at $1.5 billion, and those amounts are included in other noncurrent liabilities. As of both December 31, 2012 and 2011, these redeemable subsidiary preferred shares had an estimated fair value of $1.8 billion. The estimated fair values are primarily based on Level 2 inputs using pricing models whose inputs are derived from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2012 and 2011, and those amounts are included in noncontrolling interests in our consolidated balance sheet. The carrying amounts of the nonredeemable subsidiary preferred shares approximate their fair value.

Impairment Testing of Investments

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

93	Comcast 2012 Annual Report on Form 10-K

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

Note 7: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2012	2012	2011
Cable distribution system	11 years	$29,528	$28,781
Customer premises equipment	6 years	24,763	23,552
Other equipment	5 years	5,909	5,685
Buildings and leasehold improvements	14 years	5,468	5,094
Land	—	989	975
Property and equipment, at cost		66,657	64,087
Less: Accumulated depreciation		39,425	36,528
Property and equipment, net		$27,232	$27,559

Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense repairs and maintenance costs as incurred. For assets that are sold or retired, we remove the applicable cost and accumulated depreciation and, unless the gain or loss on disposition is presented separately, we recognize it as a component of depreciation expense.

We capitalize the costs associated with the construction of and improvements to our cable transmission and distribution facilities, costs associated with acquiring and deploying new customer premise equipment, and costs associated with installation of our services in accordance with accounting guidance related to cable television companies. Costs capitalized include all direct labor and materials, as well as various indirect costs. All costs incurred in connection with subsequent disconnects and reconnects are expensed as they are incurred. We record depreciation using the straight-line method over the asset’s estimated useful life.

We evaluate the recoverability of our property and equipment whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeded its estimated fair value. Unless presented separately, the impairment charge is included as a component of depreciation expense.

Comcast 2012 Annual Report on Form 10-K	94

Note 8: Goodwill and Intangible Assets

Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2010	$12,207	$2,564	$—	$—	$—	$187	$14,958
Acquisitions:
NBCUniversal	—	10,180	765	—	—	—	10,945
Universal Orlando	—	—	—	—	1,140	—	1,140
Other	—	—	7	1	—	—	8
Dispositions	—	—	—	—	—	(174)	(174)
Adjustments	1	—	—	—	—	(4)	(3)
Balance, December 31, 2011	12,208	12,744	772	1	1,140	9	26,874
Acquisitions:
MSNBC.com	—	227	—	—	—	—	227
Other	—	79	—	—	—	—	79
Dispositions	(1)	—	—	—	—	—	(1)
Adjustments	(1)	(24)	(11)	—	(158)	—	(194)
Balance, December 31, 2012	$12,206	$13,026	$761	$1	$982	$9	$26,985

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that an asset might be impaired. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our five reportable segments. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. The quantitative assessment considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

95	Comcast 2012 Annual Report on Form 10-K

Intangible Assets

		2012			2011
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2012	Gross Carrying Amount	Accumulated Amortization		Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,364	$		$59,376	$
Trade names	N/A	3,080			3,006
FCC licenses	N/A	636			636
Finite-Lived Intangible Assets:
Customer relationships	18 years	14,970		(3,971)	15,079		(3,387)
Cable franchise renewal costs and contractual operating rights	10 years	1,257		(676)	1,152		(581)
Software	5 years	3,795		(2,123)	3,234		(1,839)
Patents and other technology rights	9 years	350		(283)	344		(256)
Other agreements and rights	14 years	1,414		(609)	1,379		(602)
Total		$84,866		$(7,662)	$84,206		$(6,665)

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of our cable franchise rights, as well as trade names and FCC licenses. Our cable franchise rights represent the value we attributed to agreements with state and local authorities that allow access to homes and businesses in cable service areas acquired in business combinations. We do not amortize our franchise rights because we have determined that they meet the definition of indefinite-lived intangible assets since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. We reassess this determination periodically or whenever events or substantive changes in circumstances occur. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are generally amortized on a straight-line basis over the term of the franchise agreement.

We assess the recoverability of our franchise rights and other indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that an indefinite-lived intangible asset is impaired. A quantitative assessment is performed if the qualitative assessment results in a more likely than not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our cable franchise rights and other indefinite-lived intangible assets primarily based on a discounted cash flow analysis. In analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the value of our cable franchise rights or other indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. We also evaluate the unit of account used to test for impairment of our cable franchise rights and other indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The Cable Communications divisions represent the unit of account we use to test for impairment for our cable franchise rights. Unless presented separately, the impairment charge is included as a component of amortization expense.

Comcast 2012 Annual Report on Form 10-K	96

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangibles

(in millions)
2013	$1,463
2014	$1,285
2015	$1,139
2016	$995
2017	$848

Finite-lived intangible assets subject to amortization consist primarily of customer relationships acquired in business combinations, cable franchise renewal costs, contractual operating rights, intellectual property rights and software. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the respective agreement.

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs in other intangible assets and amortize them on a straight-line basis over a period not to exceed 5 years, beginning when the asset is substantially ready for use. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

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

Note 9: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2012		2012	2011
Commercial paper	N/A		$—	$550
Senior notes with maturities of 5 years or less	5.858	%(c)	12,991	11,347
Senior notes with maturities between 6 and 10 years	5.379%		10,334	10,689
Senior notes with maturities greater than 10 years(a)	6.007%		16,801	16,115
Other, including capital lease obligations	—		332	608
Total debt	5.60	%(b)	40,458	39,309
Less: Current portion			2,376	1,367
Long-term debt			$38,082	$37,942

(a)	For both the December 31, 2012 and 2011 amounts include £625 million of 5.50% notes due 2029 translated at $1 billion, using the exchange rates as of these dates.

97	Comcast 2012 Annual Report on Form 10-K

(b)	Includes the effects of our derivative financial instruments.

(c)	The senior notes with maturities of 5 years or less as of December 31, 2012 were as follows:

(in millions)	Weighted-Average Interest Rate
2013	8.081%	$2,346
2014	3.698%	$1,945
2015	5.882%	$3,363
2016	4.474%	$2,791
2017	6.944%	$2,546

As of December 31, 2012 and 2011, our debt had an estimated fair value of $47.7 billion and $45.1 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Some of our loan agreements require that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization. We were in compliance with all financial covenants for all periods presented. See Note 22 for additional information on our subsidiary guarantee structures.

2012 Debt Borrowings

Year ended December 31, 2012 (in millions)
Comcast 4.650% senior notes due 2042	$1,250
Comcast 3.125% senior notes due 2022	1,000
NBCUniversal 2.875% senior notes due 2023	1,000
NBCUniversal 4.450% senior notes due 2043	1,000
Comcast 5% senior notes due 2061	288
Other	6
Total	$4,544

In January 2013, we issued $750 million aggregate principal amount of 2.850% senior notes due 2023, $1.7 billion aggregate principal amount of 4.250% senior notes due 2033 and $500 million aggregate principal amount of 4.500% senior notes due 2043.

2012 Debt Repayments and Redemptions

Year ended December 31, 2012 (in millions)
Comcast 7% senior notes due 2055	$1,125
Comcast 6.625% senior notes due 2056	575
Comcast 9.8% senior notes due 2012	553
Universal Orlando 8.875% senior notes due 2015	260
Comcast 10.625% senior subordinated debentures due 2012	202
Universal Orlando 10.875% senior subordinated notes due 2016	146
Other	20
Total	$2,881

Debt Instruments

Commercial Paper Programs

Our commercial paper programs provide a lower cost source of borrowing to fund our short-term working capital requirements and are supported by our revolving credit facilities. As of December 31, 2012, the borrowing capacity available under these programs totaled $2.25 billion for Comcast and $1.5 billion for NBCUniversal.

Comcast 2012 Annual Report on Form 10-K	98

Revolving Credit Facilities

In June 2012, Comcast and Comcast Cable Communications, LLC entered into a new $6.25 billion revolving credit facility due June 2017 with a syndicate of banks that may be used for general corporate purposes. The new credit facility replaces our prior $6.8 billion credit facility, which was terminated in connection with the execution of the new credit facility. The interest rate on the new facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2012, the borrowing margin for LIBOR-based borrowings was 1.125%. The terms of the new credit facility’s financial covenants and guarantees are substantially the same as those under the prior credit facility. As of December 31, 2012, amounts available under the new credit facility, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $5.8 billion.

As of December 31, 2012, NBCUniversal had a $1.5 billion credit facility due June 2016 with a syndicate of banks. The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on NBCUniversal’s credit rating. As of December 31, 2012, the borrowing margin for LIBOR-based borrowings was 1.125%. As of December 31, 2012, amounts available under this credit facility, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $1.4 billion.

Letters of Credit

As of December 31, 2012, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $557 million to cover potential fundings under various agreements.

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

99	Comcast 2012 Annual Report on Form 10-K

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

Recurring Fair Value Measures

	Fair Value as of December 31, 2012				Fair Value as of December 31, 2011
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$4,027	$—	$—	$4,027	$2,895	$—	$—	$2,895
Available-for-sale securities	367	76	21	464	90	20	21	131
Interest rate swap agreements	—	210	—	210	—	246	—	246
Cross-currency swap agreements	—	30	—	30	—	—	—	—
Foreign exchange contracts	—	6	—	6	—	10	—	10
Equity warrants	—	—	2	2	—	—	2	2
Total	$4,394	$322	$23	$4,739	$2,985	$276	$23	$3,284
Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$2,305	$—	$2,305	$—	$1,234	$—	$1,234
Contractual obligations	—	—	1,055	1,055	—	—	1,004	1,004
Contingent consideration	—	—	587	587	—	—	583	583
Foreign exchange contracts	—	14	—	14	—	8	—	8
Cross-currency swap agreements	—	—	—	—	—	69	—	69
Total	$—	$2,319	$1,642	$3,961	$—	$1,311	$1,587	$2,898

Contractual Obligations and Contingent Consideration

The fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable input we use are our estimates of the future revenue we expect to generate from certain NBCUniversal entities, which are related to our contractual obligations, and future net tax benefits that will affect payments to GE, which are related to contingent consideration. The discount rates used in the measurements of fair value were between 6% and 14% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligations and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our consolidated statement of income.

Comcast 2012 Annual Report on Form 10-K	100

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2011	$1,004	$583
Acquisition accounting adjustments	(47)	—
Fair value adjustments	186	137
Payments	(88)	(133)
Balance, December 31, 2012	$1,055	$587

Nonrecurring Fair Value Measures

We have assets and liabilities that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $161 million and $57 million were recorded in 2012 and 2011, respectively.

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

In connection with the NBCUniversal transaction in January 2011, we obtained a portion of our interest in NBCUniversal Holdings in exchange for GE receiving a 49% indirect noncontrolling interest in the Comcast Content Business. The difference between the fair value of the interest we received and the historical carrying value of the noncontrolling interest in the Comcast Content Business resulted in an increase of $1.7 billion, net of taxes, to additional paid-in capital in 2011.

GE’s 49% interest in NBCUniversal Holdings is recorded as a redeemable noncontrolling interest in our consolidated financial statements due to the redemption provisions discussed in Note 4. The initial value for the redeemable noncontrolling interest was based on the fair value for the portion attributable to the net assets of the NBCUniversal businesses we acquired and based on our historical cost for the portion attributable to the Comcast Content Business. We adjust GE’s redeemable noncontrolling interest for its 49% interest in NBCUniversal Holdings’ and NBCUniversal’s earnings and changes in other comprehensive income, as well as for other capital transactions attributable to GE. The carrying amount of GE’s redeemable noncontrolling interest was in excess of the estimated redemption value as of December 31, 2012.

On February 12, 2013, we entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings. See Note 21 for additional information.

101	Comcast 2012 Annual Report on Form 10-K

Changes in Equity

Year ended December 31 (in millions)	2012	2011
Net income attributable to Comcast Corporation	$6,203	$4,160
Transfers from (to) noncontrolling interests:
Increase in Comcast Corporation additional paid-in capital resulting from the issuance of noncontrolling equity interest	—	1,650
Increase in Comcast Corporation additional paid-in capital resulting from the purchase of noncontrolling interest	2	—
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$6,205	$5,810

Note 12: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	2012		2011		2010
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$703	$805	$618	$638	$424	$197
Fair value of plan assets(a)	—	403	—	176	—	183
Plan funded status and recorded benefit obligation	(703)	(402)	(618)	(462)	(424)	(14)
Portion of benefit obligation not yet recognized in benefit expense	17	151	(17)	137	(18)	51
Benefits expense(b)	60	163	47	117	50	1
Discount rate	4.25%	3.25-4.25%	4.75%	4.75-5.25%	5.50%	5.25%
Expected return on plan assets	N/A	5.00%	N/A	6.50%	N/A	8.00%

(a)	The fair value of the plan assets are primarily based on Level 1 inputs using quoted market prices for identical financial instruments in an active market.

(b)	The 2012 and 2011 amounts included service costs related to our pension benefits of $139 million and $99 million, respectively. Service cost was not material in 2010.

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

NBCUniversal has postretirement medical and life insurance plans that provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the NBCUniversal transaction. Certain covered employees also retain the right, following retirement, to elect to participate in corresponding plans sponsored by GE. To the extent that NBCUniversal’s employees make such elections, NBCUniversal will reimburse GE for any amounts due.

Comcast 2012 Annual Report on Form 10-K	102

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities. The expense we recognize related to our postretirement benefit plans is determined using certain assumptions, including the discount rate.

Pension Plans

We and NBCUniversal sponsor various defined benefit plans for which future benefits have been frozen. The expense we recognize related to our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We cease to recognize service costs associated with our defined benefit plans following the date on which future benefits are frozen. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). In the event of a defined benefit plan termination, we expect to fully fund and settle the plan within 180 days of approval by the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”).

NBCUniversal has a qualified and a nonqualified defined benefit plan that each provide a lifetime income benefit based on an individual’s length of service and related compensation. In October 2012, NBCUniversal provided notice to its plan participants of an amendment to both the qualified and nonqualified NBCUniversal defined benefit plans that froze future benefits effective December 31, 2012. In 2012, NBCUniversal has funded its qualified plan with sufficient contributions to meet its funding requirements through 2013. The nonqualified NBCUniversal plan is unfunded. NBCUniversal is also obligated to reimburse GE for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the close of the NBCUniversal transaction.

We also sponsor a qualified pension plan and a nonqualified pension plan that together provide benefits to former AT&T Broadband employees. On December 30, 2011 we provided notice to plan participants of our intent to terminate the qualified pension plan effective February 29, 2012. On August 27, 2012, we filed a Standard Termination Notice with the PBGC and on October 26, 2012 the related PBGC review concluded with no objections. We expect to receive approval from the IRS and subsequently fully fund and settle the plan in 2013. We currently anticipate the contributions required from us to fully fund and settle the plan will be less than $100 million.

Other Employee Benefits

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management and nonemployee directors (each, a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participant accounts, except for those in the NBCUniversal plan, are credited with income primarily based on a fixed annual rate. Participants in the NBCUniversal plan designate one or more valuation funds, independently established funds or indices that are used to determine the amount of earnings to be credited or debited to the participant’s account. Participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law.

The table below presents the benefit obligation and expenses for our deferred compensation plans.

Year ended December 31 (in millions)	2012	2011	2010
Benefit obligation	$1,247	$1,059	$935
Interest expense	$107	$99	$88

103	Comcast 2012 Annual Report on Form 10-K

We have purchased life insurance policies to recover a portion of the future payments related to our deferred compensation plans. As of December 31, 2012 and 2011, the cash surrender value of these policies, which is recorded to other noncurrent assets, was $478 million and $409 million, respectively.

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We match a percentage of the employees’ contributions up to certain limits. In 2012, 2011 and 2010, expenses related to all of these plans were $246 million, $226 million and $152 million, respectively.

Split-Dollar Life Insurance Agreements

We have collateral assignment split-dollar life insurance agreements with select key employees that require us to incur certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employees extends beyond retirement.

The table below presents the benefit obligation and expenses related to our split-dollar life insurance agreements.

Year ended December 31 (in millions)	2012	2011	2010
Benefit obligation	$202	$169	$164
Other operating and administrative expenses	$58	$27	$16

Multiemployer Benefit Plans

We also participate in various multiemployer pension and other benefit plans through the activities of NBCUniversal that cover some of our employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans where we consider our contributions to be individually significant, and the largest plans in which we participate are funded at a level of 80% or greater. In 2012 and 2011, the total contributions we made to multiemployer pension and other benefit plans were $53 million and $42 million, respectively.

If we cease to be obligated to make contributions or otherwise withdraw from participation in any of these plans, applicable law requires us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in our withdrawal liability.

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. During 2012, 2011 and 2010, we recorded $155 million, $128 million and $67 million, respectively, of severance costs.

Note 13: Equity

Common Stock

In the aggregate, holders of our Class A common stock have 66 2/3% of the voting power of our common stock and holders of our Class B common stock have 33 1/3% of the voting power of our common stock. Our Class A Special common stock is generally nonvoting. Each share of our Class B common stock is entitled to

Comcast 2012 Annual Report on Form 10-K	104

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

Common Stock Outstanding

(in millions)	A	A Special	B
Balance, January 1, 2010	2,063	765	9
Stock compensation plans	6	—	—
Repurchases and retirements of common stock	—	(70)	—
Employee stock purchase plans	3	—	—
Balance, December 31, 2010	2,072	695	9
Stock compensation plans	20	1	—
Repurchases and retirements of common stock	—	(95)	—
Employee stock purchase plans	3	—	—
Balance, December 31, 2011	2,095	601	9
Stock compensation plans	24	3	—
Repurchases and retirements of common stock	—	(96)	—
Employee stock purchase plans	3	—	—
Balance, December 31, 2012	2,122	508	9

Share Repurchases

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

Share Repurchases

Year ended December 31 (in millions)	2012	2011	2010
Consideration	$3,000	$2,141	$1,200
Shares repurchased	96	95	70

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2012	2011
Unrealized gains (losses) on marketable securities	$182	$22
Deferred gains (losses) on cash flow hedges	(67)	(110)
Unrecognized gains (losses) on employee benefit obligations	(95)	(58)
Cumulative translation adjustments	(5)	(6)
Accumulated other comprehensive income (loss), net of deferred taxes	$15	$(152)

105	Comcast 2012 Annual Report on Form 10-K

Note 14: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2012	2011	2010
Stock options	$131	$116	$103
Restricted share units	154	149	136
Employee stock purchase plans	16	13	12
Total	$301	$278	$251

As of December 31, 2012, we had unrecognized pretax compensation expense of $320 million related to nonvested stock options and unrecognized pretax compensation expense of $353 million related to nonvested RSUs that will be recognized over a weighted-average period of approximately 1.9 years and 1.7 years, respectively.

2012 Stock Options and Restricted Share Units

As of December 31, 2012, unless otherwise stated (in millions, except per share data)	Stock Options	RSUs
Awards granted during 2012	22	8
Weighted-average exercise price	$30.00
Weighted-average fair value at grant date		$27.80
Stock options outstanding and nonvested RSUs(a)	113	29
Weighted-average exercise price of stock options outstanding	$21.86
Weighted-average fair value at grant date of nonvested RSUs		$20.90

(a)

As of December 31, 2012, 109 million of stock options outstanding were net settled stock options. Net settled stock options, as opposed to stock options exercised with a cash payment (“cash settled stock options”), result in fewer shares being issued and no cash proceeds being received by us when they are exercised.

Our share-based compensation primarily consists of awards of stock options and RSUs to certain employees and directors as part of our approach to long-term incentive compensation. Awards generally vest over a period of five years and in the case of stock options, have a ten year term. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

The cost associated with our share-based compensation is based on an award’s estimated fair value at the date of grant and is recognized over the period in which any related services are provided. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. RSUs are valued based on the closing price of our Class A common stock on the date of grant and are discounted for the lack of dividends, if any, during the vesting period. The table below presents the weighted-average fair value on the date of grant of RSUs and Class A common stock options awarded under our various plans and the related weighted-average valuation assumptions.

	2012	2011	2010
RSUs fair value	$27.80	$22.78	$16.94
Stock options fair value	$7.38	$6.96	$5.11
Stock Option Valuation Assumptions:
Dividend yield	2.2%	1.8%	2.1%
Expected volatility	29.0%	28.1%	28.0%
Risk-free interest rate	1.7%	2.8%	3.4%
Expected option life (in years)	7.0	7.0	7.0

Comcast 2012 Annual Report on Form 10-K	106

Note 15: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2012	2011	2010
Current expense (benefit):
Federal	$3,004	$1,480	$1,502
State	432	359	385
Foreign	169	153	—
	3,605	1,992	1,887
Deferred expense (benefit):
Federal	160	658	463
State	(40)	371	86
Foreign	19	29	—
	139	1,058	549
Income tax expense	$3,744	$3,050	$2,436

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2012	2011	2010
Federal tax at statutory rate	$4,063	$2,872	$2,136
State income taxes, net of federal benefit	178	354	204
Foreign income taxes, net of federal credit	92	89	—
Nontaxable income attributable to noncontrolling interests	(620)	(410)	2
Adjustments to uncertain and effectively settled tax positions, net	114	77	37
Accrued interest on uncertain and effectively settled tax positions, net	23	66	60
Other	(106)	2	(3)
Income tax expense	$3,744	$3,050	$2,436

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

Income tax consequences that arise in connection with a business combination include identifying the tax basis of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination. Deferred tax assets and liabilities related to temporary differences of an acquired entity are recorded as of the date of the business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various taxing authorities. We record liabilities for contingencies associated with prior tax returns filed by the acquired entity based on criteria set forth in the appropriate accounting guidance. We adjust the deferred tax accounts and the liabilities periodically to reflect any revised estimated tax basis and any estimated settlements with the various taxing authorities. The effects of these adjustments are recorded to income tax expense.

107	Comcast 2012 Annual Report on Form 10-K

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

NBCUniversal

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

In 2012 and 2011, NBCUniversal had foreign income before taxes of $434 million and $476 million, respectively, on which foreign income tax expense was recorded. We recorded U.S. income tax expense on our allocable share of NBCUniversal’s income before domestic and foreign taxes reduced by a U.S. tax credit equal to our allocable share of NBCUniversal’s foreign income tax expense.

Components of Net Deferred Tax Liability

December 31 (in millions)	2012	2011
Deferred Tax Assets:
Net operating loss carryforwards	$491	$468
Differences between book and tax basis of long-term debt	109	114
Nondeductible accruals and other	1,771	1,583
Less: Valuation allowance	355	297
	2,016	1,868
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	29,185	29,185
Differences between book and tax basis of investments	848	616
Differences between book and tax basis of indexed debt securities	587	560
Differences between book and tax outside basis of NBCUniversal	1,413	1,214
	32,033	31,575
Net deferred tax liability	$30,017	$29,707

Changes in net deferred income tax liabilities in 2012 that were not recorded as deferred income tax expense are primarily related to increases of $99 million associated with items included in other comprehensive income (loss) and $66 million of increases related to acquisitions made in 2012. We accrued deferred tax expense of $77 million for our allocable share of NBCUniversal’s undistributed foreign income. Our net deferred tax liability includes $23 billion related to cable franchise rights that will remain unchanged unless we recognize an impairment or dispose of a cable franchise.

Net deferred tax assets included in current assets are primarily related to our current investments and current liabilities. As of December 31, 2012, we had federal net operating loss carryforwards of $158 million and vari-

Comcast 2012 Annual Report on Form 10-K	108

ous state net operating loss carryforwards that expire in periods through 2032. As of December 31, 2012, we also had foreign net operating loss carryforwards of $311 million that are related to the foreign operations of NBCUniversal, the majority of which expire in periods through 2021. The determination of the realization of the state and foreign net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state and foreign laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2012 and 2011, our valuation allowance was related primarily to state and foreign net operating loss carryforwards. In 2012, 2011 and 2010, income tax expense attributable to share-based compensation of $164 million, $38 million and $3 million, respectively, was allocated to shareholders’ equity.

Uncertain Tax Positions

Our uncertain tax positions as of December 31, 2012 totaled $1.6 billion, which excludes the federal benefits on state tax positions that were recorded as deferred income taxes, including $32 million related to tax positions of NBCUniversal for which we have been indemnified by GE. If we were to recognize the tax benefit for our uncertain tax positions in the future, $1.2 billion would impact our effective tax rate and the remaining amount would increase our deferred income tax liability. The amount and timing of the recognition of any such tax benefit is dependent on the completion of our tax examinations and the expiration of statutes of limitation. A majority of the amount of our uncertain tax positions relates to positions taken in years before 2007.

Reconciliation of Unrecognized Tax Benefits

(in millions)	2012	2011	2010
Balance, January 1	$1,435	$1,251	$1,185
Additions based on tax positions related to the current year	154	87	69
Additions based on tax positions related to the prior years	79	75	59
Additions from acquired subsidiaries	—	57	—
Reductions for tax positions of prior years	(60)	(22)	(28)
Reductions due to expiration of statute of limitations	(3)	(5)	(24)
Settlements with taxing authorities	(32)	(8)	(10)
Balance, December 31	$1,573	$1,435	$1,251

As of December 31, 2012 and 2011, our accrued interest associated with tax positions was $721 million and $698 million, respectively. As of December 31, 2012 and 2011, $11 million and $10 million, respectively, of these amounts were related to tax positions of NBCUniversal for which we have been indemnified by GE.

The IRS is examining our 2009 through 2012 tax returns. The IRS completed its examination of our income tax returns for the years 2000 through 2008 and proposed adjustments that relate primarily to certain financing transactions, which we disputed. We effectively settled the dispute related to these transactions in February 2013. This settlement will not have a material impact on our effective tax rate.

Various states are examining our tax returns through 2010. The tax years of our state tax returns currently under examination vary by state. The majority of the periods under examination relate to tax years 2000 and forward, with a select few dating back to 1993.

It is reasonably possible that certain statutes of limitation for the years 2000-2006 will expire within the next 12 months that could result in a decrease to our uncertain tax positions related to those periods.

109	Comcast 2012 Annual Report on Form 10-K

Note 16: Supplemental Financial Information

Receivables

December 31 (in millions)	2012	2011
Receivables, gross	$6,026	$5,279
Less: Allowance for returns and customer incentives	307	425
Less: Allowance for doubtful accounts	198	202
Receivables, net	$5,521	$4,652

In addition to the amounts in the table above, noncurrent receivables, net of $641 million and $684 million, as of December 31, 2012 and 2011, respectively, are included in other noncurrent assets, net that primarily related to the licensing of our television and film productions to third parties.

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2012	2011	2010
Interest	$2,314	$2,441	$1,983
Income taxes	$2,841	$1,626	$1,864

Noncash Investing and Financing Activities

During 2012:

•	we acquired $757 million of property and equipment and intangible assets that were accrued but unpaid

•

NBCUniversal acquired control of MSNBC.com, in which the fair value of its previously held equity interest in MSNBC.com was accounted for as noncash consideration in the application of acquisition accounting

•

NBCUniversal contributed certain assets to acquire control of a previously held equity method investment in Brazil, and the fair value of its previously held equity interest was accounted for as noncash consideration in the application of acquisition accounting

•	we recorded a liability of $430 million for a quarterly cash dividend of $0.1625 per common share paid in January 2013

•	NBCUniversal entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

During 2011:

•	we acquired 51% of NBCUniversal Holdings on January 28, 2011, for cash and a 49% interest in the Comcast Content Business (see Note 4 for additional information on the NBCUniversal transaction)

•

the fair value of NBCUniversal’s previously held equity interest in Universal Orlando was accounted for as noncash consideration in the application of acquisition accounting for the Universal Orlando transaction (see Note 4 for additional information on the Universal Orlando transaction)

•	we acquired $1 billion of property and equipment and intangible assets that were accrued but unpaid

Comcast 2012 Annual Report on Form 10-K	110

•	we recorded a liability of $305 million for a quarterly cash dividend of $0.1125 per common share paid in January 2012

During 2010:

•	we acquired $611 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $263 million for a quarterly cash dividend of $0.0945 per common share paid in January 2011

Note 17: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of December 31, 2012.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our consolidated balance sheet as of December 31, 2012 and 2011. These servicing fees are a component of net (loss) gain on sale, which is presented in the table below.

Effect on Income from Receivables Monetization and Cash Flows on Transfers

Year ended December 31 (in millions)	2012	2011
Interest (expense)	$(12)	$—
Net (loss) gain on sale(a)	$(1)	$(36)
Net cash proceeds (payments) on transfers(b)	$(86)	$(237)

(a)	Net (loss) gain on sale is included in other income (expense), net in our consolidated statement of income.

(b)	Net cash proceeds (payments) on transfers are included within net cash provided by operating activities in our consolidated statement of cash flows.

Receivables Monetized and Deferred Consideration

December 31 (in millions)	2012	2011
Monetized receivables sold	$791	$961
Deferred consideration	$274	$268

In addition to the amounts presented above, we had $882 million and $781 million payable to our monetization programs as of December 31, 2012 and 2011, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

111	Comcast 2012 Annual Report on Form 10-K

Note 18: Commitments and Contingencies

Commitments

NBCUniversal enters into long-term commitments with third parties in the ordinary course of its business, including commitments to acquire film and television programming, take-or-pay creative talent and employment agreements, and various other television-related commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel, and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2012, the total number of NBCUniversal full-time, part-time and hourly employees on its payroll covered by collective bargaining agreements was 6,700 full-time equivalent employees. Of this total, approximately 18% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2013.

We, through Comcast-Spectacor, have employment agreements with both players and coaches of the Philadelphia Flyers. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space, equipment and transponder service agreements under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the future Olympic Games through 2020, Sunday Night Football on NBC through the 2022-23 season, and other programming commitments, as well as our various contracts with creative talent and employment agreements under take-or-pay contracts.

As of December 31, 2012 (in millions)	Programming and Talent Commitments	Operating Leases
2013	$3,789	$497
2014	$3,495	$439
2015	$2,301	$380
2016	$3,291	$354
2017	$2,078	$329
Thereafter	$15,478	$1,218

The table below presents our rental expense charged to operations.

Year ended December 31 (in millions)	2012	2011	2010
Rental expense	$688	$570	$424

Station Venture

NBCUniversal owns a 79.62% equity interest and a 50% voting interest in Station Venture Holdings, LLC (“Station Venture”), a VIE. The remaining equity interests in Station Venture are held by LIN TV, Corp. (“LIN TV”). Station Venture holds an indirect interest in the NBC owned local broadcast television stations in Dallas, Texas and San Diego, California through its ownership interests in Station Venture Operations, LP (“Station LP”), a less than wholly owned consolidated subsidiary of NBCUniversal. Station Venture is the obligor on an $816 million senior secured note that is due in 2023 to General Electric Capital Corporation (“GECC”), as servicer. The note is nonrecourse to NBCUniversal, guaranteed by LIN TV and collateralized by substantially all of the assets of Station Venture and Station LP. In connection with the NBCUniversal transaction, GE indemnified NBCUniversal for all liabilities NBCUniversal may incur as a result of any credit support, risk of loss or similar arrangement related to the senior secured note in existence prior to the closing of that trans-

Comcast 2012 Annual Report on Form 10-K	112

action. We are not the primary beneficiary of, and accordingly do not consolidate, Station Venture. The carrying value of our equity method investment in Station Venture was zero as of December 31, 2012. Because the assets of Station LP serve as collateral for Station Venture’s $816 million senior secured note, we recorded a liability in other noncurrent liabilities in our allocation of purchase price in the NBCUniversal transaction, which represented the fair value of the net assets that collateralize the note. As of December 31, 2012, the liability recorded on our consolidated balance sheet was $482 million. In February 2013, we closed our agreement with GE, GECC and LIN TV under which NBCUniversal purchased the Station Venture senior secured note from GECC for $602 million, representing the agreed upon fair value of the assets of Station LP. As of the closing date of the transaction, the $482 million liability was effectively settled, Station Venture and Station LP became wholly owned subsidiaries of NBCUniversal, we now consolidate Station Venture and the Station Venture senior secured note was eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the note over the recorded amount of the liability is treated as a capital transaction.

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. In April 2012, the District Court issued a decision dismissing some of the plaintiffs’ claims, but allowing two claims to proceed to trial. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling, and oral arguments were held in November 2012. In September 2012, the trial court stayed all trial and pretrial proceedings pending resolution of the Supreme Court appeal.

We also are among the defendants in a purported class action filed in the United States District Court for the Central District of California in September 2007. The potential class is comprised of all persons residing in the United States who have subscribed to an expanded basic level of video service provided by one of the defendants. The plaintiffs allege that the defendants who produce video programming have entered into agreements with the defendants who distribute video programming via cable and satellite (including us), which preclude the distributor defendants from reselling channels to customers on an “unbundled” basis in violation of federal antitrust laws. The plaintiffs seek treble damages and injunctive relief requiring each distributor defendant to resell certain channels to its customers on an “unbundled” basis. In October 2009, the Central District of California issued an order dismissing the plaintiffs’ complaint with prejudice. In March 2012, a panel of the Ninth Circuit Court of Appeals affirmed the District Court’s order. In April 2012, the plaintiffs filed a petition for a rehearing, which the Ninth Circuit denied in May 2012. In August 2012, the plaintiffs filed a petition for writ of certiorari with the U.S. Supreme Court, which was denied in November 2012.

113	Comcast 2012 Annual Report on Form 10-K

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

Comcast 2012 Annual Report on Form 10-K	114

Note 19: Financial Data by Business Segment

We present our operations in five reportable business segments: Cable Communications, Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. Our financial data by reportable business segment is presented in the tables below.

(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization		Operating Income (Loss)	Capital Expenditures	Assets
2012
Cable Communications(a)	$39,604	$16,255	$6,405		$9,850	$4,921	$127,044
NBCUniversal
Cable Networks(b)	8,773	3,292		741	2,551	150	29,674
Broadcast Television(c)	8,154	369		91	278	65	6,376
Filmed Entertainment	5,159	79		16	63	7	3,769
Theme Parks	2,085	953		268	685	272	6,266
Headquarters and Other(e)	43	(603)		210	(813)	269	8,938
Eliminations(f)	(402)	17		—	17	—	(561)
NBCUniversal	23,812	4,107		1,326	2,781	763	54,462
Corporate and Other	498	(376)		67	(443)	30	6,000
Eliminations(f)	(1,344)	(9)		—	(9)	—	(22,535)
Comcast Consolidated	$62,570	$19,977		$7,798	$12,179	$5,714	$164,971

(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2011
Cable Communications(a)	$37,226	$15,288	$6,395	$8,893	$4,806	$120,729
NBCUniversal
Cable Networks(b)	8,108	3,185	718	2,467	48	29,578
Broadcast Television	5,935	138	79	59	61	6,213
Filmed Entertainment	4,239	27	19	8	6	3,891
Theme Parks(d)	1,874	830	201	629	154	6,197
Headquarters and Other(e)	45	(484)	168	(652)	165	5,443
Eliminations(f)	(941)	(234)	(53)	(181)	—	(538)
NBCUniversal	19,260	3,462	1,132	2,330	434	50,784
Corporate and Other	558	(416)	93	(509)	67	6,224
Eliminations(f)	(1,202)	23	16	7	—	(19,919)
Comcast Consolidated	$55,842	$18,357	$7,636	$10,721	$5,307	$157,818

115	Comcast 2012 Annual Report on Form 10-K

(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2010
Cable Communications(a)	$35,363	$14,302	$6,232	$8,070	$4,853
Cable Networks(b)	2,719	732	323	409	52
Corporate and Other	168	(438)	61	(499)	56
Eliminations(f)	(313)	—	—	—	—
Comcast Consolidated	$37,937	$14,596	$6,616	$7,980	$4,961

(a)	Our Cable Communications segment consists primarily of our cable services business and the businesses of Comcast Interactive Media that were not contributed to NBCUniversal.

For the years ended December 31, 2012, 2011 and 2010, Cable Communications segment revenue was derived from the following sources:

	2012	2011	2010
Residential:
Video	50.8%	52.7%	54.8%
High-speed Internet	24.1%	23.5%	22.5%
Voice	9.0%	9.4%	9.3%
Business services	6.1%	4.8%	3.6%
Advertising	5.8%	5.4%	5.7%
Other	4.2%	4.2%	4.1%
Total	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. For each of 2012, 2011 and 2010, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

Our Cable Networks segment included the results of operations of the businesses we contributed to NBCUniversal, as well as the results of operations of the NBCUniversal contributed cable networks for 2012 and for the period January 29, 2011 through December 31, 2011. For 2010, our Cable Networks segment consisted of the Comcast Content Business.

(c)

For 2012, our Broadcast Television segment included all revenue and costs and expenses associated with our broadcast of the 2012 London Olympics, which generated $120 million of operating income before depreciation and amortization. This amount reflects the settlement of a $237 million liability associated with the unfavorable Olympics contract that had been recorded through the application of acquisition accounting in 2011.

(d)

For the period January 29, 2011 through June 30, 2011, we recorded Universal Orlando as an equity method investment in our consolidated results of operations. However, our Theme Parks segment included the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 to reflect our measure of operating performance for our Theme Parks segment.

(e)	NBCUniversal Headquarters and Other activities included costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(f)	Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

•

our Cable Communications segment receives incentives offered by our Cable Networks segment in connection with its distribution of the Cable Networks’ content that are recorded as a reduction to programming expenses

NBCUniversal eliminations for 2011 included the eliminations of the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011. These amounts were not included in NBCUniversal’s total and our consolidated results of operations for the period January 29, 2011 through June 30, 2011 because we recorded Universal Orlando as an equity method investment during this period.

(g)

Revenue from customers located outside of the U.S., primarily in Europe and Asia, for the years ended December 31, 2012 and 2011 was $4.5 billion and $4.1 billion, respectively. Revenue from customers located outside of the U.S. was not significant for the year ended December 31, 2010. No single customer accounted for a significant amount of our revenue in any period.

Comcast 2012 Annual Report on Form 10-K	116

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

Note 20: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2012
Revenue	$14,878	$15,211	$16,544	$15,937	$62,570
Operating income	$2,758	$3,079	$3,048	$3,294	$12,179
Net income attributable to Comcast Corporation	$1,224	$1,348	$2,113	$1,518	$6,203
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.50	$0.79	$0.57	$2.32
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.50	$0.78	$0.56	$2.28
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1625	$0.1625	$0.1625	$0.1625	$0.65
2011
Revenue	$12,128	$14,333	$14,339	$15,042	$55,842
Operating income	$2,224	$2,938	$2,641	$2,918	$10,721
Net income attributable to Comcast Corporation	$943	$1,022	$908	$1,287	$4,160
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.34	$0.37	$0.33	$0.47	$1.51
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.34	$0.37	$0.33	$0.47	$1.50
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.1125	$0.1125	$0.1125	$0.1125	$0.45

Note 21: Subsequent Events

Recent Developments

On February 12, 2013, we entered into an agreement to acquire GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion. In addition, NBCUniversal agreed to acquire from GE the portion of 30 Rockefeller Plaza in New York City that NBCUniversal occupies and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion. The transactions, which are subject to customary closing conditions, are expected to close by the end of March 2013.

The consideration will consist of $11.4 billion of cash on hand; $4 billion of senior unsecured debt securities issued by a holding company (“HoldCo”), whose sole asset is its interests in NBCUniversal Holdings; $2 billion of cash funded through a combination of Comcast’s existing credit facility and NBCUniversal’s credit facility, which is expected to be amended, among other things, to substitute HoldCo as the sole borrower;

117	Comcast 2012 Annual Report on Form 10-K

and $725 million of Holdco preferred stock. After closing, we will control and consolidate HoldCo and own all of its capital stock other than the preferred stock. HoldCo’s debt securities and credit facility will be guaranteed by us and the cable holding company subsidiaries that guarantee our senior indebtedness. The preferred stock will pay dividends at a fixed rate and can be put to HoldCo for redemption at par on the later of seven years following the issuance of the preferred stock and three years following the sale by GE of shares to unaffiliated third parties, and thereafter, every third anniversary of such date (a “Put Date”). Shares of preferred stock can be called for redemption by HoldCo at par one year following each Put Date applicable to such shares.

Note 22: Condensed Consolidating Financial Information

Comcast Corporation (“Comcast Parent”) and four of our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.” The debt securities within the guarantee structure total $29.0 billion, of which $9.9 billion will mature within the next five years.

Comcast Corporation provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Comcast Corporation does not guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Comcast 2012 Annual Report on Form 10-K	118

Condensed Consolidating Balance Sheet

December 31, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$10,951	$—	$10,951
Investments	—	—	—	—	1,464	—	1,464
Receivables, net	—	—	—	—	5,521	—	5,521
Programming rights	—	—	—	—	909	—	909
Other current assets	233	14	4	—	895	—	1,146
Total current assets	233	14	4	—	19,740	—	19,991
Film and television costs	—	—	—	—	5,054	—	5,054
Investments	—	—	—	—	6,325	—	6,325
Investments in and amounts due from subsidiaries eliminated upon consolidation	74,227	96,853	50,242	87,630	41,996	(350,948)	—
Property and equipment, net	242	—	—	—	26,990	—	27,232
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	26,985	—	26,985
Other intangible assets, net	12	—	—	—	17,828	—	17,840
Other noncurrent assets, net	1,130	1	—	147	1,802	(900)	2,180
Total assets	$75,844	$96,868	$50,246	$87,777	$206,084	$(351,848)	$164,971
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$6,198	$—	$6,206
Accrued participations and residuals	—	—	—	—	1,350	—	1,350
Accrued expenses and other current liabilities	1,290	210	54	275	4,953	—	6,782
Current portion of long-term debt	—	2,105	241	—	30	—	2,376
Total current liabilities	1,298	2,315	295	275	12,531	—	16,714
Long-term debt, less current portion	23,306	1,827	1,512	113	11,324	—	38,082
Deferred income taxes	—	—	—	754	30,113	(757)	30,110
Other noncurrent liabilities	1,884	—	—	—	11,530	(143)	13,271
Redeemable noncontrolling interests	—	—	—	—	16,998	—	16,998
Equity:
Common stock	31	—	—	—	—	—	31
Other shareholders’ equity	49,325	92,726	48,439	86,635	123,148	(350,948)	49,325
Total Comcast Corporation shareholders’ equity	49,356	92,726	48,439	86,635	123,148	(350,948)	49,356
Noncontrolling interests	—	—	—	—	440	—	440
Total equity	49,356	92,726	48,439	86,635	123,588	(350,948)	49,796
Total liabilities and equity	$75,844	$96,868	$50,246	$87,777	$206,084	$(351,848)	$164,971

119	Comcast 2012 Annual Report on Form 10-K

Condensed Consolidating Balance Sheet

December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$1,620	$—	$1,620
Investments	—	—	—	—	54	—	54
Receivables, net	—	—	—	—	4,652	—	4,652
Programming rights	—	—	—	—	987	—	987
Other current assets	235	8	3	—	1,014	—	1,260
Total current assets	235	8	3	—	8,327	—	8,573
Film and television costs	—	—	—	—	5,227	—	5,227
Investments	—	—	—	—	9,854	—	9,854
Investments in and amounts due from subsidiaries eliminated upon consolidation	71,222	89,568	45,725	88,336	36,949	(331,800)	—
Property and equipment, net	262	—	—	—	27,297	—	27,559
Franchise rights	—	—	—	—	59,376	—	59,376
Goodwill	—	—	—	—	26,874	—	26,874
Other intangible assets, net	9	—	—	—	18,156	—	18,165
Other noncurrent assets, net	912	30	5	148	1,761	(666)	2,190
Total assets	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$10	$—	$—	$—	$5,695	$—	$5,705
Accrued participations and residuals	—	—	—	—	1,255	—	1,255
Accrued expenses and other current liabilities	1,030	189	77	272	3,346	—	4,914
Current portion of long-term debt	26	—	554	202	585	—	1,367
Total current liabilities	1,066	189	631	474	10,881	—	13,241
Long-term debt, less current portion	22,451	3,953	1,764	111	9,663	—	37,942
Deferred income taxes	—	—	—	727	29,728	(523)	29,932
Other noncurrent liabilities	1,849	—	—	—	11,328	(143)	13,034
Redeemable noncontrolling interests	—	—	—	—	16,014	—	16,014
Equity:
Common stock	32	—	—	—	—	—	32
Other shareholders’ equity	47,242	85,464	43,338	87,172	115,826	(331,800)	47,242
Total Comcast Corporation shareholders’ equity	47,274	85,464	43,338	87,172	115,826	(331,800)	47,274
Noncontrolling interests	—	—	—	—	381	—	381
Total equity	47,274	85,464	43,338	87,172	116,207	(331,800)	47,655
Total liabilities and equity	$72,640	$89,606	$45,733	$88,484	$193,821	$(332,466)	$157,818

Comcast 2012 Annual Report on Form 10-K	120

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$62,570	$—	$62,570
Management fee revenue	848	827	516	—	—	(2,191)	—
	848	827	516	—	62,570	(2,191)	62,570
Costs and Expenses:
Programming and production	—	—	—	—	19,929	—	19,929
Other operating and administrative	401	827	516	—	18,304	(2,191)	17,857
Advertising, marketing and promotion	—	—	—	—	4,807	—	4,807
Depreciation	30	—	—	—	6,120	—	6,150
Amortization	4	—	—	—	1,644	—	1,648
	435	827	516	—	50,804	(2,191)	50,391
Operating income (loss)	413	—	—	—	11,766	—	12,179
Other Income (Expense):
Interest expense	(1,430)	(329)	(135)	(23)	(604)	—	(2,521)
Investment income (loss), net	8	—	—	3	208	—	219
Equity in net income (losses) of investees, net	6,858	6,665	4,909	6,536	959	(24,968)	959
Other income (expense), net	2	—	—	—	771	—	773
	5,438	6,336	4,774	6,516	1,334	(24,968)	(570)
Income (loss) before income taxes	5,851	6,336	4,774	6,516	13,100	(24,968)	11,609
Income tax (expense) benefit	352	115	47	7	(4,265)	—	(3,744)
Net income (loss)	6,203	6,451	4,821	6,523	8,835	(24,968)	7,865
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(1,662)	—	(1,662)
Net income (loss) attributable to Comcast Corporation	$6,203	$6,451	$4,821	$6,523	$7,173	$(24,968)	$6,203
Comprehensive income (loss) attributable to Comcast Corporation	$6,370	$6,460	$4,821	$6,523	$7,314	$(25,118)	$6,370

121	Comcast 2012 Annual Report on Form 10-K

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$55,842	$—	$55,842
Management fee revenue	800	784	488	—	—	(2,072)	—
	800	784	488	—	55,842	(2,072)	55,842
Costs and Expenses:
Programming and production	—	—	—	—	16,598	—	16,598
Other operating and administrative	420	784	488	5	17,031	(2,072)	16,656
Advertising, marketing and promotion	—	—	—	—	4,231	—	4,231
Depreciation	29	—	—	—	6,011	—	6,040
Amortization	3	—	—	—	1,593	—	1,596
	452	784	488	5	45,464	(2,072)	45,121
Operating income (loss)	348	—	—	(5)	10,378	—	10,721
Other Income (Expense):
Interest expense	(1,439)	(338)	(172)	(32)	(524)	—	(2,505)
Investment income (loss), net	3	—	—	2	154	—	159
Equity in net income (losses) of investees, net	4,879	5,598	3,361	5,734	(35)	(19,572)	(35)
Other income (expense), net	(19)	—	—	1	(115)	—	(133)
	3,424	5,260	3,189	5,705	(520)	(19,572)	(2,514)
Income (loss) before income taxes	3,772	5,260	3,189	5,700	9,858	(19,572)	8,207
Income tax (expense) benefit	388	118	60	12	(3,628)	—	(3,050)
Net income (loss)	4,160	5,378	3,249	5,712	6,230	(19,572)	5,157
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(997)	—	(997)
Net (income) loss attributable to Comcast Corporation	$4,160	$5,378	$3,249	$5,712	$5,233	$(19,572)	$4,160
Comprehensive income (loss) attributable to Comcast Corporation	$4,107	$5,387	$3,249	$5,712	$5,193	$(19,541)	$4,107

Comcast 2012 Annual Report on Form 10-K	122

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$37,937	$—	$37,937
Management fee revenue	808	726	452	—	—	(1,986)	—
	808	726	452	—	37,937	(1,986)	37,937
Costs and Expenses:
Programming and production	—	—	—	—	8,537	—	8,537
Other operating and administrative	444	726	452	59	12,700	(1,986)	12,395
Advertising, marketing and promotion	—	—	—	—	2,409	—	2,409
Depreciation	29	—	—	—	5,510	—	5,539
Amortization	3	—	—	—	1,074	—	1,077
	476	726	452	59	30,230	(1,986)	29,957
Operating income (loss)	332	—	—	(59)	7,707	—	7,980
Other Income (Expense):
Interest expense	(1,402)	(402)	(173)	(33)	(146)	—	(2,156)
Investment income (loss), net	8	—	—	7	273	—	288
Equity in net income (losses) of investees, net	4,329	4,741	3,015	4,675	(141)	(16,760)	(141)
Other income (expense), net	(5)	—	—	—	138	—	133
	2,930	4,339	2,842	4,649	124	(16,760)	(1,876)
Income (loss) before income taxes	3,262	4,339	2,842	4,590	7,831	(16,760)	6,104
Income tax (expense) benefit	373	141	61	30	(3,041)	—	(2,436)
Net income (loss)	3,635	4,480	2,903	4,620	4,790	(16,760)	3,668
Net (income) loss attributable to noncontrolling interests	—	—	—	—	(33)	—	(33)
Net income (loss) attributable to Comcast Corporation	$3,635	$4,480	$2,903	$4,620	$4,757	$(16,760)	$3,635
Comprehensive income (loss) attributable to Comcast Corporation	$3,582	$4,489	$2,903	$4,620	$4,761	$(16,773)	$3,582

123	Comcast 2012 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(362)	$(177)	$(114)	$(7)	$15,514	$—	$14,854
Investing Activities:
Net transactions with affiliates	3,845	177	667	206	(4,895)	—	—
Capital expenditures	(10)	—	—	—	(5,704)	—	(5,714)
Cash paid for intangible assets	(6)	—	—	—	(917)	—	(923)
Acquisitions, net of cash acquired	—	—	—	—	(90)	—	(90)
Proceeds from sales of businesses and investments	—	—	—	—	3,102	—	3,102
Return of capital from investees	—	—	—	—	2,362	—	2,362
Purchases of investments	—	—	—	—	(297)	—	(297)
Other	—	—	—	3	71	—	74
Net cash provided by (used in) investing activities	3,829	177	667	209	(6,368)	—	(1,486)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1)	—	—	—	(543)	—	(544)
Proceeds from borrowings	2,536	—	—	—	2,008	—	4,544
Repurchases and repayments of debt	(1,726)	—	(553)	(202)	(400)	—	(2,881)
Repurchases and retirements of common stock	(3,000)	—	—	—	—	—	(3,000)
Dividends paid	(1,608)	—	—	—	—	—	(1,608)
Issuances of common stock	233	—	—	—	—	—	233
Distributions (to) from noncontrolling interests	—	—	—	—	(691)	—	(691)
Other	99	—	—	—	(189)	—	(90)
Net cash provided by (used in) financing activities	(3,467)	—	(553)	(202)	185	—	(4,037)
Increase (decrease) in cash and cash equivalents	—	—	—	—	9,331	—	9,331
Cash and cash equivalents, beginning of year	—	—	—	—	1,620	—	1,620
Cash and cash equivalents, end of year	$—	$—	$—	$—	$10,951	$—	$10,951

Comcast 2012 Annual Report on Form 10-K	124

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(513)	$(209)	$(131)	$(19)	$15,217	$—	$14,345
Investing Activities:
Net transactions with affiliates	4,615	1,209	131	19	(5,974)	—	—
Capital expenditures	(7)	—	—	—	(5,300)	—	(5,307)
Cash paid for intangible assets	(2)	—	—	—	(952)	—	(954)
Acquisitions, net of cash acquired	—	—	—	—	(6,407)	—	(6,407)
Proceeds from sales of businesses and investments	—	—	—	—	277	—	277
Return of capital from investees	—	—	—	—	37	—	37
Purchases of investments	—	—	—	—	(135)	—	(135)
Other	—	—	—	—	(19)	—	(19)
Net cash provided by (used in) investing activities	4,606	1,209	131	19	(18,473)	—	(12,508)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(4)	—	—	—	548	—	544
Repurchases and repayments of debt	(1,095)	(1,000)	—	—	(1,121)	—	(3,216)
Repurchases and retirements of common stock	(2,141)	—	—	—	—	—	(2,141)
Dividends paid	(1,187)	—	—	—	—	—	(1,187)
Issuances of common stock	283	—	—	—	—	—	283
Distributions (to) from noncontrolling interests	—	—	—	—	(325)	—	(325)
Other	51	—	—	—	(210)	—	(159)
Net cash provided by (used in) financing activities	(4,093)	(1,000)	—	—	(1,108)	—	(6,201)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,364)	—	(4,364)
Cash and cash equivalents, beginning of year	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of year	$—	$—	$—	$—	$1,620	$—	$1,620

125	Comcast 2012 Annual Report on Form 10-K

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2010

(in millions)	Comcast Parent	CCCL Parent	Combined CCHMO Parents	Comcast Holdings	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(391)	$(257)	$(132)	$(235)	$12,194	$—	$11,179
Investing Activities:
Net transactions with affiliates	488	257	132	248	(1,125)	—	—
Capital expenditures	(7)	—	—	—	(4,954)	—	(4,961)
Cash paid for intangible assets	(2)	—	—	—	(534)	—	(536)
Acquisitions, net of cash acquired	—	—	—	—	(183)	—	(183)
Proceeds from sales of businesses and investments	—	—	—	—	99	—	99
Return of capital from investees	—	—	—	—	190	—	190
Purchases of investments	—	—	—	—	(260)	—	(260)
Other	—	—	—	—	(60)	—	(60)
Net cash provided by (used in) investing activities	479	257	132	248	(6,827)	—	(5,711)
Financing Activities:
Proceeds from borrowings	3,390	—	—	—	30	—	3,420
Repurchases and repayments of debt	(1,100)	—	—	(13)	(40)	—	(1,153)
Repurchases and retirements of common stock	(1,200)	—	—	—	—	—	(1,200)
Dividends paid	(1,064)	—	—	—	—	—	(1,064)
Issuances of common stock	34	—	—	—	—	—	34
Distributions (to) from noncontrolling interests	—	—	—	—	(67)	—	(67)
Other	(148)	—	—	—	23	—	(125)
Net cash provided by (used in) financing activities	(88)	—	—	(13)	(54)	—	(155)
Increase (decrease) in cash and cash equivalents	—	—	—	—	5,313	—	5,313
Cash and cash equivalents, beginning of year	—	—	—	—	671	—	671
Cash and cash equivalents, end of year	$—	$—	$—	$—	$5,984	$—	$5,984

Comcast 2012 Annual Report on Form 10-K	126

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

Refer to Management’s Report on Internal Control Over Financial Reporting on page 74.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 75.

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

Item 9B: Other Information

None.

127	Comcast 2012 Annual Report on Form 10-K

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2013. We refer to this proxy statement as the 2013 Proxy Statement.

The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure; as of the date of this Annual Report on Form 10-K.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	53	1986	Chairman and Chief Executive Officer; President
Michael J. Angelakis	48	2007	Vice Chairman; Chief Financial Officer
Stephen B. Burke	54	1998	Executive Vice President; President and Chief Executive Officer, NBCUniversal Holdings and NBCUniversal
David L. Cohen	57	2002	Executive Vice President
Neil Smit	54	2011	Executive Vice President; President and Chief Executive Officer, Comcast Cable
Arthur R. Block	58	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	56	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2012, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of NBCUniversal Holdings and the National Cable and Telecommunications Association.

Michael J. Angelakis has served as the Chief Financial Officer of Comcast Corporation for more than five years. Mr. Angelakis currently serves on the board of directors of NBCUniversal Holdings and the Federal Reserve Bank of Philadelphia.

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

Arthur R. Block has served as a Senior Vice President and our General Counsel and Secretary for more than five years.

Lawrence J. Salva has served as a Senior Vice President and our Controller and Chief Accounting Officer for more than five years.

Comcast 2012 Annual Report on Form 10-K	128

Item 11: Executive Compensation

We incorporate the information required by this item by reference to our 2013 Proxy Statement.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

We incorporate the information required by this item by reference to our 2013 Proxy Statement.

Item 13: Certain Relationships and Related Transactions, and Director Independence

We incorporate the information required by this item by reference to our 2013 Proxy Statement.

Item 14: Principal Accountant Fees and Services

We incorporate the information required by this item by reference to our 2013 Proxy Statement.

We intend to file our 2013 Proxy Statement for our annual meeting of shareholders with the SEC on or before April 5, 2013.

129	Comcast 2012 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

(a) Our consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of the consolidated financial statements are found on page 73 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 137 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-32871, except as otherwise noted):

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

4.4

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

10.1

Credit Agreement dated as of June 6, 2012 among Comcast Corporation, Comcast Cable Communications, LLC, the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent and the Issuing Lender (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

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

Comcast 2012 Annual Report on Form 10-K	130

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

10.6*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated, dated December 1, 2012.

10.7*

Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective August 29, 2012 (incorporated by reference to Exhibit 10.2 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

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

10.10*	Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 2013.

10.11*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective May 30, 2012 (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.12*	Comcast Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.13*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

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

131	Comcast 2012 Annual Report on Form 10-K

10.20*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on July 1, 2011).

10.21*

Amendment No. 6 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 15, 2011 (incorporated by reference to Exhibit 10.21 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.22*

Amendment No. 7 to Employment Agreement between Comcast Corporation and Brian L. Roberts, effective as of June 30, 2012 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on September 14, 2012).

10.23*	Amendment No. 8 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 14, 2012.

10.24*	Notice of Rights Waiver from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.2 to our Current Report on Form 8-K filed on February 13, 2009).

10.25*	Notice of Termination from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.3 to our Current Report on Form 8-K filed on February 13, 2009).

10.26*	Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 27, 2007 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on December 28, 2007).

10.27*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on February 13, 2008).

10.28*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K (Commission File No. 001-15471) for the year ended December 31, 1993).

10.29*

Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q (Commission File No. 001-15471) for the quarter ended September 30, 1998).

10.30*

Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q (Commission File No. 001-15471) for the quarter ended March 31, 2000).

10.31*

Amendment to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of June 5, 2001 (incorporated by reference to Exhibit 10.8 to the Comcast Holdings Corporation Annual Report on Form 10-K (Commission File No. 001-15471) for the year ended December 31, 2001).

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

Comcast 2012 Annual Report on Form 10-K	132

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

10.37*

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

10.39*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of November 21, 2011 (incorporated by reference to Exhibit 10.37 to our Annual Report on Form 10-K for the year ended December 31, 2011).

10.40*

Form of Amendment, dated as of December 16, 2008, to the Employment Agreements with Ralph J. Roberts and Brian L. Roberts (incorporated by reference to Exhibit 10.38 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.41*	Form of Amendment, dated as of December 14, 2012, to the Employment Agreements with Brian L. Roberts, Michael J. Angelakis, Stephen B. Burke, Neil Smit and David L. Cohen.

10.42*

Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.40 to our Annual Report on Form 10-K for the year ended December 31, 2008).

10.43*	Form of Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan.

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

10.47*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.48*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

133	Comcast 2012 Annual Report on Form 10-K

10.49*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.50

Master Agreement, dated as of December 3, 2009, by and among General Electric Company, NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 2.1 to our Current Report on Form 8-K filed on December 4, 2009).

10.51

Amendment No. 1, dated as of January 28, 2011, to Master Agreement, dated as of December 3, 2009, by and among General Electric Company, NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC), Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.49 to our Annual Report on Form 10-K for the year ended December 31, 2010).

10.52

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

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission on February 20, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Cash Flows; (v) the Consolidated Statement of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

Comcast 2012 Annual Report on Form 10-K	134

Signatures

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 20, 2013.

By:	/S/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 20, 2013

Ralph J. Roberts	Founder; Chairman Emeritus of the Board

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Vice Chairman and CFO (Principal Financial Officer)	February 20, 2013

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 20, 2013

/S/ KENNETH J. BACON Kenneth J. Bacon	Director	February 20, 2013

/S/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 20, 2013

/S/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 20, 2013

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 20, 2013

/S/ GERALD L. HASSELL Gerald L. Hassell	Director	February 20, 2013

/S/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 20, 2013

/S/ EDUARDO G. MESTRE Eduardo G. Mestre	Director	February 20, 2013

/S/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	February 20, 2013

Dr. Judith Rodin	Director

135	Comcast 2012 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2012 and 2011 and for each of the three years in the period ended December 31, 2012, and the Company’s internal control over financial reporting as of December 31, 2012, and have issued our report thereon dated February 20, 2013; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 20, 2013

Comcast 2012 Annual Report on Form 10-K	136

Comcast Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

Year ended December 31, 2012, 2011 and 2010

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
2012
Allowance for doubtful accounts	$202	293	297	$198
Allowance for returns and customer incentives	425	599	717	307
2011
Allowance for doubtful accounts	$173	306	277	$202
Allowance for returns and customer incentives	—	536	111	425
2010
Allowance for doubtful accounts	$175	327	329	$173

137	Comcast 2012 Annual Report on Form 10-K