Form 10-Q
period 2013-03-31
COMCAST CORP
filed 2013-05-01
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2013

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

Yes ☐ No ☒

As of March 31, 2013, there were 2,129,486,037 shares of our Class A common stock, 494,484,616 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2013. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal Media, LLC (“NBCUniversal”), as “we,” “us” and “our;” Comcast Cable Communications, LLC and its subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new technologies may adversely affect our businesses

•	programming expenses for our video services are increasing, which could adversely affect our businesses

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	weak economic conditions may have a negative impact on our businesses

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our businesses

•

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and its businesses may be adversely affected if its content fails to achieve sufficient consumer acceptance or our costs to acquire content increase

•	the loss of NBCUniversal’s programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect its businesses

•	our businesses depend on keeping pace with technological developments

•

we rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	we may be unable to obtain necessary hardware, software and operational support

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	sales of DVDs have been declining

•	we face risks arising from the outcome of various litigation matters

•	we face risks relating to doing business internationally that could adversely affect our businesses

•	acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,839	$10,951
Investments	2,841	1,464
Receivables, net	5,063	5,521
Programming rights	901	909
Other current assets	1,139	1,146
Total current assets	11,783	19,991
Film and television costs	4,653	5,054
Investments	5,433	6,325
Property and equipment, net of accumulated depreciation of $40,277 and $39,425	28,219	27,232
Franchise rights	59,364	59,364
Goodwill	26,996	26,985
Other intangible assets, net of accumulated amortization of $7,965 and $7,662	17,584	17,840
Other noncurrent assets, net	2,332	2,180
Total assets	$156,364	$164,971

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,750	$6,206
Accrued participations and residuals	1,469	1,350
Deferred revenue	903	851
Accrued expenses and other current liabilities	7,719	5,931
Current portion of long-term debt	2,177	2,376
Total current liabilities	18,018	16,714
Long-term debt, less current portion	45,049	38,082
Deferred income taxes	31,152	30,110
Other noncurrent liabilities	12,640	13,271
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	854	16,998
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,494,946,787 and 2,487,739,385; outstanding, 2,129,486,037 and 2,122,278,635	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 565,419,380 and 578,704,227; outstanding, 494,484,616 and 507,769,463	6	6
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,957	40,547
Retained earnings	16,730	16,280
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(11)	15
Total Comcast Corporation shareholders’ equity	48,190	49,356
Noncontrolling interests	461	440
Total equity	48,651	49,796
Total liabilities and equity	$156,364	$164,971

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2013	2012
Revenue	$15,310	$14,878
Costs and Expenses:
Programming and production	4,663	4,737
Other operating and administrative	4,466	4,244
Advertising, marketing and promotion	1,147	1,209
Depreciation	1,566	1,529
Amortization	401	401
	12,243	12,120
Operating income	3,067	2,758
Other Income (Expense):
Interest expense	(653)	(640)
Investment income (loss), net	72	92
Equity in net income (losses) of investees, net	11	3
Other income (expense), net	73	(16)
	(497)	(561)
Income before income taxes	2,570	2,197
Income tax expense	(925)	(750)
Net income	1,645	1,447
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(208)	(223)
Net income attributable to Comcast Corporation	$1,437	$1,224

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.55	$0.45
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.54	$0.45
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.195	$0.1625

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Net income	$1,645	$1,447
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(12) and $—	20	—
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $21 and $(11)	(36)	20
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $12 and $—	(23)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(27) and $9	46	(16)
Employee benefit obligations, net of deferred taxes of $(1) and $—	1	(2)
Currency translation adjustments, net of deferred taxes of $5 and $—	(17)	2
Comprehensive income	1,636	1,451
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(208)	(223)
Other comprehensive (income) loss attributable to noncontrolling interests	9	—
Comprehensive income attributable to Comcast Corporation	$1,437	$1,228

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$4,369	$4,393
Investing Activities
Capital expenditures	(1,361)	(1,174)
Cash paid for intangible assets	(182)	(184)
Acquisition of 30 Rockefeller Plaza properties	(1,311)	—
Proceeds from sales of businesses and investments	74	35
Return of capital from investees	16	—
Purchases of investments	(88)	(62)
Other	89	36
Net cash provided by (used in) investing activities	(2,763)	(1,349)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	491	(407)
Proceeds from borrowings	2,933	—
Repurchases and repayments of debt	(1,811)	(1,125)
Repurchases and retirements of common stock	(500)	(750)
Dividends paid	(429)	(304)
Issuances of common stock	13	150
Purchase of NBCUniversal noncontrolling common equity interest	(10,747)	—
Distributions to noncontrolling interests	(49)	(58)
Settlement of Station Venture liability	(602)	—
Other	(17)	37
Net cash provided by (used in) financing activities	(10,718)	(2,457)
Increase (decrease) in cash and cash equivalents	(9,112)	587
Cash and cash equivalents, beginning of period	10,951	1,620
Cash and cash equivalents, end of period	$1,839	$2,207

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2012	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655
Stock compensation plans					224	(82)				142
Repurchases and retirements of common stock			(1)		(292)	(457)				(750)
Employee stock purchase plans					19					19
Dividends declared						(439)				(439)
Other comprehensive income (loss)								4		4
Contributions from (distributions to) noncontrolling interests, net	(8)								(39)	(39)
Purchase of subsidiary shares from noncontrolling interests	(44)				2					2
Other									(24)	(24)
Net income (loss)	196					1,224			27	1,251
Balance, March 31, 2012	$16,158	$25	$6	$—	$40,893	$14,217	$(7,517)	$(148)	$345	$47,821
Balance, January 1, 2013	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796
Stock compensation plans					146	(125)				21
Repurchases and retirements of common stock					(152)	(348)				(500)
Employee stock purchase plans					22					22
Dividends declared						(514)				(514)
Other comprehensive income (loss)	(9)							—		—
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,482)			(26)		(1,508)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(9)								(31)	(31)
Other	(4)				(124)				3	(121)
Net income (loss)	159					1,437			49	1,486
Balance, March 31, 2013	$854	$25	$6	$—	$38,957	$16,730	$(7,517)	$(11)	$461	$48,651

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2012 Annual Report on Form 10-K.

Reclassifications have been made to our condensed consolidated financial statements for the prior year to conform to classifications used in the current period.

Note 2: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended March 31
	2013			2012
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,437	2,634	$0.55	$1,224	2,708	$0.45
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		41			36
Diluted EPS attributable to Comcast Corporation shareholders	$1,437	2,675	$0.54	$1,224	2,744	$0.45

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

Diluted EPS for the three months ended March 31, 2013 and 2012 excludes 2 million and 26 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

Note 3: Significant Transactions

On March 19, 2013, we acquired GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, NBCUniversal purchased from GE certain properties it occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion.

The total consideration for these transactions consisted of $11.4 billion of cash on hand; $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through our commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which has replaced NBCUniversal’s credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. See Note 6 for additional information on NBCUniversal Enterprise’s senior debt securities and credit facility.

Following the close of the Redemption Transaction, we control and consolidate NBCUniversal Enterprise and own all of its capital stock other than its preferred stock. NBCUniversal Enterprise’s senior debt securities and credit facility are guaranteed by us and four of our wholly owned cable holding company subsidiaries, but are not guaranteed by NBCUniversal. In March 2013, NBCUniversal became a part of our existing cross-guarantee structure. See Note 14 for additional information on our guarantor structure.

After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties. The preferred stock pays dividends at a fixed rate of 5.25% and the holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a thirty day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following each put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our condensed consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends.

We recognized an increase to our deferred tax liabilities of $1.5 billion primarily due to the increase in our financial reporting basis in the consolidated net assets of NBCUniversal Holdings in excess of the tax basis following the Redemption Transaction. In addition, our condensed consolidated balance sheet now includes certain tax liabilities of NBCUniversal Enterprise related to periods prior to our acquisition of the common stock of NBCUniversal Enterprise, for which we have been indemnified by GE and have recorded a related indemnification asset. We also expect to realize additional tax benefits in the future as a result of the Redemption Transaction, which are expected to increase the amounts we have agreed to share with GE. Our expected future payments to GE are accounted for as contingent consideration. See Note 7 for additional information on the fair value of this contingent consideration as of March 31, 2013.

Because we have maintained control of NBCUniversal Holdings, the difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, and the related tax impacts, were recorded to additional paid-in capital.

Note 4: Film and Television Costs

(in millions)	March 31, 2013	December 31, 2012
Film Costs:
Released, less amortization	$1,362	$1,472
Completed, not released	151	99
In production and in development	849	1,048
	2,362	2,619
Television Costs:
Released, less amortization	1,065	1,124
In production and in development	320	334
	1,385	1,458
Programming rights, less amortization	1,807	1,886
	5,554	5,963
Less: Current portion of programming rights	901	909
Film and television costs	$4,653	$5,054

Note 5: Investments

(in millions)	March 31, 2013	December 31, 2012
Fair Value Method	$4,939	$4,493
Equity Method:
The Weather Channel	474	471
Other	714	693
	1,188	1,164
Cost Method:
AirTouch	1,541	1,538
Other	606	594
	2,147	2,132
Total investments	8,274	7,789
Less: Current investments	2,841	1,464
Noncurrent investments	$5,433	$6,325

Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2013	2012
Gains on sales and exchanges of investments, net	$35	$7
Investment impairment losses	(9)	(12)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	605	516
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(602)	(470)
Interest and dividend income	30	29
Other, net	13	22
Investment income (loss), net	$72	$92

Fair Value Method

As of March 31, 2013, substantially all of our fair value method investments were equity securities held as collateral that were related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

(in millions)	March 31, 2013	December 31, 2012
Assets:
Fair value equity securities held	$4,540	$4,143
Liabilities:
Obligations under prepaid forward sale agreements	$1,125	$1,248
Derivative component of prepaid forward sale agreements	2,888	2,302
Total liabilities	$4,013	$3,550

As of March 31, 2013, our prepaid forward sale obligations had an estimated fair value of $4.1 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Cost Method

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of March 31, 2013, the estimated fair values of the AirTouch preferred stock and the associated liability related to redeemable preferred shares issued by one of our consolidated subsidiaries were $1.8 billion. The estimated fair value is based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 6: Long-Term Debt

Long-Term Debt Outstanding

(in millions)	Weighted-Average Interest Rate as of March 31, 2013		March 31, 2013	December 31, 2012
Commercial paper	0.336%		$500	$—
Revolving credit facilities	1.280%		1,250	—
Senior notes with maturities of 5 years or less	4.802%		15,787	12,991
Senior notes with maturities between 6 and 10 years	4.558%		11,534	10,334
Senior notes with maturities greater than 10 years	6.000%		17,922	16,801
Other, including capital lease obligations	—		233	332
Total debt	4.89	%(a)	47,226	40,458
Less: Current portion			2,177	2,376
Long-term debt			$45,049	$38,082

(a)	Includes the effects of our derivative financial instruments.

As of March 31, 2013, our debt had an estimated fair value of $54.3 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Redemption Transaction

The Redemption Transaction resulted in an additional $4 billion aggregate principal amount of senior notes issued by NBCUniversal Enterprise and $1.25 billion of borrowings under the NBCUniversal Enterprise credit facility. The total consideration for the Redemption Transaction also included $750 million of cash funded through our commercial paper program.

The NBCUniversal Enterprise senior notes are comprised of $1.1 billion aggregate principal amount of 1.662% senior notes due 2018, $1.5 billion aggregate principal amount of 1.974% senior notes due 2019, $700 million aggregate principal amount of floating rate senior notes due 2016 and $700 million aggregate principal amount of floating rate senior notes due 2018. The floating rate senior notes due 2016 and 2018 will accrue interest for each quarterly interest period at a rate equal to three-month London Interbank Offered Rate (“LIBOR”) plus 0.537% and 0.685%, respectively.

On March 19, 2013, NBCUniversal Enterprise amended and restated the existing credit agreement of NBCUniversal to, among other things, substitute NBCUniversal Enterprise for NBCUniversal as the sole borrower and revise the borrowing capacity of the facility from $1.5 billion to $1.35 billion, extend the term of the facility to March 2018 and revise the interest rate on borrowings. The interest rate on the credit facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of March 31, 2013, the interest rate on this credit facility was 1.28%.

Debt Borrowings

In January 2013, we issued $750 million aggregate principal amount of 2.850% senior notes due 2023, $1.7 billion aggregate principal amount of 4.250% senior notes due 2033 and $500 million aggregate principal amount of 4.500% senior notes due 2043.

Commercial Paper Program

During the three months ended March 31, 2013, borrowings, net of repayments of commercial paper under our commercial paper program, were $500 million. Following the amendments to the NBCUniversal credit agreement, NBCUniversal’s commercial paper program was terminated.

Revolving Credit Facilities

As of March 31, 2013, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and undrawn letters of credit, was $5.5 billion, which included $100 million available under NBCUniversal Enterprise’s credit facility.

Note 7: Fair Value Measurements

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

Recurring Fair Value Measures

	Fair Value as of
	March 31, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$4,535	$—	$—	$4,535	$4,027
Available-for-sale securities	288	99	17	404	464
Interest rate swap agreements	—	180	—	180	210
Foreign exchange contracts	—	17	—	17	6
Cross-currency swap agreements	—	—	—	—	30
Equity warrants	—	—	—	—	2
Total	$4,823	$296	$17	$5,136	$4,739

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$2,894	$—	$2,894	$2,305
Contractual obligations	—	—	1,080	1,080	1,055
Contingent consideration	—	—	699	699	587
Cross-currency swap agreements	—	28	—	28	—
Foreign exchange contracts	—	18	—	18	14
Total	$—	$2,940	$1,779	$4,719	$3,961

Contractual Obligations and Contingent Consideration

The fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain NBCUniversal entities, which are related to our contractual obligations, and future net tax benefits that will affect payments to GE, which are related to contingent consideration. The discount rates used in the measurements of fair value were between 5% and 14% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligations and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2012	$1,055	$587
Fair value adjustments	45	8
Payments	(20)	(67)
Redemption Transaction	—	171
Balance, March 31, 2013	$1,080	$699

Nonrecurring Fair Value Measures

We have assets and liabilities that we are required to record at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film production costs of $66 million and $25 million were recorded during the three months ended March 31, 2013 and 2012, respectively.

Note 8: Noncontrolling Interests

Certain of the subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features whereby interests held by the minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If interests were to be redeemed under these agreements, we would generally be required to purchase the interest at fair value on the date of redemption. These interests are presented on the balance sheet outside of equity as a component of the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock.” Noncontrolling interests and subsidiary preferred stock that do not contain such redemption features are presented in equity.

We acquired GE’s 49% common equity interest in NBCUniversal Holdings, which had previously been presented as a redeemable noncontrolling interest in our condensed consolidated balance sheet. See Note 3 for additional information on the Redemption Transaction. The difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest and the related tax impacts were recorded to additional paid-in capital. The table below includes the impact of that transaction to our changes in equity.

Changes in Equity

	Three Months Ended March 31
(in millions)	2013	2012
Net income attributable to Comcast Corporation	$1,437	$1,224
Transfers from (to) noncontrolling interests:
Decrease in Comcast Corporation additional paid-in capital resulting from the purchase of GE’s redeemable noncontrolling common equity interest	(1,482)	—
Other	(1)	2
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$(46)	$1,226

Note 9: Share-Based Compensation

Our share-based compensation primarily consists of awards of stock options and RSUs to certain employees and directors and is awarded as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2013, we granted 18.4 million stock options and 5.2 million RSUs related to our annual management awards. The weighted-average fair values associated with these grants were $8.80 per stock option and $37.85 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2013	2012
Stock options	$32	$29
Restricted share units	38	35
Employee stock purchase plans	6	5
Total	$76	$69

As of March 31, 2013, we had unrecognized pretax compensation expense of $418 million and $480 million related to nonvested stock options and nonvested RSUs, respectively.

Note 10: Supplemental Financial Information

Receivables

(in millions)	March 31, 2013	December 31, 2012
Receivables, gross	$5,545	$6,026
Less: Allowance for returns and customer incentives	289	307
Less: Allowance for doubtful accounts	193	198
Receivables, net	$5,063	$5,521

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2013	March 31, 2012
Unrealized gains (losses) on marketable securities	$180	$22
Deferred gains (losses) on cash flow hedges	(57)	(107)
Unrecognized gains (losses) on employee benefit obligations	(109)	(58)
Cumulative translation adjustments	(25)	(5)
Accumulated other comprehensive income (loss), net of deferred taxes	$(11)	$(148)

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2013	2012
Net income	$1,645	$1,447
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,967	1,930
Amortization of film and television costs	1,972	2,153
Share-based compensation	102	89
Noncash interest expense (income), net	42	48
Equity in net (income) losses of investees, net	(11)	(3)
Cash received from investees	23	73
Net (gain) loss on investment activity and other	(132)	(74)
Deferred income taxes	(373)	(59)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	465	(60)
Change in film and television costs	(1,577)	(2,061)
Change in accounts payable and accrued expenses related to trade creditors	(281)	234
Change in other operating assets and liabilities	527	676
Net cash provided by operating activities	$4,369	$4,393

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2013	2012
Interest	$617	$614
Income taxes	$461	$118

Noncash Investing and Financing Activities

During the three months ended March 31, 2013:

•

we acquired GE’s 49% common equity interest in NBCUniversal Holdings for total consideration of $16.7 billion, which included noncash consideration of $6 billion from the consolidation of NBCUniversal Enterprise which was comprised of $4 billion aggregate principal amount of senior notes, $1.25 billion of borrowings under its credit facility and $725 million aggregate liquidation preference of its Series A cumulative preferred stock (see Note 3 for additional information on the Redemption Transaction)

•	we acquired $515 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $514 million for a quarterly cash dividend of $0.195 per common share paid in April 2013

Note 11: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of March 31, 2013 and December 31, 2012.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our condensed consolidated balance sheet as of March 31, 2013 and December 31, 2012. The servicing fees are recorded as a component of net (loss) gain on sale.

The net cash payments on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $339 million and $90 million for the three months ended March 31, 2013 and 2012, respectively. The receivables monetization program did not have a material effect on our condensed consolidated statement of income for the periods presented.

Receivables Monetized and Deferred Consideration

(in millions)	March 31, 2013	December 31, 2012
Monetized receivables sold	$681	$791
Deferred consideration	$239	$274

In addition to the amounts presented above, we had $620 million and $882 million payable to our monetization programs as of March 31, 2013 and December 31, 2012, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 12: Commitments and Contingencies

Commitments

Station Venture

NBCUniversal previously held an equity interest in Station Venture Holdings, LLC (“Station Venture”), a nonconsolidated variable interest entity, and the remaining equity interests in Station Venture were held by LIN TV, Corp. Station Venture was the obligor on an $816 million senior secured note (the “Station Venture note”) that was due in 2023 to General Electric Capital Corporation (“GECC”) as servicer. The Station Venture note, among other things, was collateralized by substantially all of the assets of Station Venture and Station Venture Operations, LP (“Station LP”). Station LP was a less than wholly owned consolidated subsidiary of NBCUniversal. In connection with the acquisition of our controlling interest in NBCUniversal Holdings on January 28, 2011, a liability of $482 million was recorded to noncurrent liabilities in our allocation of purchase price, which represented the fair value of the net assets of Station LP. In February 2013, we closed our agreement with GE, GECC and LIN TV under which, among other things, NBCUniversal purchased the Station Venture note from GECC for $602 million, representing the agreed upon fair value of the assets of Station LP. As of the closing date of the transaction, the $482 million recorded liability was effectively settled and Station Venture and Station LP became wholly owned subsidiaries of NBCUniversal. We now consolidate Station Venture, and the Station Venture note is eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to additional paid-in capital.

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. In April 2012, the District Court issued a decision dismissing some of the plaintiffs’ claims, but allowing two claims to proceed to trial. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in September 2012, the trial court stayed all proceedings pending resolution of the Supreme Court appeal. In March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit.

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

Note 13: Financial Data by Business Segment

We present our operations in five reportable business segments:

•

Cable Communications: Consists of the operations of Comcast Cable, which is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these services to businesses and sell advertising.

•

Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, our cable television production operations, and our related digital media properties.

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

	Three Months Ended March 31, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,217	$4,219	$1,608	$2,611	$1,094
NBCUniversal
Cable Networks	2,225	859	184	675	24
Broadcast Television	1,517	(35)	25	(60)	8
Filmed Entertainment	1,216	69	4	65	2
Theme Parks	462	173	72	101	138
Headquarters and Other(b)	9	(112)	59	(171)	91
Eliminations(c)	(89)	(1)	—	(1)	—
NBCUniversal	5,340	953	344	609	263
Corporate and Other	162	(83)	15	(98)	4
Eliminations(c)	(409)	(55)	—	(55)	—
Comcast Consolidated	$15,310	$5,034	$1,967	$3,067	$1,361

	Three Months Ended March 31, 2012
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,599	$3,955	$1,602	$2,353	$1,056
NBCUniversal
Cable Networks	2,128	809	176	633	9
Broadcast Television	1,861	(14)	23	(37)	8
Filmed Entertainment	1,192	6	4	2	1
Theme Parks	412	157	62	95	47
Headquarters and Other(b)	12	(146)	48	(194)	46
Eliminations(c)	(133)	1	(1)	2	—
NBCUniversal	5,472	813	312	501	111
Corporate and Other	174	(64)	14	(78)	7
Eliminations(c)	(367)	(16)	2	(18)	—
Comcast Consolidated	$14,878	$4,688	$1,930	$2,758	$1,174

(a)	For the three months ended March 31, 2013 and 2012, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended March 31
	2013	2012
Residential:
Video	50.0%	51.4%
High-speed Internet	24.7%	24.2%
Voice	8.8%	9.1%
Business services	7.2%	6.1%
Advertising	4.8%	5.0%
Other	4.5%	4.2%
Total	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. Beginning in 2013, revenue from certain business customers, such as hotels, restaurants and bars, is now presented in business services revenue rather than in the video revenue line item. Reclassifications have been made for the prior year to conform to this new presentation.

For the three months ended March 31, 2013 and 2012, 2.9% and 2.8%, respectively, of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)	NBCUniversal Headquarters and Other activities included costs associated with overhead, personnel costs and headquarter initiatives.

(c)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

(d)	No single customer accounted for a significant amount of revenue in any period.

(e)

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

Note 14: Condensed Consolidating Financial Information

Comcast Corporation (“Comcast Parent”) and four of our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

On March 27, 2013, Comcast Parent, the cable guarantors and NBCUniversal Media, LLC (referred to as “NBCUniversal Media Parent” in the tables below) entered into a series of agreements and supplemental indentures to include NBCUniversal Media, LLC as part of our existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast Parent and the cable guarantors fully and unconditionally guarantee NBCUniversal Media, LLC’s public debt securities, and NBCUniversal Media, LLC fully and unconditionally guarantees all of Comcast’s and the cable guarantors’ public debt securities, as well as the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility.

Comcast Parent and the cable guarantors also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion of senior notes and its $1.35 billion credit facility due March 2018. NBCUniversal Media, LLC does not guarantee the NBCUniversal Enterprise senior notes or credit facility.

Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither the cable guarantors nor NBCUniversal Media, LLC guarantee the Comcast Holdings ZONES due October 2029. None of Comcast Parent, the cable guarantors nor NBCUniversal Media, LLC guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Condensed Consolidating Balance Sheet

March 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$313	$1,526	$—	$1,839
Investments	—	—	—	—	—	2,841	—	2,841
Receivables, net	—	—	—	—	—	5,063	—	5,063
Programming rights	—	—	—	—	—	901	—	901
Other current assets	224	—	4	2	47	862	—	1,139
Total current assets	224	—	4	2	360	11,193	—	11,783
Film and television costs	—	—	—	—	—	4,653	—	4,653
Investments	8	—	—	—	527	4,898	—	5,433
Investments in and amounts due from subsidiaries eliminated upon consolidation	76,651	90,959	96,939	50,775	40,360	77,765	(433,449)	—
Property and equipment, net	235	—	—	—	—	27,984	—	28,219
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	26,996	—	26,996
Other intangible assets, net	11	—	—	—	—	17,573	—	17,584
Other noncurrent assets, net	1,045	146	—	—	116	1,898	(873)	2,332
Total assets	$78,174	$91,105	$96,943	$50,777	$41,363	$232,324	$(434,322)	$156,364

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$5,742	$—	$5,750
Accrued participations and residuals	—	—	—	—	—	1,469	—	1,469
Accrued expenses and other current liabilities	1,355	277	303	24	346	6,317	—	8,622
Current portion of long-term debt	1,530	—	384	240	2	21	—	2,177
Total current liabilities	2,893	277	687	264	348	13,549	—	18,018
Long-term debt, less current portion	25,122	117	1,827	1,510	11,134	5,339	—	45,049
Deferred income taxes	—	760	—	—	121	31,001	(730)	31,152
Other noncurrent liabilities	1,969	—	—	—	957	9,857	(143)	12,640
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	854	—	854
Equity:
Common stock	31	—	—	—	—	—	—	31
Other shareholders’ equity	48,159	89,951	94,429	49,003	28,803	171,263	(433,449)	48,159
Total Comcast Corporation shareholders’ equity	48,190	89,951	94,429	49,003	28,803	171,263	(433,449)	48,190
Noncontrolling interests	—	—	—	—	—	461	—	461
Total equity	48,190	89,951	94,429	49,003	28,803	171,724	(433,449)	48,651
Total liabilities and equity	$78,174	$91,105	$96,943	$50,777	$41,363	$232,324	$(434,322)	$156,364

Condensed Consolidating Balance Sheet

December 31, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,129	$5,822	$—	$10,951
Investments	—	—	—	—	—	1,464	—	1,464
Receivables, net	—	—	—	—	3	5,518	—	5,521
Programming rights	—	—	—	—	—	909	—	909
Other current assets	233	—	14	4	51	844	—	1,146
Total current assets	233	—	14	4	5,183	14,557	—	19,991
Film and television costs	—	—	—	—	—	5,054	—	5,054
Investments	—	—	—	—	529	5,796	—	6,325
Investments in and amounts due from subsidiaries eliminated upon consolidation	74,227	87,630	96,853	50,242	38,464	73,298	(420,714)	—
Property and equipment, net	242	—	—	—	—	26,990	—	27,232
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	26,985	—	26,985
Other intangible assets, net	12	—	—	—	—	17,828	—	17,840
Other noncurrent assets, net	1,130	147	1	—	152	1,650	(900)	2,180
Total assets	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$6,198	$—	$6,206
Accrued participations and residuals	—	—	—	—	—	1,350	—	1,350
Accrued expenses and other current liabilities	1,290	275	210	54	263	4,690	—	6,782
Current portion of long-term debt	—	—	2,105	241	7	23	—	2,376
Total current liabilities	1,298	275	2,315	295	270	12,261	—	16,714
Long-term debt, less current portion	23,306	113	1,827	1,512	11,219	105	—	38,082
Deferred income taxes	—	754	—	—	78	30,035	(757)	30,110
Other noncurrent liabilities	1,884	—	—	—	926	10,604	(143)	13,271
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	16,998	—	16,998
Equity:
Common stock	31	—	—	—	—	—	—	31
Other shareholders’ equity	49,325	86,635	92,726	48,439	31,835	161,079	(420,714)	49,325
Total Comcast Corporation shareholders’ equity	49,356	86,635	92,726	48,439	31,835	161,079	(420,714)	49,356
Noncontrolling interests	—	—	—	—	—	440	—	440
Total equity	49,356	86,635	92,726	48,439	31,835	161,519	(420,714)	49,796
Total liabilities and equity	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$15,310	$—	$15,310
Management fee revenue	218	—	212	133	—	—	(563)	—
	218	—	212	133	—	15,310	(563)	15,310
Costs and Expenses:
Programming and production	—	—	—	—	—	4,663	—	4,663
Other operating and administrative	98	—	212	133	225	4,361	(563)	4,466
Advertising, marketing and promotion	—	—	—	—	—	1,147	—	1,147
Depreciation	7	—	—	—	—	1,559	—	1,566
Amortization	1	—	—	—	—	400	—	401
	106	—	212	133	225	12,130	(563)	12,243
Operating income (loss)	112	—	—	—	(225)	3,180	—	3,067
Other Income (Expense):
Interest expense	(376)	(3)	(78)	(33)	(120)	(43)	—	(653)
Investment income (loss), net	1	(3)	—	—	(4)	78	—	72
Equity in net income (losses) of investees, net	1,608	1,742	1,763	1,262	709	366	(7,439)	11
Other income (expense), net	(1)	—	—	—	—	74	—	73
	1,232	1,736	1,685	1,229	585	475	(7,439)	(497)
Income (loss) before income taxes	1,344	1,736	1,685	1,229	360	3,655	(7,439)	2,570
Income tax (expense) benefit	93	2	27	11	(5)	(1,053)	—	(925)
Net income (loss)	1,437	1,738	1,712	1,240	355	2,602	(7,439)	1,645
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(208)	—	(208)
Net income (loss) attributable to Comcast Corporation	$1,437	$1,738	$1,712	$1,240	$355	$2,394	$(7,439)	$1,437
Comprehensive income (loss) attributable to Comcast Corporation	$1,437	$1,738	$1,714	$1,240	$333	$2,407	$(7,432)	$1,437

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$14,878	$—	$14,878
Management fee revenue	204	—	200	125	—	—	(529)	—
	204	—	200	125	—	14,878	(529)	14,878
Costs and Expenses:
Programming and production	—	—	—	—	—	4,737	—	4,737
Other operating and administrative	92	—	200	125	253	4,103	(529)	4,244
Advertising, marketing and promotion	—	—	—	—	—	1,209	—	1,209
Depreciation	7	—	—	—	—	1,522	—	1,529
Amortization	1	—	—	—	—	400	—	401
	100	—	200	125	253	11,971	(529)	12,120
Operating income (loss)	104	—	—	—	(253)	2,907	—	2,758
Other Income (Expense):
Interest expense	(367)	(8)	(82)	(36)	(102)	(45)	—	(640)
Investment income (loss), net	1	—	—	—	—	91	—	92
Equity in net income (losses) of investees, net	1,394	1,504	1,543	1,049	743	388	(6,618)	3
Other income (expense), net	—	—	—	—	(1)	(15)	—	(16)
	1,028	1,496	1,461	1,013	640	419	(6,618)	(561)
Income (loss) before income taxes	1,132	1,496	1,461	1,013	387	3,326	(6,618)	2,197
Income tax (expense) benefit	92	3	29	13	(2)	(885)	—	(750)
Net income (loss)	1,224	1,499	1,490	1,026	385	2,441	(6,618)	1,447
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(223)	—	(223)
Net (income) loss attributable to Comcast Corporation	$1,224	$1,499	$1,490	$1,026	$385	$2,218	$(6,618)	$1,224
Comprehensive income (loss) attributable to Comcast Corporation	$1,227	$1,499	$1,492	$1,026	$386	$2,216	$(6,618)	$1,228

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(112)	$3	$49	$(53)	$(227)	$4,709	$—	$4,369
Investing Activities:
Net transactions with affiliates	(2,480)	(6)	1,665	53	(1,251)	2,019	—	—
Capital expenditures	—	—	—	—	—	(1,361)	—	(1,361)
Cash paid for intangible assets	—	—	—	—	—	(182)	—	(182)
Acquisition of 30 Rockefeller Plaza properties	—	—	—	—	—	(1,311)	—	(1,311)
Proceeds from sales of businesses and investments	—	—	—	—	—	74	—	74
Return of capital from investees	—	—	—	—	—	16	—	16
Purchases of investments	—	—	—	—	(1)	(87)	—	(88)
Other	—	3	—	—	(10)	96	—	89
Net cash provided by (used in) investing activities	(2,480)	(3)	1,665	53	(1,262)	(736)	—	(2,763)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	500	—	—	—	—	(9)	—	491
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(1,714)	—	(87)	(10)	—	(1,811)
Repurchases and retirements of common stock	(500)	—	—	—	—	—	—	(500)
Dividends paid	(429)	—	—	—	—	—	—	(429)
Issuances of common stock	13	—	—	—	—	—	—	13
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,547)	—	(10,747)
Distributions (to) from noncontrolling interests	—	—	—	—	—	(49)	—	(49)
Settlement of Station Venture liability					—	(602)		(602)
Other	75	—	—	—	(40)	(52)	—	(17)
Net cash provided by (used in) financing activities	2,592	—	(1,714)	—	(3,327)	(8,269)	—	(10,718)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,816)	(4,296)	—	(9,112)
Cash and cash equivalents, beginning of period	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of period	$—	$—	$—	$—	$313	$1,526	$—	$1,839

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(242)	$(9)	$53	$(77)	$(301)	$4,969	$—	$4,393
Investing Activities:
Net transactions with affiliates	1,639	9	(53)	630	742	(2,967)	—	—
Capital expenditures	(2)	—	—	—	—	(1,172)	—	(1,174)
Cash paid for intangible assets	(1)	—	—	—	—	(183)	—	(184)
Proceeds from sales of businesses and investments	—	—	—	—	—	35	—	35
Purchases of investments	—	—	—	—	(3)	(59)	—	(62)
Other	—	—	—	—	(12)	48	—	36
Net cash provided by (used in) investing activities	1,636	9	(53)	630	727	(4,298)	—	(1,349)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	(400)	(7)	—	(407)
Repurchases and repayments of debt	(563)	—	—	(553)	—	(9)	—	(1,125)
Repurchases and retirements of common stock	(750)	—	—	—	—	—	—	(750)
Dividends paid	(304)	—	—	—	—	—	—	(304)
Issuances of common stock	150	—	—	—	—	—	—	150
Distributions (to) from noncontrolling interests	—	—	—	—	—	(58)	—	(58)
Other	73	—	—	—	—	(36)	—	37
Net cash provided by (used in) financing activities	(1,394)	—	—	(553)	(400)	(110)	—	(2,457)
Increase (decrease) in cash and cash equivalents	—	—	—	—	26	561	—	587
Cash and cash equivalents, beginning of period	—	—	—	—	238	1,382	—	1,620
Cash and cash equivalents, end of period	$—	$—	$—	$—	$264	$1,943	$—	$2,207

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

Cable Communications

We are the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand and we also provide these services to businesses. As of March 31, 2013, our cable systems served 21.9 million video customers, 19.8 million high-speed Internet customers and 10.2 million voice customers and passed more than 53 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the three months ended March 31, 2013, our Cable Communications segment generated 67% of our consolidated revenue and more than 80% of our operating income before depreciation and amortization.

NBCUniversal

NBCUniversal is a leading media and entertainment company that develops, produces and distributes entertainment, news and information, sports and other content for global audiences.

Cable Networks

Our Cable Networks segment consists primarily of our national cable networks, which provide entertainment, news and information, and sports programming, our regional sports and news networks, our international cable networks, our cable television production operations, and our related digital media properties, which are primarily brand-aligned and other websites. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming.

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

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes filmed entertainment worldwide. We also develop, produce and license live stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films and the licensing and sale of our owned and acquired films. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties.

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

Significant Transactions

On March 19, 2013, we acquired GE’s 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, NBCUniversal purchased from GE certain properties it occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion.

The total consideration for these transactions consisted of $11.4 billion of cash on hand; $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through our commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which has replaced NBCUniversal’s credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. See Note 6 to our condensed consolidated financial statements for additional information on NBCUniversal Enterprise’s senior debt securities and credit facility.

Following the close of the Redemption Transaction, we control and consolidate NBCUniversal Enterprise and own all of its capital stock other than its preferred stock. NBCUniversal Enterprise’s senior debt securities and credit facility are guaranteed by us and four of our wholly owned cable holding company subsidiaries, but are not guaranteed by NBCUniversal. In March 2013, NBCUniversal became a part of our existing cross-guarantee structure. See Note 14 to our condensed consolidated financial statements for additional information on our guarantor structure.

After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties. The preferred stock pays dividends at a fixed rate of 5.25% and the holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a thirty day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following each put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our condensed consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends.

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012
Revenue	$15,310	$14,878	2.9%
Costs and Expenses:
Programming and production	4,663	4,737	(1.6)
Other operating and administrative	4,466	4,244	5.2
Advertising, marketing and promotion	1,147	1,209	(5.1)
Depreciation	1,566	1,529	2.4
Amortization	401	401	0.3
Operating income	3,067	2,758	11.2
Other income (expense) items, net	(497)	(561)	(11.5)
Income before income taxes	2,570	2,197	17.0
Income tax expense	(925)	(750)	23.3
Net income	1,645	1,447	13.7
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(208)	(223)	(6.8)
Net income attributable to Comcast Corporation	$1,437	$1,224	17.4%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue and programming and production costs decreased for the three months ended March 31, 2013 primarily due to the broadcast of the 2012 Super Bowl in February 2012. All of the revenue and operating costs and expenses associated with our broadcast of the 2012 Super Bowl are reported in our Broadcast Television segment.

Consolidated Revenue

Our Cable Communications, Cable Networks, Theme Parks and Filmed Entertainment segments accounted for substantially all of the increase in consolidated revenue for the three months ended March 31, 2013. Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

Our Cable Communications, Cable Networks and Theme Parks segments accounted for substantially all of the increase in consolidated costs and expenses, excluding depreciation and amortization (consolidated “operating costs and expenses”), for the three months ended March 31, 2013. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization increased slightly for the three months ended March 31, 2013 compared to the same period in 2012.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our condensed consolidated financial statements (see Note 13 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Reclassifications have been made to our condensed consolidated financial statements for the prior year to conform to classifications used in the current period. Revenue from certain business customers, such as hotels, restaurants and bars, is now presented in business services revenue rather than in the video revenue line item. Operating costs and expenses for our Cable Communications segment now present franchise and other regulatory fees under a new caption, and the former technical labor caption was expanded to include both technical and product support expenses; previously, franchise and other regulatory fees and product support expenses had been included under the “other” caption. Operating costs and expenses for each of our Cable Networks, Broadcast Television and Filmed Entertainment segments have been expanded to present programming and production costs, other operating and administrative costs, and advertising, marketing and promotion costs.

Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Residential:
Video	$5,113	$4,929	$184	3.7%
High-speed Internet	2,523	2,323	200	8.6
Voice	900	878	22	2.6
Business services	741	581	160	27.5
Advertising	488	475	13	2.7
Other	452	413	39	9.6
Total revenue	10,217	9,599	618	6.4
Operating costs and expenses
Programming	2,253	2,076	177	8.5
Advertising, marketing and promotion	669	636	33	5.3
Technical and product support	1,320	1,278	42	3.3
Customer service	521	501	20	4.0
Franchise and other regulatory fees	308	288	20	6.9
Other	927	865	62	7.2
Total operating costs and expenses	5,998	5,644	354	6.3
Operating income before depreciation and amortization	$4,219	$3,955	$264	6.7%

Customer Metrics

	Total Customers		Net Additional Customers
	March 31,	March 31,	Three Months Ended
(in thousands)	2013	2012	March 31, 2013
Video customers	21,935	22,294	(60)
High-speed Internet customers	19,799	18,582	433
Voice customers	10,166	9,506	211

Customer data includes residential and business customers.

Cable Communications Segment—Revenue

Our average monthly total revenue per video customer for the three months ended March 31, 2013 increased to $155 from $143 for the three months ended March 31, 2012. The increase in average monthly total revenue per video customer was primarily due to rate adjustments, an increase in the number of residential customers receiving multiple services, higher contribution from business services and declines in the total number of video customers.

Video

Video revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to rate adjustments and additional residential customers receiving higher levels of video service, which were partially offset by declines in the number of residential video customers. For the three months ended March 31, 2013, the number of video customers decreased primarily due to rate adjustments and competitive pressures in our service areas. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in the number of residential customers and rate adjustments.

Voice

Voice revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in the number of residential customers receiving multiple services.

Business Services

Business services revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in the number of business customers, and our continued expansion of services to medium-sized business customers, which include Ethernet and cellular backhaul services.

Advertising

Advertising revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to improvements in the national and regional advertising markets, offset by the absence of political advertising revenue in the current period.

Other

Other revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in franchise and other regulatory fees and revenue from other services.

Cable Communications Segment—Operating Costs and Expenses

Programming costs increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in programming license fees and fees incurred to secure rights for additional programming for our customers. Advertising, marketing and promotion expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in spending associated with the continued expansion of residential and business services and costs associated with branding and competitive marketing. Technical and product support expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in total labor and other activities.

Customer service expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in personnel and contract labor costs associated with higher levels of customer service activity. Franchise and other regulatory fees increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in video and voice revenue. Other costs and expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in activity related to business services, fees from other services and advertising sales activities.

NBCUniversal Segments Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$2,225	$2,128	$97	4.6%
Broadcast Television	1,517	1,861	(344)	(18.5)
Filmed Entertainment	1,216	1,192	24	2.0
Theme Parks	462	412	50	12.2
Headquarters, other and eliminations	(80)	(121)	41	NM
Total revenue	$5,340	$5,472	$(132)	(2.4)%
Operating income (loss) before depreciation and amortization
Cable Networks	$859	$809	$50	6.2%
Broadcast Television	(35)	(14)	(21)	(158.8)
Filmed Entertainment	69	6	63	NM
Theme Parks	173	157	16	10.3
Headquarters, other and eliminations	(113)	(145)	32	NM
Total operating income before depreciation and amortization	$953	$813	$140	17.2%

Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$1,241	$1,143	$98	8.6%
Advertising	828	807	21	2.5
Content licensing and other	156	178	(22)	(11.9)
Total revenue	2,225	2,128	97	4.6
Operating costs and expenses
Programming and production	908	887	21	2.4
Other operating and administrative	338	311	27	8.5
Advertising, marketing and promotion	120	121	(1)	(0.5)
Total operating costs and expenses	1,366	1,319	47	3.6
Operating income before depreciation and amortization	$859	$809	$50	6.2%

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 due to increases in distribution revenue and advertising revenue, partially offset by a decrease in content licensing and other revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements, and the increase in advertising revenue was primarily due to increases in the price and volume of advertising units sold, partially offset by declines in audience ratings at certain of our cable networks. The decrease in content licensing and other revenue was primarily due to a reduction in the licensing of our owned content at certain of our cable networks.

For the three months ended March 31, 2013 and 2012, 14% and 13%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to continued investment in original programming at certain of our cable networks, partially offset by lower sports programming costs in the current period. The increase in other operating and administrative costs was primarily associated with higher employee benefit costs.

Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$952	$1,273	$(321)	(25.2)%
Content licensing	397	457	(60)	(13.1)
Other	168	131	37	28.4
Total revenue	1,517	1,861	(344)	(18.5)
Operating costs and expenses
Programming and production	1,160	1,495	(335)	(22.4)
Other operating and administrative	292	283	9	3.4
Advertising, marketing and promotion	100	97	3	3.7
Total operating costs and expenses	1,552	1,875	(323)	(17.2)
Operating income (loss) before depreciation and amortization	$(35)	$(14)	$(21)	(158.8)%

Broadcast Television Segment—Revenue

Our Broadcast Television revenue decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the broadcast of the NFL’s 2012 Super Bowl in the prior year period. Excluding $259 million of revenue associated with the broadcast of the Super Bowl in the prior year period, Broadcast Television revenue decreased 5.3% primarily due to lower advertising revenue related to a decline in audience ratings and a decrease in content licensing revenue, which was primarily due to the timing of licensing agreements. These decreases were partially offset by an increase in other revenue generated from fees collected under our retransmission consent agreements.

For the three months ended March 31, 2013 and 2012, $35 million and $17 million, respectively, of our content licensing revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to the broadcast of the 2012 Super Bowl in the prior year period. Excluding the impact of the Super Bowl broadcast in the prior year period, operating costs and expenses decreased primarily due to lower programming and production costs as a result of the timing of the airing of certain primetime shows compared to the same period in the prior year.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$313	$301	$12	3.9%
Content licensing	438	401	37	9.2
Home entertainment	371	380	(9)	(2.2)
Other	94	110	(16)	(15.4)
Total revenue	1,216	1,192	24	2.0
Operating costs and expenses
Programming and production	698	642	56	8.7
Other operating and administrative	168	161	7	4.1
Advertising, marketing and promotion	281	383	(102)	(26.6)
Total operating costs and expenses	1,147	1,186	(39)	(3.3)
Operating income before depreciation and amortization	$69	$6	$63	NM

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased slightly for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in content licensing revenue and the continued strong box office performance of Les Miserables, as well as our current quarter releases of Identity Thief and Mama, partially offset by a decrease in other revenue. The increase in content licensing revenue was primarily due to our successful 2012 theatrical releases that were made available to licensees in the current period.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower advertising, marketing and promotion expenses partially offset by an increase in programming and production costs. The decrease in advertising, marketing and promotion expenses was primarily due to fewer theatrical releases in the current period as compared to 2012. The increase in programming and production costs was primarily due to higher amortization of film costs, including films in production.

Theme Parks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$462	$412	$50	12.2%
Operating costs and expenses	289	255	34	13.3
Operating income before depreciation and amortization	$173	$157	$16	10.3%

Theme Parks Segment—Revenue

Theme Parks segment revenue increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to higher guest attendance at our Orlando and Hollywood theme parks, which included the benefit from the timing of holidays in the current year period, as well as increases in per capita spending.

Theme Parks Segment—Operating Costs and Expenses

Theme Parks segment operating costs and expenses increased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to additional costs at our Orlando and Hollywood theme parks associated with the increases in attendance and per capita spending, as well as an increase in costs to support new attractions.

Headquarters, Other and Eliminations

Operating income before depreciation and amortization for headquarters, other and eliminations decreased for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to lower employee benefit costs.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended March 31
(in millions)	2013	2012
Interest expense	$(653)	$(640)
Investment income (loss), net	72	92
Equity in net income (losses) of investees, net	11	3
Other income (expense), net	73	(16)
Total	$(497)	$(561)

Interest Expense

Interest expense increased slightly for the three months ended March 31, 2013 compared to the same period in 2012 primarily due to an increase in our debt outstanding.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2013 and 2012 are presented in a table in Note 5 to our condensed consolidated financial statements.

Other Income (Expense), Net

The change in other income (expense), net for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to the gain recognized on our sale of wireless communications spectrum licenses in January 2013.

Consolidated Income Tax Expense

Income tax expense for the three months ended March 31, 2013 and 2012 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, uncertain tax positions and until the closing of the Redemption Transaction in March 2013, foreign income taxes and the partnership structure of NBCUniversal Holdings. We expect our 2013 annual effective tax rate to be in the range of 35% to 40%, absent changes in tax laws or significant changes in uncertain tax positions.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decrease in net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock for the three months ended March 31, 2013 was primarily due to our acquisition of GE’s 49% common equity interest in NBCUniversal Holdings.

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

On March 27, 2013, we, four of our wholly owned cable holding company subsidiaries (the “cable guarantors”) and NBCUniversal entered into a series of agreements and supplemental indentures to include NBCUniversal as part of our existing cross-guarantee structure. As members of the cross-guarantee structure, we and the cable guarantors fully and unconditionally guarantee NBCUniversal’s public debt securities, and NBCUniversal fully and unconditionally guarantees all of our and the cable guarantors’ public debt securities, as well as our revolving credit facility.

We and the cable guarantors also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion of senior notes and its $1.35 billion credit facility due March 2018. NBCUniversal does not guarantee the NBCUniversal Enterprise senior notes or credit facility.

We anticipate that we will continue to use a substantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities and to return capital to shareholders.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2013	2012
Operating income	$3,067	$2,758
Depreciation and amortization	1,967	1,930
Operating income before depreciation and amortization	5,034	4,688
Noncash share-based compensation	102	89
Changes in operating assets and liabilities	369	346
Cash basis operating income	5,505	5,123
Payments of interest	(617)	(614)
Payments of income taxes	(461)	(118)
Proceeds from investments and other	36	75
Excess tax benefits under share-based compensation	(94)	(73)
Net cash provided by operating activities	$4,369	$4,393

The changes in operating assets and liabilities for the three months ended March 31, 2013 compared to the same period in 2012 were primarily related to the timing of receipts for our accounts receivables and a decrease in film and television costs, partially offset by the timing of payments for our monetization program and other operating items.

The increase in interest payments for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to our debt borrowings, offset by the repayment and redemption of certain of our debt obligations.

The increase in income tax payments for the three months ended March 31, 2013 compared to the same period in 2012 was primarily due to tax payments made in 2013 that related to 2012.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2013 consisted primarily of cash paid for capital expenditures, NBCUniversal’s acquisition of the 30 Rockefeller Plaza properties, cash paid for intangible assets and the purchase of investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2013 consisted primarily of our acquisition of GE’s 49% common equity interest in NBCUniversal Holdings, repayments of debt, the effective settlement of our Station Venture liability, repurchases of our common stock and dividend payments, offset by proceeds from long-term borrowings and proceeds from short-term borrowings, net of repayments.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

See Note 6 to our condensed consolidated financial statements for additional information on the long-term debt incurred in connection with the Redemption Transaction, including the debt issued by NBCUniversal Enterprise, which we now consolidate.

Available Borrowings Under Credit Facilities

We also maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. On March 19, 2013, NBCUniversal Enterprise amended and restated the existing credit agreement of NBCUniversal to, among other things, substitute NBCUniversal Enterprise for NBCUniversal as the sole borrower and revise the borrowing capacity of the facility from $1.5 billion to $1.35 billion, extend the term of the facility to March 2018 and revise the interest rate on borrowings. The interest rate on the credit facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of March 31, 2013, the interest rate on this credit facility was 1.28%. Following the amendments to this credit agreement, NBCUniversal’s commercial paper program was terminated.

As of March 31, 2013, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and undrawn letters of credit, was $5.5 billion, which included $100 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the three months ended March 31, 2013, we repurchased 13 million shares of our Class A Special common stock for $500 million.

In February 2013, our Board of Directors approved a 20% increase in our dividend to $0.78 per share on an annualized basis and approved our first quarter dividend of $0.195 per share, totaling $514 million, which was paid in April 2013. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2012 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2012 Annual Report on Form 10-K and there have been no significant changes to this information.

ITEM 4: CONTROLS AND PROCEDURES

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)), as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, our disclosure controls and procedures were effective.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 12 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings.

In addition to the matters described in Note 12, the California Attorney General and the Alameda County, California District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. We expect that these entities will seek injunctive and monetary relief. We are cooperating with the investigation. While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our Class A Special common stock repurchases under our Board-authorized share repurchase program during the three months ended March 31, 2013.

Purchase of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
January 1-31, 2013	—	$—	—	$—	$3,500,000,000
February 1-28, 2013	10,025,955	$37.40	10,025,955	$375,000,000	$3,125,000,000
March 1-31, 2013	3,259,954	$38.34	3,259,954	$125,000,000	$3,000,000,000
Total	13,285,909	$37.63	13,285,909	$500,000,000	$3,000,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase a total of $2 billion of shares during 2013, subject to market conditions.

The total number of shares purchased during the three months ended March 31, 2013 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
2.1

Transaction Agreement, dated February 12, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.).

2.2

Amendment to Transaction Agreement, dated March 19, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.)

4.1	Indenture, dated March 19, 2013, among NBCUniversal Enterprise, Inc. (f/k/a Navy Holdings, Inc.), Comcast Corporation, the Cable Guarantors party thereto, and The Bank of New York Mellon, as trustee.
4.2

Indenture, dated as of April 30, 2010, between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on May 13, 2011).

4.3	First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010.
4.4

Third Supplemental Indenture, dated March 27, 2013, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 and a second Supplemental Indenture dated August 31, 2009.

10.1

Amended and Restated Credit Agreement, dated as of March 19, 2013, among NBCUniversal Enterprise, Inc. (f/k/a Navy Holdings, Inc.), as Borrower, the Financial Institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto.

10.2	Second Amended and Restated Limited Liability Company Agreement of NBCUniversal, LLC, dated March 19, 2013.
10.3	Second Amended and Restated Certificate of Incorporation of NBCUniversal Enterprise, Inc. (f/k/a/ Navy Holdings, Inc.), dated March 19, 2013.
10.4	Certificate of Designations for Series A Cumulative Preferred Stock of NBCUniversal Enterprise, Inc. (f/k/a/ Navy Holdings, Inc.), dated March 19, 2013.
10.5	Amendment to Certificate of Designations for Series A Cumulative Preferred Stock of NBCUniversal Enterprise, Inc. dated March 19, 2013.
10.6*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Unit Plan.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2013, filed with the Securities and Exchange Commission on May 1, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: May 1, 2013