Form 10-Q
period 2013-06-30
COMCAST CORP
filed 2013-07-31
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2013

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

Yes ☐ No ☒

As of June 30, 2013, there were 2,133,605,012 shares of our Class A common stock, 481,862,157 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2013. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal Media, LLC (“NBCUniversal”), as “we,” “us” and “our;” Comcast Cable Communications, LLC and its subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,389	$10,951
Investments	3,765	1,464
Receivables, net	5,507	5,521
Programming rights	859	909
Other current assets	1,215	1,146
Total current assets	12,735	19,991
Film and television costs	4,340	5,054
Investments	5,299	6,325
Property and equipment, net of accumulated depreciation of $41,089 and $39,425	28,255	27,232
Franchise rights	59,364	59,364
Goodwill	27,075	26,985
Other intangible assets, net of accumulated amortization of $8,273 and $7,662	17,440	17,840
Other noncurrent assets, net	2,311	2,180
Total assets	$156,819	$164,971

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,077	$6,206
Accrued participations and residuals	1,625	1,350
Deferred revenue	946	851
Accrued expenses and other current liabilities	7,419	5,931
Current portion of long-term debt	2,535	2,376
Total current liabilities	18,602	16,714
Long-term debt, less current portion	44,114	38,082
Deferred income taxes	31,303	30,110
Other noncurrent liabilities	12,461	13,271
Commitments and contingencies (Note 13)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	853	16,998
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,499,065,762 and 2,487,739,385; outstanding, 2,133,605,012 and 2,122,278,635	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 552,796,921 and 578,704,227; outstanding, 481,862,157 and 507,769,463	6	6
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,991	40,547
Retained earnings	17,509	16,280
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	77	15
Total Comcast Corporation shareholders’ equity	49,091	49,356
Noncontrolling interests	395	440
Total equity	49,486	49,796
Total liabilities and equity	$156,819	$164,971

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2013	2012	2013	2012
Revenue	$16,270	$15,211	$31,580	$30,089
Costs and Expenses:
Programming and production	4,968	4,551	9,631	9,287
Other operating and administrative	4,570	4,365	9,036	8,610
Advertising, marketing and promotion	1,307	1,291	2,454	2,500
Depreciation	1,583	1,516	3,149	3,045
Amortization	407	409	808	810
	12,835	12,132	25,078	24,252
Operating income	3,435	3,079	6,502	5,837
Other Income (Expense):
Interest expense	(636)	(625)	(1,289)	(1,265)
Investment income (loss), net	13	8	85	100
Equity in net income (losses) of investees, net	23	29	34	32
Other income (expense), net	(43)	(47)	30	(63)
	(643)	(635)	(1,140)	(1,196)
Income before income taxes	2,792	2,444	5,362	4,641
Income tax expense	(1,048)	(811)	(1,973)	(1,561)
Net income	1,744	1,633	3,389	3,080
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(10)	(285)	(218)	(508)
Net income attributable to Comcast Corporation	$1,734	$1,348	$3,171	$2,572

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.66	$0.50	$1.20	$0.95
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.65	$0.50	$1.19	$0.94
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.195	$0.1625	$0.39	$0.325

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Net income	$1,744	$1,633	$3,389	$3,080
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(59), $—, $(71) and $—	97	—	117	—
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(1), $20, $20 and $9	1	(35)	(35)	(15)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $—, $12 and $—	—	—	(23)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(1), $(10), $(28) and $(1)	2	17	48	1
Employee benefit obligations, net of deferred taxes of $(1), $1, $(2) and $1	2	(3)	3	(5)
Currency translation adjustments, net of deferred taxes of $9, $2, $14 and $2	(14)	(9)	(31)	(7)
Comprehensive income	1,832	1,603	3,468	3,054
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(10)	(285)	(218)	(508)
Other comprehensive (income) loss attributable to noncontrolling interests	—	8	9	8
Comprehensive income attributable to Comcast Corporation	$1,822	$1,326	$3,259	$2,554

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$7,685	$7,815
Investing Activities
Capital expenditures	(2,867)	(2,461)
Cash paid for intangible assets	(444)	(414)
Acquisition of 30 Rockefeller Plaza properties	(1,311)	—
Proceeds from sales of businesses and investments	91	64
Return of capital from investees	146	7
Purchases of investments	(641)	(108)
Other	66	83
Net cash provided by (used in) investing activities	(4,960)	(2,829)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	348	(554)
Proceeds from borrowings	2,933	—
Repurchases and repayments of debt	(2,195)	(1,692)
Repurchases and retirements of common stock	(1,000)	(1,500)
Dividends paid	(942)	(741)
Issuances of common stock	24	184
Purchase of NBCUniversal noncontrolling common equity interest	(10,761)	—
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(116)	(233)
Settlement of Station Venture liability	(602)	—
Other	24	31
Net cash provided by (used in) financing activities	(12,287)	(4,505)
Increase (decrease) in cash and cash equivalents	(9,562)	481
Cash and cash equivalents, beginning of period	10,951	1,620
Cash and cash equivalents, end of period	$1,389	$2,101

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2012	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655
Stock compensation plans					361	(127)				234
Repurchases and retirements of common stock			(1)		(583)	(916)				(1,500)
Employee stock purchase plans					41					41
Dividends declared						(874)				(874)
Other comprehensive income (loss)	(8)							(18)		(18)
Contributions from (distributions to) noncontrolling interests, net	(132)								(85)	(85)
Other	(44)				2				93	95
Net income (loss)	449					2,572			59	2,631
Balance, June 30, 2012	$16,279	$25	$6	$—	$40,761	$14,626	$(7,517)	$(170)	$448	$48,179
Balance, January 1, 2013	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796
Stock compensation plans					296	(212)				84
Repurchases and retirements of common stock					(296)	(704)				(1,000)
Employee stock purchase plans					49					49
Dividends declared						(1,026)				(1,026)
Other comprehensive income (loss)	(9)							88		88
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,482)			(26)		(1,508)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(12)								(84)	(84)
Other	(14)				(123)				(8)	(131)
Net income (loss)	171					3,171			47	3,218
Balance, June 30, 2013	$853	$25	$6	$—	$38,991	$17,509	$(7,517)	$77	$395	$49,486

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

Note 2: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended June 30
	2013			2012
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,734	2,631	$0.66	$1,348	2,687	$0.50
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		35			30
Diluted EPS attributable to Comcast Corporation shareholders	$1,734	2,666	$0.65	$1,348	2,717	$0.50

	Six Months Ended June 30
	2013			2012
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,171	2,633	$1.20	$2,572	2,697	$0.95
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		39			36
Diluted EPS attributable to Comcast Corporation shareholders	$3,171	2,672	$1.19	$2,572	2,733	$0.94

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

Diluted EPS for the three and six months ended June 30, 2013 excludes 18 million and 10 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and six months ended June 30, 2012, diluted EPS excluded 44 million and 35 million, respectively, of potential common shares.

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

The total consideration for these transactions consisted of $11.4 billion of cash on hand; $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through our commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which replaced NBCUniversal’s credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. See Note 7 for additional information on NBCUniversal Enterprise’s senior debt securities and credit facility.

Following the close of the Redemption Transaction, we control and consolidate NBCUniversal Enterprise and own all of its capital stock other than its preferred stock. NBCUniversal Enterprise’s senior debt securities and credit facility are guaranteed by us and four of our wholly owned cable holding company subsidiaries, but are not guaranteed by NBCUniversal. In March 2013, NBCUniversal became a part of our existing cross-guarantee structure. See Note 15 for additional information on our cross-guarantee structure.

After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties. The preferred stock pays dividends at a fixed rate of 5.25% per annum and the holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a 30 day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following each put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our condensed consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends.

We recognized an increase to our deferred tax liabilities of $1.5 billion primarily due to an increase in our financial reporting basis in the consolidated net assets of NBCUniversal Holdings in excess of the tax basis following the Redemption Transaction. In addition, our condensed consolidated balance sheet now includes certain tax liabilities of NBCUniversal Enterprise related to periods prior to our acquisition of the common stock of NBCUniversal Enterprise for which we have been indemnified by GE and have recorded a related indemnification asset. We also expect to realize additional tax benefits in the future as a result of the Redemption Transaction, which are expected to increase the amounts we have agreed to share with GE. Our expected future payments to GE are accounted for as contingent consideration. See Note 8 for additional information on the fair value of this contingent consideration as of June 30, 2013.

Because we maintained control of NBCUniversal Holdings, the difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, and the related tax impacts, were recorded to additional paid-in capital. The related tax impacts are preliminary and subject to change as we obtain the information necessary to complete our analysis.

Note 4: Film and Television Costs

(in millions)	June 30, 2013	December 31, 2012
Film Costs:
Released, less amortization	$1,442	$1,472
Completed, not released	260	99
In production and in development	389	1,048
	2,091	2,619
Television Costs:
Released, less amortization	1,130	1,124
In production and in development	270	334
	1,400	1,458
Programming rights, less amortization	1,708	1,886
	5,199	5,963
Less: Current portion of programming rights	859	909
Film and television costs	$4,340	$5,054

Note 5: Investments

(in millions)	June 30, 2013	December 31, 2012
Fair Value Method	$5,809	$4,493
Equity Method:
The Weather Channel	328	471
Other	754	693
	1,082	1,164
Cost Method:
AirTouch	1,545	1,538
Other	628	594
	2,173	2,132
Total investments	9,064	7,789
Less: Current investments	3,765	1,464
Noncurrent investments	$5,299	$6,325

Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Gains on sales and exchanges of investments, net	$3	$20	$38	$27
Investment impairment losses	(4)	(9)	(13)	(21)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	247	(28)	852	488
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(239)	20	(841)	(450)
Interest and dividend income	26	28	56	57
Other, net	(20)	(23)	(7)	(1)
Investment income (loss), net	$13	$8	$85	$100

Fair Value Method

As of June 30, 2013, the majority of our fair value method investments were equity securities held as collateral that were related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

(in millions)	June 30, 2013	December 31, 2012
Assets:
Fair value equity securities held	$4,787	$4,143
Liabilities:
Obligations under prepaid forward sale agreements	$1,142	$1,248
Derivative component of prepaid forward sale agreements	3,133	2,302
Total liabilities	$4,275	$3,550

As of June 30, 2013, our prepaid forward sale obligations had an estimated fair value of $4.3 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Clearwire

In July 2013, in connection with Sprint’s acquisition of Clearwire Corporation (“Clearwire”), Sprint acquired our investment of 89 million Class A shares of Clearwire for $443 million, which also represents the fair value of this investment as of June 30, 2013. The cumulative unrealized gain included in accumulated other comprehensive income as of June 30, 2013 associated with this investment was $443 million, and we expect to recognize this gain in our condensed consolidated statement of income in the third quarter of 2013.

Equity Method

In June 2013, NBCUniversal received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of its investment in The Weather Channel and included under the caption “return of capital from investees” in our condensed consolidated statement of cash flows.

Cost Method

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of June 30, 2013, the estimated fair values of the AirTouch preferred stock and the associated liability related to redeemable preferred shares issued by one of our consolidated subsidiaries were $1.7 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instruments.

Note 6: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2012	$12,206	$13,026	$761	$1	$982	$9	$26,985
Acquisitions	—	17	—	—	—	—	17
Adjustments	—	67	5	—	—	1	73
Balance, June 30, 2013	$12,206	$13,110	$766	$1	$982	$10	$27,075

Adjustments to goodwill during the six months ended June 30, 2013 were primarily related to an immaterial correction to the allocation of purchase price associated with the January 2011 NBCUniversal transaction.

Note 7: Long-Term Debt

Long-Term Debt Outstanding

(in millions)	Weighted-Average Interest Rate as of June 30, 2013		June 30, 2013	December 31, 2012
Commercial paper	0.330%		$350	$—
Revolving credit facilities	1.273%		1,250	—
Senior notes with maturities of 5 years or less	4.758%		15,358	12,991
Senior notes with maturities between 6 and 10 years	4.558%		11,534	10,334
Senior notes with maturities greater than 10 years	5.999%		17,923	16,801
Other, including capital lease obligations	—		234	332
Total debt	4.90	%(a)	46,649	40,458
Less: Current portion			2,535	2,376
Long-term debt			$44,114	$38,082

(a)	Includes the effects of our derivative financial instruments.

As of June 30, 2013, our debt had an estimated fair value of $51.6 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Redemption Transaction

The Redemption Transaction resulted in the consolidation of an additional $4 billion aggregate principal amount of senior notes issued by NBCUniversal Enterprise and $1.25 billion of borrowings under the NBCUniversal Enterprise credit facility. The total consideration for the Redemption Transaction also included $750 million of cash funded through our commercial paper program.

The NBCUniversal Enterprise senior notes are comprised of $1.1 billion aggregate principal amount of 1.662% senior notes due 2018, $1.5 billion aggregate principal amount of 1.974% senior notes due 2019, $700 million aggregate principal amount of floating rate senior notes due 2016 and $700 million aggregate principal amount of floating rate senior notes due 2018. The floating rate senior notes due 2016 and 2018 accrue interest for each quarterly interest period at a rate equal to the three-month London Interbank Offered Rate (“LIBOR”) plus 0.537% and 0.685%, respectively.

On March 19, 2013, NBCUniversal Enterprise amended and restated the existing credit agreement of NBCUniversal to, among other things, substitute NBCUniversal Enterprise for NBCUniversal as the sole borrower, reduce the borrowing capacity of the facility from $1.5 billion to $1.35 billion, extend the term of the facility to March 2018 and revise the interest rate on borrowings. The interest rate on the credit facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of June 30, 2013, the interest rate was 1.273%.

Debt Borrowings

In January 2013, we issued $750 million aggregate principal amount of 2.850% senior notes due 2023, $1.7 billion aggregate principal amount of 4.250% senior notes due 2033 and $500 million aggregate principal amount of 4.500% senior notes due 2043.

Commercial Paper Program

During the six months ended June 30, 2013, borrowings, net of repayments of commercial paper under our commercial paper program, were $350 million. Following the amendments to the NBCUniversal credit agreement, NBCUniversal’s commercial paper program was terminated.

Revolving Credit Facilities

As of June 30, 2013, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $5.7 billion, which included $100 million available under NBCUniversal Enterprise’s credit facility.

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

Recurring Fair Value Measures

	Fair Value as of
	June 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$5,092	$—	$—	$5,092	$4,027
Available-for-sale securities	596	103	18	717	464
Interest rate swap agreements	—	140	—	140	210
Other	—	18	—	18	38
Total	$5,688	$261	$18	$5,967	$4,739

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$3,133	$—	$3,133	$2,305
Contractual obligations	—	—	1,105	1,105	1,055
Contingent consideration	—	—	689	689	587
Other	—	46	—	46	14
Total	$—	$3,179	$1,794	$4,973	$3,961

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

In May 2013, we entered into an agreement with the counterparty to one of NBCUniversal’s contractual obligations under which, among other things, we will acquire the counterparty’s interests in the related contract. We expect the transaction to close in the fourth quarter of 2013 and following the close of the transaction, the liability associated with this contractual obligation will no longer be recorded on our consolidated balance sheet. The fair value of this contractual obligation as of June 30, 2013 was $383 million.

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2012	$1,055	$587
Fair value adjustments	91	16
Payments	(41)	(85)
Redemption Transaction	—	171
Balance, June 30, 2013	$1,105	$689

Nonrecurring Fair Value Measures

We have assets and liabilities that we are required to record at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film production costs of $113 million and $64 million were recorded during the six months ended June 30, 2013 and 2012, respectively.

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

We acquired GE’s 49% common equity interest in NBCUniversal Holdings, which had previously been presented as a redeemable noncontrolling interest in our condensed consolidated balance sheet. See Note 3 for additional information on the Redemption Transaction. The difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, as well as the related tax impacts, were recorded to additional paid-in capital. The table below includes the impact of the transaction on our changes in equity.

Changes in Equity

	Six Months Ended June 30
(in millions)	2013	2012
Net income attributable to Comcast Corporation	$3,171	$2,572
Transfers from (to) noncontrolling interests:
Decrease in Comcast Corporation additional paid-in capital resulting from the purchase of GE’s redeemable noncontrolling common equity interest	(1,482)	—
Other	(1)	2
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$1,688	$2,574

Note 10: Share-Based Compensation

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Stock options	$36	$38	$68	$67
Restricted share units	48	41	86	76
Employee stock purchase plans	5	3	11	8
Total	$89	$82	$165	$151

As of June 30, 2013, we had unrecognized pretax compensation expense of $384 million and $445 million related to nonvested stock options and nonvested RSUs, respectively.

Note 11: Supplemental Financial Information

Receivables

(in millions)	June 30, 2013	December 31, 2012
Receivables, gross	$5,958	$6,026
Less: Allowance for returns and customer incentives	250	307
Less: Allowance for doubtful accounts	201	198
Receivables, net	$5,507	$5,521

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2013	June 30, 2012
Unrealized gains (losses) on marketable securities	$277	$22
Deferred gains (losses) on cash flow hedges	(54)	(125)
Unrecognized gains (losses) on employee benefit obligations	(107)	(59)
Cumulative translation adjustments	(39)	(8)
Accumulated other comprehensive income (loss), net of deferred taxes	$77	$(170)

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2013	2012
Net income	$3,389	$3,080
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,957	3,855
Amortization of film and television costs	4,080	4,156
Share-based compensation	213	189
Noncash interest expense (income), net	81	105
Equity in net (income) losses of investees, net	(34)	(32)
Cash received from investees	72	142
Net (gain) loss on investment activity and other	(91)	(27)
Deferred income taxes	87	41
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	58	(16)
Change in film and television costs	(3,330)	(4,177)
Change in accounts payable and accrued expenses related to trade creditors	(87)	111
Change in other operating assets and liabilities	(710)	388
Net cash provided by operating activities	$7,685	$7,815

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Interest	$515	$544	$1,132	$1,158
Income taxes	$1,761	$904	$2,222	$1,022

Noncash Investing and Financing Activities

During the six months ended June 30, 2013:

•

we acquired GE’s 49% common equity interest in NBCUniversal Holdings for total consideration of $16.7 billion, which included noncash consideration of $6 billion from the consolidation of NBCUniversal Enterprise that was comprised of $4 billion aggregate principal amount of senior notes, $1.25 billion of borrowings under its credit facility and $725 million aggregate liquidation preference of its Series A cumulative preferred stock (see Note 3 for additional information on the Redemption Transaction)

•	we acquired $573 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $512 million for a quarterly cash dividend of $0.195 per common share paid in July 2013

Note 12: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of June 30, 2013 and December 31, 2012.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our condensed consolidated balance sheet as of June 30, 2013 and December 31, 2012. The servicing fees are recorded as a component of other income (expense), net.

The net cash payments on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $178 million and $223 million for the six months ended June 30, 2013 and 2012, respectively. The receivables monetization program did not have a material effect on our condensed consolidated statement of income for the periods presented.

Receivables Monetized and Deferred Consideration

(in millions)	June 30, 2013	December 31, 2012
Monetized receivables sold	$749	$791
Deferred consideration	$252	$274

In addition to the amounts presented above, we had $730 million and $882 million payable to our monetization programs as of June 30, 2013 and December 31, 2012, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 13: Commitments and Contingencies

Commitments

Station Venture

NBCUniversal previously held an equity interest in Station Venture Holdings, LLC (“Station Venture”), a nonconsolidated variable interest entity, and the remaining equity interests in Station Venture were held by LIN TV, Corp. Station Venture was the obligor on an $816 million senior secured note (the “Station Venture note”) that was due in 2023 to General Electric Capital Corporation (“GECC”) as servicer. The Station Venture note, among other things, was collateralized by substantially all of the assets of Station Venture and Station Venture Operations, LP (“Station LP”). Station LP was a less than wholly owned consolidated subsidiary of NBCUniversal. In connection with the acquisition of our controlling interest in NBCUniversal Holdings on January 28, 2011, a liability of $482 million was recorded to noncurrent liabilities in our allocation of purchase price, which represented the fair value of the net assets of Station LP. In February 2013, we closed our agreement with GE, GECC and LIN TV under which, among other things, NBCUniversal purchased the Station Venture note from GECC for $602 million, representing the agreed upon fair value of the assets of Station LP. As of the closing date of the transaction, the $482 million recorded liability was effectively settled, and Station Venture and Station LP became wholly owned subsidiaries of NBCUniversal. We now consolidate Station Venture, and the Station Venture note is eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to additional paid-in capital.

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. In April 2012, the District Court issued a decision dismissing some of the plaintiffs’ claims, but allowing two claims to proceed to trial. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in September 2012, the trial court stayed all proceedings pending resolution of the Supreme Court appeal. In March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit. The matter has been returned to the District Court for action consistent with the Supreme Court’s opinion.

In addition, we are the defendant in 22 purported class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multidistrict litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama. In September 2010, the plaintiffs filed an amended complaint alleging violations of additional state antitrust laws and unfair/deceptive trade practices acts on behalf of new subclasses in Connecticut, Florida, Minnesota, Missouri, New Jersey, New Mexico and West Virginia. In the amended complaint, plaintiffs omitted their unjust enrichment claim, as well as their state law claims on behalf of the Alabama, Illinois and Pennsylvania subclasses. In June 2011, the plaintiffs filed another amended complaint alleging only violations of Section 1 of the Sherman Antitrust Act, antitrust law in Washington and unfair/deceptive trade practices acts in California and Washington. The plaintiffs seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California and Washington. In July 2011, we moved to compel arbitration of most of the plaintiffs’ claims and to stay the remaining claims pending arbitration. The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of digital cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multidistrict litigation described above. In June 2013, a comprehensive settlement agreement for all 23 cases was submitted to the District Court for preliminary approval. Regardless of whether this settlement agreement is approved, we do not expect these cases to have a material effect on our results of operations, cash flows or financial position.

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

Other

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions. We are also subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our results of operations, cash flows, or financial position, any litigation resulting from any such legal proceedings or claims could be time consuming, costly and injure our reputation.

Note 14: Financial Data by Business Segment

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

	Three Months Ended June 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,467	$4,335	$1,623	$2,712	$1,240
NBCUniversal
Cable Networks	2,413	860	182	678	24
Broadcast Television	1,732	206	26	180	9
Filmed Entertainment	1,388	33	3	30	1
Theme Parks	546	231	73	158	147
Headquarters and Other(b)	9	(137)	65	(202)	79
Eliminations(c)	(93)	(2)	—	(2)	—
NBCUniversal	5,995	1,191	349	842	260
Corporate and Other	136	(119)	17	(136)	6
Eliminations(c)	(328)	18	1	17	—
Comcast Consolidated	$16,270	$5,425	$1,990	$3,435	$1,506

	Three Months Ended June 30, 2012
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,897	$4,101	$1,593	$2,508	$1,124
NBCUniversal
Cable Networks	2,240	790	182	608	22
Broadcast Television	1,552	194	22	172	11
Filmed Entertainment	1,231	(83)	4	(87)	3
Theme Parks	539	235	63	172	52
Headquarters and Other(b)	11	(155)	48	(203)	68
Eliminations(c)	(69)	1	1	—	—
NBCUniversal	5,504	982	320	662	156
Corporate and Other	130	(90)	16	(106)	7
Eliminations(c)	(320)	11	(4)	15	—
Comcast Consolidated	$15,211	$5,004	$1,925	$3,079	$1,287

	Six Months Ended June 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$20,684	$8,554	$3,231	$5,323	$2,334
NBCUniversal
Cable Networks	4,638	1,719	366	1,353	48
Broadcast Television	3,249	171	51	120	17
Filmed Entertainment	2,604	102	7	95	3
Theme Parks	1,008	404	145	259	285
Headquarters and Other(b)	18	(249)	124	(373)	170
Eliminations(c)	(182)	(3)	—	(3)	—
NBCUniversal	11,335	2,144	693	1,451	523
Corporate and Other	298	(202)	32	(234)	10
Eliminations(c)	(737)	(37)	1	(38)	—
Comcast Consolidated	$31,580	$10,459	$3,957	$6,502	$2,867

	Six Months Ended June 30, 2012
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$19,496	$8,056	$3,195	$4,861	$2,180
NBCUniversal
Cable Networks	4,368	1,599	358	1,241	31
Broadcast Television	3,413	180	45	135	19
Filmed Entertainment	2,423	(77)	8	(85)	4
Theme Parks	951	392	125	267	99
Headquarters and Other(b)	23	(301)	96	(397)	114
Eliminations(c)	(202)	2	—	2	—
NBCUniversal	10,976	1,795	632	1,163	267
Corporate and Other	304	(154)	30	(184)	14
Eliminations(c)	(687)	(5)	(2)	(3)	—
Comcast Consolidated	$30,089	$9,692	$3,855	$5,837	$2,461

(a)	For the three and six months ended June 30, 2013 and 2012, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Residential:
Video	49.4%	50.9%	49.7%	51.1%
High-speed Internet	24.5%	24.0%	24.6%	24.1%
Voice	8.7%	9.0%	8.8%	9.1%
Business services	7.5%	6.3%	7.4%	6.2%
Advertising	5.3%	5.6%	5.1%	5.3%
Other	4.6%	4.2%	4.4%	4.2%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. Beginning in 2013, revenue from certain business customers, such as hotels, restaurants and bars, is presented in business services revenue rather than in the video revenue line item. Reclassifications have been made for the prior year to conform to this presentation.

For the three and six months ended June 30, 2013, 2.8% and 2.9%, respectively, of Cable Communications revenue was derived from franchise and other regulatory fees. For both the three and six months ended June 30, 2012, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)	NBCUniversal Headquarters and Other activities included costs associated with overhead, personnel costs and headquarter initiatives.

(c)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•

our Cable Networks and Broadcast Television segments generate revenue by selling programming to our Cable Communications segment, which represents the substantial majority of the transactions among our segments

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

Note 15: Condensed Consolidating Financial Information

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

Condensed Consolidating Balance Sheet

June 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$351	$1,038	$—	$1,389
Investments	—	—	—	—	—	3,765	—	3,765
Receivables, net	—	—	—	—	—	5,507	—	5,507
Programming rights	—	—	—	—	—	859	—	859
Other current assets	237	—	2	2	58	916	—	1,215
Total current assets	237	—	2	2	409	12,085	—	12,735
Film and television costs	—	—	—	—	—	4,340	—	4,340
Investments	8	—	—	—	381	4,910	—	5,299
Investments in and amounts due from subsidiaries eliminated upon consolidation	77,490	93,560	98,253	52,060	40,426	80,780	(442,569)	—
Property and equipment, net	229	—	—	—	—	28,026	—	28,255
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,075	—	27,075
Other intangible assets, net	10	—	—	—	—	17,430	—	17,440
Other noncurrent assets, net	1,023	145	—	—	108	1,911	(876)	2,311
Total assets	$78,997	$93,705	$98,255	$52,062	$41,324	$235,921	$(443,445)	$156,819

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$11	$—	$—	$—	$—	$6,066	$—	$6,077
Accrued participations and residuals	—	—	—	—	—	1,625	—	1,625
Accrued expenses and other current liabilities	1,421	266	162	54	276	6,186	—	8,365
Current portion of long-term debt	1,371	—	—	239	904	21	—	2,535
Total current liabilities	2,803	266	162	293	1,180	13,898	—	18,602
Long-term debt, less current portion	25,096	113	1,827	1,509	10,225	5,344	—	44,114
Deferred income taxes	—	769	—	—	76	31,193	(735)	31,303
Other noncurrent liabilities	2,007	—	—	—	990	9,605	(141)	12,461
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	853	—	853
Equity:
Common stock	31	—	—	—	—	—	—	31
Other shareholders’ equity	49,060	92,557	96,266	50,260	28,853	174,633	(442,569)	49,060
Total Comcast Corporation shareholders’ equity	49,091	92,557	96,266	50,260	28,853	174,633	(442,569)	49,091
Noncontrolling interests	—	—	—	—	—	395	—	395
Total equity	49,091	92,557	96,266	50,260	28,853	175,028	(442,569)	49,486
Total liabilities and equity	$78,997	$93,705	$98,255	$52,062	$41,324	$235,921	$(443,445)	$156,819

Condensed Consolidating Balance Sheet

December 31, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,129	$5,822	$—	$10,951
Investments	—	—	—	—	—	1,464	—	1,464
Receivables, net	—	—	—	—	3	5,518	—	5,521
Programming rights	—	—	—	—	—	909	—	909
Other current assets	233	—	14	4	51	844	—	1,146
Total current assets	233	—	14	4	5,183	14,557	—	19,991
Film and television costs	—	—	—	—	—	5,054	—	5,054
Investments	—	—	—	—	529	5,796	—	6,325
Investments in and amounts due from subsidiaries eliminated upon consolidation	74,227	87,630	96,853	50,242	38,464	73,298	(420,714)	—
Property and equipment, net	242	—	—	—	—	26,990	—	27,232
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	26,985	—	26,985
Other intangible assets, net	12	—	—	—	—	17,828	—	17,840
Other noncurrent assets, net	1,130	147	1	—	152	1,650	(900)	2,180
Total assets	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$6,198	$—	$6,206
Accrued participations and residuals	—	—	—	—	—	1,350	—	1,350
Accrued expenses and other current liabilities	1,290	275	210	54	263	4,690	—	6,782
Current portion of long-term debt	—	—	2,105	241	7	23	—	2,376
Total current liabilities	1,298	275	2,315	295	270	12,261	—	16,714
Long-term debt, less current portion	23,306	113	1,827	1,512	11,219	105	—	38,082
Deferred income taxes	—	754	—	—	78	30,035	(757)	30,110
Other noncurrent liabilities	1,884	—	—	—	926	10,604	(143)	13,271
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	16,998	—	16,998
Equity:
Common stock	31	—	—	—	—	—	—	31
Other shareholders’ equity	49,325	86,635	92,726	48,439	31,835	161,079	(420,714)	49,325
Total Comcast Corporation shareholders’ equity	49,356	86,635	92,726	48,439	31,835	161,079	(420,714)	49,356
Noncontrolling interests	—	—	—	—	—	440	—	440
Total equity	49,356	86,635	92,726	48,439	31,835	161,519	(420,714)	49,796
Total liabilities and equity	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,270	$—	$16,270
Management fee revenue	225	—	219	137	—	—	(581)	—
	225	—	219	137	—	16,270	(581)	16,270
Costs and Expenses:
Programming and production	—	—	—	—	—	4,968	—	4,968
Other operating and administrative	101	—	219	137	205	4,489	(581)	4,570
Advertising, marketing and promotion	—	—	—	—	—	1,307	—	1,307
Depreciation	8	—	—	—	—	1,575	—	1,583
Amortization	2	—	—	—	—	405	—	407
	111	—	219	137	205	12,744	(581)	12,835
Operating income (loss)	114	—	—	—	(205)	3,526	—	3,435
Other Income (Expense):
Interest expense	(383)	(2)	(46)	(33)	(123)	(49)	—	(636)
Investment income (loss), net	1	6	—	—	5	1	—	13
Equity in net income
(losses) of investees, net	1,910	1,909	1,835	1,349	951	646	(8,577)	23
Other income (expense), net	(1)	—	2	—	—	(44)	—	(43)
	1,527	1,913	1,791	1,316	833	554	(8,577)	(643)
Income (loss) before income taxes	1,641	1,913	1,791	1,316	628	4,080	(8,577)	2,792
Income tax (expense) benefit	93	(1)	16	12	(5)	(1,163)	—	(1,048)
Net income (loss)	1,734	1,912	1,807	1,328	623	2,917	(8,577)	1,744
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(10)	—	(10)
Net income (loss) attributable to Comcast Corporation	$1,734	$1,912	$1,807	$1,328	$623	$2,907	$(8,577)	$1,734
Comprehensive income (loss) attributable to Comcast Corporation	$1,822	$1,905	$1,808	$1,328	$599	$3,007	$(8,647)	$1,822

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$15,211	$—	$15,211
Management fee revenue	210	—	205	127	—	—	(542)	—
	210	—	205	127	—	15,211	(542)	15,211
Costs and Expenses:
Programming and production	—	—	—	—	—	4,551	—	4,551
Other operating and administrative	99	—	205	127	222	4,254	(542)	4,365
Advertising, marketing and promotion	—	—	—	—	—	1,291	—	1,291
Depreciation	8	—	—	—	—	1,508	—	1,516
Amortization	1	—	—	—	—	408	—	409
	108	—	205	127	222	12,012	(542)	12,132
Operating income (loss)	102	—	—	—	(222)	3,199	—	3,079
Other Income (Expense):
Interest expense	(354)	(8)	(83)	(33)	(105)	(42)	—	(625)
Investment income (loss), net	2	1	—	—	—	5	—	8
Equity in net income (losses) of investees, net	1,511	1,620	1,679	1,326	841	542	(7,490)	29
Other income (expense), net	—	—	—	—	(12)	(35)	—	(47)
	1,159	1,613	1,596	1,293	724	470	(7,490)	(635)
Income (loss) before income taxes	1,261	1,613	1,596	1,293	502	3,669	(7,490)	2,444
Income tax (expense) benefit	87	2	29	11	11	(951)	—	(811)
Net income (loss)	1,348	1,615	1,625	1,304	513	2,718	(7,490)	1,633
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(285)	—	(285)
Net (income) loss attributable to Comcast Corporation	$1,348	$1,615	$1,625	$1,304	$513	$2,433	$(7,490)	$1,348
Comprehensive income (loss) attributable to Comcast Corporation	$1,326	$1,615	$1,627	$1,304	$495	$2,447	$(7,488)	$1,326

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$31,580	$—	$31,580
Management fee revenue	443	—	431	270	—	—	(1,144)	—
	443	—	431	270	—	31,580	(1,144)	31,580
Costs and Expenses:
Programming and production	—	—	—	—	—	9,631	—	9,631
Other operating and administrative	199	—	431	270	430	8,850	(1,144)	9,036
Advertising, marketing and promotion	—	—	—	—	—	2,454	—	2,454
Depreciation	15	—	—	—	—	3,134	—	3,149
Amortization	3	—	—	—	—	805	—	808
	217	—	431	270	430	24,874	(1,144)	25,078
Operating income (loss)	226	—	—	—	(430)	6,706	—	6,502
Other Income (Expense):
Interest expense	(759)	(5)	(124)	(66)	(243)	(92)	—	(1,289)
Investment income (loss), net	2	3	—	—	1	79	—	85
Equity in net income (losses) of investees, net	3,518	3,651	3,598	2,611	1,660	1,012	(16,016)	34
Other income (expense), net	(2)	—	2	—	—	30	—	30
	2,759	3,649	3,476	2,545	1,418	1,029	(16,016)	(1,140)
Income (loss) before income taxes	2,985	3,649	3,476	2,545	988	7,735	(16,016)	5,362
Income tax (expense) benefit	186	1	43	23	(10)	(2,216)	—	(1,973)
Net income (loss)	3,171	3,650	3,519	2,568	978	5,519	(16,016)	3,389
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(218)	—	(218)
Net income (loss) attributable to Comcast Corporation	$3,171	$3,650	$3,519	$2,568	$978	$5,301	$(16,016)	$3,171
Comprehensive income (loss) attributable to Comcast Corporation	$3,259	$3,643	$3,522	$2,568	$932	$5,414	$(16,079)	$3,259

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$30,089	$—	$30,089
Management fee revenue	414	—	405	252	—	—	(1,071)	—
	414	—	405	252	—	30,089	(1,071)	30,089
Costs and Expenses:
Programming and production	—	—	—	—	—	9,287	—	9,287
Other operating and administrative	191	—	405	252	475	8,358	(1,071)	8,610
Advertising, marketing and promotion	—	—	—	—	—	2,500	—	2,500
Depreciation	15	—	—	—	—	3,030	—	3,045
Amortization	2	—	—	—	—	808	—	810
	208	—	405	252	475	23,983	(1,071)	24,252
Operating income (loss)	206	—	—	—	(475)	6,106	—	5,837
Other Income (Expense):
Interest expense	(721)	(16)	(165)	(69)	(207)	(87)	—	(1,265)
Investment income (loss), net	3	1	—	—	—	96	—	100
Equity in net income (losses) of investees, net	2,905	3,124	3,222	2,375	1,584	930	(14,108)	32
Other income (expense), net	—	—	—	—	(13)	(50)	—	(63)
	2,187	3,109	3,057	2,306	1,364	889	(14,108)	(1,196)
Income (loss) before income taxes	2,393	3,109	3,057	2,306	889	6,995	(14,108)	4,641
Income tax (expense) benefit	179	5	58	24	9	(1,836)	—	(1,561)
Net income (loss)	2,572	3,114	3,115	2,330	898	5,159	(14,108)	3,080
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(508)	—	(508)
Net income (loss) attributable to Comcast Corporation	$2,572	$3,114	$3,115	$2,330	$898	$4,651	$(14,108)	$2,572
Comprehensive income (loss) attributable to Comcast Corporation	$2,554	$3,114	$3,119	$2,330	$881	$4,663	$(14,107)	$2,554

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(181)	$(8)	$(120)	$(47)	$(582)	$8,623	$—	$7,685
Investing Activities:
Net transactions with affiliates	(1,301)	8	2,217	47	(984)	13	—	—
Capital expenditures	(2)	—	—	—	—	(2,865)	—	(2,867)
Cash paid for intangible assets	(1)	—	—	—	—	(443)	—	(444)
Acquisition of 30 Rockefeller Plaza properties	—	—	—	—	—	(1,311)	—	(1,311)
Proceeds from sales of businesses and investments	—	—	—	—	—	91	—	91
Return of capital from investees	—	—	—	—	128	18	—	146
Purchases of investments	(8)	—	—	—	(2)	(631)	—	(641)
Other	—	—	—	—	(10)	76	—	66
Net cash provided by (used in) investing activities	(1,312)	8	2,217	47	(868)	(5,052)	—	(4,960)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	350	—	—	—	—	(2)	—	348
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(2,097)	—	(88)	(10)	—	(2,195)
Repurchases and retirements of common stock	(1,000)	—	—	—	—	—	—	(1,000)
Dividends paid	(942)	—	—	—	—	—	—	(942)
Issuances of common stock	24	—	—	—	—	—	—	24
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,561)	—	(10,761)
Distributions (to) from noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(116)	—	(116)
Settlement of Station Venture liability					—	(602)		(602)
Other	128	—	—	—	(40)	(64)	—	24
Net cash provided by (used in) financing activities	1,493	—	(2,097)	—	(3,328)	(8,355)	—	(12,287)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,778)	(4,784)	—	(9,562)
Cash and cash equivalents, beginning of period	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of period	$—	$—	$—	$—	$351	$1,038	$—	$1,389

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(194)	$6	$(100)	$(71)	$(739)	$8,913	$—	$7,815
Investing Activities:
Net transactions with affiliates	3,317	(6)	100	624	1,708	(5,743)	—	—
Capital expenditures	(4)	—	—	—	—	(2,457)	—	(2,461)
Cash paid for intangible assets	(4)	—	—	—	—	(410)	—	(414)
Proceeds from sales of businesses and investments	—	—	—	—	—	64	—	64
Return of capital from investees	—	—	—	—	—	7	—	7
Purchases of investments	—	—	—	—	(3)	(105)	—	(108)
Other	—	—	—	—	(12)	95	—	83
Net cash provided by (used in) investing activities	3,309	(6)	100	624	1,693	(8,549)	—	(2,829)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1)	—	—	—	(550)	(3)	—	(554)
Repurchases and repayments of debt	(1,125)	—	—	(553)	—	(14)	—	(1,692)
Repurchases and retirements of common stock	(1,500)	—	—	—	—	—	—	(1,500)
Dividends paid	(741)	—	—	—	—	—	—	(741)
Issuances of common stock	184	—	—	—	—	—	—	184
Distributions (to) from noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(233)	—	(233)
Other	68	—	—	—	—	(37)	—	31
Net cash provided by (used in) financing activities	(3,115)	—	—	(553)	(550)	(287)	—	(4,505)
Increase (decrease) in cash and cash equivalents	—	—	—	—	404	77	—	481
Cash and cash equivalents, beginning of period	—	—	—	—	238	1,382	—	1,620
Cash and cash equivalents, end of period	$—	$—	$—	$—	$642	$1,459	$—	$2,101

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

Cable Communications

We are the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand and we also provide these services to businesses. As of June 30, 2013, our cable systems served 21.8 million video customers, 20.0 million high-speed Internet customers and 10.3 million voice customers and passed more than 53 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the six months ended June 30, 2013, our Cable Communications segment generated 65% of our consolidated revenue and more than 80% of our operating income before depreciation and amortization.

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

The total consideration for these transactions consisted of $11.4 billion of cash on hand; $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through our commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which replaced NBCUniversal’s credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. See Note 7 to our condensed consolidated financial statements for additional information on NBCUniversal Enterprise’s senior debt securities and credit facility.

Following the close of the Redemption Transaction, we control and consolidate NBCUniversal Enterprise and own all of its capital stock other than its preferred stock. NBCUniversal Enterprise’s senior debt securities and credit facility are guaranteed by us and four of our wholly owned cable holding company subsidiaries, but are not guaranteed by NBCUniversal. In March 2013, NBCUniversal became a part of our existing cross-guarantee structure. See Note 15 to our condensed consolidated financial statements for additional information on our guarantor structure.

After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties. The preferred stock pays dividends at a fixed rate of 5.25% per annum and the holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a 30 day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following each put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our condensed consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends.

Consolidated Operating Results

	Three Months Ended June 30,		Increase/ (Decrease)	Six Months Ended June 30,		Increase/ (Decrease)
(in millions)	2013	2012		2013	2012
Revenue	$16,270	$15,211	7.0%	$31,580	$30,089	5.0%
Costs and Expenses:
Programming and production	4,968	4,551	9.2	9,631	9,287	3.7
Other operating and administrative	4,570	4,365	4.7	9,036	8,610	4.9
Advertising, marketing and promotion	1,307	1,291	1.2	2,454	2,500	(1.8)
Depreciation	1,583	1,516	4.5	3,149	3,045	3.4
Amortization	407	409	(1.1)	808	810	(0.4)
Operating income	3,435	3,079	11.6	6,502	5,837	11.4
Other income (expense) items, net	(643)	(635)	1.4	(1,140)	(1,196)	(4.7)
Income before income taxes	2,792	2,444	14.2	5,362	4,641	15.5
Income tax expense	(1,048)	(811)	29.3	(1,973)	(1,561)	26.4
Net income	1,744	1,633	6.8	3,389	3,080	10.0
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(10)	(285)	(96.7)	(218)	(508)	(57.2)
Net income attributable to Comcast Corporation	$1,734	$1,348	28.6%	$3,171	$2,572	23.3%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue and programming and production costs for the six months ended June 30, 2012 include amounts attributable to our broadcast of the 2012 Super Bowl. There was no such broadcast in the current year period. All of the revenue and operating costs and expenses associated with our broadcast of the 2012 Super Bowl are reported in our Broadcast Television segment.

Consolidated Revenue

Our Cable Communications, Cable Networks, Broadcast Television and Filmed Entertainment segments accounted for substantially all of the increase in consolidated revenue for the three months ended June 30, 2013. Our Cable Communications, Cable Networks, Filmed Entertainment and Theme Parks segments accounted for substantially all of the increase in consolidated revenue for the six months ended June 30, 2013, partially offset by a decrease in revenue in our Broadcast Television segment due to our broadcast of the 2012 Super Bowl in the prior year period.

Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

Our Cable Communications, Cable Networks and Broadcast Television segments accounted for substantially all of the increase in consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”), for the three months ended June 30, 2013. Our Cable Communications and Cable Networks segments accounted for substantially all of the increase in consolidated operating costs and expenses for the six months ended June 30, 2013, partially offset by lower costs in our Broadcast Television segment due to our broadcast of the 2012 Super Bowl in the prior year period.

Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization increased slightly for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increases in capital spending in our Cable Communications and Theme Parks segments, as well as depreciation associated with the properties purchased by NBCUniversal in connection with the Redemption Transaction.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our condensed consolidated financial statements (see Note 14 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Beginning in 2013, revenue from certain business customers, such as hotels, restaurants and bars, is presented in business services revenue rather than in the video revenue line item. Also beginning in 2013, operating costs and expenses for our Cable Communications segment present franchise and other regulatory fees under a new caption, and the former technical labor caption was expanded to include both technical and product support expenses; previously, franchise and other regulatory fees and product support expenses had been included under the “other” caption. The presentation of operating costs and expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments was also expanded to present programming and production costs, other operating and administrative expenses, and advertising, marketing and promotion expenses. Reclassifications have been made to the prior year to conform to classifications used in the current period.

Cable Communications Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Residential:
Video	$5,175	$5,039	$136	2.7%
High-speed Internet	2,569	2,380	189	8.0
Voice	910	889	21	2.4
Business services	788	623	165	26.4
Advertising	558	551	7	1.2
Other	467	415	52	12.3
Total revenue	10,467	9,897	570	5.8
Operating costs and expenses
Programming and production	2,280	2,109	171	8.1
Technical and product support	1,330	1,277	53	4.1
Customer service	517	490	27	5.5
Advertising, marketing and promotion	724	669	55	8.0
Franchise and other regulatory fees	311	295	16	5.5
Other	970	956	14	1.4
Total operating costs and expenses	6,132	5,796	336	5.8
Operating income before depreciation and amortization	$4,335	$4,101	$234	5.7%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Residential:
Video	$10,288	$9,968	$320	3.2%
High-speed Internet	5,092	4,703	389	8.3
Voice	1,810	1,767	43	2.5
Business services	1,529	1,204	325	26.9
Advertising	1,046	1,026	20	1.9
Other	919	828	91	10.9
Total revenue	20,684	19,496	1,188	6.1
Operating costs and expenses
Programming and production	4,533	4,185	348	8.3
Technical and product support	2,650	2,555	95	3.7
Customer service	1,038	991	47	4.7
Advertising, marketing and promotion	1,393	1,305	88	6.7
Franchise and other regulatory fees	619	583	36	6.2
Other	1,897	1,821	76	4.2
Total operating costs and expenses	12,130	11,440	690	6.0
Operating income before depreciation and amortization	$8,554	$8,056	$498	6.2%

Customer Metrics

	Total Customers		Net Additional Customers
	June 30,	June 30,	Three Months Ended	Six Months Ended
(in thousands)	2013	2012	June 30, 2013
Video customers	21,776	22,118	(159)	(219)
High-speed Internet customers	19,986	18,738	187	620
Voice customers	10,327	9,664	161	372

Customer data includes residential and business customers.

Cable Communications Segment—Revenue

Our Cable Communications segment leverages our existing cable distribution system to grow revenue by, among other things, adding new customers, encouraging existing video and high-speed Internet services customers to add new or higher tier services or subscribe to our voice services, and growing newer services, such as business services. We offer our cable services in bundles and often provide promotional incentives. We seek to balance promotional offers and rate increases with their expected effects on the number of customers and overall revenue.

Video

Video revenue increased 2.7% and 3.2% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in both periods of approximately 5% from higher rates reflecting the effects of price adjustments and customers receiving additional and higher levels of service. As of June 30, 2013, the number of customers who subscribed to our advanced services, such as HDTV and DVR services, increased 6% to approximately 12 million customers compared to the same period in prior year. In both periods, the increases in revenue were partially offset by an approximate 2% decrease due to fewer residential video customers.

For the three and six months ended June 30, 2013, the number of residential video customers decreased primarily due to competitive pressures in our service areas and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 8.0% and 8.3% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 due to increases in both periods of approximately 6% from a higher number of residential customers receiving our service and approximately 2% from higher rates reflecting the effect of price adjustments and additional customers receiving higher levels of service. Our customer base continues to grow as consumers continue to choose our high-speed Internet service and seek higher speed offerings.

Voice

Voice revenue increased 2.4% and 2.5% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases of approximately 6% and 5%, respectively, from a higher number of residential customers receiving our service through our discounted bundled offerings. This increase was partially offset in both periods by the impact of the allocation of voice revenue for our bundled customers, because revenue attributable to voice services represents a lower proportion of the bundled rate. The amounts allocated to voice revenue in the bundled rate have decreased because video and high-speed Internet rates have increased, while voice rates have remained relatively flat.

Business Services

Business services revenue increased 26.4% and 26.9% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in both periods in the number of business customers, as well as our continued expansion of services to medium-sized business customers, which include Ethernet and cellular backhaul services. Because business services is a newer offering, we believe the increase in business customers is primarily the result of our efforts to gain share from competitors.

Advertising

Advertising revenue increased 1.2% and 1.9% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to improvements in both periods in the national and regional advertising markets, partially offset by decreases in both periods of 4% and 3%, respectively, from the absence of political advertising revenue in the current year periods.

Other

Other revenue increased 12.3% and 10.9% for the three and six months ended June 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in franchise and other regulatory fees and in revenue from other services.

Cable Communications Segment—Operating Costs and Expenses

Programming costs increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increases in programming license fees and fees to secure rights for additional programming for our customers. Technical and product support expenses increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to expenses related to customer fulfillment activities and expenses related to the development, delivery and support of our products and services. Customer service expenses increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increases in total labor costs associated with increases in customer service activity. Advertising, marketing and promotion expenses increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increases in spending associated with the continued expansion of residential and business services, including X1 and our home security and automation services, and costs associated with branding and competitive marketing. Franchise and other regulatory fees increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increases in residential and business services revenue. Other costs and expenses increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to increases in other administrative costs and advertising sales activities.

NBCUniversal Segments Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$2,413	$2,240	$173	7.7%
Broadcast Television	1,732	1,552	180	11.6
Filmed Entertainment	1,388	1,231	157	12.8
Theme Parks	546	539	7	1.1
Headquarters, other and eliminations	(84)	(58)	(26)	(42.0)
Total revenue	$5,995	$5,504	$491	8.9%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$860	$790	$70	8.9%
Broadcast Television	206	194	12	6.4
Filmed Entertainment	33	(83)	116	140.4
Theme Parks	231	235	(4)	(1.6)
Headquarters, other and eliminations	(139)	(154)	15	9.1
Total operating income (loss) before depreciation and amortization	$1,191	$982	$209	21.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$4,638	$4,368	$270	6.2%
Broadcast Television	3,249	3,413	(164)	(4.8)
Filmed Entertainment	2,604	2,423	181	7.5
Theme Parks	1,008	951	57	5.9
Headquarters, other and eliminations	(164)	(179)	15	8.6
Total revenue	$11,335	$10,976	$359	3.3%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$1,719	$1,599	$120	7.5%
Broadcast Television	171	180	(9)	(5.1)
Filmed Entertainment	102	(77)	179	233.5
Theme Parks	404	392	12	3.2
Headquarters, other and eliminations	(252)	(299)	47	15.7
Total operating income (loss) before depreciation and amortization	$2,144	$1,795	$349	19.5%

Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$1,219	$1,167	$52	4.4%
Advertising	966	915	51	5.7
Content licensing and other	228	158	70	43.7
Total revenue	2,413	2,240	173	7.7
Operating costs and expenses
Programming and production	1,084	992	92	9.2
Other operating and administrative	334	320	14	4.6
Advertising, marketing and promotion	135	138	(3)	(2.2)
Total operating costs and expenses	1,553	1,450	103	7.1
Operating income before depreciation and amortization	$860	$790	$70	8.9%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$2,460	$2,310	$150	6.5%
Advertising	1,794	1,722	72	4.2
Content licensing and other	384	336	48	14.4
Total revenue	4,638	4,368	270	6.2
Operating costs and expenses
Programming and production	1,992	1,879	113	6.0
Other operating and administrative	672	631	41	6.5
Advertising, marketing and promotion	255	259	(4)	(1.4)
Total operating costs and expenses	2,919	2,769	150	5.4
Operating income before depreciation and amortization	$1,719	$1,599	$120	7.5%

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 due to increases in each of our three revenue categories. The increases in distribution revenue for both periods were primarily due to increases in the contractual rates charged under distribution agreements. Advertising revenue increased 5.7% and 4.2% for the three and six months ended June 30, 2013, respectively, due to increases in both periods of 12% and 11%, respectively, from higher prices and volume of advertising units sold, partially offset by declines in audience ratings. The increases in content licensing and other revenue were primarily due to a new licensing agreement that was entered into during the second quarter of 2013.

For the three and six months ended June 30, 2013, 12% and 13%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and six months ended June 30, 2012, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in programming and production costs associated with higher sports programming rights costs, as well as our continued investment in original programming at certain of our cable networks.

Operating costs and expenses increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to our continued investment in original programming at certain of our cable networks. The increase in other operating and administrative costs was primarily due to higher employee benefit and other administrative costs.

Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$1,267	$1,122	$145	13.0%
Content licensing	296	331	(35)	(10.9)
Other	169	99	70	70.6
Total revenue	1,732	1,552	180	11.6
Operating costs and expenses
Programming and production	1,154	1,018	136	13.3
Other operating and administrative	292	278	14	5.4
Advertising, marketing and promotion	80	62	18	26.6
Total operating costs and expenses	1,526	1,358	168	12.3
Operating income before depreciation and amortization	$206	$194	$12	6.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$2,219	$2,395	$(176)	(7.3)%
Content licensing	693	788	(95)	(12.2)
Other	337	230	107	46.7
Total revenue	3,249	3,413	(164)	(4.8)
Operating costs and expenses
Programming and production	2,314	2,513	(199)	(7.9)
Other operating and administrative	584	561	23	4.4
Advertising, marketing and promotion	180	159	21	12.8
Total operating costs and expenses	3,078	3,233	(155)	(4.8)
Operating income before depreciation and amortization	$171	$180	$(9)	(5.1)%

Broadcast Television Segment—Revenue

Our Broadcast Television revenue increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in advertising revenue and in other revenue from fees recognized under our retransmission consent agreements, partially offset by lower content licensing revenue associated with the timing of when our content was made available to licensees. Advertising revenue increased 13.0% for the three months ended June 30, 2013 primarily due to an increase of 7% from higher prices and volume of advertising units sold, as well as an increase in audience ratings in our primetime schedule, primarily from The Voice.

Our Broadcast Television revenue decreased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the broadcast of the 2012 Super Bowl in the prior year period. Excluding $259 million of revenue associated with the broadcast of the Super Bowl in the prior year period, Broadcast Television revenue increased 3% primarily due to fees recognized under our retransmission consent agreements and higher advertising revenue, partially offset by lower content licensing revenue associated with the timing of licensing agreements.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in programming and production costs associated with the timing of when certain shows in our primetime schedule were aired, as well as our continued investment in original programming.

Operating costs and expenses decreased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to the broadcast of the 2012 Super Bowl in the prior year period. Excluding the impact of the Super Bowl broadcast in the prior year period, operating costs and expenses increased primarily due to higher programming and production costs associated with our primetime schedule.

Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$553	$465	$88	19.0%
Content licensing	406	358	48	13.5
Home entertainment	339	317	22	6.9
Other	90	91	(1)	(0.7)
Total revenue	1,388	1,231	157	12.8
Operating costs and expenses
Programming and production	817	741	76	10.3
Other operating and administrative	163	138	25	19.1
Advertising, marketing and promotion	375	435	(60)	(14.0)
Total operating costs and expenses	1,355	1,314	41	3.2
Operating income (loss) before depreciation and amortization	$33	$(83)	$116	140.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$866	$766	$100	13.1%
Content licensing	844	759	85	11.3
Home entertainment	710	697	13	1.9
Other	184	201	(17)	(8.8)
Total revenue	2,604	2,423	181	7.5
Operating costs and expenses
Programming and production	1,515	1,383	132	9.6
Other operating and administrative	331	299	32	11.0
Advertising, marketing and promotion	656	818	(162)	(19.9)
Total operating costs and expenses	2,502	2,500	2	0.1
Operating income (loss) before depreciation and amortization	$102	$(77)	$179	233.5%

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in theatrical, content licensing and home entertainment revenue. The increase in theatrical revenue was primarily due to the strong performance of our current period release of Fast and Furious 6. The increase in content licensing revenue was primarily due to the international licensing of our 2012 theatrical releases. The increase in home entertainment revenue was primarily due to the continued strong performance of Les Miserables and Identity Thief.

Our Filmed Entertainment revenue increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to increases in theatrical and content licensing revenue. The increase in theatrical revenue was due to the strong performance in the current year of Fast and Furious 6, Les Miserables, Identity Thief and Mama. The increase in content licensing revenue was primarily due to our successful 2012 theatrical releases that were made available to licensees in the current period.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to higher programming and production costs and other operating and administrative expenses, partially offset by lower advertising, marketing and promotion expenses. The increase in programming and production costs was primarily due to higher amortization of film costs, including films in production. The increase in other operating and administrative expenses was primarily due to the realization of a receivable in the prior year period that was previously reserved for as uncollectible. The decrease in advertising, marketing and promotion expenses was primarily due to lower costs associated with our 2013 theatrical releases.

Operating costs and expenses remained relatively flat for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to higher amortization of film costs, including films in production, offset by lower advertising, marketing and promotion expenses associated with our 2013 theatrical releases.

Theme Parks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$546	$539	$7	1.1%
Operating costs and expenses	315	304	11	3.2
Operating income before depreciation and amortization	$231	$235	$(4)	(1.6)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$1,008	$951	$57	5.9%
Operating costs and expenses	604	559	45	7.8
Operating income before depreciation and amortization	$404	$392	$12	3.2%

Theme Parks Segment—Revenue

Our Theme Parks revenue increased slightly for the three months ended June 30, 2013 compared to the same period in 2012 primarily due to an increase in per capita spending partially offset by the timing of holidays.

Our Theme Parks revenue increased for the six months ended June 30, 2013 compared to the same period in 2012 primarily due to higher guest attendance at our Hollywood and Orlando theme parks, as well as an increase in per capita spending.

Theme Parks Segment—Operating Costs and Expenses

Theme Parks segment operating costs and expenses increased for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to additional costs at our Orlando and Hollywood theme parks associated with the corresponding increases in per capita spending and attendance, as well as an increase in costs to support new attractions.

Headquarters, Other and Eliminations

The changes in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three and six months ended June 30, 2013 compared to the same periods in 2012 were primarily due to lower facilities and other administrative expenses.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2013	2012	2013	2012
Interest expense	$(636)	$(625)	$(1,289)	$(1,265)
Investment income (loss), net	13	8	85	100
Equity in net income (losses) of investees, net	23	29	34	32
Other income (expense), net	(43)	(47)	30	(63)
Total	$(643)	$(635)	$(1,140)	$(1,196)

Interest Expense

Interest expense increased slightly for the three and six months ended June 30, 2013 compared to the same periods in 2012 primarily due to an increase in our debt outstanding, partially offset by a reduction in our average cost of debt.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2013 and 2012 are presented in a table in Note 5 to our condensed consolidated financial statements.

Other Income (Expense), Net

Other income (expense), net remained relatively flat for the three months ended June 30, 2013 compared to the same period in 2012. The change in other income (expense), net for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to the $108 million gain recognized on our sale of wireless communications spectrum licenses in January 2013.

Consolidated Income Tax Expense

Income tax expense for the three and six months ended June 30, 2013 and 2012 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, uncertain tax positions and, until the close of the Redemption Transaction in March 2013, foreign income taxes and the partnership structure of NBCUniversal Holdings. We expect our 2013 annual effective tax rate to be in the range of 35% to 40%, absent changes in tax laws or significant changes in uncertain tax positions.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decreases in net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock for the three and six months ended June 30, 2013 were primarily due to our acquisition of GE’s 49% common equity interest in NBCUniversal Holdings in March 2013.

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

See Note 15 to our condensed consolidated financial statements for additional information on our subsidiary cross-guarantee structure.

We anticipate that we will continue to use a substantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities and to return capital to shareholders.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2013	2012
Operating income	$6,502	$5,837
Depreciation and amortization	3,957	3,855
Operating income before depreciation and amortization	10,459	9,692
Noncash share-based compensation	213	189
Changes in operating assets and liabilities	418	41
Cash basis operating income	11,090	9,922
Payments of interest	(1,132)	(1,158)
Payments of income taxes	(2,222)	(1,022)
Proceeds from investments and other	96	152
Excess tax benefits under share-based compensation	(147)	(79)
Net cash provided by operating activities	$7,685	$7,815

The changes in operating assets and liabilities for the six months ended June 30, 2013 compared to the same period in 2012 were primarily related to a decrease in film and television costs, partially offset by the timing of other operating items.

The increase in income tax payments for the six months ended June 30, 2013 compared to the same period in 2012 was primarily due to tax payments made in 2013 that related to 2012, the net impact of the economic stimulus legislation, taxes associated with our investment gains and repatriation of foreign earnings in the first half of 2013, and the settlement of a tax dispute.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2013 consisted primarily of cash paid for capital expenditures, NBCUniversal’s acquisition of the 30 Rockefeller Plaza properties, the purchase of investments and cash paid for intangible assets.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2013 consisted primarily of our acquisition of GE’s 49% common equity interest in NBCUniversal Holdings, repayments of debt, repurchases of our common stock, dividend payments and the effective settlement of our Station Venture liability, primarily offset by proceeds from long-term borrowings and proceeds from short-term borrowings, net of repayments.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

See Note 7 to our condensed consolidated financial statements for additional information on the long-term debt incurred in connection with the Redemption Transaction, including the debt issued by NBCUniversal Enterprise, which we now consolidate.

Available Borrowings Under Credit Facilities

We also maintain significant availability under our lines of credit and our commercial paper program to meet our short-term liquidity requirements. On March 19, 2013, NBCUniversal Enterprise amended and restated the existing credit agreement of NBCUniversal to, among other things, substitute NBCUniversal Enterprise for NBCUniversal as the sole borrower, reduce the borrowing capacity of the facility from $1.5 billion to $1.35 billion, extend the term of the facility to March 2018 and revise the interest rate on borrowings. The interest rate on the credit facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of June 30, 2013, the interest rate was 1.273%. Following the amendments to this credit agreement, NBCUniversal’s commercial paper program was terminated.

As of June 30, 2013, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $5.7 billion, which included $100 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the six months ended June 30, 2013, we repurchased 26 million shares of our Class A Special common stock for $ 1 billion.

In February 2013, our Board of Directors approved a 20% increase in our dividend to $0.78 per share on an annualized basis. In February and May 2013, our Board of Directors approved our first and second quarter dividends of $0.195 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2013	$514	April
Three months ended June 30, 2013	$512	July

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 13 to our condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings. There have been no material developments in the matter reported in our Form 10-Q for the Quarter Ended March 31, 2013 regarding the California Attorney General and the Alameda County, California District Attorney’s investigation of certain of our waste disposal policies, procedures and practices.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2012 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our Class A Special common stock repurchases under our Board-authorized share repurchase program during the three months ended June 30, 2013.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
April 1-30, 2013	—	$—	—	$—	$3,000,000,000
May 1-31, 2013	6,333,074	$39.48	6,333,074	$250,000,000	$2,750,000,000
June 1-30, 2013	6,289,385	$39.75	6,289,385	$250,000,000	$2,500,000,000
Total	12,622,459	$39.61	12,622,459	$500,000,000	$2,500,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the six months ended June 30, 2013, we repurchased $1 billion of shares and expect to repurchase an additional $1 billion during the remainder of 2013, subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2013 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*	Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective May 14, 2013.
10.2*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 14, 2013.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2013, filed with the Securities and Exchange Commission on July 31, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: July 31, 2013