Form 10-Q
period 2013-09-30
COMCAST CORP
filed 2013-10-30
CIK 1166691

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2013

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

Yes ☐ No ☒

As of September 30, 2013, there were 2,136,124,018 shares of our Class A common stock, 469,858,896 shares of our Class A Special common stock and 9,444,375 shares of our Class B common stock outstanding.

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2013. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report. Throughout this Quarterly Report, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal Media, LLC (“NBCUniversal”), as “we,” “us” and “our;” Comcast Cable Communications, LLC and its subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

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

ITEM 1: FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2013	December 31, 2012
Assets
Current Assets:
Cash and cash equivalents	$1,603	$10,951
Investments	4,132	1,464
Receivables, net	5,501	5,521
Programming rights	959	909
Other current assets	1,212	1,146
Total current assets	13,407	19,991
Film and television costs	4,588	5,054
Investments	3,672	6,325
Property and equipment, net of accumulated depreciation of $41,816 and $39,425	28,806	27,232
Franchise rights	59,364	59,364
Goodwill	27,079	26,985
Other intangible assets, net of accumulated amortization of $8,570 and $7,662	17,334	17,840
Other noncurrent assets, net	2,345	2,180
Total assets	$156,595	$164,971

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,032	$6,206
Accrued participations and residuals	1,372	1,350
Deferred revenue	1,001	851
Accrued expenses and other current liabilities	7,924	5,931
Current portion of long-term debt	2,337	2,376
Total current liabilities	18,666	16,714
Long-term debt, less current portion	44,188	38,082
Deferred income taxes	31,261	30,110
Other noncurrent liabilities	11,493	13,271
Commitments and contingencies (Note 14)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	853	16,998
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,501,584,768 and 2,487,739,385; outstanding, 2,136,124,018 and 2,122,278,635	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 540,793,660 and 578,704,227; outstanding, 469,858,896 and 507,769,463	5	6
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,991	40,547
Retained earnings	18,324	16,280
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(110)	15
Total Comcast Corporation shareholders’ equity	49,718	49,356
Noncontrolling interests	416	440
Total equity	50,134	49,796
Total liabilities and equity	$156,595	$164,971

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2013	2012	2013	2012
Revenue	$16,151	$16,544	$47,731	$46,633
Costs and Expenses:
Programming and production	4,787	5,726	14,418	15,013
Other operating and administrative	4,751	4,580	13,787	13,190
Advertising, marketing and promotion	1,283	1,230	3,737	3,730
Depreciation	1,520	1,549	4,669	4,594
Amortization	396	411	1,204	1,221
	12,737	13,496	37,815	37,748
Operating income	3,414	3,048	9,916	8,885
Other Income (Expense):
Interest expense	(639)	(633)	(1,928)	(1,898)
Investment income (loss), net	464	70	549	170
Equity in net income (losses) of investees, net	(130)	911	(96)	943
Other income (expense), net	(310)	987	(280)	924
	(615)	1,335	(1,755)	139
Income before income taxes	2,799	4,383	8,161	9,024
Income tax expense	(1,021)	(1,405)	(2,994)	(2,966)
Net income	1,778	2,978	5,167	6,058
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(46)	(865)	(264)	(1,373)
Net income attributable to Comcast Corporation	$1,732	$2,113	$4,903	$4,685

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.66	$0.79	$1.86	$1.74
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.65	$0.78	$1.84	$1.72
Dividends declared per common share attributable to Comcast Corporation shareholders	$0.195	$0.1625	$0.585	$0.4875

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Net income	$1,778	$2,978	$5,167	$6,058
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(11), $(44), $(82) and $(44)	19	75	136	75
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(26), $(29), $(6) and $(20)	45	50	10	35
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $165, $—, $177 and $—	(278)	—	(301)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $22, $9, $(6) and $8	(38)	(15)	10	(14)
Employee benefit obligations, net of deferred taxes of $(34), $(3), $(36) and $(2)	57	11	60	6
Currency translation adjustments, net of deferred taxes of $(5), $(4), $9 and $(2)	8	17	(23)	10
Comprehensive income	1,591	3,116	5,059	6,170
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(46)	(865)	(264)	(1,373)
Other comprehensive (income) loss attributable to noncontrolling interests	—	(16)	9	(8)
Comprehensive income attributable to Comcast Corporation	$1,545	$2,235	$4,804	$4,789

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2013	2012
Net cash provided by (used in) operating activities	$11,679	$11,239
Investing Activities
Capital expenditures	(4,593)	(4,043)
Cash paid for intangible assets	(694)	(605)
Acquisitions of real estate properties	(1,705)	—
Acquisitions, net of cash acquired	(42)	(95)
Proceeds from sales of businesses and investments	655	3,095
Return of capital from investees	146	2,281
Purchases of investments	(1,177)	(191)
Other	83	68
Net cash provided by (used in) investing activities	(7,327)	510
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	395	(555)
Proceeds from borrowings	2,933	2,248
Repurchases and repayments of debt	(2,442)	(2,505)
Repurchases and retirements of common stock	(1,500)	(2,250)
Dividends paid	(1,454)	(1,176)
Issuances of common stock	35	215
Purchase of NBCUniversal noncontrolling common equity interest	(10,761)	—
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(164)	(497)
Settlement of Station Venture liability	(602)	—
Other	(140)	50
Net cash provided by (used in) financing activities	(13,700)	(4,470)
Increase (decrease) in cash and cash equivalents	(9,348)	7,279
Cash and cash equivalents, beginning of period	10,951	1,620
Cash and cash equivalents, end of period	$1,603	$8,899

See accompanying notes to condensed consolidated financial statements.

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2012	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655
Stock compensation plans					490	(169)				321
Repurchases and retirements of common stock			(1)		(842)	(1,407)				(2,250)
Employee stock purchase plans					62					62
Dividends declared						(1,306)				(1,306)
Other comprehensive income (loss)	8							104		104
Contributions from (distributions to) noncontrolling interests, net	(353)								(119)	(119)
Other	(43)				2				84	86
Net income (loss)	1,270					4,685			103	4,788
Balance, September 30, 2012	$16,896	$25	$6	$—	$40,652	$15,774	$(7,517)	$(48)	$449	$49,341
Balance, January 1, 2013	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796
Stock compensation plans					433	(255)				178
Repurchases and retirements of common stock			(1)		(432)	(1,067)				(1,500)
Employee stock purchase plans					75					75
Dividends declared						(1,537)				(1,537)
Other comprehensive income (loss)	(9)							(99)		(99)
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,482)			(26)		(1,508)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(14)								(103)	(103)
Other	(24)				(150)				(2)	(152)
Net income (loss)	183					4,903			81	4,984
Balance, September 30, 2013	$853	$25	$5	$—	$38,991	$18,324	$(7,517)	$(110)	$416	$50,134

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements filed with the SEC on Form 8-K on September 18, 2013.

Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in the current year periods.

Note 2: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended September 30
	2013			2012
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,732	2,622	$0.66	$2,113	2,668	$0.79
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		36			35
Diluted EPS attributable to Comcast Corporation shareholders	$1,732	2,658	$0.65	$2,113	2,703	$0.78

	Nine Months Ended September 30
	2013			2012
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$4,903	2,629	$1.86	$4,685	2,687	$1.74
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		39			37
Diluted EPS attributable to Comcast Corporation shareholders	$4,903	2,668	$1.84	$4,685	2,724	$1.72

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

Diluted EPS for the three and nine months ended September 30, 2013 excludes 18 million and 13 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and nine months ended September 30, 2012, diluted EPS excluded 21 million and 37 million, respectively, of potential common shares.

Note 3: Significant Transactions

Redemption Transaction

On March 19, 2013, we acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, NBCUniversal purchased from GE certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion.

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

Following the close of the Redemption Transaction, we control and consolidate NBCUniversal Enterprise and own all of its capital stock other than its preferred stock. NBCUniversal Enterprise’s senior debt securities and credit facility are guaranteed by us and four of our wholly owned cable holding company subsidiaries, but are not guaranteed by NBCUniversal. In March 2013, NBCUniversal became a part of our existing cross-guarantee structure. See Note 16 for additional information on our cross-guarantee structure.

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

We recognized an increase to our deferred tax liabilities of $1.5 billion primarily due to an increase in our financial reporting basis in the consolidated net assets of NBCUniversal Holdings in excess of the tax basis following the Redemption Transaction. In addition, our condensed consolidated balance sheet now includes certain tax liabilities of NBCUniversal Enterprise related to periods prior to our acquisition of the common stock of NBCUniversal Enterprise for which we have been indemnified by GE and have recorded a related indemnification asset. We also expect to realize additional tax benefits in the future as a result of the Redemption Transaction, which are expected to increase the amounts we have agreed to share with GE. Our expected future payments to GE are accounted for as contingent consideration. See Note 8 for additional information on the fair value of this contingent consideration as of September 30, 2013.

Because we maintained control of NBCUniversal Holdings, the difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, and the related tax impacts, were recorded to additional paid-in capital. The related tax impacts are preliminary and subject to change as we obtain the information necessary to complete our analysis.

Note 4: Film and Television Costs

(in millions)	September 30, 2013	December 31, 2012
Film Costs:
Released, less amortization	$1,439	$1,472
Completed, not released	189	99
In production and in development	394	1,048
	2,022	2,619
Television Costs:
Released, less amortization	1,144	1,124
In production and in development	321	334
	1,465	1,458
Programming rights, less amortization	2,060	1,886
	5,547	5,963
Less: Current portion of programming rights	959	909
Film and television costs	$4,588	$5,054

Note 5: Investments

(in millions)	September 30, 2013	December 31, 2012
Fair Value Method	$4,790	$4,493
Equity Method:
The Weather Channel	331	471
Other	709	693
	1,040	1,164
Cost Method:
AirTouch	1,549	1,538
Other	425	594
	1,974	2,132
Total investments	7,804	7,789
Less: Current investments	4,132	1,464
Noncurrent investments	$3,672	$6,325

Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Gains on sales and exchanges of investments, net	$445	$1	$483	$28
Investment impairment losses	(12)	(1)	(25)	(22)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	345	500	1,197	988
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(348)	(470)	(1,189)	(920)
Interest and dividend income	28	32	84	89
Other, net	6	8	(1)	7
Investment income (loss), net	$464	$70	$549	$170

Fair Value Method

As of September 30, 2013, the majority of our fair value method investments were equity securities held as collateral that were related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

(in millions)	September 30, 2013	December 31, 2012
Assets:
Fair value equity securities held as collateral	$3,555	$4,143
Liabilities:
Obligations under prepaid forward sale agreements	$799	$1,248
Derivative component of prepaid forward sale agreements	2,397	2,302
Total liabilities	$3,196	$3,550

During the nine months ended September 30, 2013, we purchased a total of $653 million of equity securities classified as trading securities and held as collateral under our prepaid forward sale agreements. We also settled obligations under certain of our prepaid forward sale agreements totaling $1.6 billion with a combination of cash on hand and $1.4 billion of equity securities. As of September 30, 2013, our remaining prepaid forward sale obligations had an estimated fair value of $3.2 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Liberty Media

In October 2013, Liberty Media Corporation (“Liberty Media”) redeemed 6.3 million shares of Liberty Media Series A common stock (“Liberty stock”) that had been held by us as collateral as of December 31, 2012 under certain of our prepaid forward sale agreements in exchange for all of the equity of a subsidiary of Liberty Media. As of September 30, 2013, the fair value of the Liberty stock was $925 million. The assets of the subsidiary of Liberty Media included cash of $417 million, Liberty Media’s interests in one of NBCUniversal’s contractual obligations and a wholly owned operating subsidiary, Leisure Arts, Inc. As of September 30, 2013, a liability of $383 million associated with NBCUniversal’s contractual obligation was included in our condensed consolidated balance sheet. Following the close of this transaction, we now consolidate the subsidiary transferred to us and the liability associated with NBCUniversal’s contractual obligation is eliminated in consolidation.

Clearwire

In July 2013, in connection with Sprint’s acquisition of Clearwire Corporation (“Clearwire”), Sprint acquired our investment of 89 million Class A shares of Clearwire for $443 million. As of the date of the acquisition by Sprint, we recognized a pretax gain of $443 million in our condensed consolidated statement of income, which represented the recognition of cumulative unrealized gains previously recorded in accumulated other comprehensive income.

Equity Method

In June 2013, NBCUniversal received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of its investment in The Weather Channel and is included under the caption “return of capital from investees” in our condensed consolidated statement of cash flows.

Cost Method

AirTouch

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of September 30, 2013, the estimated fair values of the AirTouch preferred stock and the associated liability related to the redeemable preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 6: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2012	$12,206	$13,026	$761	$1	$982	$9	$26,985
Acquisitions	—	17	1	—	—	—	18
Adjustments	—	69	6	—	—	1	76
Balance, September 30, 2013	$12,206	$13,112	$768	$1	$982	$10	$27,079

Adjustments to goodwill during the nine months ended September 30, 2013 were primarily related to an immaterial correction to the allocation of purchase price associated with the January 2011 NBCUniversal transaction, which was recorded in the second quarter of 2013.

Note 7: Long-Term Debt

Long-Term Debt Outstanding

(in millions)	Weighted-Average Interest Rate as of September 30, 2013		September 30, 2013	December 31, 2012
Commercial paper	0.290%		$400	$—
Revolving credit facilities	1.252%		1,250	—
Senior notes with maturities of 5 years or less	4.711%		15,111	12,991
Senior notes with maturities between 6 and 10 years	4.558%		11,534	10,334
Senior notes with maturities greater than 10 years	5.979%		17,985	16,801
Other, including capital lease obligations	—		245	332
Total debt	4.86	%(a)	46,525	40,458
Less: Current portion			2,337	2,376
Long-term debt			$44,188	$38,082

(a)	Includes the effects of our derivative financial instruments.

As of September 30, 2013, our debt had an estimated fair value of $51.1 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

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

On March 19, 2013, NBCUniversal Enterprise amended and restated the existing credit agreement of NBCUniversal to, among other things, substitute NBCUniversal Enterprise for NBCUniversal as the sole borrower, reduce the borrowing capacity of the facility from $1.5 billion to $1.35 billion, extend the term of the facility to March 2018 and revise the interest rate on borrowings. The interest rate on the credit facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of September 30, 2013, the interest rate was 1.252%.

Debt Borrowings

In January 2013, we issued $750 million aggregate principal amount of 2.850% senior notes due 2023, $1.7 billion aggregate principal amount of 4.250% senior notes due 2033 and $500 million aggregate principal amount of 4.500% senior notes due 2043.

Commercial Paper Program

During the nine months ended September 30, 2013, borrowings, net of repayments of commercial paper under our commercial paper program, were $400 million. Following the amendments to the NBCUniversal credit agreement, NBCUniversal’s commercial paper program was terminated.

Revolving Credit Facilities

As of September 30, 2013, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $5.7 billion, which included $100 million available under NBCUniversal Enterprise’s credit facility.

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

Recurring Fair Value Measures

	Fair Value as of
	September 30, 2013				December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$4,477	$—	$—	$4,477	$4,027
Available-for-sale securities	183	118	12	313	464
Interest rate swap agreements	—	137	—	137	210
Other	—	59	—	59	38
Total	$4,660	$314	$12	$4,986	$4,739

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$2,402	$—	$2,402	$2,305
Contractual obligations	—	—	1,130	1,130	1,055
Contingent consideration	—	—	682	682	587
Other	—	116	—	116	14
Total	$—	$2,518	$1,812	$4,330	$3,961

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

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2012	$1,055	$587
Fair value adjustments	141	25
Payments	(66)	(101)
Redemption Transaction	—	171
Balance, September 30, 2013	$1,130	$682

Nonrecurring Fair Value Measures

We have assets and liabilities that we are required to record at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of the fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film production costs of $150 million and $155 million were recorded during the nine months ended September 30, 2013 and 2012, respectively.

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

We acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings, which had previously been presented as a redeemable noncontrolling interest in our condensed consolidated balance sheet. See Note 3 for additional information on the Redemption Transaction. The difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, as well as the related tax impacts, were recorded to additional paid-in capital. The table below includes the impact of the Redemption Transaction on our changes in equity.

Changes in Equity

	Nine Months Ended September 30
(in millions)	2013	2012
Net income attributable to Comcast Corporation	$4,903	$4,685
Transfers from (to) noncontrolling interests:
Decrease in Comcast Corporation additional paid-in capital resulting from the purchase of GE’s redeemable noncontrolling common equity interest	(1,482)	—
Other	(26)	2
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$3,395	$4,687

Note 10: Pension Plans

In August 2013, we settled all of our obligations related to the termination in February 2012 of the qualified pension plan that provided benefits to former AT&T Broadband employees. In connection with this final settlement, we fully funded the plan with additional contributions of $55 million and recorded an expense of $74 million in other operating and administrative expenses, which was previously recorded in accumulated other comprehensive income.

Note 11: Share-Based Compensation

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Stock options	$34	$32	$102	$99
Restricted share units	44	38	130	114
Employee stock purchase plans	4	4	15	12
Total	$82	$74	$247	$225

As of September 30, 2013, we had unrecognized pretax compensation expense of $351 million and $414 million related to nonvested stock options and nonvested RSUs, respectively.

Note 12: Supplemental Financial Information

Receivables

(in millions)	September 30, 2013	December 31, 2012
Receivables, gross	$5,964	$6,026
Less: Allowance for returns and customer incentives	249	307
Less: Allowance for doubtful accounts	214	198
Receivables, net	$5,501	$5,521

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2013	September 30, 2012
Unrealized gains (losses) on marketable securities	$18	$97
Deferred gains (losses) on cash flow hedges	(47)	(90)
Unrecognized gains (losses) on employee benefit obligations	(50)	(54)
Cumulative translation adjustments	(31)	(1)
Accumulated other comprehensive income (loss), net of deferred taxes	$(110)	$(48)

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2013	2012
Net income	$5,167	$6,058
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,873	5,815
Amortization of film and television costs	5,998	7,295
Share-based compensation	312	278
Noncash interest expense (income), net	122	158
Equity in net (income) losses of investees, net	96	(943)
Cash received from investees	89	178
Net (gain) loss on investment activity and other	(239)	(1,071)
Deferred income taxes	(52)	321
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	145	(865)
Change in film and television costs	(5,590)	(7,290)
Change in accounts payable and accrued expenses related to trade creditors	(108)	553
Change in other operating assets and liabilities	(134)	752
Net cash provided by operating activities	$11,679	$11,239

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Interest	$636	$567	$1,768	$1,725
Income taxes	$958	$833	$3,180	$1,855

Noncash Investing and Financing Activities

During the nine months ended September 30, 2013:

•

we acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings for total consideration of $16.7 billion, which included noncash consideration of $6 billion from the consolidation of NBCUniversal Enterprise that was comprised of $4 billion aggregate principal amount of senior notes, $1.25 billion of borrowings under its credit facility and $725 million aggregate liquidation preference of its Series A cumulative preferred stock (see Note 3 for additional information on the Redemption Transaction)

•	we acquired $807 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $510 million for a quarterly cash dividend of $0.195 per common share paid in October 2013

•	we used $1.4 billion of equity securities to settle a portion of our obligations under prepaid forward sale agreements

Note 13: Receivables Monetization

NBCUniversal monetizes certain of its accounts receivable under programs with a syndicate of banks. We account for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We receive deferred consideration from the assets sold in the form of a receivable, which is funded by residual cash flows after the senior interests have been fully paid. The deferred consideration is included in receivables, net at its initial fair value, which reflects the net cash flows we expect to receive related to these interests. The accounts receivable we sold that underlie the deferred consideration are generally short-term in nature and, therefore, the fair value of the deferred consideration approximated its carrying value as of September 30, 2013 and December 31, 2012.

NBCUniversal is responsible for servicing the receivables and remitting collections to the purchasers under the monetization programs. NBCUniversal performs this service for a fee that is equal to the prevailing market rate for such services. As a result, no servicing asset or liability has been recorded on our condensed consolidated balance sheet as of September 30, 2013 and December 31, 2012. The servicing fees are recorded as a component of other income (expense), net.

The net cash payments on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $367 million for the nine months ended September 30, 2013. The net cash proceeds on transfers that are included within net cash provided by operating activities in our condensed consolidated statement of cash flows were $70 million for the nine months ended September 30, 2012. The receivables monetization program did not have a material effect on our condensed consolidated statement of income for the periods presented.

Receivables Monetized and Deferred Consideration

(in millions)	September 30, 2013	December 31, 2012
Monetized receivables sold	$642	$791
Deferred consideration	$217	$274

In addition to the amounts presented above, we had $616 million and $882 million payable to our monetization programs as of September 30, 2013 and December 31, 2012, respectively. These amounts represent cash receipts that were not yet remitted to the monetization programs as of the balance sheet date and are recorded to accounts payable and accrued expenses related to trade creditors.

Note 14: Commitments and Contingencies

Commitments

Station Venture

NBCUniversal previously held an equity interest in Station Venture Holdings, LLC (“Station Venture”), a nonconsolidated variable interest entity, and the remaining equity interests in Station Venture were held by LIN TV, Corp. Station Venture was the obligor on an $816 million senior secured note (the “Station Venture note”) that was due in 2023 to General Electric Capital Corporation (“GECC”) as servicer. The Station Venture note, among other things, was collateralized by substantially all of the assets of Station Venture and Station Venture Operations, LP (“Station LP”). Station LP was a less than wholly owned consolidated subsidiary of NBCUniversal. In connection with the acquisition of our controlling interest in NBCUniversal Holdings on January 28, 2011, a liability of $482 million was recorded to noncurrent liabilities in our allocation of purchase price, which represented the fair value of the net assets of Station LP. In February 2013, we closed our agreement with GE, GECC and LIN TV under which, among other things, NBCUniversal purchased the Station Venture note from GECC for $602 million, which represented the agreed upon fair value of the assets of Station LP. As of the closing date of the transaction, the $482 million recorded liability was effectively settled, and Station Venture and Station LP became wholly owned subsidiaries of NBCUniversal. We now consolidate Station Venture, and the Station Venture note is eliminated in consolidation. Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to additional paid-in capital.

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011 and denied our petition for a rehearing en banc in September 2011. In March 2010, we moved for summary judgment dismissing all of the plaintiffs’ claims in the Philadelphia Cluster. In April 2012, the District Court issued a decision dismissing some of the plaintiffs’ claims, but allowing two claims to proceed to trial. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in September 2012, the trial court stayed all proceedings pending resolution of the Supreme Court appeal. In March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit. The matter has been returned to the District Court for action consistent with the Supreme Court’s opinion. In August 2013, a plaintiff in the Philadelphia Cluster case moved to certify a new class, and in September 2013, we moved to strike that motion on procedural grounds.

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

We believe the claims in each of the pending actions described above in this item are without merit and intend to defend the actions vigorously. We cannot predict the outcome of any of the actions described above, including a range of possible loss, or how the final resolution of any such actions would impact our results of operations or cash flows for any one period or our financial position. In addition, as any action nears a trial, there is an increased possibility that the action may be settled by the parties. Nevertheless, the final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

Other

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions. We are also subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our results of operations, cash flows or financial position, any litigation resulting from any such legal proceedings or claims could be time consuming, costly and injure our reputation.

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

	Three Months Ended September 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,491	$4,246	$1,549	$2,697	$1,432
NBCUniversal
Cable Networks	2,239	853	183	670	19
Broadcast Television	1,644	34	23	11	21
Filmed Entertainment	1,400	189	4	185	1
Theme Parks	661	343	73	270	142
Headquarters and Other(b)	7	(167)	69	(236)	101
Eliminations(c)	(100)	(2)	—	(2)	—
NBCUniversal	5,851	1,250	352	898	284
Corporate and Other	133	(178)	16	(194)	10
Eliminations(c)	(324)	12	(1)	13	—
Comcast Consolidated	$16,151	$5,330	$1,916	$3,414	$1,726

	Three Months Ended September 30, 2012
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$9,976	$3,998	$1,607	$2,391	$1,364
NBCUniversal
Cable Networks	2,152	809	190	619	56
Broadcast Television	2,790	88	25	63	17
Filmed Entertainment	1,355	72	4	68	—
Theme Parks	614	316	65	251	55
Headquarters and Other(b)	8	(143)	53	(196)	81
Eliminations(c)	(97)	(2)	—	(2)	—
NBCUniversal	6,822	1,140	337	803	209
Corporate and Other	112	(101)	14	(115)	9
Eliminations(c)	(366)	(29)	2	(31)	—
Comcast Consolidated	$16,544	$5,008	$1,960	$3,048	$1,582

	Nine Months Ended September 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$31,175	$12,800	$4,780	$8,020	$3,766
NBCUniversal
Cable Networks	6,877	2,572	549	2,023	67
Broadcast Television	4,893	205	74	131	38
Filmed Entertainment	4,004	291	11	280	4
Theme Parks	1,669	747	218	529	427
Headquarters and Other(b)	25	(416)	193	(609)	271
Eliminations(c)	(282)	(5)	—	(5)	—
NBCUniversal	17,186	3,394	1,045	2,349	807
Corporate and Other	431	(380)	48	(428)	20
Eliminations(c)	(1,061)	(25)	—	(25)	—
Comcast Consolidated	$47,731	$15,789	$5,873	$9,916	$4,593

	Nine Months Ended September 30, 2012
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$29,472	$12,054	$4,802	$7,252	$3,544
NBCUniversal
Cable Networks	6,520	2,408	548	1,860	87
Broadcast Television	6,203	268	70	198	36
Filmed Entertainment	3,778	(5)	12	(17)	4
Theme Parks	1,565	708	190	518	154
Headquarters and Other(b)	31	(444)	149	(593)	195
Eliminations(c)	(299)	—	—	—	—
NBCUniversal	17,798	2,935	969	1,966	476
Corporate and Other	416	(255)	44	(299)	23
Eliminations(c)	(1,053)	(34)	—	(34)	—
Comcast Consolidated	$46,633	$14,700	$5,815	$8,885	$4,043

(a)	For the three and nine months ended September 30, 2013 and 2012, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Residential:
Video	48.9%	49.9%	49.4%	50.7%
High-speed Internet	24.7%	24.1%	24.6%	24.1%
Voice	8.8%	9.0%	8.8%	9.0%
Business services	8.0%	6.6%	7.6%	6.3%
Advertising	5.2%	6.1%	5.1%	5.5%
Other	4.4%	4.3%	4.5%	4.4%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. Beginning in 2013, revenue from certain business customers, such as hotels, restaurants and bars, is presented in the business services revenue line item rather than in video revenue. Reclassifications have been made to the prior year periods to conform to this presentation.

For both the three and nine months ended September 30, 2013, 2.9% of Cable Communications revenue was derived from franchise and other regulatory fees. For both the three and nine months ended September 30, 2012, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

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

Note 16: Condensed Consolidating Financial Information

Comcast Corporation (“Comcast Parent”) and four of our wholly owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

On March 27, 2013, Comcast Parent, the cable guarantors and NBCUniversal Media, LLC (referred to as “NBCUniversal Media Parent” in the tables below) entered into a series of agreements and supplemental indentures to include NBCUniversal Media, LLC as part of our existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast Parent and the cable guarantors fully and unconditionally guarantee NBCUniversal Media, LLC’s public debt securities, and NBCUniversal Media, LLC fully and unconditionally guarantees all of Comcast Parent’s and the cable guarantors’ public debt securities, as well as the $6.25 billion revolving credit facility of Comcast Parent and Comcast Cable Communications, LLC.

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

Condensed Consolidating Balance Sheet

September 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$240	$1,363	$—	$1,603
Investments	—	—	—	—	—	4,132	—	4,132
Receivables, net	—	—	—	—	—	5,501	—	5,501
Programming rights	—	—	—	—	—	959	—	959
Other current assets	203	—	—	—	45	964	—	1,212
Total current assets	203	—	—	—	285	12,919	—	13,407
Film and television costs	—	—	—	—	—	4,588	—	4,588
Investments	8	—	—	—	374	3,290	—	3,672
Investments in and amounts due from subsidiaries eliminated upon consolidation	78,024	95,366	100,411	53,230	40,496	82,558	(450,085)	—
Property and equipment, net	223	—	—	—	—	28,583	—	28,806
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,079	—	27,079
Other intangible assets, net	9	—	—	—	—	17,325	—	17,334
Other noncurrent assets, net	1,095	145	—	—	118	1,881	(894)	2,345
Total assets	$79,562	$95,511	$100,411	$53,230	$41,273	$237,587	$(450,979)	$156,595

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$7	$—	$—	$—	$—	$6,025	$—	$6,032
Accrued participations and residuals	—	—	—	—	—	1,372	—	1,372
Accrued expenses and other current liabilities	1,232	266	301	21	385	6,720	—	8,925
Current portion of long-term debt	1,411	—	—	—	904	22	—	2,337
Total current liabilities	2,650	266	301	21	1,289	14,139	—	18,666
Long-term debt, less current portion	25,163	119	1,827	1,507	10,239	5,333	—	44,188
Deferred income taxes	—	774	—	—	74	31,166	(753)	31,261
Other noncurrent liabilities	2,031	—	—	—	989	8,614	(141)	11,493
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	853	—	853
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	49,688	94,352	98,283	51,702	28,682	177,066	(450,085)	49,688
Total Comcast Corporation shareholders’ equity	49,718	94,352	98,283	51,702	28,682	177,066	(450,085)	49,718
Noncontrolling interests	—	—	—	—	—	416	—	416
Total equity	49,718	94,352	98,283	51,702	28,682	177,482	(450,085)	50,134
Total liabilities and equity	$79,562	$95,511	$100,411	$53,230	$41,273	$237,587	$(450,979)	$156,595

Condensed Consolidating Balance Sheet

December 31, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,129	$5,822	$—	$10,951
Investments	—	—	—	—	—	1,464	—	1,464
Receivables, net	—	—	—	—	3	5,518	—	5,521
Programming rights	—	—	—	—	—	909	—	909
Other current assets	233	—	14	4	51	844	—	1,146
Total current assets	233	—	14	4	5,183	14,557	—	19,991
Film and television costs	—	—	—	—	—	5,054	—	5,054
Investments	—	—	—	—	529	5,796	—	6,325
Investments in and amounts due from subsidiaries eliminated upon consolidation	74,227	87,630	96,853	50,242	38,464	73,298	(420,714)	—
Property and equipment, net	242	—	—	—	—	26,990	—	27,232
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	26,985	—	26,985
Other intangible assets, net	12	—	—	—	—	17,828	—	17,840
Other noncurrent assets, net	1,130	147	1	—	152	1,650	(900)	2,180
Total assets	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$6,198	$—	$6,206
Accrued participations and residuals	—	—	—	—	—	1,350	—	1,350
Accrued expenses and other current liabilities	1,290	275	210	54	263	4,690	—	6,782
Current portion of long-term debt	—	—	2,105	241	7	23	—	2,376
Total current liabilities	1,298	275	2,315	295	270	12,261	—	16,714
Long-term debt, less current portion	23,306	113	1,827	1,512	11,219	105	—	38,082
Deferred income taxes	—	754	—	—	78	30,035	(757)	30,110
Other noncurrent liabilities	1,884	—	—	—	926	10,604	(143)	13,271
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	16,998	—	16,998
Equity:
Common stock	31	—	—	—	—	—	—	31
Other shareholders’ equity	49,325	86,635	92,726	48,439	31,835	161,079	(420,714)	49,325
Total Comcast Corporation shareholders’ equity	49,356	86,635	92,726	48,439	31,835	161,079	(420,714)	49,356
Noncontrolling interests	—	—	—	—	—	440	—	440
Total equity	49,356	86,635	92,726	48,439	31,835	161,519	(420,714)	49,796
Total liabilities and equity	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,151	$—	$16,151
Management fee revenue	225	—	219	137	—	—	(581)	—
	225	—	219	137	—	16,151	(581)	16,151
Costs and Expenses:
Programming and production	—	—	—	—	—	4,787	—	4,787
Other operating and administrative	92	—	219	137	211	4,673	(581)	4,751
Advertising, marketing and promotion	—	—	—	—	—	1,283	—	1,283
Depreciation	7	—	—	—	—	1,513	—	1,520
Amortization	1	—	—	—	—	395	—	396
	100	—	219	137	211	12,651	(581)	12,737
Operating income (loss)	125	—	—	—	(211)	3,500	—	3,414
Other Income (Expense):
Interest expense	(382)	(3)	(45)	(30)	(123)	(56)	—	(639)
Investment income (loss), net	1	(5)	—	—	(3)	471	—	464
Equity in net income (losses) of investees, net	1,898	1,787	1,850	1,371	576	106	(7,718)	(130)
Other income (expense), net	—	—	—	—	—	(310)	—	(310)
	1,517	1,779	1,805	1,341	450	211	(7,718)	(615)
Income (loss) before income taxes	1,642	1,779	1,805	1,341	239	3,711	(7,718)	2,799
Income tax (expense) benefit	90	3	15	11	(3)	(1,137)	—	(1,021)
Net income (loss)	1,732	1,782	1,820	1,352	236	2,574	(7,718)	1,778
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(46)	—	(46)
Net income (loss) attributable to Comcast Corporation	$1,732	$1,782	$1,820	$1,352	$236	$2,528	$(7,718)	$1,732
Comprehensive income (loss) attributable to Comcast Corporation	$1,545	$1,828	$1,864	$1,415	$244	$2,327	$(7,678)	$1,545

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,544	$—	$16,544
Management fee revenue	211	—	205	129	—	—	(545)	—
	211	—	205	129	—	16,544	(545)	16,544
Costs and Expenses:
Programming and production	—	—	—	—	—	5,726	—	5,726
Other operating and administrative	99	—	205	129	211	4,481	(545)	4,580
Advertising, marketing and promotion	—	—	—	—	—	1,230	—	1,230
Depreciation	8	—	—	—	—	1,541	—	1,549
Amortization	1	—	—	—	—	410	—	411
	108	—	205	129	211	13,388	(545)	13,496
Operating income (loss)	103	—	—	—	(211)	3,156	—	3,048
Other Income (Expense):
Interest expense	(363)	(4)	(81)	(33)	(102)	(50)	—	(633)
Investment income (loss), net	1	(3)	—	—	2	70	—	70
Equity in net income (losses) of investees, net	2,281	2,047	1,641	1,216	1,988	2,583	(10,845)	911
Other income (expense), net	—	—	—	—	(1)	988	—	987
	1,919	2,040	1,560	1,183	1,887	3,591	(10,845)	1,335
Income (loss) before income taxes	2,022	2,040	1,560	1,183	1,676	6,747	(10,845)	4,383
Income tax (expense) benefit	91	3	28	12	(4)	(1,535)	—	(1,405)
Net income (loss)	2,113	2,043	1,588	1,195	1,672	5,212	(10,845)	2,978
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(865)	—	(865)
Net (income) loss attributable to Comcast Corporation	$2,113	$2,043	$1,588	$1,195	$1,672	$4,347	$(10,845)	$2,113
Comprehensive income (loss) attributable to Comcast Corporation	$2,235	$2,043	$1,591	$1,195	$1,706	$4,398	$(10,933)	$2,235

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$47,731	$—	$47,731
Management fee revenue	668	—	650	407	—	—	(1,725)	—
	668	—	650	407	—	47,731	(1,725)	47,731
Costs and Expenses:
Programming and production	—	—	—	—	—	14,418	—	14,418
Other operating and administrative	291	—	650	407	641	13,523	(1,725)	13,787
Advertising, marketing and promotion	—	—	—	—	—	3,737	—	3,737
Depreciation	22	—	—	—	—	4,647	—	4,669
Amortization	4	—	—	—	—	1,200	—	1,204
	317	—	650	407	641	37,525	(1,725)	37,815
Operating income (loss)	351	—	—	—	(641)	10,206	—	9,916
Other Income (Expense):
Interest expense	(1,141)	(8)	(169)	(96)	(366)	(148)	—	(1,928)
Investment income (loss), net	3	(2)	—	—	(2)	550	—	549
Equity in net income (losses) of investees, net	5,416	5,438	5,448	3,982	2,236	1,118	(23,734)	(96)
Other income (expense), net	(2)	—	2	—	—	(280)	—	(280)
	4,276	5,428	5,281	3,886	1,868	1,240	(23,734)	(1,755)
Income (loss) before income taxes	4,627	5,428	5,281	3,886	1,227	11,446	(23,734)	8,161
Income tax (expense) benefit	276	4	58	34	(13)	(3,353)	—	(2,994)
Net income (loss)	4,903	5,432	5,339	3,920	1,214	8,093	(23,734)	5,167
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(264)	—	(264)
Net income (loss) attributable to Comcast Corporation	$4,903	$5,432	$5,339	$3,920	$1,214	$7,829	$(23,734)	$4,903
Comprehensive income (loss) attributable to Comcast Corporation	$4,804	$5,471	$5,386	$3,983	$1,176	$7,741	$(23,757)	$4,804

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$46,633	$—	$46,633
Management fee revenue	625	—	610	381	—	—	(1,616)	—
	625	—	610	381	—	46,633	(1,616)	46,633
Costs and Expenses:
Programming and production	—	—	—	—	—	15,013	—	15,013
Other operating and administrative	290	—	610	381	686	12,839	(1,616)	13,190
Advertising, marketing and promotion	—	—	—	—	—	3,730	—	3,730
Depreciation	23	—	—	—	—	4,571	—	4,594
Amortization	3	—	—	—	—	1,218	—	1,221
	316	—	610	381	686	37,371	(1,616)	37,748
Operating income (loss)	309	—	—	—	(686)	9,262	—	8,885
Other Income (Expense):
Interest expense	(1,084)	(20)	(246)	(102)	(309)	(137)	—	(1,898)
Investment income (loss), net	4	(2)	—	—	2	166	—	170
Equity in net income (losses) of investees, net	5,186	5,171	4,863	3,591	3,572	3,513	(24,953)	943
Other income (expense), net	—	—	—	—	(14)	938	—	924
	4,106	5,149	4,617	3,489	3,251	4,480	(24,953)	139
Income (loss) before income taxes	4,415	5,149	4,617	3,489	2,565	13,742	(24,953)	9,024
Income tax (expense) benefit	270	8	86	36	5	(3,371)	—	(2,966)
Net income (loss)	4,685	5,157	4,703	3,525	2,570	10,371	(24,953)	6,058
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(1,373)	—	(1,373)
Net income (loss) attributable to Comcast Corporation	$4,685	$5,157	$4,703	$3,525	$2,570	$8,998	$(24,953)	$4,685
Comprehensive income (loss) attributable to Comcast Corporation	$4,789	$5,157	$4,710	$3,525	$2,587	$9,061	$(25,040)	$4,789

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(451)	$(7)	$(3)	$(99)	$(767)	$13,006	$—	$11,679
Investing Activities:
Net transactions with affiliates	(116)	7	2,100	337	(900)	(1,428)	—	—
Capital expenditures	(3)	—	—	—	—	(4,590)	—	(4,593)
Cash paid for intangible assets	(1)	—	—	—	—	(693)	—	(694)
Acquisitions of real estate properties	—	—	—	—	—	(1,705)	—	(1,705)
Acquisitions, net of cash acquired	—	—	—	—	—	(42)	—	(42)
Proceeds from sales of businesses and investments	—	—	—	—	—	655	—	655
Return of capital from investees	—	—	—	—	128	18	—	146
Purchases of investments	(8)	—	—	—	(2)	(1,167)	—	(1,177)
Other	—	—	—	—	(20)	103	—	83
Net cash provided by (used in) investing activities	(128)	7	2,100	337	(794)	(8,849)	—	(7,327)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	400	—	—	—	—	(5)	—	395
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(2,097)	(238)	(88)	(19)	—	(2,442)
Repurchases and retirements of common stock	(1,500)	—	—	—	—	—	—	(1,500)
Dividends paid	(1,454)	—	—	—	—	—	—	(1,454)
Issuances of common stock	35	—	—	—	—	—	—	35
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,561)	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(164)	—	(164)
Settlement of Station Venture liability	—	—	—	—	—	(602)	—	(602)
Other	165	—	—	—	(40)	(265)	—	(140)
Net cash provided by (used in) financing activities	579	—	(2,097)	(238)	(3,328)	(8,616)	—	(13,700)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,889)	(4,459)	—	(9,348)
Cash and cash equivalents, beginning of period	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of period	$—	$—	$—	$—	$240	$1,363	$—	$1,603

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2012

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(393)	$(4)	$(39)	$(122)	$(871)	$12,668	$—	$11,239
Investing Activities:
Net transactions with affiliates	3,015	205	39	675	4,750	(8,684)	—	—
Capital expenditures	(8)	—	—	—	—	(4,035)	—	(4,043)
Cash paid for intangible assets	(4)	—	—	—	—	(601)	—	(605)
Acquisitions, net of cash acquired	—	—	—	—	—	(95)	—	(95)
Proceeds from sales of businesses and investments	—	—	—	—	—	3,095	—	3,095
Return of capital from investees	—	—	—	—	—	2,281	—	2,281
Purchases of investments	—	—	—	—	(16)	(175)	—	(191)
Other	—	1	—	—	(22)	89	—	68
Net cash provided by (used in) investing activities	3,003	206	39	675	4,712	(8,125)	—	510
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1)	—	—	—	(550)	(4)	—	(555)
Proceeds from borrowings	2,248	—	—	—	—	—	—	2,248
Repurchases and repayments of debt	(1,726)	(202)	—	(553)	(1)	(23)	—	(2,505)
Repurchases and retirements of common stock	(2,250)	—	—	—	—	—	—	(2,250)
Dividends paid	(1,176)	—	—	—	—	—	—	(1,176)
Issuances of common stock	215	—	—	—	—	—	—	215
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(497)	—	(497)
Other	80	—	—	—	—	(30)	—	50
Net cash provided by (used in) financing activities	(2,610)	(202)	—	(553)	(551)	(554)	—	(4,470)
Increase (decrease) in cash and cash equivalents	—	—	—	—	3,290	3,989	—	7,279
Cash and cash equivalents, beginning of period	—	—	—	—	238	1,382	—	1,620
Cash and cash equivalents, end of period	$—	$—	$—	$—	$3,528	$5,371	$—	$8,899

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

Cable Communications

We are the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand and we also provide these services to businesses. As of September 30, 2013, our cable systems served 21.6 million video customers, 20.3 million high-speed Internet customers and 10.5 million voice customers and passed more than 53 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the nine months ended September 30, 2013, our Cable Communications segment generated 65% of our consolidated revenue and more than 80% of our operating income before depreciation and amortization.

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

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, our broadcast television production operations, and our related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising, the licensing and sale of our owned programming and the fees received under retransmission consent agreements.

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

Significant Transactions

On March 19, 2013, we acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, NBCUniversal purchased from GE certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion. See Note 3 to our condensed consolidated financial statements for additional information on these transactions.

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.

Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all our service areas, and phone companies, which overlap a substantial portion of our service areas and are continuing to expand their fiber-based networks. We also compete with other providers of traditional cable services and companies that offer programming and other communications services, including high-speed Internet and phone services, to our customers and potential customers. All of these companies typically offer features, pricing and packaging for services comparable to our cable services. Each of NBCUniversal’s businesses also face substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating these businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses and are affecting consumer behavior. Wireless services and devices also continue to evolve, allowing consumers to access information, entertainment and communication services outside the home. Additionally, new services and devices that enable digital distribution of movies, television shows and other cable and broadcast video programming continue to emerge, in some cases charging a nominal or no fee. These services and devices may affect the demand for our cable services and cable network, broadcast television and filmed entertainment programming, as the number of entertainment choices available to consumers increases and the manner in which video programming is delivered continues to evolve. In addition, delayed viewing and advertising skipping have become more common as the penetration of DVRs and similar products has increased and as content has become increasingly available via video-on-demand services and Internet sources, which may have a negative impact on our advertising revenue.

We believe that adding more content and delivering it on an increasing variety of platforms will assist in attracting and retaining customers in our Cable Communications segment, and we are also developing and launching new technology initiatives, such as our new X1 content delivery platform and deploying new wireless gateway devices. To compete for consumers of our content and theme park attractions, NBCUniversal has invested, and will continue to invest, substantial amounts in acquiring content and producing original content for its cable networks and broadcast television networks, including the acquisition of sports rights, in our film productions and in the development of new theme park attractions.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. Revenue and operating costs and expenses in our Broadcast Television segment are cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue and programming and production costs for the nine months ended September 30, 2012 include amounts attributable to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics. There were no such broadcasts in the current year period. All of the revenue and operating costs and expenses associated with our broadcasts of the 2012 Super Bowl and 2012 London Olympics are reported in our

Broadcast Television segment. Our U.S. advertising revenue also benefits in even-numbered years from advertising related to candidates running for political office and issue-orientated advertising. Our advertising revenue for the three and nine months ended September 30, 2012 included amounts attributable to the 2012 presidential and congressional elections.

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012		2013	2012
Revenue	$16,151	$16,544	(2.4)%	$47,731	$46,633	2.4%
Costs and Expenses:
Programming and production	4,787	5,726	(16.4)	14,418	15,013	(4.0)
Other operating and administrative	4,751	4,580	3.8	13,787	13,190	4.5
Advertising, marketing and promotion	1,283	1,230	4.3	3,737	3,730	0.2
Depreciation	1,520	1,549	(1.9)	4,669	4,594	1.6
Amortization	396	411	(3.9)	1,204	1,221	(1.6)
Operating income	3,414	3,048	12.0	9,916	8,885	11.6
Other income (expense) items, net	(615)	1,335	(146.0)	(1,755)	139	NM
Income before income taxes	2,799	4,383	(36.1)	8,161	9,024	(9.6)
Income tax expense	(1,021)	(1,405)	(27.4)	(2,994)	(2,966)	0.9
Net income	1,778	2,978	(40.3)	5,167	6,058	(14.7)
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(46)	(865)	(94.6)	(264)	(1,373)	(80.8)
Net income attributable to Comcast Corporation	$1,732	$2,113	(18.0)%	$4,903	$4,685	4.7%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Consolidated Revenue

Consolidated revenue decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily as a result of a decrease in our Broadcast Television segment due to our broadcast of the 2012 London Olympics in the prior year period, partially offset by increases in our Cable Communications, Cable Networks, Filmed Entertainment and Theme Parks segments. Excluding $1.2 billion of revenue associated with our broadcast of the 2012 London Olympics, consolidated revenue increased 5.2% for the three months ended September 30, 2013.

Our Cable Communications, Cable Networks, Filmed Entertainment and Theme Parks segments accounted for the increase in consolidated revenue for the nine months ended September 30, 2013. The increase was partially offset by a decrease in revenue in our Broadcast Television segment due to our broadcasts in the prior year period of the 2012 Super Bowl and the 2012 London Olympics. Excluding $1.4 billion of revenue associated with these events, consolidated revenue increased 5.6% for the nine months ended September 30, 2013.

Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

Consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”), decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily as a result of a decrease in our Broadcast Television segment due to our broadcast of the 2012 London Olympics in the prior year period, partially offset by increases in our Cable Communications, Cable Networks and Theme Parks segments. In addition to our business segment operating costs and expenses, Corporate and Other operating costs and expenses for the three months ended September 30, 2013 included $74 million of expense associated with the final settlement of the terminated qualified pension plan that provided benefits to former AT&T Broadband employees.

Our Cable Communications and Cable Networks segments accounted for substantially all of the increase in consolidated operating costs and expenses for the nine months ended September 30, 2013. The increase was partially offset by lower costs in our Broadcast Television segment due to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics in the prior year period.

Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization decreased slightly for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to higher losses on disposal recorded in the prior year period. Consolidated depreciation and amortization increased slightly for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increases in capital spending in our Theme Parks segment, as well as depreciation associated with the properties purchased by NBCUniversal in connection with the Redemption Transaction.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP in the business segment footnote to our condensed consolidated financial statements (see Note 15 to our condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Beginning in 2013, revenue from certain business customers, such as hotels, restaurants and bars, is presented in the business services revenue line item rather than in video revenue. Also beginning in 2013, operating costs and expenses for our Cable Communications segment present franchise and other regulatory fees under a new caption, and the former technical labor caption was expanded to include both technical and product support expenses; previously, franchise and other regulatory fees and product support expenses had been included under the “other” caption. The presentation of operating costs and expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments was also expanded to present programming and production costs, other operating and administrative expenses, and advertising, marketing and promotion expenses. Reclassifications have been made to the prior year periods to conform to classifications used in the current year periods.

Cable Communications Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Residential:
Video	$5,127	$4,981	$146	2.9%
High-speed Internet	2,592	2,403	189	7.9
Voice	919	895	24	2.6
Business services	836	662	174	26.4
Advertising	541	607	(66)	(10.8)
Other	476	428	48	11.6
Total revenue	10,491	9,976	515	5.2
Operating costs and expenses
Programming and production	2,288	2,095	193	9.2
Technical and product support	1,346	1,322	24	1.8
Customer service	527	495	32	6.4
Advertising, marketing and promotion	757	737	20	2.9
Franchise and other regulatory fees	313	293	20	6.7
Other	1,014	1,036	(22)	(2.1)
Total operating costs and expenses	6,245	5,978	267	4.5
Operating income before depreciation and amortization	$4,246	$3,998	$248	6.2%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Residential:
Video	$15,415	$14,949	$466	3.1%
High-speed Internet	7,684	7,106	578	8.1
Voice	2,729	2,662	67	2.5
Business services	2,365	1,866	499	26.8
Advertising	1,587	1,633	(46)	(2.8)
Other	1,395	1,256	139	11.2
Total revenue	31,175	29,472	1,703	5.8
Operating costs and expenses
Programming and production	6,821	6,280	541	8.6
Technical and product support	3,996	3,877	119	3.1
Customer service	1,565	1,486	79	5.3
Advertising, marketing and promotion	2,150	2,042	108	5.3
Franchise and other regulatory fees	932	876	56	6.4
Other	2,911	2,857	54	1.9
Total operating costs and expenses	18,375	17,418	957	5.5
Operating income before depreciation and amortization	$12,800	$12,054	$746	6.2%

Customer Metrics

	Total Customers		Net Additional Customers
	September 30,	September 30,	Three Months Ended	Nine Months Ended
(in thousands)	2013	2012	September 30, 2013
Video customers	21,647	22,002	(129)	(348)
High-speed Internet customers	20,283	19,025	297	917
Voice customers	10,496	9,787	169	541

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

Video

Video revenue increased 2.9% and 3.1% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in both periods of approximately 5% from higher rates from price adjustments and customers receiving additional and higher levels of service. As of September 30, 2013, the number of customers who subscribed to our advanced services, which are HDTV and DVR services, increased 5% to 12 million customers compared to the prior year. In both periods, the increases in revenue were partially offset by decreases due to fewer residential video customers.

For the three and nine months ended September 30, 2013, the number of residential video customers decreased primarily due to competitive pressures in our service areas from phone and satellite competitors and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 7.9% and 8.1% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012. These increases were primarily due to increases in both periods of approximately 6% from a higher number of residential customers receiving our service and approximately 2% from higher rates from price adjustments and additional customers receiving higher levels of service. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher speed offerings.

Voice

Voice revenue increased 2.6% and 2.5% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in both periods of approximately 6% from a higher number of residential customers receiving our service through our discounted bundled offerings. These increases were partially offset by the impact of the allocation of voice revenue for our bundled customers, because revenue attributable to voice services represents a lower proportion of the bundled rate. The amounts allocated to voice revenue in the bundled rate have decreased because video and high-speed Internet rates have increased, while voice rates have remained relatively flat.

Business Services

Business services revenue increased 26.4% and 26.8% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in both periods in the number of business customers, as well as our continued expansion of services to medium-sized business customers. Because business services is a newer offering, we believe the increase in business customers is primarily the result of our efforts to gain share from competitors by offering competitive product and pricing offerings.

Advertising

Advertising revenue decreased 10.8% for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to lower political advertising revenue in the current year period.

Advertising revenue decreased 2.8% for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower political advertising revenue in the current year period, partially offset by increases in the national and regional advertising markets.

Other

Other revenue increased 11.6% and 11.2% for the three and nine months ended September 30, 2013, respectively, compared to the same periods in 2012 primarily due to increases in franchise and other regulatory fees and in revenue from other services, including our home security and automation service.

Cable Communications Segment—Operating Costs and Expenses

Our most significant operating cost is the programming expense we incur to provide content to our video customers. We anticipate that our programming expenses will continue to increase. We have and will continue to attempt to offset increases in programming expenses through rate increases, the sale of additional video and other services, and through operating efficiencies.

Programming and production costs increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in programming license fees, including sports programming and retransmission consent fees, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

Technical and product support expenses increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in expenses related to customer fulfillment activities and expenses related to the development, delivery and support of our products and services, including our new X1 set-top boxes and wireless gateways.

Customer service expenses increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in total labor costs associated with increases in customer service activity.

Advertising, marketing and promotion expenses increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in spending associated with the continued expansion of residential and business services, including X1 and our home security and automation service, and costs associated with branding and competitive marketing.

Franchise and other regulatory fees increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in residential and business services revenue.

Other costs and expenses decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to a decrease in employee costs. Other costs and expenses increased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to increases in other administrative costs and advertising sales activities.

NBCUniversal Segments Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$2,239	$2,152	$87	4.0%
Broadcast Television	1,644	2,790	(1,146)	(41.1)
Filmed Entertainment	1,400	1,355	45	3.3
Theme Parks	661	614	47	7.9
Headquarters, other and eliminations	(93)	(89)	(4)	NM
Total revenue	$5,851	$6,822	$(971)	(14.2)%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$853	$809	$44	5.4%
Broadcast Television	34	88	(54)	(61.1)
Filmed Entertainment	189	72	117	164.1
Theme Parks	343	316	27	8.6
Headquarters, other and eliminations	(169)	(145)	(24)	NM
Total operating income (loss) before depreciation and amortization	$1,250	$1,140	$110	9.6%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Cable Networks	$6,877	$6,520	$357	5.5%
Broadcast Television	4,893	6,203	(1,310)	(21.1)
Filmed Entertainment	4,004	3,778	226	6.0
Theme Parks	1,669	1,565	104	6.7
Headquarters, other and eliminations	(257)	(268)	11	NM
Total revenue	$17,186	$17,798	$(612)	(3.4)%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$2,572	$2,408	$164	6.8%
Broadcast Television	205	268	(63)	(23.4)
Filmed Entertainment	291	(5)	296	NM
Theme Parks	747	708	39	5.6
Headquarters, other and eliminations	(421)	(444)	23	NM
Total operating income (loss) before depreciation and amortization	$3,394	$2,935	$459	15.6%

Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$1,219	$1,157	$62	5.4%
Advertising	835	798	37	4.6
Content licensing and other	185	197	(12)	(6.5)
Total revenue	2,239	2,152	87	4.0
Operating costs and expenses
Programming and production	953	918	35	3.8
Other operating and administrative	313	318	(5)	(1.5)
Advertising, marketing and promotion	120	107	13	12.1
Total operating costs and expenses	1,386	1,343	43	3.2
Operating income before depreciation and amortization	$853	$809	$44	5.4%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Distribution	$3,679	$3,467	$212	6.1%
Advertising	2,629	2,520	109	4.3
Content licensing and other	569	533	36	6.7
Total revenue	6,877	6,520	357	5.5
Operating costs and expenses
Programming and production	2,945	2,797	148	5.3
Other operating and administrative	985	949	36	3.8
Advertising, marketing and promotion	375	366	9	2.5
Total operating costs and expenses	4,305	4,112	193	4.7
Operating income before depreciation and amortization	$2,572	$2,408	$164	6.8%

Cable Networks Segment—Revenue

Our Cable Networks revenue increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 due to increases in distribution and advertising revenue. The increases in distribution revenue for both periods were primarily due to increases in the contractual rates charged under distribution agreements. Advertising revenue increased 4.6% and 4.3% for the three and nine months ended September 30, 2013, respectively. Higher prices and volume of advertising units sold contributed to increases in the three and nine months ended September 30, 2013 of 7% and 10%, respectively. These increases were partially offset by continuing declines in audience ratings at some of our networks.

For the three and nine months ended September 30, 2013 and 2012, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in programming and production costs from our continued investment in original programming at certain of our cable networks and higher sports programming rights costs.

Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$1,104	$1,998	$(894)	(44.7)%
Content licensing	355	385	(30)	(7.6)
Other	185	407	(222)	(54.9)
Total revenue	1,644	2,790	(1,146)	(41.1)
Operating costs and expenses
Programming and production	1,194	2,278	(1,084)	(47.5)
Other operating and administrative	295	308	(13)	(4.8)
Advertising, marketing and promotion	121	116	5	4.3
Total operating costs and expenses	1,610	2,702	(1,092)	(40.4)
Operating income before depreciation and amortization	$34	$88	$(54)	(61.1)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Advertising	$3,323	$4,393	$(1,070)	(24.3)%
Content licensing	1,048	1,173	(125)	(10.7)
Other	522	637	(115)	(18.1)
Total revenue	4,893	6,203	(1,310)	(21.1)
Operating costs and expenses
Programming and production	3,508	4,791	(1,283)	(26.8)
Other operating and administrative	879	869	10	1.1
Advertising, marketing and promotion	301	275	26	9.2
Total operating costs and expenses	4,688	5,935	(1,247)	(21.0)
Operating income before depreciation and amortization	$205	$268	$(63)	(23.4)%

Broadcast Television Segment—Revenue

Our Broadcast Television revenue decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to our broadcast of the 2012 London Olympics in the prior year period. Excluding $1.2 billion of revenue associated with this event, Broadcast Television revenue increased 2.6% primarily due to an increase in other revenue from fees recognized under our retransmission consent agreements and higher advertising revenue.

Our Broadcast Television revenue decreased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics in the prior year period. Excluding $1.4 billion of revenue associated with these events, Broadcast Television revenue increased 2.9% primarily due to fees recognized under our retransmission consent agreements and higher advertising revenue, partially offset by lower content licensing revenue associated with the timing of licensing agreements.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended September 30, 2013 compared to the same period in 2012 due to lower programming and production costs associated with our broadcast of the 2012 London Olympics in the prior year period. Excluding $1.1 billion of operating costs and expenses associated with this event, operating costs and expenses remained relatively flat.

Operating costs and expenses decreased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower programming and production costs associated with our broadcasts of the

2012 Super Bowl and the 2012 London Olympics in the prior year period. Excluding the impact of these events, operating costs and expenses increased primarily due to higher costs associated with our 2013 primetime schedule.

Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$559	$410	$149	36.1%
Content licensing	379	368	11	3.1
Home entertainment	359	482	(123)	(25.6)
Other	103	95	8	8.6
Total revenue	1,400	1,355	45	3.3
Operating costs and expenses
Programming and production	720	816	(96)	(11.8)
Other operating and administrative	188	170	18	9.5
Advertising, marketing and promotion	303	297	6	2.5
Total operating costs and expenses	1,211	1,283	(72)	(5.7)
Operating income before depreciation and amortization	$189	$72	$117	164.1%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue
Theatrical	$1,425	$1,176	$249	21.1%
Content licensing	1,223	1,127	96	8.6
Home entertainment	1,069	1,179	(110)	(9.3)
Other	287	296	(9)	(3.2)
Total revenue	4,004	3,778	226	6.0
Operating costs and expenses
Programming and production	2,235	2,199	36	1.6
Other operating and administrative	519	469	50	10.5
Advertising, marketing and promotion	959	1,115	(156)	(13.9)
Total operating costs and expenses	3,713	3,783	(70)	(1.9)
Operating income (loss) before depreciation and amortization	$291	$(5)	$296	NM

Filmed Entertainment Segment—Revenue

Our Filmed Entertainment revenue increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to increases in theatrical revenue, partially offset by decreases in home entertainment revenue. The increases in theatrical revenue were primarily due to the strong performance of Despicable Me 2 in the current quarter, as well as Fast and Furious 6, Les Miserables, Identity Thief and Mama for the nine months ended September 30, 2013. The decreases in home entertainment revenue were primarily due to fewer releases in the current year periods. Content licensing revenue also increased for the nine months ended September 30, 2013 primarily due to the international licensing of our 2012 theatrical releases.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to lower amortization of film costs, including films in production.

Operating costs and expenses decreased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to lower advertising, marketing and promotion expenses associated with our 2013 theatrical releases. The decrease was partially offset by higher amortization of film costs and higher other operating and administrative expenses due to the realization of a receivable in the prior year period that was previously reserved for as uncollectible.

Theme Parks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$661	$614	$47	7.9%
Operating costs and expenses	318	298	20	7.1
Operating income before depreciation and amortization	$343	$316	$27	8.6%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2013	2012	$	%
Revenue	$1,669	$1,565	$104	6.7%
Operating costs and expenses	922	857	65	7.6
Operating income before depreciation and amortization	$747	$708	$39	5.6%

Theme Parks Segment—Revenue

Our Theme Parks revenue increased for the three months ended September 30, 2013 compared to the same period in 2012 primarily due to an increase in per capita spending at our Orlando and Hollywood theme parks and higher guest attendance at our Orlando theme park following the launch of the Transformers attraction.

Our Theme Parks revenue increased for the nine months ended September 30, 2013 compared to the same period in 2012 primarily due to higher guest attendance at our Orlando and Hollywood theme parks, as well as an increase in per capita spending.

Theme Parks Segment—Operating Costs and Expenses

Theme Parks segment operating costs and expenses increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to additional costs at our Orlando and Hollywood theme parks associated with additional attractions as well as the increases in per capita spending and attendance.

Headquarters, Other and Eliminations

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three months ended September 30, 2013 compared to the same period in 2012 was primarily due to higher employee costs.

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to lower administrative expenses.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2013	2012	2013	2012
Interest expense	$(639)	$(633)	$(1,928)	$(1,898)
Investment income (loss), net	464	70	549	170
Equity in net income (losses) of investees, net	(130)	911	(96)	943
Other income (expense), net	(310)	987	(280)	924
Total	$(615)	$1,335	$(1,755)	$139

Interest Expense

Interest expense increased slightly for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to an increase in our debt outstanding, partially offset by a reduction in our average cost of debt.

Investment Income (Loss), Net

Investment income (loss), net increased for the three and nine months ended September 30, 2013 compared to the same periods in 2012 primarily due to the $443 million gain related to the sale of our investment in Clearwire Corporation in July 2013. The components of investment income (loss), net for the three and nine months ended September 30, 2013 and 2012 are presented in a table in Note 5 to our condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to $876 million of income recorded in the prior year periods related to our portion of SpectrumCo’s gain on sale of its advanced wireless services spectrum licenses, as well as $135 million of equity losses recorded in the current year periods attributable to our investment in Hulu, LLC (“Hulu”). As a result of our agreement in July 2013 to provide our first capital contribution to Hulu since our interest was acquired as part of the NBCUniversal transaction, we began to apply the equity method of accounting for our investment in Hulu, which we had previously accounted for as a cost method investment. The change in the method of accounting for this investment required us to recognize our portion of Hulu’s accumulated losses since the date of the NBCUniversal transaction.

Other Income (Expense), Net

The changes in other income (expense), net for the three and nine months ended September 30, 2013 compared to the same periods in 2012 were primarily due to the $1 billion gain recorded in the prior year periods related to the sale of our investment in A&E Television Networks LLC, as well as an impairment of $236 million of our equity method investment in, and loans with, a regional sports cable network based in Houston, Texas, which was recorded in the current year periods.

Consolidated Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2013 and 2012 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, uncertain tax positions and, until the close of the Redemption Transaction in March 2013, foreign income taxes and the partnership structure of NBCUniversal Holdings. We expect our 2013 annual effective tax rate to be in the range of 35% to 40%, absent changes in tax laws or significant changes in uncertain tax positions.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decreases in net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock for the three and nine months ended September 30, 2013 were primarily due to our acquisition of GE’s remaining 49% common equity interest in NBCUniversal Holdings in March 2013.

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

See Note 16 to our condensed consolidated financial statements for additional information on our subsidiary cross-guarantee structure.

We anticipate that we will continue to use a substantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities and to return capital to shareholders.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2013	2012
Operating income	$9,916	$8,885
Depreciation and amortization	5,873	5,815
Operating income before depreciation and amortization	15,789	14,700
Noncash share-based compensation	312	278
Changes in operating assets and liabilities	583	(254)
Cash basis operating income	16,684	14,724
Payments of interest	(1,768)	(1,725)
Payments of income taxes	(3,180)	(1,855)
Proceeds from investments and other	119	201
Excess tax benefits under share-based compensation	(176)	(106)
Net cash provided by operating activities	$11,679	$11,239

The changes in operating assets and liabilities for the nine months ended September 30, 2013 compared to the same period in 2012 were primarily related to the timing of receipts for our accounts receivable and payments of our accounts payable related to trade creditors, a decrease in film and television costs, and the timing of operating items associated with our broadcast of the 2012 London Olympics in the prior year period.

The increase in income tax payments for the nine months ended September 30, 2013 compared to the same period in 2012 was primarily due to higher taxable income from operations, tax payments made in 2013 that related to 2012, the net impact of the economic stimulus legislation, the settlement of tax disputes and the repatriation of foreign earnings in the first half of 2013.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2013 consisted primarily of cash paid for capital expenditures, NBCUniversal’s acquisitions of real estate properties, purchases of investments and cash paid for intangible assets. NBCUniversal’s acquisitions of real estate properties were its purchases of the 30 Rockefeller Plaza properties in connection with the Redemption Transaction and of the property located at 10 Universal City Plaza, which is adjacent to Universal Studios in Hollywood, California. The purchases of investments primarily related to equity securities to be held as collateral for our prepaid forward sale agreements.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2013 consisted primarily of our acquisition of GE’s remaining 49% common equity interest in NBCUniversal Holdings, repayments of debt, repurchases of our common stock, dividend payments and the effective settlement of our Station Venture liability, primarily offset by proceeds from borrowings.

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

On March 19, 2013, NBCUniversal Enterprise amended and restated the existing credit agreement of NBCUniversal to, among other things, substitute NBCUniversal Enterprise for NBCUniversal as the sole borrower, reduce the borrowing capacity of the facility from $1.5 billion to $1.35 billion, extend the term of the facility to March 2018 and revise the interest rate on borrowings. The interest rate on the credit facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of September 30, 2013, the interest rate was 1.252%. Following the amendments to this credit agreement, NBCUniversal’s commercial paper program was terminated.

Our commercial paper program provides a lower cost source of borrowing to fund our short-term working capital requirements and is supported by the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility due June 2017. In September 2013, we increased the borrowing capacity of our commercial paper program from $2.25 billion to $6.25 billion.

As of September 30, 2013, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $5.7 billion, which included $100 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the nine months ended September 30, 2013, we repurchased 38 million shares of our Class A Special common stock for $1.5 billion.

In February 2013, our Board of Directors approved a 20% increase in our dividend to $0.78 per share on an annualized basis. In February, May and July 2013, our Board of Directors approved a quarterly dividend of $0.195 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2013	$514	April
Three months ended June 30, 2013	$512	July
Three months ended September 30, 2013	$510	October

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights, accounting for income taxes, and accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2013 and no impairment charge was required.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes our Class A Special common stock repurchases under our Board-authorized share repurchase program during the three months ended September 30, 2013.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
July 1-31, 2013	—	$—	—	$—	$2,500,000,000
August 1-31, 2013	5,968,560	$41.89	5,968,560	$250,000,000	$2,250,000,000
September 1-30, 2013	6,034,701	$41.43	6,034,701	$250,000,000	$2,000,000,000
Total	12,003,261	$41.66	12,003,261	$500,000,000	$2,000,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the nine months ended September 30, 2013, we repurchased $1.5 billion of shares and expect to repurchase an additional $500 million during the remainder of 2013, subject to market conditions.

The total number of shares purchased during the three months ended September 30, 2013 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Exhibit No.	Description
10.1*

Amendment No. 10 to Employment Agreement between Comcast Corporation and Brian L. Roberts, effective as of June 30, 2013 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on July 24, 2013).

10.2*

Amendment No. 2 to Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of August 16, 2013 (incorporated by reference to Exhibit 99.1 to our Current Report on Form 8-K filed on August 16, 2013).

10.3*	Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan.
31	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2013, filed with the Securities and Exchange Commission on October 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

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

Date: October 30, 2013