Form 10-K
period 2013-12-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2014-02-12
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2013

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION PENNSYLVANIA One Comcast Center Philadelphia, PA 19103-2838 (215) 286-1700	27-0000798
333-174175	NBCUniversal Media, LLC DELAWARE 30 Rockefeller Plaza New York, NY 10112-0015 (212) 664-4444	14-1682529

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Comcast Corporation –

Title of Each Class	Name of Each Exchange on which Registered

Class A Common Stock, $0.01 par value

Class A Special Common Stock, $0.01 par value

2.0% Exchangeable Subordinated Debentures due 2029

5.00% Notes due 2061

5.50% Notes due 2029

9.455% Guaranteed Notes due 2022

NASDAQ Global Select Market NASDAQ Global Select Market New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

NBCUniversal Media, LLC – NONE

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Comcast Corporation – NONE

NBCUniversal Media, LLC – NONE

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.

Comcast Corporation	Yes ☒	No ☐
NBCUniversal Media, LLC	Yes ☒	No ☐

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Comcast Corporation	Yes ☐	No ☒
NBCUniversal Media, LLC	Yes ☐	No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.

Comcast Corporation	Yes ☒	No ☐
NBCUniversal Media, LLC	Yes ☒	No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Comcast Corporation	Yes ☒	No ☐
NBCUniversal Media, LLC	Yes ☒	No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K.

Comcast Corporation	☒
NBCUniversal Media, LLC	N/A

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Comcast Corporation	Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
NBCUniversal Media, LLC	Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Comcast Corporation	Yes ☐	No ☒
NBCUniversal Media, LLC	Yes ☐	No ☒

As of June 30, 2013, the aggregate market value of the Comcast Corporation Class A common stock and Class A Special common stock held by non-affiliates of the Registrant was $88.984 billion and $18.733 billion, respectively.

As of December 31, 2013, there were 2,138,075,133 shares of Comcast Corporation Class A common stock, 459,030,180 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date: Not applicable for NBCUniversal Media, LLC.

NBCUniversal Media, LLC meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Comcast Corporation – Part III – The Registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2014.

NBCUniversal Media, LLC – NONE

Comcast Corporation

2013 Annual Report on Form 10-K

Explanatory Note

This Annual Report on Form 10-K is a combined report being filed separately by Comcast Corporation (“Comcast”) and NBCUniversal Media, LLC (“NBCUniversal”). Comcast owns all of the common equity interests in NBCUniversal, and NBCUniversal meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing its information within this Form 10-K with the reduced disclosure format. Each of Comcast and NBCUniversal is filing on its own behalf the information contained in this report that relates to itself, and neither company makes any representation as to information relating to the other company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company, along with notes to the consolidated financial statements, are included in this report. Unless indicated otherwise, throughout this Annual Report on Form 10-K, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal Media, LLC (“NBCUniversal”) and its consolidated subsidiaries, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

This Annual Report on Form 10-K is for the year ended December 31, 2013. This Annual Report on Form 10-K modifies and supersedes documents filed before it.

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

Part I

Item 1: Business

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. Comcast was incorporated under the laws of Pennsylvania in 2001, and through its predecessors, has developed, managed and operated cable systems since 1963. In 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBCUniversal, and in 2013, we acquired GE’s remaining 49% common equity interest in NBCUniversal. We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments.

•

Cable Communications: Consists of the operations of Comcast Cable, which is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar services to businesses and sell advertising.

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, and our cable television production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our 10 NBC and 17 Telemundo owned local broadcast television stations, and our broadcast television production operations.

•	Filmed Entertainment: Consists primarily of the studio operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the “NBCUniversal segments.”

In 2013, our Cable Communications segment generated 65% of our consolidated revenue and 80% of our operating income before depreciation and amortization.

Our other business interests primarily include Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

For financial and other information about our reportable business segments, refer to Note 19 to Comcast’s consolidated financial statements and Note 18 to NBCUniversal’s consolidated financial statements included in this Annual Report on Form 10-K.

Available Information and Websites

Comcast’s phone number is (215) 286-1700, and its principal executive offices are located at One Comcast Center, Philadelphia, PA 19103-2838. NBCUniversal’s phone number is (212) 664-4444, and its principal executive offices are located at 30 Rockefeller Plaza, New York, NY 10112-0015. The public may read and copy any materials filed with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. Comcast and NBCUniversal’s Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and any amendments to such reports filed with or furnished to the

1	Comcast 2013 Annual Report on Form 10-K

SEC under Sections 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are available free of charge on the SEC’s website at www.sec.gov and on Comcast’s website at www.comcastcorporation.com as soon as reasonably practicable after such reports are electronically filed with the SEC. The information posted on our websites is not incorporated into our SEC filings.

General Developments of Our Businesses

The following are the more significant developments in our businesses during 2013:

•	an increase in consolidated revenue of 3.3% to $64.7 billion and an increase in consolidated operating income of 11.4% to $13.6 billion

•

the acquisition in March 2013 by Comcast of GE’s remaining 49% common equity interest in NBCUniversal Holdings and NBCUniversal’s purchase from GE of certain properties NBCUniversal occupies; see “Redemption Transaction” below for additional information

Cable Communications Segment

•

an increase in Cable Communications segment revenue of 5.6% to $41.8 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 5.8% to $17.2 billion

•

an increase in Cable Communications segment capital expenditures of 9.8% to $5.4 billion primarily due to the investment in our IP and cloud-enabled video platform, referred to as our X1 platform, the deployment of our wireless gateways in customers’ homes, and our continued investment in network infrastructure, as well as the expansion of business services and our home security and automation services

•	our X1 platform is now available in all of the markets in which we operate, and we have purchased and deployed over 7 million wireless gateways

•	the continued expansion of video offerings for our customers via On Demand and online, including the launch of a mobile app that enables live-streaming of certain programming content

NBCUniversal Segments

•

an increase in total NBCUniversal revenue of 5.7% to $23.7 billion when excluding the impact from our broadcasts of the Super Bowl and London Olympics in 2012, and a decrease of 0.7% when including $1.4 billion of revenue in the prior year related to these events

•	an increase in total NBCUniversal operating income before depreciation and amortization of 15.2% to $4.7 billion

•

the continued investment in original programming and sports programming rights at both our cable networks and broadcast networks and the continued investment in new attractions at our Universal theme parks, including the Transformers and Despicable Me attractions and the expansion of the Harry Potter attraction

Comcast 2013 Annual Report on Form 10-K	2

Redemption Transaction

On March 19, 2013, Comcast acquired GE’s 49% remaining common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, NBCUniversal purchased from GE certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for approximately $1.4 billion. See Note 4 to Comcast’s consolidated financial statements for additional information on these transactions.

Description of Our Businesses

Cable Communications Segment

The table below summarizes certain customer and penetration data for our cable system operations.

December 31 (in millions)	2013	2012	2011	2010	2009
Homes and businesses passed(a)	53.8	53.2	52.5	51.9	51.2
Video
Video customers(b)	21.7	22.0	22.3	22.8	23.6
Video penetration(c)	40.3%	41.4%	42.5%	43.9%	46.0%
Digital video customers(d)	21.3	21.2	20.6	19.7	18.4
Digital video penetration(d)	98.2%	96.6%	92.0%	86.6%	78.2%
High-speed Internet
High-speed Internet customers	20.7	19.4	18.1	17.0	15.9
High-speed Internet penetration(c)	38.4%	36.4%	34.6%	32.7%	31.1%
Voice
Voice customers	10.7	10.0	9.3	8.6	7.6
Voice penetration(c)	19.9%	18.7%	17.8%	16.6%	14.9%

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

3	Comcast 2013 Annual Report on Form 10-K

The Areas We Serve

The map below highlights the markets in which we offer cable services and that have 125,000 or more video customers. The locations that are bolded represent the markets we operate in that are also included in the top 25 U.S. TV markets as of December 31, 2013.

Video Services

We offer a broad variety of video services under the XFINITY brand, with access to hundreds of channels depending on the level of service. Our levels of service typically range from a limited basic service with access to between 20 and 40 channels of video programming to a full digital service with access to over 300 channels. Our video services generally include programming provided by national broadcast networks, local broadcast stations, and national and regional cable networks, as well as governmental and public access programming. Our digital video services generally include access to our On Demand service and an interactive, on-screen program guide. We also offer packages that include extensive amounts of foreign-language programming, and we offer other specialty tiers of programming with sports, family and international themes. We tailor our video services offerings that serve a particular geographic area according to applicable local and federal regulatory requirements, programming preferences, and demographics.

Our video customers may also subscribe to premium network programming. Premium networks include cable networks such as HBO, Showtime, Starz and Cinemax that generally offer, without commercial interruption, movies, original programming, live and taped sporting events and concerts, and other features.

Our On Demand service provides our digital video customers with almost 50,000 programming choices, including 15,000 in high definition in select markets. A substantial portion of our On Demand content is available to our digital video customers at no additional charge. Digital video customers that subscribe to a premium network have access to the premium network’s On Demand content without additional fees. Our On Demand service also allows our video customers to view, in most cases for a specified fee, individual new release movies and special-event programs, such as sporting events and concerts. We plan to continue increasing the number of On Demand choices available, including HD programming. In 2013, we began to offer our customers the option to purchase select movies and television shows electronically.

Comcast 2013 Annual Report on Form 10-K	4

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

We have invested in our IP and cloud-enabled video platform, referred to as our X1 platform, which is now available in all of the markets in which we operate. The X1 platform provides integrated search functionality, personalized recommendations and apps accessible through televisions. Our video customers also have the ability to view certain live programming and our On Demand content, browse program listings, schedule and manage DVR recordings, and view additional movies and other content online.

Video customers may also subscribe to our Streampix service, which, depending on the customer’s level of service, may include a monthly fee. Streampix provides customers with access to certain programming via On Demand, online and through our mobile apps for smartphones and tablets.

High-Speed Internet Services

We offer a variety of high-speed Internet services with downstream speeds of up to 105 Mbps, and we also have introduced downstream speeds of up to 505 Mbps in limited markets. These services also include our Internet portal, XFINITY.comcast.net, which provides access to email, an address book, online storage and online security features. Our customers also have the ability to access these services, including the ability to manage their email accounts and security features, using our mobile apps for smartphones and tablets.

Voice Services

We offer voice service plans using an interconnected Voice over Internet Protocol (“VoIP”) technology that provide either usage-based or unlimited local and domestic long-distance calling and include options for international calling plans, voicemail, voicemail transcriptions, text messaging, caller ID and call waiting. For customers with our high-speed Internet services, our voice services also include the ability to access and manage voicemail, text messaging and other account features through XFINITY.comcast.net or by using our mobile apps for smartphones and tablets.

Business Services

We offer our cable services to small (up to 20 employees) and medium-sized (up to 500 employees) businesses (“business services”). In addition to the features provided to our residential cable services customers, our services for business customers include a website hosting service, an interactive tool that allows customers to share, coordinate and store documents online, hosted voice services using cloud network servers, a business directory listing, and the added capacity for multiple phone lines.

We also offer advanced voice services and Ethernet network services to our medium-sized business customers that connect multiple locations, as well as cellular backhaul services to mobile network operators to help them manage network bandwidth.

Advertising

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell to local, regional and national advertisers under the Spotlight brand. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also represent the advertising sales of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service.

5	Comcast 2013 Annual Report on Form 10-K

Other Revenue Sources

We receive revenue related to cable franchise and other regulatory fees. We also receive revenue related to our digital media center, commissions from electronic retailing networks, and fees from other newer services, such as our home security and automation services. Our cable franchise and regulatory fees represent the fees required to be paid to federal, state and local authorities that we pass through to our customers. Under the terms of our franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. Our home security and automation offerings provide home monitoring services to our customers, as well as the ability to manage other functions within the home, such as lighting and climate control, through XFINITY.comcast.net or our mobile apps for smartphones and tablets.

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

We continue to focus on technology initiatives, such as:

•

developing and launching next-generation media and content delivery platforms, such as our X1 platform, that use IP technology and our own cloud network servers to deliver video and advanced search capabilities and allow access to certain third-party apps via the Internet, such as Pandora and Facebook

•

enabling a variety of consumer electronic devices, including computers, tablets, smartphones and Internet-connected televisions, to view and control certain live programming and other content we provide to our video customers

•	expanding the use of our network to launch new services, including providing services to medium-sized businesses and offering home security and automation services

•	developing and launching wireless options such as Wi-Fi to extend our services outside the home to provide mobility through the use of apps for smartphones and tablets

•

developing and deploying wireless gateways in the home that enable our residential high-speed Internet customers to receive higher Internet speeds and to improve the use of multiple Internet-enabled devices at the same time, and to allow for more activity on these devices

•

deploying multiple tools to recapture bandwidth and optimize our network, including using advanced video encoding and digital compression technologies and DOCSIS innovations, including DOCSIS 3.0 and 3.1

•

developing and deploying technology and software that allow us to better identify and resolve problems with our cable services and provide for better integration of our software with third-party software

•	developing and deploying technology and software that allow customers to subscribe to cable services via the Internet, perform self-diagnostics and resolve problems with our cable services

Comcast 2013 Annual Report on Form 10-K	6

Sources of Supply

To offer our video services, we license a substantial portion of our programming from cable and broadcast networks, as well as from local broadcast television stations. We attempt to secure long-term programming distribution agreements with our content providers. We also license individual programs or packages of programs from programming suppliers for our On Demand and streaming services. We seek to include in our distribution agreements the rights to offer such programming to our subscribers through multiple delivery platforms that may be used in a variety of locations, such as through On Demand, XFINITY TV online, and through our mobile apps for smartphones and tablets.

Our video programming expenses are affected by the programming license fees charged by cable networks, fees we pay for retransmission of the signals from local broadcast television stations, the number of video customers we serve and the amount of content we provide. We anticipate that our programming expenses will continue to increase as we provide additional content to our customers, including in HD; as we deliver this content through an increasing number of platforms, including On Demand, online and through our mobile apps for smartphones and tablets; and as the fees we pay increase. We believe that adding more content and delivering it on various platforms will help us attract and retain video customers.

We purchase from a limited number of suppliers a significant number of set-top boxes, network equipment and services that we use in providing our cable services.

For our high-speed Internet services, we license software products (such as email and security software) and content (such as news feeds) for our portal, XFINITY.comcast.net, from a variety of suppliers under contracts in which we generally pay on a fixed-fee basis, on a per subscriber basis in the case of software product licenses or on a video advertising revenue share basis in the case of content licenses.

For our voice services, we license software products (such as voicemail and text messaging) from a variety of suppliers under multiyear contracts. The fees we pay are generally based on the consumption of the related services.

We use two primary vendors to provide customer billing for our cable services.

Customer and Technical Services

Our customer service call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, plant maintenance and upgrades to our cable distribution system.

Sales and Marketing

We offer our services directly to residential and business customers through our customer service call centers, customer service centers, door-to-door selling, direct mail advertising, television advertising, Internet advertising, local media advertising, telemarketing and retail outlets. We market our cable services both individually and as bundled services.

NBCUniversal Segments

In 2011, we closed the NBCUniversal and Universal Orlando transactions in which we acquired control of the businesses of NBCUniversal and Universal Orlando. In 2013, we acquired GE’s 49% remaining common equity interest in NBCUniversal. For additional information on these transactions, refer to Note 4 to Comcast’s consolidated financial statements and Note 3 to NBCUniversal’s consolidated financial statements included in this Annual Report on Form 10-K.

7	Comcast 2013 Annual Report on Form 10-K

Cable Networks

Our Cable Networks segment consists of a diversified portfolio of national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, various international channels, and our cable television production operations. We also own various digital media properties, which primarily consist of brand-aligned websites.

The table below presents a summary of our national cable networks.

Cable Network	Approximate U.S. Subscribers at December 31, 2013 (in millions)(a)	Description of Programming
USA Network	98	General entertainment
Syfy	97	Imagination-based entertainment
E!	96	Entertainment and pop culture
MSNBC	96	News and information
CNBC	95	Business and financial news
Bravo	94	Entertainment, culture and arts
Golf Channel	81	Golf competition and golf entertainment
Oxygen	78	Women’s interests
NBC Sports Network	77	Sports
Esquire Network	71	Men’s lifestyle and entertainment
Sprout	57	Children’s entertainment
Chiller	41	Horror and suspense
CNBC World	36	Global financial news
G4	31	Gamer lifestyle
Cloo	29	Crime, mystery and suspense
Universal HD	29	General entertainment HD programming

(a)

Subscriber data is based on The Nielsen Company’s January 2014 report, which is derived from information available during the period December 22, 2013 through December 28, 2013, except for Universal HD, which is derived from information provided by multichannel video providers.

The regional sports and news networks in our Cable Networks segment serve more than 35 million subscribers across the United States, including key markets such as Atlanta, Baltimore/Washington, Boston, Chicago, Philadelphia, Portland, Sacramento and San Francisco.

We market and distribute our cable network programming in the United States and internationally to multichannel video providers, as well as to digital distributors such as Netflix, Amazon, Hulu and Apple. These distributors may exhibit our content on television, including video on demand and pay-per-view, online and through mobile apps for smartphones and tablets.

Our cable networks produce their own programs or acquire programming rights from third parties. Our cable television production operations identify, develop and produce original content for cable television and other distribution platforms both for our cable networks and for those of third parties. We license this content to cable networks, broadcast networks and digital distributors.

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming and from the sale of advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of advertising time on our cable networks and related digital media properties. We also generate content licensing and other revenue primarily from the licensing of our owned programming on various distribution platforms in the United States and internationally.

Comcast 2013 Annual Report on Form 10-K	8

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast television networks, which together serve audiences and advertisers in all 50 states. Our Broadcast Television segment also includes our owned NBC and Telemundo local broadcast television stations and our broadcast television production operations. We also own various digital media properties, which primarily consist of brand-aligned websites.

Our Broadcast Television segment generates revenue primarily from the sale of advertising, from content licensing and from fees received under retransmission consent agreements. Advertising revenue is generated from the sale of advertising time on our broadcast networks, owned local television stations and related digital media properties. Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally, including to cable and broadcast networks and to digital distributors. Our owned local television stations receive fees from multichannel video providers in exchange for retransmission consent that allows carriage of the stations’ signals. We also receive a portion of the retransmission fees received by our NBC affiliated broadcast television stations. We expect these fees to continue to increase in the future as we, as well as our NBC affiliated broadcast television stations, renegotiate distribution agreements with multichannel video providers. We also generate revenue from the sale of our owned programming on standard-definition DVDs and Blu ray discs (together, “DVDs”) and through other online digital distributors such as iTunes.

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

The NBC network produces its own programs or acquires the rights to programming from third parties. NBCUniversal has various contractual commitments for the licensing of rights to multiyear programming, primarily sports programming. Our most significant sports programming commitments include an agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including Sunday Night Football on NBC through the 2022-23 season and the 2015, 2018 and 2021 Super Bowl games. In addition, the NBC network owns the U.S. broadcast rights for the summer and winter Olympic Games through 2020. We also have broadcast rights to a specified number of NHL games through the 2020-21 season, U.S. television rights to English Premier League soccer through the 2015-16 season, certain PGA TOUR golf events through 2021 and certain NASCAR events through 2024. NBCUniversal’s sports programming agreements also include rights to distribute content on our national cable networks, including NBC Sports Network and Golf Channel, on our regional sports networks where applicable, and also online, including through mobile apps available for smartphones and tablets.

Our broadcast television production operations develop and produce original content, including scripted and unscripted series and talk shows. This original content is licensed to broadcast networks, cable networks and local broadcast television stations owned by us and third parties, as well as to digital distributors, and is sold in DVD format, both in the United States and internationally. We also produce “first-run” syndicated shows, which are programs for initial exhibition on local television stations in the United States, on a market-by-market basis, without prior exhibition on a network. We currently distribute some of our television programs after their initial exhibition, as well as older television programs from our library, to local broadcast television stations and cable networks in the off-network syndication market.

9	Comcast 2013 Annual Report on Form 10-K

NBC Local Broadcast Television Stations

We own and operate 10 NBC affiliated local television stations that as of December 31, 2013 collectively reached 31 million U.S. television households, which represents approximately 27% of all U.S. television households. In addition to airing the NBC network’s national programming, our local television stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC affiliated local broadcast television stations that we own and operate.

DMA Served(a)	Station	General Market Rank(b)	Percentage of U.S. Television Households(c)
New York, NY	WNBC	1	6%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC	8	2%
Miami-Ft. Lauderdale, FL	WTVJ	16	1%
San Diego, CA	KNSD	28	1%
Hartford, CT	WVIT	30	1%

(a)	Designated market area (“DMA”) served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2013-14 season.

(c)

Based on Nielsen estimates for the 2013-14 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network, its 17 owned local television stations, the mun2 cable network and brand-aligned digital media properties.

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

Comcast 2013 Annual Report on Form 10-K	10

Telemundo Local Broadcast Television Stations

As of December 31, 2013, Telemundo owned 17 local television stations, including 16 local television stations affiliated with the Telemundo network and an independent television station in Puerto Rico. The table below presents a summary of these local television stations, which collectively reached approximately 59% of U.S. Hispanic television households as of December 31, 2013.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	13%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	4%
Dallas-Fort Worth, TX	KXTX	5	4%
Chicago, IL	WSNS	6	4%
San Francisco-Oakland-San Jose, CA	KSTS	7	3%
San Antonio, TX	KVDA(d)	8	3%
Phoenix, AZ	KTAZ	9	3%
Harlingen-Brownsville-McAllen, TX	KTLM	10	2%
Fresno, CA	KNSO(d)	14	2%
Denver, CO	KDEN	15	2%
Philadelphia, PA	WWSI	18	2%
Boston, MA	WNEU(d)	23	1%
Las Vegas, NV	KBLR	24	1%
Tucson, AZ	KHRR	25	1%
Puerto Rico	WKAQ	—	—

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 14.7 million U.S. Hispanic households as of December 31, 2013.

(c)

Based on Nielsen estimates for the 2013-14 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes both live-action and animated filmed entertainment worldwide. We also develop, produce and license live stage plays and own various digital media properties that are aligned with our filmed entertainment content.

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

11	Comcast 2013 Annual Report on Form 10-K

The majority of our produced and acquired films are initially distributed for exhibition in movie theaters. After their release in movie theaters, we sell and license our films through various methods. We distribute our films globally by selling them in DVD format to retail stores, rental kiosks and subscription by mail services and by selling electronic copies through digital distributors and video-on-demand services provided by multichannel video providers, including our Cable Communications segment. We also license our films, including selections from our film library, to cable, broadcast and premium networks, to digital distributors, and to video-on-demand and pay-per-view services. The volume of our content that is made available through digital distributors is increasing as consumers continue to seek alternative ways to view our content.

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, the sale of our owned and acquired films in home entertainment formats, such as DVDs, and the licensing of our owned and acquired films. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties as well as from various digital media properties.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as CityWalk, a dining, retail and entertainment complex. Universal Orlando also features three on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood consists primarily of Universal Studios Hollywood. In addition, we license the right to use the Universal Studios brand name and other intellectual property, and also provide other services, to third parties that own and operate the Universal Studios Japan theme park in Osaka, Japan and the Universal Studios Singapore theme park on Sentosa Island, Singapore. We also own a water park, Wet ‘n Wild, located in Orlando.

Our Theme Parks segment licenses the right to use a substantial amount of intellectual property from third parties for its themed elements in rides, attractions, retail outlets and merchandising.

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise. We also receive fees from the third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Competition

All of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information products and services to consumers. Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior.

Cable Communications

Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all our service areas, and phone companies, which overlap approximately 45% of our service areas and are continuing to expand their fiber-based networks. These competitors offer features, pricing and packaging for cable services that are comparable to the pricing and services we offer. There also continue to be new companies, some with significant financial resources, that potentially may compete on a larger scale with our cable services. For example, companies continue to emerge that provide Internet streaming and downloading of video programming, some of which charge a

Comcast 2013 Annual Report on Form 10-K	12

nominal or no fee, and Google recently launched high-speed Internet and video services in a limited number of areas. Moreover, wireless technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as a result of wireless and Internet-based phone services.

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

We also may compete with online digital distributors that offer online services and devices that enable Internet video streaming and downloading of movies, television shows and other video programming.

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

Phone Companies

Certain phone companies, in particular AT&T, Verizon and CenturyLink, have built and are continuing to build wireline fiber-optic-based networks that provide video and high-speed Internet services in substantial portions of our service areas. These and other phone companies also may market video services provided by DBS providers in certain areas where they provide only high-speed Internet and phone services.

Other Wireline Providers

Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to phone companies, various other companies, including those that traditionally have not provided cable services and have significant financial resources, have obtained cable franchises and provide competing cable services. These and other cable

13	Comcast 2013 Annual Report on Form 10-K

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

Other

We may also compete with newer online services from digital distributors that enable Internet video streaming and downloading of movies, television shows and other video programming and in some cases charge a nominal or no fee. Additionally, we may compete with consumer electronic companies that sell Internet-connected TVs or gaming consoles that provide their own user interface for searching TV programs and offer links to various third-party apps. The success of these newer services could negatively impact demand for our video services, including for our DVR, premium network, On Demand and streaming services.

Our cable services also may compete for customers with other companies, such as local broadcast television stations that provide multiple channels of free over-the-air programming, as well as newer services that provide programming from such broadcasts online for a fee, as well as video rental services and home entertainment products.

High-Speed Internet Services

We compete with a number of companies offering Internet services, many of which have substantial resources, including:

•	wireline phone companies

•	Internet service providers

•	wireless phone companies and other providers of wireless Internet service

•	power companies

•	municipal broadband networks

Digital subscriber line (“DSL”) technology allows Internet access to be provided to customers over phone lines at data transmission speeds substantially greater than those of dial-up modems. Phone companies and certain other companies offer DSL service, and several of these companies have increased data transmission speeds, lowered prices or created bundled service packages. In addition, some phone companies, such as AT&T, Verizon and CenturyLink, have built and are continuing to build fiber-optic-based networks that allow them to provide data transmission speeds that exceed those that can be provided with DSL technology and are now offering these higher-speed services in many of our service areas. Additionally, Google recently launched high-speed Internet services in a limited number of areas.

Various wireless companies are offering Internet services using a variety of network types, including 3G and 4G wireless high-speed Internet networks and Wi-Fi networks. Some of these services are similar to ours. These networks work with devices such as wireless data cards and wireless embedded devices, such as smartphones, laptops, tablets and mobile wireless routers that connect to such embedded devices. In addition, a growing number of commercial venues, such as retail malls, restaurants and airports, offer Wi-Fi

Comcast 2013 Annual Report on Form 10-K	14

service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and other Internet access networks. The availability of these wireless offerings could negatively impact the demand for our high-speed Internet services.

Voice Services

Our voice services compete with wireline phone companies, including incumbent local exchange carriers (“ILECs”) competitive local exchange carriers (“CLECs”), wireless phone service providers and other VoIP service providers. Certain phone companies, such as the ILECs AT&T and Verizon, have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources. In addition, we are increasingly competing with wireless phone service providers as people substitute mobile phones for landline phones and with Internet-based phone services.

Business Services

Our business services primarily compete with a variety of phone companies, including ILECs and CLECs. These companies either operate their own network infrastructure or rely on reselling another carrier’s network. We also compete with satellite operators who provide video offerings for businesses.

NBCUniversal Segments

Cable Networks and Broadcast Television

Our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including cable, broadcast and premium networks, local broadcast television stations, home entertainment, pay-per-view and video-on-demand services, online activities, such as social networking and viewing user-generated content, and other forms of entertainment, news and information. Our cable networks, broadcast television networks and owned local broadcast television stations may compete for viewers’ attention with digital distributors, some of which have their own high-quality original content.

Our cable networks, broadcast television networks and owned local broadcast television stations compete for the acquisition of programming and for on-air and creative talent with other cable and broadcast networks, local television stations and online digital distributors. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant.

Our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers and online digital distributors. Our broadcast television networks compete with the other broadcast networks in markets across the United States to secure affiliations with independently owned television stations, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

In addition, our cable networks and broadcast television production operations compete with other production companies and creators of content for the acquisition of story properties, creative, performing and technical personnel, and with distributors for their content and for consumer interest in their content.

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

15	Comcast 2013 Annual Report on Form 10-K

as scripts for films. Our filmed entertainment business also competes with the other major studios and other producers of entertainment content for sources of financing for the production of its films, for the exhibition of its films in theaters, and for shelf space in retail stores for its DVDs and with digital distributors for the licensing and sale of its products.

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

Advertising

Our cable communications business, cable networks, broadcast television networks, and owned local broadcast television stations compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites. Additionally, advertisers’ willingness to purchase advertising from us may be adversely affected by lower audience ratings at our cable networks, broadcast television networks and owned local broadcast television stations. Declines in advertising revenue also can be caused by increased competition for the leisure time of audiences and audience fragmentation and from the growing use of new technologies such as DVRs, which give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within programming.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Seasonality and Cyclicality” for additional information.

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses, which are also subject to other regulation by federal, state, local and foreign authorities under applicable laws and regulations, as well as under agreements we enter into with franchising authorities. In addition, our businesses are subject to compliance with the terms of the FCC Order approving the NBCUniversal transaction (the “NBCUniversal Order”) and a consent decree entered into between us, the DOJ and five states (the “NBCUniversal Consent Decree”), which contain conditions and commitments of varying duration, ranging from three to seven years after September 2011. Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, which may significantly affect our businesses. For example, Congress is currently considering a number of legislative proposals addressing communications issues, including whether it should rewrite the entire Communications Act to account for the ever-evolving communications marketplace, whether it should reform retransmission consent and whether it should address the FCC’s authority to implement open Internet regulations. We are unable to predict any such changes, or how any such changes would ultimately affect our businesses. The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the NBCUniversal Order, the NBCUniversal Consent Decree, and other legislation and regulations for further information.

Comcast 2013 Annual Report on Form 10-K	16

Cable Communications Segment

Video Services

Program Carriage

The Communications Act and FCC regulations prohibit cable operators and other multichannel video providers from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC has adopted regulations that we believe increase the likelihood of program carriage complaints and is considering proposals to further expand program carriage regulations that may be disadvantageous to us. In July 2012, the FCC ruled against us in a program carriage complaint initiated by The Tennis Channel. We challenged that decision in court, and the federal courts overturned it, although The Tennis Channel is seeking further judicial review from the Supreme Court. In addition, the NBCUniversal Order prohibits discriminating against a network on the basis of its non-affiliation in the selection, terms or conditions for carriage, and requires that, if we place news and/or business news channels in a channel lineup “neighborhood,” we must place all independent news and business news channels in that neighborhood. Bloomberg Television filed a complaint at the FCC invoking this condition. The FCC ruled substantially in favor of Bloomberg but did not grant all of the relief Bloomberg had requested. Both Comcast and Bloomberg have challenged the FCC’s ruling in court and those cases are pending. We have been involved in other program carriage disputes at the FCC and may continue to be subject to program carriage complaints in the future. Adverse decisions in disputes under the program carriage regulations or NBCUniversal Order conditions could negatively affect our business.

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial broadcast television stations. Alternatively, local broadcast television stations may choose to negotiate with a cable operator for retransmission consent, under which the station gives up its must-carry rights and instead seeks to negotiate a carriage agreement with the cable operator. Such an agreement may involve payments to the station. We are currently paying certain local broadcast television stations in exchange for their required consent for the retransmission of the stations’ broadcast programming to our video services customers and expect to continue to be subject to increasing demands for payment and other concessions from local broadcast television stations. For information on must-carry and retransmission consent issues relating to our broadcast television business, see “NBCUniversal Segments — Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

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

17	Comcast 2013 Annual Report on Form 10-K

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

Cable Equipment

The FCC has adopted regulations aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services. With the exception of certain one-way devices, like digital transport adapters, these regulations prohibit cable operators from deploying new set-top boxes that perform both channel navigation and security functions. As a result, most set-top boxes that we purchase must rely on a separate security device known as a CableCARD. In addition, the FCC has adopted regulations aimed at promoting the manufacture of plug-and-play TV sets and other equipment that can connect directly to a cable system with a CableCARD and receive one-way video services without the need for a set-top box. The regulations also require cable operators to provide a credit to customers who use plug-and-play equipment purchased at retail and to allow them to self-install CableCARDs rather than having to arrange for professional installation. A federal court vacated some of these CableCARD rules in a decision in January 2013. The FCC has sought comment on an equipment manufacturer’s proposal that the FCC readopt these rules, and also has received requests that it supplant CableCARDs with another technology that would enable retail video devices to work on any multichannel video provider system, not just a cable system. We are unable to predict what, if any, proposals might be adopted or what effect they might have on our cable business.

In December 2013, we, other multichannel video providers, equipment manufacturers and other entities announced a voluntary agreement taking steps to improve the energy efficiency of set-top boxes. In response, the Department of Energy terminated a rulemaking it had initiated in this area. However, proposals to impose energy efficiency requirements on set-top boxes and network equipment continue to be considered at the state level and we cannot predict what, if any, proposals might be adopted in the future. In addition, the NBCUniversal Order requires us to fulfill commitments designed to improve the parental control tools and information available to parents, including providing navigation and blocking capabilities for certain set-top boxes.

MDUs and Inside Wiring

FCC regulations prohibit exclusive video service access agreements between cable operators and MDUs or other private residential real estate developments, as well as our enforcement of exclusivity provisions in any of our pre-existing access agreements. FCC regulations also facilitate competitors’ access to the cable wiring inside such properties.

Pole Attachments

The Communications Act permits the FCC to regulate the rates that pole-owning utility companies (with the exception of municipal utilities and rural cooperatives) charge cable systems for attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the terms of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole attachment rate standards. Until recently, the pole attachment rates applicable to telecommunications services were significantly higher than the rates we currently pay for cable and other services. In February 2013, a federal court upheld the FCC’s pole rate formula that reduces the rates for telecommunications service pole attachments to levels that are at or near the rates for cable attachments, but utility companies are able to rebut certain presumptions in the new formula, and it is expected that most will attempt to do so.

Comcast 2013 Annual Report on Form 10-K	18

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

Franchising

Cable operators generally operate their cable systems under nonexclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act permits franchising authorities to establish reasonable requirements for public, educational and governmental access (“PEG”) programming, and some of our franchises require substantial channel capacity and financial support for this programming. The NBCUniversal Order contains various PEG-related conditions, including a requirement that we do not migrate PEG channels to digital delivery on our cable system until the system has converted to all-digital distribution or until the government entity that is responsible for the system’s PEG operations expressly agrees. The Communications Act also contains provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects are generally favorable.

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

Copyright Regulation

In exchange for filing reports and contributing a percentage of revenue to a federal copyright royalty pool, cable operators can obtain blanket permission to retransmit copyrighted material contained in broadcast signals. The possible modification or elimination of this copyright license is the subject of ongoing legislative and administrative review. The Satellite Television Extension and Localism Act of 2010 (“STELA”), which expires in 2014, made several revisions to the cable operator’s compulsory copyright license, including clarifying that cable operators must pay additional royalty fees for each digital multicast programming stream from an out-of market broadcast station they retransmit that does not duplicate the content of the station’s primary stream. It also establishes an audit mechanism for copyright owners to review a cable operator’s copyright royalty reporting practices, which the Copyright Office is now in the process of implementing. Extension of STELA will be an issue that Congress addresses in 2014. As required by STELA, the Copyright Office, the GAO and the FCC all issued reports to Congress in 2011 that generally supported an eventual phaseout of the compulsory licenses, although they also acknowledged the potential adverse impact on cable

19	Comcast 2013 Annual Report on Form 10-K

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

In 2010, the FCC adopted “open Internet” regulations applicable to broadband Internet service providers (“ISPs”). The regulations required broadband ISPs such as us to disclose information regarding network management, performance and commercial terms of the service (the “transparency rule”); barred broadband ISPs from blocking access to lawful content, applications, services or non-harmful devices; and barred wireline broadband ISPs such as us from unreasonably discriminating in transmitting lawful network traffic. The no-blocking and non-discrimination requirements allowed for reasonable network management. The FCC did not prohibit speed tiers or usage-based pricing, but specifically noted that “paid prioritization” (i.e., charging content, application and service providers for prioritizing their traffic over our last-mile facilities) or an ISP’s prioritizing of its own Internet content likely would violate these regulations. In January 2014, the U.S. Court of Appeals for the D.C. Circuit vacated all of the FCC’s rules except for the transparency rule but the court clarified that the FCC had the fundamental authority to regulate broadband Internet access services as a general matter. Nevertheless, Comcast remains bound by the FCC’s original “open Internet” regulations as a condition of the NBCUniversal Order and the NBCUniversal Consent Decree for the remainder of the term of those orders. The requirements apply to any broadband Internet access service that we provide, to consumers regardless of whether it is accessed through a set-top box, gaming console, computer or other device. It is possible that the FCC may seek to adopt new Internet regulations or take other actions that restrict the manner in which we and other ISPs provide Internet services. The FCC also may attempt to reclassify broadband Internet service as a “telecommunications service,” which would authorize the FCC to subject it to traditional common carriage regulation under Title II of the Communications Act. Under a Title II framework, the FCC could potentially regulate our customer rates for broadband Internet services and could prohibit or seriously restrict arrangements between us and Internet content, application, and service providers, including backbone connection arrangements. The FCC might also take a broader view of its existing authority, as confirmed by the court decision, to adopt any regulation that conceivably would promote broadband deployment and adoption so long as it is not a common carrier regulation, and states may also attempt to regulate the Internet pursuant to the court’s decision.

The NBCUniversal Order and NBCUniversal Consent Decree also include various conditions and commitments requiring us to expand our broadband service areas, to continue to offer all of our high-speed Internet service speed tiers on a stand-alone basis at reasonable market-based prices, to offer a new stand-alone 6 Mbps downstream tier (known as the performance starter tier) for $49.95 per month for three years, to maintain a high-speed Internet service of at least 12 Mbps downstream across most of our footprint, and to not discriminate in how we treat “specialized services” (defined as services we provide over the same last-mile facilities as our high-speed Internet service, but not including our high-speed Internet service, video services or voice services). We have taken a number of steps to comply with these conditions. In 2012, after an FCC inquiry into whether we failed to comply with the stand-alone broadband condition, we entered into a consent decree with the FCC to extend our offering of the performance starter tier for one additional year until Febru-

Comcast 2013 Annual Report on Form 10-K	20

ary 2015 and to reinforce the promotion of our stand-alone broadband offerings, including training our sales representatives with respect to these offerings.

A federal program known as the Universal Service program generally requires telecommunications service providers to pay a fee based on revenue from their services into a fund used to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. The FCC issued an order in November 2011 that changed the way that a majority of Universal Service funds are allocated and began implementing that order in 2012. By focusing on broadband and wireless deployment, and moving away from supporting traditional telephone service, the changes could assist some of our competitors in more effectively competing with our service offerings, while others could receive less funding. The actual impact of the changes is not yet known. The FCC’s ruling is under review in federal court.

In addition, in November 2011, the FCC initiated a further rulemaking on IP interconnection issues that may have an impact on Internet interconnection arrangements. We have a number of peering and transit arrangements with other network operators, and these arrangements historically have not been regulated by the FCC. The FCC Chairman, however, has stressed that the FCC has a responsibility to ensure “connectivity” of the Internet and although he has made clear that he does not consider peering and transit arrangements to be an “open Internet” issue, he considers it a related issue that the FCC, at a minimum, should monitor. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business.

In addition, Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial email. For example, in 1998, the Internet Tax Freedom Act was enacted in an effort to promote use of the Internet, and it has been extended three times, but is scheduled to expire on November 1, 2014, unless it is extended again. State and local governments also have adopted Internet-related regulations. Furthermore, Congress, the FCC, and certain state and local governments are considering proposals to impose customer service, quality of service, expanded copyright protection requirements, taxation, child safety, privacy and standard pricing regulations on high-speed Internet service providers. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

Voice Services

We provide voice services by using interconnected VoIP technology. The FCC has adopted a number of regulations for providers of nontraditional voice services such as ours, including regulations relating to customer proprietary network information, local number portability duties and benefits, disability access, E911, law enforcement assistance (CALEA), outage reporting, rural call completion reporting, Universal Service Fund contribution obligations, domestic discontinuance requirements and certain regulatory filing requirements. The FCC has not yet ruled on whether interconnected VoIP service should be classified as an “information service” or a “telecommunications service” under the Communications Act. The classification determination is important because telecommunications services are still regulated more pervasively than information services. The regulatory environment for our voice services therefore remains uncertain at both the federal and the state levels. Until the FCC definitively classifies interconnected VoIP service, state regulatory commissions and legislatures may continue to investigate imposing regulatory requirements on our voice services. For example, in Vermont, following a court remand faulting the state commission for failing to consider certain arguments in finding that our voice services are telephone services subject to state regulation, the state commission is continuing a proceeding into how to classify our voice services. A number of states have enacted laws that preclude state public utility regulation of VoIP-based services notwithstanding how they are classified under federal law.

21	Comcast 2013 Annual Report on Form 10-K

Because the FCC has not determined the appropriate classification of our voice services, the precise scope of interconnection regulations applicable to us as a provider of nontraditional voice services is not clear. In light of this uncertainty, providers of nontraditional voice services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone company networks by contracting with an existing CLEC, whose right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies is set forth in the Communications Act. We have arranged for such interconnection rights through our affiliated CLECs. While some traditional wireline phone companies have challenged our right to interconnect directly with them, we have prevailed in all of these challenges, and no such challenges are currently pending. However, if a regulatory or judicial authority were to deny our ability to interconnect through one of our CLECs, our ability to provide voice services and compete in the area in question would be negatively impacted. In December 2012, the FCC sought comment on two petitions that raise issues concerning the interconnection obligations for IP voice providers, and it also formed a task force to coordinate the FCC’s efforts on issues related to the transition of networks from circuit-switched to packet-switched technology, including the issue of IP interconnection; the FCC has refocused on these issues and has suggested that progress should be expected in 2014. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business. Further, a Massachusetts state commission is reviewing whether IP interconnection agreements should be subject to regulation and other states could follow. In November 2011, the FCC issued an order clarifying the entire intercarrier compensation system, which governs the arrangements by which telecommunications carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic, or VoIP. The FCC order affirmed the right of CLECs to collect intercarrier compensation when providing interconnection for VoIP providers; however, that order is currently under appeal in federal court.

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

NBCUniversal Segments

Cable Networks

Program Access

The Communications Act and FCC regulations generally prevent cable networks affiliated with cable operators, other than terrestrially delivered programming networks, from favoring affiliated cable operators over competing multichannel video providers, such as DBS providers and phone companies that offer multichannel video programming services. In addition, the Communications Act and FCC regulations had limited the ability of cable-affiliated cable networks to offer exclusive programming contracts to a cable operator. In October 2012, the FCC allowed a preemptive restriction on exclusive contracts to expire but reaffirmed that any such exclusive contract could be reviewed on a case-by-case basis in response to a complaint alleging violation of the Communications Act’s prohibition against unfair methods of competition or unfair or deceptive acts or practices that hinder significantly or prevent competitors from providing programming to customers. In addition, the FCC

Comcast 2013 Annual Report on Form 10-K	22

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

The FCC launched a rulemaking in 2007 to consider whether companies that own multiple cable networks should be required to make each of their networks available to multichannel video providers on a stand-alone or “unbundled” basis when negotiating distribution agreements, although it has not further acted on that rulemaking. We currently offer our cable networks both on a bundled and, when requested, on a stand-alone basis. Increased regulatory requirements imposed on the manner in which we negotiate programming distribution agreements with multichannel video providers may adversely affect our cable networks business. In addition, various legislative proposals have been introduced in Congress that, if ever enacted, would mandate that programmers offer cable networks to multichannel video providers on an a la carte basis and would provide certain program-access rights and protections to online video distributors. It is uncertain whether any of these proposals will ever be adopted and, if adopted, what impact these proposals would have on our cable networks.

Under the terms of the NBCUniversal Order, multichannel video providers can invoke commercial arbitration for program access in certain circumstances against our cable networks and broadcast television networks, including our regional sports networks. In addition, under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide online video distributors in certain circumstances, and they may invoke commercial arbitration pursuant to conditions adopted in the NBCUniversal Order and NBCUniversal Consent Decree to resolve disputes regarding the availability of, and the price, terms and conditions of access to, such programming. For further discussion of these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” and “Internet Distribution” discussions within that section.

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

23	Comcast 2013 Annual Report on Form 10-K

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

Under the NBCUniversal Order, we have committed to expand local news and information programming on our owned local television stations and to enter into cooperative arrangements with locally focused nonprofit news organizations in certain markets. We have met all of these commitments.

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

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific levels in local television stations, as well as other specified mass media entities, such as limits on the cross-ownership of broadcast stations and newspapers in the same market. The FCC, by law, must review the ownership regulations detailed below once every four years. The current review, which officially opened in 2010, led to proposals in December 2011 (“2011 Media Ownership Notice”) for relaxing some limits, but retaining others. The FCC has not yet adopted an order in the 2010 proceeding, although the Communications Act requires that the agency launch its next ownership review proceeding in 2014. We cannot predict when the FCC’s current review will be completed or whether or how any of these regulations will change.

Local Television Ownership

Under the FCC’s local television ownership rule, a licensee may own up to two broadcast television stations in the same DMA, as long as at least one of the two stations is not among the top four-ranked stations in the

Comcast 2013 Annual Report on Form 10-K	24

market based on audience share as of the date an application for approval of an acquisition is filed with the FCC and at least eight independently owned and operating full-power broadcast television stations remain in the market following the acquisition. Further, without regard to the number of remaining independently owned television stations, the rule permits the ownership of more than one television station within the same DMA so long as certain signal contours of the stations involved do not overlap. The 2011 Media Ownership Notice proposes minor modifications to the local television ownership rule. It also raises questions regarding whether local news-sharing agreements, shared services agreements, and joint sales agreements that involve the right to jointly negotiate retransmission consent should count toward the FCC’s ownership limitations. The stations owned by the NBC network or the Telemundo network, however, do not have agreements that involve the right to jointly negotiate retransmission consent.

National Television Ownership

The Communications Act and FCC regulations limit the number of television stations one entity may own or control nationally. Under the rule, no entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. Our owned local television station reach does not exceed this limit. In September 2013, the FCC launched a rulemaking that considers eliminating a rule that currently affords UHF stations (channels 14 and above) a 50% discount in calculating the extent of an individual station owner’s holdings under the national cap. Adoption of this proposed change would place us closer to the national cap and limit our flexibility to acquire stations in the future.

Foreign Ownership

The Communications Act generally limits foreign ownership in a broadcast station to 20% direct ownership and 25% indirect ownership (i.e., through one or more subsidiaries), although the limit on indirect ownership can be waived if the FCC finds it to be in the public interest. These limits have been held to apply to both voting control and equity, as well as to ownership by any form of entity, including corporations, partnerships and limited liability companies. For many decades the FCC has declined to waive the 25% indirect limit in broadcast transactions, but in a November 2013 declaratory ruling, the FCC stated that it is now willing to consider such waiver requests.

Dual Network Rule

The dual network rule prohibits any of the four major broadcast television networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.

Must-Carry/Retransmission Consent

Every three years, each commercial television station must elect for each cable system in its DMA either must-carry or retransmission consent. Federal law and FCC regulations also establish a must-carry/retransmission consent election system for carriage of commercial television stations by satellite providers. For the period beginning on January 1, 2012 and ending on December 31, 2014, all of our NBC network and Telemundo network owned local television stations, except for certain Telemundo local television stations acquired in 2013, elected retransmission consent.

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

25	Comcast 2013 Annual Report on Form 10-K

local television stations with exclusivity protections in their markets for network and syndicated programming. Legislation has been introduced that would eliminate both must-carry and retransmission consent as well as more narrow legislation that would aim to resolve impasses in retransmission consent negotiations. We cannot predict what new laws or regulations, if any, may be adopted or how any such laws or regulations would affect our businesses. Multichannel video providers may also invoke commercial arbitration under rules established in the NBCUniversal Order to resolve disputes regarding carriage of our owned local broadcast television stations.

Internet Distribution

Under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide online video distributors in certain circumstances, and they may invoke commercial arbitration to resolve disputes regarding the availability, and the price, terms and conditions of access to such programming. In addition, we are required to continue distributing programming via nbc.com that is generally equivalent to the programming that we distributed via nbc.com as of January 1, 2011, on generally equivalent price, terms and conditions, so long as at least one of the other major broadcast networks continues to distribute its programming in a similar fashion. We are one of three broadcast network owners of Hulu, but we were required to relinquish all voting rights and our board seat in Hulu in connection with the NBCUniversal transaction. In compliance with our obligations under the NBCUniversal Order and the NBCUniversal Consent Decree, we have entered into renewal license agreements with Hulu on substantially the same terms as its other broadcast network owners.

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

Indecency

A federal statute and FCC regulations prohibit the broadcast of obscene material on television stations at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. Broadcasters risk violating this prohibition because the vagueness of the relevant FCC definitions makes it difficult to apply. Moreover, the FCC has in some instances imposed separate fines for each allegedly indecent “utterance,” in contrast with its previous policy that had generally considered all indecent words or phrases within a given program as constituting a single violation. The maximum penalty for broadcasting indecent or profane programming is $350,000 per indecent or profane utterance.

Indecency regulation has been the subject of recent court review, regarding both the FCC’s “fleeting expletives” policy and the FCC’s definition of what constitutes indecent material. In June 2012, the U.S. Supreme Court struck down the FCC’s assessment of indecency fines against ABC and FOX on the grounds that the agency failed to provide fair notice of its standards and enforcement policy. However, the court declined to rule on the constitutionality of the FCC’s indecency policy under the First Amendment. This ruling may result in the FCC’s clarification of its policy and changes to how it approaches future indecency-related enforcement actions. In this regard, in April 2013, the FCC sought public comment regarding its indecency

Comcast 2013 Annual Report on Form 10-K	26

enforcement policies. From time to time, we have received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on our owned local television stations included indecent or profane material. Increased content regulation, particularly if it is vague and difficult to apply, could have an adverse effect on our broadcast television business.

Sponsorship Identification

Federal legislation and FCC regulations provide that whenever a broadcast station transmits any programming for which it has received money, service or other valuable consideration, it must provide an accurate on-air identification of the sponsor of the programming. Similar rules apply to cable operators in origination cablecasting (e.g., local origination programming). In 2008, the FCC commenced a proceeding to examine whether “embedded advertising,” such as product placements and product integration, in broadcast programming should be subject to stricter disclosure requirements and whether the sponsorship identification regulations should be extended to cable networks, although the FCC has taken no action to date.

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

27	Comcast 2013 Annual Report on Form 10-K

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

There is ongoing litigation related to a number of online entities that stream our broadcast television content online without the consent of, or compensation to, NBC or its affiliates, and the U.S. Supreme Court has granted certiorari to hear the broadcasting industry’s challenge to one such entity. We also have brought a suit against a multichannel video provider to challenge the commercial-skipping functionality in its DVR. None of this litigation is final, and the courts have reached different decisions to date. Additionally, there is a pending legislative proposal in the United States that seems intended to legitimize some of these practices. There can be no assurance as to whether the courts will ultimately determine that these practices are unlawful or that the pending legislation will be enacted or how any such rulings or legislation would ultimately affect our businesses.

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

The FTC has continued to exercise authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss or disclosure of this type of information. In July 2013, FTC regulations implementing the Children’s Online Privacy Protection Act (“COPPA”) went into effect. COPPA imposes requirements on website operators and online services that are aimed at children under 13 years of age, or that collect personal information or knowingly post personal information from children under 13 years of age. The FTC rules impose some significant new obligations on operators of websites and online services, including expanded categories of

Comcast 2013 Annual Report on Form 10-K	28

personal information and new data security and data retention requirements, and also expand the scope of COPPA to reach third-party service providers that knowingly collect personal information through a child-directed website or service.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to customer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to its customers whose financial account information has been disclosed because of a security breach. In addition, we maintain an identity theft program that incorporates the guidance provided under the FTC’s “red flag rules,” which are designed to detect the warning signs of identity theft. The FTC and state attorneys general also have initiated efforts to increase and enforce transparency requirements about the collection and use of consumer information, even in de-identified form. These requirements may require ongoing review of new and rapidly evolving technologies and methods for delivering content and advertising to ensure that appropriate notice is given to consumers and consent is obtained where required.

In February 2013, the President directed the National Institute of Standards and Technology, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure to develop a voluntary framework that provides a prioritized, flexible, repeatable, performance-based, and cost-effective approach to cyber risk, which was released in February 2014. It is a compendium of existing, cross-sector cyber defense processes, practices, and protocols that can help companies identify, assess, and manage their cyber risks and vulnerabilities. Additionally, there are pending legislative proposals that could impose new requirements on owners and operators of critical infrastructure. We cannot predict what proposals may ultimately be adopted or how such requirements, if any, would affect our businesses.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited commercial emails, as well as FCC regulations relating to automated telemarketing calls, texts or SMS messages. Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Advertising Restrictions

Legislation has been introduced and reports from various government agencies have been issued from time to time urging that restrictions be placed on advertisements for particular products or services, including prescription drugs and the marketing of food or violent entertainment to children, and on the deductibility of advertising expenses. We are unable to predict whether such reports would result in legislative proposals, whether legislative proposals may be adopted, or, if adopted, what impact they would have on our businesses.

Environmental Matters

Certain of our business operations are subject to environmental laws and regulations and involve air emissions, wastewater discharges, and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims or other costs or liabilities. We have been responsible for the cleanup of environmental contamination at some of NBCUniversal’s current and former facilities and at off-site waste disposal locations, although our share of the cost of such cleanups to date has not been material. In addition, the California Attorney General and the Alameda County, California District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. See Item 3, Legal Proceedings, in this Part I for more information.

29	Comcast 2013 Annual Report on Form 10-K

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

Disabilities Access

Our businesses are subject to a number of requirements related to ensuring that our services are accessible to individuals with disabilities. Among other things, our voice services and email services must be accessible to and usable by persons with disabilities; we must provide additional narrations of key visual elements (referred to as “video description”) on certain of our video services and programming; and we must include closed captioning on certain video programming delivered to our customers. The FCC is very focused on accessibility issues and is currently considering the adoption of additional quality standards for closed captioning. The FCC also has adopted rules that will require that on-screen menus and program guides used on set-top boxes and other navigation devices to access multichannel video programming be audibly accessible to blind and low-vision customers. The FCC is considering further accessibility requirements for multichannel video providers, broadcasters and other entities, and we cannot predict what impact those further requirements would have on our businesses.

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

Employees

As of December 31, 2013, we had approximately 136,000 full-time and part-time employees. Of these employees, approximately 83,000 and 40,000 were associated with our Cable Communications business and our NBCUniversal businesses, respectively. We also use freelance and temporary employees in the normal course of our business.

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

Comcast 2013 Annual Report on Form 10-K	30

Additionally, we operate in a highly competitive, consumer-driven and rapidly changing environment. This environment is affected by government regulation; economic, strategic, political and social conditions; consumer response to new and existing products and services; technological developments; and, particularly in view of new technologies, the ability to develop and protect intellectual property rights. Our actual results could differ materially from our forward-looking statements as a result of any of such factors, which could adversely affect our businesses, results of operations or financial condition. We undertake no obligation to update any forward-looking statements.

Item 1A: Risk Factors

Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively.

All of our businesses operate in competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. There also continue to be new entrants with significant financial resources that potentially may compete on a larger scale with our cable services, as well as with our cable and broadcast networks and filmed entertainment businesses. Technological changes are further intensifying and complicating the competitive landscape and influencing consumer behavior, which is discussed immediately below in “Changes in consumer behavior driven by new technologies may adversely affect our businesses.”

Competition for the cable services we offer consists primarily of DBS providers, which have a national footprint and compete in all our service areas, and phone companies, which overlap approximately 45% of our service areas and are continuing to expand their fiber-based networks. We also compete with other providers of traditional cable services. All of these companies typically offer features, pricing and packaging for services comparable to our cable services. Companies that offer services that enable Internet video streaming and downloading of video programming may also compete with our video services. Recently, Google launched high-speed Internet and video services in a limited number of areas, and there can be no assurance that it will not continue to launch these services in more of our services areas. Furthermore, our phone company competitors have their own wireless facilities and may expand their cable service offerings to include bundled wireless offerings, which may adversely affect our business and results of operations.

Our cable communications business continues to seek ways to leverage our cable services network, such as by increasing the speed of our high-speed Internet services, by expanding and enhancing our business services to medium-sized businesses and by launching additional services, such as our home security and automation services. We expect these and other initiatives designed to help us compete effectively, such as deploying our X1 platform and wireless gateways, will require increased capital spending. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our cable communications revenue or to compete successfully in the future.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal must compete to obtain talent, programming and other resources required in operating these businesses. For example, our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers with other similar networks and stations, as well as with other forms of entertainment and content available in the home, such as video games, DVDs and websites. In addition, our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers and online digital distributors. Our filmed entertainment business competes with other major studios and other producers of entertainment content for sources of financing for the production

31	Comcast 2013 Annual Report on Form 10-K

of its films, for the exhibition of its films in theaters, and for shelf space in retail stores for its DVDs and with digital distributors for the licensing and sale of its products. It also competes for consumers with other film producers and distributors and all other forms of entertainment inside and outside the home.

Our cable communications business, cable networks, broadcast television networks and owned local broadcast television stations compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio stations, print media and websites. Additionally, our ability to compete depends on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and governmental authorities.

For a more detailed description of the competition facing all of our businesses, see “Business – Competition” above. There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have an adverse effect on our businesses.

Changes in consumer behavior driven by new technologies may adversely affect our businesses.

We operate in a highly competitive, consumer-driven and rapidly changing environment. New technologies, particularly alternative methods for the distribution, sale and viewing of content, have been, and will likely continue to be, developed that further increase the number of competitors that all our businesses face and that drive changes in consumer behavior. These technologies may affect demand for all of our products and services as the number of entertainment choices available to, and the manner in which they are delivered to, consumers continue to increase and evolve. Our failure to effectively anticipate or adapt to emerging technologies or changes in consumer behavior could have an adverse effect on our businesses.

Newer services and technologies that may compete with our video services include digital distribution services and devices that offer Internet video streaming and downloading of movies, television shows and other video programming that can be viewed on television sets and computers, as well as other devices such as smartphones and tablets. Some of these services charge a nominal or no fee for access to their content, which could adversely affect demand for our video services, including for premium networks and our DVR, On Demand and streaming services. In addition, consumers are increasingly interested in accessing information, entertainment and communications services anywhere and anytime they want; newer services in wireless Internet technology such as 4G wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets, smartphones and mobile wireless routers that connect to such devices, may compete with our high-speed Internet services. Our voice services are facing increased competition from wireless and Internet-based phone services as more people choose to replace their traditional wireline phone service with these phone services. The success of any of these ongoing and future developments may have an adverse effect on our cable communications’ competitive position, business and results of operations.

New technologies are also affecting consumer behavior in ways that are changing how content is viewed as consumers seek more control over when, where and how they consume content, which may have a negative impact on our businesses and results of operations. For example, the increased availability of DVRs, video-on-demand services and cable, broadcast and other video programming on the Internet (including high-quality original video programming that may be viewed only through digital distribution services), as well as increased access to various media through wireless devices, have the potential to reduce the viewing of our content through traditional distribution outlets, which could adversely affect the demand for our video services, the price and amount of advertising that advertisers are willing to purchase from us, the amount multichannel video providers are willing to pay to NBCUniversal for its content and the levels of DVD and theatrical sales. These new technologies have increased the number of entertainment choices available to consumers and intensified the challenges posed by audience fragmentation. Some of these newer technologies also give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within programming, which also may adversely impact the advertising revenue we receive. Delayed

Comcast 2013 Annual Report on Form 10-K	32

viewing and advertising skipping have become more common as the penetration of DVRs has increased and as content has become increasingly available via video-on-demand services and Internet sources. Some of these new technologies are also challenging the existing legal copyright framework that we rely on to protect and monetize our intellectual property rights, as more fully discussed below in “Our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others.” These and other changes in technology, distribution platforms and consumer behavior could have an adverse effect on our businesses.

Our businesses depend on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology and equipment may provide them with a competitive advantage. For example, some companies are building costly fiber-optic networks that provide significant high-speed Internet access speeds and wireless Internet technologies continue to evolve rapidly. We expect other advances in communications technology to occur in the future. If we choose technology or equipment that is not as effective or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so, or if we fail to execute effectively on our technology initiatives, our business and results of operations could be adversely affected. Moreover, we may incur additional costs as we execute our technology initiatives, such as the deployment of our X1 platform and wireless gateways. We also may incur increased costs if changes in the products and services that our competitors offer require that we offer certain of our existing services or enhancements at a lower or no cost to our customers or that we make additional research and development expenditures, which could have an adverse effect on our businesses.

Programming expenses for our video services are increasing, which could adversely affect our businesses.

We expect programming expenses for our video services to continue to be our Cable Communications segment’s largest single expense item and to increase in the foreseeable future. The multichannel video provider industry has continued to experience an increase in the cost of programming, especially sports programming. In addition, as we add programming to our video services or distribute existing programming to more of our customers and through additional delivery platforms, we incur increased programming expenses. Additionally, we are currently paying certain local broadcast television stations in exchange for their required consent for the retransmission of broadcast network programming to our video services customers and expect to continue to be subject to increasing demands for payment and other concessions from local broadcast television stations. If we are unable to raise our customers’ rates or offset such programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our results of operations. Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services and our businesses could be adversely affected.

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

33	Comcast 2013 Annual Report on Form 10-K

park operations. In addition, we are subject to the NBCUniversal Order and the NBCUniversal Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines, and civil and criminal liability.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, which could adversely affect our businesses. For example, in 2010, the FCC adopted “open Internet” regulations applicable to broadband Internet service providers (“ISPs”). The regulations required broadband ISPs such as us to disclose information regarding network management, performance and commercial terms of the service (the “transparency rule”); barred broadband ISPs from blocking access to lawful content, applications, services or non-harmful devices; and barred wireline broadband ISPs such as us from unreasonably discriminating in transmitting lawful network traffic. The no-blocking and non-discrimination requirements allowed for reasonable network management. The FCC did not prohibit speed tiers or usage-based pricing, but specifically noted that “paid prioritization” (i.e., charging content, application and service providers for prioritizing their traffic over our last-mile facilities) or an ISP’s prioritizing of its own Internet content likely would violate these regulations. In January 2014, the U.S. Court of Appeals for the D.C. Circuit vacated all of the FCC’s rules except for the transparency rule but the court clarified that the FCC had the fundamental authority to regulate broadband Internet access services as a general matter. Although we remain bound by the FCC’s original “open Internet” regulations as a condition of the NBCUniversal Order and the NBCUniversal Consent Decree for the remainder of the term of those orders, it is possible that the FCC may appeal the court’s decision or seek to adopt new Internet regulations or take other actions that restrict the manner in which we and other ISPs provide Internet services. The FCC also may attempt to reclassify broadband Internet service as a “telecommunications service,” which would authorize the FCC to subject it to traditional common carriage regulation under Title II of the Communications Act. Under a Title II framework, the FCC could potentially regulate our customer rates for broadband Internet services and could prohibit or seriously restrict arrangements between us and Internet content, application, and service providers, including backbone connection arrangements. These arrangements historically have not been regulated by the FCC. The FCC Chairman, however, has stressed that the FCC has a responsibility to ensure “connectivity” of the Internet, and although he has made clear that he does not consider peering and transit arrangements to be an “open Internet” issue, he considers it a related issue that the FCC, at a minimum, should monitor. The FCC might also take a broader view of its existing authority, as confirmed by the court decision, to adopt any regulation that conceivably would promote broadband deployment and adoption so long as it is not a common carrier regulation, and states may also attempt to regulate the Internet pursuant to the court’s decision. We cannot predict what, if any, proposals might be adopted or what effect they might have on our business. For a more extensive discussion of the significant risks associated with the regulation of all of our businesses, see “Business – Legislation and Regulation” above.

Weak economic conditions may have a negative impact on our businesses.

A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Weak economic conditions, or increases in price levels generally due to inflationary pressures, could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, customers may reduce the level of cable services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be increased by the expanded availability of free or lower cost competitive services, such as Internet video streaming and downloading services, or substitute services, such as mobile phones, smartphones and Wi-Fi networks. Weak economic conditions also may have a negative impact on the advertising revenue of our cable communications, cable networks and broadcast television businesses. Weak economic conditions could also reduce the fees that multichannel video providers pay for our cable networks’ programming and

Comcast 2013 Annual Report on Form 10-K	34

for the retransmission of our broadcast television networks and stations’ content. Weak economic conditions have also in the past reduced, and could continue to reduce, the performance of our home entertainment releases in our filmed entertainment business and attendance and spending in our theme parks business. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us. Further, any disruption in the global financial markets may affect our ability to obtain financing on acceptable terms. If these weak economic conditions continue or deteriorate, our businesses may be adversely affected.

A decline in advertising expenditures or changes in advertising markets could negatively impact our businesses.

Our cable communications, cable networks and broadcast television businesses derive substantial revenue from the sale of advertising on a variety of platforms, and a decline in advertising expenditures could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general, any of which may cause advertisers to alter their spending priorities based on these or other factors. In addition, advertisers’ willingness to purchase advertising from us may be adversely affected by lower audience ratings, which some of our cable networks have experienced and may continue to experience. Advertising sales and rates also are dependent on audience measurement and could be negatively affected by changes in audience measurement methodologies. For example, newer methods of viewing content (such as delayed viewing on DVRs or viewing content on computers, tablets or smartphones) might not be counted in audience measurements or may generate less, if any, revenue than traditional distribution methods, which could have an adverse effect on our advertising revenue. Further, natural disasters, wars, acts of terrorism, or other significant adverse news events could lead to a reduction in advertising expenditures as a result of uninterrupted news coverage and general economic uncertainty. Reductions in advertising expenditures could adversely affect our businesses.

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and its businesses may be adversely affected if its content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase.

Most of NBCUniversal’s businesses create and acquire media and entertainment content, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute cable network and broadcast television programming, filmed entertainment, theme park attractions and other content that meet the changing preferences of the broad domestic and international consumer market. We have invested, and will continue to invest, substantial amounts in our content, including in the production of original content on our cable networks and broadcast television networks, in our films and for theme park attractions, before learning the extent to which it would earn consumer acceptance.

We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may have to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Moreover, particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, the ability to impose surcharges on multichannel video providers for the content and the timing and amount of our rights payments. There can be no assurance that revenue from these contracts will exceed our cost for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our businesses may be adversely affected.

35	Comcast 2013 Annual Report on Form 10-K

The loss of NBCUniversal’s programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect its businesses.

Our cable networks depend on the maintenance of distribution agreements with multichannel video providers. Our broadcast television networks depend on the maintenance of network affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. In addition, every three years, each of our owned local broadcast television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, in which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” in which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation, if any, paid to the station by such distributor. In the course of renewing distribution agreements with multichannel video providers, we may enter into retransmission consent agreements on behalf of our owned local broadcast television stations. All of our NBC and Telemundo owned local broadcast television stations have elected retransmission consent through December 31, 2014. Our ability to continue to receive compensation from distributors as part of our retransmission consent negotiations may be adversely impacted by online entities that stream our broadcast television content online without our consent and without paying any compensation to us. Increasingly, our cable networks, broadcast television and filmed entertainment businesses also have entered into agreements to license their prior season and library content on other distribution platforms. There can be no assurance that any of these agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses.

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

In addition, intellectual property constitutes a significant part of the value of NBCUniversal’s businesses, and its success is highly dependent on protecting intellectual property rights in the content it creates or acquires against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising in connection with our content, and increases our costs due to our active enforcement of our intellectual property rights. For example, there is ongoing litigation related to a number of online entities that stream our broadcast television content online without the consent of, or compensation to, NBC or its affiliates, and the U.S. Supreme Court has granted certiorari to hear the broadcasting industry’s challenge to one such entity. If this practice is validated, the fees multichannel video providers are willing to pay for our broadcast television content may be negatively impacted. We also have brought a suit against a multichannel video provider to challenge the commercial-skipping functionality in its DVR. None of this litigation is final, and the results as to the validity of these practices have been mixed to date. Additionally, there is a pending legislative proposal that seems

Comcast 2013 Annual Report on Form 10-K	36

intended to legitimize some of these practices. There can be no assurance as to whether the courts will ultimately invalidate these practices or the pending legislation will be enacted, or how any such rulings or legislation would ultimately affect our businesses.

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

The risk of these systems-related events and security breaches occurring continues to intensify, in part because we maintain certain information necessary to conduct our businesses in digital form stored on cloud servers. In the ordinary course of our business, there are frequent attempts to cause such systems-related events and security breaches, and we have experienced a few minor systems-related events that, to date, have not resulted in any significant degradation or disruption to our network or information systems or our services or operations. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and maintenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite these efforts, there can be no assurance that these events and security breaches will not occur in the future or will not have an adverse effect on our businesses.

37	Comcast 2013 Annual Report on Form 10-K

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

We rely on certain key management personnel in the operation of our businesses. While we maintain long-term and emergency transition plans for key management personnel and believe we could either identify internal candidates or attract outside candidates to fill any vacancy created by the loss of any key management personnel, the loss of one or more of our key management personnel could have a negative impact on our businesses. In addition, our cable networks, broadcast television and filmed entertainment businesses depend on the abilities and expertise of our on-air and creative talent. If we fail to retain our on-air or creative talent, if the costs to retain such talent increase materially, if we need to make significant termination payments, or if these individuals lose their current appeal, our businesses could be adversely affected.

We face risks relating to doing business internationally that could adversely affect our businesses.

We, primarily through NBCUniversal, operate our businesses worldwide. There are risks inherent in doing business internationally, including global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations, and potentially adverse tax developments. In addition, doing business internationally is subject to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as

Comcast 2013 Annual Report on Form 10-K	38

the Foreign Corrupt Practices Act that impose stringent requirements on how we conduct our foreign operations. If these risks occur, our businesses may be adversely affected.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we make acquisitions and investments and enter into other strategic transactions. In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions. The occurrence of any of these events could have an adverse effect on our businesses.

Our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock.

Our Class B common stock has a nondilutable 33 1/3% of the combined voting power of our Class A and Class B common stock. This nondilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A Special common stock do not decrease the nondilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other shareholders and even if they might be in the best interests of our other shareholders. These potentially material transactions include mergers or consolidations involving Comcast Corporation, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or by-laws that would limit the rights of holders of our Class B common stock. Brian L. Roberts, our chairman and CEO, beneficially owns all of the outstanding shares of our Class B common stock and, accordingly, has considerable influence over our company and the potential ability to transfer effective control by selling the Class B common stock, which could be at a premium.

39	Comcast 2013 Annual Report on Form 10-K

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2013. Our corporate headquarters and Cable Communications segment headquarters are located in Philadelphia, Pennsylvania at One Comcast Center. In December 2013, we acquired an 80% interest in a business whose primary asset is One Comcast Center. Prior to this acquisition, the property was a leased facility. We also lease locations for numerous business offices, warehouses and properties housing divisional information technology operations throughout the country.

Cable Communications Segment

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

Our high-speed Internet network consists of fiber-optic cables owned or leased by us and related equipment. We also operate regional data centers with equipment that is used to provide services (such as email, news and web services) to our high-speed Internet and voice services customers. In addition, we maintain two network operations centers with equipment necessary to monitor and manage the status of our high-speed Internet network.

We own or lease buildings throughout the country that contain customer service call centers, customer service centers, warehouses and administrative space. We also own a building that houses our digital media center. The digital media center contains equipment that we own or lease, including equipment related to network origination, video transmission via satellite and terrestrial fiber optics, broadcast studios, post-production services and interactive television services.

NBCUniversal Segments

NBCUniversal’s corporate headquarters are located in New York City at 30 Rockefeller Plaza. In March 2013, NBCUniversal acquired the space it occupies at 30 Rockefeller Plaza in connection with the Redemption Transaction. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world, including property for our owned local broadcast television stations. In addition, we own theme parks and related facilities in Orlando and Hollywood.

Comcast 2013 Annual Report on Form 10-K	40

The table below sets forth information as of December 31, 2013 with respect to NBCUniversal’s principal properties:

Location	Principal Use	Principal Segment in Which Used	Owned or Leased

30 Rockefeller Plaza New York, NY	NBCUniversal corporate headquarters, offices and studios	Headquarters and Other, Cable Networks and Broadcast Television	Owned

10 Rockefeller Plaza New York, NY	The Today Show studio, production facilities and offices	Broadcast Television	Leased

Universal City Universal City, CA	Offices, studios, theme park and retail operations	All	Owned

1000 Universal Studios Plaza Orlando, FL	Theme parks, lodging, production facilities, parking structures and administrative buildings	Theme Parks	Owned

3000 W Alameda Ave. Burbank, CA	Offices and production facilities	Broadcast Television	Leased

2290 W 8th Ave. Hialeah, FL	Telemundo headquarters and production facilities	Headquarters and Other and Broadcast Television	Leased

Other

The Wells Fargo Center, a large, multipurpose arena that we own, was the principal physical operating asset of our other businesses as of December  31, 2013.

Item 3: Legal Proceedings

Refer to Note 18 to Comcast Corporation’s consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent developments related to our legal proceedings.

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

NBCUniversal Media, LLC is subject to legal proceedings and claims that arise in the ordinary course of its business and it does not expect the final disposition of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time consuming and costly and could injure its reputation.

Item 4: Mine Safety Disclosures

Not applicable.

41	Comcast 2013 Annual Report on Form 10-K

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Comcast Class A common stock is listed on the NASDAQ Global Select Market under the symbol CMCSA and its Class A Special common stock is listed on the NASDAQ Global Select Market under the symbol CMCSK. There is no established public trading market for Comcast’s Class B common stock. The Class B common stock can be converted, on a share for share basis, into Class A or Class A Special common stock.

Dividends Declared
2013		2012
Month Declared:	Dividend Per Share	Month Declared:	Dividend Per Share
February	$0.195	February	$0.1625
May	$0.195	May	$0.1625
July	$0.195	July	$0.1625
October (paid in January 2014)	$0.195	October (paid in January 2013)	$0.1625
Total	$0.78	Total	$0.65

We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. In January 2014, our Board of Directors approved a 15% increase in our dividend to $0.90 per share on an annualized basis and approved our first quarter dividend of $0.225 per share to be paid in April 2014.

Holders of Class A common stock in the aggregate hold 66 2/3% of the voting power of our common stock. The number of votes that each share of Class A common stock has at any given time depends on the number of shares of Class A common stock and Class B common stock then outstanding. Holders of shares of Class A Special common stock cannot vote in the election of directors or otherwise, except where class voting is required by law. In that case, shares of Class A Special common stock have the same number of votes per share as shares of Class A common stock. The Class B common stock has a 33 1/3% nondilutable voting interest, and each share of Class B common stock has 15 votes per share. Mr. Brian L. Roberts beneficially owns all outstanding shares of Class B common stock. Generally, including as to the election of directors, holders of Class A common stock and Class B common stock vote as one class except where class voting is required by law.

Record holders as of December 31, 2013, are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	539,922
Class A Special Common Stock	1,584
Class B Common Stock	3

Comcast 2013 Annual Report on Form 10-K	42

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2013. Under our share repurchase program, our Board gives management discretion to purchase either Class A or Class A Special common stock. During 2013, the Class A Special common stock traded at a discount to the Class A common stock and all of the shares repurchased were of Class A Special common stock. Subject to market conditions, including the amount of any price differential between the two classes of common stock, we currently expect to continue to repurchase primarily Class A Special common stock under our share repurchase program.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
First Quarter 2013	13,285,909	$37.63	13,285,909	$500,000,000	$3,000,000,000
Second Quarter 2013	12,622,459	$39.61	12,622,459	$500,000,000	$2,500,000,000
Third Quarter 2013	12,003,261	$41.66	12,003,261	$500,000,000	$2,000,000,000
October 1-31, 2013	—	$—	—	$—	$2,000,000,000
November 1-30, 2013	5,536,264	$45.16	5,536,264	$250,000,000	$1,750,000,000
December 1-31, 2013	5,292,452	$47.24	5,292,452	$250,000,000	$1,500,000,000
Total	48,740,345	$41.03	48,740,345	$2,000,000,000	$1,500,000,000

(a)

In February 2012, our Board of Directors approved a $6.5 billion share repurchase authorization, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

The total number of shares purchased during 2013 does not include any shares received in the administration of employee share-based compensation plans.

In January 2014, our Board of Directors increased our share repurchase program authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $3 billion of shares during 2014, subject to market conditions.

Comcast Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of Comcast’s Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2013
First Quarter	$42.01	$37.21	$40.33	$35.84
Second Quarter	$43.74	$38.75	$41.88	$37.35
Third Quarter	$46.33	$40.26	$46.00	$38.55
Fourth Quarter	$52.09	$44.09	$49.94	$42.62

2012
First Quarter	$30.41	$24.28	$30.00	$23.97
Second Quarter	$31.99	$28.09	$31.48	$27.80
Third Quarter	$36.90	$31.04	$35.83	$30.60
Fourth Quarter	$38.22	$34.94	$36.91	$34.00

43	Comcast 2013 Annual Report on Form 10-K

Comcast Stock Performance Graph

The following graph compares the yearly percentage change in the cumulative total shareholder return on Comcast’s Class A common stock and Class A Special common stock during the five years ended December 31, 2013 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a select peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of us (Class A and Class A Special common stock), as well as Cablevision Systems Corporation (Class A), DISH Network Corporation (Class A), DirecTV Inc. and Time Warner Cable Inc. (the “cable subgroup”), and Time Warner Inc., Walt Disney Company, Viacom Inc. (Class B), Twenty-First Century Fox, Inc. (formerly News Corporation) (Class A), and CBS Corporation (Class B) (the “media subgroup”). The peer group was constructed as a composite peer group in which the cable subgroup is weighted 64% and the media subgroup is weighted 36% based on the respective revenue of our Cable Communications and NBCUniversal segments. The graph assumes $100 was invested on December 31, 2008 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2009	2010	2011	2012	2013
Comcast Class A	$101	$134	$148	$238	$336
Comcast Class A Special	$101	$133	$154	$240	$338
S&P 500 Stock Index	$126	$145	$148	$171	$226
Peer Group Index	$126	$160	$175	$252	$369

NBCUniversal

NBCUniversal is a wholly owned subsidiary of NBCUniversal Holdings and there is no market for its equity securities.

Comcast 2013 Annual Report on Form 10-K	44

Item 6: Selected Financial Data

Comcast

Year ended December 31 (in millions, except per share data)	2013	2012	2011(b)	2010	2009
Statement of Income Data
Revenue	$64,657	$62,570	$55,842	$37,937	$35,756
Operating income	13,563	12,179	10,721	7,980	7,214
Net income attributable to Comcast Corporation(a)	6,816	6,203	4,160	3,635	3,638
Basic earnings per common share attributable to Comcast Corporation shareholders	$2.60	$2.32	$1.51	$1.29	$1.27

Diluted earnings per common share attributable to Comcast Corporation shareholders	$2.56	$2.28	$1.50	$1.29	$1.26
Dividends declared per common share	$0.78	$0.65	$0.45	$0.378	$0.297
Balance Sheet Data (at year end)
Total assets	$158,813	$164,971	$157,818	$118,534	$112,733
Total debt, including current portion	47,847	40,458	39,309	31,415	29,096
Comcast Corporation shareholders’ equity	50,694	49,356	47,274	44,354	42,721
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	$14,160	$14,854	$14,345	$11,179	$10,281
Investing activities	(9,514)	(1,486)	(12,508)	(5,711)	(5,897)
Financing activities	(13,879)	(4,037)	(6,201)	(155)	(4,908)

(a)

For 2013, 2012 and 2011, refer to Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for a discussion of the effects of items impacting net income attributable to Comcast Corporation. In 2013, 2012 and 2011, net income attributable to Comcast Corporation is stated after deducting net income attributable to noncontrolling interests of $319 million, $1.7 billion and $1 billion, respectively. The reduction in net income attributable to noncontrolling interests in 2013 was primarily due to the Redemption Transaction in March 2013. See Note 4 to Comcast’s consolidated financial statements for additional information on the Redemption Transaction.

(b)

On January 28, 2011, we completed the NBCUniversal transaction in which Comcast acquired a controlling interest in NBCUniversal. The results of operations of NBCUniversal are included in the financial information above for all periods following January 28, 2011. Refer to Note 4 to Comcast’s consolidated financial statements for additional information on the NBCUniversal transaction.

NBCUniversal

Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

45	Comcast 2013 Annual Report on Form 10-K

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments.

Cable Communications Segment

Comcast Cable is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar services to small and medium-sized businesses. As of December 31, 2013, our cable systems served 21.7 million video customers, 20.7 million high-speed Internet customers and 10.7 million voice customers and passed more than 53 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. In 2013, our Cable Communications segment generated 65% of our consolidated revenue and 80% of our operating income before depreciation and amortization.

We offer a broad variety of video services with access to hundreds of channels, including premium networks, such as HBO, Showtime, Starz and Cinemax, pay-per-view channels, as well as On Demand, our video-on-demand service, and an interactive, on-screen program guide. Our video customers may also subscribe to a higher level of video service, including our HD video and DVR services. Our video customers have the ability to use XFINITY TV online or our mobile apps for smartphones and tablets to view certain live television programming and some of our On Demand content, browse program listings, and schedule and manage DVR recordings online.

Our high-speed Internet services generally provide Internet access at downstream speeds of up to 105 Mbps, and we also have introduced downstream speeds of up to 505 Mbps in limited markets. Our high-speed Internet service for business customers also includes a website hosting service and an interactive tool that allows customers to share, coordinate and store documents online.

Our voice services provide local and long-distance calling and other features. For our business voice customers, we also offer additional features such as hosted voice services that use cloud network servers, a business directory listing and the added capacity for multiple phone lines.

In addition to the video, high-speed Internet and voice services that we offer to small and medium-sized business customers, we offer Ethernet network services to our medium-sized business customers that connect multiple locations. We also provide cellular backhaul services to mobile network operators to help our customers manage network bandwidth.

We also sell advertising, under the Spotlight brand, that we receive through our distribution agreements with cable networks. We generally receive an allocation of scheduled advertising time on cable networks that we sell to local, regional and national advertisers.

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

Comcast 2013 Annual Report on Form 10-K	46

The most significant operating cost for our Cable Communications segment is the programming expenses we incur to provide content to our video customers. We anticipate that our programming expenses will continue to increase. We have, and will continue to attempt to, offset increases in programming expenses through rate increases, the sale of additional video and other services, and through operating efficiencies.

NBCUniversal Segments

NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the “NBCUniversal segments.”

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Esquire Network, Sprout, Chiller, G4, Cloo, and Universal HD); our national cable news and information networks (MSNBC, CNBC and CNBC World); our national cable sports networks (Golf Channel and NBC Sports Network); our regional sports and news networks; various international cable networks; and our cable television production operations. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising on our cable networks and our related digital media properties, and the licensing of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our 10 NBC and 17 Telemundo owned local broadcast television stations and our broadcast television production operations. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, our owned local broadcast television stations and our related digital media properties, the licensing of our owned programming and fees received under retransmission consent agreements.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films through various distribution platforms, and the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, as well as from various digital media properties.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise. We also receive fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Other

Our other business interests primarily include Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

47	Comcast 2013 Annual Report on Form 10-K

2013 Developments

The following are the more significant developments in our businesses during 2013:

•	an increase in consolidated revenue of 3.3% to $64.7 billion and an increase in consolidated operating income of 11.4% to $13.6 billion

•

the acquisition in March 2013 of GE’s remaining 49% common equity interest in NBCUniversal Holdings and NBCUniversal’s purchase from GE of certain properties NBCUniversal occupies; see “Redemption Transaction” below for additional information

Cable Communications Segment

•

an increase in Cable Communications segment revenue of 5.6% to $41.8 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 5.8% to $17.2 billion

•

an increase in Cable Communications segment capital expenditures of 9.8% to $5.4 billion primarily due to the investment in our IP and cloud-enabled video platform, referred to as our X1 platform, the deployment of our wireless gateways in customers’ homes, and our continued investment in network infrastructure, as well as the expansion of business services and our home security and automation services

•	our X1 platform is now available in all of the markets in which we operate, and we have purchased and deployed over 7 million wireless gateways

•	the continued expansion of video offerings for our customers via On Demand and online, including the launch of a mobile app that enables live-streaming of certain programming content

NBCUniversal Segments

•

an increase in total NBCUniversal revenue of 5.7% to $23.7 billion when excluding the impact from our broadcasts of the Super Bowl and London Olympics in 2012, and a decrease of 0.7% when including the $1.4 billion of revenue in the prior year related to these events

•	an increase in total NBCUniversal operating income before depreciation and amortization of 15.2% to $4.7 billion

•

the continued investment in original programming and sports programming rights at both our cable networks and broadcast networks and the continued investment in new attractions at our Universal theme parks, including the Transformers and Despicable Me attractions and the expansion of the Harry Potter attraction

Redemption Transaction

On March 19, 2013, Comcast acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, NBCUniversal purchased from GE certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for $1.4 billion. See Note 4 to Comcast’s consolidated financial statements for additional information on these transactions.

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in competitive, consumer-driven and rapidly changing environments and compete with a

Comcast 2013 Annual Report on Form 10-K	48

growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Additionally, there continue to be new companies with significant financial resources that potentially may compete on a larger scale with our cable services, as well as with our cable and broadcast networks and filmed entertainment businesses.

Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all our service areas, and phone companies, which overlap approximately 45% of our service areas and are continuing to expand their fiber-based networks. We also compete with other providers of traditional cable services. All of these companies typically offer features, pricing and packaging for services comparable to our cable services.

Each of NBCUniversal’s businesses also face substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating its businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Newer services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve, including some services that charge a nominal or no fee for such programming. These services and devices may potentially negatively affect demand for our video services, as well as demand for our cable network, broadcast television and filmed entertainment content, as the number of entertainment choices available to consumers increases and as video programming is more reliably delivered over the Internet and more easily viewed via the Internet on televisions. Wireless services and devices also continue to evolve allowing consumers to access information, entertainment and communication services, which could negatively impact demand for our cable services, including for our voice services as people substitute mobile phones for landline phones. In addition, delayed viewing and advertising skipping have become more common as the penetration of DVRs and similar products has increased and as content has become increasingly available via video-on-demand services and Internet sources, which may have a negative impact on our advertising revenue.

In our Cable Communications segment, we believe that adding more content and delivering it on an increasing variety of platforms will assist in attracting and retaining customers for our cable services. We are also developing and launching new technology initiatives, such as our X1 platform, and deploying new wireless gateway devices, to further enhance our video and high-speed Internet services. In our NBCUniversal segments, to compete for consumers of our content and for customers at our theme parks, we have invested, and will continue to invest, substantial amounts in acquiring content and producing original content for our cable networks and broadcast television networks, including the acquisition of sports rights, and will continue to invest in our film productions and in the development of new theme park attractions. See “Business — Competition” for additional information.

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

49	Comcast 2013 Annual Report on Form 10-K

and issue-oriented advertising. Our Broadcast Television revenue and operating costs and expenses are also cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue generally increases in the period of these broadcasts from increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees. All of the revenue and operating costs and expenses associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl were reported in our Broadcast Television segment.

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters and the release of our films on DVD and through digital distributors. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holidays. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired on television, which typically results in higher advertising revenue in the second and fourth calendar quarter of each year. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our owned content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks generally experience peak attendance during the summer months when schools are closed and during early winter and spring holiday periods.

Consolidated Operating Results

Year ended December 31 (in millions)	2013	2012	2011	% Change 2012 to 2013	% Change 2011 to 2012
Revenue	$64,657	$62,570	$55,842	3.3%	12.0%
Costs and Expenses:
Programming and production	19,670	19,929	16,596	(1.3)	20.1
Other operating and administrative	18,584	17,833	16,646	4.2	7.1
Advertising, marketing and promotion	4,969	4,831	4,243	2.9	13.9
Depreciation	6,254	6,150	6,040	1.7	1.8
Amortization	1,617	1,648	1,596	(1.9)	3.3
Operating income	13,563	12,179	10,721	11.4	13.6
Other income (expense) items, net	(2,448)	(570)	(2,514)	NM	(77.3)
Income before income taxes	11,115	11,609	8,207	(4.3)	41.5
Income tax expense	(3,980)	(3,744)	(3,050)	6.3	22.8
Net income	7,135	7,865	5,157	(9.3)	52.5
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(319)	(1,662)	(997)	(80.9)	66.8
Net income attributable to Comcast Corporation	$6,816	$6,203	$4,160	9.9%	49.1%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Comcast 2013 Annual Report on Form 10-K	50

2013 Consolidated Operating Results by Segment

Consolidated Revenue

In 2013, our Cable Communications, Cable Networks, Filmed Entertainment and Theme Parks segments accounted for substantially all of the increase in consolidated revenue. The increase was partially offset by a decrease in revenue in our Broadcast Television segment due to revenue recorded in 2012 attributable to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics. Excluding $259 million and $1.2 billion of revenue associated with our broadcasts of the 2012 Super Bowl and the 2012 London Olympics, respectively, consolidated revenue increased 5.8% in 2013.

In 2012, our Cable Communications, Broadcast Television and Filmed Entertainment segments accounted for substantially all of the increase in consolidated revenue. The increase in our Broadcast Television segment was primarily due to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

In 2013, our Cable Communications, Cable Networks and Theme Parks segments accounted for substantially all of the increase in consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”). The increase was partially offset by a decrease in operating costs and expenses in our Broadcast Television segment due to operating costs and expenses recorded in 2012 attributable to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics.

In 2012, our Cable Communications, Broadcast Television and Filmed Entertainment segments accounted for substantially all of the increase in consolidated operating costs and expenses. The increase in our Broadcast Television segment was primarily due to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics.

Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization increased slightly in 2013 primarily due to increases in capital spending in our Cable Communications and Theme Parks segments, as well as depreciation associated with the acquisition of real estate properties by NBCUniversal in 2013. Consolidated depreciation and amortization increased slightly in 2012 primarily due to the impact of consolidating NBCUniversal and Universal Orlando for a full year period for the first time in 2012.

51	Comcast 2013 Annual Report on Form 10-K

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”) in the business segment footnote to our consolidated financial statements (see Note 19 to Comcast’s consolidated financial statements and Note 18 to NBCUniversal’s consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Beginning in 2013, revenue in our Cable Communications segment from certain business customers, such as hotels, restaurants and bars, is presented in business services revenue rather than in video revenue. Also beginning in 2013, operating costs and expenses for our Cable Communications segment present franchise and other regulatory fees under a new caption, and the former technical labor caption was expanded to include both technical and product support expenses; previously, franchise and other regulatory fees and product support expenses had been included under the “other” caption. The presentation of operating costs and expenses in our Cable Networks, Broadcast Television and Filmed Entertainment segments was also expanded to present programming and production costs, other operating and administrative expenses, and advertising, marketing and promotion expenses. Reclassifications have been made to 2012 and 2011 to conform to the classifications used in 2013.

Cable Communications Segment Results of Operations

Comcast 2013 Annual Report on Form 10-K	52

Year ended December 31 (in millions)	2013	2012	2011	% Change from 2012 to 2013	% Change from 2011 to 2012
Revenue
Residential:
Video	$20,535	$19,952	$19,464	2.9%	2.5%
High-speed Internet	10,334	9,544	8,743	8.3	9.2
Voice	3,657	3,557	3,503	2.8	1.5
Business services	3,241	2,565	1,953	26.4	31.3
Advertising	2,189	2,284	2,001	(4.2)	14.1
Other	1,880	1,702	1,562	10.5	9.0
Total revenue	41,836	39,604	37,226	5.6	6.4
Operating costs and expenses
Programming	9,107	8,386	7,851	8.6	6.8
Technical and product support	5,349	5,187	5,048	3.1	2.7
Customer service	2,097	1,995	1,911	5.1	4.4
Franchise and other regulatory fees	1,246	1,176	1,104	6.0	6.5
Advertising, marketing and promotion	2,896	2,731	2,430	6.0	12.4
Other	3,936	3,874	3,594	1.6	7.8
Total operating costs and expenses	24,631	23,349	21,938	5.5	6.4
Operating income before depreciation and amortization	$17,205	$16,255	$15,288	5.8%	6.3%

Customer Metrics

	Total Customers			Net Additional Customers
December 31 (in thousands)	2013	2012	2011	2013	2012	2011
Video customers	21,690	21,995	22,331	(305)	(336)	(459)
High-speed Internet customers	20,662	19,367	18,144	1,296	1,223	1,159
Voice customers	10,723	9,955	9,342	768	613	732

Customer data includes residential and business customers.

Cable Communications Segment – Revenue

Our Cable Communications segment leverages our existing cable distribution system to grow revenue by, among other things, adding new customers, encouraging existing cable customers to add new or higher tier services, and growing other services such as our business services offerings and our home security and automation services. We offer our cable services in bundles and often provide promotional incentives. We seek to balance promotional offers and rate increases with their expected effects on the number of customers and overall revenue.

Video

Video revenue increased 2.9% and 2.5% in 2013 and 2012, respectively. Increases in revenue of approximately 5% in both years were primarily related to customers receiving additional and higher levels of video service, as well as from rate adjustments. As of December 31, 2013, 12.4 million customers subscribed to at least one of our HDTV or DVR advanced services compared to 11.8 million customers and 10.9 million customers as of December 31, 2012 and 2011, respectively. In both years, the increases in revenue were partially offset by fewer residential video customers. These decreases were primarily due to competitive pressures in our service areas from phone and satellite competitors and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

53	Comcast 2013 Annual Report on Form 10-K

As of December 31, 2013, 40% of the homes and businesses in the areas we serve subscribed to our video services, compared to 41% and 43% as of December 31, 2012 and 2011, respectively.

High-Speed Internet

High-speed Internet revenue increased 8.3% and 9.2% in 2013 and 2012, respectively. Increases in the number of residential customers accounted for increases in revenue of approximately 6% in both years. The remaining increases in revenue in 2013 and 2012 were primarily due to higher rates from customers receiving higher levels of service and rate adjustments.

As of December 31, 2013, 38% of the homes and businesses in the areas we serve subscribed to our high-speed Internet services, compared to 36% and 35% as of December 31, 2012 and 2011, respectively. Our customer base continues to grow as consumers continue to choose our high-speed Internet service and seek higher speed offerings.

Voice

Voice revenue increased 2.8% and 1.5% in 2013 and 2012, respectively. Increases in the number of residential customers receiving our services through our discounted bundled offerings accounted for increases in revenue of approximately 6% and 4% in 2013 and 2012, respectively. These increases were partially offset in both years by the impact of the allocation of voice revenue for our bundled customers because revenue attributable to voice services represents a lower proportion of the bundled rate. The amounts allocated to voice revenue in the bundled rate have decreased in 2013 and 2012 because video and high-speed Internet rates have increased, while voice rates have remained relatively flat.

As of December 31, 2013, 20% of the homes and businesses in the areas we serve subscribed to our voice services, compared to 19% and 18% as of December 31, 2012 and 2011, respectively.

Business Services

Business services revenue increased 26.4% and 31.3% in 2013 and 2012, respectively. The increases in both years were primarily due to a higher number of business customers receiving our cable services. The remaining increases in both years were primarily due to continued growth in the number of medium-sized business customers, including those receiving our Ethernet network and cellular backhaul services. In 2013, our medium-sized business customers represented 19% of total business services revenue, compared to 15% and 12% in 2012 and 2011, respectively. We believe these increases in business customers are primarily the result of our efforts to gain market share from competitors by offering competitive products and pricing.

Advertising

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell to local, regional and national advertisers under the Spotlight brand. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also represent the advertising sales of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service.

Advertising revenue is affected by the strength of the advertising market and general economic conditions. Advertising revenue decreased 4.2% in 2013 primarily due to lower political advertising revenue. Excluding the impact of political advertising revenue in 2012, advertising revenue increased 4.8% primarily due to increases in the national and regional advertising markets. Advertising revenue increased 14.1% in 2012 primarily due to increases in political advertising revenue and improvements in the local and regional advertising markets, which were primarily driven by increased spending from automotive advertisers.

Comcast 2013 Annual Report on Form 10-K	54

Other

We receive revenue related to cable franchise and other regulatory fees, our digital media center, commissions from electronic retailing networks, and fees from other services. Cable franchise and regulatory fees represent the fees required to be paid to federal, state and local authorities that we pass through to our customers. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. The changes in franchise and other regulatory fees collected from our cable services customers are generally due to changes in the revenue on which the fees apply.

Other revenue increased 10.5% and 9.0% in 2013 and 2012, respectively, primarily due to increases in franchise and other regulatory fees and in revenue from other services, including our home security and automation services.

Cable Communications Segment – Operating Costs and Expenses

We continue to focus on controlling the growth of expenses. Our operating margin, which is our operating income before depreciation and amortization as a percentage of revenue, for 2013, 2012 and 2011 was 41.1%, 41.0% and 41.1%, respectively.

Programming Costs

Programming expenses, our largest operating expense, are the fees we pay to license the programming we distribute to our video customers. These expenses are affected by the programming license fees charged by cable networks, fees for retransmission of the signals from local broadcast television stations, the number of video customers we serve and the amount of content we provide. Programming costs increased in 2013 and 2012 primarily due to increases in programming license fees, including sports programming and retransmission consent fees, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

We anticipate that our programming expenses will continue to increase as we provide additional content, including in HD, to our video customers; as we deliver this content through an increasing number of platforms, including On Demand, online and through our mobile apps for smartphones and tablets; and as the fees we pay increase, primarily from sports programming costs and retransmission consent fees. We believe that adding more content and delivering it on various platforms will help us to attract and retain video customers.

Technical and Product Support Expenses

Technical and product support expenses include costs to complete service call and installation activities, as well as network operations, product development, fulfillment and provisioning costs. Technical and product support expenses increased in 2013 and 2012 primarily due to expenses related to customer fulfillment activities and expenses related to the development, delivery and support of our products and services, and continued growth in business services.

Customer Service Expenses

Customer service expenses include the personnel and other costs associated with handling customer sales and service activity. Customer service expenses increased in 2013 and 2012 primarily due to increases in total labor costs associated with increases in customer service activity. The increases in customer service activity were primarily due to increases in the number of customers as well as sales and related support activities associated with the continued deployment of enhanced services and devices, including our X1 platform and wireless gateways, and continued growth in business services.

55	Comcast 2013 Annual Report on Form 10-K

Franchise and Other Regulatory Fees

Franchise and other regulatory fees increased in 2013 and 2012 primarily due to increases in residential and business services revenue.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses increased in 2013 and 2012 primarily due to increases in spending associated with attracting new residential and business services customers and expanding our services to existing customers.

Other Costs and Expenses

Other costs and expenses increased in 2013 and 2012 primarily due to increases in other administrative costs and advertising sales activities.

NBCUniversal Segments Overview

The discussion below compares the NBCUniversal segments’ actual results for 2013 and 2012, as well as the pro forma combined results for 2011. The pro forma combined amounts for 2011 presented in the tables below include pro forma adjustments as if the NBCUniversal and Universal Orlando transactions each had occurred on January 1, 2010. Pro forma combined amounts are not necessarily indicative of what our results would have been had we operated the NBCUniversal contributed businesses or Universal Orlando since that date, nor of our future results.

During 2013, 2012 and 2011, there were no changes to NBCUniversal’s accounting principles or practices that had a material effect on its net income.

2013 NBCUniversal Segments Operating Results

Comcast 2013 Annual Report on Form 10-K	56

The operating results of the NBCUniversal segments for 2013, 2012 and 2011 are presented in the table below.

	2013	2012	2011
	Actual	Actual	Actual	Pro Forma	Pro Forma Combined
(in millions)	Year Ended December 31	Year Ended December 31	Year Ended December 31	For the Period January 1 through January 28	Year Ended December 31	% Change 2012 to 2013	% Change 2011 to 2012
Revenue
Cable Networks	$9,201	$8,727	$8,061	$385	$8,446	5.4%	3.3%
Broadcast Television	7,120	8,200	5,982	467	6,449	(13.2)	27.2
Filmed Entertainment	5,452	5,159	4,239	353	4,592	5.7	12.4
Theme Parks	2,235	2,085	1,874	115	1,989	7.2	4.8
Headquarters, other and eliminations	(358)	(359)	(896)	544	(352)	NM	NM
Total revenue	$23,650	$23,812	$19,260	$1,864	$21,124	(0.7)%	12.7%
Operating Income Before Depreciation and Amortization
Cable Networks	$3,501	$3,303	$3,199	$153	$3,352	6.0%	(1.5)%
Broadcast Television	345	358	124	(15)	109	(3.6)	230.1
Filmed Entertainment	483	79	27	(3)	24	509.7	234.2
Theme Parks	1,004	953	830	37	867	5.3	9.9
Headquarters, other and eliminations	(601)	(586)	(718)	135	(583)	(2.3)	(0.6)
Total operating income before depreciation and amortization	$4,732	$4,107	$3,462	$307	$3,769	15.2%	9.0%

Cable Networks Segment Actual and Pro Forma Results of Operations

	2013	2012	2011
	Actual	Actual	Actual	Pro Forma	Pro Forma Combined
(in millions)	Year Ended December 31	Year Ended December 31	Year Ended December 31	For the Period January 1 through January 28	Year Ended December 31	% Change 2012 to 2013	% Change 2011 to 2012
Revenue
Distribution	$4,905	$4,604	$4,210	$188	$4,398	6.5%	4.7%
Advertising	3,536	3,389	3,154	162	3,316	4.3	2.2
Content licensing and other	760	734	697	35	732	3.6	0.2
Total revenue	9,201	8,727	8,061	385	8,446	5.4	3.3
Operating costs and expenses
Programming and production	3,850	3,659	3,218	167	3,385	5.2	8.1
Other operating and administrative	1,342	1,306	1,218	26	1,244	2.8	5.0
Advertising, marketing and promotion	508	459	426	39	465	10.7	(1.4)
Total operating costs and expenses	5,700	5,424	4,862	232	5,094	5.1	6.5
Operating income before depreciation and amortization	$3,501	$3,303	$3,199	$153	$3,352	6.0%	(1.5)%

57	Comcast 2013 Annual Report on Form 10-K

Cable Networks Segment – Revenue

Distribution

Distribution revenue is generated from distribution agreements with multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Distribution revenue increased in 2013 and 2012 primarily due to increases in the contractual rates that we charged under distribution agreements.

In 2013, 2012 and 2011, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in Comcast’s consolidated financial statements but are included in the amounts presented above.

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

Advertising revenue increased 4.3% and 2.2% in 2013 and 2012, respectively. Higher prices and an increase in the volume of advertising units sold contributed to increases of 8.9% and 12.9% in 2013 and 2012, respectively. These increases were partially offset by continued declines in audience ratings at some of our networks.

Content Licensing and Other

We also generate other revenue primarily from the licensing of our owned programming to various distribution platforms, including cable and broadcast networks, and to digital distributors.

Content licensing and other revenue increased in 2013 primarily due to a new licensing agreement entered into during the year. Content licensing and other revenue remained flat in 2012.

Cable Networks Segment – Operating Costs and Expenses

Programming and Production

Programming and production costs include the amortization of owned and acquired programming, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms, and on-air talent costs.

Programming and production costs increased in 2013 and 2012 primarily due to our continued investment in original programming at certain of our cable networks and higher sports programming costs. The increase in sports programming costs in 2013 included the impact from an increase in the number of NHL games compared to 2012 due to the NHL lockout in 2012 as well as costs associated with our broadcasts of the English Premier League soccer. The increase in sports programming costs in 2012 included the impact from an increase in the number of NBA games compared to 2011 due to the NBA lockout in 2011.

Other Operating and Administrative

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Comcast 2013 Annual Report on Form 10-K	58

Other operating and administrative costs and expenses increased in 2013 and 2012 primarily due to an increase in employee-related costs.

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses consist primarily of the costs incurred in promoting our cable networks and costs associated with digital media.

Advertising, marketing and promotion expenses increased in 2013 primarily due to increased spending on marketing across our cable network portfolio primarily due to the launch of new programming on our cable networks. Advertising, marketing and promotion expenses remained relatively flat in 2012.

Broadcast Television Segment Actual and Pro Forma Results of Operations

	2013	2012	2011
	Actual	Actual	Actual	Pro Forma	Pro Forma Combined
(in millions)	Year Ended December 31	Year Ended December 31	For the Period January 29 through December 31	For the Period January 1 through January 28	Year Ended December 31	% Change 2012 to 2013	% Change 2011 to 2012
Revenue
Advertising	$4,930	$5,876	$3,976	$315	$4,291	(16.1)%	36.9%
Content licensing	1,447	1,474	1,509	111	1,620	(1.8)	(9.1)
Other	743	850	497	41	538	(12.6)	58.2
Total revenue	7,120	8,200	5,982	467	6,449	(13.2)	27.2
Operating costs and expenses
Programming and production	5,192	6,291	4,515	448	4,963	(17.5)	26.7
Other operating and administrative	1,204	1,206	1,075	13	1,088	(0.2)	10.8
Advertising, marketing and promotion	379	345	268	21	289	10.0	19.3
Total operating costs and expenses	6,775	7,842	5,858	482	6,340	(13.6)	23.7
Operating income (loss) before depreciation and amortization	$345	$358	$124	$(15)	$109	(3.6)%	230.1%

Broadcast Television Segment – Revenue

Advertising

Advertising revenue is generated from the sale of advertising time on our broadcast networks, our owned local television stations and our related digital media properties. Our advertising revenue is generally based on audience ratings, the value of our viewer demographics to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned local television stations’ programming schedules. Advertising revenue is affected by the strength of the national and local advertising markets, general economic conditions, and the success and ratings of our programming.

Advertising revenue decreased in 2013 and increased in 2012 primarily due to $1.2 billion of advertising revenue recorded in 2012 associated with our broadcasts of the 2012 Super Bowl and the 2012 London

59	Comcast 2013 Annual Report on Form 10-K

Olympics. Excluding the impact of these events, advertising revenue increased 5% and 9% in 2013 and 2012, respectively, primarily due to higher prices and volume of advertising units sold, which included the impact of an increase in political advertising in 2012.

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally, including to cable and broadcast networks and digital distributors. The subsequent licensing of our owned programming series following the initial network license is critical to their financial success as the production and distribution costs related to our owned programming generally exceed the revenue generated from the initial network license.

Content licensing revenue decreased in 2013 and 2012 primarily due to the timing of licensing agreements.

Other

We also generate other revenue primarily from fees for retransmission consent of our owned broadcast television stations and associated fees received from our affiliated local television stations, as well as from the sale of our owned programming on DVDs and through online digital distributors. The sale of our owned programming is driven primarily by the popularity of our broadcast networks and programming series and, therefore, fluctuates based on consumer spending and acceptance. Other revenue also includes distribution revenue associated with our periodic broadcasts of the Olympic Games.

Other revenue decreased in 2013 and increased in 2012 primarily due to $266 million of distribution revenue from multichannel video providers in 2012 associated with our broadcast of the London Olympics. The decrease in 2013 was partially offset by an increase in fees received under our retransmission consent agreements.

Broadcast Television Segment – Operating Costs and Expenses

Programming and Production

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

Programming and production costs decreased in 2013 and increased in 2012 primarily due to programming rights and production costs of $1.3 billion associated with our broadcasts of the 2012 London Olympics and 2012 Super Bowl. Excluding the impact of these events, programming and production costs increased in 2013 and 2012 primarily due to our continued investment in original programming.

Other Operating and Administrative

Other operating and administrative expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative expenses remained relatively flat in 2013. Other operating and administrative expenses increased in 2012 primarily due to higher employee-related costs.

Advertising, Marketing and Promotion

Advertising, marketing and promotion expenses consist primarily of the costs associated with promoting our owned television programming, as well as the marketing of DVDs and costs associated with our digital media properties.

Comcast 2013 Annual Report on Form 10-K	60

Advertising, marketing and promotion expenses increased in 2013 and 2012 primarily due to increased spending on marketing associated with our primetime schedule.

Filmed Entertainment Segment Actual and Pro Forma Results of Operations

	2013	2012	2011
	Actual	Actual	Actual	Pro Forma	Pro Forma Combined
(in millions)	Year Ended December 31	Year Ended December 31	For the Period January 29 through December 31	For the Period January 1 through January 28	Year Ended December 31	% Change 2012 to 2013	% Change 2011 to 2012
Revenue
Theatrical	$1,568	$1,390	$983	$58	$1,041	12.8%	33.5%
Content licensing	1,654	1,540	1,234	171	1,405	7.4	9.7
Home entertainment	1,828	1,834	1,559	96	1,655	(0.3)	10.8
Other	402	395	463	28	491	1.8	(19.6)
Total revenue	5,452	5,159	4,239	353	4,592	5.7	12.4
Operating costs and expenses
Programming and production	2,982	3,002	2,266	205	2,471	(0.7)	21.5
Other operating and administrative	716	652	768	55	823	9.8	(20.6)
Advertising, marketing and promotion	1,271	1,426	1,178	96	1,274	(10.8)	11.9
Total operating costs and expenses	4,969	5,080	4,212	356	4,568	(2.2)	11.2
Operating income (loss) before depreciation and amortization	$483	$79	$27	$(3)	$24	509.7%	234.2%

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

Theatrical revenue increased in 2013 primarily due to the strong performance of Despicable Me 2 and Fast and Furious 6. Theatrical revenue increased in 2012 primarily due to the strong performance of Ted, Dr. Seuss’ The Lorax and The Bourne Legacy.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to cable, broadcast and premium networks, as well as to digital distributors.

Content licensing revenue increased in 2013 primarily due to the international licensing of our 2012 theatrical releases as well as from the licensing of our current year theatrical releases to digital distributors. Content

61	Comcast 2013 Annual Report on Form 10-K

licensing revenue increased in 2012 primarily due to a higher volume of our owned and acquired films made available to licensees in 2012, as well as an increase in the licensing of our content to digital distributors.

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

Home entertainment revenue remained flat in 2013 primarily due to a decrease in the number of releases in 2013 compared to 2012 offset by the strong performance of Despicable Me 2 and Fast and Furious 6. Home entertainment revenue increased in 2012 primarily due to an increased number of, and improved performance of, our 2012 releases compared to our 2011 releases.

While we experienced successful DVD releases in 2013 such as Despicable Me 2 and Fast and Furious 6, the overall DVD market continues to experience declines due to the impact of weak economic conditions, the maturation of the standard-definition DVD format, piracy, and increasing shifts in consumer behavior toward digital distributors, subscription rental services and discount rental kiosks, which generate less revenue per transaction than DVD sales.

Other

We also generate revenue from producing and licensing live stage plays, distributing filmed entertainment produced by third parties and from various digital media properties. Other revenue increased slightly in 2013 primarily due to an increase in revenue generated from our stage plays. Other revenue decreased in 2012 primarily due to lower revenue generated from our stage plays as a result of fewer productions.

Filmed Entertainment Segment – Operating Costs and Expenses

Programming and Production

Programming and production expenses include the amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution expenses. Residual payments represent amounts payable to certain of our employees, including freelance and temporary employees, who are represented by labor unions or guilds and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent, third parties that have entered into cofinancing agreements with us and other parties involved in the production of a film.

Programming and production costs decreased slightly in 2013 and increased in 2012 primarily due to higher amortization of film costs in 2012 associated with the higher cost of our 2012 film slate.

Other Operating and Administrative

Other operating and administrative expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative expenses increased in 2013 primarily due to the realization of a receivable in 2012 that was previously reserved for as uncollectible. Other operating and administrative expenses decreased in 2012 due to lower costs associated with our stage plays business as a result of fewer productions.

Advertising, Marketing and Promotion

Advertising and marketing expenses consist primarily of expenses associated with advertising for our theatrical releases and the marketing of DVDs. We incur significant marketing expenses before and throughout the

Comcast 2013 Annual Report on Form 10-K	62

release of a film in movie theaters. As a result, we typically incur losses on a film prior to and during the film’s exhibition in movie theaters and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs associated with producing and marketing films have generally increased in recent years and may continue to increase in the future.

Advertising, marketing and promotion expenses decreased in 2013 primarily due to fewer significant theatrical releases in 2013 compared to 2012. Advertising, marketing and promotion expenses increased in 2012 primarily due to an increase in marketing costs associated with our 2012 theatrical and DVD releases.

Theme Parks Segment Actual and Pro Forma Results of Operations

	2013	2012	2011
	Actual	Actual	Actual(a)	Pro Forma	Pro Forma Combined
(in millions)	Year Ended December 31	Year Ended December 31	For the Period January 29 through December 31	For the Period January 1 through January 28	Year Ended December 31	% Change 2012 to 2013	% Change 2011 to 2012
Revenue	$2,235	$2,085	$1,874	$115	$1,989	7.2%	4.8%
Operating costs and expenses	1,231	1,132	1,044	78	1,122	8.8	0.9
Operating income before depreciation and amortization	$1,004	$953	$830	$37	$867	5.3%	9.9%

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

Theme Parks Segment – Revenue

Our Theme Parks segment revenue is generated primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando and Hollywood, as well as from license and other fees.

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

Theme Parks segment revenue increased in 2013 and 2012 primarily due to higher guest attendance and increases in per capita spending at our Orlando and Hollywood theme parks. The increases in 2013 and 2012 were primarily driven by the continued success of The Wizarding World of Harry Potter attraction in Orlando and the Transformers attractions in Orlando and Hollywood, which opened in June 2013 and May 2012, respectively.

Theme Parks Segment – Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.

Theme Parks segment operating costs and expenses increased in 2013 and 2012 primarily due to additional costs at our Orlando and Hollywood theme parks associated with additional attractions and increases in food, beverage and merchandise costs associated with the increases in attendance.

63	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses incurred by our NBCUniversal businesses include overhead, personnel costs and costs associated with corporate initiatives. Operating costs and expenses increased in 2013 primarily due to higher employee costs. Operating costs and expenses remained flat in 2012 primarily due to higher technology and administrative costs offset by the impact of transaction-related costs associated with the 2011 NBCUniversal transaction, including severance and other compensation-related costs.

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

Corporate and Other Results of Operations

Year ended December 31 (in millions)	2013	2012	2011	% Change 2012 to 2013	% Change 2011 to 2012
Revenue	$600	$498	$558	20.6%	(10.8)%
Operating costs and expenses	1,089	874	974	24.7	(10.3)
Operating income (loss) before depreciation and amortization	$(489)	$(376)	$(416)	(30.2)%	9.7%

Corporate and Other – Revenue

Other revenue primarily relates to Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

Other revenue increased in 2013 primarily due to an increase in the number of NHL games compared to 2012 due to the lockout in 2012. Other revenue decreased in 2012 primarily due to a loss in revenue associated with the NHL lockout.

Corporate and Other – Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the cost of corporate initiatives incurred by our Comcast businesses and operating costs and expenses associated with Comcast-Spectacor.

Corporate and Other operating costs and expenses increased in 2013 primarily due to $74 million of expenses associated with the final settlement of the terminated qualified pension plan that provided benefits to former employees of a company we acquired as part of the AT&T Broadband transaction in 2002 as well as an increase in labor costs in our Comcast-Spectacor business. Corporate and Other operating costs and expenses decreased in 2012 primarily due to the NHL lockout.

Comcast 2013 Annual Report on Form 10-K	64

Consolidated Other Income (Expense) Items, Net

Year ended December 31 (in millions)	2013	2012	2011
Interest expense	$(2,574)	$(2,521)	$(2,505)
Investment income (loss), net	576	219	159
Equity in net income (losses) of investees, net	(86)	959	(35)
Other income (expense), net	(364)	773	(133)
Total	$(2,448)	$(570)	$(2,514)

Interest Expense

Interest expense increased in 2013 primarily due to an increase in our debt outstanding, partially offset by a lower average cost of debt. Interest expense remained flat in 2012.

Investment Income (Loss), Net

Investment income (loss), net increased in 2013 primarily due to the $443 million gain related to the sale of our investment in Clearwire Corporation (“Clearwire”) in July 2013. The components of investment income (loss), net in 2013, 2012 and 2011 are presented in a table in Note 6 to Comcast’s consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net in 2013 and 2012 were primarily due to the $876 million of income that was recorded in 2012 related to our portion of SpectrumCo’s gain on sale of its advanced wireless services spectrum licenses, as well as $142 million of total equity losses recorded in 2013 attributable to our investment in Hulu, LLC (“Hulu”). In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, which we had previously accounted for as a cost method investment. This represented an agreement to provide our first capital contribution to Hulu since our interest was acquired as part of the NBCUniversal transaction, therefore we began to apply the equity method of accounting for this investment. The change in the method of accounting for this investment required us to recognize Hulu’s accumulated losses from the date of the NBCUniversal transaction through July 2013.

Other Income (Expense), Net

The changes in other income (expense), net in 2013 and 2012 were primarily due to the $1 billion gain recorded in 2012 related to the sale of our investment in A&E Television Networks LLC (“A&E Television Networks”), as well as an impairment of $236 million of our equity method investment in, and loans with, a regional sports cable network based in Houston, Texas, which was recorded in 2013.

Consolidated Income Tax Expense

Income tax expense reflects federal and state income taxes, adjustments associated with uncertain tax positions and, until the close of the Redemption Transaction in March 2013, the partnership structure of NBCUniversal Holdings whereby income tax expense was not recorded on the portion of its consolidated income that was attributable to GE’s noncontrolling interest. Our effective income tax rate in 2013, 2012 and 2011 was 35.8%, 32.3% and 37.2%, respectively. In 2013, our effective income tax rate increased due to the Redemption Transaction in March 2013 in which we acquired GE’s noncontrolling common equity interest in NBCUniversal and subsequently recorded income tax expense on all of its consolidated income. In addition, our 2013 income tax expense was reduced by $158 million due to the nontaxable portion of the increase in tax basis associated with the redemption of Liberty Media Series A common stock in October 2013. In 2012, our effective income tax rate decreased due to proportionately higher pretax income at NBCUniversal, which included NBCUniversal’s gain on the sale of its equity interest in A&E Television Networks. In addition, our 2012 income tax expense decreased by $109 million due to certain changes in state tax laws that became

65	Comcast 2013 Annual Report on Form 10-K

effective in 2012. Our income tax expense in the future may continue to be impacted by adjustments to uncertain tax positions and related interest, and changes in tax laws. We expect our 2014 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decrease in net income attributable to noncontrolling interests and redeemable subsidiary preferred stock in 2013 was primarily due to our acquisition of GE’s remaining 49% common equity interest in NBCUniversal Holdings in March 2013. The increase in net income attributable to noncontrolling interests in 2012 was primarily due to GE’s allocated share of the increase in earnings of NBCUniversal during 2012.

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

As of December 31, 2013, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and outstanding letters of credit, totaled $4.7 billion, which included $100 million available under NBCUniversal Enterprise, Inc.’s (“NBCUniversal Enterprise”) credit facility.

In March 2013, we, four of our wholly owned cable holding company subsidiaries (the “cable guarantors”) and NBCUniversal entered into a series of agreements and supplemental indentures to include NBCUniversal as part of our existing cross-guarantee structure. As members of the cross-guarantee structure, we and the cable guarantors fully and unconditionally guarantee NBCUniversal’s public debt securities, and NBCUniversal fully and unconditionally guarantees all of our and the cable guarantors’ public debt securities, as well as our $6.25 billion revolving credit facility. We and the cable guarantors also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion of senior notes and its $1.35 billion credit facility due March 2018. NBCUniversal does not guarantee the NBCUniversal Enterprise senior notes or credit facility. See Note 21 to Comcast’s consolidated financial statements for additional information on our subsidiary cross-guarantee structure.

We, NBCUniversal and our Cable Communications subsidiaries that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing the Comcast and Comcast Cable Communications credit facility. We test for compliance with the covenants for our credit facility on an ongoing basis. The only financial covenant is in our credit facility and pertains to leverage, which is the ratio of debt to operating income before depreciation and

Comcast 2013 Annual Report on Form 10-K	66

amortization, as defined in the credit facility. As of December 31, 2013, we met this financial covenant by a significant margin. We do not expect to have to reduce debt or improve operating results in order to continue to comply with this financial covenant.

Receivables Monetization

In December 2013, the programs under which NBCUniversal monetized certain of its accounts receivable with a syndicate of banks were terminated. The final payments of $1.4 billion associated with the termination of these programs are a component of net cash provided by operating activities in Comcast’s and NBCUniversal’s consolidated statement of cash flows. See Note 17 to Comcast’s consolidated financial statements and Note 16 to NBCUniversal’s consolidated financial statements for additional information.

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2013	2012	2011
Operating income	$13,563	$12,179	$10,721
Depreciation and amortization	7,871	7,798	7,636
Operating income before depreciation and amortization	21,434	19,977	18,357
Noncash share-based compensation	419	371	344
Termination of receivables monetization programs	(1,442)	—	—
Changes in operating assets and liabilities	93	(418)	(603)
Cash basis operating income	20,504	19,930	18,098
Payments of interest	(2,355)	(2,314)	(2,441)
Payments of income taxes	(3,946)	(2,841)	(1,626)
Proceeds from investments and other	162	213	360
Excess tax benefits under share-based compensation	(205)	(134)	(46)
Net cash provided by operating activities	$14,160	$14,854	$14,345

The changes in operating assets and liabilities in 2013 compared to the changes in 2012 were primarily due to the timing of receipts for our accounts receivable, increases in deferred revenue associated with our Olympics broadcasts and a decrease in film and television costs. The increases were partially offset by payments made in 2013 related to the termination of a film financing arrangement and payments of our accounts payable and accrued expenses related to trade creditors, as well as the timing of other operating items.

The changes in operating assets and liabilities in 2012 compared to the changes in 2011 were primarily related to a decrease in film and television costs, partially offset by the settlement in 2012 of a $237 million liability associated with an unfavorable Olympic contract that had been recorded through the application of acquisition accounting in 2011, as well as the timing of other operating items, including accounts receivable and accounts payable and accrued expenses related to trade creditors.

Interest payments remained relatively flat in 2013 compared to 2012. The decrease in interest payments in 2012 was primarily due to the repayment and redemption of certain of our debt obligations.

The increase in income tax payments in 2013 was primarily due to higher taxable income from operations, the net impact of the economic stimulus legislation, the settlement of tax disputes and the repatriation of foreign earnings. The increase in income tax payments in 2012 was primarily due to increases in taxable income, which resulted in higher federal tax payments made in 2012, and the lower net benefit in 2012 of the economic stimulus legislation. We expect income tax payments to increase in 2014 primarily due to higher taxable income from operations and the expiration of the economic stimulus legislation.

67	Comcast 2013 Annual Report on Form 10-K

Investing Activities

Net cash used in investing activities in 2013 consisted primarily of cash paid for capital expenditures, acquisitions of real estate properties, purchases of investments and cash paid for intangible assets. Net cash used in investing activities in 2012 consisted primarily of cash paid for capital expenditures, cash paid for intangible assets and the purchase of investments and was substantially offset by proceeds from sales of businesses and investments and return of capital from investees.

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable Communications segment, and we expect that this will continue in the future. The table below summarizes the capital expenditures we incurred in our Cable Communications segment in 2013, 2012 and 2011.

Year ended December 31 (in millions)	2013	2012	2011
Cable distribution system	$1,819	$1,720	$1,715
Customer premise equipment	2,990	2,678	2,594
Other equipment	527	462	420
Buildings and building improvements	67	57	77
Land	—	4	—
Total	$5,403	$4,921	$4,806

Cable Communications capital expenditures increased in 2013 and 2012 primarily due to an increase in customer premise equipment purchases, including purchases related to our X1 platform and our wireless gateways in 2013, and increased investment in business services and network capacity.

Capital expenditures in our NBCUniversal segments increased 52.0% to $1.2 billion in 2013 primarily due to continued investment at our Universal theme parks. Capital expenditures in our NBCUniversal segments increased 75.7% to $763 million in 2012 primarily due to increased investment at our Universal theme parks and increased investment in technical infrastructure to support our cable networks and broadcast television operations.

The rate of growth of our capital expenditures for 2014 is expected to increase as we continue to invest significantly in the deployment of our X1 platform and wireless gateways to our customers and the expansion of business services and our home security and automation services. Capital expenditures for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes, and the timing and rate of deployment of new services and capacity for existing services. In addition, we have invested and expect to continue to invest in existing and new attractions at our Universal theme parks.

Cash Paid for Intangible Assets

In 2013 and 2012, cash paid for intangible assets consisted primarily of software.

Acquisitions of Real Estate Properties

In 2013, acquisitions of real estate properties included NBCUniversal’s purchases of the 30 Rockefeller Plaza properties it occupies in connection with the Redemption Transaction, NBCUniversal’s purchase of the property located at 10 Universal City Plaza, which is adjacent to Universal Studios in Hollywood, California and our purchase of an 80% interest in a business whose primary asset is our corporate headquarters located in Philadelphia, Pennsylvania.

Comcast 2013 Annual Report on Form 10-K	68

Acquisitions

Our 2013 and 2012 acquisitions were not significant. In 2011, we closed the NBCUniversal transaction and NBCUniversal acquired the remaining 50% equity interest in Universal Orlando that it did not already own. See Note 4 to Comcast’s consolidated financial statements for additional information on our acquisitions.

Proceeds from Sales of Businesses and Investments

In 2013, proceeds from sales of businesses and investments were primarily related to the redemption of our Liberty Media Series A common stock by Liberty Media Corporation and the sale of our investment in Clearwire. In 2012, proceeds from sales of businesses and investments were primarily related to the A&E Television Networks transaction. Following the close of the A&E Television Networks transaction, NBCUniversal no longer receives dividends from A&E Television Networks. In 2012 and 2011, NBCUniversal received $129 million and $196 million, respectively, in dividends from A&E Television Networks, which were included in net cash provided by operating activities. In 2011, proceeds from sales of businesses and investments were primarily related to the sale of the Philadelphia 76ers.

Return of Capital from Investees

In 2013, return of capital from investees consisted primarily of a distribution received from The Weather Channel Holding Corp. (“The Weather Channel”). In 2012, return of capital from investees consisted primarily of distributions received from the SpectrumCo transaction. Our return of capital from investees in 2011 was not significant.

Purchases of Investments

In 2013, purchases of investments related primarily to equity securities that were held as collateral for our prepaid forward sale agreements. Our purchases of investments in 2012 and 2011 were not significant.

Financing Activities

Net cash used in financing activities consisted primarily of our acquisition of GE’s remaining 49% common equity interest in NBCUniversal Holdings, repayments of debt, repurchases of our common stock, dividend payments and the effective settlement of our Station Venture liability, which were partially offset by proceeds from borrowings and issuances of common stock. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments.

In January 2013, we issued $750 million aggregate principal amount of 2.850% senior notes due 2023, $1.7 billion aggregate principal amount of 4.250% senior notes due 2033 and $500 million aggregate principal amount of 4.500% senior notes due 2043. In March 2013, in connection with the Redemption Transaction, we consolidated an additional $4 billion aggregate principal amount of senior notes issued by NBCUniversal Enterprise and $1.25 billion of borrowings under the NBCUniversal Enterprise credit facility.

During 2013, we repaid $2.3 billion aggregate principal amount of our debt outstanding at maturity.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions.

See Note 9 to Comcast’s consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings, and long-term debt incurred in connection with the Redemption Transaction, including the debt issued by NBCUniversal Enterprise, which we now consolidate.

69	Comcast 2013 Annual Report on Form 10-K

Share Repurchases and Dividends

In 2013, we repurchased 49 million shares of our Class A Special common stock for $2.0 billion. As of December 31, 2013, we had $1.5 billion remaining under this authorization.

In January 2014, our Board of Directors increased our share repurchase program authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We intend to repurchase $3 billion of shares during 2014, subject to market conditions.

Our Board of Directors declared quarterly dividends totaling $2.0 billion in 2013. We paid dividends of $2.0 billion in 2013. In January 2014, our Board of Directors approved a 15% increase in our dividend to $0.90 per share on an annualized basis and approved our first quarter dividend of $0.225 per share to be paid in April 2014. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

The table below sets forth information on our share repurchases and dividends paid in 2013, 2012 and 2011.

Contractual Obligations

The table below presents our future contractual obligations as of December 31, 2013 by the period in which the payments are due.

	Payment Due by Period
(in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$47,810	$3,273	$6,910	$7,946	$29,681
Capital lease obligations	37	7	11	5	14
Operating lease obligations	2,144	385	628	458	673
Purchase obligations(b)	46,867	8,434	9,488	7,573	21,372
Other long-term liabilities reflected on the balance sheet(c)	10,184	3,674	1,757	814	3,939
Total(d)	$107,042	$15,773	$18,794	$16,796	$55,679

Refer to Note 9 (long-term debt) and Note 18 (commitments and contingencies) to our consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations related to our Cable Communications segment include programming contracts with cable networks and local broadcast television stations, contracts with customer premise equipment manufacturers, communication vendors and multichannel video providers for which we provide advertising sales representation, and other contracts entered into in the normal course of business. Cable Communications programming contracts in the table above include amounts payable under fixed or minimum guaranteed commitments and do not represent the total fees that are expected to be paid under programming contracts, which we expect to be higher because these contracts are generally based on

Comcast 2013 Annual Report on Form 10-K	70

the number of subscribers receiving the programming. Our purchase obligations related to our NBCUniversal segments consist primarily of commitments to acquire film and television programming, including U.S. television rights to future Olympic Games through 2020, Sunday Night Football on NBC through the 2022-23 season, including the Super Bowl in 2015, 2018 and 2021, NHL games through the 2020-21 season, Spanish-language U.S. television rights to FIFA World Cup games through 2022, U.S television rights to English Premier League soccer games through the 2015-16 season, certain PGA TOUR golf events through 2021 and certain NASCAR events through 2024, as well as obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term liabilities reflected on the balance sheet consist primarily of prepaid forward sale agreements of equity securities we hold; subsidiary preferred shares; deferred compensation obligations; pension, postretirement and postemployment benefit obligations; contingent consideration obligation related to the NBCUniversal transaction; and a contractual obligation acquired in connection with the Universal Orlando transaction. This contractual obligation involves financial interests held by a third party in certain NBCUniversal businesses and is based on a percentage of future revenue of the specified businesses. This contractual obligation provides the third party with the option, beginning in 2017, to require NBCUniversal to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. Reserves for uncertain tax positions of $1.7 billion are not included in the table above because it is uncertain if and when these reserves will become payable. Payments of $1.6 billion of participations and residuals are also not included in the table above because we cannot make a reliable estimate of the period in which these obligations will be settled.

(d)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$59,410
Commitments not recorded on the balance sheet	47,632
Total	$107,042

Off-Balance Sheet Arrangements

As of December 31, 2013, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights, the accounting for film and television costs, and the accounting for income taxes are critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below. See Notes 8, 5 and 15 to Comcast’s consolidated financial statements for a discussion of our accounting policies with respect to these items.

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

71	Comcast 2013 Annual Report on Form 10-K

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

For the purpose of our impairment testing, we have grouped the recorded values of our various cable franchise rights into our three Cable Communications divisions or units of account. We evaluate the unit of account periodically to ensure our impairment testing is performed at an appropriate level.

The annual impairment test for indefinite-lived intangibles allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount. An entity may choose to perform the qualitative assessment or an entity may bypass the qualitative assessment and proceed directly to the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of a reporting unit is, more likely than not, less than its carrying value, the quantitative impairment test is required. When performing a quantitative assessment, we estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions and profitability information.

In 2013, we performed a qualitative assessment of our cable franchise rights. We considered various factors that would affect the estimated fair values of our cable franchise rights, including changes in our projected future cash flows associated with our Cable Communications segment, industry, market and macroeconomic conditions and also the 27% increase in our market capitalization since we performed our 2012 quantitative assessment. In addition, we considered the results of our 2012 quantitative assessment, in which the estimated fair values of our franchise rights exceeded the carrying value in our three Cable Communications Divisions by 19%, 33% and 37%, respectively. We also compared our weighted average cost of capital in 2013 to that used in our 2012 quantitative assessment and it had remained relatively consistent. Based on our 2013 qualitative assessment, we concluded that it was more likely than not that the estimated fair values of our franchise rights were higher than our carrying values and that the performance of a quantitative impairment test was not required.

Since the adoption of the accounting guidance related to goodwill and intangible assets in 2002, we have not recorded any significant impairment charges to cable franchise rights as a result of our impairment testing. A future change in the unit of account could result in the recognition of an impairment charge.

We could also record impairment charges in the future if there are changes in long-term market conditions, in expected future operating results, or in federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. Assumptions made about increased competition and economic conditions could also impact the results of any qualitative assessment and the valuations used in future annual quantitative impairment testing and result in a reduction in the fair values of our cable franchise rights.

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expense. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes such costs using the ratio of the current period’s revenue to estimated total remaining gross revenue from all sources (“ultimate revenue”). Estimates of ultimate revenue have a significant impact on how quickly capitalized costs are amortized and, therefore, are updated regularly.

Comcast 2013 Annual Report on Form 10-K	72

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

With respect to television series or other owned television programming, the most sensitive factor affecting our estimate of ultimate revenue is whether the series can be successfully licensed beyond its initial license. Initial estimates of ultimate revenue are limited to the amount of revenue contracted for each episode under the initial license. Once it is determined that a series can be licensed for subsequent platforms, revenue estimates for these platforms, such as U.S. and international syndication, home entertainment, and other distribution platforms, are included in ultimate revenue. In the case of television series and owned television programming, revenue estimates for produced episodes include revenue expected to be earned within 10 years of delivery of the initial episode or, if still in production, 5 years from the delivery of the most recent episode, if later.

Capitalized film and television costs, as well as stage play production costs, are subject to impairment testing when certain triggering events are identified. If the fair value of a production falls below its unamortized cost, we would record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The fair value assessment is generally based on estimated future discounted cash flows, which are supported by our internal forecasts. Adjustments to capitalized film and stage play production costs of $167 million and $161 million were recorded in 2013 and 2012, respectively.

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax positions using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include business acquisitions and dispositions, including consideration paid or received in connection with these transactions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more-likely-than-not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved.

We adjust our estimates periodically to reflect changes in circumstances in ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. We believe that adequate accruals have been made for income taxes. When uncertain tax positions are ultimately

73	Comcast 2013 Annual Report on Form 10-K

resolved, either individually or in the aggregate, differences between our estimated amounts and the actual amounts are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period. As of December 31, 2013, our uncertain tax positions and related accrued interest were $1.7 billion and $780 million, respectively.

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

Our interest rate derivative financial instruments, which may include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Our interest rate derivative financial instruments reduced the portion of Comcast’s total consolidated debt at fixed rates as of December 31, 2013 to 83.5% from 91.5%. NBCUniversal’s interest rate derivative financial instruments reduced the portion of NBCUniversal’s total consolidated debt at fixed rates as of December 31, 2013 to 93.2% from 99.9%.

In 2013, 2012 and 2011, the effect of our interest rate derivative financial instruments was to decrease Comcast’s consolidated interest expense by $98 million, $106 million and $136 million, respectively. The effect of NBCUniversal’s interest rate derivative financial instruments was not material to NBCUniversal’s consolidated financial statements for all periods presented. Interest rate derivative financial instruments may have a significant effect on Comcast’s interest expense in the future.

The table below summarizes the fair values and contract terms of financial instruments subject to interest rate risk maintained by us as of December 31, 2013.

(in millions)	2014	2015	2016	2017	2018	Thereafter	Total	Estimated Fair Value as of December 31, 2013
Debt
Fixed rate	$1,930	$3,370	$2,801	$2,557	$3,444	$29,695	$43,797	$47,773
Average interest rate	3.8%	5.9%	4.6%	7.0%	4.3%	5.5%	5.4%
Variable rate	$1,350	$50	$700	$—	$1,950	$—	$4,050	$4,050
Average interest rate	0.7%	3.2%	3.1%	0.0%	4.9%	0.0%	3.2%
Interest Rate Instruments
Fixed to variable swaps	$1,100	$150	$800	$200	$1,600	$—	$3,850	$140
Average pay rate	0.7%	1.9%	2.9%	6.0%	4.6%	0.0%	3.1%
Average receive rate	4.4%	3.7%	4.8%	6.3%	5.8%	0.0%	5.1%

The estimated fair value of our interest rate swaps in the table above includes $21 million related to NBCUniversal.

Comcast 2013 Annual Report on Form 10-K	74

We use the notional amount of each interest rate derivative financial instrument to calculate the interest to be paid or received. The notional amounts do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, including accrued interest. We estimate interest rates on variable rate debt and swaps using the average implied forward LIBOR through the year of maturity based on the yield curve in effect on December 31, 2013, plus the applicable borrowing margin on December 31, 2013.

Certain of our financial contracts include credit-ratings-based triggers that could affect our liquidity. In the ordinary course of business, some of Comcast’s swaps could be subject to termination provisions if it does not maintain investment grade credit ratings. As of December 31, 2013 and 2012, the estimated fair value of those swaps was not material. The amount to be paid or received upon termination, if any, would be based on the fair value of the outstanding contracts at that time.

See Note 2 to each of the Comcast and NBCUniversal consolidated financial statements for additional information on our accounting policies for derivative financial instruments.

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

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, NBCUniversal enters into derivative financial instruments related to a significant portion of its foreign currency exposures. NBCUniversal enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its foreign currency assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, NBCUniversal hedges forecasted foreign currency transactions for periods generally not to exceed 18 months. In certain circumstances NBCUniversal enters into foreign exchange contracts with initial maturities in excess of 18 months. As of December 31, 2013 and 2012, NBCUniversal had foreign exchange contracts with a total notional value of $968 million and $820 million, respectively. As of December 31, 2013 and 2012, the aggregate estimated fair value of these foreign exchange contracts was not material.

We have analyzed our foreign currency exposures related to NBCUniversal’s operations as of December 31, 2013, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their functional currency. For these assets and liabilities, we then evaluated the effect of a 10% shift in currency exchange rates between those currencies and the U.S. dollar. The analysis of such shift in exchange rates indicated that there would be an immaterial effect on our 2013 income.

Comcast is also exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to its foreign currency denominated debt obligations. Cross-currency swaps are used to effectively convert fixed-rate foreign currency denominated debt to fixed-rate U.S. dollar denominated debt, in order to hedge the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2013 and 2012, the fair value of our cross-currency swaps on our £625 million principal amount of 5.50% senior notes due 2029 was an asset of $73 million and $30 million, respectively.

75	Comcast 2013 Annual Report on Form 10-K

Equity Price Risk Management

Comcast is exposed to the market risk of changes in the equity prices of its investments in marketable securities. Comcast enters into various derivative transactions in accordance with its policies to manage the volatility related to these exposures. Through market value and sensitivity analyses, Comcast monitors its equity price risk exposures to ensure that the instruments are matched with the underlying assets or liabilities, reduce its risks relating to equity prices, and maintain a high correlation to the risk inherent in the hedged item.

To limit Comcast’s exposure to and the benefits from price fluctuations in the common stock of some of its investments, it uses equity derivative financial instruments. These derivative financial instruments, which are accounted for at fair value, may include equity collar agreements, prepaid forward sale agreements and indexed debt instruments.

In 2013 and 2012, the changes in the fair value of the investments that Comcast accounted for as available-for-sale or trading securities were substantially offset by the changes in the fair values of the equity derivative financial instruments. See Note 6 to Comcast’s consolidated financial statements for additional information on its investments and investment income (loss), net.

Counterparty Credit Risk Management

Comcast and NBCUniversal manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. Comcast has agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of December 31, 2013 and 2012, Comcast was not required to post collateral under the terms of these agreements. As of December 31, 2013, the collateral that Comcast held from certain of its counterparties under the terms of these agreements was not material.

Comcast 2013 Annual Report on Form 10-K	76

Item 8: Comcast Corporation Financial Statements and Supplementary Data

NBCUniversal Media, LLC

See Index to NBCUniversal Media, LLC Financial Statements and Supplemental Data on page 145.

77	Comcast 2013 Annual Report on Form 10-K

Report of Management

Management’s Report on Comcast’s Financial Statements

Our management is responsible for the preparation, integrity and fair presentation of information in Comcast’s consolidated financial statements, including estimates and judgments. The consolidated financial statements presented in this report have been prepared in accordance with accounting principles generally accepted in the United States. Our management believes the Comcast consolidated financial statements and other financial information included in this report fairly present, in all material respects, Comcast’s financial condition, results of operations and cash flows as of and for the periods presented in this report. The Comcast consolidated financial statements have been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Management’s Report on Comcast’s Internal Control Over Financial Reporting

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that Comcast’s system of internal control over financial reporting was effective as of December 31, 2013. The effectiveness of Comcast’s internal controls over financial reporting of Comcast has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

Audit Committee Oversight

The Audit Committee of the Board of Directors, which is comprised solely of independent directors, has oversight responsibility for our financial reporting process and the audits of Comcast’s consolidated financial statements and internal control over financial reporting. The Audit Committee meets regularly with management and with our internal auditors and independent registered public accounting firm (collectively, the “auditors”) to review matters related to the quality and integrity of our financial reporting, internal control over financial reporting (including compliance matters related to our Code of Conduct), and the nature, extent, and results of internal and external audits. Our auditors have full and free access and report directly to the Audit Committee. The Audit Committee recommended, and the Board of Directors approved, that the Comcast audited consolidated financial statements be included in this Form 10-K.

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and Chief Executive Officer	Vice Chairman and Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

Comcast 2013 Annual Report on Form 10-K	78

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2013. We also have audited the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Comcast’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2013, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 12, 2014

79	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Consolidated Balance Sheet

December 31 (in millions, except share data)	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$1,718	$10,951
Investments	3,573	1,464
Receivables, net	6,376	5,521
Programming rights	928	909
Other current assets	1,480	1,146
Total current assets	14,075	19,991
Film and television costs	4,994	5,054
Investments	3,770	6,325
Property and equipment, net	29,840	27,232
Franchise rights	59,364	59,364
Goodwill	27,098	26,985
Other intangible assets, net	17,329	17,840
Other noncurrent assets, net	2,343	2,180
Total assets	$158,813	$164,971
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,528	$6,206
Accrued participations and residuals	1,239	1,350
Deferred revenue	898	851
Accrued expenses and other current liabilities	7,967	5,931
Current portion of long-term debt	3,280	2,376
Total current liabilities	18,912	16,714
Long-term debt, less current portion	44,567	38,082
Deferred income taxes	31,935	30,110
Other noncurrent liabilities	11,384	13,271
Commitments and contingencies (Note 18)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	957	16,998
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,503,535,883 and 2,487,739,385; outstanding, 2,138,075,133 and 2,122,278,635	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 529,964,944 and 578,704,227; outstanding, 459,030,180 and 507,769,463	5	6
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,890	40,547
Retained earnings	19,235	16,280
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	56	15
Total Comcast Corporation shareholders’ equity	50,694	49,356
Noncontrolling interests	364	440
Total equity	51,058	49,796
Total liabilities and equity	$158,813	$164,971

See accompanying notes to consolidated financial statements.

Comcast 2013 Annual Report on Form 10-K	80

Comcast Corporation

Consolidated Statement of Income

Year ended December 31 (in millions, except per share data)	2013	2012	2011
Revenue	$64,657	$62,570	$55,842
Costs and Expenses:
Programming and production	19,670	19,929	16,596
Other operating and administrative	18,584	17,833	16,646
Advertising, marketing and promotion	4,969	4,831	4,243
Depreciation	6,254	6,150	6,040
Amortization	1,617	1,648	1,596
	51,094	50,391	45,121
Operating income	13,563	12,179	10,721
Other Income (Expense):
Interest expense	(2,574)	(2,521)	(2,505)
Investment income (loss), net	576	219	159
Equity in net income (losses) of investees, net	(86)	959	(35)
Other income (expense), net	(364)	773	(133)
	(2,448)	(570)	(2,514)
Income before income taxes	11,115	11,609	8,207
Income tax expense	(3,980)	(3,744)	(3,050)
Net income	7,135	7,865	5,157
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(319)	(1,662)	(997)
Net income attributable to Comcast Corporation	$6,816	$6,203	$4,160
Basic earnings per common share attributable to Comcast Corporation shareholders	$2.60	$2.32	$1.51
Diluted earnings per common share attributable to Comcast Corporation shareholders	$2.56	$2.28	$1.50
Dividends declared per common share	$0.78	$0.65	$0.45

See accompanying notes to consolidated financial statements.

81	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2013	2012	2011
Net income	$7,135	$7,865	$5,157
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(110), $(95) and $(2)	185	161	4
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(14), $(34) and $15	25	58	(25)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $177, $ — and $5	(301)	—	(8)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $2, $8 and $(11)	(3)	(15)	20
Employee benefit obligations, net of deferred taxes of $(108), $22 and $22	181	(31)	(70)
Currency translation adjustments, net of deferred taxes of $12, $ —, and $3	(29)	—	(12)
Comprehensive income	7,193	8,038	5,066
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(319)	(1,662)	(997)
Other comprehensive (income) loss attributable to noncontrolling interests	9	(6)	38
Comprehensive income attributable to Comcast Corporation	$6,883	$6,370	$4,107

See accompanying notes to consolidated financial statements.

Comcast 2013 Annual Report on Form 10-K	82

Comcast Corporation

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2013	2012	2011
Operating Activities
Net income	$7,135	$7,865	$5,157
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,871	7,798	7,636
Amortization of film and television costs	8,249	9,454	6,787
Share-based compensation	419	371	344
Noncash interest expense (income), net	167	193	146
Equity in net (income) losses of investees, net	86	(959)	35
Cash received from investees	120	195	311
Net (gain) loss on investment activity and other	(169)	(1,062)	23
Deferred income taxes	16	139	1,058
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	(721)	(823)	(427)
Change in film and television costs	(8,205)	(9,432)	(7,080)
Change in accounts payable and accrued expenses related to trade creditors	(667)	366	(20)
Change in other operating assets and liabilities	(141)	749	375
Net cash provided by (used in) operating activities	14,160	14,854	14,345
Investing Activities
Capital expenditures	(6,596)	(5,714)	(5,307)
Cash paid for intangible assets	(1,009)	(923)	(954)
Acquisitions of real estate properties	(1,904)	—	—
Acquisitions, net of cash acquired	(99)	(90)	(6,407)
Proceeds from sales of businesses and investments	1,083	3,102	277
Return of capital from investees	149	2,362	37
Purchases of investments	(1,223)	(297)	(135)
Other	85	74	(19)
Net cash provided by (used in) investing activities	(9,514)	(1,486)	(12,508)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	1,345	(544)	544
Proceeds from borrowings	2,933	4,544	—
Repurchases and repayments of debt	(2,444)	(2,881)	(3,216)
Repurchases and retirements of common stock	(2,000)	(3,000)	(2,141)
Dividends paid	(1,964)	(1,608)	(1,187)
Issuances of common stock	40	233	283
Purchase of NBCUniversal noncontrolling common equity interest	(10,761)	—	—
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(215)	(691)	(325)
Settlement of Station Venture liability	(602)	—	—
Other	(211)	(90)	(159)
Net cash provided by (used in) financing activities	(13,879)	(4,037)	(6,201)
Increase (decrease) in cash and cash equivalents	(9,233)	9,331	(4,364)
Cash and cash equivalents, beginning of year	10,951	1,620	5,984
Cash and cash equivalents, end of year	$1,718	$10,951	$1,620

See accompanying notes to consolidated financial statements.

83	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Changes in Equity

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2011	$143	$24	$8	$—	$39,780	$12,158	$(7,517)	$(99)	$80	$44,434
Stock compensation plans		1			509	(41)				469
Repurchases and retirements of common stock			(1)		(1,067)	(1,073)				(2,141)
Employee stock purchase plans					68					68
Dividends declared						(1,233)				(1,233)
Other comprehensive income (loss)	(38)							(53)		(53)
NBCUniversal transaction	15,198				1,605				264	1,869
Issuance of subsidiary shares to noncontrolling interests	83				45				43	88
Contributions from (distributions to) noncontrolling interests, net	(214)								(161)	(161)
Net income (loss)	842					4,160			155	4,315
Balance, December 31, 2011	16,014	25	7	—	40,940	13,971	(7,517)	(152)	381	47,655
Stock compensation plans					612	(240)				372
Repurchases and retirements of common stock			(1)		(1,081)	(1,918)				(3,000)
Employee stock purchase plans					80					80
Dividends declared						(1,736)				(1,736)
Other comprehensive income (loss)	6							167		167
Contributions from (distributions to) noncontrolling interests, net	(493)								(169)	(169)
Other	(43)				(4)				80	76
Net income (loss)	1,514					6,203			148	6,351
Balance, December 31, 2012	16,998	25	6	—	40,547	16,280	(7,517)	15	440	49,796
Stock compensation plans					603	(371)				232
Repurchases and retirements of common stock			(1)		(555)	(1,444)				(2,000)
Employee stock purchase plans					98					98
Dividends declared						(2,046)				(2,046)
Other comprehensive income (loss)	(9)							67		67
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,651)			(26)		(1,677)
Redeemable subsidiary preferred stock	725									—
Contributions from (distributions to) noncontrolling interests, net	(22)								(136)	(136)
Other	70				(152)				(58)	(210)
Net income (loss)	201					6,816			118	6,934
Balance, December 31, 2013	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058

See accompanying notes to consolidated financial statements.

Comcast 2013 Annual Report on Form 10-K	84

Comcast Corporation

Notes to Consolidated Financial Statements

Note 1: Business and Basis of Presentation

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. In 2011, we closed the NBCUniversal transaction in which we acquired control of the businesses of NBCUniversal Media, LLC (“NBCUniversal”), and in 2013, we acquired GE’s remaining 49% common equity interest in NBCUniversal.

We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the NBCUniversal segments. See Note 19 for additional information on our reportable business segments.

Our Cable Communications segment primarily manages and operates cable systems that serve residential and business customers in the United States. As of December 31, 2013, we served 21.7 million video customers, 20.7 million high-speed Internet customers and 10.7 million voice customers.

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information and sports content, our regional sports and news networks, our international cable networks, and our cable television production operations.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, and our broadcast television production operations.

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names.

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

We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate in effect as of the balance sheet date. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). We translate revenue and expenses using average monthly exchange rates, and the related foreign currency transaction gains and losses are included in our consolidated statement of income.

Reclassifications

Reclassifications have been made to our consolidated financial statements for the prior years to conform to classifications used in 2013.

85	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

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

Information on our other accounting policies or methods related to our consolidated financial statements are included, where applicable, in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

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

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time that we sell to local, regional and national advertisers. We recognize advertising revenue when the advertising is aired. In most cases, the available advertising time is sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we report the advertising that is sold as revenue and the fees paid to representation firms and multichannel video providers as other operating and administrative expenses.

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

Comcast 2013 Annual Report on Form 10-K	86

Comcast Corporation

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming. Our Broadcast Television segment generates revenue primarily from the sale of advertising, the licensing of our owned programming and the fees received under retransmission consent agreements. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising time. We record revenue from the licensing of our owned programming when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertisements are aired or viewed.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films to cable, broadcast and premium networks and digital distributors, and the sale of our owned and acquired films on both standard-definition DVDs and Blu-ray discs (together, “DVDs”) and through digital distributors. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We record revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

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

Cable Communications Programming Expenses

Cable Communications programming expenses are the fees we pay to license the programming we distribute to our video customers. Programming is acquired for distribution to our video customers, generally under multiyear distribution agreements, with rates typically based on the number of customers that receive the programming, adjusted for channel positioning and the extent of distribution. From time to time these contracts expire and programming continues to be provided under interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract’s terms, the amount of programming expenses recorded during these interim arrangements is based on our estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

87	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

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

Our derivative financial instruments are recorded on our consolidated balance sheet at fair value. See Note 6 for additional information on the derivative component of our prepaid forward sale agreements. The impact of our other derivative financial instruments on our consolidated financial statements was not material for all periods presented.

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

Comcast 2013 Annual Report on Form 10-K	88

Comcast Corporation

Note 3: Earnings Per Share

Computation of Diluted EPS

	2013			2012			2011
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$6,816	2,625	$2.60	$6,203	2,678	$2.32	$4,160	2,746	$1.51
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		40			39			32
Diluted EPS attributable to Comcast Corporation shareholders	$6,816	2,665	$2.56	$6,203	2,717	$2.28	$4,160	2,778	$1.50

Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our Class A common stock or our Class A Special common stock, as applicable.

Diluted EPS for 2011 excluded 45 million of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. These amounts were not material for 2013 and 2012.

Note 4: Significant Transactions

2013

Redemption Transaction

On March 19, 2013, we acquired GE’s remaining 49% common equity interest in NBCUniversal, LLC (“NBCUniversal Holdings”) for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, NBCUniversal purchased from GE certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for $1.4 billion.

The total consideration for these transactions consisted of $11.4 billion of cash on hand; $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company that we control and consolidate following the close of the Redemption Transaction whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through our commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which replaced NBCUniversal’s credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. See Note 9 for additional information on NBCUniversal Enterprise’s senior debt securities and credit facility and Note 21 for additional information on our cross-guarantee structure.

89	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

The NBCUniversal Enterprise preferred stock is now held by unaffiliated third parties and pays dividends at a fixed rate of 5.25% per annum. The holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a 30 day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following each put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends. As of December 31, 2013, the fair value of the redeemable subsidiary preferred stock was $741 million. The estimated fair value was based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

We recognized an increase to our deferred tax liabilities of $1.6 billion primarily due to an increase in our financial reporting basis in the consolidated net assets of NBCUniversal Holdings in excess of the tax basis following the Redemption Transaction. In addition, our consolidated balance sheet now includes certain tax liabilities of NBCUniversal Enterprise related to periods prior to our acquisition of the common stock of NBCUniversal Enterprise for which we have been indemnified by GE and have recorded a related indemnification asset. We also expect to realize additional tax benefits in the future as a result of the Redemption Transaction, which are expected to increase the amounts we have agreed to share with GE. Our expected future payments to GE are accounted for as contingent consideration. See Note 10 for additional information on the fair value of this contingent consideration as of December 31, 2013.

Because we maintained control of NBCUniversal Holdings, the difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, and the related tax impacts, were recorded to additional paid-in capital.

2011

NBCUniversal Transaction

On January 28, 2011, we closed our transaction with GE in which we acquired a 51% controlling interest in NBCUniversal Holdings. As part of the NBCUniversal transaction, GE contributed the businesses of NBCUniversal, which is a wholly owned subsidiary of NBCUniversal Holdings. We contributed our national cable networks, our regional sports and news networks, certain of our Internet businesses and other related assets (the “Comcast Content Business”). In addition to contributing the Comcast Content Business, we also made a cash payment to GE of $6.2 billion, which included transaction-related costs.

In 2011, we recorded $10.9 billion of goodwill in our allocation of purchase price for the NBCUniversal transaction, which was allocated to our Cable Networks and Broadcast Television segments. Due to the partnership structure of NBCUniversal Holdings, goodwill related to the NBCUniversal transaction is not deductible for tax purposes. In addition, we also recorded $576 million of deferred tax liabilities in connection with the NBCUniversal transaction, as well as an additional $35 million of net deferred income tax liabilities in the allocation of purchase price. See Note 15 for additional information on the partnership structure of NBCUniversal Holdings and NBCUniversal and other related income tax matters.

Because we maintained control of the Comcast Content Business, the excess of the fair value received over the historical book value and the related tax impact were recorded to additional paid-in capital.

Comcast 2013 Annual Report on Form 10-K	90

Comcast Corporation

We agreed to share with GE certain tax benefits as they are realized that relate to the form and structure of the transaction. These payments to GE are contingent on us realizing tax benefits in the future and are accounted for as contingent consideration. See Note 10 for additional information on our contingent consideration liability.

Universal Orlando Transaction

On July 1, 2011, NBCUniversal acquired the remaining 50% equity interest in Universal Orlando that it did not already own for $1 billion. Following the close of the transaction, Universal Orlando is a wholly owned consolidated subsidiary of NBCUniversal, and its operations are reported in our Theme Parks segment. We recorded $982 million of goodwill in our allocation of purchase price for this transaction, which was fully allocated to our Theme Parks segment.

Note 5: Film and Television Costs

December 31 (in millions)	2013	2012
Film Costs:
Released, less amortization	$1,630	$1,472
Completed, not released	70	99
In production and in development	658	1,048
	2,358	2,619
Television Costs:
Released, less amortization	1,155	1,124
In production and in development	370	334
	1,525	1,458
Programming rights, less amortization	2,039	1,886
	5,922	5,963
Less: Current portion of programming rights	928	909
Film and television costs	$4,994	$5,054

Based on our estimates of the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources (“ultimate revenue”), as of December 31, 2013, approximately $1.3 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released, are expected to be amortized during 2014. Approximately 85% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2016.

As of December 31, 2013, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $711 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 49% of these costs are expected to be amortized through 2016.

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expense. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes such costs in the same ratio as the associated ultimate rev-

91	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

enue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film to movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

In determining the estimated lives and method of amortization of acquired film and television libraries, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

Upon the occurrence of an event or a change in circumstance that was known or knowable as of the balance sheet date and that indicates the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value.

We enter into arrangements with third parties to jointly finance and distribute certain of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can vary, although in most cases an investor assumes full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or a benefit to programming and production expense to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s revenue to the estimated total remaining revenue or under the terms of the contract.

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

Comcast 2013 Annual Report on Form 10-K	92

Comcast Corporation

Note 6: Investments

December 31 (in millions)	2013	2012
Fair Value Method	$4,345	$4,493
Equity Method:
The Weather Channel	333	471
Hulu	187	—
Other	469	693
	989	1,164
Cost Method:
AirTouch	1,553	1,538
Other	456	594
	2,009	2,132
Total investments	7,343	7,789
Less: Current investments	3,573	1,464
Noncurrent investments	$3,770	$6,325

Investment Income (Loss), Net

Year ended December 31 (in millions)	2013	2012	2011
Gains on sales and exchanges of investments, net	$484	$30	$41
Investment impairment losses	(29)	(24)	(5)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	1,601	1,159	192
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(1,604)	(1,071)	(119)
Interest and dividend income	111	119	110
Other, net	13	6	(60)
Investment income (loss), net	$576	$219	$159

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

93	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

As of December 31, 2013 and 2012, the majority of our fair value method investments were equity securities that we account for as trading securities and were held as collateral related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

December 31 (in millions)	2013	2012
Assets:
Fair value equity securities held as collateral	$3,959	$4,143
Liabilities:
Obligations under prepaid forward sale agreements	$811	$1,248
Derivative component of prepaid forward sale agreements	2,800	2,302
Total liabilities	$3,611	$3,550

During 2013, we purchased a total of $657 million of equity securities classified as trading securities and held them as collateral under our prepaid forward sale agreements. We also settled obligations under certain of our prepaid forward sale agreements totaling $1.6 billion with a combination of cash on hand and $1.4 billion of equity securities. The majority of our remaining obligations related to these investments mature in 2014. At maturity, the counterparties are entitled to receive some or all of the equity securities, or an equivalent amount of cash at our option, based on the market value of the equity securities at that time. As of both December 31, 2013 and 2012, our prepaid forward sale obligations had an estimated fair value of $3.6 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

The derivative component of the prepaid forward sale agreements are equity derivative financial instruments embedded in the related contracts, which we use to manage our exposure to and benefits from price fluctuations in the common stock of the related investments. For these derivative financial instruments, we separate the derivative component from the host contract and record the change in its value each period to investment income (loss), net.

Liberty Media

In October 2013, Liberty Media Corporation (“Liberty Media”) redeemed 6.3 million shares of Liberty Media Series A common stock (“Liberty stock”) that had been held by us as collateral as of December 31, 2012 under certain of our prepaid forward sale agreements in exchange for all of the equity of a subsidiary of Liberty Media. The fair value of the Liberty stock at the date of the close of the transaction was $937 million. The assets of the subsidiary of Liberty Media included cash of $417 million, Liberty Media’s interests in one of NBCUniversal’s contractual obligations and a wholly owned operating subsidiary, Leisure Arts, Inc. Following the close of this transaction, we now consolidate the subsidiary transferred to us, and the liability associated with NBCUniversal’s contractual obligation is eliminated in consolidation.

Clearwire LLC

In July 2013, in connection with Sprint Communications, Inc.’s (“Sprint”) acquisition of Clearwire Corporation (“Clearwire”), Sprint acquired our investment of 89 million Class A shares of Clearwire for $443 million. As a result, we recognized a pretax gain of $443 million in our consolidated statement of income, which represented the recognition of cumulative unrealized gains previously recorded in accumulated other comprehensive income (loss).

Comcast 2013 Annual Report on Form 10-K	94

Comcast Corporation

Equity Method

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies or where we hold significant partnership or LLC interests. Equity method investments are recorded at cost and are adjusted to recognize (i) our proportionate share of the investee’s net income or losses after the date of investment, (ii) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (iii) additional contributions made and dividends received and (iv) impairments resulting from other-than-temporary declines in fair value. For some investments, we record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (expense), net. If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

The Weather Channel

In June 2013, we received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of its investment in The Weather Channel and included under the caption “return of capital from investees” in our consolidated statement of cash flows.

Hulu

In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, LLC (“Hulu”), which we had previously accounted for as a cost method investment. This represented an agreement to provide our first capital contribution to Hulu since our interest was acquired as part of the NBCUniversal transaction, therefore we began to apply the equity method of accounting for this investment. The change in the method of accounting for this investment required us to recognize our proportionate share of Hulu’s accumulated losses from the date of the NBCUniversal transaction through July 2013.

Cost Method

We use the cost method to account for investments not accounted for under the fair value method or the equity method.

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Vodafone, which are redeemable in April 2020. As of December 31, 2013 and 2012, the estimated fair value of the AirTouch preferred stock was $1.7 billion and $1.8 billion, respectively.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.75 billion. Substantially all of the preferred shares are redeemable in April 2020 at a redemption value of $1.65 billion. As of both December 31, 2013 and 2012, the two redeemable series of subsidiary preferred shares were recorded at $1.5 billion, and those amounts are included in other noncurrent liabilities. As of December 31, 2013 and 2012, these redeemable subsidiary preferred shares had an estimated fair value of $1.7 billion and $1.8 billion, respectively. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2013 and 2012, and those amounts are included in noncontrolling interests in our consolidated balance sheet. The carrying amounts of the nonredeemable subsidiary preferred shares approximate their fair value.

95	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net. During 2013, we recorded $249 million of impairment charges to our equity method investments, which were primarily related to a regional sports cable network based in Houston, Texas.

Note 7: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life As of December 31, 2013	2013	2012
Cable distribution system	11 years	$30,498	$29,528
Customer premise equipment	6 years	25,949	24,763
Other equipment	5 years	6,826	5,909
Buildings and leasehold improvements	21 years	8,057	5,468
Land	—	1,084	989
Property and equipment, at cost		72,414	66,657
Less: Accumulated depreciation		42,574	39,425
Property and equipment, net		$29,840	$27,232

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

Comcast 2013 Annual Report on Form 10-K	96

Comcast Corporation

Acquisitions of Real Estate Properties

Real estate acquisitions for 2013 primarily included NBCUniversal’s purchase from GE of certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey. The CNBC property was previously recorded as a capital lease in our consolidated balance sheet. Other acquisitions included NBCUniversal’s purchase in September 2013 of a business whose primary asset is a property located at 10 Universal City Plaza, which is adjacent to Universal Studios in Hollywood, California, and Comcast’s purchase in December 2013 of an 80% interest in a business whose primary asset is our corporate headquarters in Philadelphia, Pennsylvania. These purchases resulted in increases of $2.2 billion in property and equipment which are included, as applicable, within the captions “buildings and leasehold improvements” and “land” in the table above.

Note 8: Goodwill and Intangible Assets

Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2011	$12,208	$12,744	$772	$1	$1,140	$9	$26,874
Acquisitions:
MSNBC.com	—	227	—	—	—	—	227
Other	—	79	—	—	—	—	79
Dispositions	(1)	—	—	—	—	—	(1)
Adjustments(a)	(1)	(24)	(11)	—	(158)	—	(194)
Balance, December 31, 2012	12,206	13,026	761	1	982	9	26,985
Acquisitions	—	39	3	—	—	—	42
Adjustments(a)	—	65	5	—	—	1	71
Balance, December 31, 2013	$12,206	$13,130	$769	$1	$982	$10	$27,098

(a)

Adjustments to goodwill in 2013 were primarily related to an immaterial correction to the allocation of purchase price associated with the NBCUniversal transaction. Adjustments to goodwill in 2012 were primarily related to the adjustments to the allocation of purchase price associated with the Universal Orlando transaction in 2011.

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our five reportable segments. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

97	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Intangible Assets

		2013		2012
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,364		$59,364
Trade names	N/A	3,089		3,080
FCC licenses	N/A	652		636
Finite-Lived Intangible Assets:
Customer relationships	19 years	15,037	$(4,772)	14,970	$(3,971)
Cable franchise renewal costs and contractual operating rights	10 years	1,360	(745)	1,257	(676)
Software	5 years	4,271	(2,405)	3,795	(2,123)
Patents and other technology rights	9 years	361	(307)	350	(283)
Other agreements and rights	20 years	1,433	(645)	1,414	(609)
Total		$85,567	$(8,874)	$84,866	$(7,662)

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist primarily of our cable franchise rights, as well as trade names and FCC licenses. Our cable franchise rights represent the values we attributed to agreements with state and local authorities that allow access to homes and businesses in cable service areas acquired in business combinations. We do not amortize our cable franchise rights because we have determined that they meet the definition of indefinite-lived intangible assets since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. We reassess this determination periodically or whenever events or substantive changes in circumstances occur. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are generally amortized on a straight-line basis over the term of the franchise agreement.

We assess the recoverability of our franchise rights and other indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Our three Cable Communications divisions represent the unit of account we use to test for impairment for our cable franchise rights. We evaluate the unit of account used to test for impairment of our cable franchise rights and other indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our cable franchise rights and other indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the fair value of our cable franchise rights or other indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. Unless presented separately, the impairment charge is included as a component of amortization expense.

Comcast 2013 Annual Report on Form 10-K	98

Comcast Corporation

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangibles

(in millions)
2014	$1,487
2015	$1,345
2016	$1,196
2017	$1,046
2018	$893

Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships acquired in business combinations, cable franchise renewal costs, contractual operating rights, intellectual property rights and software. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the respective agreement.

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs in other intangible assets and amortize them on a straight-line basis over a period not to exceed five years. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

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

Note 9: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2013		2013	2012
Commercial paper	0.295%		$1,350	$—
Revolving bank credit facilities	1.166%		1,250	—
Senior notes with maturities of 5 years or less	4.718%		15,080	12,991
Senior notes with maturities between 6 and 10 years	4.558%		11,533	10,334
Senior notes with maturities greater than 10 years(a)	5.971%		18,010	16,801
Other, including capital lease obligations	—		624	332
Total debt	4.80	%(b)	47,847	40,458
Less: Current portion			3,280	2,376
Long-term debt			$44,567	$38,082

(a)	Both the December 31, 2013 and 2012 amounts include £625 million of 5.50% notes due 2029 translated at $1 billion, using the exchange rates as of these dates.

(b)	Includes the effects of our derivative financial instruments.

99	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

As of December 31, 2013 and 2012, our debt had an estimated fair value of $51.8 billion and $47.7 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities. See Note 21 for additional information on our subsidiary guarantee structures.

Debt Maturities

(in millions)	Weighted-Average Interest Rate
2014	2.343%	$3,280
2015	5.899%	$3,420
2016	4.265%	$3,501
2017	6.977%	$2,557
2018	4.510%	$5,394
Thereafter	5.451%	$29,695

2013 Debt Borrowings

Year ended December 31, 2013 (in millions)
Comcast 4.250% senior notes due 2033	$1,700
Comcast 2.850% senior notes due 2023	750
Comcast 4.500% senior notes due 2043	500
Total	$2,950

2013 Debt Repayments and Redemptions

Year ended December 31, 2013 (in millions)
Comcast 8.375% senior notes due 2013	$1,714
Comcast 7.125% senior notes due 2013	383
Comcast 7.875% senior notes due 2013	238
Other	109
Total	$2,444

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

Comcast 2013 Annual Report on Form 10-K	100

Comcast Corporation

base rate plus a borrowing margin that is determined based on our credit rating. Following the amendments to this credit agreement, NBCUniversal’s commercial paper program was terminated. As of December 31, 2013, $1.25 billion was outstanding under this credit facility.

Debt Instruments

Revolving Credit Facilities

As of December 31, 2013, Comcast and Comcast Cable Communications, LLC had a $6.25 billion revolving credit facility due June 2017 with a syndicate of banks. The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of December 31, 2013, the borrowing margin for LIBOR-based borrowings was 1.00%. This revolving credit facility requires that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization, as defined in the credit facility. We were in compliance with all financial covenants for all periods presented.

As of December 31, 2013, amounts available under our consolidated credit facilities, net of amounts outstanding under our commercial paper program and outstanding letters of credit, totaled $4.7 billion, which included $100 million available under NBCUniversal Enterprise’s credit facility.

Commercial Paper Program

Our commercial paper program provides a lower cost source of borrowing to fund our short-term working capital requirements and is supported by our $6.25 billion revolving credit facility due June 2017. In September 2013, we increased the borrowing capacity of our commercial paper program from $2.25 billion to $6.25 billion.

Letters of Credit

As of December 31, 2013, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $515 million to cover potential fundings under various agreements.

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

•

Level 2: Consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 2 inputs include (i) quoted prices for similar assets or liabilities in active markets, (ii) quoted prices for identical or similar assets or liabilities in markets that are not active, (iii) pricing models whose inputs are observable for substantially the full term of the financial instrument and (iv) pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

•

Level 3: Consists of financial instruments whose values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation.

101	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

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

Recurring Fair Value Measures

	Fair Value as of December 31, 2013				Fair Value as of December 31, 2012
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$3,956	$—	$—	$3,956	$4,027	$—	$—	$4,027
Available-for-sale securities	260	118	11	389	367	76	21	464
Interest rate swap agreements	—	110	—	110	—	210	—	210
Other	—	80	1	81	—	36	2	38
Total	$4,216	$308	$12	$4,536	$4,394	$322	$23	$4,739
Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$2,816	$—	$2,816	$—	$2,305	$—	$2,305
Contractual obligations		—	747	747	—	—	1,055	1,055
Contingent consideration	—	—	684	684	—	—	587	587
Other	—	16	—	16	—	14	—	14
Total	$—	$2,832	$1,431	$4,263	$—	$2,319	$1,642	$3,961

Contractual Obligations and Contingent Consideration

The fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain NBCUniversal entities, which are related to our contractual obligations, and future net tax benefits that will affect payments to GE, which are related to contingent consideration. The discount rates used in the measurements of fair value were between 5% and 13% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligations and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our consolidated statement of income.

Comcast 2013 Annual Report on Form 10-K	102

Comcast Corporation

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2012	$1,055	$587
Fair value adjustments	158	106
Payments	(83)	(214)
Redemption Transaction (see Note 4 for additional information)	—	205
Liberty Media transaction (see Note 6 for additional information)	(383)	—
Balance, December 31, 2013	$747	$684

Nonrecurring Fair Value Measures

We have assets and liabilities that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $167 million and $161 million were recorded in 2013 and 2012, respectively.

Note 11: Noncontrolling Interests

Certain of the subsidiaries that we consolidate are not wholly owned. Some of the agreements with the minority partners of these subsidiaries contain redemption features whereby interests held by the minority partners are redeemable either (i) at the option of the holder or (ii) upon the occurrence of an event that is not solely within our control. If interests were to be redeemed under these agreements, we would generally be required to purchase the interest at fair value on the date of redemption. These interests are presented on the balance sheet outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock.” Noncontrolling interests that do not contain such redemption features are presented in equity.

We acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings, which had previously been presented as a redeemable noncontrolling interest in our consolidated balance sheet. See Note 4 for additional information on the Redemption Transaction. The difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, as well as the related tax impacts, were recorded to additional paid-in capital. The table below includes the impact of the Redemption Transaction on our changes in equity.

Changes in Equity

Year ended December 31 (in millions)	2013
Net income attributable to Comcast Corporation	$6,816
Transfers from (to) noncontrolling interests:
Decrease in Comcast Corporation additional paid-in capital resulting from the purchase of GE’s redeemable noncontrolling common equity interest	(1,651)
Other	(26)
Changes in equity resulting from net income attributable to Comcast Corporation and transfers from (to) noncontrolling interests	$5,139

103	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Note 12: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	2013		2012		2011
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$633	$498	$703	$805	$618	$638
Fair value of plan assets(a)	—	220	—	403	—	176
Plan funded status and recorded benefit obligation	(633)	(278)	(703)	(402)	(618)	(462)
Portion of benefit obligation not yet recognized in benefits expense	(110)	(3)	17	151	(17)	137
Benefits expense(b)	65	12	60	163	47	117
Discount rate	5.00-5.25%	4.50-5.25%	4.25%	3.25-4.25%	4.75%	4.75-5.25%
Expected return on plan assets	N/A	5.00%	N/A	5.00%	N/A	6.50%

(a)	The fair value of the plan assets are primarily based on Level 1 inputs using quoted market prices for identical financial instruments in an active market.

(b)

We did not recognize service cost in 2013 as our pension plans were frozen. The 2012 and 2011 amounts included service costs related to our pension benefits of $139 million and $99 million, respectively.

Postretirement Benefit Plans

We and NBCUniversal sponsor various benefit plans that provide postretirement benefits to eligible employees based on years of service. The Comcast Postretirement Healthcare Stipend Program (the “stipend plan”) provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plans, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount.

NBCUniversal’s postretirement medical and life insurance plans provide continuous coverage to employees eligible to receive such benefits. A small number of eligible employees also participate in legacy plans of acquired companies.

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities. The expense we recognize related to our postretirement benefit plans is determined using certain assumptions, including the discount rate.

Pension Plans

NBCUniversal

NBCUniversal sponsors various domestic qualified and nonqualified defined benefit plans for which future benefits were frozen effective December 31, 2012. We ceased to recognize service costs associated with these defined benefit plans following the date on which future benefits were frozen. The expense we recognize related to our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). In the event of a defined benefit plan termination, we expect to fully fund and settle the plan within 180

Comcast 2013 Annual Report on Form 10-K	104

Comcast Corporation

days of approval by the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”). In addition to the defined benefit plans it sponsors, NBCUniversal is also obligated to reimburse GE for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the close of the NBCUniversal transaction.

In October 2013, NBCUniversal provided notice to the plan participants of its qualified pension plan of its intent to terminate its plan effective December 31, 2013. The NBCUniversal qualified pension plan was unfunded by $8 million as of December 31, 2013, and NBCUniversal expects to seek approval for this termination from the IRS and PBGC in 2014.

Other

In August 2013, we settled all of our obligations related to the termination in February 2012 of the qualified pension plan that provided benefits to former employees of a company we acquired as part of the AT&T Broadband transaction in 2002. In connection with this final settlement, we fully funded the plan with additional contributions of $55 million and recorded an expense of $74 million in other operating and administrative expenses, which was previously recorded in accumulated other comprehensive income (loss).

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

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2013	2012	2011
Benefit obligation	$1,434	$1,247	$1,059
Interest expense	$128	$107	$99

We have purchased life insurance policies to recover a portion of the future payments related to our deferred compensation plans. As of December 31, 2013 and 2012, the cash surrender value of these policies, which is recorded to other noncurrent assets, was $565 million and $478 million, respectively.

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2013, 2012 and 2011, expenses related to these plans totaled $324 million, $246 million and $226 million, respectively.

Split-Dollar Life Insurance Agreements

We have collateral assignment split-dollar life insurance agreements with select key current and former employees that require us to incur certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employees extends beyond retirement.

105	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

The table below presents the benefit obligation and expenses related to our split-dollar life insurance agreements.

Year ended December 31 (in millions)	2013	2012	2011
Benefit obligation	$212	$202	$169
Other operating and administrative expenses	$50	$58	$27

Multiemployer Benefit Plans

We also participate in various multiemployer pension and other postretirement benefit plans through the activities of NBCUniversal that cover some of our employees and temporary employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant, and the largest plans in which we participate are funded at a level of 80% or greater. In 2013, 2012 and 2011, the total contributions we made to multiemployer pension and other postretirement benefit plans were $66 million, $53 million and $42 million, respectively.

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

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. During 2013, 2012 and 2011, we recorded $160 million, $155 million and $128 million, respectively, of severance costs.

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

Comcast 2013 Annual Report on Form 10-K	106

Comcast Corporation

Common Stock Outstanding

(in millions)	A	A Special	B
Balance, January 1, 2011	2,072	695	9
Stock compensation plans	20	1	—
Repurchases and retirements of common stock	—	(95)	—
Employee stock purchase plans	3	—	—
Balance, December 31, 2011	2,095	601	9
Stock compensation plans	24	3	—
Repurchases and retirements of common stock	—	(96)	—
Employee stock purchase plans	3	—	—
Balance, December 31, 2012	2,122	508	9
Stock compensation plans	14	—	—
Repurchases and retirements of common stock	—	(49)	—
Employee stock purchase plans	2	—	—
Balance, December 31, 2013	2,138	459	9

Share Repurchases

As of December 31, 2013, we had $1.5 billion of availability remaining under the $6.5 billion share repurchase authorization approved by our Board of Directors in 2012.

In January 2014, our Board of Directors increased our share repurchase program authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

Share Repurchases

Year ended December 31 (in millions)	2013	2012	2011
Cash consideration	$2,000	$3,000	$2,141
Shares repurchased	49	96	95

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2013	2012
Unrealized gains (losses) on marketable securities	$67	$182
Deferred gains (losses) on cash flow hedges	(45)	(67)
Unrecognized gains (losses) on employee benefit obligations	71	(95)
Cumulative translation adjustments	(37)	(5)
Accumulated other comprehensive income (loss), net of deferred taxes	$56	$15

107	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Note 14: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2013	2012	2011
Stock options	$139	$131	$116
Restricted share units	175	154	149
Employee stock purchase plans	20	16	13
Total	$334	$301	$278

As of December 31, 2013, we had unrecognized pretax compensation expense of $318 million related to nonvested stock options and unrecognized pretax compensation expense of $380 million related to nonvested RSUs that will be recognized over a weighted-average period of approximately 1.9 years and 1.7 years, respectively.

2013 Stock Options and Restricted Share Units

As of December 31, 2013, unless otherwise stated (in millions, except per share data)	Stock Options	RSUs
Awards granted during 2013	18	7
Weighted-average exercise price	$41.22
Weighted-average fair value at grant date		$38.28
Stock options outstanding and nonvested RSUs(a)	104	26
Weighted-average exercise price of stock options outstanding	$25.49
Weighted-average fair value at grant date of nonvested RSUs		$25.38

(a)

As of December 31, 2013, 102 million of stock options outstanding were net settled stock options. Net settled stock options, as opposed to stock options exercised with a cash payment, result in fewer shares being issued and no cash proceeds being received by us when the options are exercised.

Our share-based compensation primarily consists of awards of stock options and RSUs to certain employees and directors as part of our approach to long-term incentive compensation. Awards generally vest over a period of 5 years and in the case of stock options, have a 10 year term. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

Comcast 2013 Annual Report on Form 10-K	108

Comcast Corporation

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

Year Ended December 31	2013	2012	2011
RSUs fair value	$38.28	$27.80	$22.78
Stock options fair value	$8.80	$7.38	$6.96
Stock Option Valuation Assumptions:
Dividend yield	1.9%	2.2%	1.8%
Expected volatility	25.0%	29.0%	28.1%
Risk-free interest rate	1.3%	1.7%	2.8%
Expected option life (in years)	7.0	7.0	7.0

Note 15: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2013	2012	2011
Current expense (benefit):
Federal	$3,183	$3,004	$1,480
State	581	432	359
Foreign	200	169	153
	3,964	3,605	1,992
Deferred expense (benefit):
Federal	(76)	160	658
State	108	(40)	371
Foreign	(16)	19	29
	16	139	1,058
Income tax expense	$3,980	$3,744	$3,050

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2013	2012	2011
Federal tax at statutory rate	$3,890	$4,063	$2,872
State income taxes, net of federal benefit	319	178	354
Foreign income taxes, net of federal credit	15	92	89
Nontaxable income attributable to noncontrolling interests	(103)	(620)	(410)
Adjustments to uncertain and effectively settled tax positions, net	58	114	77
Accrued interest on uncertain and effectively settled tax positions, net	114	23	66
Other	(313)	(106)	2
Income tax expense	$3,980	$3,744	$3,050

109	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax positions using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include business acquisitions and dispositions, including consideration paid or received in connection with these transactions, and certain financing transactions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

NBCUniversal

For U.S. federal income tax purposes, NBCUniversal Holdings is treated as a partnership and NBCUniversal is disregarded as an entity separate from NBCUniversal Holdings. Accordingly, neither NBCUniversal Holdings nor NBCUniversal and its subsidiaries incur any material current or deferred domestic income taxes. Following the close of the Redemption Transaction in March 2013, the taxable income of NBCUniversal Holdings and NBCUniversal is allocable entirely to us.

We are indemnified by GE for any income tax liability attributable to the NBCUniversal contributed businesses for periods prior to the date of the 2011 NBCUniversal Transaction and also for any income tax liability attributable to NBCUniversal Enterprise for periods prior to the date of the Redemption Transaction. We have indemnified GE for any income tax liability attributable to the Comcast Content Business for periods prior to the date of the 2011 NBCUniversal Transaction.

Current and deferred foreign income taxes are incurred by NBCUniversal’s foreign subsidiaries. In 2013, 2012, and 2011, NBCUniversal had foreign income before taxes of $524 million, $434 million and $476 million, respectively, on which foreign income tax expense was recorded. We recorded U.S. income tax expense on our allocable share of NBCUniversal’s income before domestic and foreign taxes, which was reduced by a U.S. tax credit equal to our allocable share of NBCUniversal’s foreign income tax expense.

Comcast 2013 Annual Report on Form 10-K	110

Comcast Corporation

Components of Net Deferred Tax Liability

December 31 (in millions)	2013	2012
Deferred Tax Assets:
Net operating loss carryforwards	$495	$491
Differences between book and tax basis of long-term debt	117	109
Nondeductible accruals and other	3,588	1,771
Less: Valuation allowance	405	355
	3,795	2,016
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	34,044	29,185
Differences between book and tax basis of investments	473	848
Differences between book and tax basis of indexed debt securities	610	587
Differences between book and tax basis of foreign subsidiaries and undistributed foreign earnings	367	—
Differences between book and tax outside basis of NBCUniversal	—	1,413
	35,494	32,033
Net deferred tax liability	$31,699	$30,017

Changes in net deferred income tax liabilities in 2013 that were not recorded as deferred income tax expense are primarily related to increases of $1.6 billion associated with the Redemption Transaction and increases of $25 million related to items included in other comprehensive income (loss). Our net deferred tax liability includes $23 billion related to cable franchise rights that will remain unchanged unless we recognize an impairment or dispose of a cable franchise.

Net deferred tax assets included in current assets are primarily related to our current investments and current liabilities. As of December 31, 2013, we had federal net operating loss carryforwards of $176 million and various state net operating loss carryforwards that expire in periods through 2033. As of December 31, 2013, we also had foreign net operating loss carryforwards of $279 million that are related to the foreign operations of NBCUniversal, the majority of which expire in periods through 2023. The determination of the realization of the state and foreign net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state and foreign laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2013 and 2012, our valuation allowance was related primarily to state and foreign net operating loss carryforwards. In 2013, 2012 and 2011, income tax expense attributable to share-based compensation of $244 million, $164 million and $38 million, respectively, was allocated to shareholders’ equity.

Uncertain Tax Positions

Our uncertain tax positions as of December 31, 2013 totaled $1.7 billion, which excludes the federal benefits on state tax positions that were recorded as deferred income taxes. Included in our uncertain tax positions was $283 million related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE. If we were to recognize the tax benefit for our uncertain tax positions in the future, $980 million would impact our effective tax rate and the remaining amount would increase our deferred income tax liability. The amount and timing of the recognition of any such tax benefit is dependent on the completion of our tax examinations and the expiration of statutes of limitations. A majority of the amount of our uncertain tax positions relates to positions taken in years before 2007.

111	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Reconciliation of Unrecognized Tax Benefits

(in millions)	2013	2012	2011
Balance, January 1	$1,573	$1,435	$1,251
Additions based on tax positions related to the current year	90	154	87
Additions based on tax positions related to prior years	201	79	75
Additions from acquired subsidiaries	268	—	57
Reductions for tax positions of prior years	(141)	(60)	(22)
Reductions due to expiration of statutes of limitations	(3)	(3)	(5)
Settlements with taxing authorities	(287)	(32)	(8)
Balance, December 31	$1,701	$1,573	$1,435

As of December 31, 2013 and 2012, our accrued interest associated with tax positions was $780 million and $721 million, respectively. As of December 31, 2013 and 2012, $42 million and $11 million, respectively, of these amounts were related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE.

During 2013, the IRS completed its examination of our income tax returns for the years 2009 through 2011. During 2013, we effectively settled federal tax disputes related to prior periods. These settlements did not have a material impact on our income tax expense.

Various states are examining our tax returns through 2011. The tax years of our state tax returns currently under examination vary by state. The majority of the periods under examination relate to tax years 2000 and forward, with a select few dating back to 1993.

It is reasonably possible that certain statutes of limitations for the years 2000 through 2006 will expire within the next 12 months that could result in a decrease to our uncertain tax positions.

Note 16: Supplemental Financial Information

Receivables

December 31 (in millions)	2013	2012
Receivables, gross	$6,972	$6,026
Less: Allowance for returns and customer incentives	375	307
Less: Allowance for doubtful accounts	221	198
Receivables, net	$6,376	$5,521

In addition to the amounts in the table above, noncurrent receivables of $488 million and $641 million, as of December 31, 2013 and 2012, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2013	2012	2011
Interest	$2,355	$2,314	$2,441
Income taxes	$3,946	$2,841	$1,626

Comcast 2013 Annual Report on Form 10-K	112

Comcast Corporation

Noncash Investing and Financing Activities

During 2013:

•

we acquired GE’s remaining 49% common equity interest in NBCUniversal Holdings for total consideration of $16.7 billion, which included noncash consideration of $6 billion that was comprised of $4 billion aggregate principal amount of senior notes issued by NBCUniversal Enterprise, $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility and $725 million aggregate liquidation preference of NBCUniversal Enterprise Series A cumulative preferred stock (see Note 4 for additional information on the Redemption Transaction)

•	we acquired $872 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $509 million for a quarterly cash dividend of $0.195 per common share paid in January 2014

•	we used $1.4 billion of equity securities to settle a portion of our obligations under prepaid forward sale agreements

•

we closed a transaction with Liberty Media that included, among other things, the delivery of Liberty Media shares owned by us in exchange for Liberty Media’s interests in one of NBCUniversal’s contractual obligations (see Note 6 for additional information)

During 2012:

•	we acquired $757 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $430 million for a quarterly cash dividend of $0.1625 per common share paid in January 2013

•	NBCUniversal entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

During 2011:

•	we acquired 51% of NBCUniversal Holdings on January 28, 2011 for cash and a 49% interest in the Comcast Content Business (see Note 4 for additional information on the NBCUniversal transaction)

•

the fair value of NBCUniversal’s previously held equity interest in Universal Orlando was accounted for as noncash consideration in the application of acquisition accounting for the Universal Orlando transaction (see Note 4 for additional information on the Universal Orlando transaction)

•	we acquired $1 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $305 million for a quarterly cash dividend of $0.1125 per common share paid in January 2012

113	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Note 17: Receivables Monetization

In December 2013, NBCUniversal terminated its programs under which it monetized certain of its accounts receivable with a syndicate of banks. In connection with these terminations, NBCUniversal remitted final payments to the third-party banks that totaled $1.442 billion (the “termination payments”) in order to acquire $1.078 billion of accounts receivables that had been monetized and remained uncollected as of the date of the terminations and settle $364 million of cash receipts that we had collected and had not yet remitted to the banks. The termination payments are included within net cash provided by operating activities in our consolidated statement of cash flows.

Prior to the terminations, we accounted for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We received deferred consideration from the assets sold in the form of a receivable, which was funded by residual cash flows after the senior interests had been fully paid. As of December 31, 2012, the deferred consideration was included in receivables, net at its initial fair value, which reflects the net cash flows we expected to receive related to those interests.

Receivables Monetized and Deferred Consideration

December 31 (in millions)	2012
Monetized receivables sold	$791
Deferred consideration	$274

In addition to the amounts presented above, we had $882 million payable to our monetization programs as of December 31, 2012. These amounts represented cash receipts that were not yet remitted to the monetization programs and were recorded to accounts payable and accrued expenses related to trade creditors.

The net cash payments on transfers that are included within net cash provided by operating activities in our consolidated statement of cash flows were $86 million and $237 million in 2012 and 2011, respectively. The receivables monetization programs did not have a material effect on our consolidated statement of income for the periods presented.

Note 18: Commitments and Contingencies

Commitments

NBCUniversal enters into long-term commitments with third parties in the ordinary course of its business, including commitments to acquire film and television programming, creative talent and employment agreements, and various other television-related commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel, and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2013, the total number of NBCUniversal full-time, part-time and hourly employees on its payroll covered by collective bargaining agreements was 7,200 full-time equivalent employees. Of this total, approximately 19% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2014.

We, through Comcast-Spectacor, have employment agreements with both players and coaches of the Philadelphia Flyers. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

Comcast 2013 Annual Report on Form 10-K	114

Comcast Corporation

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space, equipment and transponder service agreements under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the future Olympic Games through 2020, Sunday Night Football on NBC through the 2022-23 season, and other programming commitments, as well as our various contracts with creative talent and employment agreements.

As of December 31, 2013 (in millions)	Programming and Talent Commitments	Operating Leases
2014	$4,899	$385
2015	$3,190	$335
2016	$4,039	$293
2017	$2,755	$252
2018	$3,672	$206
Thereafter	$20,522	$673

The table below presents our rent expense charged to operations.

Year ended December 31 (in millions)	2013	2012	2011
Rent expense	$616	$688	$570

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit. The matter has been returned to the District Court for action consistent with the Supreme Court’s opinion. In August 2013, a plaintiff in the Philadelphia Cluster case moved to certify a new, smaller class. The District Court denied our September 2013 motion to strike the plaintiffs’ motion on procedural grounds, and a decision on the plaintiffs’ motion is expected in 2014. The plaintiffs’ claims concerning the other two clusters are stayed pending determination of the Philadelphia Cluster claims.

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

115	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

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

We believe the claims in each of the pending actions described above in this item are without merit, except as otherwise set forth above, and intend to defend the actions vigorously. We cannot predict the outcome of any of the actions described above, including a range of possible loss, or how the final resolution of any such actions would impact our results of operations or cash flows for any one period or our financial position. In addition, as any action nears a trial, there is an increased possibility that the action may be settled by the parties. Nevertheless, the final disposition of any of the above actions is not expected to have a material adverse effect on our consolidated financial position, but could possibly be material to our consolidated results of operations or cash flows for any one period.

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

Comcast 2013 Annual Report on Form 10-K	116

Comcast Corporation

Note 19: Financial Data by Business Segment

We present our operations in one reportable business segment for Cable Communications and four reportable business segments for NBCUniversal. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the “NBCUniversal segments.” Our financial data by reportable business segment is presented in the tables below.

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2013
Cable Communications(a)	$41,836	$17,205	$6,394	$10,811	$5,403	$132,082
NBCUniversal
Cable Networks	9,201	3,501	734	2,767	67	29,413
Broadcast Television	7,120	345	98	247	65	6,723
Filmed Entertainment	5,452	483	15	468	9	3,549
Theme Parks	2,235	1,004	300	704	580	6,608
Headquarters and Other(d)	31	(588)	264	(852)	439	6,002
Eliminations(e)	(389)	(13)	—	(13)	—	(556)
NBCUniversal	23,650	4,732	1,411	3,321	1,160	51,739
Corporate and Other	600	(489)	66	(555)	33	8,152
Eliminations(e)	(1,429)	(14)	—	(14)	—	(33,160)
Comcast Consolidated	$64,657	$21,434	$7,871	$13,563	$6,596	$158,813

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2012
Cable Communications(a)	$39,604	$16,255	$6,405	$9,850	$4,921	$127,044
NBCUniversal
Cable Networks	8,727	3,303	735	2,568	150	29,636
Broadcast Television(b)	8,200	358	97	261	65	6,414
Filmed Entertainment	5,159	79	16	63	7	3,769
Theme Parks	2,085	953	268	685	272	6,266
Headquarters and Other(d)	43	(603)	210	(813)	269	8,938
Eliminations(e)	(402)	17	—	17	—	(561)
NBCUniversal	23,812	4,107	1,326	2,781	763	54,462
Corporate and Other	498	(376)	67	(443)	30	6,000
Eliminations(e)	(1,344)	(9)	—	(9)	—	(22,535)
Comcast Consolidated	$62,570	$19,977	$7,798	$12,179	$5,714	$164,971

117	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2011
Cable Communications(a)	$37,226	$15,288	$6,395	$8,893	$4,806
NBCUniversal
Cable Networks	8,061	3,199	712	2,487	48
Broadcast Television	5,982	124	85	39	61
Filmed Entertainment	4,239	27	19	8	6
Theme Parks(c)	1,874	830	201	629	154
Headquarters and Other(d)	45	(484)	168	(652)	165
Eliminations(e)	(941)	(234)	(53)	(181)	—
NBCUniversal	19,260	3,462	1,132	2,330	434
Corporate and Other	558	(416)	93	(509)	67
Eliminations(e)	(1,202)	23	16	7	—
Comcast Consolidated	$55,842	$18,357	$7,636	$10,721	$5,307

(a)	For the years ended December 31, 2013, 2012 and 2011, Cable Communications segment revenue was derived from the following sources:

	2013	2012	2011
Residential:
Video	49.1%	50.4%	52.3%
High-speed Internet	24.7%	24.1%	23.5%
Voice	8.7%	9.0%	9.4%
Business services	7.7%	6.5%	5.2%
Advertising	5.2%	5.8%	5.4%
Other	4.6%	4.2%	4.2%
Total	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis. Beginning in 2013, revenue from certain business customers, such as hotels, restaurants and bars, is presented in business services revenue rather than in video revenue. Reclassifications have been made to the prior year periods to conform to this presentation.

For each of 2013, 2012 and 2011, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

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

(c)

For the period January 29, 2011 through June 30, 2011, we recorded Universal Orlando as an equity method investment in our consolidated results of operations. However, our Theme Parks segment included the results of operations for Universal Orlando for the period January 29, 2011 through June 30, 2011 to reflect our measure of operating performance for our Theme Parks segment.

(d)	NBCUniversal Headquarters and Other activities includes costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(e)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

Comcast 2013 Annual Report on Form 10-K	118

Comcast Corporation

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

(f)

Revenue from customers located outside of the U.S., primarily in Europe and Asia, for the years ended December 31, 2013, 2012 and 2011 was $4.8 billion, $4.5 billion and $4.1 billion, respectively. No single customer accounted for a significant amount of our revenue in any period.

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

Note 20: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2013
Revenue	$15,310	$16,270	$16,151	$16,926	$64,657
Operating income	$3,067	$3,435	$3,414	$3,647	$13,563
Net income attributable to Comcast Corporation	$1,437	$1,734	$1,732	$1,913	$6,816
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.55	$0.66	$0.66	$0.73	$2.60
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.54	$0.65	$0.65	$0.72	$2.56
Dividends declared per common share	$0.195	$0.195	$0.195	$0.195	$0.78
2012
Revenue	$14,878	$15,211	$16,544	$15,937	$62,570
Operating income	$2,758	$3,079	$3,048	$3,294	$12,179
Net income attributable to Comcast Corporation	$1,224	$1,348	$2,113	$1,518	$6,203
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.50	$0.79	$0.57	$2.32
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.45	$0.50	$0.78	$0.56	$2.28
Dividends declared per common share	$0.1625	$0.1625	$0.1625	$0.1625	$0.65

119	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Note 21: Condensed Consolidating Financial Information

Comcast Corporation (“Comcast Parent”) and four of our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”), have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.” The debt securities within the guarantee structure total $30.9 billion, of which $11.0 billion will mature within the next five years.

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

Comcast 2013 Annual Report on Form 10-K	120

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$336	$1,382	$—	$1,718
Investments	—	—	—	—	—	3,573	—	3,573
Receivables, net	—	—	—	—	—	6,376	—	6,376
Programming rights	—	—	—	—	—	928	—	928
Other current assets	237	—	—	—	35	1,208	—	1,480
Total current assets	237	—	—	—	371	13,467	—	14,075
Film and television costs	—	—	—	—	—	4,994	—	4,994
Investments	11	—	—	—	374	3,385	—	3,770
Investments in and amounts due from subsidiaries eliminated upon consolidation	79,956	97,429	102,673	54,724	40,644	85,164	(460,590)	—
Property and equipment, net	220	—	—	—	—	29,620	—	29,840
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,098	—	27,098
Other intangible assets, net	11	—	—	—	—	17,318	—	17,329
Other noncurrent assets, net	1,078	145	—	—	103	1,899	(882)	2,343
Total assets	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$5,520	$—	$5,528
Accrued participations and residuals	—	—	—	—	—	1,239	—	1,239
Accrued expenses and other current liabilities	1,371	266	180	47	323	6,678	—	8,865
Current portion of long-term debt	2,351	—	—	—	903	26	—	3,280
Total current liabilities	3,730	266	180	47	1,226	13,463	—	18,912
Long-term debt, less current portion	25,170	132	1,827	1,505	10,236	5,697	—	44,567
Deferred income taxes	—	777	—	—	59	31,840	(741)	31,935
Other noncurrent liabilities	1,919	—	—	—	931	8,675	(141)	11,384
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	957	—	957
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	50,664	96,399	100,666	53,172	29,040	181,313	(460,590)	50,664
Total Comcast Corporation shareholders’ equity	50,694	96,399	100,666	53,172	29,040	181,313	(460,590)	50,694
Noncontrolling interests	—	—	—	—	—	364	—	364
Total equity	50,694	96,399	100,666	53,172	29,040	181,677	(460,590)	51,058
Total liabilities and equity	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

121	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2012 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$5,129	$5,822	$—	$10,951
Investments	—	—	—	—	—	1,464	—	1,464
Receivables, net	—	—	—	—	3	5,518	—	5,521
Programming rights	—	—	—	—	—	909	—	909
Other current assets	233	—	14	4	51	844	—	1,146
Total current assets	233	—	14	4	5,183	14,557	—	19,991
Film and television costs	—	—	—	—	—	5,054	—	5,054
Investments	—	—	—	—	529	5,796	—	6,325
Investments in and amounts due from subsidiaries eliminated upon consolidation	74,227	87,630	96,853	50,242	38,464	73,298	(420,714)	—
Property and equipment, net	242	—	—	—	—	26,990	—	27,232
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	26,985	—	26,985
Other intangible assets, net	12	—	—	—	—	17,828	—	17,840
Other noncurrent assets, net	1,130	147	1	—	152	1,650	(900)	2,180
Total assets	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$6,198	$—	$6,206
Accrued participations and residuals	—	—	—	—	—	1,350	—	1,350
Accrued expenses and other current liabilities	1,290	275	210	54	263	4,690	—	6,782
Current portion of long-term debt	—	—	2,105	241	7	23	—	2,376
Total current liabilities	1,298	275	2,315	295	270	12,261	—	16,714
Long-term debt, less current portion	23,306	113	1,827	1,512	11,219	105	—	38,082
Deferred income taxes	—	754	—	—	78	30,035	(757)	30,110
Other noncurrent liabilities	1,884	—	—	—	926	10,604	(143)	13,271
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	16,998	—	16,998
Equity:
Common stock	31	—	—	—	—	—	—	31
Other shareholders’ equity	49,325	86,635	92,726	48,439	31,835	161,079	(420,714)	49,325
Total Comcast Corporation shareholders’ equity	49,356	86,635	92,726	48,439	31,835	161,079	(420,714)	49,356
Noncontrolling interests	—	—	—	—	—	440	—	440
Total equity	49,356	86,635	92,726	48,439	31,835	161,519	(420,714)	49,796
Total liabilities and equity	$75,844	$87,777	$96,868	$50,246	$44,328	$231,522	$(421,614)	$164,971

Comcast 2013 Annual Report on Form 10-K	122

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$64,657	$—	$64,657
Management fee revenue	897	—	874	548	—	—	(2,319)	—
	897	—	874	548	—	64,657	(2,319)	64,657
Costs and Expenses:
Programming and production	—	—	—	—	—	19,670	—	19,670
Other operating and administrative	403	—	874	548	855	18,223	(2,319)	18,584
Advertising, marketing and promotion	—	—	—	—	—	4,969	—	4,969
Depreciation	30	—	—	—	—	6,224	—	6,254
Amortization	5	—	—	—	—	1,612	—	1,617
	438	—	874	548	855	50,698	(2,319)	51,094
Operating income (loss)	459	—	—	—	(855)	13,959	—	13,563
Other Income (Expense):
Interest expense	(1,523)	(11)	(212)	(126)	(488)	(214)	—	(2,574)
Investment income (loss), net	—	(13)	—	—	3	586	—	576
Equity in net income (losses) of investees, net	7,509	7,540	7,430	5,473	3,331	1,882	(33,251)	(86)
Other income (expense), net	(2)	—	2	—	(1)	(363)	—	(364)
	5,984	7,516	7,220	5,347	2,845	1,891	(33,251)	(2,448)
Income (loss) before income taxes	6,443	7,516	7,220	5,347	1,990	15,850	(33,251)	11,115
Income tax (expense) benefit	373	9	73	44	(22)	(4,457)	—	(3,980)
Net income (loss)	6,816	7,525	7,293	5,391	1,968	11,393	(33,251)	7,135
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(319)	—	(319)
Net income (loss) attributable to Comcast Corporation	$6,816	$7,525	$7,293	$5,391	$1,968	$11,074	$(33,251)	$6,816
Comprehensive income (loss) attributable to Comcast Corporation	$6,883	$7,521	$7,276	$5,392	$2,017	$10,969	$(33,175)	$6,883

123	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2012 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$62,570	$—	$62,570
Management fee revenue	848	—	827	516	—	—	(2,191)	—
	848	—	827	516	—	62,570	(2,191)	62,570
Costs and Expenses:
Programming and production	—	—	—	—	—	19,929	—	19,929
Other operating and administrative	401	—	827	516	899	17,381	(2,191)	17,833
Advertising, marketing and promotion	—	—	—	—	—	4,831	—	4,831
Depreciation	30	—	—	—	—	6,120	—	6,150
Amortization	4	—	—	—	—	1,644	—	1,648
	435	—	827	516	899	49,905	(2,191)	50,391
Operating income (loss)	413	—	—	—	(899)	12,665	—	12,179
Other Income (Expense):
Interest expense	(1,430)	(23)	(329)	(135)	(430)	(174)	—	(2,521)
Investment income (loss), net	8	3	—	—	5	203	—	219
Equity in net income (losses) of investees, net	6,858	6,536	6,665	4,909	4,402	4,014	(32,425)	959
Other income (expense), net	2	—	—	—	(14)	785	—	773
	5,438	6,516	6,336	4,774	3,963	4,828	(32,425)	(570)
Income (loss) before income taxes	5,851	6,516	6,336	4,774	3,064	17,493	(32,425)	11,609
Income tax (expense) benefit	352	7	115	47	(9)	(4,256)	—	(3,744)
Net income (loss)	6,203	6,523	6,451	4,821	3,055	13,237	(32,425)	7,865
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(1,662)	—	(1,662)
Net (income) loss attributable to Comcast Corporation	$6,203	$6,523	$6,451	$4,821	$3,055	$11,575	$(32,425)	$6,203
Comprehensive income (loss) attributable to Comcast Corporation	$6,370	$6,523	$6,460	$4,821	$3,068	$11,703	$(32,575)	$6,370

Comcast 2013 Annual Report on Form 10-K	124

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2011 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$55,842	$—	$55,842
Management fee revenue	800	—	784	488	—	—	(2,072)	—
	800	—	784	488	—	55,842	(2,072)	55,842
Costs and Expenses:
Programming and production	—	—	—	—	—	16,596	—	16,596
Other operating and administrative	420	5	784	488	678	16,343	(2,072)	16,646
Advertising, marketing and promotion	—	—	—	—	—	4,243	—	4,243
Depreciation	29	—	—	—	—	6,011	—	6,040
Amortization	3	—	—	—	—	1,593	—	1,596
	452	5	784	488	678	44,786	(2,072)	45,121
Operating income (loss)	348	(5)	—	—	(678)	11,056	—	10,721
Other Income (Expense):
Interest expense	(1,439)	(32)	(338)	(172)	(370)	(154)	—	(2,505)
Investment income (loss), net	3	2	—	—	—	154	—	159
Equity in net income (losses) of investees, net	4,879	5,734	5,598	3,361	2,793	1,648	(24,048)	(35)
Other income (expense), net	(19)	1	—	—	(59)	(56)	—	(133)
	3,424	5,705	5,260	3,189	2,364	1,592	(24,048)	(2,514)
Income (loss) before income taxes	3,772	5,700	5,260	3,189	1,686	12,648	(24,048)	8,207
Income tax (expense) benefit	388	12	118	60	(3)	(3,625)	—	(3,050)
Net income (loss)	4,160	5,712	5,378	3,249	1,683	9,023	(24,048)	5,157
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(997)	—	(997)
Net income (loss) attributable to Comcast Corporation	$4,160	$5,712	$5,378	$3,249	$1,683	$8,026	$(24,048)	$4,160
Comprehensive income (loss) attributable to Comcast Corporation	$4,107	$5,712	$5,387	$3,249	$1,605	$8,064	$(24,017)	$4,107

125	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(600)	$(3)	$(151)	$(94)	$(1,102)	$16,110	$—	$14,160
Investing Activities:
Net transactions with affiliates	66	3	2,248	332	(470)	(2,179)	—	—
Capital expenditures	(7)	—	—	—	—	(6,589)	—	(6,596)
Cash paid for intangible assets	(4)	—	—	—	—	(1,005)	—	(1,009)
Acquisitions of real estate properties	—	—	—	—	—	(1,904)	—	(1,904)
Acquisitions, net of cash acquired	—	—	—	—	—	(99)	—	(99)
Proceeds from sales of businesses and investments	—	—	—	—	2	1,081	—	1,083
Return of capital from investees	—	—	—	—	128	21	—	149
Purchases of investments	(11)	—	—	—	(3)	(1,209)	—	(1,223)
Other	—	—	—	—	(20)	105	—	85
Net cash provided by (used in) investing activities	44	3	2,248	332	(363)	(11,778)	—	(9,514)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	1,349	—	—	—	—	(4)	—	1,345
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(2,097)	(238)	(88)	(21)	—	(2,444)
Repurchases and retirements of common stock	(2,000)	—	—	—	—	—	—	(2,000)
Dividends paid	(1,964)	—	—	—	—	—	—	(1,964)
Issuances of common stock	40	—	—	—	—	—	—	40
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,561)	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(215)	—	(215)
Settlement of Station Venture liability	—	—	—	—	—	(602)	—	(602)
Other	198	—	—	—	(40)	(369)	—	(211)
Net cash provided by (used in) financing activities	556	—	(2,097)	(238)	(3,328)	(8,772)	—	(13,879)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,793)	(4,440)	—	(9,233)
Cash and cash equivalents, beginning of year	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of year	$—	$—	$—	$—	336	1,382	$—	1,718

Comcast 2013 Annual Report on Form 10-K	126

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(362)	$(7)	$(177)	$(114)	$(1,347)	$16,861	$—	$14,854
Investing Activities:
Net transactions with affiliates	3,845	206	177	667	4,850	(9,745)	—	—
Capital expenditures	(10)	—	—	—	—	(5,704)	—	(5,714)
Cash paid for intangible assets	(6)	—	—	—	—	(917)	—	(923)
Acquisitions, net of cash acquired	—	—	—	—	—	(90)	—	(90)
Proceeds from sales of businesses and investments	—	—	—	—	—	3,102	—	3,102
Return of capital from investees	—	—	—	—	—	2,362	—	2,362
Purchases of investments	—	—	—	—	(19)	(278)	—	(297)
Other	—	3	—	—	(22)	93	—	74
Net cash provided by (used in) investing activities	3,829	209	177	667	4,809	(11,177)	—	(1,486)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1)	—	—	—	(550)	7	—	(544)
Proceeds from borrowings	2,536	—	—	—	1,995	13	—	4,544
Repurchases and repayments of debt	(1,726)	(202)	—	(553)	(2)	(398)	—	(2,881)
Repurchases and retirements of common stock	(3,000)	—	—	—	—	—	—	(3,000)
Dividends paid	(1,608)	—	—	—	—	—	—	(1,608)
Issuances of common stock	233	—	—	—	—	—	—	233
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(691)	—	(691)
Other	99	—	—	—	(14)	(175)	—	(90)
Net cash provided by (used in) financing activities	(3,467)	(202)	—	(553)	1,429	(1,244)	—	(4,037)
Increase (decrease) in cash and cash equivalents	—	—	—	—	4,891	4,440	—	9,331
Cash and cash equivalents, beginning of year	—	—	—	—	238	1,382	—	1,620
Cash and cash equivalents, end of year	$—	$—	$—	$—	$5,129	$5,822	$—	$10,951

127	Comcast 2013 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2011 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(513)	$(19)	$(209)	$(131)	$(638)	$15,855	$—	$14,345
Investing Activities:
Net transactions with affiliates	4,615	19	1,209	131	247	(6,221)	—	—
Capital expenditures	(7)	—	—	—	—	(5,300)	—	(5,307)
Cash paid for intangible assets	(2)	—	—	—	—	(952)	—	(954)
Acquisitions, net of cash acquired	—	—	—	—	295	(6,702)	—	(6,407)
Proceeds from sales of businesses and investments	—	—	—	—	3	274	—	277
Return of capital from investees	—	—	—	—	—	37	—	37
Purchases of investments	—	—	—	—	(4)	(131)	—	(135)
Other	—	—	—	—	—	(19)	—	(19)
Net cash provided by (used in) investing activities	4,606	19	1,209	131	541	(19,014)	—	(12,508)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(4)	—	—	—	550	(2)	—	544
Repurchases and repayments of debt	(1,095)	—	(1,000)	—	—	(1,121)	—	(3,216)
Repurchases and retirements of common stock	(2,141)	—	—	—	—	—	—	(2,141)
Dividends paid	(1,187)	—	—	—	—	—	—	(1,187)
Issuances of common stock	283	—	—	—	—	—	—	283
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(325)	—	(325)
Other	51	—	—	—	(215)	5	—	(159)
Net cash provided by (used in) financing activities	(4,093)	—	(1,000)	—	335	(1,443)	—	(6,201)
Increase (decrease) in cash and cash equivalents	—	—	—	—	238	(4,602)	—	(4,364)
Cash and cash equivalents, beginning of year	—	—	—	—	—	5,984	—	5,984
Cash and cash equivalents, end of year	$—	$—	$—	$—	$238	$1,382	$—	$1,620

Comcast 2013 Annual Report on Form 10-K	128

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A: Controls and Procedures

Comcast Corporation

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of Comcast’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, Comcast’s disclosure controls and procedures were effective.

Management’s annual report on internal control over financial reporting

Refer to Management’s Report on Comcast’s Internal Control Over Financial Reporting on page 78.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 79.

Changes in internal control over financial reporting

There were no changes in Comcast’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Comcast’s internal control over financial reporting.

NBCUniversal Media, LLC

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of NBCUniversal’s disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)), as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, NBCUniversal’s disclosure controls and procedures were effective.

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

129	Comcast 2013 Annual Report on Form 10-K

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets

•

provide reasonable assurance that our transactions are recorded as necessary to permit preparation of our financial statements in accordance with accounting principles generally accepted in the United States, and that our receipts and expenditures are being made only in accordance with authorizations of our management and our directors

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 1992 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that NBCUniversal’s system of internal control over financial reporting was effective as of December 31, 2013.

Changes in internal control over financial reporting

There were no changes in NBCUniversal’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NBCUniversal’s internal control over financial reporting.

Item  9B: Other Information

None.

Comcast 2013 Annual Report on Form 10-K	130

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Comcast

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2014. We refer to this proxy statement as the 2014 Proxy Statement.

The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure, as of the date of this Annual Report on Form 10-K.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	54	1986	Chairman and Chief Executive Officer; President
Michael J. Angelakis	49	2007	Vice Chairman; Chief Financial Officer
Stephen B. Burke	55	1998	Executive Vice President; President and Chief Executive Officer, NBCUniversal Holdings and NBCUniversal
David L. Cohen	58	2002	Executive Vice President
Neil Smit	55	2011	Executive Vice President; President and Chief Executive Officer, Comcast Cable
Arthur R. Block	59	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	57	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2013, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of the National Cable and Telecommunications Association.

Michael J. Angelakis has served as the Chief Financial Officer of Comcast Corporation for more than five years. Mr. Angelakis currently serves on the board of directors of the Federal Reserve Bank of Philadelphia.

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

David L. Cohen has served as an Executive Vice President for more than five years. Mr. Cohen is also a director of the FS Global Credit Opportunities Funds, the FS Global Credit Opportunities Fund A and the FS Global Credit Opportunities Fund D.

Neil Smit has served as the President of Comcast Cable since March 2010, became an Executive Vice President in January 2011 and was appointed as Chief Executive Officer of Comcast Cable in November 2011. Before March 2010, Mr. Smit had been the President and Chief Executive Officer and a director of Charter Communications, Inc., a cable company, since August 2005. Charter Communications filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2009 and emerged from Chapter 11 bankruptcy in November 2009. Mr. Smit is also the Chairman of the Board of Directors of the National Cable and Telecommunications Association and Chairman of CableLabs.

131	Comcast 2013 Annual Report on Form 10-K

Arthur R. Block has served as a Senior Vice President and our General Counsel and Secretary for more than five years.

Lawrence J. Salva has served as a Senior Vice President and our Controller and Chief Accounting Officer for more than five years.

NBCUniversal

Certain information under this Item 10 has been omitted pursuant to General Instruction I(2)(c) to Form 10-K.

The table below sets forth certain information with respect to each of NBCUniversal’s executive officers as of December 31, 2013, each of whom has served as such since the close of the NBCUniversal transaction on January 28, 2011. The table also sets forth NBCUniversal Holdings’ directors as of December 31, 2013.

Name	Title
Brian L. Roberts	Principal Executive Officer
Michael J. Angelakis	Principal Financial Officer; Director of NBCUniversal Holdings
Stephen B. Burke	Chief Executive Officer and President
David L. Cohen	Executive Vice President; Director of NBCUniversal Holdings
Arthur R. Block	Senior Vice President; Director of NBCUniversal Holdings
Lawrence J. Salva	Senior Vice President

For the year ended December 31, 2013, NBCUniversal reimbursed Comcast approximately $27 million for direct services provided by our executive officers.

Item 11: Executive Compensation

Comcast incorporates the information required by this item by reference to its 2014 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Comcast incorporates the information required by this item by reference to its 2014 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Comcast incorporates the information required by this item by reference to its 2014 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Comcast 2013 Annual Report on Form 10-K	132

Item 14: Principal Accountant Fees and Services

Comcast incorporates the information required by this item by reference to its 2014 Proxy Statement, which it intends to file with the SEC on or before April 11, 2014.

NBCUniversal

The Audit Committee of Comcast’s Board of Directors appointed Deloitte & Touche LLP as NBCUniversal’s independent registered public accounting firm for the years ended December 31, 2013 and 2012. Set forth below are the fees paid or accrued for the services of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in 2013 and 2012.

(in millions)	2013	2012
Audit fees	$9.7	$8.4
Audit-related fees	0.6	0.4
Tax fees	0.2	0.6
All other fees	0.2	0.1
	$10.7	$9.5

Audit fees consisted of fees paid or accrued for services rendered to NBCUniversal and its subsidiaries for the audits of its annual financial statements, reviews of its quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit-related fees in 2013 and 2012 consisted primarily of fees paid or accrued for audits associated with employee benefit plans.

Tax fees in 2013 and 2012 consisted of fees paid or accrued for domestic and foreign tax compliance services, including tax examination assistance. In 2012, tax compliance services included an analysis of tax accounting methods.

All other fees in 2013 and 2012 consisted of fees paid or accrued for various consulting services.

Preapproval Policy of Audit Committee of Services Performed by Independent Auditors

As a consolidated subsidiary of Comcast, NBCUniversal is subject to the policies of Comcast’s Audit Committee regarding the preapproval of services provided by the independent auditors. This policy requires that the Audit Committee preapprove all audit and non-audit services performed by the independent auditors to assure that the services do not impair the auditors’ independence. Unless a type of service has received general preapproval, it requires separate preapproval by the Audit Committee. Even if a service has received general preapproval, if the fee associated with the service exceeds $250,000 in a single engagement or series of related engagements or relates to tax planning, it requires separate preapproval. The Audit Committee has delegated its preapproval authority to its Chair.

133	Comcast 2013 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

Comcast

(a) Comcast’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Comcast’s consolidated financial statements are found on page 77 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 177 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-32871, except as otherwise noted):

2.1

Transaction Agreement, dated February 12, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.) (incorporated by reference to Exhibit 2.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

2.2

Amendment to Transaction Agreement, dated March 19, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.). (incorporated by reference to Exhibit 2.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Current Report on Form 8-K filed on November 23, 2011).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.3

Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.4

Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.5

Second Supplemental Indenture, dated August 31, 2009, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon, as Trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 (incorporated by reference to Exhibit 4.1 to Comcast’s Current Report on Form 8-K filed on September 2, 2009).

Comcast 2013 Annual Report on Form 10-K	134

4.6

Third Supplemental Indenture, dated March 27, 2013, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 and a second Supplemental Indenture dated August 31, 2009 (incorporated by reference to Exhibit 4.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.7

Indenture, dated as of April 30, 2010, between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC (Commission File No. 333-174175) filed on May 13, 2011).

4.8

First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010 (incorporated by reference to Exhibit 4.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.9

Indenture, dated March 19, 2013, among NBCUniversal Enterprise, Inc. (f/k/a Navy Holdings, Inc.), Comcast Corporation, the Cable Guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

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

10.1

Credit Agreement dated as of June 6, 2012 among Comcast Corporation, Comcast Cable Communications, LLC, the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent and the Issuing Lender (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012).

10.2

Amended and Restated Credit Agreement, dated as of March 19, 2013, among NBCUniversal Enterprise, Inc. (f/k/a Navy Holdings, Inc.), as Borrower, the Financial Institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.3

Second Amended and Restated Certificate of Incorporation of NBCUniversal Enterprise, Inc. (f/k/a/ Navy Holdings, Inc.), dated March 19, 2013 (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.4

Certificate of Designations for Series A Cumulative Preferred Stock of NBCUniversal Enterprise, Inc. (f/k/a/ Navy Holdings, Inc.), dated March 19, 2013 (incorporated by reference to Exhibit 10.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.5

Amendment to Certificate of Designations for Series A Cumulative Preferred Stock of NBCUniversal Enterprise, Inc. dated March 19, 2013 (incorporated by reference to Exhibit 10.5 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.6*

Comcast Corporation 2002 Stock Option Plan, as amended and restated effective December 9, 2008 (incorporated by reference to Exhibit 10.2 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.7*	Comcast Corporation 2003 Stock Option Plan, as amended and restated October 22, 2013.

135	Comcast 2013 Annual Report on Form 10-K

10.8*

Comcast Corporation 2002 Deferred Stock Option Plan, as amended and restated effective October 7, 2008 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2008).

10.9*

Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective February 10, 2009 (incorporated by reference to Exhibit 10.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.10*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated, dated December 17, 2013.

10.11*

Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective August 29, 2012 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.12*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10.12 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.13*

Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 22, 2011 (incorporated by reference to Exhibit 10.5 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.14*	Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 2014.

10.15*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective May 14, 2013 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.16*	Comcast Corporation 2002 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.17*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.18*

Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.15 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.19*

Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 5, 2005).

10.20*

Amendment to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of February 13, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.21*

Amendment No. 2 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.22*

Amendment No. 3 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2010 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 7, 2010).

10.23*

Amendment No. 4 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2010 (incorporated by reference to Exhibit 10.25 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2010).

Comcast 2013 Annual Report on Form 10-K	136

10.24*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2011).

10.25*

Amendment No. 6 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 15, 2011 (incorporated by reference to Exhibit 10.21 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.26*

Amendment No. 7 to Employment Agreement between Comcast Corporation and Brian L. Roberts, effective as of June 30, 2012 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on September 14, 2012).

10.27*

Amendment No. 8 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 14, 2012 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.28*

Amendment No. 10 to Employment Agreement with Brian L. Roberts, effective as of June 30, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 24, 2013).

10.29*	Amendment No. 11 to Employment Agreement with Brian L. Roberts, effective as of December 18, 2013.

10.30*	Notice of Rights Waiver from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.2 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.31*	Notice of Termination from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.3 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.32*

Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 27, 2007 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 28, 2007).

10.33*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 13, 2008).

10.34*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K (Commission File No. 001-15471) for the year ended December 31, 1993).

10.35*

Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q (Commission File No. 001-15471) for the quarter ended September 30, 1998).

10.36*

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

137	Comcast 2013 Annual Report on Form 10-K

10.38*

Amendment to Compensation and Deferred Compensation Agreement between Comcast Corporation and Ralph J. Roberts, dated as of January 24, 2002 (incorporated by reference to Exhibit 10.16 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.39*

Amendment to Compensation and Deferred Compensation Agreement between Comcast Corporation and Ralph J. Roberts, dated as of November 18, 2002 (incorporated by reference to Exhibit 10.17 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

10.40*

Second Amendment to Agreement between Comcast Corporation and Ralph J. Roberts, dated as of December 10, 2008 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.41*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective as of January 30, 2004 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.42*

Employment Agreement between Comcast Corporation and Michael J. Angelakis, dated as of November 22, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on November 23, 2011).

10.43*

Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 22, 2009).

10.44*	Amendment No. 2 to Employment Agreement with Stephen B. Burke dated as of August 16, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 16, 2013).

10.45*

Employment Agreement between Comcast Corporation and David L. Cohen, dated as of February 22, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 25, 2011).

10.46*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of November 21, 2011 (incorporated by reference to Exhibit 10.37 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.47*

Form of Amendment, dated as of December 16, 2008, to the Employment Agreements with Ralph J. Roberts and Brian L. Roberts (incorporated by reference to Exhibit 10.38 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.48*

Form of Amendment, dated as of December 14, 2012, to the Employment Agreements with Brian L. Roberts, Michael J. Angelakis, Stephen B. Burke, Neil Smit and David L. Cohen (incorporated by reference to Exhibit 10.41 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.49*

Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.40 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.50*

Form of Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.43 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.51*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.41 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.52*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 99.4 to Comcast’s Current Report on Form 8-K filed on December 22, 2009).

Comcast 2013 Annual Report on Form 10-K	138

10.53*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.4 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2010).

10.54*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.7 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.55*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2012).

10.56*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.57*

Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.58*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

12.1	Statement of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

21	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Cash Flows; (v) the Consolidated Statement of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

139	Comcast 2013 Annual Report on Form 10-K

NBCUniversal

(a) NBCUniversal’s consolidated financial statements are filed as a part of this report on Form 10-K and a list of the consolidated financial statements are found on page 145 of this report. Schedule II – Valuation and Qualifying Accounts is found on page 177 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K:

2.1

Transaction Agreement, dated February 12, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.) (incorporated by reference to Exhibit 2.1 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

2.2

Amendment to Transaction Agreement, dated March 19, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.) (incorporated by reference to Exhibit 2.2 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

2.3

Purchase and Sale Agreement, dated as of February 12, 2013, between 30RC Trust and NBCUniversal Atlas LLC (incorporated by reference to Exhibit 2.3 to NBCUniversal’s Form 10-Q for the quarter ended March 31, 2013).

3.1	Certificate of Formation of NBCUniversal Media, LLC (incorporated by reference to Exhibit 3.1 to NBCUniversal’s Registration Statement on Form S-4 filed on May 13, 2011).

3.2	Certificate of Amendment to Certificate of Formation of NBCUniversal Media, LLC (incorporated by reference to Exhibit 3.2 to NBCUniversal’s Registration Statement on Form S-4 filed on May 13, 2011).

3.3

Limited Liability Company Agreement of NBCUniversal Media, LLC (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to NBCUniversal’s Registration Statement on Form S-4 filed on July 12, 2011).

4.1

Indenture, dated as of April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as Trustee (incorporated by reference to Exhibit 4.1 to NBCUniversal’s Registration Statement on Form S-4 filed on May 13, 2011).

4.2

First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010 (incorporated by reference to Exhibit 4.3 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

4.3

Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2008).

4.4

Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2008).

Comcast 2013 Annual Report on Form 10-K	140

4.5

Second Supplemental Indenture, dated August 31, 2009, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon, as Trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Comcast Corporation filed on September 2, 2009).

4.6

Third Supplemental Indenture, dated March 27, 2013, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003, as supplemented by a First Supplemental Indenture dated March 25, 2003 and a Second Supplemental Indenture dated August 31, 2009 (incorporated by reference to Exhibit 4.4 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

10.1

Second Amended and Restated Limited Liability Company Agreement of NBCUniversal, LLC, dated March 19, 2013 (incorporated by reference to Exhibit 10.2 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended March 31, 2013).

10.2

Credit Agreement, dated as of June 6, 2012, among Comcast Corporation, Comcast Cable Communications, LLC, the Financial Institutions party thereto and JP Morgan Chase Bank, N.A., as Administrative Agent and the Issuing Lender (incorporated by reference to Exhibit 10.1 to the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended June 30, 2012).

10.3†

Transition Services Agreement, dated as of January 28, 2011, between General Electric Company and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.4 to Amendment No. 2 of NBCUniversal’s Registration Statement on Form S-4 filed on July 12, 2011).

10.4†

Comcast Services Agreement, dated as of January 28, 2011, between Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.5 to Amendment No. 2 of NBCUniversal’s Registration Statement on Form S-4 filed on July 12, 2011).

10.5†

GE Intellectual Property Cross License Agreement, dated as of January 28, 2011, between General Electric Company and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.6 to Amendment No. 2 to NBCUniversal’s Registration Statement on Form S-4 of NBCUniversal Media, LLC filed on July 12, 2011).

10.6†

Comcast Intellectual Property Cross License Agreement, dated as of January 28, 2011, between Comcast Corporation and Navy, LLC (n/k/a NBCUniversal, LLC) (incorporated by reference to Exhibit 10.7 to Amendment No. 2 to NBCUniversal’s Registration Statement on Form S-4 filed on July 12, 2011).

10.7

Amended and Restated Credit Agreement, dated as of March 19, 2013, among NBCUniversal Enterprise, Inc. (f/k/a Navy Holdings, Inc.), as Borrower, the Financial Institutions party thereto, JPMorgan Chase Bank, N.A., as Administrative Agent and the other agents party thereto (incorporated by reference to Exhibit 10.1 to the Quarterly Report of Comcast Corporation on Form 10-Q for the quarter ended March 31, 2013).

10.8

Receivables Acquisition Agreement among NBCUniversal Media, LLC; NBCUniversal Receivables Funding LLC; Gotham Funding Corporation, Victory Receivables Corporation, Market Street Funding LLC and Working Capital Management Co., L.P., as Conduits; PNC Bank, National Association, and Mizuho Corporate Bank, Ltd., as Investor Agents and Banks; and The Bank Of Tokyo-Mitsubishi UFJ, Ltd., New York Branch, as Investor Agent, Program Agent and Bank, dated as of December 5, 2011 (incorporated by reference to Exhibit 10.12 to NBCUniversal’s Annual Report on Form 10-K for the year ended December 31, 2011).

141	Comcast 2013 Annual Report on Form 10-K

10.9

Receivables Repurchase Agreement, dated as of December 18, 2013, among NBCUniversal Media, LLC, NBCUniversal Receivables Funding LLC, Gotham Funding Corporation, Victory Receivables Corporation, Working Capital Management Co., L.P., PNC Bank, National Association, Mizuho Bank, Ltd., and The Bank of Tokyo-Mitsubishi UFJ, Ltd., New York Branch (incorporated by reference to Exhibit 99.1 to NBCUniversal’s Current Report on Form 8-K filed on December 19, 2013).

10.10†

Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.11

Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.12†

Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.13†

Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.14*	NBCUniversal Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to NBCUniversal’s Quarterly Report on Form 10-Q filed on October 26, 2012).

23.2	Consent of Deloitte & Touche LLP.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from NBCUniversal Media, LLC’s Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission on February 12, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Consolidated Balance Sheet; (ii) the Consolidated Statement of Income; (iii) the Consolidated Statement of Comprehensive Income; (iv) the Consolidated Statement of Cash Flows; (v) the Consolidated Statement of Changes in Equity; and (vi) the Notes to Consolidated Financial Statements.

†	Confidential treatment granted.

*	Constitutes a management contract or compensatory plan or arrangement.

Comcast 2013 Annual Report on Form 10-K	142

Signatures

Comcast

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 12, 2014.

By:	/S/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 12, 2014

/S/ RALPH J. ROBERTS Ralph J. Roberts	Founder; Chairman Emeritus of the Board	February 12, 2014

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Vice Chairman and CFO (Principal Financial Officer)	February 12, 2014

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 12, 2014

/S/ KENNETH J. BACON Kenneth J. Bacon	Director	February 12, 2014

/S/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 12, 2014

/S/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 12, 2014

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 12, 2014

/S/ GERALD L. HASSELL Gerald L. Hassell	Director	February 12, 2014

/S/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 12, 2014

/S/ EDUARDO G. MESTRE Eduardo G. Mestre	Director	February 12, 2014

/S/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	February 12, 2014

/S/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 12, 2014

143	Comcast 2013 Annual Report on Form 10-K

NBCUniversal

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 12, 2014.

NBCUNIVERSAL MEDIA, LLC
By: NBCUNIVERSAL, LLC, its sole member

By:	/S/ STEPHEN B. BURKE
Name: Stephen B. Burke
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Principal Executive Officer of NBCUniversal Media, LLC	February 12, 2014

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Principal Financial Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 12, 2014

/S/ ARTHUR R. BLOCK Arthur R. Block	Director of NBCUniversal, LLC	February 12, 2014

/S/ DAVID L. COHEN David L. Cohen	Director of NBCUniversal, LLC	February 12, 2014

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Principal Accounting Officer of NBCUniversal Media, LLC	February 12, 2014

Comcast 2013 Annual Report on Form 10-K	144

NBCUniversal Media, LLC Financial Statements and Supplementary Data

145	Comcast 2013 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the accompanying consolidated balance sheets of NBCUniversal Media, LLC and subsidiaries (the “Company”), as of December 31, 2013 and 2012, the related consolidated statements of income, comprehensive income, cash flows and changes in equity for the years ended December 31, 2013 and 2012, and for the period from January 29, 2011 to December 31, 2011 (successor), and the consolidated statements of income, comprehensive income, cash flows and changes in equity of NBC Universal, Inc. and subsidiaries (the “Predecessor Company”) for the period from January 1, 2011 to January 28, 2011 (predecessor). These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company and the Predecessor Company are not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s or the Predecessor Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2013 and 2012, the results of its operations and its cash flows for the years ended December 31, 2013 and 2012, and for the period from January 29, 2011 to December 31, 2011 (successor), and the results of the Predecessor Company’s operations and cash flows for the period from January 1, 2011 to January 28, 2011 (predecessor), in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

February 12, 2014

Comcast 2013 Annual Report on Form 10-K	146

NBCUniversal Media, LLC

Consolidated Balance Sheet

	Successor
December 31 (in millions)	2013	2012
Assets
Current Assets:
Cash and cash equivalents	$967	$5,921
Receivables, net	4,911	4,028
Programming rights	903	844
Other current assets	615	607
Total current assets	7,396	11,400
Film and television costs	4,983	5,041
Investments	884	1,266
Property and equipment, net	7,650	5,381
Goodwill	14,882	14,770
Intangible assets, net	14,857	15,420
Other noncurrent assets, net	1,087	1,184
Total assets	$51,739	$54,462
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,583	$2,348
Accrued participations and residuals	1,239	1,350
Program obligations	657	561
Deferred revenue	846	681
Accrued expenses and other current liabilities	1,465	1,288
Note payable to Comcast	799	—
Current portion of long-term debt	906	10
Total current liabilities	7,495	6,238
Long-term debt, less current portion	10,259	11,231
Accrued participations, residuals and program obligations	1,015	862
Other noncurrent liabilities	3,412	3,746
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests	231	131
Equity:
Member’s Capital	29,056	31,900
Accumulated other comprehensive income (loss)	(16)	(65)
Total NBCUniversal member’s equity	29,040	31,835
Noncontrolling interests	287	419
Total equity	29,327	32,254
Total liabilities and equity	$51,739	$54,462

See accompanying notes to consolidated financial statements.

147	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Income

	Successor			Predecessor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue	$23,650	$23,812	$19,028	$1,206
Costs and Expenses:
Programming and production	11,770	12,710	9,708	711
Other operating and administrative	4,949	4,763	4,075	307
Advertising, marketing and promotion	2,199	2,232	1,849	153
Depreciation	639	562	401	19
Amortization	772	764	712	8
	20,329	21,031	16,745	1,198
Operating income	3,321	2,781	2,283	8
Other Income (Expense):
Interest expense	(515)	(480)	(389)	(37)
Investment income (loss), net	17	27	19	4
Equity in net income (losses) of investees, net	(93)	183	262	25
Other income (expense), net	(402)	917	(129)	(29)
	(993)	647	(237)	(37)
Income (loss) before income taxes	2,328	3,428	2,046	(29)
Income tax (expense) benefit	(206)	(197)	(185)	4
Net income (loss)	2,122	3,231	1,861	(25)
Net (income) loss attributable to noncontrolling interests	(154)	(176)	(178)	2
Net income (loss) attributable to NBCUniversal	$1,968	$3,055	$1,683	$(23)

See accompanying notes to consolidated financial statements.

Comcast 2013 Annual Report on Form 10-K	148

NBCUniversal Media, LLC

Consolidated Statement of Comprehensive Income

	Successor			Predecessor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011
Net income (loss)	$2,122	$3,231	$1,861	$(25)
Employee benefit obligations, net	95	14	(64)	4
Currency translation adjustments, net	(41)	(1)	(14)	1
Other, net	(5)	—	—	(2)
Comprehensive income (loss)	2,171	3,244	1,783	(22)
Net (income) loss attributable to noncontrolling interests	(154)	(176)	(178)	2
Comprehensive income (loss) attributable to NBCUniversal	$2,017	$3,068	$1,605	$(20)

See accompanying notes to consolidated financial statements.

149	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Cash Flows

	Successor			Predecessor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011
Operating Activities
Net income (loss)	$2,122	$3,231	$1,861	$(25)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,411	1,326	1,113	27
Amortization of film and television costs	8,185	9,399	6,766	549
Noncash compensation expense	7	7	17	48
Equity in net (income) losses of investees, net	93	(183)	(262)	(25)
Cash received from investees	90	189	301
Net (gain) loss on investment activity and other	345	(1,093)	30	27
Deferred income taxes	(10)	15	27	(473)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	(752)	(643)	(357)	(675)
Change in film and television costs	(8,183)	(9,299)	(7,018)	(590)
Change in accounts payable and accrued expenses related to trade creditors	(789)	51	95	399
Change in other operating assets and liabilities	505	333	296	109
Net cash provided by (used in) operating activities	3,024	3,333	2,869	(629)
Investing Activities
Capital expenditures	(1,160)	(763)	(432)	(16)
Cash paid for intangible assets	(113)	(113)	(249)	—
Acquisitions of real estate properties	(1,705)	—	—	—
Acquisitions, net of cash acquired	(111)	(90)	(746)	—
Proceeds from sales of businesses and investments	2	3,026	117	331
Return of capital from investees	131	75	—	—
Purchases of investments	(236)	(117)	(14)	—
Other	(20)	(9)	(8)	—
Net cash provided by (used in) investing activities	(3,212)	2,009	(1,332)	315
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	(550)	550	—
Proceeds from third party borrowings	—	1,995	—	—
Repurchases and repayments of debt	(92)	(413)	(1,044)	—
Proceeds from borrowings from Comcast	799	—	250	—
Repayments of borrowings from Comcast	—	—	(250)	—
Decrease in short-term loans to GE, net	—	—	—	8,072
Dividends paid	—	—	(315)	(8,041)
Redemption Transaction distribution	(3,200)	—	—	—
Distributions to member	(1,422)	(964)	(244)	—
Repurchase of preferred stock interest	—	—	—	(332)
Distributions to noncontrolling interests	(183)	(216)	(187)	—
Settlement of Station Venture liability	(602)	—	—	—
Other	(66)	(81)	3	1
Net cash provided by (used in) financing activities	(4,766)	(229)	(1,237)	(300)
Increase (decrease) in cash and cash equivalents	(4,954)	5,113	300	(614)
Cash and cash equivalents, beginning of year	5,921	808	508	1,084
Cash and cash equivalents, end of year	$967	$5,921	$808	$470

See accompanying notes to consolidated financial statements.

Comcast 2013 Annual Report on Form 10-K	150

NBCUniversal Media, LLC

Consolidated Statements of Changes in Equity

Predecessor (in millions)	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, January 1, 2011	$—	$23,592	$320	$(13)	$(82)	$23,817
Compensation plans		48				48
Dividends declared		(7,846)	(297)			(8,143)
Other		(331)			2	(329)
Other comprehensive income (loss)				3		3
Net income (loss)			(23)		(2)	(25)
Balance, January 28, 2011	$—	$15,463	$—	$(10)	$(82)	$15,371

Successor (in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Member’s equity, remeasured at January 28, 2011	$—	$24,089	$—	$262	$24,351
Contribution of Comcast Content Business	136	4,344	—	57	4,401
Total member’s equity at January 28, 2011	136	28,433	—	319	28,752
Compensation plans		17			17
Dividends declared		(244)			(244)
Issuance of subsidiary shares to noncontrolling interests	40	89		43	132
Contributions from (distributions to) noncontrolling interests, net	(8)			(176)	(176)
Other		(180)		13	(167)
Other comprehensive income (loss)			(78)		(78)
Net income (loss)	16	1,683		162	1,845
Balance, December 31, 2011	184	29,798	(78)	361	30,081
Compensation plans		7			7
Dividends declared		(964)			(964)
Purchase of subsidiary shares from noncontrolling interests	(47)
Contributions from (distributions to) noncontrolling interests, net	(24)			(184)	(184)
Other		4		84	88
Other comprehensive income (loss)			13		13
Net income (loss)	18	3,055		158	3,213
Balance, December 31, 2012	131	31,900	(65)	419	32,254
Compensation plans		7			7
Redemption Transaction distribution		(3,200)			(3,200)
Dividends declared		(1,422)			(1,422)
Contributions from (distributions to) noncontrolling interests, net	(22)			(155)	(155)
Purchase of subsidiary shares from noncontrolling interests		(33)			(33)
Other	102	(164)		(111)	(275)
Other comprehensive income (loss)			49		49
Net income (loss)	20	1,968		134	2,102
Balance, December 31, 2013	$231	$29,056	$(16)	$287	$29,327

See accompanying notes to consolidated financial statements.

151	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

Notes to Consolidated Financial Statements

Note 1: Business and Basis of Presentation

We are one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences. In 2011, Comcast closed its transaction with General Electric Company (“GE”), in which Comcast acquired control of the businesses of NBCUniversal Media, LLC (“NBCUniversal”), and in 2013, Comcast acquired GE’s remaining 49% common equity interest in our parent NBCUniversal, LLC (“NBCUniversal Holdings”). See Note 3 for additional information on these transactions.

We present our operations as the following four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. See Note 18 for additional information on our reportable business segments.

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, and our cable television production operations.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local television stations, and our broadcast television production operations.

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. We also receive fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Basis of Presentation

The accompanying consolidated financial statements include all entities in which we have a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). Transactions between NBCUniversal and Comcast, and their consolidated subsidiaries are reflected in these consolidated financial statements and disclosed as related party transactions when material.

We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate in effect as of the balance sheet date. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). We translate revenue and expenses using average monthly exchange rates, and the related foreign currency transaction gains and losses are included in our consolidated statement of income.

As a result of the change in control of our company on January 28, 2011, Comcast applied the acquisition method of accounting with respect to the assets and liabilities of the NBCUniversal businesses it acquired (“NBCUniversal contributed business”), which were remeasured to fair value as of the date of the Joint Venture transaction. Our consolidated financial statements for periods following the close of the Joint Venture transaction are labeled “Successor” and reflect both Comcast’s basis of accounting in the new fair values of the assets and liabilities of the NBCUniversal contributed businesses and the consolidation of the Comcast Content Business at historical cost. All periods prior to the close of the Joint Venture transaction reflect the historical accounting basis in our assets and liabilities and are labeled “Predecessor.” Our consolidated finan-

Comcast 2011 Annual Report on Form 10-K	152

NBCUniversal Media, LLC

cial statements and footnotes include a black line division, which appears between the columns titled Predecessor and Successor, which signifies that the amounts shown for the periods prior to and following the Joint Venture transaction are not comparable. See Note 3 for additional information on the Joint Venture transaction.

Reclassifications

Reclassifications have been made to our consolidated financial statements for the prior years to conform to classifications used in 2013.

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

•	revenue recognition (see below)

•	film and television costs (see Note 5)

•	goodwill and intangible assets (see Note 8)

•	fair value of contractual obligations (see Note 10)

In addition, the following accounting policies are specific to the industries in which we operate:

•	capitalization and amortization of film and television costs (see Note 5)

Information on our other accounting policies or methods related to our consolidated financial statements are included, where applicable, in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Revenue Recognition

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising and the licensing of our owned programming. Our Broadcast Television segment generates revenue primarily from the sale of advertising, the licensing of our owned programming and the fees received under retransmission consent agreements. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until

153	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

the shortfall is settled, primarily by providing additional advertising time. We record revenue from the licensing of our owned programming when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the advertising time component of revenue when the advertisements are aired or viewed.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films to cable, broadcast and premium networks and digital distributors, and the sale of our owned and acquired films on both standard-definition DVDs and Blu-ray discs (together, “DVDs”) and through digital distributors. We also generate revenue from producing and licensing live stage plays and distributing filmed entertainment produced by third parties. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We record revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

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

Derivative Financial Instruments

We use derivative financial instruments to manage our exposure to the risks associated with fluctuations in foreign exchange rates and interest rates. Our objective is to manage the financial and operational exposure arising from these risks by offsetting gains and losses on the underlying exposures with gains and losses on the derivatives used to economically hedge them.

Our derivative financial instruments are recorded on our consolidated balance sheet at fair value. The impact of our derivative financial instruments on our consolidated financial statements was not material for all periods presented.

Note 3: Significant Transactions

2013

Redemption Transaction

On March 19, 2013, Comcast acquired GE’s remaining 49% common equity interest in NBCUniversal for approximately $16.7 billion (the “Redemption Transaction”). In addition to this transaction, we purchased from GE certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for $1.4 billion.

Comcast 2013 Annual Report on Form 10-K	154

NBCUniversal Media, LLC

The total consideration for these transactions consisted of $11.4 billion of cash on hand (of which we funded $4.6 billion); $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through Comcast’s commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which replaced our credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. After the close of the transaction, GE sold the interests in NBCUniversal Enterprise’s senior debt securities and preferred stock it acquired in the Redemption Transaction to unaffiliated third parties.

Following the close of the Redemption Transaction, Comcast owns 96% of NBCUniversal Holdings’ common units and NBCUniversal Enterprise owns the remaining 4%. NBCUniversal Enterprise is now a consolidated subsidiary of Comcast, but we do not have any ownership interests in NBCUniversal Enterprise. NBCUniversal Enterprise also owns all of NBCUniversal Holdings’ preferred units with a $9.4 billion aggregate liquidation preference. NBCUniversal Holdings is required to make quarterly payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of the preferred units. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a 5 year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the 30 day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the 30 day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends and adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows are, and will continue to be, the primary source of funding for the required payments and any future redemption of the NBCUniversal Holdings preferred units.

2011

Joint Venture Transaction

On January 28, 2011, Comcast and GE closed the Joint Venture transaction, which among other things, converted our company into a limited liability company that became a wholly owned subsidiary of NBCUniversal Holdings. NBCUniversal comprises the NBCUniversal contributed businesses and the Comcast Content Business. In addition to contributing the Comcast Content Business to NBCUniversal, Comcast made a cash payment to GE of $6.2 billion, which included transaction-related costs. Comcast also agreed to share with GE certain tax benefits as they are realized that relate to the form and structure of the Joint Venture transaction. These payments to GE are contingent on Comcast realizing tax benefits in the future and are accounted for as contingent consideration by Comcast.

Universal Orlando Transaction

On July 1, 2011, we acquired the remaining 50% equity interest in Universal Orlando that we did not already own for $1 billion. Following the close of the transaction, Universal Orlando is a wholly owned consolidated subsidiary, and its operations are reported in our Theme Parks segment. We recorded $982 million of goodwill in our allocation of purchase price for this transaction, which was fully allocated to our Theme Parks segment.

155	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 4: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast.

We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us.

On March 19, 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by us to Comcast under the revolving credit agreement, including accrued interest, are presented under the caption “note payable to Comcast” in our consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2013, the borrowing margin for London Interbank Offered Rate based borrowings was 1.00%.

In addition, Comcast is the counterparty to one of our contractual obligations. As of December 31, 2013, the carrying value of the liability associated with this contractual obligation was $383 million. See Note 10 for additional information on this contractual obligation.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our consolidated financial statements.

Consolidated Balance Sheet

	Successor
December 31 (in millions)	2013	2012
Transactions with Comcast and consolidated subsidiaries
Receivables, net	$228	$204
Accounts payable and accrued expenses related to trade creditors	$56	$25
Accrued expenses and other current liabilities	$37	$1
Note payable to Comcast	$799	$—
Other noncurrent liabilities	$383	$—

Consolidated Statement of Income

	Successor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
Transactions with Comcast and consolidated subsidiaries
Revenue	$1,262	$1,228	$1,025
Operating costs and expenses	$(190)	$(175)	$(72)

Distributions to NBCUniversal Holdings

In addition to the transactions above, we make distributions to NBCUniversal Holdings on a periodic basis to enable its owners to meet their obligations to pay taxes on taxable income generated by our businesses. We also make quarterly distributions to NBCUniversal Holdings to enable it to make its required quarterly pay-

Comcast 2013 Annual Report on Form 10-K	156

NBCUniversal Media, LLC

ments to NBCUniversal Enterprise at an initial annual rate of 8.25% on the $9.4 billion aggregate liquidation preference of its preferred units. These distributions are presented under the caption “distributions to member” in our consolidated statement of cash flows. Following the close of the Redemption Transaction, none of these distributions to NBCUniversal Holdings are attributable to GE.

In connection with the Redemption Transaction, we also made a distribution of $3.2 billion to NBCUniversal Holdings to fund a portion of the Redemption Transaction. This distribution is presented separately in our consolidated statement of cash flows.

Transactions with GE

Following the close of the Redemption Transaction and the subsequent sale of NBCUniversal Enterprise’s preferred stock and senior notes by GE to unaffiliated third parties in March 2013, we no longer consider GE to be a related party.

In February 2013, Comcast closed an agreement with GE, General Electric Capital Corporation (“GECC”) and LIN TV under which, among other things, we purchased a note held by Station Venture Holdings, LLC (“Station Venture”) from GECC for $602 million, which effectively settled a liability of $482 million that had been recorded in the allocation of purchase price associated with the Joint Venture transaction. Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to member’s capital. Other than the Station Venture transaction, dividend payments to GE that are included under the caption “dividends” on our consolidated statement of changes in equity and our consolidated statement of cash flows, and the transactions discussed in Note 3, the amounts related to our transactions with GE and its consolidated subsidiaries that occurred prior to the close of the Redemption Transaction were not material.

Note 5: Film and Television Costs

	Successor
December 31 (in millions)	2013	2012
Film Costs:
Released, less amortization	$1,630	$1,472
Completed, not released	70	99
In production and in development	658	1,048
	2,358	2,619
Television Costs:
Released, less amortization	1,155	1,124
In production and in development	370	334
	1,525	1,458
Programming rights, less amortization	2,003	1,808
	5,886	5,885
Less: Current portion of programming rights	903	844
Film and television costs	$4,983	$5,041

Based on our estimates of the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources (“ultimate revenue”), as of December 31, 2013, approximately $ 1.3 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released, are expected to be amortized during 2014. Approximately 85% of

157	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2016.

As of December 31, 2013, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $711 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 49% of these costs are expected to be amortized through 2016.

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expense. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes such costs in the same ratio as the associated ultimate revenue. Estimates of total revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film to movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

In determining the estimated lives and method of amortization of acquired film and television libraries, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

Upon the occurrence of an event or a change in circumstance that was known or knowable as of the balance sheet date and that indicates the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value.

We enter into arrangements with third parties to jointly finance and distribute certain of our film productions. These arrangements, which are referred to as cofinancing arrangements, can take various forms. In most cases, the arrangement involves the grant of an economic interest in a film to a third-party investor. The number of investors and the terms of these arrangements can vary, although in most cases an investor assumes full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film and, therefore, in each period we record either a charge or a benefit to programming and production expense to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period’s revenue to the estimated total remaining revenue or under the terms of the contract.

Acquired programming costs are recorded at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is an aggregation of programs broadcast

Comcast 2013 Annual Report on Form 10-K	158

NBCUniversal Media, LLC

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

Note 6: Investments

	Successor
December 31 (in millions)	2013	2012
Fair Value Method	$11	$21
Equity Method:
The Weather Channel	333	471
Hulu	187	—
Other	332	545
	852	1,016
Cost Method	21	229
Total investments	$884	$1,266

Equity Method

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies or where we hold significant partnership or LLC interests. Equity method investments are recorded at cost and are adjusted to recognize (i) our proportionate share of the investee’s net income or losses after the date of investment, (ii) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (iii) additional contributions made and dividends received, and (iv) impairments resulting from other-than-temporary declines in fair value. Gains or losses on the sale of equity method investee are recorded to other income (expense), net. If an equity method investment were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

The Weather Channel

In June 2013, we received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of our investment in The Weather Channel and included under the caption “return of capital from investees” in our consolidated statement of cash flows.

Hulu

In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, LLC (“Hulu”), which we had previously accounted for as a cost method investment. This represented an agreement to provide our first capital contribution to Hulu since Comcast acquired its interest in Hulu as part of the Joint Venture transaction, therefore we began to apply the equity method of accounting for this investment. The change in the method of accounting for this investment required us to recognize our proportionate share of Hulu’s accumulated losses from the date of the Joint Venture transaction through July 2013. Prior period financial statements have not been restated as the amounts are not material for the periods presented.

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have

159	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net. During 2013, we recorded $249 million of impairment charges to our equity method investments, which were primarily related to a regional sports cable network based in Houston, Texas.

Note 7: Property and Equipment

	Weighted-Average Original Useful Life As of December 31, 2013	Successor
December 31 (in millions)		2013	2012
Buildings and leasehold improvements	20 years	$5,239	$3,223
Furniture, fixtures and equipment	6 years	2,383	1,961
Construction in process	—	828	552
Land	—	799	728
Property and equipment, at cost		9,249	6,464
Less: Accumulated depreciation		1,599	1,083
Property and equipment, net		$7,650	$5,381

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

Acquisitions of Real Estate Properties

Real estate acquisitions for 2013 primarily included our purchase from GE of certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey. The CNBC property was previously recorded as a capital lease in our consolidated balance sheet. Other acquisitions included our purchase in September 2013 of a business whose primary asset is a property located at 10 Universal City Plaza, which is adjacent to Universal Studios in Hollywood, California. These purchases resulted in increases of $1.7 billion in property and equipment which are included, as applicable, within the captions “buildings and leasehold improvements” and “land” in the table above.

Comcast 2013 Annual Report on Form 10-K	160

NBCUniversal Media, LLC

Note 8: Goodwill and Intangible Assets

Goodwill

Successor (in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2011	$12,744	$772	$1	$1,140	$14,657
Acquisitions:
MSNBC.com	227	—	—	—	227
Other	79	—	—	—	79
Adjustments(a)	(24)	(11)	—	(158)	(193)
Balance, December 31, 2012	13,026	761	1	982	14,770
Acquisitions	39	3	—	—	42
Adjustments(a)	65	5	—	—	70
Balance, December 31, 2013	$13,130	$769	$1	$982	$14,882

(a)

Adjustments to goodwill in 2013 were primarily related to an immaterial correction to the allocation of purchase price associated with the Joint Venture transaction. Adjustments to goodwill in 2012 were primarily related to the adjustments to the allocation of purchase price associated with the Universal Orlando transaction in 2011.

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our four reportable segments. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers if the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

Intangible Assets

		Successor
		2013		2012
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2013	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-Lived Intangible Assets:
Customer relationships	19 years	$13,086	$(2,982)	$13,026	$(2,328)
Software	5 years	522	(240)	409	(164)
Other	21 years	1,511	(781)	1,507	(746)
Indefinite-Lived Intangible Assets:
Trade names		3,089		3,080
FCC licenses		652		636
Total		$18,860	$(4,003)	$18,658	$(3,238)

161	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names and FCC licenses. We assess the recoverability of our indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We evaluate the unit of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the fair value of our indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. Unless presented separately, the impairment charge is included as a component of amortization expense.

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangibles

(in millions)
2014	$771
2015	$762
2016	$739
2017	$740
2018	$734

Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships acquired in business combinations, intellectual property rights and software. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the respective agreement.

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs in intangible assets and amortize them on a straight-line basis over a period not to exceed five years. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

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

Comcast 2013 Annual Report on Form 10-K	162

NBCUniversal Media, LLC

Note 9: Long-Term Debt

Long-Term Debt Outstanding

	Weighted-Average Interest Rate as of December 31, 2013		Successor
December 31 (in millions)			2013	2012
Senior notes with maturities of 5 years or less	2.884%		2,917	2,933
Senior notes with maturities between 6 and 10 years	4.388%		4,996	3,999
Senior notes with maturities greater than 10 years	5.614%		3,205	4,203
Other, including capital lease obligations	—		47	106
Total debt	4.22	%(a)	11,165	11,241
Less: Current portion			906	10
Long-term debt			$10,259	11,231

(a)	Includes the effects of our derivative financial instruments.

As of December 31, 2013 and 2012, our debt had an estimated fair value of $11.7 billion and $12.6 billion, respectively. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Debt Maturities

(in millions)	Weighted-Average Interest Rate
2014	2.121%	$906
2015	3.597%	$1,032
2016	2.876%	$1,008
2017	6.287%	$2
2018	6.299%	$2
Thereafter	4.871%	$8,215

Debt Instruments

Revolving Credit Facility

In connection with the Redemption Transaction, on March 19, 2013, NBCUniversal Enterprise amended and restated our existing credit agreement to, among other things, substitute NBCUniversal Enterprise for us as the sole borrower to the revolving credit facility. As a result, we no longer have a revolving credit facility with third-party banks. Following the amendments to our credit agreement, our commercial paper program was terminated and we entered into a revolving credit agreement with Comcast. See Note 4 for additional information on the revolving credit agreement with Comcast.

Cross-Guarantee Structure

On March 27, 2013, we, Comcast and four of Comcast’s wholly owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of December 31, 2013, we guaranteed $31 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017, of which no amounts were outstanding as of December 31, 2013.

163	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4 billion aggregate principal amount of senior notes, $1.35 billion revolving credit facility or $725 million liquidation preference of Series A cumulative preferred stock.

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

Our financial instruments that are accounted for at fair value on a recurring basis were not material for all periods presented, except for liabilities associated with our contractual obligations. The fair values of the contractual obligations in the table below are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. As the inputs used are not quoted market prices or observable inputs, we classify these contractual obligations as Level 3 financial instruments.

The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain of our entities. The discount rates used in the measurements of fair value as of December 31, 2013 were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue, as well as the terms of the respective contracts. The fair value adjustments to contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our consolidated statement of income.

In October 2013, Comcast closed its transaction with Liberty Media Corporation (“Liberty Media”), which included, among other things, the delivery of Liberty Media shares held by Comcast in exchange for Liberty Media’s interests in one of our contractual obligations. The liability associated with this contractual obligation is now considered a related party transaction and as a result we no longer remeasure this liability to its fair value on a recurring basis.

Changes in Contractual Obligations

Successor (in millions)
Balance, December 31, 2012	$1,055
Fair value adjustments	158
Payments	(83)
Liberty Media transaction	(383)
Balance, December 31, 2013	$747

Nonrecurring Fair Value Measures

We have assets and liabilities that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimate of fair value of a production is determined using Level 3 inputs, primarily an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $167 million and $161 million were recorded in 2013 and 2012, respectively.

Comcast 2013 Annual Report on Form 10-K	164

NBCUniversal Media, LLC

Note 11: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	Successor
	Year Ended December 31, 2013		Year Ended December 31, 2012		For the Period January 29, 2011 to December 31, 2011
(in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$158	$498	$177	$546	$161	$427
Fair value of plan assets(a)	—	220	—	217	—	—
Plan funded status and recorded benefit obligation	(158)	(278)	(177)	(329)	(161)	(427)
Portion of benefit obligation not yet recognized in benefit expense	(44)	(3)	(11)	53	(13)	71
Benefits expense(b)	14	12	15	142	14	111
Discount rate	5.25%	4.5-5.25%	4.25%	3.75-4.25%	4.75%	4.75-5.25%
Expected return on plan assets	N/A	5.00%	N/A	5.00%	N/A	N/A

(a)	The fair value of the plan assets are primarily based on Level 1 inputs using quoted market prices for identical financial instruments in an active market.

(b)

We did not recognize service cost in 2013 as our pension plans were frozen. The 2012 and 2011 amounts included service costs related to our pension benefits of $134 million and $99 million, respectively.

Postretirement Benefit Plans

We have postretirement medical and life insurance plans that provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the Joint Venture transaction.

Substantially all of the employees that joined NBCUniversal from the Comcast Content Business at the close of the Joint Venture transaction participate in a postretirement healthcare stipend program (the “stipend plan”). The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount.

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities. The expense we recognize related to our postretirement benefit plans is determined using certain assumptions, including the discount rate.

Pension Plans

We sponsor various domestic qualified and nonqualified defined benefit plans for which future benefits were frozen effective December 31, 2012. We ceased to recognize service costs associated with these defined benefit plans following the date on which future benefits were frozen. The expense we recognize related to our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). In the

165	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

event of a defined benefit plan termination, we expect to fully fund and settle the plan within 180 days of approval by the Internal Revenue Service (“IRS”) and the Pension Benefit Guaranty Corporation (“PBGC”). In addition to the defined benefit plans we sponsor, we are also obligated to reimburse GE for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the close of the Joint Venture transaction.

In October 2013, we provided notice to the plan participants of our qualified pension plan of our intent to terminate our plan effective December 31, 2013. Our qualified pension plan was unfunded by $8 million as of December 31, 2013, and we will seek approval for this termination from the IRS and PBGC in 2014.

Our consolidated balance sheet also includes the assets and liabilities of certain legacy pension plans, as well as the assets and liabilities for pension plans of certain foreign subsidiaries. As of December 31, 2013 and 2012, the benefit obligations associated with these plans exceeded the value of their plan assets by $43 million and $50 million, respectively.

Other Employee Benefits

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management and nonemployee directors (each, a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participants in the plan designate one or more valuation funds, independently established funds or indices that are used to determine the amount of earnings to be credited or debited to the participant’s account.

Additionally, certain of our employees participate in Comcast’s unfunded, nonqualified deferred compensation plan. The amount of compensation deferred by each participant is based on participant elections. Participant accounts are credited with income primarily based on a fixed annual rate.

In the case of both deferred compensation plans, participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law.

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

	Successor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
Benefit obligation	$250	$163	$114
Interest expense	$18	$11	$10

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2013, 2012 and for the period January 29, 2011 to December 31, 2011, expenses related to these plans totaled $152 million, $85 million and $70 million, respectively.

Multiemployer Benefit Plans

We also participate in various multiemployer pension and other postretirement benefit plans that cover some of our employees and temporary employees who are represented by labor unions. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and

Comcast 2013 Annual Report on Form 10-K	166

NBCUniversal Media, LLC

laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant, and the largest plans in which we participate are funded at a level of 80% or greater. In 2013, 2012 and for the period January 29, 2011 to December 31, 2011, the total contributions we made to multiemployer pension and other postretirement benefit plans were $66 million, $53 million and $42 million, respectively.

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

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. During 2013, 2012 and for the period January 29, 2011 to December 31, 2011, we recorded $116 million, $90 million and $89 million, respectively, of severance costs.

Note 12: Equity

NBCUniversal Holdings has caused us and will continue to cause us to make distributions or loans to NBCUniversal Holdings to meet its cash requirements. These requirements include an obligation to make distributions on a quarterly basis to enable Comcast to meet its obligations to pay taxes on taxable income generated by our businesses and quarterly payments from NBCUniversal Holdings to NBCUniversal Enterprise on the liquidation preference of its preferred units. During 2013, 2012 and the period January 29, 2011 through December 31, 2011, we made distributions to NBCUniversal Holdings of $1.4 billion, $964 million and $244 million, respectively. In addition, we also made a distribution of $3.2 billion to NBCUniversal Holdings to fund a portion of the Redemption Transaction. This distribution is presented separately on our consolidated statement of cash flows.

In the Predecessor period ended January 28, 2011, we distributed $7.4 billion to GE prior to the close of the Joint Venture transaction.

Accumulated Other Comprehensive Income (Loss)

	Successor
December 31 (in millions)	2013	2012
Deferred gains (losses) on cash flow hedges	$(5)	$—
Unrecognized gains (losses) on employee benefit obligations	45	(50)
Cumulative translation adjustments	(56)	(15)
Accumulated other comprehensive income (loss), net of deferred taxes	$(16)	$(65)

167	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 13: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

	Successor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
Stock options	$15	$15	$13
Restricted share units	42	28	18
Employee stock purchase plans	5	4	2
Total	$62	$47	$33

As of December 31, 2013, we had unrecognized pretax compensation expense of $35 million related to nonvested Comcast stock options and unrecognized pretax compensation expense of $98 million related to nonvested Comcast restricted share units (“RSUs”) that will be recognized over a weighted-average period of approximately 2.2 years and 1.7 years, respectively.

Comcast maintains share-based compensation plans that primarily consist of awards of stock options and RSUs to certain employees and directors as part of its approach to long-term incentive compensation. Awards generally vest over a period of 5 years and in the case of stock options, have a 10 year term. Additionally, through the employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

The cost associated with Comcast’s share-based compensation is based on an award’s estimated fair value at the date of grant and is recognized over the period in which any related services are provided. Comcast uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. RSUs are valued based on the closing price of Comcast Class A common stock on the date of grant and are discounted for the lack of dividends, if any, during the vesting period. The table below presents the weighted-average fair value on the date of grant of RSUs and Class A common stock options awarded under Comcast’s various plans to employees of NBCUniversal and the related weighted-average valuation assumptions.

	Successor
	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
RSUs fair value	$37.79	$27.51	$21.75
Stock options fair value	$8.86	$7.42	$6.77
Stock Option Valuation Assumptions:
Dividend yield	1.9%	2.2%	1.8%
Expected volatility	25.2%	29.0%	28.5%
Risk-free interest rate	1.3%	1.7%	2.6%
Expected option life (in years)	7.0	7.0	7.0

Comcast 2013 Annual Report on Form 10-K	168

NBCUniversal Media, LLC

Note 14: Income Taxes

Components of Income Tax Expense

	Successor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011
Foreign
Current income tax expense	$77	$69	$53
Deferred income tax expense	(16)	16	29
Withholding tax expense	123	103	100
U.S. domestic tax expense	22	9	3
Income tax expense	$206	$197	$185

We are a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries are not expected to incur any significant current or deferred U.S. domestic income taxes. Our tax liability is comprised primarily of withholding tax on foreign licensing activity and income taxes on foreign earnings. As a result of our tax status, the deferred tax assets and liabilities included in our consolidated balance sheet at December 31, 2013 and 2012 were not material.

In jurisdictions in which we are subject to income taxes, we base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities available in the jurisdictions in which we operate. We recognize deferred tax assets and liabilities when there are temporary differences between the financial reporting basis and tax basis of our assets and liabilities and for the expected benefits of using net operating loss carryforwards. When a change in the tax rate or tax law has an impact on deferred taxes, we apply the change based on the years in which the temporary differences are expected to reverse. We record the change in our consolidated financial statements in the period of enactment.

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

Uncertain Tax Positions

We retain liabilities for uncertain tax positions where we are the tax filer of record. GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the close of the Joint Venture transaction, including indemnification of uncertain tax positions relating to filings made prior to the close of the Joint Venture transaction. The liabilities for uncertain tax positions included in our consolidated balance sheet were not material as of December 31, 2013 and 2012.

Various domestic and foreign taxing authorities are examining our tax returns through 2012. The majority of the periods under examination relate to tax years 2004 and forward. All periods prior to January 28, 2011 that are subject to audit are covered by the indemnification from GE or Comcast.

169	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 15: Supplemental Financial Information

Receivables

	Successor
December 31 (in millions)	2013	2012
Receivables, gross	$5,348	$4,381
Less: Allowance for returns and customer incentives	372	307
Less: Allowance for doubtful accounts	65	46
Receivables, net	$4,911	$4,028

In addition to the amounts in the table above, noncurrent receivables of $488 million and $641 million, as of December 31, 2013 and 2012, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Cash Payments for Interest and Income Taxes

	Successor			Predecessor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011
Interest	$462	$461	$444	$1
Income taxes	$205	$169	$161	$493

Other Cash Flow Information

As of January 28, 2011 (in millions)
Cash and cash equivalents at end of Predecessor period	$470
Comcast Content Business contributed cash balances	38
Cash and cash equivalents at beginning of Successor period	$508

Noncash Investing and Financing Activities

During 2013:

•	we acquired $306 million of property and equipment and intangible assets that were accrued but unpaid

During 2012:

•	we entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

For the period January 28, 2011 through December 31, 2011:

•	Comcast contributed the Comcast Content Business to NBCUniversal as part of the Joint Venture transaction (see Note 3 for additional information on the Joint Venture transaction)

•

the fair value of our previously held equity interest in Universal Orlando was accounted for as noncash consideration in the application of acquisition accounting for the Universal Orlando transaction (see Note 3 for additional information on the Universal Orlando transaction)

•	we acquired $339 million of intellectual property rights that were accrued and unpaid

Comcast 2013 Annual Report on Form 10-K	170

NBCUniversal Media, LLC

Note 16: Receivables Monetization

In December 2013, we terminated the programs under which we monetized certain of our accounts receivable with a syndicate of banks. In connection with these terminations, we remitted final payments to the third-party banks that totaled $1.442 billion (the “termination payments”) in order to acquire $1.078 billion of accounts receivables that had been monetized and remained uncollected as of the date of the terminations and settle $364 million of cash receipts that we had collected and had not yet remitted to the banks. The termination payments are included within net cash provided by operating activities in our consolidated statement of cash flows.

Prior to the terminations, we accounted for receivables monetized through these programs as sales in accordance with the appropriate accounting guidance. We received deferred consideration from the assets sold in the form of a receivable, which was funded by residual cash flows after the senior interests had been fully paid. As of December 31, 2012, the deferred consideration was included in receivables, net at its initial fair value, which reflects the net cash flows we expected to receive related to those interests.

Receivables Monetized and Deferred Consideration

Successor
December 31 (in millions)	2012
Monetized receivables sold	$791
Deferred consideration	$274

In addition to the amounts presented above, we had $882 million payable to our monetization programs as of December 31, 2012. These amounts represented cash receipts that were not yet remitted to the monetization programs and were recorded to accounts payable and accrued expenses related to trade creditors.

The net cash payments on transfers that are included within net cash provided by operating activities in our consolidated statement of cash flows were $86 million and $237 million in 2012 and 2011, respectively. The receivables monetization programs did not have a material effect on our consolidated statement of income for the periods presented.

Note 17: Commitments and Contingencies

Commitments

We enter into long-term commitments with third parties in the ordinary course of our business, including commitments to acquire film and television programming, creative talent and employment agreements, and various other television-related commitments. Many of our employees, including writers, directors, actors, technical and production personnel, and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2013, the total number of full-time, part-time and hourly employees on our payroll covered by collective bargaining agreements was 7,200 full-time equivalent employees. Of this total, approximately 19% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2014.

171	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space and equipment under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the future Olympic Games through 2020, Sunday Night Football on NBC through the 2022-23 season, and other programming commitments, as well as our various contracts with creative talent and employment agreements.

As of December 31, 2013 (in millions)	Programming and Talent Commitments	Operating Leases
2014	$4,876	$164
2015	$3,182	$133
2016	$4,035	$117
2017	$2,755	$107
2018	$3,672	$92
Thereafter	$20,522	$365

The table below presents our rent expense charged to operations.

	Successor			Predecessor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011
Rent expense	$250	$317	$267	$18

Note 18: Financial Data by Business Segment

We present our operations in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. Our financial data by reportable business segment is presented in the tables below.

Successor (in millions)	Revenue(e)(g)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2013
Cable Networks	$9,201	$3,501	$734	$2,767	$67	$29,413
Broadcast Television	7,120	345	98	247	65	6,723
Filmed Entertainment	5,452	483	15	468	9	3,549
Theme Parks	2,235	1,004	300	704	580	6,608
Headquarters and Other(c)	31	(588)	264	(852)	439	6,002
Eliminations(d)	(389)	(13)	—	(13)	—	(556)
Total	$23,650	$4,732	$1,411	$3,321	$1,160	$51,739

Comcast 2013 Annual Report on Form 10-K	172

NBCUniversal Media, LLC

Successor (in millions)	Revenue(e)(g)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2012
Cable Networks	$8,727	$3,303	$735	$2,568	$150	$29,636
Broadcast Television(a)	8,200	358	97	261	65	6,414
Filmed Entertainment	5,159	79	16	63	7	3,769
Theme Parks	2,085	953	268	685	272	6,266
Headquarters and Other(c)	43	(603)	210	(813)	269	8,938
Eliminations(d)	(402)	17	—	17	—	(561)
Total	$23,812	$4,107	$1,326	$2,781	$763	$54,462

Successor (in millions)	Revenue(e)(g)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
For the Period January 29, 2011 to December 31, 2011
Cable Networks	$7,829	$3,133	$694	$2,439	$46
Broadcast Television	5,982	124	85	39	61
Filmed Entertainment	4,239	27	19	8	6
Theme Parks(b)	1,874	830	201	629	154
Headquarters and Other(c)	45	(484)	114	(598)	165
Eliminations(d)	(941)	(234)	—	(234)	—
Total	$19,028	$3,396	$1,113	$2,283	$432

Predecessor (in millions)	Revenue(e)(g)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
For the Period January 1, 2011 to January 28, 2011
Cable Networks	$385	$145	$3	$142	$1
Broadcast Television	468	(18)	6	(24)	1
Filmed Entertainment	353	1	2	(1)	1
Theme Parks(b)	115	37	14	23	9
Headquarters and Other(c)	5	(99)	2	(101)	4
Eliminations(d)	(120)	(31)	—	(31)	—
Total	$1,206	$35	$27	$8	$16

(a)

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

(b)

For the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through June 30, 2011, our Theme Parks segment included the results of operations for Universal Orlando to reflect our measure of operating performance for our Theme Parks segment.

173	Comcast 2013 Annual Report on Form 10-K

NBCUniversal Media, LLC

(c)	Headquarters and Other activities includes costs associated with overhead, allocations, personnel costs and corporate initiatives.

(d)

Eliminations for the periods January 1, 2011 through January 28, 2011 and January 29, 2011 through June 30, 2011 included the eliminations of the results of operations for Universal Orlando for these periods. These results were not included in our consolidated results of operations because we recorded Universal Orlando as an equity method investment during those periods.

Also included in Eliminations are transactions that our segments enter into with one another, which consisted primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segments to our Cable Networks segment.

(e)	No single customer accounted for a significant amount of revenue in any period.

(f)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in connection with the Joint Venture transaction and other business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

(g)	We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

	Successor			Predecessor
(in millions)	Year Ended December 31, 2013	Year Ended December 31, 2012	For the Period January 29, 2011 to December 31, 2011	For the Period January 1, 2011 to January 28, 2011
Revenue:
United States	$18,887	$19,348	$14,927	$935
Foreign	$4,763	$4,464	$4,101	$271

Comcast 2013 Annual Report on Form 10-K	174

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2013 and 2012, and for each of the three years in the period ended December 31, 2013, and the Company’s internal control over financial reporting as of December 31, 2013, and have issued our report thereon dated February 12, 2014; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 12, 2014

175	Comcast 2013 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the accompanying consolidated balance sheets of NBCUniversal Media, LLC and subsidiaries (the “Company”), as of December 31, 2013 and 2012, the related consolidated statements of income, comprehensive income, cash flows and changes in equity for the years ended December 31, 2013 and 2012, and for the period from January 29, 2011 to December 31, 2011 (successor), and the consolidated statements of income, comprehensive income, cash flows and changes in equity of NBC Universal, Inc. and subsidiaries (the “Predecessor Company”) for the period from January 1, 2011 to January 28, 2011 (predecessor), and have issued our report thereon dated February 12, 2014; such financial statements and report are included elsewhere in this Form 10-K. Our audits also included the financial statement schedule of the Company listed in Item 15 for the years ended December 31, 2013 and 2012, and the period ended December 31, 2011 (successor). This financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits.

In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 12, 2014

Comcast 2013 Annual Report on Form 10-K	176

Comcast Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

Year ended December 31, 2013, 2012 and 2011

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Year
2013
Allowance for doubtful accounts	$198	$317	$294	$221
Allowance for returns and customer incentives	307	528	460	375
Valuation allowance on deferred tax assets	355	71	21	405
2012
Allowance for doubtful accounts	$202	$293	$297	$198
Allowance for returns and customer incentives	425	599	717	307
Valuation allowance on deferred tax assets	297	61	3	355
2011
Allowance for doubtful accounts	$173	$306	$277	$202
Allowance for returns and customer incentives	—	536	111	425
Valuation allowance on deferred tax assets	207	103	13	297

NBCUniversal Media, LLC

Schedule II – Valuation and Qualifying Accounts

(in millions)	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions from Reserves	Balance at End of Period
Successor
Year ended December 31, 2013
Allowance for doubtful accounts	$46	$33	$14	$65
Allowance for returns and customer incentives	307	525	460	372
Valuation allowance on deferred tax assets	73	8	21	60
Year ended December 31, 2012
Allowance for doubtful accounts	$34	$19	$7	$46
Allowance for returns and customer incentives	425	599	717	307
Valuation allowance on deferred tax assets	53	23	3	73
Period January 29, 2011 through December 31, 2011
Allowance for doubtful accounts	$7	$35	$8	$34
Allowance for returns and customer incentives	—	536	111	425
Valuation allowance on deferred tax assets	57	9	13	53

177	Comcast 2013 Annual Report on Form 10-K