Form 10-Q
period 2014-03-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2014-04-22
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2014

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION	27-0000798
PENNSYLVANIA One Comcast Center Philadelphia, PA 19103-2838 (215) 286-1700

333-174175	NBCUNIVERSAL MEDIA, LLC	14-1682529
DELAWARE 30 Rockefeller Plaza New York, NY 10112-0015 (212) 664-4444

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

As of March 31, 2014, there were 2,146,295,093 shares of Comcast Corporation Class A common stock, 444,064,771 shares of Comcast Corporation Class A Special common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date: Not applicable for NBCUniversal Media, LLC.

NBCUniversal Media, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed separately by Comcast Corporation (“Comcast”) and NBCUniversal Media, LLC (“NBCUniversal”). Comcast owns all of the common equity interests in NBCUniversal, and NBCUniversal meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its information within this Form 10-Q with the reduced disclosure format. Each of Comcast and NBCUniversal is filing on its own behalf the information contained in this report that relates to itself, and neither company makes any representation as to information relating to the other company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast Corporation as “Comcast;” Comcast and its consolidated subsidiaries, including NBCUniversal and its consolidated subsidiaries, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its consolidated subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2014. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new technologies may adversely affect our businesses

•	our businesses depend on keeping pace with technological developments

•	programming expenses for our video services are increasing, which could adversely affect our businesses

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	weak economic conditions may have a negative impact on our businesses

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our businesses

•

NBCUniversal’s success depends on consumer acceptance of its content, which is difficult to predict, and its businesses may be adversely affected if its content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase

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

•

acquisitions and other strategic transactions, including the proposed transaction with Time Warner Cable, present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$3,054	$1,718
Investments	2,389	3,573
Receivables, net	6,151	6,376
Programming rights	863	928
Other current assets	1,586	1,480
Total current assets	14,043	14,075
Film and television costs	5,058	4,994
Investments	3,090	3,770
Property and equipment, net of accumulated depreciation of $43,381 and $42,574	29,588	29,840
Franchise rights	59,364	59,364
Goodwill	27,103	27,098
Other intangible assets, net of accumulated amortization of $9,141 and $8,874	17,145	17,329
Other noncurrent assets, net	2,382	2,343
Total assets	$157,773	$158,813

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,534	$5,528
Accrued participations and residuals	1,256	1,239
Deferred revenue	776	898
Accrued expenses and other current liabilities	7,418	7,967
Current portion of long-term debt	2,819	3,280
Total current liabilities	17,803	18,912
Long-term debt, less current portion	44,581	44,567
Deferred income taxes	31,595	31,935
Other noncurrent liabilities	11,109	11,384
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,053	957
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,511,755,843 and 2,503,535,883; outstanding, 2,146,295,093 and 2,138,075,133	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 514,999,535 and 529,964,944; outstanding, 444,064,771 and 459,030,180	5	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,985	38,890
Retained earnings	19,737	19,235
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	33	56
Total Comcast Corporation shareholders’ equity	51,268	50,694
Noncontrolling interests	364	364
Total equity	51,632	51,058
Total liabilities and equity	$157,773	$158,813

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2014	2013
Revenue	$17,408	$15,310
Costs and Expenses:
Programming and production	5,908	4,663
Other operating and administrative	4,752	4,466
Advertising, marketing and promotion	1,210	1,147
Depreciation	1,569	1,566
Amortization	401	401
	13,840	12,243
Operating income	3,568	3,067
Other Income (Expense):
Interest expense	(642)	(653)
Investment income (loss), net	113	72
Equity in net income (losses) of investees, net	32	11
Other income (expense), net	(15)	73
	(512)	(497)
Income before income taxes	3,056	2,570
Income tax expense	(1,118)	(925)
Net income	1,938	1,645
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(67)	(208)
Net income attributable to Comcast Corporation	$1,871	$1,437

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.72	$0.55
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.71	$0.54
Dividends declared per common share	$0.225	$0.195

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2014	2013
Net income	$1,938	$1,645
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(17) and $(12)	30	20
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $1 and $21	(2)	(36)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $30 and $12	(50)	(23)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $2 and $(27)	(3)	46
Employee benefit obligations, net of deferred taxes of $— and $(1)	—	1
Currency translation adjustments, net of deferred taxes of $(1) and $5	2	(17)
Comprehensive income	1,915	1,636
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(67)	(208)
Other comprehensive (income) loss attributable to noncontrolling interests	—	9
Comprehensive income attributable to Comcast Corporation	$1,848	$1,437

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2014	2013
Net cash provided by (used in) operating activities	$4,486	$4,369
Investing Activities
Capital expenditures	(1,448)	(1,361)
Cash paid for intangible assets	(217)	(182)
Acquisitions and construction of real estate properties	—	(1,311)
Proceeds from sales of businesses and investments	300	74
Purchases of investments	(37)	(88)
Other	(103)	105
Net cash provided by (used in) investing activities	(1,505)	(2,763)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(364)	491
Proceeds from borrowings	2,187	2,933
Repurchases and repayments of debt	(2,260)	(1,811)
Repurchases and retirements of common stock	(750)	(500)
Dividends paid	(508)	(429)
Issuances of common stock	20	13
Purchase of NBCUniversal noncontrolling common equity interest	—	(10,747)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(66)	(49)
Settlement of Station Venture liability	—	(602)
Other	96	(17)
Net cash provided by (used in) financing activities	(1,645)	(10,718)
Increase (decrease) in cash and cash equivalents	1,336	(9,112)
Cash and cash equivalents, beginning of period	1,718	10,951
Cash and cash equivalents, end of period	$3,054	$1,839

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2013	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796
Stock compensation plans					146	(125)				21
Repurchases and retirements of common stock					(152)	(348)				(500)
Employee stock purchase plans					22					22
Dividends declared						(514)				(514)
Other comprehensive income (loss)	(9)
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,482)			(26)		(1,508)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(9)								(31)	(31)
Other	(4)				(124)				3	(121)
Net income (loss)	159					1,437			49	1,486
Balance, March 31, 2013	$854	$25	$6	$—	$38,957	$16,730	$(7,517)	$(11)	$461	$48,651
Balance, January 1, 2014	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058
Stock compensation plans					242	(206)				36
Repurchases and retirements of common stock					(172)	(578)				(750)
Employee stock purchase plans					26					26
Dividends declared						(585)				(585)
Other comprehensive income (loss)								(23)		(23)
Issuance of subsidiary shares to noncontrolling interests	82
Contributions from (distributions to) noncontrolling interests, net	(5)								(37)	(37)
Other	(5)				(1)				(6)	(7)
Net income (loss)	24					1,871			43	1,914
Balance, March 31, 2014	$1,053	$25	$5	$—	$38,985	$19,737	$(7,517)	$33	$364	$51,632

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Note 2: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended March 31
	2014			2013
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,871	2,603	$0.72	$1,437	2,634	$0.55
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		42			41
Diluted EPS attributable to Comcast Corporation shareholders	$1,871	2,645	$0.71	$1,437	2,675	$0.54

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

Diluted EPS for the three months ended March 31, 2014 and 2013 excludes 2 million of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect.

Note 3: Significant Transactions

Time Warner Cable Transaction

On February 12, 2014, we entered into an agreement and plan of merger with Time Warner Cable Inc. (“Time Warner Cable”). As a result of this agreement, we will acquire 100% of Time Warner Cable’s outstanding shares of common stock in exchange for shares of our Class A common stock. Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the

Comcast Corporation

transaction, 2.875 shares of our Class A common stock. Time Warner Cable stockholders will then own approximately 23% of our common stock, estimated based on the number of shares outstanding as of the date of the agreement. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until the closing date. Following the close of the transaction, Time Warner Cable will be our wholly owned subsidiary. The transaction remains subject to shareholder approval at both companies, regulatory review and other customary conditions and is expected to close by the end of 2014.

Note 4: Film and Television Costs

(in millions)	March 31, 2014	December 31, 2013
Film Costs:
Released, less amortization	$1,480	$1,630
Completed, not released	40	70
In production and in development	865	658
	2,385	2,358
Television Costs:
Released, less amortization	1,169	1,155
In production and in development	363	370
	1,532	1,525
Programming rights, less amortization	2,004	2,039
	5,921	5,922
Less: Current portion of programming rights	863	928
Film and television costs	$5,058	$4,994

Note 5: Investments

(in millions)	March 31, 2014	December 31, 2013
Fair Value Method	$2,448	$4,345
Equity Method:
The Weather Channel	331	333
Hulu	191	187
Other	496	469
	1,018	989
Cost Method:
AirTouch	1,556	1,553
Other	457	456
	2,013	2,009
Total investments	5,479	7,343
Less: Current investments	2,389	3,573
Noncurrent investments	$3,090	$3,770

Comcast Corporation

Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2014	2013
Gains on sales and exchanges of investments, net	$83	$35
Investment impairment losses	(5)	(9)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	(113)	605
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	117	(602)
Interest and dividend income	28	30
Other, net	3	13
Investment income (loss), net	$113	$72

Fair Value Method

As of March 31, 2014, the majority of our fair value method investments were equity securities held as collateral that were related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

(in millions)	March 31, 2014	December 31, 2013
Assets:
Fair value equity securities held as collateral	$2,164	$3,959
Liabilities:
Obligations under prepaid forward sale agreements	$463	$811
Derivative component of prepaid forward sale agreements	1,501	2,800
Total liabilities	$1,964	$3,611

During the three months ended March 31, 2014, we settled $1.5 billion of obligations under certain of our prepaid forward sale agreements by delivering equity securities. As of March 31, 2014, our remaining prepaid forward sale obligations had an estimated fair value of $2 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Cost Method

AirTouch

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of March 31, 2014, the estimated fair values of the AirTouch preferred stock and the associated liability related to the redeemable preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 6: Long-Term Debt

As of March 31, 2014, our debt had a carrying value of $47.4 billion and an estimated fair value of $52.5 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings and Repayments

In February 2014, we issued $1.2 billion aggregate principal amount of 3.60% senior notes due 2024 and $1 billion aggregate principal amount of 4.75% senior notes due 2044. The proceeds from this offering were used for working capital and general corporate purposes, including the repayment of a portion of our outstanding commercial paper and our $900 million aggregate principal amount of 2.10% senior notes in April 2014 at maturity.

Comcast Corporation

In January 2014, we repaid at maturity $1 billion aggregate principal amount of 5.30% senior notes due 2014. In February 2014, we repaid $1.25 billion of borrowings outstanding under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility with the proceeds from $990 million of borrowings under its new commercial paper program and cash on hand.

Revolving Credit Facilities

As of March 31, 2014, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and outstanding letters of credit, totaled $6.3 billion, which included $360 million available under NBCUniversal Enterprise’s credit facility.

Commercial Paper Program

In February 2014, NBCUniversal Enterprise entered into a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s existing $1.35 billion revolving credit facility due March 2018. The commercial paper program is fully and unconditionally guaranteed by us and our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”). As of March 31, 2014, NBCUniversal Enterprise had $990 million face amount of commercial paper outstanding.

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

Recurring Fair Value Measures

	Fair Value as of
	March 31, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$2,168	$—	$—	$2,168	$3,956
Available-for-sale securities	151	117	11	279	389
Interest rate swap agreements	—	101	—	101	110
Other	—	74	1	75	81
Total	$2,319	$292	$12	$2,623	$4,536

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$1,515	$—	$1,515	$2,816
Contractual obligation	—	—	761	761	747
Contingent consideration	—	—	677	677	684
Other	—	17	—	17	16
Total	$—	$1,532	$1,438	$2,970	$4,263

Comcast Corporation

Fair Value of Redeemable Subsidiary Preferred Stock Financial Instrument

As of March 31, 2014, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $750 million. The estimated fair value is based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Contractual Obligation and Contingent Consideration

The fair values of the contractual obligation and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain NBCUniversal businesses, which are related to our contractual obligation, and future net tax benefits that will affect payments to GE, which are related to contingent consideration. The discount rates used in the measurements of fair value were between 5% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligation and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligation and Contingent Consideration

(in millions)	Contractual Obligation	Contingent Consideration
Balance, December 31, 2013	$747	$684
Fair value adjustments	27	7
Payments	(13)	(14)
Balance, March 31, 2014	$761	$677

Note 8: Share-Based Compensation

Our share-based compensation primarily consists of awards of stock options and RSUs to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2014, we granted 16.4 million stock options and 5.4 million RSUs related to our annual management awards. The weighted-average fair values associated with these grants were $11.09 per stock option and $46.57 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2014	2013
Stock options	$36	$32
Restricted share units	48	38
Employee stock purchase plans	6	6
Total	$90	$76

As of March 31, 2014, we had unrecognized pretax compensation expense of $428 million and $575 million related to nonvested stock options and nonvested RSUs, respectively.

Comcast Corporation

Note 9: Supplemental Financial Information

Receivables

(in millions)	March 31, 2014	December 31, 2013
Receivables, gross	$6,645	$6,972
Less: Allowance for returns and customer incentives	285	375
Less: Allowance for doubtful accounts	209	221
Receivables, net	$6,151	$6,376

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2014	March 31, 2013
Unrealized gains (losses) on marketable securities	$47	$180
Deferred gains (losses) on cash flow hedges	(50)	(57)
Unrecognized gains (losses) on employee benefit obligations	71	(109)
Cumulative translation adjustments	(35)	(25)
Accumulated other comprehensive income (loss), net of deferred taxes	$33	$(11)

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2014	2013
Net income	$1,938	$1,645
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,970	1,967
Amortization of film and television costs	2,876	1,972
Share-based compensation	119	102
Noncash interest expense (income), net	42	42
Equity in net (income) losses of investees, net	(32)	(11)
Cash received from investees	18	23
Net (gain) loss on investment activity and other	(59)	(132)
Deferred income taxes	(226)	(373)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	195	465
Change in film and television costs	(2,722)	(1,577)
Change in accounts payable and accrued expenses related to trade creditors	82	(281)
Change in other operating assets and liabilities	285	527
Net cash provided by operating activities	$4,486	$4,369

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2014	2013
Interest	$623	$617
Income taxes	$186	$461

Comcast Corporation

Noncash Investing and Financing Activities

During the three months ended March 31, 2014:

•	we acquired $741 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $585 million for a quarterly cash dividend of $0.225 per common share paid in April 2014

•	we used $1.5 billion of equity securities to settle our obligations under prepaid forward sale agreements

Note 10: Commitments and Contingencies

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit. The matter has been returned to the District Court for action consistent with the Supreme Court’s opinion. In August 2013, the plaintiffs in the Philadelphia Cluster case moved to certify a new, smaller class. The District Court denied our September 2013 motion to strike the plaintiffs’ motion on procedural grounds. In April 2014, the District Court granted our unopposed motion to de-certify the Chicago class and the plaintiffs’ unopposed motion to amend the Pennsylvania case so as to dismiss claims relating to the Chicago cluster.

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

Comcast Corporation

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

•	Cable Networks: Consists primarily of our national cable networks, our regional sports networks, our international cable networks and our cable television production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, and our broadcast television production operations.

•	Filmed Entertainment: Consists primarily of the studio operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

Comcast Corporation

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2014
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,757	$4,400	$1,584	$2,816	$1,145
NBCUniversal
Cable Networks(b)	2,505	895	189	706	11
Broadcast Television	2,621	122	27	95	11
Filmed Entertainment(b)	1,351	288	5	283	1
Theme Parks	487	170	69	101	144
Headquarters and Other(c)	2	(163)	75	(238)	124
Eliminations(d)	(90)	(1)	—	(1)	—
NBCUniversal	6,876	1,311	365	946	291
Corporate and Other	174	(153)	21	(174)	12
Eliminations(d)	(399)	(20)	—	(20)	—
Comcast Consolidated	$17,408	$5,538	$1,970	$3,568	$1,448

	Three Months Ended March 31, 2013
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,217	$4,219	$1,608	$2,611	$1,094
NBCUniversal
Cable Networks(b)	2,225	859	184	675	24
Broadcast Television	1,517	(35)	25	(60)	8
Filmed Entertainment(b)	1,216	69	4	65	2
Theme Parks	462	173	72	101	138
Headquarters and Other(c)	9	(112)	59	(171)	91
Eliminations(d)	(89)	(1)	—	(1)	—
NBCUniversal	5,340	953	344	609	263
Corporate and Other	162	(83)	15	(98)	4
Eliminations(d)	(409)	(55)	—	(55)	—
Comcast Consolidated	$15,310	$5,034	$1,967	$3,067	$1,361

(a)	For the three months ended March 31, 2014 and 2013, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended March 31
	2014	2013
Residential:
Video	48.1%	50.0%
High-speed Internet	25.6%	24.7%
Voice	8.5%	8.8%
Business services	8.5%	7.2%
Advertising	4.8%	4.8%
Other	4.5%	4.5%
Total	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For the three months ended March 31, 2014 and 2013, 2.8% and 2.9%, respectively, of Cable Communications revenue was derived from franchise and other regulatory fees.

Comcast Corporation

(b)

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted. The change in presentation resulted in the reclassification of $195 million of goodwill from our Cable Networks segment to our Filmed Entertainment segment.

(c)	NBCUniversal Headquarters and Other activities includes costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(d)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

(f)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Comcast Corporation

Note 12: Condensed Consolidating Financial Information

Comcast Corporation (“Comcast Parent”), our cable guarantors and NBCUniversal Media, LLC (referred to as “NBCUniversal Media Parent” in the tables below) have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Parent and the cable guarantors also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion aggregate principal amount of senior notes, its $1.35 billion credit facility due March 2018 and the associated commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, credit facility or commercial paper program.

Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither the cable guarantors nor NBCUniversal Media Parent guarantee the Comcast Holdings ZONES due October 2029. None of Comcast Parent, the cable guarantors nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$506	$2,548	$—	$3,054
Investments	—	—	—	—	—	2,389	—	2,389
Receivables, net	—	—	—	—	—	6,151	—	6,151
Programming rights	—	—	—	—	—	863	—	863
Other current assets	229	—	—	—	29	1,328	—	1,586
Total current assets	229	—	—	—	535	13,279	—	14,043
Film and television costs	—	—	—	—	—	5,058	—	5,058
Investments	21	—	—	—	378	2,691	—	3,090
Investments in and amounts due from subsidiaries eliminated upon consolidation	80,474	99,606	105,083	55,737	41,042	87,497	(469,439)	—
Property and equipment, net	213	—	—	—	—	29,375	—	29,588
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,103	—	27,103
Other intangible assets, net	10	—	—	—	—	17,135	—	17,145
Other noncurrent assets, net	1,114	145	—	—	101	1,937	(915)	2,382
Total assets	$82,061	$99,751	$105,083	$55,737	$42,056	$243,439	$(470,354)	$157,773

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$7	$—	$—	$—	$—	$5,527	$—	$5,534
Accrued participations and residuals	—	—	—	—	—	1,256	—	1,256
Accrued expenses and other current liabilities	1,430	266	318	21	398	5,761	—	8,194
Current portion of long-term debt	900	—	—	—	902	1,017	—	2,819
Total current liabilities	2,337	266	318	21	1,300	13,561	—	17,803
Long-term debt, less current portion	26,455	130	1,827	1,504	10,232	4,433	—	44,581
Deferred income taxes	—	758	—	—	58	31,553	(774)	31,595
Other noncurrent liabilities	2,001	—	—	—	937	8,312	(141)	11,109
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,053	—	1,053
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	51,238	98,597	102,938	54,212	29,529	184,163	(469,439)	51,238
Total Comcast Corporation shareholders’ equity	51,268	98,597	102,938	54,212	29,529	184,163	(469,439)	51,268
Noncontrolling interests	—	—	—	—	—	364	—	364
Total equity	51,268	98,597	102,938	54,212	29,529	184,527	(469,439)	51,632
Total liabilities and equity	$82,061	$99,751	$105,083	$55,737	$42,056	$243,439	$(470,354)	$157,773

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$336	$1,382	$—	$1,718
Investments	—	—	—	—	—	3,573	—	3,573
Receivables, net	—	—	—	—	—	6,376	—	6,376
Programming rights	—	—	—	—	—	928	—	928
Other current assets	237	—	—	—	35	1,208	—	1,480
Total current assets	237	—	—	—	371	13,467	—	14,075
Film and television costs	—	—	—	—	—	4,994	—	4,994
Investments	11	—	—	—	374	3,385	—	3,770
Investments in and amounts due from subsidiaries eliminated upon consolidation	79,956	97,429	102,673	54,724	40,644	85,164	(460,590)	—
Property and equipment, net	220	—	—	—	—	29,620	—	29,840
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,098	—	27,098
Other intangible assets, net	11	—	—	—	—	17,318	—	17,329
Other noncurrent assets, net	1,078	145	—	—	103	1,899	(882)	2,343
Total assets	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$5,520	$—	$5,528
Accrued participations and residuals	—	—	—	—	—	1,239	—	1,239
Accrued expenses and other current liabilities	1,371	266	180	47	323	6,678	—	8,865
Current portion of long-term debt	2,351	—	—	—	903	26	—	3,280
Total current liabilities	3,730	266	180	47	1,226	13,463	—	18,912
Long-term debt, less current portion	25,170	132	1,827	1,505	10,236	5,697	—	44,567
Deferred income taxes	—	777	—	—	59	31,840	(741)	31,935
Other noncurrent liabilities	1,919	—	—	—	931	8,675	(141)	11,384
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	957	—	957
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	50,664	96,399	100,666	53,172	29,040	181,313	(460,590)	50,664
Total Comcast Corporation shareholders’ equity	50,694	96,399	100,666	53,172	29,040	181,313	(460,590)	50,694
Noncontrolling interests	—	—	—	—	—	364	—	364
Total equity	50,694	96,399	100,666	53,172	29,040	181,677	(460,590)	51,058
Total liabilities and equity	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$17,408	$—	$17,408
Management fee revenue	230	—	223	141	—	—	(594)	—
	230	—	223	141	—	17,408	(594)	17,408
Costs and Expenses:
Programming and production	—	—	—	—	—	5,908	—	5,908
Other operating and administrative	93	—	223	141	257	4,632	(594)	4,752
Advertising, marketing and promotion	—	—	—	—	—	1,210	—	1,210
Depreciation	7	—	—	—	—	1,562	—	1,569
Amortization	1	—	—	—	—	400	—	401
	101	—	223	141	257	13,712	(594)	13,840
Operating income (loss)	129	—	—	—	(257)	3,696	—	3,568
Other Income (Expense):
Interest expense	(387)	(3)	(45)	(29)	(124)	(54)	—	(642)
Investment income (loss), net	1	3	—	—	1	108	—	113
Equity in net income (losses) of investees, net	2,038	2,267	2,165	1,511	1,071	714	(9,734)	32
Other income (expense), net	—	—	—	—	(4)	(11)	—	(15)
	1,652	2,267	2,120	1,482	944	757	(9,734)	(512)
Income (loss) before income taxes	1,781	2,267	2,120	1,482	687	4,453	(9,734)	3,056
Income tax (expense) benefit	90	—	16	10	(5)	(1,229)	—	(1,118)
Net income (loss)	1,871	2,267	2,136	1,492	682	3,224	(9,734)	1,938
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(67)	—	(67)
Net income (loss) attributable to Comcast Corporation	$1,871	$2,267	$2,136	$1,492	$682	$3,157	$(9,734)	$1,871
Comprehensive income (loss) attributable to Comcast Corporation	$1,848	$2,269	$2,138	$1,493	$685	$3,134	$(9,719)	$1,848

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$15,310	$—	$15,310
Management fee revenue	218	—	212	133	—	—	(563)	—
	218	—	212	133	—	15,310	(563)	15,310
Costs and Expenses:
Programming and production	—	—	—	—	—	4,663	—	4,663
Other operating and administrative	98	—	212	133	225	4,361	(563)	4,466
Advertising, marketing and promotion	—	—	—	—	—	1,147	—	1,147
Depreciation	7	—	—	—	—	1,559	—	1,566
Amortization	1	—	—	—	—	400	—	401
	106	—	212	133	225	12,130	(563)	12,243
Operating income (loss)	112	—	—	—	(225)	3,180	—	3,067
Other Income (Expense):
Interest expense	(376)	(3)	(78)	(33)	(120)	(43)	—	(653)
Investment income (loss), net	1	(3)	—	—	(4)	78	—	72
Equity in net income
(losses) of investees, net	1,608	1,742	1,763	1,262	709	366	(7,439)	11
Other income (expense), net	(1)	—	—	—	—	74	—	73
	1,232	1,736	1,685	1,229	585	475	(7,439)	(497)
Income (loss) before income taxes	1,344	1,736	1,685	1,229	360	3,655	(7,439)	2,570
Income tax (expense) benefit	93	2	27	11	(5)	(1,053)	—	(925)
Net income (loss)	1,437	1,738	1,712	1,240	355	2,602	(7,439)	1,645
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(208)	—	(208)
Net income (loss)attributable to Comcast Corporation	$1,437	$1,738	$1,712	$1,240	$355	$2,394	$(7,439)	$1,437
Comprehensive income (loss) attributable to Comcast Corporation	$1,437	$1,738	$1,714	$1,240	$333	$2,407	$(7,432)	$1,437

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(96)	$(2)	$110	$(47)	$(306)	$4,827	$—	$4,486
Investing Activities
Net transactions with affiliates	1,370	2	(110)	47	483	(1,792)	—	—
Capital expenditures	—	—	—	—	—	(1,448)	—	(1,448)
Cash paid for intangible assets	—	—	—	—	—	(217)	—	(217)
Acquisitions and construction of real estate properties	—	—	—	—	—	—	—	—
Proceeds from sales of businesses and investments	—	—	—	—	—	300	—	300
Purchases of investments	(10)	—	—	—	(6)	(21)	—	(37)
Other	—	—	—	—	—	(103)	—	(103)
Net cash provided by (used in) investing activities	1,360	2	(110)	47	477	(3,281)	—	(1,505)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	—	986	—	(364)
Proceeds from borrowings	2,184	—	—	—	—	3	—	2,187
Repurchases and repayments of debt	(1,000)	—	—	—	(1)	(1,259)	—	(2,260)
Repurchases and retirements of common stock	(750)	—	—	—	—	—	—	(750)
Dividends paid	(508)	—	—	—	—	—	—	(508)
Issuances of common stock	20	—	—	—	—	—	—	20
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(66)	—	(66)
Other	140	—	—	—	—	(44)	—	96
Net cash provided by (used in) financing activities	(1,264)	—	—	—	(1)	(380)	—	(1,645)
Increase (decrease) in cash and cash equivalents	—	—	—	—	170	1,166	—	1,336
Cash and cash equivalents, beginning of period	—	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of period	$—	—	—	—	506	2,548	—	3,054

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non-Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(112)	$3	$49	$(53)	$(227)	$4,709	$—	$4,369
Investing Activities
Net transactions with affiliates	(2,480)	(6)	1,665	53	(1,251)	2,019	—	—
Capital expenditures	—	—	—	—	—	(1,361)	—	(1,361)
Cash paid for intangible assets	—	—	—	—	—	(182)	—	(182)
Acquisitions and construction of real estate properties	—	—	—	—	—	(1,311)	—	(1,311)
Proceeds from sales of businesses and investments	—	—	—	—	—	74	—	74
Purchases of investments	—	—	—	—	(1)	(87)	—	(88)
Other	—	3	—	—	(10)	112	—	105
Net cash provided by (used in) investing activities	(2,480)	(3)	1,665	53	(1,262)	(736)	—	(2,763)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	500	—	—	—	—	(9)	—	491
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(1,714)	—	(87)	(10)	—	(1,811)
Repurchases and retirements of common stock	(500)	—	—	—	—	—	—	(500)
Dividends paid	(429)	—	—	—	—	—	—	(429)
Issuances of common stock	13	—	—	—	—	—	—	13
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,547)	—	(10,747)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(49)	—	(49)
Settlement of Station Venture liability	—	—	—	—	—	(602)	—	(602)
Other	75	—	—	—	(40)	(52)	—	(17)
Net cash provided by (used in) financing activities	2,592	—	(1,714)	—	(3,327)	(8,269)	—	(10,718)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,816)	(4,296)	—	(9,112)
Cash and cash equivalents, beginning of period	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of period	$—	$—	$—	$—	$313	$1,526	$—	$1,839

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

Cable Communications Segment

Comcast Cable is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar and other services to small and medium-sized businesses. As of March 31, 2014, our cable systems served 22.6 million video customers, 21.1 million high-speed Internet customers and 10.9 million voice customers and passed more than 54 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the three months ended March 31, 2014, our Cable Communications segment generated 62% of our consolidated revenue and 79% of our operating income before depreciation and amortization.

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

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports networks, various international cable networks, and our cable television production operations. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, the sale of advertising on our cable networks and related digital media properties, and the licensing of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, and our broadcast television production operations. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, the licensing of our owned programming, and fees received under retransmission consent agreements.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. We also develop, produce and license live stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, the licensing of our owned and acquired films through various distribution platforms, and the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, and from various digital media properties.

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

Time Warner Cable Transaction

On February 12, 2014, we entered into an agreement and plan of merger with Time Warner Cable Inc. (“Time Warner Cable”). As a result of this agreement, we will acquire 100% of Time Warner Cable’s outstanding shares of common stock in exchange for shares of our Class A common stock. Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the transaction, 2.875 shares of our Class A common stock. Time Warner Cable stockholders will then own approximately 23% of our common stock, estimated based on the number of shares outstanding as of the date of the agreement. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until the closing date. Following the close of the transaction, Time Warner Cable will be our wholly owned subsidiary. The transaction remains subject to shareholder approval at both companies, regulatory review and other customary conditions and is expected to close by the end of 2014.

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

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Newer services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve, including some services that charge a nominal or no fee for such programming. These services and devices may potentially negatively affect demand for our video services, as well as demand for our cable network, broadcast television and filmed entertainment content, as the number of entertainment choices available to consumers increases and as video programming is more reliably delivered over the Internet and more easily viewed via the Internet on televisions. Wireless services and devices also continues to evolve allowing consumers to access information, entertainment and communication services, which could negatively impact demand for our cable services, including for our voice services as people substitute mobile phones for landline phones. In addition, delayed viewing and advertising skipping have become more common as the penetration of digital video recorders (“DVRs”) and similar products has increased and as content has become increasingly available via video-on-demand services and Internet sources, which may have a negative impact on our advertising revenue.

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

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. This generally results in a reduction in net customer additions in the second calendar quarter and increased net customer additions in the third and fourth quarters of each year.

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclicality, with a benefit in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Our Cable Networks and Broadcast Television segments revenue and operating costs and expenses are also cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue generally increases in the period of these broadcasts from increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.

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

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013
Revenue	$17,408	$15,310	13.7%
Costs and Expenses:
Programming and production	5,908	4,663	26.7
Other operating and administrative	4,752	4,466	6.4
Advertising, marketing and promotion	1,210	1,147	5.5
Depreciation	1,569	1,566	0.2
Amortization	401	401	(0.2)
Operating income	3,568	3,067	16.3
Other income (expense) items, net	(512)	(497)	3.1
Income before income taxes	3,056	2,570	18.9
Income tax expense	(1,118)	(925)	20.8
Net income	1,938	1,645	17.8
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(67)	(208)	(67.9)
Net income attributable to Comcast Corporation	$1,871	$1,437	30.2%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Consolidated Revenue

All of our reportable business segments accounted for the increase in consolidated revenue for the three months ended March 31, 2014. The increase in revenue in our Cable Networks and Broadcast Television segments was primarily due to improved performance and our broadcast of the 2014 Sochi Olympics. Excluding $1.1 billion of revenue associated with the broadcast of the 2014 Sochi Olympics, consolidated revenue increased 6.5% for the three months ended March 31, 2014. Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.”

Consolidated Costs and Expenses

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for substantially all of the increase in consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) for the three months ended March 31, 2014. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.”

Consolidated depreciation and amortization remained flat for the three months ended March 31, 2014 compared to the same period in 2013.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with GAAP, in the business segment footnote to our condensed consolidated financial statements (see Note 11 to Comcast’s condensed consolidated financial statements and Note 9 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities or other measures of performance or liquidity we have reported in accordance with GAAP.

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Residential:
Video	$5,178	$5,113	$65	1.3%
High-speed Internet	2,750	2,523	227	9.0
Voice	920	900	20	2.1
Business services	917	741	176	23.9
Advertising	519	488	31	6.2
Other	473	452	21	4.8
Total revenue	10,757	10,217	540	5.3
Operating costs and expenses
Programming	2,452	2,253	199	8.8
Technical and product support	1,377	1,320	57	4.3
Customer service	548	521	27	5.2
Franchise and other regulatory fees	321	308	13	4.2
Advertising, marketing and promotion	704	669	35	5.2
Other	955	927	28	3.1
Total operating costs and expenses	6,357	5,998	359	6.0
Operating income before depreciation and amortization	$4,400	$4,219	$181	4.3%

Beginning in 2014, our Cable Communications segment revised its methodology for counting customers related to how we count and report customers who reside in multiple dwelling units (“MDUs”) that are billed under bulk contracts (the “billable customers method”). For MDUs whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition (“HD”) or DVR services, we now count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is now counted as a single customer. Previously, we had counted and reported these customers on an equivalent billing unit basis by dividing monthly revenue received under an MDU’s bulk contract by the standard monthly residential rate where the MDU was located (the “EBU method”). We believe the billable customers method is consistent with the methodology used by other companies in our industry, including Time Warner Cable, to count and report customers.

The tables below present customer metrics using the billable customers method. Because the differences in the number of customers using the billable customers method and the EBU method for high-speed Internet and voice customers were not material, high-speed Internet and voice customers metrics as of and for the three months ended March 31, 2013 are presented using the EBU method.

Customer Metrics—Billable Customers Method

	Total Customers		Net Additional Customers
	March 31	March 31	Three Months Ended
(in thousands)	2014	2013	March 31, 2014	March 31, 2013
Video customers	22,601	22,819	24	(25)
High-speed Internet customers	21,068	19,799	383	433
Voice customers	10,865	10,166	142	211
Total customer relationships	26,800	26,596	124
Single product customers	8,605	9,206	(147)
Double product customers	8,656	8,568	116
Triple product customers	9,539	8,821	155

Customer data includes residential and business customers. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services and are presented based on actual amounts. Single product, double product and triple product customers represent customers that subscribe to one, two or three of our cable services, respectively.

Cable Communications Segment—Revenue

Our Cable Communications segment leverages our existing cable distribution system to grow revenue by, among other things, adding new customers, encouraging existing customers to add additional or higher-tier services, and growing other services such as our business services offerings and our home security and automation services. We offer our cable services in bundles and often provide promotional incentives. We seek to balance promotional offers and rate increases with their expected effects on the number of customers and overall revenue.

Video

Video revenue increased 1.3% for the three months ended March 31, 2014 compared to the same period in 2013. An increase in the number of customers receiving additional and higher levels of video service and rate adjustments accounted for an increase in revenue of 2.8%. As of March 31, 2014, the number of customers who subscribed to our advanced services, which are HD and DVR services, increased 4.6% to 12.6 million customers compared to the same period in 2013. The increase in revenue was partially offset by fewer residential video customers compared to the prior year period. These decreases were primarily due to competitive pressures in our service areas from phone and satellite competitors and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 9.0% for the three months ended March 31, 2014 compared to the same period in 2013. An increase in the number of residential customers receiving our high-speed Internet service accounted for an increase in revenue of 6.0%. The remaining increase in revenue for the three months ended March 31, 2014 was primarily due to higher rates from customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue increased 2.1% for the three months ended March 31, 2014 compared to the same period in 2013. An increase in the number of residential customers receiving our services through our discounted bundled offerings accounted for an increase in revenue of 6.4% for the three months ended March 31, 2014. This increase was partially offset by the impact of the allocation of voice revenue for our bundled customers because revenue attributable to voice services represents a lower proportion of the bundled rate. The amounts allocated to voice revenue in the bundled rate have decreased because video and high-speed Internet rates have increased, while voice rates have remained relatively flat.

Business Services

Business services revenue increased 23.9% for the three months ended March 31, 2014 compared to the same period in 2013. The increase was primarily due to a higher number of business customers receiving our cable services. The remaining increase was primarily due to continued growth in the number of medium-sized business customers, including those receiving our Ethernet network and cellular backhaul services. During the three months ended March 31, 2014, our medium- sized business customers represented 22% of total business services revenue. We believe the increase in business customers is primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue increased 6.2% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in political advertising revenue, as well as an increase in revenue primarily in our core national and local advertising markets.

Other

Other revenue increased 4.8% for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in franchise and other regulatory fees and in revenue from other services, including our home security and automation services.

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

Programming costs increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in programming license fees, including retransmission consent fees and sports programming costs, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

Technical and product support expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to expenses related to customer fulfillment activities, expenses related to the development, delivery and support of our products and services, continued growth in our products, and weather related expenses.

Customer service expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in total labor costs associated with increases in customer service activity. The increases in customer service activity were primarily due to increases in the number of customers as well as sales and related support activity associated with the continued deployment of enhanced services and devices, including our X1 platform and wireless gateways, and continued growth in business services.

Franchise and other regulatory fees increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in residential and business services revenue.

Advertising, marketing and promotion expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in other administrative costs and costs related to advertising sales activities.

NBCUniversal Segments Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Cable Networks	$2,505	$2,225	$280	12.6%
Broadcast Television	2,621	1,517	1,104	72.8
Filmed Entertainment	1,351	1,216	135	11.1
Theme Parks	487	462	25	5.4
Headquarters, other and eliminations	(88)	(80)	(8)	NM
Total revenue	$6,876	$5,340	$1,536	28.8%
Operating Income (Loss) Before Depreciation and Amortization
Cable Networks	$895	$859	$36	4.2%
Broadcast Television	122	(35)	157	NM
Filmed Entertainment	288	69	219	319.1
Theme Parks	170	173	(3)	(1.5)
Headquarters, other and eliminations	(164)	(113)	(51)	(46.1)
Total operating income (loss) before depreciation and amortization	$1,311	$953	$358	37.6%

Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Distribution	$1,473	$1,241	$232	18.6%
Advertising	896	828	68	8.2
Content licensing and other	136	156	(20)	(12.3)
Total revenue	2,505	2,225	280	12.6
Operating costs and expenses
Programming and production	1,187	908	279	30.7
Other operating and administrative	303	338	(35)	(10.3)
Advertising, marketing and promotion	120	120	—	0.2
Total operating costs and expenses	1,610	1,366	244	17.9
Operating income before depreciation and amortization	$895	$859	$36	4.2%

Cable Networks Segment—Revenue

Cable Networks revenue increased for the three months ended March 31, 2014 compared to the same period in 2013 due to increases in distribution revenue and advertising revenue. The increase in distribution revenue was primarily due to the 2014 Sochi Olympics and increases in the contractual rates charged under distribution agreements. Advertising revenue increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to higher advertising revenue associated with the 2014 Sochi Olympics. Advertising revenue was also affected by higher prices and an increase in the volume of advertising units sold, offset by continuing declines in audience ratings at some of our networks. Excluding $257 million of revenue associated with the 2014 Sochi Olympics, Cable Networks segment revenue increased 1.0%.

For the three months ended March 31, 2014 and 2013, 12% and 14%, respectively, of the revenue from our Cable Networks segment was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in programming and production costs, which was partially offset by a decrease in other operating and administrative expenses. The increase in programming and production costs was primarily due to the 2014 Sochi Olympics and other sports programming rights costs, and our continued investment in original programming at certain of our cable networks. The decrease in other operating and administrative costs was primarily due to a decrease in employee-related costs and the absence of Fandango in the current year period.

Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Advertising	$1,833	$952	$881	92.5%
Content licensing	496	397	99	24.7
Other	292	168	124	74.5
Total revenue	2,621	1,517	1,104	72.8
Operating costs and expenses
Programming and production	2,028	1,160	868	74.9
Other operating and administrative	323	292	31	10.4
Advertising, marketing and promotion	148	100	48	47.4
Total operating costs and expenses	2,499	1,552	947	61.0
Operating income (loss) before depreciation and amortization	$122	$(35)	$157	NM

Broadcast Television Segment—Revenue

Broadcast Television revenue increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in advertising revenue associated with our broadcast of the 2014 Sochi Olympics in the current year period, as well as increases in content licensing and other revenue. Excluding $846 million of revenue associated with the 2014 Sochi Olympics, Broadcast Television revenue increased 17% primarily due to higher advertising revenue related to an increase in audience ratings. The increase in content licensing revenue was primarily due to the timing of a licensing agreement related to certain of our programming. The increase in other revenue was primarily due to fees recognized under our retransmission consent agreements and other revenue associated with the 2014 Sochi Olympics.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 due to higher programming and production costs associated with our broadcast of the 2014 Sochi Olympics in the current year period.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Theatrical	$376	$313	$63	20.0%
Content licensing	465	438	27	6.1
Home entertainment	351	371	(20)	(5.4)
Other	159	94	65	70.3
Total revenue	1,351	1,216	135	11.1
Operating costs and expenses
Programming and production	604	698	(94)	(13.4)
Other operating and administrative	188	168	20	11.9
Advertising, marketing and promotion	271	281	(10)	(3.8)
Total operating costs and expenses	1,063	1,147	(84)	(7.3)
Operating income before depreciation and amortization	$288	$69	$219	319.1%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to increases in theatrical, other and content licensing revenue, which were partially offset by a decrease in home entertainment revenue. The increase in theatrical revenue was primarily due to the performance of our current period releases, including Ride Along and Lone Survivor and the international performance of The Wolf of Wall Street. The increase in other revenue was primarily due to the inclusion, in 2014, of Fandango, which was previously presented in our Cable Networks segment. The increase in content licensing revenue was primarily due to the timing of licensing agreements related to our film library.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to a decrease in the amortization of film costs. Operating costs and expenses for the three months ended March 31, 2013 included $66 million of expense associated with fair value adjustments to capitalized film production costs, which did not occur in the current year period.

Theme Parks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$487	$462	$25	5.4%
Operating costs and expenses	317	289	28	9.5
Operating income before depreciation and amortization	$170	$173	$(3)	(1.5)%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in per capita spending at our Hollywood and Orlando theme parks. Guest attendance at our Orlando and Hollywood theme parks has remained stable despite the effect of a shift in the timing of holidays from the first quarter of 2013 to the second quarter of 2014.

Theme Parks Segment—Operating Costs and Expenses

Theme Parks segment operating costs and expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to costs at our Orlando and Hollywood theme parks associated with additional attractions and an increase in per capita spending.

NBCUniversal Headquarters, Other and Eliminations

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to higher employee-related costs, including severance costs.

Corporate and Other Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$174	$162	$12	7.6%
Operating costs and expenses	327	245	82	33.1
Operating income (loss) before depreciation and amortization	$(153)	$(83)	$(70)	82.5%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

Other revenue increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to an increase in revenue associated with Leisure Arts, a subsidiary acquired in October 2013, as well as an increase in ticketing revenue associated with our Comcast-Spectacor business.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the cost of corporate initiatives and branding, and operating costs and expenses associated with Comcast-Spectacor.

Corporate and Other operating costs and expenses increased for the three months ended March 31, 2014 compared to the same period in 2013 primarily due to company-wide branding initiatives, including those initiatives associated with the 2014 Sochi Olympics, $17 million of transaction-related costs recorded during the three months ended March 31, 2014 associated with the Time Warner Cable transaction, and an increase in labor costs in our Comcast-Spectacor business.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended March 31
(in millions)	2014	2013
Interest expense	$(642)	$(653)
Investment income (loss), net	113	72
Equity in net income (losses) of investees, net	32	11
Other income (expense), net	(15)	73
Total	$(512)	$(497)

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2014 and 2013 are presented in a table in Note 5 to Comcast’s condensed consolidated financial statements.

Other Income (Expense), Net

The change in other income (expense), net for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to the $108 million gain recognized in the prior year period related to our sale of wireless communications spectrum licenses and a $27 million favorable settlement of a contingency related to the AT&T Broadband transaction recorded in the current year period.

Consolidated Income Tax Expense

Income tax expense for the three months ended March 31, 2014 and 2013 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, adjustments associated with uncertain tax positions and foreign income taxes. We expect our 2014 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions. It is reasonably possible that certain statutes of limitations for the years 2000 through 2006 will expire and/or judicial decisions related to litigation could be issued within the next 12 months that may result in a decrease in our effective tax rate.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decrease in net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock for the three months ended March 31, 2014 was primarily due to our acquisition of GE’s remaining 49% common equity interest in NBCUniversal Holdings in March 2013.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2014	2013
Operating income	$3,568	$3,067
Depreciation and amortization	1,970	1,967
Operating income before depreciation and amortization	5,538	5,034
Noncash share-based compensation	119	102
Changes in operating assets and liabilities	(267)	369
Cash basis operating income	5,390	5,505
Payments of interest	(623)	(617)
Payments of income taxes	(186)	(461)
Excess tax benefits under share-based compensation	(151)	(94)
Other	56	36
Net cash provided by operating activities	$4,486	$4,369

The changes in operating assets and liabilities for the three months ended March 31, 2014 compared to the same period in 2013 were primarily related to the timing of operating items associated with our broadcast of the 2014 Sochi Olympics and an increase in film and television costs.

The decrease in income tax payments for the three months ended March 31, 2014 compared to the same period in 2013 was primarily due to lower tax payments made in 2014 that related to 2013.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2014 consisted primarily of cash paid for capital expenditures and cash paid for intangible assets, which were partially offset by proceeds from the sales of businesses and investments.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2014 consisted primarily of repayments of debt, repurchases of our common stock and dividend payments.

In February 2014, we issued $1.2 billion aggregate principal amount of 3.60% senior notes due 2024 and $1 billion aggregate principal amount of 4.75% senior notes due 2044. The proceeds from this offering were used for working capital and general corporate purposes, including the repayment of a portion of our outstanding commercial paper and our $900 million aggregate principal amount of 2.10% senior notes in April 2014 at maturity.

In January 2014, we repaid at maturity $1 billion aggregate principal amount of 5.30% senior notes due 2014. In February 2014, we repaid $1.25 billion of borrowings outstanding under NBCUniversal Enterprise’s revolving credit facility with the proceeds from $990 million of borrowings under its new commercial paper program and cash on hand.

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

In February 2014, NBCUniversal Enterprise established a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s existing $1.35 billion revolving credit facility due March 2018. The commercial paper program is fully and unconditionally guaranteed by us and the cable guarantors. As of March 31, 2014, NBCUniversal Enterprise had

$990 million face amount of commercial paper outstanding. The proceeds from NBCUniversal Enterprise’s issuance of commercial paper were used to repay the $1.25 billion borrowings outstanding under its revolving credit facility.

As of March 31, 2014, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper program and undrawn letters of credit, totaled $6.3 billion, which included $360 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In January 2014, our Board of Directors increased our share repurchase authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the three months ended March 31, 2014, we repurchased 15 million shares of our Class A Special common stock for $750 million. We intend to repurchase a total of $3 billion of shares in 2014, subject to market conditions. In addition, after shareholder approval has been obtained by both Comcast and Time Warner Cable related to the merger, we intend to repurchase an additional $2.5 billion of shares during 2014, subject to market conditions.

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

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2013 Annual Report on Form 10-K.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2013 Annual Report on Form 10-K and there have been no significant changes to this information.

ITEM 4: CONTROLS AND PROCEDURES

Comcast Corporation

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of Comcast’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, Comcast’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in Comcast’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during Comcast’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Comcast’s internal control over financial reporting.

NBCUniversal Media, LLC

Conclusions regarding disclosure controls and procedures

Our principal executive and principal financial officers, after evaluating the effectiveness of NBCUniversal’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report, have concluded that, based on the evaluation of these controls and procedures required by paragraph (b) of Exchange Act Rules 13a-15 or 15d-15, NBCUniversal’s disclosure controls and procedures were effective.

Changes in internal control over financial reporting

There were no changes in NBCUniversal’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during NBCUniversal’s last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NBCUniversal’s internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 10 to Comcast’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings. There have been no material developments in the matter reported in our 2013 Annual Report on Form 10-K regarding the California Attorney General and the Alameda County, California District Attorney’s investigation of certain of our waste disposal policies, procedures and practices.

NBCUniversal Media, LLC is subject to legal proceedings and claims that arise in the ordinary course of its business. It does not expect the final disposition of any of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time consuming and costly and could injure its reputation.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s Class A Special common stock repurchases under its Board-authorized share repurchase program during the three months ended March 31, 2014.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
January 1-31, 2014	289	$52.72	—	$—	$7,500,000,000
February 1-28, 2014	4,903,055	$50.99	4,903,055	$250,000,000	$7,250,000,000
March 1-31, 2014	10,188,367	$49.72	10,062,354	$500,000,000	$6,750,000,000
Total	15,091,711	$50.13	14,965,409	$750,000,000	$6,750,000,000

(a)

In January 2014, our Board of Directors increased our share repurchase authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $2.25 billion more in repurchases during the remainder of 2014, subject to market conditions. In addition, after shareholder approval has been obtained by both Comcast and Time Warner Cable related to the merger, we intend to repurchase an additional $2.5 billion of shares during 2014, subject to market conditions.

The total number of shares purchased during the three months ended March 31, 2014 includes 126,302 shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated as of February 12, 2014 among Comcast Corporation, Time Warner Cable Inc. and Tango Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to Comcast’s Current Report filed on February 13, 2014).

2.2

Voting Agreement dated as of February 12, 2014 among Time Warner Cable Inc., Brian L. Roberts, BRCC Holdings LLC, Irrevocable Deed of Trust of Brian L. Roberts for Children and Other Issue dated June 10, 1998 and Irrevocable Deed of Trust of Ralph J. Roberts for Brian L. Roberts and Other Beneficiaries dated May 11, 1993 (incorporated by reference to Exhibit 2.2 to Comcast’s Current Report filed on February 13, 2014).

10.1*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective February 24, 2014.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on April 22, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2014, filed with the Securities and Exchange Commission on April 22, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: April 22, 2014

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: April 22, 2014

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	March 31, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,125	$967
Receivables, net	4,826	4,911
Programming rights	843	903
Other current assets	804	615
Total current assets	7,598	7,396
Film and television costs	5,048	4,983
Investments	898	884
Property and equipment, net of accumulated depreciation of $1,748 and $1,599	7,727	7,650
Goodwill	14,887	14,882
Intangible assets, net of accumulated amortization of $4,152 and $4,003	14,688	14,857
Other noncurrent assets, net	1,093	1,087
Total assets	$51,939	$51,739
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,421	$1,583
Accrued participations and residuals	1,256	1,239
Program obligations	654	657
Deferred revenue	689	846
Accrued expenses and other current liabilities	1,269	1,465
Note payable to Comcast	938	799
Current portion of long-term debt	905	906
Total current liabilities	7,132	7,495
Long-term debt, less current portion	10,255	10,259
Accrued participations, residuals and program obligations	1,055	1,015
Other noncurrent liabilities	3,362	3,412
Commitments and contingencies
Redeemable noncontrolling interests	317	231
Equity:
Member’s Capital	29,542	29,056
Accumulated other comprehensive income (loss)	(13)	(16)
Total NBCUniversal member’s equity	29,529	29,040
Noncontrolling interests	289	287
Total equity	29,818	29,327
Total liabilities and equity	$51,939	$51,739

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2014	2013
Revenue	$6,876	$5,340
Costs and Expenses:
Programming and production	3,742	2,701
Other operating and administrative	1,274	1,168
Advertising, marketing and promotion	549	518
Depreciation	162	151
Amortization	203	193
	5,930	4,731
Operating income	946	609
Other Income (Expense):
Interest expense	(129)	(129)
Investment income (loss), net	6	3
Equity in net income (losses) of investees, net	18	11
Other income (expense), net	(36)	(42)
	(141)	(157)
Income before income taxes	805	452
Income tax expense	(64)	(41)
Net income	741	411
Net (income) loss attributable to noncontrolling interests	(59)	(56)
Net income attributable to NBCUniversal	$682	$355

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2014	2013
Net income	$741	$411
Currency translation adjustments, net	3	(22)
Comprehensive income	744	389
Net (income) loss attributable to noncontrolling interests	(59)	(56)
Comprehensive income attributable to NBCUniversal	$685	$333

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2014	2013
Net cash provided by (used in) operating activities	$756	$1,105
Investing Activities
Capital expenditures	(291)	(263)
Cash paid for intangible assets	(32)	(26)
Acquisitions of real estate properties	—	(1,311)
Note receivable from Comcast	—	(400)
Purchases of investments	(7)	(37)
Other	(153)	(9)
Net cash provided by (used in) investing activities	(483)	(2,046)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	139	—
Repurchases and repayments of debt	(1)	(88)
Redemption Transaction distribution	—	(3,200)
Distributions to noncontrolling interests	(54)	(48)
Distributions to member	(195)	—
Settlement of Station Venture liability	—	(602)
Other	(4)	(39)
Net cash provided by (used in) financing activities	(115)	(3,977)
Increase (decrease) in cash and cash equivalents	158	(4,918)
Cash and cash equivalents, beginning of period	967	5,921
Cash and cash equivalents, end of period	$1,125	$1,003

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$131	$31,900	$(65)	$419	$32,254
Compensation plans		7			7
Redemption Transaction distribution		(3,200)			(3,200)
Contributions from (distributions to) noncontrolling interests, net	(9)			(39)	(39)
Other		(172)		2	(170)
Other comprehensive income (loss)			(22)		(22)
Net income (loss)	6	355		50	405
Balance, March 31, 2013	$128	$28,890	$(87)	$432	$29,235
Balance, January 1, 2014	$231	$29,056	$(16)	$287	$29,327
Dividends declared		(195)			(195)
Issuance of subsidiary shares to noncontrolling interests	82
Contributions from (distributions to) noncontrolling interests, net	(10)			(44)	(44)
Other		(1)		1
Other comprehensive income (loss)			3		3
Net income (loss)	14	682		45	727
Balance, March 31, 2014	$317	$29,542	$(13)	$289	$29,818

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States of America (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2013 Annual Report on Form 10-K.

Note 2: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast Corporation (“Comcast”).

We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us.

In 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by us to Comcast under the revolving credit agreement, including accrued interest, are presented under the caption “note payable to Comcast” in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of March 31, 2014, the borrowing margin for London Interbank Offered Rate based borrowings was 1.00%.

In addition, Comcast is the counterparty to one of our contractual obligations. As of March 31, 2014, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	March 31, 2014	December 31, 2013
Transactions with Comcast and consolidated subsidiaries
Receivables, net	$234	$228
Accounts payable and accrued expenses related to trade creditors	$43	$56
Accrued expenses and other current liabilities	$9	$37
Note payable to Comcast	$938	$799
Other noncurrent liabilities	$383	$383

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

	Three Months Ended March 31
(in millions)	2014	2013
Transactions with Comcast and consolidated subsidiaries
Revenue	$361	$352
Operating costs and expenses	$(37)	$(62)
Other income (expense)	$(9)	$—

Distributions to NBCUniversal Holdings

In addition to the transactions above, we make distributions to NBCUniversal Holdings on a periodic basis to enable its owners to meet their obligations to pay taxes on taxable income generated by our businesses. We also make quarterly distributions to NBCUniversal Holdings to enable it to make its required quarterly payments to NBCUniversal Enterprise, Inc. at an initial annual rate of 8.25% on the $9.4 billion aggregate liquidation preference of preferred units. These distributions are presented under the caption “distributions to member” in our condensed consolidated statement of cash flows.

Note 3: Film and Television Costs

(in millions)	March 31, 2014	December 31, 2013
Film Costs:
Released, less amortization	$1,480	$1,630
Completed, not released	40	70
In production and in development	865	658
	2,385	2,358
Television Costs:
Released, less amortization	1,169	1,155
In production and in development	363	370
	1,532	1,525
Programming rights, less amortization	1,974	2,003
	5,891	5,886
Less: Current portion of programming rights	843	903
Film and television costs	$5,048	$4,983

Note 4: Investments

(in millions)	March 31, 2014	December 31, 2013
Fair Value Method	$11	$11
Equity Method:
The Weather Channel	331	333
Hulu	191	187
Other	343	332
	865	852
Cost Method	22	21
Total investments	$898	$884

NBCUniversal Media, LLC

Note 5: Long-Term Debt

Senior Notes and Other Debt

As of March 31, 2014, our debt had a carrying value of $11.2 billion and an estimated fair value of $12.1 billion. The estimated fair value of our publicly traded debt is based on quoted market values for the debt. To estimate the fair value of debt for which there are no quoted market prices, we use interest rates available to us for debt with similar terms and remaining maturities.

Cross-Guarantee Structure

In 2013, we, Comcast and certain of Comcast’s 100% owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of March 31, 2014, we guaranteed $30.7 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017 of which no amounts were outstanding as of March 31, 2014.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4 billion aggregate principal amount of senior notes, $1.35 billion credit facility and associated commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.

Note 6: Fair Value Measurements

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

Our financial instruments that are accounted for at fair value on a recurring basis were not material for all periods presented, except for the liability associated with our contractual obligation. The fair value of the contractual obligation is primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. As the inputs used are not quoted market prices or observable inputs, we classify the contractual obligation as a Level 3 financial instrument.

The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain of our businesses. The discount rates used in the measurement of fair value were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contract. The fair value adjustments to the contractual obligation is sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligation

(in millions)	Contractual Obligation
Balance, December 31, 2013	$747
Fair value adjustments	27
Payments	(13)
Balance, March 31, 2014	$761

NBCUniversal Media, LLC

Note 7: Share-Based Compensation

Comcast maintains share-based compensation plans that primarily consist of awards of stock options and restricted share units (“RSUs”) to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through Comcast’s employee stock purchase plans, employees are able to purchase shares of its Class A common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2014	2013
Stock options	$3	$3
Restricted share units	13	7
Employee stock purchase plans	2	2
Total	$18	$12

Note 8: Supplemental Financial Information

Receivables

(in millions)	March 31, 2014	December 31, 2013
Receivables, gross	$5,172	$5,348
Less: Allowance for returns and customer incentives	282	372
Less: Allowance for doubtful accounts	64	65
Receivables, net	$4,826	$4,911

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2014	March 31, 2013
Deferred gains (losses) on cash flow hedges	$(6)	$—
Unrecognized gains (losses) on employee benefit obligations	46	(50)
Cumulative translation adjustments	(53)	(37)
Accumulated other comprehensive income (loss), net of deferred taxes	$(13)	$(87)

NBCUniversal Media, LLC

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2014	2013
Net income	$741	$411
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	365	344
Amortization of film and television costs	2,862	1,956
Share-based compensation	—	7
Equity in net (income) losses of investees, net	(18)	(11)
Cash received from investees	12	15
Net (gain) loss on investment activity and other	21	32
Deferred income taxes	16	(17)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Change in current and noncurrent receivables, net	55	204
Change in film and television costs	(2,714)	(1,567)
Change in accounts payable and accrued expenses related to trade creditors	(117)	(283)
Change in other operating assets and liabilities	(467)	14
Net cash provided by operating activities	$756	$1,105

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2014	2013
Interest	$36	$20
Income taxes	$53	$55

Noncash Investing and Financing Activities

During the three months ended March 31, 2014:

•	we acquired $204 million of property and equipment and intangible assets that were accrued but unpaid

Note 9: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports networks, our international cable networks and our cable television production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, and our broadcast television production operations.

•	Filmed Entertainment: Consists primarily of the studio operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando and Hollywood.

NBCUniversal Media, LLC

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$2,505	$895	$189	$706	$11
Broadcast Television	2,621	122	27	95	11
Filmed Entertainment(a)	1,351	288	5	283	1
Theme Parks	487	170	69	101	144
Headquarters and Other(b)	2	(163)	75	(238)	124
Eliminations(c)	(90)	(1)	—	(1)	—
Total	$6,876	$1,311	$365	$946	$291

	Three Months Ended March 31, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$2,225	$859	$184	$675	$24
Broadcast Television	1,517	(35)	25	(60)	8
Filmed Entertainment(a)	1,216	69	4	65	2
Theme Parks	462	173	72	101	138
Headquarters and Other(b)	9	(112)	59	(171)	91
Eliminations(c)	(89)	(1)	—	(1)	—
Total	$5,340	$953	$344	$609	$263

(a)

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our current management reporting presentation. Due to immateriality, prior period amounts have not been adjusted. The change in presentation resulted in the reclassification of $195 million of goodwill from our Cable Networks segment to our Filmed Entertainment segment.

(b)	Headquarters and Other activities include costs associated with overhead, personnel costs and headquarter initiatives.

(c)

Included in Eliminations are transactions that our segments enter into with one another, which consist primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segments to our Cable Networks segment.

(d)	No single customer accounted for a significant amount of revenue in any period.

(e)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.