Form 10-Q
period 2014-06-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2014-07-24
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2014

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION	27-0000798
PENNSYLVANIA One Comcast Center Philadelphia, PA 19103-2838 (215) 286-1700

001-36438	NBCUNIVERSAL MEDIA, LLC	14-1682529
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

As of June 30, 2014, there were 2,149,576,442 shares of Comcast Corporation Class A common stock, 429,082,218 shares of Comcast Corporation Class A Special common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

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

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2014. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

•

acquisitions and other strategic transactions, including the proposed transactions with Time Warner Cable Inc. and Charter Communications, Inc., present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$1,529	$1,718
Investments	2,325	3,573
Receivables, net	6,232	6,376
Programming rights	905	928
Other current assets	1,781	1,480
Total current assets	12,772	14,075
Film and television costs	5,208	4,994
Investments	3,072	3,770
Property and equipment, net of accumulated depreciation of $44,186 and $42,574	29,970	29,840
Franchise rights	59,364	59,364
Goodwill	27,323	27,098
Other intangible assets, net of accumulated amortization of $9,466 and $8,874	17,233	17,329
Other noncurrent assets, net	2,517	2,343
Total assets	$157,459	$158,813

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,432	$5,528
Accrued participations and residuals	1,364	1,239
Deferred revenue	847	898
Accrued expenses and other current liabilities	6,785	7,967
Current portion of long-term debt	2,947	3,280
Total current liabilities	17,375	18,912
Long-term debt, less current portion	43,602	44,567
Deferred income taxes	31,854	31,935
Other noncurrent liabilities	11,241	11,384
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,055	957
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,515,037,192 and 2,503,535,883; outstanding, 2,149,576,442 and 2,138,075,133	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 500,016,982 and 529,964,944; outstanding, 429,082,218 and 459,030,180	5	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	39,040	38,890
Retained earnings	20,432	19,235
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(14)	56
Total Comcast Corporation shareholders’ equity	51,971	50,694
Noncontrolling interests	361	364
Total equity	52,332	51,058
Total liabilities and equity	$157,459	$158,813

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2014	2013	2014	2013
Revenue	$16,844	$16,270	$34,252	$31,580
Costs and Expenses:
Programming and production	4,874	4,968	10,782	9,631
Other operating and administrative	4,924	4,570	9,676	9,036
Advertising, marketing and promotion	1,242	1,307	2,452	2,454
Depreciation	1,599	1,583	3,168	3,149
Amortization	401	407	802	808
	13,040	12,835	26,880	25,078
Operating income	3,804	3,435	7,372	6,502
Other Income (Expense):
Interest expense	(648)	(636)	(1,290)	(1,289)
Investment income (loss), net	120	13	233	85
Equity in net income (losses) of investees, net	22	23	54	34
Other income (expense), net	(39)	(43)	(54)	30
	(545)	(643)	(1,057)	(1,140)
Income before income taxes	3,259	2,792	6,315	5,362
Income tax expense	(1,234)	(1,048)	(2,352)	(1,973)
Net income	2,025	1,744	3,963	3,389
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(33)	(10)	(100)	(218)
Net income attributable to Comcast Corporation	$1,992	$1,734	$3,863	$3,171

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.77	$0.66	$1.49	$1.20
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.76	$0.65	$1.47	$1.19
Dividends declared per common share	$0.225	$0.195	$0.45	$0.39

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Net income	$2,025	$1,744	$3,963	$3,389
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(2), $(59), $(19) and $(71)	4	97	34	117
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(2), $(1), $(1) and $20	4	1	2	(35)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $28, $—, $58 and $12	(47)	—	(97)	(23)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $10, $(1), $12 and $(28)	(17)	2	(20)	48
Employee benefit obligations, net of deferred taxes of $—, $(1), $— and $(2)	(1)	2	(1)	3
Currency translation adjustments, net of deferred taxes of $(6), $9, $(7) and $14	10	(14)	12	(31)
Comprehensive income	1,978	1,832	3,893	3,468
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(33)	(10)	(100)	(218)
Other comprehensive (income) loss attributable to noncontrolling interests	—	—	—	9
Comprehensive income attributable to Comcast Corporation	$1,945	$1,822	$3,793	$3,259

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2014	2013
Net cash provided by operating activities	$7,547	$7,685
Investing Activities
Capital expenditures	(3,246)	(2,867)
Cash paid for intangible assets	(477)	(444)
Acquisitions and construction of real estate properties	(10)	(1,311)
Acquisitions, net of cash acquired	(406)	(22)
Proceeds from sales of businesses and investments	481	91
Return of capital from investees	6	146
Purchases of investments	(77)	(641)
Other	(159)	88
Net cash provided by (used in) investing activities	(3,888)	(4,960)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(343)	348
Proceeds from borrowings	2,187	2,933
Repurchases and repayments of debt	(3,163)	(2,195)
Repurchases and retirements of common stock	(1,500)	(1,000)
Dividends paid	(1,092)	(942)
Issuances of common stock	29	24
Purchase of NBCUniversal noncontrolling common equity interest	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(117)	(116)
Settlement of Station Venture liability	—	(602)
Other	151	24
Net cash provided by (used in) financing activities	(3,848)	(12,287)
Increase (decrease) in cash and cash equivalents	(189)	(9,562)
Cash and cash equivalents, beginning of period	1,718	10,951
Cash and cash equivalents, end of period	$1,529	$1,389

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2013	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796
Stock compensation plans					296	(212)				84
Repurchases and retirements of common stock					(296)	(704)				(1,000)
Employee stock purchase plans					49					49
Dividends declared						(1,026)				(1,026)
Other comprehensive income (loss)	(9)							88		88
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,482)			(26)		(1,508)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(12)								(84)	(84)
Other	(14)				(123)				(8)	(131)
Net income (loss)	171					3,171			47	3,218
Balance, June 30, 2013	$853	$25	$6	$—	$38,991	$17,509	$(7,517)	$77	$395	$49,486
Balance, January 1, 2014	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058
Stock compensation plans					442	(343)				99
Repurchases and retirements of common stock					(345)	(1,155)				(1,500)
Employee stock purchase plans					60					60
Dividends declared						(1,168)				(1,168)
Other comprehensive income (loss)								(70)		(70)
Issuance of subsidiary shares to noncontrolling interests	85								13	13
Contributions from (distributions to) noncontrolling interests, net	(8)								(74)	(74)
Other	(14)				(7)				(7)	(14)
Net income (loss)	35					3,863			65	3,928
Balance, June 30, 2014	$1,055	$25	$5	$—	$39,040	$20,432	$(7,517)	$(14)	$361	$52,332

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

We have prepared these unaudited condensed consolidated financial statements based on SEC rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

Note 2: Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to discontinued operations. The updated accounting guidance provides a narrower definition of discontinued operations than existing GAAP. The updated accounting guidance requires that only disposals of components of an entity, or groups of components, that represent a strategic shift that has or will have a material effect on the reporting entity’s operations be reported in the financial statements as discontinued operations. The updated accounting guidance also provides guidance on the financial statement presentations and disclosures of discontinued operations. The updated accounting guidance will be effective prospectively for us on January 1, 2015, with early adoption permitted in 2014.

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The updated accounting guidance will be effective for us on January 1, 2017, and early adoption is not permitted. The updated accounting guidance allows for either a full retrospective adoption or modified retrospective adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Comcast Corporation

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended June 30
	2014			2013
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,992	2,594	$0.77	$1,734	2,631	$0.66
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		34			35
Diluted EPS attributable to Comcast Corporation shareholders	$1,992	2,628	$0.76	$1,734	2,666	$0.65

	Six Months Ended June 30
	2014			2013
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$3,863	2,598	$1.49	$3,171	2,633	$1.20
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		38			39
Diluted EPS attributable to Comcast Corporation shareholders	$3,863	2,636	$1.47	$3,171	2,672	$1.19

Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method.

For the three and six months ended June 30, 2014, diluted EPS excluded 16 million and 9 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and six months ended June 30, 2013, diluted EPS excluded 18 million and 10 million, respectively, of potential common shares.

Note 4: Significant Transactions

Time Warner Cable Merger

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”). As a result of the merger agreement, we will acquire 100% of Time Warner Cable’s outstanding shares of common stock in exchange for shares of our Class A common stock (the “Time Warner Cable merger”). Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the Time Warner Cable merger, 2.875 shares of our Class A common stock. Time Warner Cable stockholders will then own approximately 23% of our common stock, an estimate based on the number of shares outstanding as of the date of the merger agreement. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until the closing date. Following the close of the Time Warner Cable merger, Time Warner Cable will be our wholly owned subsidiary. The Time Warner Cable merger remains subject to shareholder approval at both companies, regulatory review and other customary conditions. It is reasonably possible that the Time Warner Cable merger will close by the end of 2014.

Comcast Corporation

Divestiture Transactions

The terms of the merger agreement contemplate that we are prepared to divest systems serving up to approximately 3 million video customers of the combined company to reduce competitive concerns. As a result of this commitment, on April 25, 2014, we entered into a transactions agreement with Charter Communications, Inc. (“Charter”) that, if consummated, would satisfy our divestiture undertaking. Under the transactions agreement, following the close of the Time Warner Cable merger and subject to various conditions, we would divest cable systems resulting in a net disposition of approximately 3.9 million video customers through three transactions: (1) a spin-off of cable systems serving approximately 2.5 million of our video customers (the “spin-off transaction”) into a newly formed public entity (“SpinCo”), (2) an exchange of cable systems serving approximately 1.5 million Time Warner Cable video customers for cable systems serving approximately 1.7 million Charter video customers, and (3) a sale to Charter of cable systems serving approximately 1.5 million Time Warner Cable video customers for cash (collectively, the “divestiture transactions”).

In connection with the spin-off transaction and prior to the spin-off, it is expected that SpinCo will incur new debt to fund a distribution to us in the form of cash and notes, which will enable us to retire a portion of our debt. In the spin-off transaction, we will distribute common stock of SpinCo pro rata to the holders of all of our outstanding common stock, including the former Time Warner Cable stockholders who continue to hold shares through the record date of the spin-off transaction. After the spin-off transaction, a newly formed, wholly owned indirect subsidiary of Charter will merge with and into Charter with the effect that all shares of Charter will be converted into shares of a new holding company, which will survive as the publicly traded parent company of Charter (“New Charter”). New Charter will then acquire an interest in SpinCo by issuing New Charter stock in exchange for a portion of the outstanding SpinCo stock, following which Comcast shareholders, including the former Time Warner Cable stockholders, are expected to own approximately 67% of SpinCo and New Charter is expected to own approximately 33% of SpinCo.

The close of the divestiture transactions is subject to the completion of the Time Warner Cable merger, Charter stockholder approval, completion of the SpinCo financing transactions, regulatory approvals and other customary conditions. The Time Warner Cable merger and the divestiture transactions are subject to separate conditions, and the Time Warner Cable merger can be completed regardless of whether the divestiture transactions are ultimately completed.

Note 5: Film and Television Costs

(in millions)	June 30, 2014	December 31, 2013
Film Costs:
Released, less amortization	$1,356	$1,630
Completed, not released	65	70
In production and in development	1,077	658
	2,498	2,358
Television Costs:
Released, less amortization	1,165	1,155
In production and in development	361	370
	1,526	1,525
Programming rights, less amortization	2,089	2,039
	6,113	5,922
Less: Current portion of programming rights	905	928
Film and television costs	$5,208	$4,994

Comcast Corporation

Note 6: Investments

(in millions)	June 30, 2014	December 31, 2013
Fair Value Method	$2,387	$4,345
Equity Method:
The Weather Channel	331	333
Hulu	187	187
Other	486	469
	1,004	989
Cost Method:
AirTouch	1,560	1,553
Other	446	456
	2,006	2,009
Total investments	5,397	7,343
Less: Current investments	2,325	3,573
Noncurrent investments	$3,072	$3,770

Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Gains on sales and exchanges of investments, net	$90	$3	$173	$38
Investment impairment losses	(19)	(4)	(24)	(13)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	85	247	(28)	852
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(85)	(239)	32	(841)
Interest and dividend income	28	26	56	56
Other, net	21	(20)	24	(7)
Investment income (loss), net	$120	$13	$233	$85

Fair Value Method

As of June 30, 2014, the majority of our fair value method investments were equity securities held as collateral that were related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

(in millions)	June 30, 2014	December 31, 2013
Assets:
Fair value equity securities held as collateral	$2,250	$3,959
Liabilities:
Obligations under prepaid forward sale agreements	$470	$811
Derivative component of prepaid forward sale agreements	1,586	2,800
Total liabilities	$2,056	$3,611

During the six months ended June 30, 2014, we settled $1.5 billion of obligations under certain of our prepaid forward sale agreements by delivering equity securities. As of June 30, 2014, our remaining prepaid forward sale obligations had an estimated fair value of $2.1 billion. The estimated fair value is based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Comcast Corporation

Cost Method

AirTouch

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of June 30, 2014, the estimated fair values of the AirTouch preferred stock and the associated liability related to the redeemable preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Long-Term Debt

As of June 30, 2014, our debt had a carrying value of $46.5 billion and an estimated fair value of $52.6 billion. The estimated fair value of our publicly traded debt is based on Level 1 inputs using quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs using interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings and Repayments

In February 2014, we issued $1.2 billion aggregate principal amount of 3.60% senior notes due 2024 and $1 billion aggregate principal amount of 4.75% senior notes due 2044. The proceeds from this offering were used for working capital and general corporate purposes, including the repayment of a portion of our outstanding commercial paper and our $900 million aggregate principal amount of 2.10% senior notes due April 2014 at maturity.

In January 2014, we repaid at maturity $1 billion aggregate principal amount of 5.30% senior notes due 2014. In February 2014, we repaid $1.25 billion of borrowings outstanding under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility with the proceeds from $990 million of borrowings under its new commercial paper program and cash on hand.

Revolving Credit Facilities

As of June 30, 2014, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.3 billion, which included $340 million available under NBCUniversal Enterprise’s revolving credit facility.

Commercial Paper Programs

In February 2014, NBCUniversal Enterprise entered into a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s existing $1.35 billion revolving credit facility due March 2018. The commercial paper program is fully and unconditionally guaranteed by us and our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”). As of June 30, 2014, NBCUniversal Enterprise had $1 billion face amount of commercial paper outstanding.

Note 8: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). Level 1 consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market. Level 2 consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 3 consists of financial instruments whose values

Comcast Corporation

are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair Value as of
	June 30, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$2,248	$—	$—	$2,248	$3,956
Available-for-sale securities	9	119	10	138	389
Interest rate swap agreements	—	108	—	108	110
Other	—	78	1	79	81
Total	$2,257	$305	$11	$2,573	$4,536

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$1,600	$—	$1,600	$2,816
Contractual obligation	—	—	788	788	747
Contingent consideration	—	—	664	664	684
Other	—	12	—	12	16
Total	$—	$1,612	$1,452	$3,064	$4,263

Fair Value of Redeemable Subsidiary Preferred Stock Financial Instrument

As of June 30, 2014, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $759 million. The estimated fair value is based on Level 2 inputs using pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Contractual Obligation and Contingent Consideration

The estimated fair values of the contractual obligation and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain NBCUniversal businesses, which are related to our contractual obligation, and future net tax benefits that will affect payments to General Electric Company (“GE”), which are related to contingent consideration. The discount rates used in the measurements of fair value were between 5% and 13% and are based on the underlying risk associated with our estimate of future revenue, the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligation and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligation and Contingent Consideration

(in millions)	Contractual Obligation	Contingent Consideration
Balance, December 31, 2013	$747	$684
Fair value adjustments	68	16
Payments	(27)	(36)
Balance, June 30, 2014	$788	$664

Comcast Corporation

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Stock options	$47	$36	$83	$68
Restricted share units	68	48	116	86
Employee stock purchase plans	7	5	13	11
Total	$122	$89	$212	$165

As of June 30, 2014, we had unrecognized pretax compensation expense of $392 million and $529 million related to nonvested stock options and nonvested RSUs, respectively.

Note 10: Supplemental Financial Information

Receivables

(in millions)	June 30, 2014	December 31, 2013
Receivables, gross	$6,749	$6,972
Less: Allowance for returns and customer incentives	290	375
Less: Allowance for doubtful accounts	227	221
Receivables, net	$6,232	$6,376

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2014	June 30, 2013
Unrealized gains (losses) on marketable securities	$4	$277
Deferred gains (losses) on cash flow hedges	(63)	(54)
Unrecognized gains (losses) on employee benefit obligations	70	(107)
Cumulative translation adjustments	(25)	(39)
Accumulated other comprehensive income (loss), net of deferred taxes	$(14)	$77

Comcast Corporation

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2014	2013
Net income	$3,963	$3,389
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,970	3,957
Share-based compensation	266	213
Noncash interest expense (income), net	87	81
Equity in net (income) losses of investees, net	(54)	(34)
Cash received from investees	50	72
Net (gain) loss on investment activity and other	(113)	(91)
Deferred income taxes	(22)	87
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	60	58
Film and television costs, net(a)	(28)	750
Accounts payable and accrued expenses related to trade creditors	(168)	(87)
Other operating assets and liabilities	(464)	(710)
Net cash provided by operating activities	$7,547	$7,685

(a)

Comprised of additions to our film and television cost assets of $5,007 million and $3,330 million, net of film and television cost amortization of $4,979 million and $4,080 million in 2014 and 2013, respectively.

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Interest	$541	$515	$1,164	$1,132
Income taxes	$1,718	$1,761	$1,904	$2,222

Noncash Investing and Financing Activities

During the six months ended June 30, 2014:

•	we acquired $879 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $583 million for a quarterly cash dividend of $0.225 per common share paid in July 2014

•	we used $1.5 billion of equity securities to settle our obligations under prepaid forward sale agreements

Note 11: Commitments and Contingencies

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

Comcast Corporation

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit. The matter has been returned to the District Court for action consistent with the Supreme Court’s opinion. In August 2013, the plaintiffs in the Philadelphia Cluster case moved to certify a new, smaller class, which we opposed in January 2014. The parties have been discussing possible resolution of the Philadelphia Cluster case. Accordingly, in February 2014, the plaintiff filed an unopposed motion to stay the case, which the District Court granted. In April 2014, the District Court granted our unopposed motion to de-certify the Chicago Cluster class and the plaintiffs’ unopposed motion to amend the Pennsylvania case so as to dismiss claims relating to the Chicago Cluster. In April 2014, lead counsel for the Boston Cluster cases withdrew, and in June 2014, new counsel requested the Boston Cluster cases be transferred to the federal court in Boston, which we have opposed.

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

Comcast Corporation

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

	Three Months Ended June 30, 2014
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$11,029	$4,564	$1,604	$2,960	$1,493
NBCUniversal
Cable Networks(b)	2,476	914	180	734	8
Broadcast Television	1,816	240	27	213	26
Filmed Entertainment(b)	1,176	195	5	190	3
Theme Parks	615	244	73	171	158
Headquarters and Other(c)	4	(159)	85	(244)	103
Eliminations(d)	(71)	—	—	—	—
NBCUniversal	6,016	1,434	370	1,064	298
Corporate and Other	172	(182)	26	(208)	7
Eliminations(d)	(373)	(12)	—	(12)	—
Comcast Consolidated	$16,844	$5,804	$2,000	$3,804	$1,798

Comcast Corporation

	Three Months Ended June 30, 2013
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,467	$4,335	$1,623	$2,712	$1,240
NBCUniversal
Cable Networks(b)	2,413	860	182	678	24
Broadcast Television	1,732	206	26	180	9
Filmed Entertainment(b)	1,388	33	3	30	1
Theme Parks	546	231	73	158	147
Headquarters and Other(c)	9	(137)	65	(202)	79
Eliminations(d)	(93)	(2)	—	(2)	—
NBCUniversal	5,995	1,191	349	842	260
Corporate and Other	136	(119)	17	(136)	6
Eliminations(d)	(328)	18	1	17	—
Comcast Consolidated	$16,270	$5,425	$1,990	$3,435	$1,506

	Six Months Ended June 30, 2014
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$21,786	$8,964	$3,188	$5,776	$2,638
NBCUniversal
Cable Networks(b)	4,981	1,809	369	1,440	19
Broadcast Television	4,437	362	54	308	37
Filmed Entertainment(b)	2,527	483	10	473	4
Theme Parks	1,102	414	142	272	302
Headquarters and Other(c)	6	(322)	160	(482)	227
Eliminations(d)	(161)	(1)	—	(1)	—
NBCUniversal	12,892	2,745	735	2,010	589
Corporate and Other	346	(335)	47	(382)	19
Eliminations(d)	(772)	(32)	—	(32)	—
Comcast Consolidated	$34,252	$11,342	$3,970	$7,372	$3,246

	Six Months Ended June 30, 2013
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$20,684	$8,554	$3,231	$5,323	$2,334
NBCUniversal
Cable Networks(b)	4,638	1,719	366	1,353	48
Broadcast Television	3,249	171	51	120	17
Filmed Entertainment(b)	2,604	102	7	95	3
Theme Parks	1,008	404	145	259	285
Headquarters and Other(c)	18	(249)	124	(373)	170
Eliminations(d)	(182)	(3)	—	(3)	—
NBCUniversal	11,335	2,144	693	1,451	523
Corporate and Other	298	(202)	32	(234)	10
Eliminations(d)	(737)	(37)	1	(38)	—
Comcast Consolidated	$31,580	$10,459	$3,957	$6,502	$2,867

Comcast Corporation

(a)	For the three and six months ended June 30, 2014 and 2013, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013	2014	2013
Residential:
Video	47.5%	49.4%	47.8%	49.7%
High-speed Internet	25.6%	24.5%	25.6%	24.6%
Voice	8.4%	8.7%	8.5%	8.8%
Business services	8.7%	7.5%	8.6%	7.4%
Advertising	5.4%	5.3%	5.1%	5.1%
Other	4.4%	4.6%	4.4%	4.4%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For both the three and six months ended June 30, 2014, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees. For the three and six months ended June 30, 2013, 2.8% and 2.9%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees.

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

Comcast Corporation

Note 13: Condensed Consolidating Financial Information

Comcast Corporation (“Comcast Parent”), our cable guarantors and NBCUniversal Media, LLC (referred to as “NBCUniversal Media Parent” in the tables below) have fully and unconditionally guaranteed each other’s debt securities. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Parent and the cable guarantors also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion aggregate principal amount of senior notes, its $1.35 billion revolving credit facility due March 2018 and the associated commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, credit facility or commercial paper program.

Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither the cable guarantors nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, the cable guarantors nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Comcast Corporation

Condensed Consolidating Balance Sheet

June 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$307	$1,222	$—	$1,529
Investments	—	—	—	—	8	2,317	—	2,325
Receivables, net	—	—	—	—	—	6,232	—	6,232
Programming rights	—	—	—	—	—	905	—	905
Other current assets	227	—	—	—	35	1,519	—	1,781
Total current assets	227	—	—	—	350	12,195	—	12,772
Film and television costs	—	—	—	—	—	5,208	—	5,208
Investments	21	—	—	—	374	2,677	—	3,072
Investments in and amounts due from subsidiaries eliminated upon consolidation	81,329	100,649	107,347	57,057	40,511	91,705	(478,598)	—
Property and equipment, net	209	—	—	—	—	29,761	—	29,970
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,323	—	27,323
Other intangible assets, net	10	—	—	—	—	17,223	—	17,233
Other noncurrent assets, net	1,179	148	—	—	97	2,065	(972)	2,517
Total assets	$82,975	$100,797	$107,347	$57,057	$41,332	$247,521	$(479,570)	$157,459

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$11	$—	$—	$—	$—	$5,421	$—	$5,432
Accrued participations and residuals	—	—	—	—	—	1,364	—	1,364
Accrued expenses and other current liabilities	1,501	283	193	47	322	5,286	—	7,632
Current portion of long-term debt	900	—	—	—	1,011	1,036	—	2,947
Total current liabilities	2,412	283	193	47	1,333	13,107	—	17,375
Long-term debt, less current portion	26,489	132	1,827	1,502	9,220	4,432	—	43,602
Deferred income taxes	—	738	—	—	59	31,885	(828)	31,854
Other noncurrent liabilities	2,103	—	—	—	981	8,301	(144)	11,241
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,055	—	1,055
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	51,941	99,644	105,327	55,508	29,739	188,380	(478,598)	51,941
Total Comcast Corporation shareholders’ equity	51,971	99,644	105,327	55,508	29,739	188,380	(478,598)	51,971
Noncontrolling interests	—	—	—	—	—	361	—	361
Total equity	51,971	99,644	105,327	55,508	29,739	188,741	(478,598)	52,332
Total liabilities and equity	$82,975	$100,797	$107,347	$57,057	$41,332	$247,521	$(479,570)	$157,459

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$336	$1,382	$—	$1,718
Investments	—	—	—	—	—	3,573	—	3,573
Receivables, net	—	—	—	—	—	6,376	—	6,376
Programming rights	—	—	—	—	—	928	—	928
Other current assets	237	—	—	—	35	1,208	—	1,480
Total current assets	237	—	—	—	371	13,467	—	14,075
Film and television costs	—	—	—	—	—	4,994	—	4,994
Investments	11	—	—	—	374	3,385	—	3,770
Investments in and amounts due from subsidiaries eliminated upon consolidation	79,956	97,429	102,673	54,724	40,644	85,164	(460,590)	—
Property and equipment, net	220	—	—	—	—	29,620	—	29,840
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,098	—	27,098
Other intangible assets, net	11	—	—	—	—	17,318	—	17,329
Other noncurrent assets, net	1,078	145	—	—	103	1,899	(882)	2,343
Total assets	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$5,520	$—	$5,528
Accrued participations and residuals	—	—	—	—	—	1,239	—	1,239
Accrued expenses and other current liabilities	1,371	266	180	47	323	6,678	—	8,865
Current portion of long-term debt	2,351	—	—	—	903	26	—	3,280
Total current liabilities	3,730	266	180	47	1,226	13,463	—	18,912
Long-term debt, less current portion	25,170	132	1,827	1,505	10,236	5,697	—	44,567
Deferred income taxes	—	777	—	—	59	31,840	(741)	31,935
Other noncurrent liabilities	1,919	—	—	—	931	8,675	(141)	11,384
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	957	—	957
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	50,664	96,399	100,666	53,172	29,040	181,313	(460,590)	50,664
Total Comcast Corporation shareholders’ equity	50,694	96,399	100,666	53,172	29,040	181,313	(460,590)	50,694
Noncontrolling interests	—	—	—	—	—	364	—	364
Total equity	50,694	96,399	100,666	53,172	29,040	181,677	(460,590)	51,058
Total liabilities and equity	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,844	$—	$16,844
Management fee revenue	237	—	231	145	—	—	(613)	—
	237	—	231	145	—	16,844	(613)	16,844
Costs and Expenses:
Programming and production	—	—	—	—	—	4,874	—	4,874
Other operating and administrative	181	—	231	145	237	4,743	(613)	4,924
Advertising, marketing and promotion	—	—	—	—	—	1,242	—	1,242
Depreciation	8	—	—	—	—	1,591	—	1,599
Amortization	2	—	—	—	—	399	—	401
	191	—	231	145	237	12,849	(613)	13,040
Operating income (loss)	46	—	—	—	(237)	3,995	—	3,804
Other Income (Expense):
Interest expense	(400)	(3)	(44)	(30)	(125)	(46)	—	(648)
Investment income (loss), net	1	—	—	—	4	115	—	120
Equity in net income (losses) of investees, net	2,222	1,908	1,774	1,554	1,171	836	(9,443)	22
Other income (expense), net	—	—	—	—	7	(46)	—	(39)
	1,823	1,905	1,730	1,524	1,057	859	(9,443)	(545)
Income (loss) before income taxes	1,869	1,905	1,730	1,524	820	4,854	(9,443)	3,259
Income tax (expense) benefit	123	1	15	11	(6)	(1,378)	—	(1,234)
Net income (loss)	1,992	1,906	1,745	1,535	814	3,476	(9,443)	2,025
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(33)	—	(33)
Net income (loss) attributable to Comcast Corporation	$1,992	$1,906	$1,745	$1,535	$814	$3,443	$(9,443)	$1,992
Comprehensive income (loss) attributable to Comcast Corporation	$1,945	$1,912	$1,744	$1,535	$832	$3,401	$(9,424)	$1,945

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,270	$—	$16,270
Management fee revenue	225	—	219	137	—	—	(581)	—
	225	—	219	137	—	16,270	(581)	16,270
Costs and Expenses:
Programming and production	—	—	—	—	—	4,968	—	4,968
Other operating and administrative	101	—	219	137	205	4,489	(581)	4,570
Advertising, marketing and promotion	—	—	—	—	—	1,307	—	1,307
Depreciation	8	—	—	—	—	1,575	—	1,583
Amortization	2	—	—	—	—	405	—	407
	111	—	219	137	205	12,744	(581)	12,835
Operating income (loss)	114	—	—	—	(205)	3,526	—	3,435
Other Income (Expense):
Interest expense	(383)	(2)	(46)	(33)	(123)	(49)	—	(636)
Investment income (loss), net	1	6	—	—	5	1	—	13
Equity in net income (losses) of investees, net	1,910	1,909	1,835	1,349	951	646	(8,577)	23
Other income (expense), net	(1)	—	2	—	—	(44)	—	(43)
	1,527	1,913	1,791	1,316	833	554	(8,577)	(643)
Income (loss) before income taxes	1,641	1,913	1,791	1,316	628	4,080	(8,577)	2,792
Income tax (expense) benefit	93	(1)	16	12	(5)	(1,163)	—	(1,048)
Net income (loss)	1,734	1,912	1,807	1,328	623	2,917	(8,577)	1,744
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(10)	—	(10)
Net income (loss) attributable to Comcast Corporation	$1,734	$1,912	$1,807	$1,328	$623	$2,907	$(8,577)	$1,734
Comprehensive income (loss) attributable to Comcast Corporation	$1,822	$1,905	$1,808	$1,328	$599	$3,007	$(8,647)	$1,822

Comcast Corporation

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$34,252	$—	$34,252
Management fee revenue	467	—	454	286	—	—	(1,207)	—
	467	—	454	286	—	34,252	(1,207)	34,252
Costs and Expenses:
Programming and production	—	—	—	—	—	10,782	—	10,782
Other operating and administrative	274	—	454	286	494	9,375	(1,207)	9,676
Advertising, marketing and promotion	—	—	—	—	—	2,452	—	2,452
Depreciation	15	—	—	—	—	3,153	—	3,168
Amortization	3	—	—	—	—	799	—	802
	292	—	454	286	494	26,561	(1,207)	26,880
Operating income (loss)	175	—	—	—	(494)	7,691	—	7,372
Other Income (Expense):
Interest expense	(787)	(6)	(89)	(59)	(249)	(100)	—	(1,290)
Investment income (loss), net	2	3	—	—	5	223	—	233
Equity in net income (losses) of investees, net	4,260	4,175	3,939	3,065	2,242	1,550	(19,177)	54
Other income (expense), net	—	—	—	—	3	(57)	—	(54)
	3,475	4,172	3,850	3,006	2,001	1,616	(19,177)	(1,057)
Income (loss) before income taxes	3,650	4,172	3,850	3,006	1,507	9,307	(19,177)	6,315
Income tax (expense) benefit	213	1	31	21	(11)	(2,607)	—	(2,352)
Net income (loss)	3,863	4,173	3,881	3,027	1,496	6,700	(19,177)	3,963
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(100)	—	(100)
Net income (loss) attributable to Comcast Corporation	$3,863	$4,173	$3,881	$3,027	$1,496	$6,600	$(19,177)	$3,863
Comprehensive income (loss) attributable to Comcast Corporation	$3,793	$4,181	$3,882	$3,028	$1,517	$6,535	$(19,143)	$3,793

Comcast Corporation

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$31,580	$—	$31,580
Management fee revenue	443	—	431	270	—	—	(1,144)	—
	443	—	431	270	—	31,580	(1,144)	31,580
Costs and Expenses:
Programming and production	—	—	—	—	—	9,631	—	9,631
Other operating and administrative	199	—	431	270	430	8,850	(1,144)	9,036
Advertising, marketing and promotion	—	—	—	—	—	2,454	—	2,454
Depreciation	15	—	—	—	—	3,134	—	3,149
Amortization	3	—	—	—	—	805	—	808
	217	—	431	270	430	24,874	(1,144)	25,078
Operating income (loss)	226	—	—	—	(430)	6,706	—	6,502
Other Income (Expense):
Interest expense	(759)	(5)	(124)	(66)	(243)	(92)	—	(1,289)
Investment income (loss), net	2	3	—	—	1	79	—	85
Equity in net income (losses) of investees, net	3,518	3,651	3,598	2,611	1,660	1,012	(16,016)	34
Other income (expense), net	(2)	—	2	—	—	30	—	30
	2,759	3,649	3,476	2,545	1,418	1,029	(16,016)	(1,140)
Income (loss) before income taxes	2,985	3,649	3,476	2,545	988	7,735	(16,016)	5,362
Income tax (expense) benefit	186	1	43	23	(10)	(2,216)	—	(1,973)
Net income (loss)	3,171	3,650	3,519	2,568	978	5,519	(16,016)	3,389
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(218)	—	(218)
Net income (loss) attributable to Comcast Corporation	$3,171	$3,650	$3,519	$2,568	$978	$5,301	$(16,016)	$3,171
Comprehensive income (loss) attributable to Comcast Corporation	$3,259	$3,643	$3,522	$2,568	$932	$5,414	$(16,079)	$3,259

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(147)	$12	$(43)	$(41)	$(711)	$8,477	$—	$7,547
Investing Activities
Net transactions with affiliates	2,674	(12)	43	41	1,583	(4,329)	—	—
Capital expenditures	(4)	—	—	—	—	(3,242)	—	(3,246)
Cash paid for intangible assets	(2)	—	—	—	—	(475)	—	(477)
Acquisitions and construction of real estate properties	—	—	—	—	—	(10)	—	(10)
Acquisitions, net of cash acquired	—	—	—	—	—	(406)	—	(406)
Proceeds from sales of businesses and investments	—	—	—	—	2	479	—	481
Return of capital from investees	—	—	—	—	—	6	—	6
Purchases of investments	(10)	—	—	—	(6)	(61)	—	(77)
Other	—	—	—	—	4	(163)	—	(159)
Net cash provided by (used in) investing activities	2,658	(12)	43	41	1,583	(8,201)	—	(3,888)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	—	1,007	—	(343)
Proceeds from borrowings	2,184	—	—	—	—	3	—	2,187
Repurchases and repayments of debt	(1,000)	—	—	—	(901)	(1,262)	—	(3,163)
Repurchases and retirements of common stock	(1,500)	—	—	—	—	—	—	(1,500)
Dividends paid	(1,092)	—	—	—	—	—	—	(1,092)
Issuances of common stock	29	—	—	—	—	—	—	29
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(117)	—	(117)
Other	218	—	—	—	—	(67)	—	151
Net cash provided by (used in) financing activities	(2,511)	—	—	—	(901)	(436)	—	(3,848)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(29)	(160)	—	(189)
Cash and cash equivalents, beginning of period	—	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of period	$—	$—	$—	$—	$307	$1,222	$—	$1,529

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(181)	$(8)	$(120)	$(47)	$(582)	$8,623	$—	$7,685
Investing Activities
Net transactions with affiliates	(1,301)	8	2,217	47	(984)	13	—	—
Capital expenditures	(2)	—	—	—	—	(2,865)	—	(2,867)
Cash paid for intangible assets	(1)	—	—	—	—	(443)	—	(444)
Acquisitions and construction of real estate properties	—	—	—	—	—	(1,311)	—	(1,311)
Acquisitions, net of cash acquired	—	—	—	—	—	(22)	—	(22)
Proceeds from sales of businesses and investments	—	—	—	—	—	91	—	91
Return of capital from investees	—	—	—	—	128	18	—	146
Purchases of investments	(8)	—	—	—	(2)	(631)	—	(641)
Other	—	—	—	—	(10)	98	—	88
Net cash provided by (used in) investing activities	(1,312)	8	2,217	47	(868)	(5,052)	—	(4,960)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	350	—	—	—	—	(2)	—	348
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(2,097)	—	(88)	(10)	—	(2,195)
Repurchases and retirements of common stock	(1,000)	—	—	—	—	—	—	(1,000)
Dividends paid	(942)	—	—	—	—	—	—	(942)
Issuances of common stock	24	—	—	—	—	—	—	24
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,561)	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(116)	—	(116)
Settlement of Station Venture liability	—	—	—	—	—	(602)	—	(602)
Other	128	—	—	—	(40)	(64)	—	24
Net cash provided by (used in) financing activities	1,493	—	(2,097)	—	(3,328)	(8,355)	—	(12,287)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,778)	(4,784)	—	(9,562)
Cash and cash equivalents, beginning of period	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of period	$—	$—	$—	$—	$351	$1,038	$—	$1,389

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

Cable Communications Segment

Comcast Cable is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar and other services to small and medium-sized businesses. As of June 30, 2014, our cable systems served 22.5 million video customers, 21.3 million high-speed Internet customers and 11.0 million voice customers and passed more than 54 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the six months ended June 30, 2014, our Cable Communications segment generated 64% of our consolidated revenue and 79% of our operating income before depreciation and amortization.

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

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports networks, various international cable networks, and our cable television production operations. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, and from the licensing of our owned programming.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, and our broadcast television production operations. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming, and from fees received under retransmission consent agreements.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. We also develop, produce and license live stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, and from various digital media properties.

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

Significant Developments

The following are the more significant developments in our businesses during the six months ended June 30, 2014:

•	the entry into an agreement with Time Warner Cable Inc. (“Time Warner Cable”) to acquire 100% of Time Warner Cable’s outstanding shares; see “Time Warner Cable Merger” below for additional information

•

the entry into a transactions agreement with Charter Communications, Inc. (“Charter”) to divest cable systems that would result in a net disposition of approximately 3.9 million video customers; see “Divestiture Transactions” below for additional information

•	the agreement of the International Olympic Committee to extend NBCUniversal’s broadcast rights of the Olympic Games from 2022 through 2032 for $7.75 billion

Time Warner Cable Merger

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable. As a result of the merger agreement, we will acquire 100% of Time Warner Cable’s outstanding shares of common stock in exchange for shares of our Class A common stock (the “Time Warner Cable merger”). Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the Time Warner Cable merger, 2.875 shares of our Class A common stock. Time Warner Cable stockholders will then own approximately 23% of our common stock, an estimate based on the number of shares outstanding as of the date of the merger agreement. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until the closing date. Following the close of the Time Warner Cable merger, Time Warner Cable will be our wholly owned subsidiary. The Time Warner Cable merger remains subject to shareholder approval at both companies, regulatory review and other customary conditions. It is reasonably possible that the Time Warner Cable merger will close by the end of 2014.

Divestiture Transactions

The terms of the merger agreement contemplate that we are prepared to divest systems serving up to approximately 3 million video customers of the combined company to reduce competitive concerns. As a result of this commitment, on April 25, 2014, we entered into a transactions agreement with Charter Communications, Inc. (“Charter”) that, if consummated, would satisfy our divestiture undertaking. Under the transactions agreement, following the close of the Time Warner Cable merger and subject to various conditions, we would divest cable systems resulting in a net disposition of approximately 3.9 million video customers through three transactions: (1) a spin-off of cable systems serving approximately 2.5 million of our video customers (the “spin-off transaction”) into a newly formed public entity (“SpinCo”), (2) an exchange of cable systems serving approximately 1.5 million Time Warner Cable video customers for cable systems serving approximately 1.7 million Charter video customers, and (3) a sale to Charter of cable systems serving approximately 1.5 million Time Warner Cable video customers for cash (collectively, the “divestiture transactions”).

In connection with the spin-off transaction and prior to the spin-off, it is expected that SpinCo will incur new debt to fund a distribution to us in the form of cash and notes, which will enable us to retire a portion of our debt. In the spin-off transaction, we will distribute common stock of SpinCo pro rata to the holders of all of our outstanding common stock, including the former Time Warner Cable stockholders who continue to hold shares through the record date of the spin-off transaction. After the spin-off transaction, a newly formed, wholly owned indirect subsidiary of Charter will merge with and into Charter with the effect that all shares of Charter will be converted into shares of a new holding company, which will survive as the publicly traded parent company of Charter (“New Charter”). New Charter will then acquire an interest in SpinCo by issuing New Charter stock in exchange for a portion of the outstanding SpinCo stock, following which Comcast shareholders, including the former Time Warner Cable stockholders, are expected to own approximately 67% of SpinCo and New Charter is expected to own approximately 33% of SpinCo.

The close of the divestiture transactions is subject to the completion of the Time Warner Cable merger, Charter stockholder approval, completion of the SpinCo financing transactions, regulatory approvals and other customary conditions. The Time Warner Cable merger and the divestiture transactions are subject to separate conditions, and the Time Warner Cable merger can be completed regardless of whether the divestiture transactions are ultimately completed.

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

Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all our service areas, and phone companies, which overlap almost 50% of our service areas and are continuing to expand their fiber-based networks. We also compete with other providers of traditional cable services. All of these companies typically offer features, pricing and packaging for services comparable to our cable services.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating these businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Newer services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve, including some services that charge a nominal or no fee for such programming. These services and devices may potentially negatively affect demand for our video services, as well as demand for our cable network, broadcast television and filmed entertainment content, as the number of entertainment choices available to consumers increases and as video programming is more reliably delivered over the Internet and more easily viewed via the Internet on televisions. Wireless services and devices also continue to evolve that allow consumers to access information, entertainment and communication services, which could negatively impact demand for our cable services, including for our voice services as people substitute mobile phones for landline phones. In addition, delayed viewing and advertising skipping have become more common as the penetration of digital video recorders (“DVRs”) and similar products has increased and as content has become increasingly available via video-on-demand services and Internet sources, which may have a negative impact on our advertising revenue.

In our Cable Communications segment, we believe that adding more content and delivering it on an increasing variety of platforms will assist in attracting and retaining customers for our cable services. We are also launching new technology initiatives, such as our X1 platform, Cloud DVR and deploying new wireless gateway devices, to further enhance our video and high-speed Internet services. In our NBCUniversal segments, to compete for consumers of our content and for customers at our theme parks, we have invested, and will continue to invest, substantial amounts in acquiring content and producing original content for our cable networks and broadcast television networks, including the acquisition of sports rights, and will continue to invest in our film productions and in the development of new theme park attractions.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. This generally results in a reduction in net customer additions in the second calendar quarter and an increase in net customer additions in the third and fourth quarters of each year.

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

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013		2014	2013
Revenue	$16,844	$16,270	3.5%	$34,252	$31,580	8.5%
Costs and Expenses:
Programming and production	4,874	4,968	(1.9)	10,782	9,631	12.0
Other operating and administrative	4,924	4,570	7.8	9,676	9,036	7.1
Advertising, marketing and promotion	1,242	1,307	(5.0)	2,452	2,454	(0.1)
Depreciation	1,599	1,583	0.9	3,168	3,149	0.6
Amortization	401	407	(1.2)	802	808	(0.7)
Operating income	3,804	3,435	10.7	7,372	6,502	13.4
Other income (expense) items, net	(545)	(643)	(15.3)	(1,057)	(1,140)	(7.3)
Income before income taxes	3,259	2,792	16.8	6,315	5,362	17.8
Income tax expense	(1,234)	(1,048)	17.8	(2,352)	(1,973)	19.2
Net income	2,025	1,744	16.1	3,963	3,389	17.0
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(33)	(10)	261.0	(100)	(218)	(53.9)
Net income attributable to Comcast Corporation	$1,992	$1,734	14.8%	$3,863	$3,171	21.8%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Consolidated Revenue

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments as well as our other businesses accounted for the increase in consolidated revenue for the three and six months ended

June 30, 2014. Excluding $1.1 billion of revenue associated with the broadcast of the 2014 Sochi Olympics in February 2014, consolidated revenue increased 5.0% for the six months ended June 30, 2014. Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for substantially all of the increase in consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) for the three and six months ended June 30, 2014. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.”

Our Corporate and Other operating costs and expenses includes transaction-related costs associated with the Time Warner Cable merger and the divestiture transactions of $44 million and $61 million for the three and six months ended June 30, 2014, respectively. Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated depreciation and amortization remained flat for the three and six months ended June 30, 2014 compared to the same periods in 2013.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), in the business segment footnote to our condensed consolidated financial statements (see Note 12 to Comcast’s condensed consolidated financial statements and Note 10 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

Cable Communications Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Residential:
Video	$5,239	$5,175	$64	1.2%
High-speed Internet	2,819	2,569	250	9.7
Voice	922	910	12	1.3
Business services	965	788	177	22.4
Advertising	599	558	41	7.5
Other	485	467	18	3.9
Total revenue	11,029	10,467	562	5.4
Operating costs and expenses
Programming	2,433	2,280	153	6.7
Technical and product support	1,365	1,330	35	2.7
Customer service	544	517	27	5.2
Franchise and other regulatory fees	325	311	14	4.7
Advertising, marketing and promotion	781	724	57	8.0
Other	1,017	970	47	4.7
Total operating costs and expenses	6,465	6,132	333	5.4
Operating income before depreciation and amortization	$4,564	$4,335	$229	5.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Residential:
Video	$10,417	$10,288	$129	1.3%
High-speed Internet	5,569	5,092	477	9.4
Voice	1,842	1,810	32	1.7
Business services	1,882	1,529	353	23.1
Advertising	1,118	1,046	72	6.9
Other	958	919	39	4.4
Total revenue	21,786	20,684	1,102	5.3
Operating costs and expenses
Programming	4,885	4,533	352	7.8
Technical and product support	2,742	2,650	92	3.5
Customer service	1,092	1,038	54	5.2
Franchise and other regulatory fees	646	619	27	4.4
Advertising, marketing and promotion	1,485	1,393	92	6.7
Other	1,972	1,897	75	3.9
Total operating costs and expenses	12,822	12,130	692	5.7
Operating income before depreciation and amortization	$8,964	$8,554	$410	4.8%

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

The tables below present customer metrics using the billable customers method. Because the differences in the number of customers using the billable customers method and the EBU method for high-speed Internet and voice customers were not material, high-speed Internet and voice customers metrics as of and for the three and six months ended June 30, 2013 are presented using the EBU method.

Customer Metrics—Billable Customers Method

	Total Customers		Net Additional Customers
	June 30	June 30	Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2014	2013	2014	2013	2014	2013
Video customers	22,457	22,658	(144)	(162)	(120)	(187)
High-speed Internet customers	21,271	19,986	203	187	587	620
Voice customers	11,003	10,327	137	161	279	372
Total customer relationships	26,775	26,529	(25)		99
Single product customers	8,510	9,044	(95)		(242)
Double product customers	8,574	8,505	(82)		34
Triple product customers	9,691	8,980	152		307

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

Video

Video revenue increased 1.2% and 1.3% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. An increase in the number of customers receiving additional and higher levels of video service and rate adjustments accounted for increases in revenue of 2.6% and 2.8% for the three and six months ended June 30, 2014, respectively. As of June 30, 2014, the number of customers who subscribed to our advanced services, which are HD and DVR services, increased 5.0% to 12.7 million customers compared to the same period in 2013. The increases in revenue in both periods were partially offset by fewer residential video customers compared to the prior year periods. These decreases in the number of residential video customers were primarily due to competitive pressures in our service areas from phone and direct broadcast satellite competitors and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 9.7% and 9.4% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. An increase in the number of residential customers receiving our high-speed Internet service accounted for increases in revenue of 5.8% and 6.0% for the three and six months ended June 30, 2014, respectively. The remaining increases in revenue for the three and six months ended June 30, 2014 were primarily due to higher rates from customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue increased 1.3% and 1.7% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. An increase in the number of residential customers receiving our voice service through our discounted bundled offerings accounted for increases in revenue of 5.8% and 6.2% for the three and six months ended June 30, 2014, respectively. These increases in both periods were partially offset by the impact of the allocation of voice revenue for our bundled customers because revenue attributable to voice services represents a lower proportion of the bundled rate. The amounts allocated to voice revenue in the bundled rate have decreased because video and high-speed Internet rates have increased, while voice rates have remained relatively flat.

Business Services

Business services revenue increased 22.4% and 23.1% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to a higher number of small business customers receiving our cable services. The remaining increases in both periods were primarily due to continued growth in the number of medium-sized business customers receiving our other services, such as Ethernet network and cellular backhaul services. During the three and six months ended June 30, 2014, revenue from our medium-sized business customers represented 22% and 21%, respectively, of total business services revenue. We believe the increase in business customers is primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue increased 7.5% and 6.9% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in political advertising revenue, as well as increases in revenue in our core national and local advertising markets.

Other

Other revenue increased 3.9% and 4.4% for the three and six months ended June 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in franchise and other regulatory fees and in revenue from other services, including our home security and automation services.

Cable Communications Segment—Operating Costs and Expenses

Our most significant operating cost is the programming expense we incur to provide content to our video customers. We anticipate that our programming expenses will continue to increase. We have and will continue to attempt to offset increases in programming expenses through rate increases and the sale of additional video and other services, as well as by achieving operating efficiencies.

Programming costs increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to increases in programming license fees, including retransmission consent fees and sports programming costs, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

Technical and product support expenses increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to expenses related to customer fulfillment activities, expenses related to the development, delivery and support of our products and services and the continued growth in our products, including our X1 platform, Cloud DVR technology and wireless gateways. Technical and product support expenses also increased for the six months ended June 30, 2014 due to weather-related expenses.

Customer service expenses increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to increases in total labor costs associated with increases in customer service activity. The increases in customer service activity were primarily due to sales and related support activity associated with the continued deployment of enhanced services and devices, primarily our X1 platform, Cloud DVR technology, wireless gateways, home security and automation services, and continued growth in business services.

Franchise and other regulatory fees increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to increases in residential and business services revenue.

Advertising, marketing and promotion expenses increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to increases in costs to support the advertising sales business as well as increases in other administrative costs.

NBCUniversal Segments Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Cable Networks	$2,476	$2,413	$63	2.6%
Broadcast Television	1,816	1,732	84	4.9
Filmed Entertainment	1,176	1,388	(212)	(15.3)
Theme Parks	615	546	69	12.8
Headquarters, other and eliminations	(67)	(84)	17	NM
Total revenue	$6,016	$5,995	$21	0.3%
Operating Income Before Depreciation and Amortization
Cable Networks	$914	$860	$54	6.3%
Broadcast Television	240	206	34	16.2
Filmed Entertainment	195	33	162	482.7
Theme Parks	244	231	13	5.6
Headquarters, other and eliminations	(159)	(139)	(20)	13.8
Total operating income before depreciation and amortization	$1,434	$1,191	$243	20.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Cable Networks	$4,981	$4,638	$343	7.4%
Broadcast Television	4,437	3,249	1,188	36.6
Filmed Entertainment	2,527	2,604	(77)	(3.0)
Theme Parks	1,102	1,008	94	9.4
Headquarters, other and eliminations	(155)	(164)	9	NM
Total revenue	$12,892	$11,335	$1,557	13.7%
Operating Income Before Depreciation and Amortization
Cable Networks	$1,809	$1,719	$90	5.3%
Broadcast Television	362	171	191	111.4
Filmed Entertainment	483	102	381	372.6
Theme Parks	414	404	10	2.5
Headquarters, other and eliminations	(323)	(252)	(71)	(28.2)
Total operating income before depreciation and amortization	$2,745	$2,144	$601	28.0%

Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Distribution	$1,270	$1,219	$51	4.2%
Advertising	945	966	(21)	(2.2)
Content licensing and other	261	228	33	14.3
Total revenue	2,476	2,413	63	2.6
Operating costs and expenses
Programming and production	1,124	1,084	40	3.8
Other operating and administrative	309	334	(25)	(7.7)
Advertising, marketing and promotion	129	135	(6)	(4.9)
Total operating costs and expenses	1,562	1,553	9	0.5
Operating income before depreciation and amortization	$914	$860	$54	6.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Distribution	$2,743	$2,460	$283	11.5%
Advertising	1,841	1,794	47	2.6
Content licensing and other	397	384	13	3.5
Total revenue	4,981	4,638	343	7.4
Operating costs and expenses
Programming and production	2,311	1,992	319	16.0
Other operating and administrative	612	672	(60)	(9.0)
Advertising, marketing and promotion	249	255	(6)	(2.5)
Total operating costs and expenses	3,172	2,919	253	8.6
Operating income before depreciation and amortization	$1,809	$1,719	$90	5.3%

Cable Networks Segment—Revenue

Cable Networks revenue increased for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increases in distribution and content licensing and other revenue, which were partially offset by a decrease in advertising revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. The decrease in advertising revenue was primarily due to a continuing decline in the audience ratings at some of our networks, which were offset by higher prices and an increase in the volume of advertising units sold. Cable Networks revenue for the three months ended June 30, 2014 was also impacted by the absence of Fandango and the Style network in the current year period.

Cable Networks revenue increased for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to increases in distribution, advertising, and content licensing and other revenue. The increase in distribution revenue was primarily due to our broadcast of the 2014 Sochi Olympics in February 2014 and increases in contractual rates charged under distribution agreements. The increase in advertising revenue was primarily due to higher advertising revenue associated with the 2014 Sochi Olympics. Advertising revenue was also affected by higher prices and an increase in the volume of advertising units sold, which were offset by continuing declines in audience ratings at some of our networks. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. Cable Networks revenue for the six months ended June 30, 2014 was also impacted by the absence of Fandango and the Style network in the current year period. Excluding $257 million of revenue associated with the 2014 Sochi Olympics, Cable Networks segment revenue increased 1.9% for the six months ended June 30, 2014 compared to the same period in 2013.

For both the three and six months ended June 30, 2014, 12% of our Cable Networks segment revenue was generated from our Cable Communications segment. For the three and six months ended June 30, 2013, 12% and 13%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to an increase in programming and production costs, partially offset by a decrease in other operating and administrative expenses. The increases in programming and production costs in both periods were primarily due to our continued investment in programming, including sports programming rights costs. The increase in programming and production costs for the six months ended June 30, 2014 was also due to higher programming and production costs associated with the 2014 Sochi Olympics. The decreases in other operating and administrative costs for both periods were primarily due to lower employee-related costs and the absence of Fandango and the Style network in the current year periods.

Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Advertising	$1,245	$1,267	$(22)	(1.7)%
Content licensing	344	296	48	16.6
Other	227	169	58	33.4
Total revenue	1,816	1,732	84	4.9
Operating costs and expenses
Programming and production	1,183	1,154	29	2.5
Other operating and administrative	288	292	(4)	(1.1)
Advertising, marketing and promotion	105	80	25	32.1
Total operating costs and expenses	1,576	1,526	50	3.3
Operating income before depreciation and amortization	$240	$206	$34	16.2%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Advertising	$3,078	$2,219	$859	38.7%
Content licensing	840	693	147	21.2
Other	519	337	182	53.8
Total revenue	4,437	3,249	1,188	36.6
Operating costs and expenses
Programming and production	3,211	2,314	897	38.8
Other operating and administrative	611	584	27	4.6
Advertising, marketing and promotion	253	180	73	40.6
Total operating costs and expenses	4,075	3,078	997	32.4
Operating income before depreciation and amortization	$362	$171	$191	111.4%

Broadcast Television Segment—Revenue

Broadcast Television revenue increased for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increases in other revenue and content licensing revenue, which were partially offset by a decrease in advertising revenue. The increase in other revenue was primarily due to fees recognized under our retransmission consent agreements. The increase in content licensing revenue was primarily due to a new content licensing agreement. The decrease in advertising revenue was primarily due to the timing of when certain shows in our primetime schedule were aired, including The Voice, which aired significantly fewer hours in the current year period compared to the prior year period.

Broadcast Television revenue increased for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in advertising revenue associated with our broadcast of the 2014 Sochi Olympics in February 2014, as well as increases in other revenue and content licensing revenue. The increase in other revenue was primarily due to fees recognized under our retransmission consent agreements and other revenue associated with the 2014 Sochi Olympics. The increase in content licensing revenue was primarily due to new content licensing agreements. Excluding $846 million of revenue associated with the 2014 Sochi Olympics, Broadcast Television revenue increased 10.5% for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to higher advertising revenue related to an increase in audience ratings and higher prices of advertising units sold.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to increases in advertising, marketing and promotion expenses, and in programming and production costs. The increase in advertising, marketing and promotion expenses is primarily due to increased spending associated with our primetime schedule. The increase in programming and production costs is associated with the timing of when certain shows in our primetime schedule were aired, as well as our continued investment in original programming.

Operating costs and expenses increased for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to an increase in programming and production costs associated with our broadcast of the 2014 Sochi Olympics, as well as our continued investment in original programming.

Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Theatrical	$195	$553	$(358)	(64.8)%
Content licensing	462	406	56	13.8
Home entertainment	364	339	25	7.5
Other	155	90	65	71.0
Total revenue	1,176	1,388	(212)	(15.3)
Operating costs and expenses
Programming and production	547	817	(270)	(33.1)
Other operating and administrative	209	163	46	27.3
Advertising, marketing and promotion	225	375	(150)	(39.8)
Total operating costs and expenses	981	1,355	(374)	(27.6)
Operating income before depreciation and amortization	$195	$33	$162	482.7%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Theatrical	$571	$866	$(295)	(34.1)%
Content licensing	927	844	83	9.8
Home entertainment	715	710	5	0.7
Other	314	184	130	70.6
Total revenue	2,527	2,604	(77)	(3.0)
Operating costs and expenses
Programming and production	1,151	1,515	(364)	(24.0)
Other operating and administrative	397	331	66	19.5
Advertising, marketing and promotion	496	656	(160)	(24.3)
Total operating costs and expenses	2,044	2,502	(458)	(18.3)
Operating income before depreciation and amortization	$483	$102	$381	372.6%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to decreases in theatrical revenue which were partially offset by increases in other revenue and content licensing revenue. The decrease in theatrical revenue for the three months ended June 30, 2014 was primarily due to the performance of our prior year period releases, including Fast and Furious 6 and Oblivion, which were partially offset by the performance of our current period releases, including Neighbors. The six months ended June 30, 2014 was also impacted by the performance of our first quarter 2014 releases, including Ride Along and Lone Survivor, and the international performance of The Wolf of Wall Street. The increase in other revenue was primarily due to the inclusion in 2014 of Fandango, which was previously presented in our Cable Networks segment. The increases in content licensing revenue in both periods were primarily due to the timing of licensing agreements related to our film library.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to lower amortization of film cost and a decrease in advertising, marketing and promotion expenses, which was primarily due to a smaller film slate in the current year periods compared to the same periods in 2013. Operating costs and expenses for both the three and six months ended June 30, 2014 included $18 million of expense associated with fair value adjustments to capitalized film production costs. Operating costs and expenses for the three and six months ended June 30, 2013 included $47 million and $113 million, respectively, of expense associated with fair value adjustments to capitalized film production costs.

Theme Parks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$615	$546	$69	12.8%
Operating costs and expenses	371	315	56	18.1
Operating income before depreciation and amortization	$244	$231	$13	5.6%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$1,102	$1,008	$94	9.4%
Operating costs and expenses	688	604	84	14.0
Operating income before depreciation and amortization	$414	$404	$10	2.5%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to higher guest attendance and increases in per capita spending. The three months ended June 30, 2014 included the benefit of a shift in the timing of holidays to the second quarter in 2014 from the first quarter in 2013.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to costs associated with additional attractions, such as Orlando’s The Wizarding World of Harry Potter TM—Diagon Alley TM, and an increase in per capita spending.

NBCUniversal Headquarters, Other and Eliminations

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three and six months ended June 30, 2014 compared to the same periods in 2013 was primarily due to higher employee-related costs, including severance costs.

Corporate and Other Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$172	$136	$36	26.1%
Operating costs and expenses	354	255	99	39.0
Operating loss before depreciation and amortization	$(182)	$(119)	$(63)	(53.9)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$346	$298	$48	16.0%
Operating costs and expenses	681	500	181	36.1
Operating loss before depreciation and amortization	$(335)	$(202)	$(133)	(65.8)%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

Other revenue increased for the three and six months ended June 30, 2014 compared to the same periods in 2013 primarily due to increases in revenue from food services for sporting events associated with a new contract entered into by our Comcast-Spectacor business, as well as increases in revenue associated with newly acquired businesses.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast-Spectacor.

Corporate and Other operating costs and expenses increased for the three months ended June 30, 2014 compared to the same period in 2013 primarily due to $44 million of transaction-related costs associated with the Time Warner Cable merger and divestiture transactions, and an increase in labor costs in our Comcast-Spectacor business.

Corporate and Other operating costs and expenses increased for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to company-wide branding initiatives, including initiatives associated with the 2014 Sochi Olympics, $61 million of transaction-related costs associated with the Time Warner Cable merger and divestiture transactions, and an increase in labor costs in our Comcast-Spectacor business.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Interest expense	$(648)	$(636)	$(1,290)	$(1,289)
Investment income (loss), net	120	13	233	85
Equity in net income (losses) of investees, net	22	23	54	34
Other income (expense), net	(39)	(43)	(54)	30
Total	$(545)	$(643)	$(1,057)	$(1,140)

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2014 and 2013 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Other Income (Expense), Net

Other income (expense), net remained relatively flat for the three months ended June 30, 2014 compared to the same period in 2013. The change in other income (expense), net for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to a $108 million gain recognized in the prior year period related to our sale of wireless communications spectrum licenses and a $27 million favorable settlement of a contingency recognized in the current year period related to the AT&T Broadband transaction.

Consolidated Income Tax Expense

Income tax expense for the three and six months ended June 30, 2014 and 2013 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes, adjustments associated with uncertain tax positions and foreign income taxes. We expect our 2014 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions. It is reasonably possible that certain statutes of limitations for the years 2000 through 2006 will expire and/or judicial decisions related to litigation could be issued within the current calendar year that may result in a decrease in our effective tax rate.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decrease in net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to our acquisition of GE’s remaining 49% common equity interest in NBCUniversal Holdings in March 2013.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2014	2013
Operating income	$7,372	$6,502
Depreciation and amortization	3,970	3,957
Operating income before depreciation and amortization	11,342	10,459
Noncash share-based compensation	266	213
Changes in operating assets and liabilities	(905)	418
Cash basis operating income	10,703	11,090
Payments of interest	(1,164)	(1,132)
Payments of income taxes	(1,904)	(2,222)
Excess tax benefits under share-based compensation	(206)	(147)
Other	118	96
Net cash provided by operating activities	$7,547	$7,685

The variance between changes in operating assets and liabilities for the six months ended June 30, 2014 compared to the same period in 2013 was $1.3 billion, of which approximately $800 million was related to the timing of film and television production and related costs. The remaining variance was primarily related to the recognition of deferred revenue associated with the broadcast of the 2014 Sochi Olympics in February 2014 and the timing of payments, including participations, residuals and program obligations.

The decrease in income tax payments for the six months ended June 30, 2014 compared to the same period in 2013 was primarily due to lower tax payments in the first quarter of 2014 that related to 2013 compared to the prior year period. The decrease was also due to the settlement of tax disputes recorded in 2013 and a decrease in taxes on nonrecurring gains. The decreases were partially offset by higher taxable income from operations and the expiration of the economic stimulus legislation in 2014.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2014 consisted primarily of cash paid for capital expenditures, cash paid for intangible assets and acquisitions, which were partially offset by proceeds from the sales of businesses and investments. Capital expenditures increased for the six months ended June 30, 2014 compared to the same period in 2013 primarily due to increased spending in our Cable Communications segment on customer premise equipment related to the deployment of our X1 platform and Cloud DVR technology, and our continued investment in network infrastructure to increase network capacity.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2014 consisted primarily of repayments of debt, repurchases of our common stock and dividend payments, which were partially offset by proceeds from new borrowings.

In January 2014, we repaid at maturity $1 billion aggregate principal amount of 5.30% senior notes due 2014. In February 2014, we repaid $1.25 billion of borrowings outstanding under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility with the proceeds from $990 million of borrowings under its new commercial paper program and cash on hand.

In February 2014, we issued $1.2 billion aggregate principal amount of 3.60% senior notes due 2024 and $1 billion aggregate principal amount of 4.75% senior notes due 2044. The proceeds from this offering were used for working capital and general corporate purposes, including the repayment of a portion of our outstanding commercial paper and our $900 million aggregate principal amount of 2.10% senior notes due April 2014 at maturity.

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

In February 2014, NBCUniversal Enterprise established a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s existing $1.35 billion revolving credit facility due March 2018. The commercial paper program is fully and unconditionally guaranteed by us and the cable guarantors. As of June 30, 2014, NBCUniversal Enterprise had $1 billion face amount of commercial paper outstanding. The proceeds from NBCUniversal Enterprise’s issuance of commercial paper were used to repay the $1.25 billion borrowings outstanding under its revolving credit facility.

As of June 30, 2014, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and undrawn letters of credit, totaled $6.3 billion, which included $340 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In January 2014, our Board of Directors increased our share repurchase authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the six months ended June 30, 2014, we repurchased 30 million shares of our Class A Special common stock for $1.5 billion. We intend to repurchase a total of $3 billion of shares in 2014, subject to market conditions. In addition, after shareholder approval of the Time Warner Cable merger has been obtained by both Comcast and Time Warner Cable, we intend to repurchase an additional $2.5 billion of shares during 2014, subject to market conditions and the timing of the shareholder approvals.

In January 2014, our Board of Directors approved a 15% increase in our dividend to $0.90 per share on an annualized basis. In each of January and May 2014, our Board of Directors approved a quarterly dividend of $0.225 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2014	$585	April
Three months ended June 30, 2014	$583	July

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

Recent Accounting Pronouncements

See Note 2 to each of Comcast’s and NBCUniversal’s condensed consolidated financial statements for additional information related to recent accounting pronouncements.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 11 to Comcast’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings. There have been no material developments in the matter reported in our 2013 Annual Report on Form 10-K regarding the California Attorney General and the Alameda County, California District Attorney’s investigation of certain of our waste disposal policies, procedures and practices.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s Class A Special common stock repurchases under its Board-authorized share repurchase program during the three months ended June 30, 2014.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
April 1-30, 2014	—	$—	—	$—	$6,750,000,000
May 1-31, 2014	10,128,203	$49.37	10,128,203	$500,000,000	$6,250,000,000
June 1-30, 2014	4,854,350	$51.50	4,854,350	$250,000,000	$6,000,000,000
Total	14,982,553	$50.06	14,982,553	$750,000,000	$6,000,000,000

(a)

In January 2014, our Board of Directors increased our share repurchase authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $1.5 billion more in repurchases during the remainder of 2014, subject to market conditions. In addition, after shareholder approval of the merger has been obtained by both Comcast and Time Warner Cable, we intend to repurchase an additional $2.5 billion of shares during 2014, subject to market conditions and the timing of shareholder approvals.

The total number of shares purchased during the three months ended June 30, 2014 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
2.1

Comcast/Charter Transactions Agreement dated as of April 25, 2014 between Comcast Corporation and Charter Communications, Inc. (incorporated by reference to Exhibit 2.1 to Comcast’s Current Report filed on April 28, 2014).

2.2	Voting Agreement dated as of April 25, 2014 between Comcast Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 2.2 to Comcast’s Current Report filed on April 28, 2014).
10.1*	Amendment No. 12 dated as of June 30, 2014 to Employment Agreement with Brian L. Roberts (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report filed on July 1, 2014).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on July 24, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2014, filed with the Securities and Exchange Commission on July 24, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: July 24, 2014

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: July 24, 2014

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	June 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$827	$967
Receivables, net	4,668	4,911
Programming rights	889	903
Other current assets	806	615
Total current assets	7,190	7,396
Film and television costs	5,200	4,983
Investments	881	884
Property and equipment, net of accumulated depreciation of $1,920 and $1,599	7,828	7,650
Goodwill	14,905	14,882
Intangible assets, net of accumulated amortization of $4,351 and $4,003	14,558	14,857
Other noncurrent assets, net	1,141	1,087
Total assets	$51,703	$51,739

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,251	$1,583
Accrued participations and residuals	1,364	1,239
Program obligations	618	657
Deferred revenue	747	846
Accrued expenses and other current liabilities	1,187	1,465
Note payable to Comcast	1,532	799
Current portion of long-term debt	1,014	906
Total current liabilities	7,713	7,495
Long-term debt, less current portion	9,243	10,259
Accrued participations, residuals and program obligations	965	1,015
Other noncurrent liabilities	3,444	3,412
Commitments and contingencies
Redeemable noncontrolling interests	319	231
Equity:
Member’s capital	29,734	29,056
Accumulated other comprehensive income (loss)	5	(16)
Total NBCUniversal member’s equity	29,739	29,040
Noncontrolling interests	280	287
Total equity	30,019	29,327
Total liabilities and equity	$51,703	$51,739

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Revenue	$6,016	$5,995	$12,892	$11,335
Costs and Expenses:
Programming and production	2,742	2,992	6,484	5,693
Other operating and administrative	1,340	1,204	2,614	2,372
Advertising, marketing and promotion	500	608	1,049	1,126
Depreciation	176	156	338	307
Amortization	194	193	397	386
	4,952	5,153	10,882	9,884
Operating income	1,064	842	2,010	1,451
Other Income (Expense):
Interest expense	(127)	(128)	(256)	(257)
Investment income (loss), net	9	5	15	8
Equity in net income (losses) of investees, net	11	16	29	27
Other income (expense), net	(41)	(46)	(77)	(88)
	(148)	(153)	(289)	(310)
Income before income taxes	916	689	1,721	1,141
Income tax expense	(74)	(59)	(138)	(100)
Net income	842	630	1,583	1,041
Net (income) loss attributable to noncontrolling interests	(28)	(7)	(87)	(63)
Net income attributable to NBCUniversal	$814	$623	$1,496	$978

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Net income	$842	$630	$1,583	$1,041
Unrealized gains (losses) on marketable securities, net	5	—	5	—
Deferred gains (losses) on cash flow hedges, net	(2)	—	(2)	—
Employee benefit obligations, net	—	(1)	—	(1)
Currency translation adjustments, net	15	(23)	18	(45)
Comprehensive income (loss)	860	606	1,604	995
Net (income) loss attributable to noncontrolling interests	(28)	(7)	(87)	(63)
Comprehensive income attributable to NBCUniversal	$832	$599	$1,517	$932

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2014	2013
Net cash provided by operating activities	$1,789	$2,502
Investing Activities
Capital expenditures	(589)	(523)
Cash paid for intangible assets	(58)	(60)
Acquisitions of real estate properties	—	(1,311)
Note receivable from Comcast	—	(1,051)
Return of capital from investees	5	131
Purchases of investments	(10)	(82)
Other	(191)	(33)
Net cash provided by (used in) investing activities	(843)	(2,929)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	733	—
Repurchases and repayments of debt	(903)	(89)
Redemption Transaction distribution	—	(3,200)
Distributions to noncontrolling interests	(95)	(106)
Distributions to member	(817)	(548)
Settlement of Station Venture liability	—	(602)
Other	(4)	(40)
Net cash provided by (used in) financing activities	(1,086)	(4,585)
Increase (decrease) in cash and cash equivalents	(140)	(5,012)
Cash and cash equivalents, beginning of period	967	5,921
Cash and cash equivalents, end of period	$827	$909

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$131	$31,900	$(65)	$419	$32,254
Compensation plans		7			7
Redemption Transaction distribution		(3,200)			(3,200)
Dividends declared		(548)			(548)
Contributions from (distributions to) noncontrolling interests, net	(12)			(93)	(93)
Other		(173)		(8)	(181)
Other comprehensive income (loss)			(46)		(46)
Net income (loss)	8	978		55	1,033
Balance, June 30, 2013	$127	$28,964	$(111)	$373	$29,226
Balance, January 1, 2014	$231	$29,056	$(16)	$287	$29,327
Dividends declared		(817)			(817)
Issuance of subsidiary shares to noncontrolling interests	85
Contributions from (distributions to) noncontrolling interests, net	(13)			(82)	(82)
Other		(1)		4	3
Other comprehensive income (loss)			21		21
Net income (loss)	16	1,496		71	1,567
Balance, June 30, 2014	$319	$29,734	$5	$280	$30,019

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

Unless indicated otherwise, throughout these notes to the condensed consolidated financial statements, we refer to NBCUniversal Media, LLC and its consolidated subsidiaries as “we,” “us” and “our.” We have prepared these unaudited condensed consolidated financial statements based on SEC rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

Note 2: Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to discontinued operations. The updated accounting guidance provides a narrower definition of discontinued operations than existing GAAP. The updated accounting guidance requires that only disposals of components of an entity, or groups of components, that represent a strategic shift that has or will have a material effect on the reporting entity’s operations be reported in the financial statements as discontinued operations. The updated accounting guidance also provides guidance on the financial statement presentations and disclosures of discontinued operations. The updated accounting guidance will be effective prospectively for us on January 1, 2015, with early adoption permitted in 2014.

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The updated accounting guidance will be effective for us on January 1, 2017, and early adoption is not permitted. The updated accounting guidance allows for either a full retrospective adoption or modified retrospective adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Note 3: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast.

We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us.

In 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by us to Comcast under the revolving credit agreement, including accrued interest, are

NBCUniversal Media, LLC

presented under the caption “note payable to Comcast” in our condensed consolidated balance sheet. The revolving credit agreement bears interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2014, the borrowing margin for our London Interbank Offered Rate-based borrowings was 1.00%.

In addition, Comcast is the counterparty to one of our contractual obligations. As of June 30, 2014, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	June 30, 2014	December 31, 2013
Transactions with Comcast and consolidated subsidiaries
Receivables, net	$252	$228
Accounts payable and accrued expenses related to trade creditors	$40	$56
Accrued expenses and other current liabilities	$11	$37
Note payable to Comcast	$1,532	$799
Other noncurrent liabilities	$383	$383

Condensed Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Transactions with Comcast and consolidated subsidiaries
Revenue	$331	$302	$685	$654
Operating costs and expenses	$(40)	$(35)	$(64)	$(97)
Other income (expense)	$(13)	$—	$(22)	$—

Distributions to NBCUniversal Holdings

In addition to the transactions above, we make distributions to NBCUniversal Holdings on a periodic basis to enable its owners to meet their obligations to pay taxes on taxable income generated by our businesses. We also make quarterly distributions to NBCUniversal Holdings to enable it to make its required quarterly payments to NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”) at an initial annual rate of 8.25% on the $9.4 billion aggregate liquidation preference of preferred units. These distributions are presented under the caption “distributions to member” in our condensed consolidated statement of cash flows.

NBCUniversal Media, LLC

Note 4: Film and Television Costs

(in millions)	June 30, 2014	December 31, 2013
Film Costs:
Released, less amortization	$1,356	$1,630
Completed, not released	65	70
In production and in development	1,077	658
	2,498	2,358
Television Costs:
Released, less amortization	1,165	1,155
In production and in development	361	370
	1,526	1,525
Programming rights, less amortization	2,065	2,003
	6,089	5,886
Less: Current portion of programming rights	889	903
Film and television costs	$5,200	$4,983

Note 5: Investments

(in millions)	June 30, 2014	December 31, 2013
Fair Value Method	$19	$11
Equity Method:
The Weather Channel	331	333
Hulu	187	187
Other	333	332
	851	852
Cost Method	19	21
Total investments	889	884
Less: Current investments	8	—
Noncurrent Investments	$881	$884

Note 6: Long-Term Debt

As of June 30, 2014, our debt, excluding the note payable to Comcast, had a carrying value of $10.3 billion and an estimated fair value of $11.4 billion. The estimated fair value of our publicly traded debt is based on Level 1 inputs using quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs using interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

In April 2014, we repaid $900 million aggregate principal amount of 2.10% senior notes due April 2014 at maturity.

Cross-Guarantee Structure

In 2013, we, Comcast and certain of Comcast’s 100% owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of June 30, 2014, we guaranteed

NBCUniversal Media, LLC

$30.7 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017, of which no amounts were outstanding as of June 30, 2014.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4 billion aggregate principal amount of senior notes, $1.35 billion revolving credit facility and associated commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.

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

Our financial instruments that are accounted for at fair value on a recurring basis were not material for all periods presented, except for the liability associated with our contractual obligation. The estimated fair value of the contractual obligation is primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. As the inputs used are not quoted market prices or observable inputs, we classify the contractual obligation as a Level 3 financial instrument.

The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain of our businesses. The discount rates used in the measurement of fair value were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contract. The fair value adjustments to the contractual obligation are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligation

(in millions)	Contractual Obligation
Balance, December 31, 2013	$747
Fair value adjustments	68
Payments	(27)
Balance, June 30, 2014	$788

Note 8: Share-Based Compensation

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Stock options	$6	$4	$9	$7
Restricted share units	24	12	37	19
Employee stock purchase plans	2	1	4	3
Total	$32	$17	$50	$29

NBCUniversal Media, LLC

Note 9: Supplemental Financial Information

Receivables

(in millions)	June 30, 2014	December 31, 2013
Receivables, gross	$5,022	$5,348
Less: Allowance for returns and customer incentives	288	372
Less: Allowance for doubtful accounts	66	65
Receivables, net	$4,668	$4,911

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2014	June 30, 2013
Unrealized gains (losses) on marketable securities	$5	$—
Deferred gains (losses) on cash flow hedges	(7)	—
Unrecognized gains (losses) on employee benefit obligations	45	(51)
Cumulative translation adjustments	(38)	(60)
Accumulated other comprehensive income (loss), net of deferred taxes	$5	$(111)

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2014	2013
Net income	$1,583	$1,041
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	735	693
Share-based compensation	—	7
Equity in net (income) losses of investees, net	(29)	(27)
Cash received from investees	35	58
Net (gain) loss on investment activity and other	45	61
Deferred income taxes	44	2
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	154	26
Film and television costs, net(a)	(40)	726
Accounts payable and accrued expenses related to trade creditors	(280)	(198)
Other operating assets and liabilities	(458)	113
Net cash provided by operating activities	$1,789	$2,502

(a)

Comprised of additions to our film and television cost assets of $4,999 million and $3,319 million, net of film and television cost amortization of $4,959 million and $4,045 million in 2014 and 2013, respectively.

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2014	2013	2014	2013
Interest	$220	$204	$256	$224
Income taxes	$57	$47	$110	$102

Noncash Investing and Financing Activities

During the six months ended June 30, 2014:

•	we acquired $198 million of property and equipment and intangible assets that were accrued but unpaid

NBCUniversal Media, LLC

Note 10: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports networks, our international cable networks and our cable television production operations.

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

	Three Months Ended June 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$2,476	$914	$180	$734	$8
Broadcast Television	1,816	240	27	213	26
Filmed Entertainment(a)	1,176	195	5	190	3
Theme Parks	615	244	73	171	158
Headquarters and Other(b)	4	(159)	85	(244)	103
Eliminations(c)	(71)	—	—	—	—
Total	$6,016	$1,434	$370	$1,064	$298

	Three Months Ended June 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$2,413	$860	$182	$678	$24
Broadcast Television	1,732	206	26	180	9
Filmed Entertainment(a)	1,388	33	3	30	1
Theme Parks	546	231	73	158	147
Headquarters and Other(b)	9	(137)	65	(202)	79
Eliminations(c)	(93)	(2)	—	(2)	—
Total	$5,995	$1,191	$349	$842	$260

	Six Months Ended June 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$4,981	$1,809	$369	$1,440	$19
Broadcast Television	4,437	362	54	308	37
Filmed Entertainment(a)	2,527	483	10	473	4
Theme Parks	1,102	414	142	272	302
Headquarters and Other(b)	6	(322)	160	(482)	227
Eliminations(c)	(161)	(1)	—	(1)	—
Total	$12,892	$2,745	$735	$2,010	$589

NBCUniversal Media, LLC

	Six Months Ended June 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$4,638	$1,719	$366	$1,353	$48
Broadcast Television	3,249	171	51	120	17
Filmed Entertainment(a)	2,604	102	7	95	3
Theme Parks	1,008	404	145	259	285
Headquarters and Other(b)	18	(249)	124	(373)	170
Eliminations(c)	(182)	(3)	—	(3)	—
Total	$11,335	$2,144	$693	$1,451	$523

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