Form 10-Q
period 2014-09-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2014-10-23
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2014

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

As of September 30, 2014, there were 2,150,368,818 shares of Comcast Corporation Class A common stock, 416,484,168 shares of Comcast Corporation Class A Special common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

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

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2014. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$4,547	$1,718
Investments	531	3,573
Receivables, net	6,172	6,376
Programming rights	992	928
Other current assets	1,694	1,480
Total current assets	13,936	14,075
Film and television costs	5,560	4,994
Investments	3,129	3,770
Property and equipment, net of accumulated depreciation of $44,821 and $42,574	30,362	29,840
Franchise rights	59,364	59,364
Goodwill	27,323	27,098
Other intangible assets, net of accumulated amortization of $9,649 and $8,874	17,089	17,329
Other noncurrent assets, net	2,474	2,343
Total assets	$159,237	$158,813

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,680	$5,528
Accrued participations and residuals	1,444	1,239
Deferred revenue	976	898
Accrued expenses and other current liabilities	5,461	7,967
Current portion of long-term debt	3,523	3,280
Total current liabilities	17,084	18,912
Long-term debt, less current portion	44,827	44,567
Deferred income taxes	32,227	31,935
Other noncurrent liabilities	10,388	11,384
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,058	957
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,515,829,568 and 2,503,535,883; outstanding, 2,150,368,818 and 2,138,075,133	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 487,418,932 and 529,964,944; outstanding, 416,484,168 and 459,030,180	5	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,977	38,890
Retained earnings	21,805	19,235
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	3	56
Total Comcast Corporation shareholders’ equity	53,298	50,694
Noncontrolling interests	355	364
Total equity	53,653	51,058
Total liabilities and equity	$159,237	$158,813

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2014	2013	2014	2013
Revenue	$16,791	$16,151	$51,043	$47,731
Costs and Expenses:
Programming and production	4,772	4,787	15,554	14,418
Other operating and administrative	5,019	4,751	14,695	13,787
Advertising, marketing and promotion	1,296	1,283	3,748	3,737
Depreciation	1,539	1,520	4,707	4,669
Amortization	420	396	1,222	1,204
	13,046	12,737	39,926	37,815
Operating income	3,745	3,414	11,117	9,916
Other Income (Expense):
Interest expense	(663)	(639)	(1,953)	(1,928)
Investment income (loss), net	21	464	254	549
Equity in net income (losses) of investees, net	33	(130)	87	(96)
Other income (expense), net	(96)	(310)	(150)	(280)
	(705)	(615)	(1,762)	(1,755)
Income before income taxes	3,040	2,799	9,355	8,161
Income tax expense	(407)	(1,021)	(2,759)	(2,994)
Net income	2,633	1,778	6,596	5,167
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(41)	(46)	(141)	(264)
Net income attributable to Comcast Corporation	$2,592	$1,732	$6,455	$4,903

Basic earnings per common share attributable to Comcast Corporation shareholders	$1.00	$0.66	$2.49	$1.86
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.99	$0.65	$2.46	$1.84
Dividends declared per common share	$0.225	$0.195	$0.675	$0.585

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Net income	$2,633	$1,778	$6,596	$5,167
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $(11), $(19) and $(82)	—	19	34	136
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $2, $(26), $1 and $(6)	(4)	45	(2)	10
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $165, $58 and $177	(1)	(278)	(98)	(301)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(22), $22, $(10) and $(6)	38	(38)	18	10
Employee benefit obligations, net of deferred taxes of $—, $(34), $— and $(36)	—	57	(1)	60
Currency translation adjustments, net of deferred taxes of $10, $(5), $3 and $9	(16)	8	(4)	(23)
Comprehensive income	2,650	1,591	6,543	5,059
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(41)	(46)	(141)	(264)
Other comprehensive (income) loss attributable to noncontrolling interests	—	—	—	9
Comprehensive income attributable to Comcast Corporation	$2,609	$1,545	$6,402	$4,804

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2014	2013
Net cash provided by operating activities	$12,302	$11,679
Investing Activities
Capital expenditures	(5,196)	(4,593)
Cash paid for intangible assets	(735)	(694)
Acquisitions and construction of real estate properties	(28)	(1,705)
Acquisitions, net of cash acquired	(477)	(42)
Proceeds from sales of businesses and investments	622	655
Return of capital from investees	6	146
Purchases of investments	(145)	(1,177)
Other	(127)	83
Net cash provided by (used in) investing activities	(6,080)	(7,327)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(437)	395
Proceeds from borrowings	4,182	2,933
Repurchases and repayments of debt	(3,172)	(2,442)
Repurchases and retirements of common stock	(2,250)	(1,500)
Dividends paid	(1,676)	(1,454)
Issuances of common stock	33	35
Purchase of NBCUniversal noncontrolling common equity interest	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(170)	(164)
Settlement of Station Venture liability	—	(602)
Other	97	(140)
Net cash provided by (used in) financing activities	(3,393)	(13,700)
Increase (decrease) in cash and cash equivalents	2,829	(9,348)
Cash and cash equivalents, beginning of period	1,718	10,951
Cash and cash equivalents, end of period	$4,547	$1,603

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, January 1, 2013	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796
Stock compensation plans					433	(255)				178
Repurchases and retirements of common stock			(1)		(432)	(1,067)				(1,500)
Employee stock purchase plans					75					75
Dividends declared						(1,537)				(1,537)
Other comprehensive income (loss)	(9)							(99)		(99)
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,482)			(26)		(1,508)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(14)								(103)	(103)
Other	(24)				(150)				(2)	(152)
Net income (loss)	183					4,903			81	4,984
Balance, September 30, 2013	$853	$25	$5	$—	$38,991	$18,324	$(7,517)	$(110)	$416	$50,134
Balance, January 1, 2014	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058
Stock compensation plans					580	(391)				189
Repurchases and retirements of common stock					(504)	(1,746)				(2,250)
Employee stock purchase plans					91					91
Dividends declared						(1,748)				(1,748)
Other comprehensive income (loss)								(53)		(53)
Issuance of subsidiary shares to noncontrolling interests	85								13	13
Contributions from (distributions to) noncontrolling interests, net	(11)								(101)	(101)
Other	(22)				(80)				(13)	(93)
Net income (loss)	49					6,455			92	6,547
Balance, September 30, 2014	$1,058	$25	$5	$—	$38,977	$21,805	$(7,517)	$3	$355	$53,653

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

Comcast Corporation

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended September 30
	2014			2013
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,592	2,580	$1.00	$1,732	2,622	$0.66
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		36			36
Diluted EPS attributable to Comcast Corporation shareholders	$2,592	2,616	$0.99	$1,732	2,658	$0.65

	Nine Months Ended September 30
	2014			2013
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$6,455	2,592	$2.49	$4,903	2,629	$1.86
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		37			39
Diluted EPS attributable to Comcast Corporation shareholders	$6,455	2,629	$2.46	$4,903	2,668	$1.84

Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities by using the treasury stock method.

For the three and nine months ended September 30, 2014, diluted EPS excluded 17 million and 13 million, respectively, of potential common shares related to our share-based compensation plans, because the inclusion of the potential common shares would have had an antidilutive effect. For the three and nine months ended September 30, 2013, diluted EPS excluded 18 million and 13 million, respectively, of potential common shares.

Note 4: Significant Transactions

Time Warner Cable Merger

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”) whereby Time Warner Cable will become our wholly owned subsidiary (the “Time Warner Cable merger”). Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the Time Warner Cable merger, 2.875 shares of our Class A common stock. We estimate that at the time of closing, Time Warner Cable stockholders will own approximately 24% of the outstanding shares of our common stock. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until the closing date. The Time Warner Cable merger was approved by Comcast shareholders on October 8, 2014 and by Time Warner Cable stockholders on October 9, 2014. The Time Warner Cable merger remains subject to regulatory review and other customary conditions and is expected to close in early 2015.

Comcast Corporation

Divestiture Transactions

The terms of the merger agreement contemplate that we are prepared to divest systems serving up to approximately 3 million video customers of our company following the Time Warner Cable merger in order to obtain applicable regulatory approvals. As a result of this commitment, on April 25, 2014, we entered into a transactions agreement with Charter Communications, Inc. (“Charter”) that, if consummated, would satisfy the divestiture undertaking. Under the transactions agreement, following the close of the Time Warner Cable merger and subject to various conditions, we would divest cable systems resulting in a net disposition of approximately 3.9 million video customers through three transactions: (1) a spin-off of cable systems serving approximately 2.5 million of our video customers (the “spin-off transaction”) into a newly formed public entity (“SpinCo”), (2) an exchange of cable systems serving approximately 1.5 million Time Warner Cable video customers for cable systems serving approximately 1.7 million Charter video customers, and (3) a sale to Charter of cable systems serving approximately 1.5 million Time Warner Cable video customers for cash (collectively, the “divestiture transactions”).

In connection with the spin-off transaction and prior to the spin-off, it is expected that SpinCo will incur new debt to fund a cash distribution to us and to issue notes to us, which notes will enable us to then retire a portion of our debt. In the spin-off transaction, we will distribute common stock of SpinCo pro rata to the holders of all of our outstanding common stock, including the former Time Warner Cable stockholders who continue to hold shares through the record date of the spin-off transaction. After the spin-off transaction, a newly formed, wholly owned indirect subsidiary of Charter will merge with and into Charter with the effect that all shares of Charter will be converted into shares of a new holding company, which will survive as the publicly traded parent company of Charter (“New Charter”). New Charter will then acquire an interest in SpinCo by issuing New Charter stock in exchange for a portion of the outstanding SpinCo stock, following which it is expected that Comcast shareholders will own approximately 67% of SpinCo and New Charter will own approximately 33% of SpinCo. In addition, it is expected that Comcast shareholders will own approximately 10% of New Charter, though the actual percentage of New Charter that will be owned by Comcast shareholders will depend on a number of factors, some of which will not be known until completion of the divestiture transactions. Following the close of the divestiture transactions, we will no longer have any ownership interest in SpinCo.

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

Note 5: Film and Television Costs

(in millions)	September 30, 2014	December 31, 2013
Film Costs:
Released, less amortization	$1,313	$1,630
Completed, not released	193	70
In production and in development	1,143	658
	2,649	2,358
Television Costs:
Released, less amortization	1,187	1,155
In production and in development	445	370
	1,632	1,525
Programming rights, less amortization	2,271	2,039
	6,552	5,922
Less: Current portion of programming rights	992	928
Film and television costs	$5,560	$4,994

Comcast Corporation

Note 6: Investments

(in millions)	September 30, 2014	December 31, 2013
Fair Value Method	$588	$4,345
Equity Method:
The Weather Channel	333	333
Hulu	188	187
Other	503	469
	1,024	989
Cost Method:
AirTouch	1,564	1,553
Other	484	456
	2,048	2,009
Total investments	3,660	7,343
Less: Current investments	531	3,573
Noncurrent investments	$3,129	$3,770

Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Gains on sales and exchanges of investments, net	$3	$445	$176	$483
Investment impairment losses	(6)	(12)	(30)	(25)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	15	345	(13)	1,197
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(13)	(348)	19	(1,189)
Interest and dividend income	29	28	85	84
Other, net	(7)	6	17	(1)
Investment income (loss), net	$21	$464	$254	$549

Fair Value Method

As of September 30, 2014, the majority of our fair value method investments were equity securities held as collateral that were related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

(in millions)	September 30, 2014	December 31, 2013
Assets:
Fair value equity securities held as collateral	$444	$3,959
Liabilities:
Obligations under prepaid forward sale agreements	$117	$811
Derivative component of prepaid forward sale agreements	277	2,800
Total liabilities	$394	$3,611

During the nine months ended September 30, 2014, we settled $3.2 billion of obligations under certain of our prepaid forward sale agreements by delivering equity securities. As of September 30, 2014, the carrying values of our remaining prepaid forward sale obligations approximated their fair values. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Comcast Corporation

Cost Method

AirTouch

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of September 30, 2014, the estimated fair values of the AirTouch preferred stock and the associated liability related to the redeemable preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Long-Term Debt

As of September 30, 2014, our debt had a carrying value of $48.4 billion and an estimated fair value of $54.4 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings

In February 2014, we issued $1.2 billion aggregate principal amount of 3.60% senior notes due 2024 and $1 billion aggregate principal amount of 4.75% senior notes due 2044. The proceeds from this offering were used for working capital and general corporate purposes, including the repayment of a portion of our outstanding commercial paper and $900 million aggregate principal amount of our 2.10% senior notes due April 2014 at maturity.

In August 2014, we issued $1 billion aggregate principal amount of 3.375% senior notes due 2025 and $1 billion aggregate principal amount of 4.20% senior notes due 2034. The proceeds from this offering were used for working capital and general corporate purposes, which may, in the future, include the repayment of certain of our senior notes.

Debt Repayments

In January 2014, we repaid at maturity $1 billion aggregate principal amount of 5.30% senior notes due 2014. In February 2014, we repaid $1.25 billion of borrowings outstanding under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility with the proceeds from $990 million of borrowings under its new commercial paper program and cash on hand.

Revolving Credit Facilities

As of September 30, 2014, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.4 billion, which included $440 million available under NBCUniversal Enterprise’s revolving credit facility.

Commercial Paper Programs

In February 2014, NBCUniversal Enterprise entered into a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s existing $1.35 billion revolving credit facility due March 2018. The commercial paper program is fully and unconditionally guaranteed by us and our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”). As of September 30, 2014, NBCUniversal Enterprise had $910 million face amount of commercial paper outstanding.

Comcast Corporation

Note 8: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). Level 1 consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market. Level 2 consists of financial instruments that are valued by using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 3 consists of financial instruments whose values are determined by using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as financial instruments for which the determination of fair value requires significant management judgment or estimation. Our financial instruments that are accounted for at fair value on a recurring basis are presented in the table below.

Recurring Fair Value Measures

	Fair Value as of
	September 30, 2014				December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities (see Note 6)	$450	$—	$—	$450	$3,956
Available-for-sale securities	6	121	10	137	389
Interest rate swap agreements	—	81	—	81	110
Other	—	67	1	68	81
Total	$456	$269	$11	$736	$4,536

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments (see Note 6)	$—	$288	$—	$288	$2,816
Contractual obligation	—	—	818	818	747
Contingent consideration	—	—	653	653	684
Other	—	8	—	8	16
Total	$—	$296	$1,471	$1,767	$4,263

Contractual Obligation and Contingent Consideration

The estimated fair values of the contractual obligation and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain NBCUniversal businesses, which are related to our contractual obligation, and future net tax benefits that will affect payments to General Electric Company (“GE”), which are related to our contingent consideration. The discount rates used in the measurements of fair value were between 5% and 13% and are based on the underlying risk associated with our estimate of future revenue, the terms of the respective contracts, and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligation and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore, the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Comcast Corporation

Changes in Contractual Obligation and Contingent Consideration

(in millions)	Contractual Obligation	Contingent Consideration
Balance, January 1, 2014	$747	$684
Fair value adjustments	120	23
Payments	(49)	(54)
Balance, September 30, 2014	$818	$653

Fair Value of Redeemable Subsidiary Preferred Stock Financial Instrument

As of September 30, 2014, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $752 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Stock options	$38	$34	$121	$102
Restricted share units	55	44	171	130
Employee stock purchase plans	5	4	18	15
Total	$98	$82	$310	$247

As of September 30, 2014, we had unrecognized pretax compensation expense of $356 million and $489 million related to nonvested stock options and nonvested RSUs, respectively.

Note 10: Income Taxes

During the three months ended September 30, 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions. The reduction resulted in a decrease of $724 million in income tax expense, which excludes the benefits of uncertain tax positions for which we have been indemnified by GE. The table below presents a reconciliation of our uncertain tax positions from January 1, 2014 to September 30, 2014.

(in millions)
Balance, January 1, 2014	$1,701
Additions based on tax positions related to the current year	54
Additions based on tax positions related to prior years	31
Reductions for tax positions of prior years	(168)
Reductions due to expiration of statutes of limitations	(436)
Settlements with taxing authorities	(15)
Balance, September 30, 2014	$1,167

Comcast Corporation

As of September 30, 2014 and December 31, 2013, our accrued interest associated with tax positions was $460 million and $780 million, respectively.

Note 11: Supplemental Financial Information

Receivables

(in millions)	September 30, 2014	December 31, 2013
Receivables, gross	$6,679	$6,972
Less: Allowance for returns and customer incentives	284	375
Less: Allowance for doubtful accounts	223	221
Receivables, net	$6,172	$6,376

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2014	September 30, 2013
Unrealized gains (losses) on marketable securities	$3	$18
Deferred gains (losses) on cash flow hedges	(29)	(47)
Unrecognized gains (losses) on employee benefit obligations	70	(50)
Cumulative translation adjustments	(41)	(31)
Accumulated other comprehensive income (loss), net of deferred taxes	$3	$(110)

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2014	2013
Net income	$6,596	$5,167
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,929	5,873
Share-based compensation	386	312
Noncash interest expense (income), net	132	122
Equity in net (income) losses of investees, net	(87)	96
Cash received from investees	71	89
Net (gain) loss on investment activity and other	(24)	(239)
Deferred income taxes	358	(52)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	89	145
Film and television costs, net(a)	(471)	408
Accounts payable and accrued expenses related to trade creditors	119	(108)
Other operating assets and liabilities	(796)	(134)
Net cash provided by operating activities	$12,302	$11,679

(a)

Comprised of additions to our film and television cost assets of $7,198 million and $5,590 million, net of film and television cost amortization of $6,727 million and $5,998 million in 2014 and 2013, respectively.

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Interest	$656	$636	$1,820	$1,768
Income taxes	$974	$958	$2,878	$3,180

Comcast Corporation

Noncash Investing and Financing Activities

During the nine months ended September 30, 2014:

•	we acquired $847 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $580 million for a quarterly cash dividend of $0.225 per common share paid in October 2014

•	we used $3.2 billion of equity securities to settle our obligations under certain prepaid forward sale agreements

Note 12: Commitments and Contingencies

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

In addition, we are the defendant in 22 purported class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multidistrict litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama. In September 2010, the plaintiffs filed an amended complaint alleging violations of additional state antitrust laws and unfair/deceptive trade practices acts on behalf of new subclasses in Connecticut, Florida, Minnesota, Missouri, New Jersey, New Mexico and West Virginia. In the amended complaint, plaintiffs omitted their unjust enrichment claim, as well as their state law claims on behalf of the Alabama, Illinois and Pennsylvania subclasses. In June 2011, the plaintiffs filed another amended complaint

Comcast Corporation

alleging only violations of Section 1 of the Sherman Antitrust Act, antitrust law in Washington and unfair/deceptive trade practices acts in California and Washington. The plaintiffs seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California and Washington. In July 2011, we moved to compel arbitration of most of the plaintiffs’ claims and to stay the remaining claims pending arbitration. The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of digital cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multidistrict litigation described above. Although a comprehensive settlement agreement for all 23 cases that had been submitted to the District Court for preliminary approval in June 2013 was withdrawn in October 2014, we do not expect these cases to have a material effect on our results of operations, cash flows or financial position.

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

Other

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions. We are also subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our results of operations, cash flows or financial position, any litigation resulting from any such legal proceedings or claims could be time consuming and injure our reputation.

Note 13: Financial Data by Business Segment

We present our operations in five reportable business segments:

•

Cable Communications: Consists of the operations of Comcast Cable, which is the nation’s largest provider of video, high-speed Internet and voice services to residential customers under the XFINITY brand, and we also provide similar services to businesses and sell advertising.

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

	Three Months Ended September 30, 2014
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$11,041	$4,464	$1,561	$2,903	$1,644
NBCUniversal
Cable Networks(b)	2,255	868	189	679	11
Broadcast Television	1,770	142	24	118	15
Filmed Entertainment(b)	1,186	151	6	145	4
Theme Parks	786	402	68	334	184
Headquarters and Other(c)	4	(142)	84	(226)	81
Eliminations(d)	(80)	(5)	—	(5)	—
NBCUniversal	5,921	1,416	371	1,045	295
Corporate and Other	174	(197)	27	(224)	11
Eliminations(d)	(345)	21	—	21	—
Comcast Consolidated	$16,791	$5,704	$1,959	$3,745	$1,950

	Three Months Ended September 30, 2013
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,491	$4,246	$1,549	$2,697	$1,432
NBCUniversal
Cable Networks(b)	2,239	853	183	670	19
Broadcast Television	1,644	34	23	11	21
Filmed Entertainment(b)	1,400	189	4	185	1
Theme Parks	661	343	73	270	142
Headquarters and Other(c)	7	(167)	69	(236)	101
Eliminations(d)	(100)	(2)	—	(2)	—
NBCUniversal	5,851	1,250	352	898	284
Corporate and Other	133	(178)	16	(194)	10
Eliminations(d)	(324)	12	(1)	13	—
Comcast Consolidated	$16,151	$5,330	$1,916	$3,414	$1,726

Comcast Corporation

	Nine Months Ended September 30, 2014
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$32,827	$13,428	$4,749	$8,679	$4,282
NBCUniversal
Cable Networks(b)	7,236	2,677	558	2,119	30
Broadcast Television	6,207	504	78	426	52
Filmed Entertainment(b)	3,713	634	16	618	8
Theme Parks	1,888	816	210	606	486
Headquarters and Other(c)	10	(464)	244	(708)	308
Eliminations(d)	(241)	(6)	—	(6)	—
NBCUniversal	18,813	4,161	1,106	3,055	884
Corporate and Other	520	(532)	74	(606)	30
Eliminations(d)	(1,117)	(11)	—	(11)	—
Comcast Consolidated	$51,043	$17,046	$5,929	$11,117	$5,196

	Nine Months Ended September 30, 2013
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$31,175	$12,800	$4,780	$8,020	$3,766
NBCUniversal
Cable Networks(b)	6,877	2,572	549	2,023	67
Broadcast Television	4,893	205	74	131	38
Filmed Entertainment(b)	4,004	291	11	280	4
Theme Parks	1,669	747	218	529	427
Headquarters and Other(c)	25	(416)	193	(609)	271
Eliminations(d)	(282)	(5)	—	(5)	—
NBCUniversal	17,186	3,394	1,045	2,349	807
Corporate and Other	431	(380)	48	(428)	20
Eliminations(d)	(1,061)	(25)	—	(25)	—
Comcast Consolidated	$47,731	$15,789	$5,873	$9,916	$4,593

(a)	For the three and nine months ended September 30, 2014 and 2013, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013
Residential:
Video	46.9%	48.9%	47.5%	49.4%
High-speed Internet	25.7%	24.7%	25.6%	24.6%
Voice	8.3%	8.8%	8.4%	8.8%
Business services	9.2%	8.0%	8.8%	7.6%
Advertising	5.5%	5.2%	5.3%	5.1%
Other	4.4%	4.4%	4.4%	4.5%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For both the three and nine months ended September 30, 2014, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees. For both the three and nine months ended September 30, 2013, 2.9% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to

Comcast Corporation

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

Comcast Corporation

Note 14: Condensed Consolidating Financial Information

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

Comcast Corporation

Condensed Consolidating Balance Sheet

September 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$196	$4,351	$—	$4,547
Investments	—	—	—	—	5	526	—	531
Receivables, net	—	—	—	—	—	6,172	—	6,172
Programming rights	—	—	—	—	—	992	—	992
Other current assets	222	—	—	—	43	1,429	—	1,694
Total current assets	222	—	—	—	244	13,470	—	13,936
Film and television costs	—	—	—	—	—	5,560	—	5,560
Investments	21	—	—	—	373	2,735	—	3,129
Investments in and amounts due from subsidiaries eliminated upon consolidation	84,503	103,462	110,327	59,160	41,038	95,665	(494,155)	—
Property and equipment, net	202	—	—	—	—	30,160	—	30,362
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,323	—	27,323
Other intangible assets, net	9	—	—	—	—	17,080	—	17,089
Other noncurrent assets, net	1,187	148	—	—	94	2,059	(1,014)	2,474
Total assets	$86,144	$103,610	$110,327	$59,160	$41,749	$253,416	$(495,169)	$159,237

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$11	$—	$—	$—	$—	$5,669	$—	$5,680
Accrued participations and residuals	—	—	—	—	—	1,444	—	1,444
Accrued expenses and other current liabilities	1,374	283	347	21	415	3,997	—	6,437
Current portion of long-term debt	900	—	—	679	1,008	936	—	3,523
Total current liabilities	2,285	283	347	700	1,423	12,046	—	17,084
Long-term debt, less current portion	28,401	131	1,827	822	9,219	4,427	—	44,827
Deferred income taxes	—	719	—	—	59	32,319	(870)	32,227
Other noncurrent liabilities	2,160	—	—	—	945	7,427	(144)	10,388
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,058	—	1,058
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	53,268	102,477	108,153	57,638	30,103	195,784	(494,155)	53,268
Total Comcast Corporation shareholders’ equity	53,298	102,477	108,153	57,638	30,103	195,784	(494,155)	53,298
Noncontrolling interests	—	—	—	—	—	355	—	355
Total equity	53,298	102,477	108,153	57,638	30,103	196,139	(494,155)	53,653
Total liabilities and equity	$86,144	$103,610	$110,327	$59,160	$41,749	$253,416	$(495,169)	$159,237

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$336	$1,382	$—	$1,718
Investments	—	—	—	—	—	3,573	—	3,573
Receivables, net	—	—	—	—	—	6,376	—	6,376
Programming rights	—	—	—	—	—	928	—	928
Other current assets	237	—	—	—	35	1,208	—	1,480
Total current assets	237	—	—	—	371	13,467	—	14,075
Film and television costs	—	—	—	—	—	4,994	—	4,994
Investments	11	—	—	—	374	3,385	—	3,770
Investments in and amounts due from subsidiaries eliminated upon consolidation	79,956	97,429	102,673	54,724	40,644	85,164	(460,590)	—
Property and equipment, net	220	—	—	—	—	29,620	—	29,840
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,098	—	27,098
Other intangible assets, net	11	—	—	—	—	17,318	—	17,329
Other noncurrent assets, net	1,078	145	—	—	103	1,899	(882)	2,343
Total assets	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$5,520	$—	$5,528
Accrued participations and residuals	—	—	—	—	—	1,239	—	1,239
Accrued expenses and other current liabilities	1,371	266	180	47	323	6,678	—	8,865
Current portion of long-term debt	2,351	—	—	—	903	26	—	3,280
Total current liabilities	3,730	266	180	47	1,226	13,463	—	18,912
Long-term debt, less current portion	25,170	132	1,827	1,505	10,236	5,697	—	44,567
Deferred income taxes	—	777	—	—	59	31,840	(741)	31,935
Other noncurrent liabilities	1,919	—	—	—	931	8,675	(141)	11,384
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	957	—	957
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	50,664	96,399	100,666	53,172	29,040	181,313	(460,590)	50,664
Total Comcast Corporation shareholders’ equity	50,694	96,399	100,666	53,172	29,040	181,313	(460,590)	50,694
Noncontrolling interests	—	—	—	—	—	364	—	364
Total equity	50,694	96,399	100,666	53,172	29,040	181,677	(460,590)	51,058
Total liabilities and equity	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,791	$—	$16,791
Management fee revenue	237	—	237	146	—	—	(620)	—
	237	—	237	146	—	16,791	(620)	16,791
Costs and Expenses:
Programming and production	—	—	—	—	—	4,772	—	4,772
Other operating and administrative	197	—	237	146	203	4,856	(620)	5,019
Advertising, marketing and promotion	—	—	—	—	—	1,296	—	1,296
Depreciation	10	—	—	—	—	1,529	—	1,539
Amortization	1	—	—	—	—	419	—	420
	208	—	237	146	203	12,872	(620)	13,046
Operating income (loss)	29	—	—	—	(203)	3,919	—	3,745
Other Income (Expense):
Interest expense	(412)	(2)	(43)	(29)	(111)	(66)	—	(663)
Investment income (loss), net	1	2	—	—	(14)	32	—	21
Equity in net income (losses) of investees, net	2,840	2,556	2,362	1,801	1,144	835	(11,505)	33
Other income (expense), net	—	—	—	—	(3)	(93)	—	(96)
	2,429	2,556	2,319	1,772	1,016	708	(11,505)	(705)
Income (loss) before income taxes	2,458	2,556	2,319	1,772	813	4,627	(11,505)	3,040
Income tax (expense) benefit	134	—	15	10	(11)	(555)	—	(407)
Net income (loss)	2,592	2,556	2,334	1,782	802	4,072	(11,505)	2,633
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(41)	—	(41)
Net income (loss) attributable to Comcast Corporation	$2,592	$2,556	$2,334	$1,782	$802	$4,031	$(11,505)	$2,592
Comprehensive income (loss) attributable to Comcast Corporation	$2,609	$2,551	$2,335	$1,781	$785	$4,031	$(11,483)	$2,609

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$16,151	$—	$16,151
Management fee revenue	225	—	219	137	—	—	(581)	—
	225	—	219	137	—	16,151	(581)	16,151
Costs and Expenses:
Programming and production	—	—	—	—	—	4,787	—	4,787
Other operating and administrative	92	—	219	137	211	4,673	(581)	4,751
Advertising, marketing and promotion	—	—	—	—	—	1,283	—	1,283
Depreciation	7	—	—	—	—	1,513	—	1,520
Amortization	1	—	—	—	—	395	—	396
	100	—	219	137	211	12,651	(581)	12,737
Operating income (loss)	125	—	—	—	(211)	3,500	—	3,414
Other Income (Expense):
Interest expense	(382)	(3)	(45)	(30)	(123)	(56)	—	(639)
Investment income (loss), net	1	(5)	—	—	(3)	471	—	464
Equity in net income (losses) of investees, net	1,898	1,787	1,850	1,371	576	106	(7,718)	(130)
Other income (expense), net	—	—	—	—	—	(310)	—	(310)
	1,517	1,779	1,805	1,341	450	211	(7,718)	(615)
Income (loss) before income taxes	1,642	1,779	1,805	1,341	239	3,711	(7,718)	2,799
Income tax (expense) benefit	90	3	15	11	(3)	(1,137)	—	(1,021)
Net income (loss)	1,732	1,782	1,820	1,352	236	2,574	(7,718)	1,778
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(46)	—	(46)
Net income (loss) attributable to Comcast Corporation	$1,732	$1,782	$1,820	$1,352	$236	$2,528	$(7,718)	$1,732
Comprehensive income (loss) attributable to Comcast Corporation	$1,545	$1,828	$1,864	$1,415	$244	$2,327	$(7,678)	$1,545

Comcast Corporation

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$51,043	$—	$51,043
Management fee revenue	704	—	691	432	—	—	(1,827)	—
	704	—	691	432	—	51,043	(1,827)	51,043
Costs and Expenses:
Programming and production	—	—	—	—	—	15,554	—	15,554
Other operating and administrative	471	—	691	432	697	14,231	(1,827)	14,695
Advertising, marketing and promotion	—	—	—	—	—	3,748	—	3,748
Depreciation	25	—	—	—	—	4,682	—	4,707
Amortization	4	—	—	—	—	1,218	—	1,222
	500	—	691	432	697	39,433	(1,827)	39,926
Operating income (loss)	204	—	—	—	(697)	11,610	—	11,117
Other Income (Expense):
Interest expense	(1,199)	(8)	(132)	(88)	(360)	(166)	—	(1,953)
Investment income (loss), net	3	5	—	—	(9)	255	—	254
Equity in net income (losses) of investees, net	7,100	6,731	6,301	4,866	3,386	2,385	(30,682)	87
Other income (expense), net	—	—	—	—	—	(150)	—	(150)
	5,904	6,728	6,169	4,778	3,017	2,324	(30,682)	(1,762)
Income (loss) before income taxes	6,108	6,728	6,169	4,778	2,320	13,934	(30,682)	9,355
Income tax (expense) benefit	347	1	46	31	(22)	(3,162)	—	(2,759)
Net income (loss)	6,455	6,729	6,215	4,809	2,298	10,772	(30,682)	6,596
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(141)	—	(141)
Net income (loss) attributable to Comcast Corporation	$6,455	$6,729	$6,215	$4,809	$2,298	$10,631	$(30,682)	$6,455
Comprehensive income (loss) attributable to Comcast Corporation	$6,402	$6,732	$6,217	$4,809	$2,302	$10,566	$(30,626)	$6,402

Comcast Corporation

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$47,731	$—	$47,731
Management fee revenue	668	—	650	407	—	—	(1,725)	—
	668	—	650	407	—	47,731	(1,725)	47,731
Costs and Expenses:
Programming and production	—	—	—	—	—	14,418	—	14,418
Other operating and administrative	291	—	650	407	641	13,523	(1,725)	13,787
Advertising, marketing and promotion	—	—	—	—	—	3,737	—	3,737
Depreciation	22	—	—	—	—	4,647	—	4,669
Amortization	4	—	—	—	—	1,200	—	1,204
	317	—	650	407	641	37,525	(1,725)	37,815
Operating income (loss)	351	—	—	—	(641)	10,206	—	9,916
Other Income (Expense):
Interest expense	(1,141)	(8)	(169)	(96)	(366)	(148)	—	(1,928)
Investment income (loss), net	3	(2)	—	—	(2)	550	—	549
Equity in net income (losses) of investees, net	5,416	5,438	5,448	3,982	2,236	1,118	(23,734)	(96)
Other income (expense), net	(2)	—	2	—	—	(280)	—	(280)
	4,276	5,428	5,281	3,886	1,868	1,240	(23,734)	(1,755)
Income (loss) before income taxes	4,627	5,428	5,281	3,886	1,227	11,446	(23,734)	8,161
Income tax (expense) benefit	276	4	58	34	(13)	(3,353)	—	(2,994)
Net income (loss)	4,903	5,432	5,339	3,920	1,214	8,093	(23,734)	5,167
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(264)	—	(264)
Net income (loss) attributable to Comcast Corporation	$4,903	$5,432	$5,339	$3,920	$1,214	$7,829	$(23,734)	$4,903
Comprehensive income (loss) attributable to Comcast Corporation	$4,804	$5,471	$5,386	$3,983	$1,176	$7,741	$(23,757)	$4,804

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(433)	$11	$84	$(88)	$(998)	$13,726	$—	$12,302
Investing Activities
Net transactions with affiliates	2,349	(11)	(84)	88	1,761	(4,103)	—	—
Capital expenditures	(3)	—	—	—	—	(5,193)	—	(5,196)
Cash paid for intangible assets	(2)	—	—	—	—	(733)	—	(735)
Acquisitions and construction of real estate properties	—	—	—	—	—	(28)	—	(28)
Acquisitions, net of cash acquired	—	—	—	—	—	(477)	—	(477)
Proceeds from sales of businesses and investments	—	—	—	—	1	621	—	622
Return of capital from investees	—	—	—	—	—	6	—	6
Purchases of investments	(10)	—	—	—	(6)	(129)	—	(145)
Other	—	—	—	—	4	(131)	—	(127)
Net cash provided by (used in) investing activities	2,334	(11)	(84)	88	1,760	(10,167)	—	(6,080)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	—	913	—	(437)
Proceeds from borrowings	4,180	—	—	—	—	2	—	4,182
Repurchases and repayments of debt	(1,000)	—	—	—	(902)	(1,270)	—	(3,172)
Repurchases and retirements of common stock	(2,250)	—	—	—	—	—	—	(2,250)
Dividends paid	(1,676)	—	—	—	—	—	—	(1,676)
Issuances of common stock	33	—	—	—	—	—	—	33
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(170)	—	(170)
Other	162	—	—	—	—	(65)	—	97
Net cash provided by (used in) financing activities	(1,901)	—	—	—	(902)	(590)	—	(3,393)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(140)	2,969	—	2,829
Cash and cash equivalents, beginning of period	—	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of period	$—	$—	$—	$—	$196	$4,351	$—	$4,547

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2013

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(451)	$(7)	$(3)	$(99)	$(767)	$13,006	$—	$11,679
Investing Activities
Net transactions with affiliates	(116)	7	2,100	337	(900)	(1,428)	—	—
Capital expenditures	(3)	—	—	—	—	(4,590)	—	(4,593)
Cash paid for intangible assets	(1)	—	—	—	—	(693)	—	(694)
Acquisitions and construction of real estate properties	—	—	—	—	—	(1,705)	—	(1,705)
Acquisitions, net of cash acquired	—	—	—	—	—	(42)	—	(42)
Proceeds from sales of businesses and investments	—	—	—	—	—	655	—	655
Return of capital from investees	—	—	—	—	128	18	—	146
Purchases of investments	(8)	—	—	—	(2)	(1,167)	—	(1,177)
Other	—	—	—	—	(20)	103	—	83
Net cash provided by (used in) investing activities	(128)	7	2,100	337	(794)	(8,849)	—	(7,327)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	400	—	—	—	—	(5)	—	395
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(2,097)	(238)	(88)	(19)	—	(2,442)
Repurchases and retirements of common stock	(1,500)	—	—	—	—	—	—	(1,500)
Dividends paid	(1,454)	—	—	—	—	—	—	(1,454)
Issuances of common stock	35	—	—	—	—	—	—	35
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,561)	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(164)	—	(164)
Settlement of Station Venture liability	—	—	—	—	—	(602)	—	(602)
Other	165	—	—	—	(40)	(265)	—	(140)
Net cash provided by (used in) financing activities	579	—	(2,097)	(238)	(3,328)	(8,616)	—	(13,700)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,889)	(4,459)	—	(9,348)
Cash and cash equivalents, beginning of period	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of period	$—	$—	$—	$—	$240	$1,363	$—	$1,603

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

Cable Communications Segment

Comcast Cable is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar and other services to small and medium-sized businesses. As of September 30, 2014, our cable systems served 22.4 million video customers, 21.6 million high-speed Internet customers and 11.1 million voice customers, with 26.9 million total customer relationships and passed more than 54 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in packages, and from the sale of advertising. During the nine months ended September 30, 2014, our Cable Communications segment generated 64% of our consolidated revenue and 79% of our operating income before depreciation and amortization.

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

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and electronically through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, and from various digital media properties.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando and Hollywood. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise. Our Theme Parks segment also receives fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Other

Our other business interests primarily include Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

Significant Developments

The following are the more significant developments in our businesses during the nine months ended September 30, 2014:

•

the entry into an agreement and plan of merger with Time Warner Cable Inc. (“Time Warner Cable”) whereby Time Warner Cable would become our wholly owned subsidiary; see “Time Warner Cable Merger” below for additional information

•

the entry into a transactions agreement with Charter Communications, Inc. (“Charter”), contemplating three transactions that would result in a net disposition of approximately 3.9 million video customers; see “Divestiture Transactions” below for additional information

•	an agreement with the International Olympic Committee to extend NBCUniversal’s broadcast rights of the Olympic Games from 2022 through 2032 for $7.75 billion

Time Warner Cable Merger

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”) whereby Time Warner Cable will become our wholly owned subsidiary (the “Time Warner Cable merger”). Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the Time Warner Cable merger, 2.875 shares of our Class A common stock. We estimate that at the time of closing, Time Warner Cable stockholders will own approximately 24% of the outstanding shares of our common stock. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until the closing date. The Time Warner Cable merger was approved by Comcast shareholders on October 8, 2014 and by Time Warner Cable stockholders on October 9, 2014. The Time Warner Cable merger remains subject to regulatory review and other customary conditions and is expected to close in early 2015.

Divestiture Transactions

The terms of the merger agreement contemplate that we are prepared to divest systems serving up to approximately 3 million video customers of our company following the Time Warner Cable merger in order to obtain applicable regulatory approvals. As a result of this commitment, on April 25, 2014, we entered into a transactions agreement with Charter Communications, Inc. (“Charter”) that, if consummated, would satisfy the divestiture undertaking. Under the transactions agreement, following the close of the Time Warner Cable merger and subject to various conditions, we would divest cable systems resulting in a net disposition of approximately 3.9 million video customers through three transactions: (1) a spin-off of cable systems serving approximately 2.5 million of our video customers (the “spin-off transaction”) into a newly formed public entity (“SpinCo”), (2) an exchange of cable systems serving approximately 1.5 million Time Warner Cable video customers for cable systems serving approximately 1.7 million Charter video customers, and (3) a sale to Charter of cable systems serving approximately 1.5 million Time Warner Cable video customers for cash (collectively, the “divestiture transactions”).

In connection with the spin-off transaction and prior to the spin-off, it is expected that SpinCo will incur new debt to fund a cash distribution to us and to issue notes to us, which notes will enable us to then retire a portion of our debt. In the spin-off transaction, we will distribute common stock of SpinCo pro rata to the holders of all of our outstanding common stock, including the former Time Warner Cable stockholders who continue to hold shares through the record date of the spin-off transaction. After the spin-off transaction, a newly formed, wholly owned indirect subsidiary of Charter will merge with and into Charter with the effect that all shares of Charter will be converted into shares of a new holding company, which will survive as the publicly traded parent company of Charter (“New Charter”). New Charter will then acquire an interest in SpinCo by issuing New Charter stock in exchange for a portion of the outstanding SpinCo stock, following which it is expected that Comcast shareholders will own approximately 67% of SpinCo and New Charter will own approximately 33% of SpinCo. In addition, it is expected that Comcast shareholders will own approximately 10% of New Charter, though the actual percentage of New Charter that will be owned by Comcast shareholders will depend on a number of factors, some of which will not be known until the completion of the divestiture transactions. Following the close of the divestiture transactions, we will no longer have any ownership interest in SpinCo.

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

Competition for the cable services we offer consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all of our service areas, and phone companies with fiber-based networks, which overlap over 50% of our service areas and are continuing to expand their fiber-based networks. We also compete with other providers of traditional cable services. All of these companies typically offer features, pricing and packaging for services comparable to our cable services.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating these businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve, including some services that charge a nominal or no fee for such programming. These services and devices may negatively affect demand for our video services, as well as demand for our cable network, broadcast television and filmed entertainment content, as the number of entertainment choices available to consumers increases and intensifies challenges posed by audience fragmentation. Wireless services and devices also continue to evolve that allow consumers to access information, entertainment and communication services, which could negatively impact demand for our cable services, including for our voice services as people substitute mobile phones for landline phones. In addition, delayed viewing and advertising skipping have become more common as the penetration of digital video recorders (“DVRs”) and similar products has increased and as content has become increasingly available via video-on-demand services and Internet sources, which may have a negative impact on our advertising revenue.

In our Cable Communications segment, we believe that adding more content and delivering it on an increasing variety of platforms will assist in attracting and retaining customers for our cable services. To further enhance our video and high-speed Internet services, we continue to develop and launch new technology initiatives, such as our X1 platform and Cloud DVR technology, and deploy new wireless gateway devices. In our NBCUniversal segments, to compete for consumers of our content and for customers at our theme parks, we have invested, and will continue to invest, substantial amounts in acquiring content and producing original content for our cable networks and broadcast television networks, including the acquisition of sports rights, and will continue to invest in our film productions and in the development of new theme park attractions.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. This generally results in a reduction in net customer additions in the second calendar quarter and an increase in net customer additions in the third and fourth calendar quarters of each year.

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclicality, with a benefit in even-numbered years from advertising related to candidates running for political office and issue-oriented advertising. Revenue and operating costs and expenses in our Cable Networks and Broadcast Television segments are also cyclical as a result of our periodic broadcasts of the Olympic Games and the Super Bowl. Our advertising revenue generally increases in the period of these broadcasts as a result of increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters and the release of our films on DVD and through digital distributors. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holidays. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired on television, which typically results in higher advertising revenue in the second and fourth calendar quarters of each year. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our owned content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks generally experience peak attendance during the summer months when schools are closed and during early winter and spring holiday periods.

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013		2014	2013
Revenue	$16,791	$16,151	4.0%	$51,043	$47,731	6.9%
Costs and Expenses:
Programming and production	4,772	4,787	(0.3)	15,554	14,418	7.9
Other operating and administrative	5,019	4,751	5.7	14,695	13,787	6.6
Advertising, marketing and promotion	1,296	1,283	0.9	3,748	3,737	0.3
Depreciation	1,539	1,520	1.3	4,707	4,669	0.8
Amortization	420	396	6.2	1,222	1,204	1.6
Operating income	3,745	3,414	9.7	11,117	9,916	12.1
Other income (expense) items, net	(705)	(615)	14.5	(1,762)	(1,755)	0.3
Income before income taxes	3,040	2,799	8.6	9,355	8,161	14.6
Income tax expense	(407)	(1,021)	(60.1)	(2,759)	(2,994)	(7.8)
Net income	2,633	1,778	48.0	6,596	5,167	27.7
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(41)	(46)	(12.7)	(141)	(264)	(46.6)
Net income attributable to Comcast Corporation	$2,592	$1,732	49.7%	$6,455	$4,903	31.7%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Consolidated Revenue

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments, as well as our other businesses accounted for the increases in consolidated revenue for the three and nine months ended September 30, 2014. Excluding $1.1 billion of revenue associated with the broadcast of the 2014 Sochi Olympics in February 2014, consolidated revenue increased 4.6% for the nine months ended September 30, 2014. Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for substantially all of the increases in consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) for the three and nine months ended September 30, 2014. The increases were partially offset by lower operating costs and expenses in our Filmed Entertainment segment. Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.”

Our Corporate and Other operating costs and expenses includes transaction-related costs associated with the Time Warner Cable merger and the divestiture transactions of $77 million and $138 million for the three and nine months ended September 30, 2014, respectively. Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States of America (“GAAP”), in the business segment footnote to our condensed consolidated financial statements (see Note 13 to Comcast’s condensed consolidated financial statements and Note 10 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

Cable Communications Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Residential:
Video	$5,179	$5,127	$52	1.0%
High-speed Internet	2,840	2,592	248	9.6
Voice	913	919	(6)	(0.5)
Business services	1,011	836	175	21.0
Advertising	607	541	66	12.3
Other	491	476	15	2.4
Total revenue	11,041	10,491	550	5.2
Operating costs and expenses
Programming	2,450	2,288	162	7.1
Technical and product support	1,378	1,346	32	2.3
Customer service	556	527	29	5.6
Franchise and other regulatory fees	328	313	15	4.5
Advertising, marketing and promotion	827	757	70	9.1
Other	1,038	1,014	24	2.6
Total operating costs and expenses	6,577	6,245	332	5.3
Operating income before depreciation and amortization	$4,464	$4,246	$218	5.1%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Residential:
Video	$15,596	$15,415	$181	1.2%
High-speed Internet	8,409	7,684	725	9.4
Voice	2,755	2,729	26	1.0
Business services	2,893	2,365	528	22.3
Advertising	1,725	1,587	138	8.7
Other	1,449	1,395	54	3.7
Total revenue	32,827	31,175	1,652	5.3
Operating costs and expenses
Programming	7,335	6,821	514	7.5
Technical and product support	4,120	3,996	124	3.1
Customer service	1,648	1,565	83	5.3
Franchise and other regulatory fees	974	932	42	4.4
Advertising, marketing and promotion	2,312	2,150	162	7.5
Other	3,010	2,911	99	3.5
Total operating costs and expenses	19,399	18,375	1,024	5.6
Operating income before depreciation and amortization	$13,428	$12,800	$628	4.9%

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

The tables below present customer metrics using the billable customers method. Because the differences in the number of customers using the billable customers method and the EBU method for high-speed Internet and voice customers were not material, high-speed Internet and voice customer metrics as of and for the three and nine months ended September 30, 2013 are presented using the EBU method.

Customer Metrics—Billable Customers Method

	Total Customers		Net Additional Customers
(in thousands)	September 30 2014	September 30 2013	Three Months Ended September 30		Nine Months Ended September 30
			2014	2013	2014	2013
Video customers	22,376	22,531	(81)	(127)	(200)	(313)
High-speed Internet customers	21,586	20,283	315	297	901	917
Voice customers	11,070	10,496	68	169	347	541
Total customer relationships	26,857	26,555	82		180
Single product customers	8,444	8,921	(66)		(308)
Double product customers	8,650	8,491	76		110
Triple product customers	9,763	9,144	72		379

Customer metrics include residential and business customers. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services and are presented based on actual amounts. Single product, double product and triple product customers represent customers that subscribe to one, two or three of our cable services, respectively.

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

Video

Video revenue increased 1.0% and 1.2% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. An increase in the number of customers receiving additional and higher levels of video service and rate adjustments accounted for increases in revenue of 2.3% and 2.6% for the three and nine months ended September 30, 2014, respectively. As of September 30, 2014, the number of customers who subscribed to our advanced services, which are HD and DVR services, increased 4.5% to 12.8 million customers compared to the same period in 2013. The increases in revenue in both periods were partially offset by a decline in pay-per-view revenue due to fewer events and fewer residential video customers compared to the prior year periods. The decrease in the number of residential video customers was primarily due to competitive pressures in our service areas from phone and DBS competitors and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 9.6% and 9.4% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. An increase in the number of residential customers receiving our high-speed Internet service accounted for increases in revenue of 5.8% and 6.0% for the three and nine months ended September 30, 2014, respectively. The remaining increases in revenue for the three and nine months ended September 30, 2014 were primarily due to higher rates from customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased slightly for the three months ended September 30, 2014 and increased 1.0% for the nine months ended September 30, 2014 compared to the same periods in 2013. While the number of residential customer additions slowed, the number of residential customers still increased by 5.5% as of September 30, 2014 compared to the same period in 2013. This growth was offset by promotions and our discounted bundled offerings.

Business Services

Business services revenue increased 21.0% and 22.3% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013. The increases were primarily due to a higher number of small business customers receiving our high-speed Internet and voice services. The remaining increases in both periods were primarily due to continued growth in the number of medium-sized business customers receiving our other services, such as Ethernet network and cellular backhaul services. During the three and nine months ended September 30, 2014, revenue from our medium-sized business customers represented 22% and 21%, respectively, of total business services revenue. We believe the increase in business customers is primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue increased 12.3% and 8.7% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in political advertising revenue, as well as increases in revenue in our core national and local advertising markets.

Other

Other revenue increased 2.4% and 3.7% for the three and nine months ended September 30, 2014, respectively, compared to the same periods in 2013 primarily due to increases in revenue from other services, including our home security and automation services, as well as increases in franchise and other regulatory fees.

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

Programming costs increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in programming license fees, including retransmission consent fees and sports programming costs, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

Technical and product support expenses increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to expenses related to customer fulfillment activities, expenses related to the development, delivery and support of our products and services, including our X1 platform, Cloud DVR technology and wireless gateways, and the continued growth in business services.

Customer service expenses increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in total labor costs associated with increases in customer service activity. The increases in customer service activity were primarily due to sales and related support activity associated with the continued deployment of enhanced services and devices, which include our X1 platform, Cloud DVR technology, wireless gateways, home security and automation services, and continued growth in business services.

Franchise and other regulatory fees increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in residential and business services revenue.

Advertising, marketing and promotion expenses increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in costs to support the advertising sales business, as well as increases in other administrative costs.

NBCUniversal Segments Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Cable Networks	$2,255	$2,239	$16	0.7%
Broadcast Television	1,770	1,644	126	7.7
Filmed Entertainment	1,186	1,400	(214)	(15.2)
Theme Parks	786	661	125	18.7
Headquarters, other and eliminations	(76)	(93)	17	NM
Total revenue	$5,921	$5,851	$70	1.2%
Operating Income Before Depreciation and Amortization
Cable Networks	$868	$853	$15	1.8%
Broadcast Television	142	34	108	318.0
Filmed Entertainment	151	189	(38)	(20.3)
Theme Parks	402	343	59	16.9
Headquarters, other and eliminations	(147)	(169)	22	(13.9)
Total operating income before depreciation and amortization	$1,416	$1,250	$166	13.3%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Cable Networks	$7,236	$6,877	$359	5.2%
Broadcast Television	6,207	4,893	1,314	26.9
Filmed Entertainment	3,713	4,004	(291)	(7.3)
Theme Parks	1,888	1,669	219	13.1
Headquarters, other and eliminations	(231)	(257)	26	NM
Total revenue	$18,813	$17,186	$1,627	9.5%
Operating Income Before Depreciation and Amortization
Cable Networks	$2,677	$2,572	$105	4.1%
Broadcast Television	504	205	299	145.6
Filmed Entertainment	634	291	343	117.7
Theme Parks	816	747	69	9.1
Headquarters, other and eliminations	(470)	(421)	(49)	(11.3)
Total operating income before depreciation and amortization	$4,161	$3,394	$767	22.6%

Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Distribution	$1,281	$1,219	$62	5.1%
Advertising	796	835	(39)	(4.6)
Content licensing and other	178	185	(7)	(4.5)
Total revenue	2,255	2,239	16	0.7
Operating costs and expenses
Programming and production	972	953	19	2.0
Other operating and administrative	302	313	(11)	(3.5)
Advertising, marketing and promotion	113	120	(7)	(6.2)
Total operating costs and expenses	1,387	1,386	1	0.1
Operating income before depreciation and amortization	$868	$853	$15	1.8%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Distribution	$4,024	$3,679	$345	9.4%
Advertising	2,637	2,629	8	0.3
Content licensing and other	575	569	6	0.9
Total revenue	7,236	6,877	359	5.2
Operating costs and expenses
Programming and production	3,283	2,945	338	11.5
Other operating and administrative	914	985	(71)	(7.3)
Advertising, marketing and promotion	362	375	(13)	(3.7)
Total operating costs and expenses	4,559	4,305	254	5.9
Operating income before depreciation and amortization	$2,677	$2,572	$105	4.1%

Cable Networks Segment—Revenue

Cable Networks revenue increased slightly for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in distribution revenue, which was partially offset by a decrease in advertising revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements. The decrease in advertising revenue was primarily due to a continuing decline in the audience ratings at our networks, which was partially offset by higher volume and prices of advertising units sold. Cable Networks revenue for the three months ended September 30, 2014 was also impacted by the absence of the Style network and Fandango in the current year period.

Cable Networks revenue increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in distribution revenue. The increase in distribution revenue was primarily due to our broadcast of the 2014 Sochi Olympics in February 2014 and increases in the contractual rates charged under distribution agreements. Cable Networks revenue for the nine months ended September 30, 2014 was also impacted by the absence of the Style network and Fandango in the current year period. Excluding $257 million of revenue associated with the 2014 Sochi Olympics, Cable Networks revenue increased 1.5% for the nine months ended September 30, 2014 compared to the same period in 2013.

For the three and nine months ended September 30, 2014, 13% and 12%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and nine months ended September 30, 2013, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses remained flat for the three months ended September 30, 2014 compared to the same period in 2013. Operating costs and expenses increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in programming and production costs, which was partially offset by decreases in other operating and administrative expenses and advertising, marketing and promotion expenses. The increase in programming and production costs was primarily due to costs associated with the 2014 Sochi Olympics, as well as our continued investment in programming, including sports programming rights costs. The decreases in other operating and administrative costs and advertising, marketing and promotion expenses were primarily due to the absence of the Style network and Fandango in the current year period. Other operating and administrative costs also decreased due to lower employee-related costs.

Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Advertising	$1,153	$1,104	$49	4.4%
Content licensing	402	355	47	12.9
Other	215	185	30	17.2
Total revenue	1,770	1,644	126	7.7
Operating costs and expenses
Programming and production	1,214	1,194	20	1.6
Other operating and administrative	290	295	(5)	(1.2)
Advertising, marketing and promotion	124	121	3	2.4
Total operating costs and expenses	1,628	1,610	18	1.1
Operating income before depreciation and amortization	$142	$34	$108	318.0%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Advertising	$4,231	$3,323	$908	27.3%
Content licensing	1,242	1,048	194	18.4
Other	734	522	212	40.9
Total revenue	6,207	4,893	1,314	26.9
Operating costs and expenses
Programming and production	4,425	3,508	917	26.1
Other operating and administrative	901	879	22	2.7
Advertising, marketing and promotion	377	301	76	25.2
Total operating costs and expenses	5,703	4,688	1,015	21.7
Operating income before depreciation and amortization	$504	$205	$299	145.6%

Broadcast Television Segment—Revenue

Broadcast Television revenue increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in advertising revenue, content licensing revenue and other revenue. The increases in advertising revenue in both periods were primarily due to increases in audience ratings and higher volume and prices of advertising units sold. The increase in content licensing revenue for the three months ended September 30, 2014 was primarily due to the timing of content provided under our licensing agreements. The increase in content licensing revenue for the nine months ended September 30, 2014 was primarily due to new content licensing agreements. The increases in other revenue in both periods were primarily due to fees recognized under our retransmission consent agreements. The increases in advertising revenue and other revenue for the nine months ended September 30, 2014 were associated with our broadcast of the 2014 Sochi Olympics in February 2014. Excluding $846 million of revenue associated with the 2014 Sochi Olympics, Broadcast Television revenue increased 9.6% for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to higher advertising revenue related to an increase in audience ratings and higher volume and prices of advertising units sold.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in programming and production costs associated with the timing of when certain shows in our primetime schedule were aired, as well as our continued investment in original programming.

Operating costs and expenses increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to an increase in programming and production costs associated with our broadcast of the 2014 Sochi Olympics, as well as our continued investment in original programming.

Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Theatrical	$265	$559	$(294)	(52.5)%
Content licensing	439	379	60	15.9
Home entertainment	321	359	(38)	(10.6)
Other	161	103	58	55.8
Total revenue	1,186	1,400	(214)	(15.2)
Operating costs and expenses
Programming and production	541	720	(179)	(24.8)
Other operating and administrative	223	188	35	19.5
Advertising, marketing and promotion	271	303	(32)	(10.8)
Total operating costs and expenses	1,035	1,211	(176)	(14.5)
Operating income before depreciation and amortization	$151	$189	$(38)	(20.3)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue
Theatrical	$836	$1,425	$(589)	(41.4)%
Content licensing	1,366	1,223	143	11.7
Home entertainment	1,036	1,069	(33)	(3.0)
Other	475	287	188	65.3
Total revenue	3,713	4,004	(291)	(7.3)
Operating costs and expenses
Programming and production	1,692	2,235	(543)	(24.3)
Other operating and administrative	620	519	101	19.5
Advertising, marketing and promotion	767	959	(192)	(20.0)
Total operating costs and expenses	3,079	3,713	(634)	(17.1)
Operating income before depreciation and amortization	$634	$291	$343	117.7%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to decreases in theatrical revenue, which were partially offset by increases in other revenue and content licensing revenue. The decrease in theatrical revenue for the three months ended September 30, 2014 was primarily due to the strong performance of Despicable Me 2 in the prior year period, which was partially offset by the performance of our current period releases, including Lucy. The decrease in theatrical revenue for the nine months ended September 30, 2014 was primarily due to the strong performance of our prior year period releases, including Despicable Me 2, Fast and Furious 6 and Les Miserables, which were partially offset by the performance of current period releases, including Lucy and Neighbors. The increases in other revenue in both periods were primarily due to the inclusion in 2014 of Fandango, which was previously presented in our Cable Networks segment. The increases in content licensing revenue in both periods were primarily due to the timing of licensing agreements related to our film library.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to lower amortization of film cost and decreases in advertising, marketing and promotion expenses, which were primarily due to a smaller film slate in the current year periods compared to the same periods in 2013. Operating costs and expenses for the three and nine months ended September 30, 2014 included $7 million and $25 million, respectively, of expense associated with fair value adjustments to capitalized film production costs. Operating costs and expenses for the three and nine months ended September 30, 2013 included $36 million and $150 million, respectively, of expense associated with fair value adjustments to capitalized film production costs.

Theme Parks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$786	$661	$125	18.7%
Operating costs and expenses	384	318	66	20.7
Operating income before depreciation and amortization	$402	$343	$59	16.9%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$1,888	$1,669	$219	13.1%
Operating costs and expenses	1,072	922	150	16.3
Operating income before depreciation and amortization	$816	$747	$69	9.1%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to higher guest attendance and increases in per capita spending as a result of new attractions, such as Orlando’s The Wizarding World of Harry Potter ™—Diagon Alley ™.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to costs associated with new attractions, such as Orlando’s The Wizarding World of Harry Potter ™—Diagon Alley ™, and increases in per capita spending.

NBCUniversal Headquarters, Other and Eliminations

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower expenses as a result of severance costs recorded in the prior year period.

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to higher employee-related costs, including severance costs, compared to the prior year period.

Corporate and Other Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$174	$133	$41	30.4%
Operating costs and expenses	371	311	60	19.5
Operating loss before depreciation and amortization	$(197)	$(178)	$(19)	(11.3)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2014	2013	$	%
Revenue	$520	$431	$89	20.5%
Operating costs and expenses	1,052	811	241	29.7
Operating loss before depreciation and amortization	$(532)	$(380)	$(152)	(40.2)%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia and operates arena management-related businesses.

Other revenue increased for the three and nine months ended September 30, 2014 compared to the same periods in 2013 primarily due to increases in revenue from food services for sporting events associated with a new contract entered into by our Comcast-Spectacor business, as well as increases in revenue associated with newly acquired businesses.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast-Spectacor.

Corporate and Other operating costs and expenses increased for the three months ended September 30, 2014 compared to the same period in 2013 primarily due to $77 million of transaction-related costs associated with the Time Warner Cable merger and divestiture transactions, as well as an increase in costs associated with the new food services contract entered into by our Comcast-Spectacor business. The increase was partially offset by $74 million of expense recorded in the prior year period associated with the final settlement of the terminated qualified pension plan that provided benefits to former AT&T Broadband employees.

Corporate and Other operating costs and expenses increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to company-wide branding initiatives, including initiatives associated with the 2014 Sochi Olympics, $138 million of transaction-related costs associated with the Time Warner Cable merger and divestiture transactions, and an increase in labor costs in our Comcast-Spectacor business.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Interest expense	$(663)	$(639)	$(1,953)	$(1,928)
Investment income (loss), net	21	464	254	549
Equity in net income (losses) of investees, net	33	(130)	87	(96)
Other income (expense), net	(96)	(310)	(150)	(280)
Total	$(705)	$(615)	$(1,762)	$(1,755)

Investment Income (Loss), Net

The changes in investment income (loss), net for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to the $443 million gain related to the sale of our investment in Clearwire Corporation recorded in the prior year periods. The components of investment income (loss), net for the three and nine months ended September 30, 2014 and 2013 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Equity in Net Income (Loss) of Investees, Net

The changes in equity in net income (loss) of investees, net for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to the $135 million of equity losses recorded in the prior year periods attributable to our investment in Hulu, LLC.

Other Income (Expense), Net

The changes in other income (expense), net for the three and nine months ended September 30, 2014 compared to the same periods in 2013 were primarily due to an impairment of $236 million of our equity method investment in, and loans to, a regional sports network based in Houston, Texas, which was recorded in the prior year periods. The remaining change in other income (expense), net for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to a $108 million gain recognized in the prior year period related to our sale of wireless communications spectrum licenses and a $27 million favorable settlement of a contingency recognized in the current year period related to the AT&T Broadband transaction.

Consolidated Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2014 and 2013 reflects an effective income tax rate that differs from the federal statutory rate primarily due to adjustments associated with the accruals for uncertain tax positions. During the three months ended September 30, 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions that resulted in a decrease of $724 million in income tax expense, which excludes the benefits of uncertain tax positions for which we have been indemnified. See Note 10 for additional information on the changes in our accruals for uncertain tax positions and related interest on these tax positions. We expect our 2014 annual effective tax rate to be in the range of 31% to 33%, absent changes in tax laws or further changes in uncertain tax positions.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decrease in net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to our acquisition of General Electric Company’s remaining 49% common equity interest in NBCUniversal Holdings in March 2013.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2014	2013
Operating income	$11,117	$9,916
Depreciation and amortization	5,929	5,873
Operating income before depreciation and amortization	17,046	15,789
Noncash share-based compensation	386	312
Changes in operating assets and liabilities	(343)	583
Cash basis operating income	17,089	16,684
Payments of interest	(1,820)	(1,768)
Payments of income taxes	(2,878)	(3,180)
Excess tax benefits under share-based compensation	(240)	(176)
Other	151	119
Net cash provided by operating activities	$12,302	$11,679

The variance between changes in operating assets and liabilities for the nine months ended September 30, 2014 compared to the same period in 2013 was $926 million, of which approximately $900 million was related to the timing of film and television production and related costs, net of amortization. The remaining variance was primarily related to the recognition of deferred revenue associated with the broadcast of the 2014 Sochi Olympics in February 2014 offset by the timing of payments of our accounts payable.

The decrease in income tax payments for the nine months ended September 30, 2014 compared to the same period in 2013 was primarily due to lower tax payments in the first quarter of 2014 that related to 2013 compared to the prior year period. The decrease was also due to the settlement of tax disputes recorded in 2013 and a decrease in taxes on nonrecurring gains. The decreases were partially offset by higher taxable income from operations and the expiration of the economic stimulus legislation in 2014.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2014 consisted primarily of cash paid for capital expenditures, intangible assets and acquisitions, which was partially offset by proceeds from the sale of investments. Capital expenditures increased for the nine months ended September 30, 2014 compared to the same period in 2013 primarily due to increased spending in our Cable Communications segment on customer premise equipment related to the deployment of our X1 platform and Cloud DVR technology, and our continued investment in network infrastructure to increase network capacity.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2014 consisted primarily of repayments of debt, repurchases of our common stock and dividend payments, which were partially offset by proceeds from new borrowings.

In January 2014, we repaid at maturity $1 billion aggregate principal amount of 5.30% senior notes due 2014. In February 2014, we repaid $1.25 billion of borrowings outstanding under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility with the proceeds from $990 million of borrowings under its new commercial paper program and cash on hand.

In February 2014, we issued $1.2 billion aggregate principal amount of 3.60% senior notes due 2024 and $1 billion aggregate principal amount of 4.75% senior notes due 2044. The proceeds from this offering were used for working capital and general corporate purposes, including the repayment of a portion of our outstanding commercial paper and $900 million aggregate principal amount of our 2.10% senior notes due April 2014 at maturity.

In August 2014, we issued $1 billion aggregate principal amount of 3.375% senior notes due 2025 and $1 billion aggregate principal amount of 4.20% senior notes due 2034. The proceeds from this offering were used for working capital and general corporate purposes, which may, in the future, include the repayment of certain of our senior notes.

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

In February 2014, NBCUniversal Enterprise established a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s existing $1.35 billion revolving credit facility due March 2018. The commercial paper program is fully and unconditionally guaranteed by us and the cable guarantors. The proceeds from NBCUniversal Enterprise’s issuance of commercial paper were used to repay $1.25 billion of borrowings outstanding under its revolving credit facility. As of September 30, 2014, NBCUniversal Enterprise had $910 million face amount of commercial paper outstanding.

As of September 30, 2014, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and undrawn letters of credit, totaled $6.4 billion, which included $440 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In January 2014, our Board of Directors increased our share repurchase authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the nine months ended September 30, 2014, we repurchased a total of 44 million shares of our Class A Special and Class A common stock for $2.25 billion. We expect to make $750 million more in repurchases during the remainder of 2014, subject to market conditions. In addition, because we and Time Warner Cable have received shareholder approval for the merger, we intend to repurchase an additional $2.5 billion of shares through the close of the Time Warner Cable merger in early 2015, subject to market conditions.

In January 2014, our Board of Directors approved a 15% increase in our dividend to $0.90 per share on an annualized basis. In each of January, May and July 2014, our Board of Directors approved a quarterly dividend of $0.225 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2014	$585	April
Three months ended June 30, 2014	$583	July
Three months ended September 30, 2014	$580	October

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights, accounting for income taxes, and accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2014 and no impairment charge was required.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 12 to Comcast’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings. There have been no material developments in the matter reported in our 2013 Annual Report on Form 10-K regarding the California Attorney General and the Alameda County, California District Attorney’s investigation of certain of our waste disposal policies, procedures and practices.

NBCUniversal Media, LLC is subject to legal proceedings and claims that arise in the ordinary course of its business. It does not expect the final disposition of any of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time consuming and could injure its reputation.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2013 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s common stock repurchases under its Board-authorized share repurchase program during the three months ended September 30, 2014.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
July 1-31, 2014
Comcast Class A	—	$—	—	$—	$6,000,000,000
Comcast Class A Special	—	$—	—	$—	$6,000,000,000
August 1-31, 2014
Comcast Class A	—	$—	—	$—	$6,000,000,000
Comcast Class A Special	—	$—	—	$—	$6,000,000,000
September 1-30, 2014
Comcast Class A	1,277,550	$55.40	1,277,550	$70,770,180	$5,929,229,820
Comcast Class A Special	12,598,050	$53.92	12,598,050	$679,245,283	$5,249,984,537
Total	13,875,600	$54.05	13,875,600	$750,015,463	$5,249,984,537

(a)

In January 2014, our Board of Directors increased our share repurchase authorization to $7.5 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $750 million more in repurchases during the remainder of 2014, subject to market conditions. We also intend to repurchase an additional $2.5 billion of shares through the close of the Time Warner Cable merger in early 2015, subject to market conditions.

The total number of shares purchased during the three months ended September 30, 2014 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on October 23, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2014, filed with the Securities and Exchange Commission on October 23, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: October 23, 2014

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Senior Vice President (Principal Accounting Officer)

Date: October 23, 2014

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	September 30, 2014	December 31, 2013
Assets
Current Assets:
Cash and cash equivalents	$865	$967
Receivables, net	4,784	4,911
Programming rights	976	903
Other current assets	779	615
Total current assets	7,404	7,396
Film and television costs	5,552	4,983
Investments	907	884
Property and equipment, net of accumulated depreciation of $2,051 and $1,599	7,989	7,650
Goodwill	14,916	14,882
Intangible assets, net of accumulated amortization of $4,430 and $4,003	14,380	14,857
Other noncurrent assets, net	1,181	1,087
Total assets	$52,329	$51,739

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,325	$1,583
Accrued participations and residuals	1,444	1,239
Program obligations	672	657
Deferred revenue	862	846
Accrued expenses and other current liabilities	1,424	1,465
Note payable to Comcast	1,078	799
Current portion of long-term debt	1,011	906
Total current liabilities	7,816	7,495
Long-term debt, less current portion	9,242	10,259
Accrued participations, residuals and program obligations	1,069	1,015
Other noncurrent liabilities	3,514	3,412
Commitments and contingencies
Redeemable noncontrolling interests	322	231
Equity:
Member’s capital	30,115	29,056
Accumulated other comprehensive income (loss)	(12)	(16)
Total NBCUniversal member’s equity	30,103	29,040
Noncontrolling interests	263	287
Total equity	30,366	29,327
Total liabilities and equity	$52,329	$51,739

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Revenue	$5,921	$5,851	$18,813	$17,186
Costs and Expenses:
Programming and production	2,633	2,803	9,117	8,496
Other operating and administrative	1,363	1,251	3,977	3,623
Advertising, marketing and promotion	509	547	1,558	1,673
Depreciation	160	160	498	467
Amortization	211	192	608	578
	4,876	4,953	15,758	14,837
Operating income	1,045	898	3,055	2,349
Other Income (Expense):
Interest expense	(125)	(129)	(381)	(386)
Investment income (loss), net	3	1	18	9
Equity in net income (losses) of investees, net	20	(132)	49	(105)
Other income (expense), net	(59)	(298)	(136)	(386)
	(161)	(558)	(450)	(868)
Income before income taxes	884	340	2,605	1,481
Income tax expense	(51)	(62)	(189)	(162)
Net income	833	278	2,416	1,319
Net (income) loss attributable to noncontrolling interests	(31)	(42)	(118)	(105)
Net income attributable to NBCUniversal	$802	$236	$2,298	$1,214

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Net income	$833	$278	$2,416	$1,319
Unrealized gains (losses) on marketable securities, net	(2)	—	3	—
Deferred gains (losses) on cash flow hedges, net	11	(5)	9	(5)
Employee benefit obligations, net	—	—	—	(1)
Currency translation adjustments, net	(26)	13	(8)	(32)
Comprehensive income (loss)	816	286	2,420	1,281
Net (income) loss attributable to noncontrolling interests	(31)	(42)	(118)	(105)
Comprehensive income attributable to NBCUniversal	$785	$244	$2,302	$1,176

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2014	2013
Net cash provided by operating activities	$3,156	$3,734
Investing Activities
Capital expenditures	(884)	(807)
Cash paid for intangible assets	(86)	(86)
Acquisitions of real estate properties	—	(1,705)
Acquisitions, net of cash acquired	(118)	(42)
Note receivable from Comcast	—	(981)
Return of capital from investees	5	131
Purchases of investments	(29)	(235)
Other	(145)	(20)
Net cash provided by (used in) investing activities	(1,257)	(3,745)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	279	—
Repurchases and repayments of debt	(904)	(91)
Redemption Transaction distribution	—	(3,200)
Distributions to noncontrolling interests	(135)	(144)
Distributions to member	(1,237)	(938)
Settlement of Station Venture liability	—	(602)
Other	(4)	(65)
Net cash provided by (used in) financing activities	(2,001)	(5,040)
Increase (decrease) in cash and cash equivalents	(102)	(5,051)
Cash and cash equivalents, beginning of period	967	5,921
Cash and cash equivalents, end of period	$865	$870

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, January 1, 2013	$131	$31,900	$(65)	$419	$32,254
Compensation plans		7			7
Redemption Transaction distribution		(3,200)			(3,200)
Dividends declared		(938)			(938)
Contributions from (distributions to) noncontrolling interests, net	(14)			(125)	(125)
Other		(198)		(2)	(200)
Other comprehensive income (loss)			(38)		(38)
Net income (loss)	10	1,214		95	1,309
Balance, September 30, 2013	$127	$28,785	$(103)	$387	$29,069
Balance, January 1, 2014	$231	$29,056	$(16)	$287	$29,327
Dividends declared		(1,237)			(1,237)
Issuance of subsidiary shares to noncontrolling interests	85
Contributions from (distributions to) noncontrolling interests, net	(15)			(120)	(120)
Other		(2)		(1)	(3)
Other comprehensive income (loss)			4		4
Net income (loss)	21	2,298		97	2,395
Balance, September 30, 2014	$322	$30,115	$(12)	$263	$30,366

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

In 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion

NBCUniversal Media, LLC

from us. Amounts owed by us to Comcast under the revolving credit agreement, including accrued interest, are presented under the caption “note payable to Comcast” in our condensed consolidated balance sheet. The revolving credit agreement bears interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2014, the borrowing margin for our London Interbank Offered Rate-based borrowings was 1.00%.

In addition, Comcast is the counterparty to one of our contractual obligations. As of September 30, 2014, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	September 30, 2014	December 31, 2013
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$241	$228
Accounts payable and accrued expenses related to trade creditors	$35	$56
Accrued expenses and other current liabilities	$34	$37
Note payable to Comcast	$1,078	$799
Other noncurrent liabilities	$383	$383

Condensed Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$316	$299	$989	$953
Operating costs and expenses	$(32)	$(29)	$(96)	$(126)
Other income (expense)	$(10)	$—	$(32)	$—

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

NBCUniversal Media, LLC

Note 4: Film and Television Costs

(in millions)	September 30, 2014	December 31, 2013
Film Costs:
Released, less amortization	$1,313	$1,630
Completed, not released	193	70
In production and in development	1,143	658
	2,649	2,358
Television Costs:
Released, less amortization	1,187	1,155
In production and in development	445	370
	1,632	1,525
Programming rights, less amortization	2,247	2,003
	6,528	5,886
Less: Current portion of programming rights	976	903
Film and television costs	$5,552	$4,983

Note 5: Investments

(in millions)	September 30, 2014	December 31, 2013
Fair Value Method	$16	$11
Equity Method:
The Weather Channel	333	333
Hulu	188	187
Other	347	332
	868	852
Cost Method	28	21
Total investments	912	884
Less: Current investments	5	—
Noncurrent Investments	$907	$884

Note 6: Long-Term Debt

As of September 30, 2014, our debt, excluding the note payable to Comcast, had a carrying value of $10.3 billion and an estimated fair value of $11.3 billion. The estimated fair value of our publicly traded debt is based primarily on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

In April 2014, we repaid $900 million aggregate principal amount of 2.10% senior notes due April 2014 at maturity.

Cross-Guarantee Structure

In 2013, we, Comcast and certain of Comcast’s 100% owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of September 30, 2014, we

NBCUniversal Media, LLC

guaranteed $32.6 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017, of which no amounts were outstanding as of September 30, 2014.

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

Changes in Contractual Obligation

(in millions)	Contractual Obligation
Balance, January 1, 2014	$747
Fair value adjustments	120
Payments	(49)
Balance, September 30, 2014	$818

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Stock options	$4	$4	$13	$11
Restricted share units	15	11	52	30
Employee stock purchase plans	1	1	5	4
Total	$20	$16	$70	$45

NBCUniversal Media, LLC

Note 9: Supplemental Financial Information

Receivables

(in millions)	September 30, 2014	December 31, 2013
Receivables, gross	$5,134	$5,348
Less: Allowance for returns and customer incentives	281	372
Less: Allowance for doubtful accounts	69	65
Receivables, net	$4,784	$4,911

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2014	September 30, 2013
Unrealized gains (losses) on marketable securities	$3	$—
Deferred gains (losses) on cash flow hedges	4	(5)
Unrecognized gains (losses) on employee benefit obligations	45	(51)
Cumulative translation adjustments	(64)	(47)
Accumulated other comprehensive income (loss), net of deferred taxes	$(12)	$(103)

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2014	2013
Net income	$2,416	$1,319
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,106	1,045
Share-based compensation	—	7
Equity in net (income) losses of investees, net	(49)	105
Cash received from investees	50	73
Net (gain) loss on investment activity and other	83	347
Deferred income taxes	52	(6)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	7	142
Film and television costs, net(a)	(483)	368
Accounts payable and accrued expenses related to trade creditors	(183)	(262)
Other operating assets and liabilities	157	596
Net cash provided by operating activities	$3,156	$3,734

(a)

Comprised of additions to our film and television cost assets of $7,188 million and $5,577 million, net of film and television cost amortization of $6,705 million and $5,945 million in 2014 and 2013, respectively.

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2014	2013	2014	2013
Interest	$38	$38	$294	$262
Income taxes	$31	$59	$141	$161

NBCUniversal Media, LLC

Noncash Investing and Financing Activities

During the nine months ended September 30, 2014:

•	we acquired $194 million of property and equipment and intangible assets that were accrued but unpaid

Note 10: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports networks, our international cable networks and our cable television production operations.

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

	Three Months Ended September 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$2,255	$868	$189	$679	$11
Broadcast Television	1,770	142	24	118	15
Filmed Entertainment(a)	1,186	151	6	145	4
Theme Parks	786	402	68	334	184
Headquarters and Other(b)	4	(142)	84	(226)	81
Eliminations(c)	(80)	(5)	—	(5)	—
Total	$5,921	$1,416	$371	$1,045	$295

	Three Months Ended September 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$2,239	$853	$183	$670	$19
Broadcast Television	1,644	34	23	11	21
Filmed Entertainment(a)	1,400	189	4	185	1
Theme Parks	661	343	73	270	142
Headquarters and Other(b)	7	(167)	69	(236)	101
Eliminations(c)	(100)	(2)	—	(2)	—
Total	$5,851	$1,250	$352	$898	$284

NBCUniversal Media, LLC

	Nine Months Ended September 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$7,236	$2,677	$558	$2,119	$30
Broadcast Television	6,207	504	78	426	52
Filmed Entertainment(a)	3,713	634	16	618	8
Theme Parks	1,888	816	210	606	486
Headquarters and Other(b)	10	(464)	244	(708)	308
Eliminations(c)	(241)	(6)	—	(6)	—
Total	$18,813	$4,161	$1,106	$3,055	$884

	Nine Months Ended September 30, 2013
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$6,877	$2,572	$549	$2,023	$67
Broadcast Television	4,893	205	74	131	38
Filmed Entertainment(a)	4,004	291	11	280	4
Theme Parks	1,669	747	218	529	427
Headquarters and Other(b)	25	(416)	193	(609)	271
Eliminations(c)	(282)	(5)	—	(5)	—
Total	$17,186	$3,394	$1,045	$2,349	$807

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