Form 10-K
period 2014-12-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2015-02-27
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2014

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

Comcast Corporation	☐
NBCUniversal Media, LLC	N/A

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

As of June 30, 2014, the aggregate market value of the Comcast Corporation Class A common stock and Class A Special common stock held by non-affiliates of the registrant was $115.221 billion and $22.369 billion, respectively.

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date:

As of December 31, 2014, there were 2,131,137,862 shares of Comcast Corporation Class A common stock, 400,484,837 shares of Class A Special common stock and 9,444,375 shares of Class B common stock outstanding.

Not applicable for NBCUniversal Media, LLC.

NBCUniversal Media, LLC meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Comcast Corporation – Part III – The registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2015.

NBCUniversal Media, LLC – NONE

Comcast Corporation

2014 Annual Report on Form 10-K

Explanatory Note

This Annual Report on Form 10-K is a combined report being filed separately by Comcast Corporation (“Comcast”) and NBCUniversal Media, LLC (“NBCUniversal”). Comcast owns all of the common equity interests in NBCUniversal, and NBCUniversal meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing its information within this Form 10-K with the reduced disclosure format. Each of Comcast and NBCUniversal is filing on its own behalf the information contained in this report that relates to itself, and neither company makes any representation as to information relating to the other company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate consolidated financial statements for each company, along with notes to the consolidated financial statements, are included in this report. Unless indicated otherwise, throughout this Annual Report on Form 10-K, we refer to Comcast and its consolidated subsidiaries, including NBCUniversal and its consolidated subsidiaries, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

This Annual Report on Form 10-K is for the year ended December 31, 2014. This Annual Report on Form 10-K modifies and supersedes documents filed before it.

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

Part I

Item 1: Business

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. In 2011, we acquired control of the businesses of NBCUniversal from General Electric Company (the “NBCUniversal transaction”), and in 2013, we acquired the remaining 49% common equity interest in NBCUniversal, LLC (“NBCUniversal Holdings”) that we did not already own.

We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses (collectively, the “NBCUniversal segments”).

•

Cable Communications: Consists of the operations of Comcast Cable, which is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand; we also provide similar and other services to small and medium-sized businesses and sell advertising.

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

•	Filmed Entertainment: Consists primarily of the studio operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California.

Our other business interests consist primarily of Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

In 2014, our Cable Communications segment generated 64% of our consolidated revenue and 79% of our operating income before depreciation and amortization.

For financial and other information about our reportable business segments, refer to Note 18 to Comcast’s consolidated financial statements and Note 17 to NBCUniversal’s consolidated financial statements included in this Annual Report on Form 10-K.

For additional information on general developments of our business, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

1	Comcast 2014 Annual Report on Form 10-K

Proposed Merger and Divestiture Transactions

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”) whereby Time Warner Cable will become our wholly owned subsidiary (the “Time Warner Cable merger”). Time Warner Cable is among the largest providers of video, high-speed Internet and voice services in the United States, located mainly in five geographic areas: New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. We expect the Time Warner Cable merger to close in early 2015. As of December 31, 2014, Time Warner Cable had 11.0 million video customers, 12.3 million high-speed Internet customers and 5.6 million voice customers. On April 25, 2014, in connection with the merger agreement, we entered into an agreement with Charter Communications, Inc. (“Charter”) that, among other things, would result in a net disposition of approximately 3.7 million video subscribers with an expected closing 30 to 60 days following the close of the Time Warner Cable merger. Both transactions are subject to regulatory approval and other customary conditions. For additional information about these transactions, see Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Comcast 2014 Annual Report on Form 10-K	2

Description of Our Businesses

Cable Communications Segment

The table below summarizes certain customer and penetration data for our cable system operations.

December 31 (in millions)	2014	2013	2012	2011	2010
Homes and businesses passed(a)	54.7	53.8	53.2	52.5	51.9
Total customer relationships(b)	27.0	26.7	26.5
Single product customers(b)	8.4	8.8	9.3
Double product customers(b)	8.8	8.5	8.5
Triple product customers(b)	9.9	9.4	8.6
Video
Video customers(c)
Billable customers method	22.4	22.6	22.8
EBU method		21.7	22.0	22.3	22.8
Video penetration(d)	40.9%	41.9%	43.0%	42.5%	43.9%
Digital video customers(e)	22.2	22.4	22.2	20.6	19.7
Digital video penetration(e)	99.4%	99.1%	97.1%	92.0%	86.6%
High-speed Internet
High-speed Internet customers(c)	22.0	20.7	19.4	18.1	17.0
High-speed Internet penetration(d)	40.2%	38.4%	36.4%	34.6%	32.7%
Voice
Voice customers(c)	11.2	10.7	10.0	9.3	8.6
Voice penetration(d)	20.5%	19.9%	18.7%	17.8%	16.6%

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

(b)

Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product and triple product customers represent customers that subscribe to one, two or three of our cable services, respectively. Customer relationship metrics are not available prior to December 31, 2012.

(c)

Beginning in 2014, our Cable Communications segment revised the methodology it uses for counting and reporting customers who reside in multiple dwelling units (“MDUs”) and are billed under bulk contracts (the “billable customers method”). For MDUs whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we now count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is now counted as a single customer. Previously, we had counted and reported these customers on an equivalent billing unit basis by dividing monthly revenue received under an MDU’s bulk contract by the standard monthly residential rate where the MDU was located (the “EBU method”). We believe the billable customers method is consistent with the methodology used by other companies in our industry to count and report customers.

The table above presents the total number of video customers and digital video customers as of December 31, 2014, 2013 and 2012 and high-speed Internet and voice customers as of December 31, 2014 and 2013 using the billable customers method. The total number of video customers as of December 31, 2013 and 2012 are also presented using the EBU method to show an appropriate comparison. Because the difference in the total number of customers using the billable customers method and the EBU method for high-speed Internet and voice customers was not material, the December 31, 2012 metrics for high-speed Internet and voice customers are presented using the EBU method. The customer and penetration data as of December 31, 2011 and 2010 has not been adjusted for video, digital video, high-speed Internet or voice.

(d)	Penetration is calculated by dividing the number of customers by the number of homes and businesses passed.

(e)

Digital video customers include customers receiving digital signals through any means, including CableCARDs and digital transport adapters. Digital video penetration is calculated by dividing the number of digital video customers by total video customers.

3	Comcast 2014 Annual Report on Form 10-K

Cable Services

We offer a variety of cable services over our cable distribution system to residential and business customers. Subscription rates and related charges vary according to the services and features customers receive and the type of equipment they use, and customers are typically billed in advance on a monthly basis. Residential cable services customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their contracts, which typically have 2 to 5 year terms.

The Areas We Serve

The map below highlights our footprint as of December 31, 2014 and the designated market areas (“DMAs”) in which we offer cable services that have 125,000 or more video customers. The number of high-speed Internet customers in these DMAs is substantially similar to the number of our video customers. The locations that are bolded represent the markets we operate in that are also included in the top 25 U.S. TV markets as of December 31, 2014.

Video Services

We offer a broad variety of video services under the XFINITY brand, with access to hundreds of channels depending on the customer’s level of service. Our levels of service typically range from a limited basic service with access to between 20 and 40 channels to a full digital service with access to over 300 channels. Our video services generally include programming provided by national broadcast networks, local broadcast stations, and national and regional cable networks, as well as governmental and public access programming. Our digital video services generally include access to our On Demand service and an interactive, on-screen program guide. We also offer packages that include extensive amounts of foreign-language programming, and we offer other specialty tiers of programming with sports, family and international themes. We tailor our video services for a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

Our video customers may also subscribe to premium network programming. Premium networks include cable networks such as HBO, Showtime, Starz and Cinemax that generally offer, without commercial interruption, movies, original programming, live and taped sporting events and concerts, and other features.

Our On Demand service provides our digital video customers with almost 55,000 programming choices, including 20,000 in high definition. A substantial portion of our On Demand content is available to our digital

Comcast 2014 Annual Report on Form 10-K	4

video customers at no additional charge. Digital video customers who subscribe to a premium network have access to the premium network’s On Demand content without additional fees. Our On Demand service also allows our video customers to view, in most cases for a specified fee, individual new release movies and special-event programs, such as sporting events and concerts. We plan to continue increasing the number of On Demand choices available, including the number of movies and television shows that can be purchased to own electronically.

Our HD service provides customers with high-resolution picture quality, improved audio quality and a wide-screen format through an HD set-top box. Our HD service includes a broad selection of HD programming choices, including major broadcast networks, national cable networks, premium networks and regional sports networks. Our DVR service allows digital video customers to record and store programs on their set-top box and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind live television.

Our video customers may view certain live programming and On Demand content, browse program listings, and schedule and manage DVR recordings through our XFINITY online portal. We also have invested in our IP and cloud-enabled video platform, referred to as our X1 platform, which is now available in all of the markets in which we operate. The X1 platform provides integrated search functionality, personalized recommendations and apps accessible through televisions. In 2014, we began to offer Cloud DVR technology, which is now available in over 50% of our markets. Cloud DVR technology allows our video customers to record television shows and movies from their home using cloud-based servers and then view those recordings on mobile devices via our mobile apps.

Video customers may also subscribe to our Streampix service that, depending on the customer’s level of service, may include a monthly fee. Streampix provides customers with access to certain programming via On Demand, online and through our mobile apps.

High-Speed Internet Services

We offer a variety of high-speed Internet services with downstream speeds of up to 105 Mbps, and we also have introduced downstream speeds of up to 505 Mbps in limited markets. These services also include our XFINITY online portal and mobile apps, which provide access to email, contacts and calendars, as well as online security features. In addition, we are actively deploying wireless gateways, which combine a customer’s wireless router, cable modem and voice adapter, to improve the performance of multiple Internet-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network. We are continuing to expand our network of outdoor, business and in-home Wi-Fi hotspots for most of our high-speed Internet customers to access our high-speed Internet services inside and outside the home, and there are currently 8.3 million hotspots accessible to most of our customers.

Voice Services

We offer voice service plans using an interconnected Voice over Internet Protocol (“VoIP”) technology. Our plans provide either usage-based or unlimited local and domestic long-distance calling and include options for international calling plans, voicemail, voicemail transcriptions, text messaging, caller ID and call waiting. For customers with our high-speed Internet services, our voice services also include the ability to access and manage voicemail, text messaging and other account features through our XFINITY online portal or our mobile apps.

Business Services

We offer our cable services to small (up to 20 employees) and medium-sized (up to 500 employees) businesses (“business services”). In addition to the features we provide to our residential cable services customers, our services for business customers include an interactive tool that allows customers to share,

5	Comcast 2014 Annual Report on Form 10-K

coordinate and store documents online, hosted voice services that use cloud network servers, a business directory listing, and the added capacity for multiple phone lines.

We also offer our medium-sized business customers advanced voice services and Ethernet network services that connect multiple locations and provide higher downstream speed options, and we offer cellular backhaul services to mobile network operators to help those customers manage network bandwidth.

Advertising

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that our Spotlight business sells to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service.

Other Revenue Sources

We receive revenue related to cable franchise and other regulatory fees and our home security and automation services. Cable franchise and other regulatory fees represent the fees we are required to pay to federal, state and local authorities that we pass through to our customers. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. Our home security and automation services provide our customers with home monitoring services and the ability to manage other functions within the home, such as lighting and climate control, through our XFINITY online portal or our mobile apps. We also receive revenue related to our digital media center and commissions from electronic retailing networks.

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

We continue to focus on technology initiatives, such as:

•

developing and launching next-generation media and content delivery platforms, such as our X1 platform and Cloud DVR technology that use IP technology and our own cloud network servers to deliver video and advanced search capabilities, allow access to certain third-party apps via the Internet and allows for integration with our home security and automation services

•

developing and launching wireless options such as Wi-Fi to extend our services inside and outside the home; and deploying wireless gateways that improve the performance of multiple Internet-enabled devices used at the same time within the home, allow for more activity on these devices and provide faster Internet speeds

•

developing multiple tools to recapture bandwidth and optimize our network to allow for faster Internet speeds and capacity, including using advanced video encoding and digital compression technologies and DOCSIS innovations, such as DOCSIS 3.1

•	developing and deploying technology and software that allow us to:

•	better identify and resolve problems with our cable services and better integrate our software with third-party software

Comcast 2014 Annual Report on Form 10-K	6

•	provide customers with the ability to subscribe to our cable services via the Internet, to perform self-diagnostics and to resolve problems with our cable services

•	better serve our customers and our in-home technicians

Sources of Supply

To offer our video services, we license a substantial portion of our programming from cable networks and broadcast networks, as well as from local broadcast television stations. We attempt to secure long-term programming distribution agreements with our content providers. We also license individual programs or packages of programs from programming suppliers for our On Demand and streaming services. We seek to include in our distribution agreements the right to offer such programming to our subscribers through multiple delivery platforms that may be used in a variety of locations, such as through On Demand, our XFINITY online portal and our mobile apps.

Our video programming expenses are affected by the programming license fees charged by cable networks, the fees we pay for retransmission of the signals from local broadcast television stations, the number of video customers we serve and the amount of content we provide. We anticipate that our programming expenses will continue to increase as we provide additional content to our customers; as we deliver this content through an increasing number of platforms, including On Demand, online and our mobile apps; and as the fees we pay increase, primarily from retransmission consent fees and sports programming costs. We believe that adding more content and delivering it on various platforms will help us attract and retain video customers.

We purchase from a limited number of suppliers a significant number of set-top boxes and certain other customer premise equipment, network equipment and services that we use to provide our cable services.

For our high-speed Internet services, we license software products, such as email and security software, and content, such as news feeds for our XFINITY online portal, from a variety of suppliers. Under our contracts with these suppliers, we generally pay on a fixed-fee basis, on a per subscriber basis in the case of software product licenses or on a video advertising revenue share basis in the case of content licenses.

For our voice services, we license software products such as voicemail and text messaging from a variety of suppliers under multiyear contracts. The fees we pay are generally based on the consumption of the related services.

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

7	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Segments

Cable Networks

Our Cable Networks segment consists of a diversified portfolio of national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, various international cable networks, and our cable television production operations. We also own various digital media properties, which primarily include brand-aligned websites.

The table below presents a summary of our national cable networks.

Cable Network	Approximate U.S. Subscribers at December 31, 2014 (in millions)(a)	Description of Programming
USA Network	96	General entertainment
Syfy	95	Imagination-based entertainment
MSNBC	95	News and information
E!	94	Entertainment and pop culture
CNBC	94	Business and financial news
Bravo	92	Entertainment, culture and arts
NBC Sports Network	81	Sports
Golf Channel	79	Golf competition and golf entertainment
Oxygen	78	Women’s interests
Esquire Network	70	Men’s lifestyle and entertainment
Sprout	58	Children’s entertainment
Chiller	39	Horror and suspense
CNBC World	38	Global financial news
Universal HD	31	General entertainment HD programming
Cloo	26	Crime, mystery and suspense

(a)

Subscriber data is based on The Nielsen Company’s January 2015 report, which is derived from information available during the period December 22, 2014 through December 28, 2014, except for Universal HD, which is derived from information provided by multichannel video providers.

The regional sports and news networks in our Cable Networks segment together serve more than 29 million subscribers across the United States, including key markets such as Baltimore/Washington, Boston, Chicago, Philadelphia, Portland, Sacramento and San Francisco.

We market and distribute our cable network programming in the United States and internationally to multichannel video providers, as well as to subscription video on demand services such as Netflix, Amazon and Hulu. These distributors may exhibit our content on television, including via video on demand and pay-per-view, online and through mobile apps.

Our cable networks produce their own programs or acquire programming rights from third parties. Our cable television production operations identify, develop and produce original content for cable television and other distribution platforms for our cable networks and third parties. We license this content to cable networks, broadcast networks and subscription video on demand services.

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming and from the sale of advertising. Distribution revenue is generated from distribution agreements with multichannel video providers. Advertising revenue is generated from the sale of advertising units on our cable networks and related digital media properties. We also generate content licensing and other revenue primarily

Comcast 2014 Annual Report on Form 10-K	8

from the licensing of our owned programming through distribution to subscription video on demand services and various other distribution platforms in the United States and internationally, and from the sale of our owned programming electronically through digital distributors such as iTunes.

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast television networks, which together serve audiences and advertisers in all 50 states. Our Broadcast Television segment also includes our owned NBC and Telemundo local broadcast television stations and our broadcast television production operations.

Our Broadcast Television segment generates revenue primarily from the sale of advertising, from content licensing and from fees received under retransmission consent agreements. Advertising revenue is generated from the sale of advertising units on our broadcast networks, owned local broadcast television stations and related digital media properties. Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally, including to cable and broadcast networks and to subscription video on demand services. Our owned local television stations receive fees from multichannel video providers in exchange for retransmission consent that allows carriage of the stations’ signals. We also receive a portion of the retransmission fees received by our NBC affiliated broadcast television stations. We expect these fees to continue to increase in the future as we, as well as our NBC affiliated broadcast television stations, renegotiate distribution agreements with multichannel video providers. We also generate revenue from the sale of our owned programming on standard-definition DVDs and Blu-ray discs (together, “DVDs”) and electronically through digital distributors such as iTunes.

NBC Network

The NBC network distributes more than 5,000 hours of entertainment, news and sports programming annually, and its programs reach viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 10 NBC owned local broadcast television stations. The NBC network develops a broad range of entertainment, news and sports content and also airs a variety of special-events programming. The NBC network’s programming library consists of rights of varying nature to more than 100,000 episodes of popular television content, including current and classic titles, unscripted programming, sports, news, long-form and short-form programming, and locally produced programming from around the world. In addition, the NBC network owns various digital media properties, which primarily include brand-aligned websites.

The NBC network produces its own programs or acquires the rights to programming from third parties. NBCUniversal has various contractual commitments for the licensing of rights to multiyear programming, primarily sports programming. Our most significant sports programming commitments include an agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including Sunday Night Football on NBC through the 2022-23 season and the 2015, 2018 and 2021 Super Bowl games. In addition, the NBC network owns the U.S. broadcast rights for the summer and winter Olympic Games through 2032. We also have broadcast rights to a specified number of NHL games through the 2020-21 season, U.S. television rights to English Premier League soccer through the 2015-16 season, certain PGA TOUR golf events through 2021 and certain NASCAR events through 2024. NBCUniversal’s sports programming agreements also include rights to distribute content on our national cable networks, including NBC Sports Network and Golf Channel, on our regional sports networks where applicable, and also online, including through our mobile apps.

Our broadcast television production operations develop and produce original content, including scripted and unscripted series and talk shows. This original content is licensed to broadcast networks, cable networks and local broadcast television stations owned by us and third parties, as well as to subscription video on demand

9	Comcast 2014 Annual Report on Form 10-K

services, and it is sold in DVD format, both in the United States and internationally, and electronically through digital distributors. We also produce first-run syndicated shows, which are programs for initial exhibition on local broadcast television stations in the United States, on a market-by-market basis, without prior exhibition on a network. We currently distribute some of our television programs after their initial exhibition, as well as older television programs from our library, to local broadcast television stations and cable networks in the off-network syndication market.

NBC Local Broadcast Television Stations

We own and operate 10 NBC affiliated local broadcast television stations that as of December 31, 2014 collectively reached 32 million U.S. television households, which represents approximately 27% of all U.S. television households. In addition to airing the NBC network’s national programming, our local broadcast television stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC affiliated local broadcast television stations that we own and operate.

DMA Served(a)	Station	General Market Rank(b)	Percentage of U.S. Television Households(c)
New York, NY	WNBC	1	6%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC	8	2%
Miami-Ft. Lauderdale, FL	WTVJ	16	1%
San Diego, CA	KNSD	28	1%
Hartford, CT	WVIT	30	1%

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2014-15 season.

(c)

Based on Nielsen estimates for the 2014-15 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the Federal Communications Commission’s (“FCC”) national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network, its 17 owned local broadcast television stations and the NBC Universo (formerly mun2) national cable network.

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

Comcast 2014 Annual Report on Form 10-K	10

Telemundo Local Broadcast Television Stations

As of December 31, 2014, Telemundo owned 17 local broadcast television stations, including 16 local broadcast television stations affiliated with the Telemundo network and an independent television station in Puerto Rico. The table below presents a summary of these local broadcast television stations, which collectively reached approximately 59% of U.S. Hispanic television households as of December 31, 2014.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	13%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	4%
Chicago, IL	WSNS	5	4%
Dallas-Fort Worth, TX	KXTX	6	4%
San Antonio, TX	KVDA(d)	7	3%
San Francisco-Oakland-San Jose, CA	KSTS	8	3%
Phoenix, AZ	KTAZ	9	3%
Harlingen-Brownsville-McAllen, TX	KTLM	10	2%
Fresno, CA	KNSO(d)	14	2%
Philadelphia, PA	WWSI	16	2%
Denver, CO	KDEN	17	2%
Boston, MA	WNEU(d)	22	1%
Las Vegas, NV	KBLR	24	1%
Tucson, AZ	KHRR	25	1%
Puerto Rico	WKAQ	—	—

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 14.5 million U.S. Hispanic households as of December 31, 2014.

(c)

Based on Nielsen estimates for the 2014-15 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

Our Filmed Entertainment segment produces, acquires, markets and distributes both live-action and animated filmed entertainment worldwide, and it also develops, produces and licenses live stage plays.

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

We have entered into, and may continue to enter into, film cofinancing arrangements with third parties, including both studio and nonstudio entities, to jointly finance or distribute certain of our film productions. These arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. Investors generally assume the full risks and rewards of ownership proportionate to their ownership in the film.

11	Comcast 2014 Annual Report on Form 10-K

The majority of our produced and acquired films are initially distributed for exhibition in movie theaters. After their release in movie theaters, we sell and license our films through various methods. We distribute our films globally by selling them in DVD format to retail stores, rental kiosks and subscription by mail services and by selling electronic copies through digital distributors and the video on demand services provided by multichannel video providers, including our Cable Communications segment. We also license our films, including selections from our film library, to cable, broadcast and premium networks, to subscription video on demand services, and to video on demand and pay-per-view services. The volume of our content that is made available through subscription video on demand services is increasing as consumers continue to seek alternative ways to view our content.

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films in home entertainment formats, such as DVDs, and electronically through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from a movie ticketing and entertainment business.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as CityWalk, a dining, retail and entertainment complex. Universal Orlando also features on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood, California consists primarily of Universal Studios Hollywood. In addition, we license the right to use the Universal Studios brand name and other intellectual property, and also provide other services, to third parties that own and operate the Universal Studios Japan theme park in Osaka, Japan and the Universal Studios Singapore theme park on Sentosa Island, Singapore. We also own a water park, Wet ‘n Wild, in Orlando, Florida.

Our Theme Parks segment licenses the right to use a substantial amount of intellectual property from third parties for its themed elements in rides, attractions, retail outlets and merchandising.

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal Orlando and Hollywood theme parks. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise. Our Theme Parks segment also receives fees from the third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

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

Cable Communications

Competition for our video services consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all of our service areas, and phone companies with fiber-based networks, which overlap approximately 55% of our service areas and are continuing to expand their fiber-based networks. Our high-speed Internet services primarily compete with phone companies with fiber-based networks, which overlap approximately 60% of our service areas and also are continuing to expand their

Comcast 2014 Annual Report on Form 10-K	12

fiber-based networks. Many of these competitors offer features, pricing and packaging for these services, individually and in bundles, comparable to the pricing and services we offer. There also continue to be new companies, some with significant financial resources, that potentially may compete on a larger scale with some or all of our cable services. For example, companies continue to emerge that provide Internet streaming and downloading of video programming, some of which charge a nominal or no fee, and Google is providing high-speed Internet and video services in a limited number of areas in which we operate and recently announced plans to expand into additional geographical areas. Moreover, wireless technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as customers replace landline phones with mobile phones and Internet-based phone services such as Skype.

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming and other information to receiving dishes located on the customer’s premises

•	phone companies that have built and continue to build fiber-based networks that provide cable services similar to ours, which now overlap a substantial portion of our service areas

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•	satellite master antenna television (“SMATV”) systems that generally serve MDUs, office complexes and residential developments

We also may compete with digital distributors that offer online services and devices that enable Internet video streaming and downloading of movies, television shows and other video programming.

Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable services. The FCC adopted rules favoring new investment by certain phone companies in networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video services. The FCC also has launched a rulemaking to classify certain online video distributors as multichannel video distributors under the FCC’s rules and thereby provide them with certain regulatory benefits under the rules. See “Legislation and Regulation” below for additional information.

Direct Broadcast Satellite Providers

According to recent government and industry reports, conventional medium-power and high-power satellites provide video programming to 34 million subscribers in the United States. DBS providers with high-power satellites typically offer video services substantially similar to our video services. Two companies, DIRECTV and DISH Network, provide video service to substantially all of these DBS subscribers. DBS providers also have marketing arrangements with certain phone companies in which the DBS provider’s video services are sold together with the phone company’s high-speed Internet and phone services.

Phone Companies

Certain phone companies, in particular AT&T and Verizon, have built and are continuing to build wireline fiber-based networks that provide video, high-speed Internet and voice services in substantial portions of our service areas. These and other phone companies with fiber-based networks or digital subscriber line technology (“DSL”), such as CenturyLink, also may market video services provided by DBS providers in certain areas

13	Comcast 2014 Annual Report on Form 10-K

where they provide only high-speed Internet and phone services. In May 2014, AT&T, our largest phone company competitor, announced its intention to acquire DirecTV, the nation’s largest DBS provider. If completed, this transaction will create an even larger competitor for our cable services that will have the ability to expand its cable service offerings to include bundled wireless offerings.

Other Wireline Providers

Federal law prohibits franchising authorities from unreasonably denying requests for additional franchises, and it permits franchising authorities to operate cable systems. In addition to phone companies, various other companies, including those that traditionally have not provided video services and have significant financial resources, have obtained cable franchises and provide competing cable services. These and other cable systems offer cable services in some areas where we hold franchises. We anticipate that facilities-based competitors may emerge in other franchise areas that we serve.

Satellite Master Antenna Television Systems

Our video services also compete for customers with SMATV systems. SMATV system operators typically are not subject to regulation in the same manner as local, franchised cable system operators. SMATV systems offer their subscribers both improved reception of local broadcast television stations and much of the programming offered by our cable systems. In addition, some SMATV system operators offer packages of video, Internet and phone services to residential and business subscribers.

Online Video Services

We may also compete with online services from digital distributors that offer Internet video streaming and downloading of movies, television shows and other video programming and in some cases charge a nominal or no fee. A number of companies also have announced plans to launch online video services that will reportedly include both linear and on-demand programming and one traditional provider of cable services has begun to offer smaller packages of programming networks directly to customers over the Internet at prices lower than our traditional video service package offerings. Some content providers also are beginning to offer programming directly to customers over the Internet for a nominal fee. Additionally, we may compete with consumer electronic companies that sell Internet-connected TVs or gaming consoles that provide a user interface for searching television and other programming and offer links to various third-party apps. The success of these newer services could negatively impact demand for our video services, including for our DVR, premium network and On Demand services.

Other

Our cable services also may compete for customers with other companies, such as local broadcast television stations that provide multiple channels of free over-the-air programming, as well as video rental services and home entertainment and gaming products.

High-Speed Internet Services

We compete with a number of companies offering Internet services, many of which have substantial resources, including:

•	wireline phone companies

•	Internet service providers

•	wireless phone companies and other providers of wireless Internet service

•	satellite broadband providers

•	power companies

•	municipal broadband networks

Comcast 2014 Annual Report on Form 10-K	14

DSL technology allows Internet access to be provided to customers over phone lines at data transmission speeds substantially greater than those of dial-up modems. Phone companies and certain other companies offer DSL service, and several of these companies have increased data transmission speeds, lowered prices or created bundled service packages. In addition, some phone companies, such as AT&T, CenturyLink and Frontier, have built and are continuing to build out fiber deeper in their networks, which allows them to provide data transmission speeds that exceed those that can be provided with traditional DSL technology and are now offering these higher-speed services in many of our service areas. Verizon, on the other hand, has built out and continues to build out a fiber-to-the-home network in many of our services areas, while Google has launched a similar fiber-to-the-home network and is providing high-speed Internet services in a limited number of areas in which we operate and recently announced plans to expand in additional geographical areas. Certain municipalities in our service areas are also building fiber-based networks.

Various wireless companies are offering Internet services using a variety of network types, including 3G and 4G wireless high-speed Internet networks and Wi-Fi networks. Some of these services are similar to ours. These networks work with devices such as smartphones, laptops, tablets and mobile wireless routers, as well as wireless data cards. In addition, a number of commercial venues, such as retail malls, restaurants and airports, offer Wi-Fi service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and other Internet access networks. The availability of these wireless offerings could negatively impact the demand for our high-speed Internet services.

Voice Services

Our voice services compete with wireline phone companies, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless phone service providers and other Internet-based and VoIP service providers. Certain phone companies, such as the ILECs AT&T and Verizon, have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources. In addition, we are increasingly competing with wireless phone service providers as customers replace landline phones with mobile phones and Internet-based phone services.

Business Services

Our business services primarily compete for business services customers with a variety of phone companies, including ILECs and CLECs. These companies either operate their own network infrastructure or rely on reselling all or part of another carrier’s network. We also compete with satellite operators who provide video offerings for businesses.

NBCUniversal Segments

Cable Networks and Broadcast Television

Our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including cable, broadcast and premium networks, local broadcast television stations, home entertainment, pay-per-view and video on demand services, online activities, such as social networking and viewing user-generated content, video games, and other forms of entertainment, news and information. Our cable networks, broadcast television networks and owned local broadcast television stations may compete for viewers’ attention with subscription video on demand services, some of which have their own high-quality original content.

Our cable networks, broadcast television networks and owned local broadcast television stations compete for the acquisition of programming and for on-air and creative talent with other cable and broadcast networks, local television stations and subscription video on demand services. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant.

15	Comcast 2014 Annual Report on Form 10-K

Our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers and subscription video on demand services. Our broadcast television networks compete with the other broadcast networks in markets across the United States to secure affiliations with independently owned television stations, which are necessary to ensure the effective distribution of network programming to a nationwide audience.

In addition, our cable networks and broadcast television production operations compete with other production companies and creators of content for the acquisition of story properties, creative, performing and technical personnel, and with distributors for their content and for consumer interest in their content.

Filmed Entertainment

Our filmed entertainment business competes for audiences for its films and other entertainment content with other major studios and, to a lesser extent, with independent film producers, as well as with alternative forms of entertainment. Our competitive position primarily depends on the number of films we produce, their distribution and marketing success and consumer response. Our filmed entertainment business also competes to obtain creative, performing and technical talent, including writers, actors, directors and producers, as well as scripts for films. Our filmed entertainment business also competes with the other major studios and other producers of entertainment content for sources of financing for the production of its films, for the exhibition of its films in theaters, for shelf space in retail stores for its DVDs and for digital distribution of its products.

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

Advertising

Our cable communications business, cable networks, broadcast television networks, and owned local broadcast television stations compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as online, radio and print media. Additionally, the willingness of advertisers to purchase advertising from us may be adversely affected by lower audience ratings at our cable networks, broadcast television networks and owned local broadcast television stations. Declines in advertising revenue also can be caused by increased competition for the leisure time of audiences and audience fragmentation and from the growing use of technologies such as DVRs and video on demand services, which give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within programming, and from subscription video on demand services.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. See Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations and refer to the “Seasonality and Cyclicality” discussion for additional information.

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses, which are also subject to other regulation by federal, state, local and foreign authorities under applicable laws and regulations, as well as under agreements we enter into

Comcast 2014 Annual Report on Form 10-K	16

with franchising authorities. In addition, our businesses are subject to compliance with the terms of the FCC Order approving the NBCUniversal transaction (the “NBCUniversal Order”) and a consent decree entered into between us, the Department of Justice (“DOJ”) and five states (the “NBCUniversal Consent Decree”), which contain conditions and commitments of varying duration, ranging from three to seven years after September 2011.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, which may significantly affect our businesses. For example, in February 2015, the FCC adopted new open Internet regulations that reclassify broadband Internet service as a “telecommunications service,” making it subject to common carriage regulations under Title II of the Communications Act. In addition, in February 2015, the FCC adopted an order that preempted certain state laws that had restricted municipalities from operating municipally owned broadband networks. See “Cable Communications Segment – High Speed Internet Services” below. Congress also is expected to consider a number of legislative proposals addressing communications issues, including whether it should rewrite the entire Communications Act to account for changes in the communications marketplace, how it should address the FCC’s authority to implement open Internet regulations, and whether it should modify rules relating to cable distribution of local broadcast television stations. We are unable to predict whether any such proposals will be enacted into law, or how any such changes would ultimately affect our businesses. We are also seeking regulatory approvals from federal, state and local authorities relating to our acquisition of cable systems from Time Warner Cable and Charter and cannot predict what conditions might be applied to any such approvals or how such conditions might affect our businesses.

The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the NBCUniversal Order, the NBCUniversal Consent Decree, and other legislation and regulations for further information.

Cable Communications Segment

Video Services

Program Carriage

The Communications Act and FCC regulations prohibit cable operators and other multichannel video providers from requiring a financial interest in, or exclusive distribution rights for, any video programming network as a condition of carriage, or from unreasonably restraining the ability of an unaffiliated programming network to compete fairly by discriminating against the network on the basis of its non-affiliation in the selection, terms or conditions for carriage. The FCC is considering proposals to further expand program carriage regulations that may be disadvantageous to us. In addition, the NBCUniversal Order prohibits discriminating against a network on the basis of its non-affiliation in the selection, terms or conditions for carriage, and requires that, if we place news and/or business news channels in a channel lineup “neighborhood,” we must place all independent news and business news channels in that neighborhood. In early 2014, we settled a complaint filed by Bloomberg Television at the FCC involving this condition. We have been involved in other program carriage disputes at the FCC and may continue to be subject to program carriage complaints in the future. Adverse decisions in disputes under the program carriage regulations or NBCUniversal Order conditions could negatively affect our business.

17	Comcast 2014 Annual Report on Form 10-K

Must-Carry/Retransmission Consent

Cable operators are currently required to carry, without compensation, the programming transmitted by most local commercial and noncommercial broadcast television stations. As an alternative to must carry, local broadcast television stations may choose to negotiate with a cable operator for retransmission consent, under which the station gives up its must-carry rights and instead seeks to negotiate a carriage agreement with the cable operator. Such agreements frequently involve payments to the station. We currently pay certain local broadcast television stations in exchange for their required consent for the retransmission of the stations’ broadcast programming to our video services customers and expect to continue to be subject to demands for increased payment and other concessions from local broadcast television stations. Congress passed legislation in 2014, which, among other things, directs the FCC to initiate a rulemaking to review aspects of its retransmission consent rules. We cannot predict the outcome of the rulemaking or how it might affect our future retransmission consent negotiations. For information on must-carry and retransmission consent issues relating to our broadcast television business, see “NBCUniversal Segments — Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Pricing and Packaging

The Communications Act and FCC regulations limit the prices that cable operators may charge for basic video service, equipment and installation. These rules do not apply to cable systems that the FCC determines are subject to effective competition, or where franchising authorities have chosen not to regulate rates. Approximately 80% of our video services customers are not subject to rate regulation. From time to time, Congress and the FCC consider imposing new pricing or packaging regulations.

Cable Equipment

The Communications Act includes provisions aimed at promoting the retail sale of set-top boxes and other equipment that can be used to receive digital video services, and the FCC has adopted regulations implementing this policy. With the exception of certain one-way devices, like digital transport adapters, these regulations prohibit cable operators from deploying new set-top boxes that perform both channel navigation and security functions. As a result, most set-top boxes that we purchase must rely on a separate security device known as a CableCARD. Congress passed legislation in 2014 that repeals this prohibition in December 2015. The legislation also directs the FCC to establish a working group to report by September 2015 on software-based security aimed at promoting the retail availability of video devices. It is uncertain what, if any, steps the FCC will take in response to that report.

Pole Attachments

The Communications Act permits the FCC to regulate the rates, terms and conditions that pole-owning utility companies (with the exception of municipal utilities and rural cooperatives) charge cable systems and telecommunications carriers for allowing attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the rates, terms and conditions of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole attachment rate standards. Until recently, the pole attachment rates applicable to telecommunications services were significantly higher than the rates we have paid for cable and other services. In 2013, a federal court upheld changes to the FCC’s pole rate formula that reduce the rates for telecommunications service pole attachments to levels that are at or near the rates for cable attachments. However, utility companies are able to rebut certain presumptions in the new FCC formula so as to justify higher rates, and it is expected that most will attempt to do so.

Franchising

Cable operators generally operate their cable systems under nonexclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to juris-

Comcast 2014 Annual Report on Form 10-K	18

diction, franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. The Communications Act permits franchising authorities to establish reasonable requirements for public, educational and governmental access (“PEG”) programming, and some of our franchises require substantial channel capacity and financial support for this programming. The Communications Act also contains provisions governing the franchising process, including, among other things, renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects are generally favorable, but cannot guarantee the future renewal of any individual franchise.

Approximately half of the states in which we operate have enacted legislation to provide statewide franchising or to simplify local franchising requirements for new entrants. Some of these statutes also allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the new entrant provide service to all parts of the franchise area or permitting the new entrant to designate only those portions it wishes to serve. Certain of these statutes allow incumbent cable operators to opt into the new state franchise immediately or later when a competing state franchise has been issued for the incumbent cable operator’s franchise area. However, even in those states, the incumbent cable operators sometimes are required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

High-Speed Internet Services

We provide high-speed Internet services over our cable distribution system. Our high-speed Internet services are subject to a number of regulatory obligations, including compliance with the Communications Assistance for Law Enforcement Act (“CALEA”) requirement that high-speed Internet service providers (“ISPs”) implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity, and the FCC is considering new requirements for ISPs.

Open Internet Regulations

In February 2015, the FCC adopted new open Internet regulations but the text of the order has not been released yet. The FCC announced that the order reclassifies broadband Internet access service as a “telecommunications service,” making it subject to common carrier regulation under Title II of the Communications Act. The FCC, however, has indicated that the order will forbear from a number of utility-style regulations, such as rate regulation, tariffs, and unbundling requirements. The FCC also announced that the order adopts rules that bar ISPs from blocking access to lawful content, applications, services or non-harmful devices; prohibits ISPs from impairing or degrading lawful Internet traffic on the basis of content, applications, services, or impairing or degrading the use of non-harmful devices; prohibits ISPs from favoring some lawful Internet traffic over other lawful traffic in exchange for consideration (i.e., no paid prioritization); prohibits ISPs from prioritizing Internet content and services of their affiliates; establishes a new general conduct standard that prohibits ISPs from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access, and use the lawful content, applications, services, or devices of their choosing or of edge providers to make lawful content, applications, services, or devices available to consumers; and expands the FCC’s current Internet transparency rules. In addition, the FCC explained that the agency has now asserted jurisdiction, for the first time, over Internet traffic exchange, so interconnection arrangements will now be subject to a statutory requirement that all charges, practices, classifications, and regulations for and in connection with interconnection must be just and reasonable. All of these requirements will be subject to FCC enforcement and potential third-party claims for damages or equitable relief.

Until the order is released, we are unable to determine what specific requirements will apply to our business or how they will apply to our business, nor can we predict what the impact of such requirements would be on our business.

19	Comcast 2014 Annual Report on Form 10-K

States also may attempt to use the FCC’s decision to classify ISPs as Title II “telecommunications carriers” and the court’s decision to impose regulations on ISPs or otherwise affect the development of the broadband Internet marketplace in ways that could affect our business.

Separate and apart from the new rules, Comcast is currently bound by the FCC’s original “open Internet” regulations adopted in 2010 as a condition of the NBCUniversal Order and the NBCUniversal Consent Decree for the remainder of the term of those orders. These regulations require that we disclose information regarding network management, performance and commercial terms of the service (the “transparency rule”); bar us from blocking access to lawful content, applications, services or non-harmful devices; and bar us from unreasonably discriminating in transmitting lawful network traffic. The no-blocking and non-discrimination requirements allow for reasonable network management. The FCC did not prohibit use of speed tiers or usage-based pricing, but specifically noted that “paid prioritization” (i.e., charging content, application and service providers for prioritizing their traffic over our last-mile facilities) or an ISP’s prioritizing of its own Internet content likely would violate these regulations. These requirements apply to any broadband Internet access service that we provide to consumers, regardless of whether it is accessed through a set-top box, gaming console, computer or other device. The FCC’s original 2010 rules, except for the transparency rule, were vacated by the U.S. Court of Appeals for the D.C. Circuit in January 2014.

Municipally Owned Broadband Networks

A number of states have enacted laws that restrict or prohibit local municipalities from operating municipally owned broadband networks. A municipal broadband provider in Tennessee and a municipality in North Carolina filed petitions with the FCC requesting that the FCC preempt state laws that restricted their ability to provide broadband service. The FCC adopted an order in February 2015 that preempts the Tennessee and North Carolina laws in most respects and expresses a willingness to entertain similar preemption requests. Until the order is released, we cannot predict what effects the order will have on our business.

Definition of Advanced Telecommunications Capability

In January 2015, the FCC redefined what connection speeds and other service characteristics constitute “advanced telecommunications capability,” increasing the downstream speed from 4 Mbps to 25 Mbps. The definition of “advanced telecommunications capability” has been used by the FCC in the past to determine whether broadband Internet services are being deployed to all Americans in a reasonable and timely way. Under the relevant statute, because the FCC has determined that “advanced telecommunications capability” is not being deployed in a reasonable and timely manner, it has regulatory authority to adopt new regulations that might conceivably accelerate deployment of such services. The FCC reportedly is considering relying in part on this authority to adopt new open Internet regulations. The FCC also could use this authority to adopt other measures affecting our broadband business.

NBCUniversal Order Conditions

The NBCUniversal Order and NBCUniversal Consent Decree include various conditions and commitments requiring us to expand our broadband service areas, to continue to offer all of our high-speed Internet service speed tiers on a stand-alone basis at reasonable market-based prices, to maintain a high-speed Internet service of at least 12 Mbps downstream across most of our footprint, and to not discriminate in how we treat “specialized services” (defined as services we provide over the same last-mile facilities as our high-speed Internet service, but not including our high-speed Internet service, video services or voice services). We have taken a number of steps to comply with these conditions. In 2012, after an FCC inquiry into whether we failed to comply with the stand-alone broadband condition, we entered into a consent decree with the FCC to extend our offering of the performance starter tier for one additional year until February 2015 and to reinforce the promotion of our stand-alone broadband offerings, including training our sales representatives with respect to these offerings.

Comcast 2014 Annual Report on Form 10-K	20

Other Regulatory Activities

Congress and federal regulators have adopted a wide range of measures affecting Internet use, including, for example, consumer privacy, consumer protection, copyright protection, defamation liability, taxation, obscenity and unsolicited commercial email. For example, in 1998, the Internet Tax Freedom Act was enacted in an effort to promote use of the Internet, and it has been extended several times, but is scheduled to expire in September 2015, unless it is extended again. State and local governments also have adopted Internet-related regulations. Furthermore, Congress, the FCC, and certain state and local governments are considering proposals to impose customer service, quality of service, expanded copyright protection requirements, taxation, child safety, privacy and standard pricing regulations on high-speed ISPs. It is uncertain whether any of these proposals will be adopted. The adoption of new laws or the application of existing laws to the Internet could have a material adverse effect on our high-speed Internet business.

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

Interconnection

Because the FCC has not determined the appropriate classification of our voice services, the precise scope of interconnection regulations applicable to us as a provider of nontraditional voice services is not clear. In light of this uncertainty, providers of VoIP services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone company networks by contracting with an existing CLEC, whose right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies is set forth in the Communications Act. We have arranged for such interconnection rights through our affiliated CLECs. While some traditional wireline phone companies have challenged our right to interconnect directly with them, we have prevailed in all of these challenges, and no such challenges are currently pending. However, if a regulatory or judicial authority were to deny our ability to interconnect through one of our CLECs, our ability to provide voice services and compete in the area in question would be negatively impacted. In 2012, the FCC sought comment on two petitions that raise issues concerning the interconnection obligations for IP voice providers, and it also formed a task force to coordinate the FCC’s efforts on issues related to the transition of networks from circuit-switched to packet-switched technology, including the issue of IP interconnection. We cannot predict what, if any, further actions the FCC might take in this area or what effect any such actions might have on our business. Further, a Massachusetts state commission is reviewing whether IP interconnection agreements should be subject to regulation and other states could follow. In 2011, the FCC issued an order clarifying the entire intercarrier compensation system, which governs the arrangements by which telecommunications carriers compensate one another for exchanged traffic, whether it be for local, intrastate or interstate traffic over the traditional phone network or from VoIP providers to the traditional phone network. The FCC order affirmed the right of CLECs to collect intercarrier compensation when providing interconnection for VoIP providers. The FCC order was upheld on appeal by a federal court, but that decision has now been appealed to the Supreme Court of the United States.

21	Comcast 2014 Annual Report on Form 10-K

Universal Service

A federal program known as the Universal Service program generally requires telecommunications service providers to pay a fee based on revenue from their services into a fund used to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. Some states also have analogous programs that support service in high-cost areas or to low-income consumers.

The FCC issued an order in 2011 that changed the way that a majority of Universal Service funds are allocated and began implementing that order in 2012. By focusing on broadband and wireless deployment, and moving away from supporting traditional telephone service, the changes could assist some of our competitors in more effectively competing with our service offerings, while others could receive less funding. The actual impact of the changes is not yet known. The FCC’s ruling has been upheld by a federal court, but that decision has now been appealed to the Supreme Court of the United States.

In July 2014, the FCC released an order substantially revising the program to support services to schools and libraries. Under the new rules, support will be shifted from voice services and other legacy services to broadband service and to the deployment of Wi-Fi networks. In December 2014, the FCC adopted an order increasing the budget for, and making additional changes to, the schools and libraries program. We cannot predict how these changes will affect our businesses.

The FCC has a long-pending proceeding to reform the mechanism used to collect the fees used to fund federal universal service programs. Proposals in that proceeding have included changing the basis on which the fee is calculated from revenue to a per-user fee or per-connection fee; adopting a fee based on bandwidth; or expanding the services subject to the fee to include broadband Internet access. In August 2014, the FCC referred the question of how to reform universal service fees to the Federal-State Joint Board on Universal Service, which is expected to make a recommendation in April 2015. In announcing certain aspects of his proposed open Internet order, the FCC Chairman stated that his proposed order would not impose universal service fees on broadband Internet access services. We are unable to predict the outcome of these proceedings and whether they will affect our business.

Other Regulations

State and Local Taxes

Some states and localities have imposed or are considering imposing new or additional taxes or fees on the cable services we offer, or imposing adverse methodologies by which taxes or fees are computed. These include combined reporting or other changes to general business taxes, central assessments for property tax, and taxes and fees on video, high-speed Internet and voice services. Cable industry members are challenging certain of these taxes through administrative and court proceedings. In addition, in some situations our DBS competitors and other competitors that deliver their services over a high-speed Internet connection do not face similar state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar states from imposing taxes on DBS providers that are equivalent to the taxes or fees that we pay. Congress may not extend the Internet Tax Freedom Act, which prohibits most states and localities from imposing taxes on Internet access charges. Additionally, the FCC may impose Title II regulation on Internet access service, which may cause, directly or indirectly, some states and localities to impose additional taxes and fees on our high-speed Internet business.

Comcast 2014 Annual Report on Form 10-K	22

NBCUniversal Segments

Cable Networks

Program Access

The Communications Act and FCC regulations generally prevent cable networks affiliated with cable operators from favoring affiliated cable operators over competing multichannel video programming distributors (“MVPDs”). In 2012, the FCC relaxed its restriction on exclusive contracts between cable operators and cable-affiliated networks; such agreements can now be reviewed on a case-by-case basis in response to a complaint. The FCC is considering proposals that would make it easier for MVPDs to succeed with complaints involving exclusive contracts, and making it easier for them to use buying groups to purchase programming. The FCC also recently initiated a rulemaking proceeding to determine whether certain online video distributors (“OVDs”) should be classified as MVPDs and be given the ability to bring complaints under the program access rules. It is uncertain whether the FCC will act on these proposals and, if adopted, what impact these proposals would have on our cable networks.

In recent years, both the FCC and Congress have considered proposals that would require companies that own multiple cable networks to make each of their networks available to MVPDs on a stand-alone or “unbundled” basis when negotiating distribution agreements. Lawmakers also have proposed legislation that would provide certain program access rights and protections to online video distributors. We currently offer our cable networks both on a bundled and, when requested, on a stand-alone basis. It is uncertain whether any of these proposals will ever be adopted and, if so, what impact they would have on our cable networks.

Under the terms of the NBCUniversal Order, MVPDs can invoke commercial arbitration for program access in certain circumstances against our cable networks and broadcast television networks, including our regional sports networks. In addition, under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide online video distributors in certain circumstances. For further discussion of these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” and “Internet Distribution” discussions within that section.

Children’s Programming

The Children’s Television Act (“CTA”) and FCC regulations limit the amount and content of commercial matter that may be shown on cable networks, broadcast networks and broadcast television stations during programming originally produced and broadcast primarily for an audience of children under 13 years of age, and require that television stations’ programming serve the educational and informational needs of children under 17 years of age. In addition, the NBCUniversal Order includes certain commitments and conditions related to children’s television and advertising directed at children.

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

Renewal applications are pending for a number of our broadcast television station licenses. The FCC may grant any license renewal application with or without conditions, including renewal for a lesser term than the maximum eight years otherwise permitted. A station’s authority to operate is automatically extended while a renewal application is on file and under review. Six pending applications have been opposed by third parties

23	Comcast 2014 Annual Report on Form 10-K

and other applications are pending due to unresolved complaints of alleged indecency in the stations’ programming. Although we have received such renewals in the past, there can be no assurance that we will always obtain them.

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific levels in local television stations, as well as other specified mass media entities, such as limits on the cross-ownership of broadcast stations and newspapers in the same market. The FCC, by law, must review the ownership regulations detailed below once every four years. The review initiated in 2010 was not completed. Instead, it has been incorporated into the quadrennial review initiated in 2014. The FCC expects to complete the review in 2016. There are also several pending court challenges to the ownership regulations. We cannot predict when the FCC’s current review will be completed or whether or how any of these regulations will change.

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

National Television Ownership

The Communications Act and FCC regulations limit the number of broadcast television stations one entity may own or control nationally. Under the rule, no entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. Our owned television station reach does not exceed this limit. In 2013, the FCC launched a rulemaking that considers eliminating a rule that currently affords UHF stations (channels 14 and above) a 50% discount in calculating the extent of an individual station owner’s holdings under the national cap. Adoption of this proposed change would place us closer to the national cap and limit our flexibility to acquire stations in the future.

Foreign Ownership

The Communications Act generally limits foreign ownership in a broadcast station to 20% direct ownership and 25% indirect ownership (i.e., through one or more subsidiaries), although the limit on indirect ownership can be waived if the FCC finds it to be in the public interest. For many decades the FCC has declined to waive the 25% indirect limit in broadcast transactions, but in a 2013 declaratory ruling, the FCC stated that it is now willing to consider such waiver requests.

Dual Network Rule

The dual network rule prohibits any of the four major broadcast television networks, ABC, CBS, Fox and NBC, from being under common ownership or control with another of the four.

Must-Carry/Retransmission Consent

Every three years, each commercial television station must elect for each cable system in its DMA either must-carry or retransmission consent. A similar regulatory scheme applies to satellite providers. For the current period, which ends on December 31, 2017, all of our owned NBC broadcast television stations and our owned Telemundo broadcast television stations elected retransmission consent.

Comcast 2014 Annual Report on Form 10-K	24

In enacting the STELA Reauthorization Act of 2014 (“STELAR”), Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast stations. STELAR also directs the FCC to conduct a rulemaking in 2015 to review aspects of the requirement that commercial television stations and MVPDs negotiate retransmission consent agreements in good faith. The FCC also has pending a rulemaking to consider, among other issues, modifications to the good-faith negotiating standards and possible elimination of rules protecting local television stations’ exclusive rights to transmit network and syndicated programming in their local markets. Congress also is considering legislation that would eliminate or modify the must-carry and retransmission consent regime. We cannot predict what new laws or regulations, if any, may be adopted or how any such laws or regulations would affect our businesses. Under conditions imposed in the NBCUniversal Order, MVPDs may invoke commercial arbitration to resolve disputes regarding carriage of our owned local broadcast television stations.

Internet Distribution

The NBCUniversal Order and NBCUniversal Consent Decree establish certain obligations and restraints concerning distribution of our content online. We must make available certain of our cable network, broadcast television and filmed entertainment programming to bona fide online video distributors in certain circumstances, and they may invoke commercial arbitration to resolve disputes over access to such programming. We also must distribute programming via nbc.com that is generally equivalent to the programming that we distributed via nbc.com as of January 1, 2011, on generally equivalent price, terms and conditions, so long as at least one of the other major broadcast networks continues to distribute its programming in a similar fashion. We are one of three broadcast network owners of Hulu, but we have no voting rights or board representation. We have entered into renewal license agreements with Hulu on substantially the same terms as its other broadcast network owners.

Broadcast Spectrum

In 2012, Congress authorized the FCC to conduct an incentive auction to reassign a portion of the broadcast spectrum for mobile broadband use. Under the statute, broadcasters may voluntarily relinquish some or all of their spectrum rights in exchange for a share of the proceeds of the FCC’s auction of the spectrum. Broadcasters that do not voluntarily relinquish their spectrum rights may still be affected as part of the process of clearing and repacking the spectrum, but Congress required the FCC to make “all reasonable efforts” to preserve broadcasters’ over-the-air coverage areas and populations served, and to reimburse those broadcasters’ reasonable relocation costs. The FCC currently is conducting a proceeding to implement this statute, addressing matters such as incentive auction procedures, pricing methodologies, spectrum repacking and broadcaster relocation cost reimbursement. Current FCC plans are to conduct the incentive auction in 2016. We cannot predict whether or how the incentive auction might affect our businesses.

Indecency

A federal statute and FCC regulations prohibit the broadcast of obscene material on television stations at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m.

Indecency regulation has been the subject of recent court review, regarding both the FCC’s “fleeting expletives” policy and the FCC’s definition of what constitutes indecent material. A U.S. Supreme Court decision in 2012 may result in the FCC’s clarification of its policy and changes to how it approaches future indecency-related enforcement actions. In this regard, in 2013, the FCC sought public comment regarding its indecency enforcement policies, but it has taken no further action. From time to time, we have received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on our owned local television stations included indecent or profane material.

25	Comcast 2014 Annual Report on Form 10-K

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

Online Video Distributors

The FCC has initiated a rulemaking to consider classifying certain OVDs that offer multiple linear programming networks to customers with a broadband Internet connection as MVPDs under FCC rules. The FCC’s proposal is designed to ensure that these OVDs have program access rights to programming from vertically integrated cable programmers and the right to force broadcast stations to negotiate to license their content. The FCC also has proposed potentially excusing these entities from all or some of the regulatory obligations applicable to current MVPDs. If adopted, these proposals would increase our program access obligations and raise complicated issues regarding the licensing of our broadcast programming. The outcome of this proceeding cannot be determined at this time.

Filmed Entertainment

Our filmed entertainment business is subject to the provisions of “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. Under various consent judgments, federal and state antitrust laws and state unfair competition laws, motion picture companies are subject to certain restrictions on trade practices in the United States. In countries outside the United States, there are a variety of existing or contemplated governmental laws and regulations that may affect our ability to distribute and license motion picture and television products, as well as consumer merchandise products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements.

Theme Parks

Our theme parks are subject to various regulations, including laws and regulations regarding environmental protection, privacy and data protection, consumer product safety and theme park operations, such as health, sanitation, safety and fire standards, and liquor licenses.

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

Comcast 2014 Annual Report on Form 10-K	26

enforcement in the United States or internationally, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, which could negatively impact their value and further increase the costs of enforcing our rights.

Copyright laws also require that we pay standard industry licensing fees for the public performance of music in the programs we distribute, such as local advertising and local origination programming on our cable systems, as well as in the content we create. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, and we cannot predict what those fees will be in the future or if disputes will arise over them.

There has been litigation related to a number of online entities that stream our broadcast television content online without the consent of, or compensation to, NBC or its affiliates. In 2014, the U.S. Supreme Court ruled that one such entity, Aereo, violated the broadcasters’ exclusive right to perform their copyrighted works publicly. Subsequently, Aereo sought to operate as a cable system under the Copyright Act, although the U.S. Copyright Office rejected its application for a compulsory copyright license. We also have brought a suit against a multichannel video provider to challenge the commercial-skipping functionality in its DVR. Additionally, legislation has been proposed in the U.S. Congress that seems intended to legitimize the unauthorized online streaming of local broadcast content. We cannot predict whether such legislation will be enacted or how any such legislation would ultimately affect our businesses. In addition, the FCC recently sought comment on whether classifying certain OVDs as MVPDs would give such OVDs the right to negotiate for retransmission consent with local broadcast stations and subject such negotiations to the good-faith requirements under the FCC’s rules. We cannot predict the outcome of the rulemaking, or how it would affect our businesses.

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

The FTC has continued to exercise authority over privacy protections generally, using its existing authority over unfair and deceptive practices and other public proceedings to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss or unauthorized disclosure of this type of information. In 2013, FTC regulations implementing the Children’s Online Privacy Protection Act (“COPPA”) went into effect. COPPA imposes requirements on website operators and online services that are directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. The FTC rules impose some significant new obligations on operators of websites and online services, including expanded categories of personal information and new data security and data retention requirements, and also expand the scope of COPPA to reach third-party service providers that knowingly collect personal information through a website or service focused towards children.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited commercial emails, as well as FCC regulations relating to automated telemarketing calls, texts or SMS messages. The FTC and state attorneys general also have initiated efforts to increase and enforce transparency requirements about the collection and use of consumer information, even in an

27	Comcast 2014 Annual Report on Form 10-K

aggregated, non-customer-identifiable form. These requirements may require ongoing review of new and rapidly evolving technologies and methods for delivering content and advertising to ensure that appropriate notice is given to consumers and consent is obtained where required.

We are also subject to state and federal regulations and laws regarding information security. Most of these regulations and laws apply to consumer information that could be used to commit identity theft. Substantially all of the U.S. states and the District of Columbia have enacted security breach notification laws. These laws generally require that a business give notice to consumers and government agencies when certain information has been disclosed because of a security breach. The FCC has adopted security breach rules for voice services. In October 2014, the FCC proposed to impose fines totaling $10 million on two companies for failing to protect customer data from unauthorized access by and disclosure to third parties. Several states have also enacted general information security requirements to safeguard consumer information, including the proper disposal of consumer information. In addition, we maintain an identity theft program that incorporates the guidance provided under the FTC’s “red flag rules,” which are designed to detect the warning signs of identity theft.

In 2013, the President directed the National Institute of Standards and Technology (“NIST”), in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure, including us, to develop a voluntary framework that provides a prioritized, flexible, repeatable, performance-based and cost-effective approach to cyber risk, which was released in February 2014. It is a compendium of existing cross-sector cyber-defense processes, practices and protocols that can help companies identify, assess and manage their cyber risks and vulnerabilities. Additionally, there are pending legislative proposals that could impose new requirements on owners and operators of critical infrastructure, including us. Several government agencies have encouraged compliance with the NIST cybersecurity framework. The FCC is considering expansion of its cybersecurity guidelines or the adoption of cybersecurity requirements. We cannot predict what proposals may ultimately be adopted or how such requirements, if any, would affect our businesses.

Additional and more restrictive requirements may be imposed if and to the extent that state or local authorities establish their own privacy or security standards or if Congress enacts new privacy or security legislation.

Advertising Restrictions

Legislation has been introduced and reports from various government agencies have been issued from time to time urging that restrictions be placed on advertisements for particular products or services, including prescription drugs and the marketing of food or violent entertainment to children, and on the tax deductibility of advertising expenses. We are unable to predict whether such reports would result in legislative proposals, whether legislative proposals may be adopted, or, if adopted, what impact they would have on our businesses.

Environmental Matters

Certain of our business operations are subject to environmental laws and regulations and involve air emissions, wastewater discharges, and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims, or other costs or liabilities. We have been responsible for the cleanup of environmental contamination at some of NBCUniversal’s current and former facilities and at off-site waste disposal locations, although our share of the cost of such cleanups to date has not been material. In addition, the California Attorney General and the Alameda County, California District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. See Item 3, “Legal Proceedings” for additional information.

Comcast 2014 Annual Report on Form 10-K	28

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

Disabilities Access

Our businesses are subject to a number of statutory and regulatory requirements related to ensuring that our services are accessible to individuals with disabilities. Among other things, our voice services and email services must be accessible to and usable by persons with disabilities; we must provide additional narrations of key visual elements on certain of our video services and programming; and we must include closed captioning on certain video programming delivered to our customers. The FCC has adopted quality standards for closed captioning, as well as rules that will require that on-screen menus and program guides used on set-top boxes and other navigation devices to access multichannel video programming be audibly accessible to blind and low-vision customers. The FCC is considering further accessibility requirements for MVPDs, and we cannot predict what impact those further requirements would have on our businesses.

Other FCC Regulations

The FCC actively regulates other aspects of our businesses, including the mandatory blackout of syndicated and network programming, customer service standards, inside wiring, leased access, loudness of commercial advertisements, political advertising, Emergency Alert System requirements, equal employment opportunity, lottery programming, recordkeeping and public file access requirements, telemarketing, technical standards relating to operation of cable systems and television stations, and regulatory fees. The FCC is considering possible changes to regulations in several other areas. We are unable to predict how these regulations might be changed in the future and how any such changes might affect our businesses. In addition, while we believe that we are in substantial compliance with FCC regulations, we are occasionally subject to enforcement actions at the FCC, which can result in our having to pay fines to the agency or being subject to other sanctions.

Employees

As of December 31, 2014, we had approximately 139,000 full-time and part-time employees. Of these employees, approximately 84,000 and 43,000 were associated with our Cable Communications business and our NBCUniversal businesses, respectively. We also use freelance and temporary employees in the normal course of our business.

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

29	Comcast 2014 Annual Report on Form 10-K

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

All of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape and influencing consumer behavior, which is discussed in the risk factor immediately below in “Changes in consumer behavior driven by newer products and services may adversely affect our businesses and challenge existing business models.”

Cable Communications

Competition for the cable services we offer consists primarily of companies that typically offer features, pricing and packaging for services comparable to our cable services, such as:

•	DBS providers, which have a national footprint and compete in all our service areas

•	phone companies with fiber-based networks, which overlap a significant portion of our service areas and are continuing to expand their fiber-based networks

•	other providers of traditional cable services in some of our service areas and SMATV systems

Some of our phone company competitors also have their own wireless facilities and may expand their cable service offerings to include bundled wireless offerings, which may have an adverse impact on our competitive position, business and results of operations. In May 2014, AT&T, our largest phone company competitor, announced its intention to acquire DirecTV, the nation’s largest DBS provider; if completed, this transaction will create an even larger competitor for our cable services.

There continue to be new entrants, some with significant financial resources, that potentially may compete on a larger scale with our cable services. These newer entrants, some of which charge a nominal or no fee for access to their content, include companies that provide subscription video on demand services over the Internet or the ability to download video programming. Additionally, Google has launched high-speed Internet and video services in a limited number of areas, and some local municipalities are launching their own fiber-based high-speed Internet services. There can be no assurance that these newer entrants will not continue to launch services in more of our services areas.

Our cable communications business continues to seek ways to leverage our cable services network, such as by expanding and enhancing our business services to medium-sized businesses and by launching additional services, such as our home security and automation services. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our cable communications revenue or to compete successfully in the future.

Comcast 2014 Annual Report on Form 10-K	30

NBCUniversal

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal must compete to obtain talent, programming and other resources required in operating these businesses. For example:

•

our cable networks, broadcast television networks and owned local broadcast television stations compete for viewers with other similar networks and stations, as well as with other forms of entertainment and content available in the home, such as video games, DVDs and the Internet

•	our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers and online digital distributors

•

our filmed entertainment business competes with other major studios and other producers of entertainment content for sources of financing for the production of its films, for the exhibition of its films in theaters, and for shelf space in retail stores for its DVDs and for distribution by online digital distributors; it also competes for consumers with other film producers and distributors and all other forms of entertainment inside and outside the home

•	our theme parks business competes with other multi-park entertainment companies and with other recreational and tourism activities

All of our businesses’ ability to compete effectively depends on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and governmental authorities. In addition, our ability to compete may be negatively affected if we do not provide our cable services customers with a satisfactory customer experience. There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have an adverse effect on our businesses. For a more detailed description of the competition facing our businesses, see Item 1, Business and refer to the “Competition” discussion within that section.

Changes in consumer behavior driven by newer products and services may adversely affect our businesses and challenge existing business models.

Newer products and services, particularly alternative methods for the distribution, sale and viewing of content, have been, and will likely continue to be, developed that further increase the number of competitors that all our businesses face and challenge existing business models. These products and services are also driving changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.

While our cable communications business is attempting to adapt to changing consumer behaviors, for example, by deploying our X1 platform and Cloud DVR technology, products and services have emerged that may compete with our video services, including services and devices that offer subscription video on demand services or the ability to download movies, television shows and other video programming, any of which can be viewed on television sets, computers, smartphones and tablets. Some of these services charge a nominal or no fee for access to their content, which could adversely affect demand for our video services, including for expanded digital video packages, premium networks, and our DVR and On Demand services. Additionally, one traditional provider of cable services has begun, and other companies have indicated they also may begin, to offer smaller packages of programming networks directly to customers over the Internet at price points lower than our traditional video service package offerings, which could adversely affect demand for our video services or cause us to offer more customized programming packages that may be less profitable.

31	Comcast 2014 Annual Report on Form 10-K

Newer services in wireless Internet technology, such as 4G wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may compete with our high-speed Internet services. Our voice services continue to face increased competition from wireless and Internet-based phone services as more consumers choose to replace their traditional wireline phone service with these phone services.

Newer products and services are also driving changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services. For example, the increased availability of DVRs, video on demand services and cable, broadcast and other video programming on the Internet including high-quality original video programming that may be viewed only through subscription video on demand services, as well as increased access to media through wireless devices, have the potential to reduce the viewing of content through traditional linear television distribution outlets. Some content providers are also beginning to offer programming directly to consumers over the Internet for a nominal fee. Reduced viewing of content through traditional distribution outlets could adversely affect demand for our cable communications’ video services, the price and amount of advertising that advertisers are willing to purchase from us, the amount multichannel video providers are willing to pay to NBCUniversal for content, and the levels of DVD and theatrical sales. These newer products and services have contributed to an increased number of entertainment choices available to consumers, which have caused and may continue to cause audience ratings pressure for our content and intensify the challenges posed by audience fragmentation.

The success of any of these ongoing and future developments or our failure to effectively anticipate or adapt to emerging competitors or changes in consumer behavior, including among younger consumers, could have an adverse effect on our competitive position, business and results of operations.

A decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses.

Our cable communications, cable networks and broadcast television businesses compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio, print and, increasingly, online media. We derive substantial revenue from the sale of advertising, and a decline in expenditures by advertisers, including through traditional linear television distribution models, could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, by increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or by the economy in general. In addition, advertisers’ willingness to purchase advertising from us may be adversely affected by lower audience ratings, which some of our cable networks have experienced and may continue to experience. Advertising sales and rates also are dependent on audience measurement methodologies and could be negatively affected if methodologies do not accurately reflect actual viewership levels. For example, newer methods of viewing content (such as delayed viewing on DVRs or viewing content online) might not be counted in audience measurements or may generate less, if any, revenue than traditional distribution methods, which could have an adverse effect on our advertising revenue. Reductions in advertisers’ expenditures could adversely affect our revenue and businesses.

Our businesses depend on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology and equipment may provide them with a competitive advantage. For example, some companies and municipalities are building advanced fiber-based networks that provide very fast Internet access speeds, and wireless Internet technologies continue to evolve rapidly to allow for greater speed and reliability. We expect other advances in communications technology to occur in the future. If we choose technology or equipment that is not as effective or attractive

Comcast 2014 Annual Report on Form 10-K	32

to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so, or if we fail to execute effectively on our technology initiatives, our business and results of operations could be adversely affected. Moreover, we may incur additional costs as we execute our technology initiatives, such as the deployment of our X1 set-top boxes, wireless gateways and Cloud DVR technology, and there can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our revenue or to compete successfully in the future. We also may incur increased costs if changes in the products and services that our competitors offer require that we offer certain of our existing services or enhancements at a lower or no cost to our customers or that we make additional research and development expenditures, which could have an adverse effect on our businesses.

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Federal, state and local governments extensively regulate the video services industry and may increase the regulation of the Internet service and VoIP service industries. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify, and in some cases may adversely affect, the rights and obligations of cable operators and other entities under the Communications Act and other laws. Our broadcast television business is also highly regulated by federal laws and regulations. Our cable networks, filmed entertainment and theme parks businesses are also subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, which have become more stringent over time, and the safety of consumer products and theme park operations. In addition, we are subject to the NBCUniversal Order and the NBCUniversal Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. We are also seeking regulatory approvals from federal, state and local authorities relating to our acquisition of cable systems from Time Warner Cable and Charter and cannot predict what conditions might be applied to any such approvals or how such conditions might affect our businesses. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines, and civil and criminal liability. For a more extensive discussion of the significant risks associated with the regulation of our businesses, see Item 1, Business and refer to the “Legislation and Regulation” discussion within that section.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our businesses.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses. For example, as more fully discussed in Item 1, Business – “Legislation and Regulation,” in February 2015, the FCC adopted new open Internet regulations that reclassify broadband Internet service as a “telecommunications service,” making it subject to common carriage regulations under Title II of the Communications Act, which could have a material adverse effect on our business and results of operations. In addition, in February 2015, the FCC adopted an order that preempted certain state laws that had restricted municipalities from operating municipally owned broadband networks. The FCC is also considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. Any changes to the regulatory framework applicable to any of our services or businesses could have a negative impact on our businesses and results of operations.

33	Comcast 2014 Annual Report on Form 10-K

Programming expenses for our video services are increasing, which could adversely affect our Cable Communications segment’s businesses.

We expect programming expenses for our video services to continue to be our Cable Communications segment’s largest single expense item and to increase in the foreseeable future. The multichannel video provider industry has experienced continued increases in the cost of programming, especially sports programming, which we expect will continue for the foreseeable future. Our programming expenses may also increase as we add programming to our video services or distribute existing programming to more of our customers or through additional delivery platforms, such as On Demand or mobile apps. Additionally, in the past few years, we have begun paying certain local broadcast television stations in exchange for their required consent for the retransmission of broadcast network programming to our video services customers; we expect to continue to be subject to increasing demands for payment and other concessions from local broadcast television stations. These market factors may be exacerbated by the increasing trend of consolidation in the media industry, which may further increase our programming expenses. If we are unable to raise our customers’ rates or offset programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse impact on our Cable Communications segment’s results of operations. Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services, and our businesses and results of operations could be adversely affected.

NBCUniversal’s success depends on consumer acceptance of its content and its businesses may be adversely affected if its content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase.

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

We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may have to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Moreover, particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, and the ability to secure distribution from and impose surcharges or obtain carriage on, multichannel video providers for the content and the timing and amount of our rights payments. There can be no assurance that revenue from these contracts will exceed our cost for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our businesses may be adversely affected.

The loss of NBCUniversal’s programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect its businesses.

Our cable networks depend on their ability to secure and maintain distribution agreements with multichannel video providers. Our broadcast television networks depend on their ability to secure and maintain network

Comcast 2014 Annual Report on Form 10-K	34

affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. In addition, every three years, each of our owned local broadcast television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, in which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” in which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation, if any, paid to the station by such distributor. In the course of renewing distribution agreements with multichannel video providers, we may enter into retransmission consent agreements on behalf of our owned local broadcast television stations. All of our NBC and Telemundo owned local broadcast television stations have elected retransmission consent through December 31, 2017. Our ability to continue to receive compensation from distributors as part of our retransmission consent negotiations may be adversely impacted by online entities that stream our broadcast television content online without our consent and without paying any compensation to us. Increasingly, our cable networks, broadcast television and filmed entertainment businesses also have entered into agreements to license their prior season and library content on other distribution platforms, including subscription video on demand services. There can be no assurance that any of these agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses.

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses.

Network and information systems and other technologies, including those related to our network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, including those caused by us or by third parties, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services, excessive call volume to call centers or damage to our properties, equipment and data. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future.

In addition, we may obtain certain confidential, proprietary and personal information about our customers, personnel and vendors, and may provide this information to third parties, in connection with our business. While we obtain assurances that these third parties will protect this information, there is a risk that this information may be compromised. Any security breaches, such as misappropriation, misuse, leakage, falsification or accidental release or loss of information maintained in our information technology systems, including customer, personnel and vendor data, could damage our reputation and require us to expend significant capital and other resources to remedy any such security breach, and could cause regulators to impose fines or other remedies for failure to comply with relevant customer privacy rules.

The risk of these systems-related events and security breaches occurring continues to intensify in many lines of business, and our lines of business may be at a disproportionately heightened risk of these events occurring, due to the nature of our businesses and the fact that we maintain certain information necessary to conduct our business in digital form stored on cloud servers. In the ordinary course of our business, there are frequent attempts to cause such systems-related events and security breaches, and we have experienced a few minor systems-related events that, to date, have not resulted in any significant degradation or disruption to our network or information systems or our services or operations. While we develop and maintain systems seeking to prevent systems-related events and security breaches from occurring, the development and main-

35	Comcast 2014 Annual Report on Form 10-K

tenance of these systems is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite any efforts to prevent these events and security breaches, there can be no assurance that they will not occur in the future or will not have an adverse effect on our businesses. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches may not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result, and the occurrence of any such events or security breaches could have an adverse effect on our business.

We may be unable to obtain necessary hardware, software and operational support.

We depend on third-party vendors to supply us with a significant amount of the hardware, software and operational support necessary to provide certain of our services. Some of these vendors represent our primary source of supply or grant us the right to incorporate their intellectual property into some of our hardware and software products. While we actively monitor the operations and financial condition of key vendors in an attempt to detect any potential difficulties, there can be no assurance that we would timely identify any operating or financial difficulties associated with these vendors or that we could effectively mitigate our risks with respect to any such difficulties. If any of these vendors experience operating or financial difficulties, if our demand exceeds their capacity or if they are otherwise unable to meet our specifications or provide the equipment or services we need in a timely manner or at reasonable prices, our ability to provide some services may be adversely affected.

Weak economic conditions may have a negative impact on our businesses.

A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Weak economic conditions could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, customers may reduce the level of cable services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be increased by the expanded availability of free or lower cost competitive services, such as subscription video on demand services, or substitute services for our high-speed Internet and phone services, such as mobile phones, smartphones and Wi-Fi networks. Weak economic conditions also may have a negative impact on our advertising revenue, the performance of our films and home entertainment releases, and attendance and spending in our theme parks business. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us, and any disruption in the global financial markets may affect our ability to obtain financing on acceptable terms.

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

In addition, intellectual property constitutes a significant part of the value of NBCUniversal’s businesses, and its success is highly dependent on protecting intellectual property rights in the content it creates or acquires against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, dis-

Comcast 2014 Annual Report on Form 10-K	36

tribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising in connection with our content, and increases our costs due to our active enforcement of our intellectual property rights. For example, NBCUniversal has brought a suit against a multichannel video provider to challenge the commercial-skipping functionality in its DVR. Additionally, legislation has been proposed in the U.S. Congress that seems intended to legitimize the unauthorized online streaming of local broadcast content. We cannot predict whether such legislation will be enacted or how any such legislation would ultimately affect our businesses.

Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances allowing the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution on DVDs, peer-to-peer computer networks and other platforms continues to present challenges for our cable networks, broadcast television and filmed entertainment businesses. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. If any U.S. or international laws intended to combat piracy and protect intellectual property rights are repealed or weakened or are not adequately enforced, or if the legal system fails to adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, and the value of our intellectual property may be negatively impacted and our costs of enforcing our rights may increase. See Item 1, Business and refer to the “Legislation and Regulation — Other Areas of Regulation — Intellectual Property” discussion for additional information.

Acquisitions and other strategic transactions present many risks, and we may not realize the financial and strategic goals that were contemplated at the time of any transaction.

From time to time we make acquisitions and investments and enter into other strategic transactions, including our planned transactions with Time Warner Cable and Charter. In connection with such acquisitions and strategic transactions, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating the acquired businesses, disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions such as the Time Warner Cable or Charter transactions. Additionally, regulatory agencies, such as the FCC or DOJ, may impose additional restrictions on the operation of our business as a result of our seeking regulatory approvals for any significant acquisitions and strategic transactions. The occurrence of any of these events could have an adverse effect on our businesses.

Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses.

Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel and others, as well as some of our on-air and creative talent and cable communications’ employees, are covered by collective bargaining agreements or works councils. Most of NBCUniversal’s collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. If we are unable to reach agreement with a labor union before the expiration of a collective bargaining agreement, our employees who were covered by that agreement may have a right to strike or take other actions that could adversely affect us, which could disrupt our operations and reduce our revenue, and the resolution of any disputes may increase our costs. There can be no assurance that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms or without any work stoppages.

37	Comcast 2014 Annual Report on Form 10-K

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

We, primarily through NBCUniversal, operate our businesses worldwide. There are risks inherent in doing business internationally, including global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations, and potentially adverse tax developments. In addition, doing business internationally is subject to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act that impose stringent requirements on how we conduct our foreign operations. If any of these events occur, our businesses may be adversely affected.

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

Comcast 2014 Annual Report on Form 10-K	38

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2014. Our corporate headquarters and Cable Communications segment headquarters are located in Philadelphia, Pennsylvania at One Comcast Center. We own an 80% interest in the entity whose primary asset is One Comcast Center. We also lease locations for numerous business offices, warehouses and properties housing divisional information technology operations throughout the United States.

Cable Communications Segment

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution networks, and equipment at or near our customers’ homes. Our distribution network consists primarily of headends, content distribution servers, coaxial and fiber-optic cables, lasers, routers, switches and related electronic equipment. Our cable plant and related equipment generally are connected to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premise equipment consists primarily of set-top boxes and cable modems. The physical components of cable systems require periodic maintenance and replacement.

Our signal reception sites, which consist primarily of antenna towers and headends, and our microwave facilities are located on owned and leased parcels of land, and we own or lease space on the towers on which certain of our equipment is located. We own most of our service vehicles.

Our high-speed Internet network consists of fiber-optic cables owned or leased by us and related equipment. We also operate regional data centers with equipment that is used to provide services (such as email, news and web services) to our high-speed Internet and voice customers. In addition, we maintain two network operations centers with equipment necessary to monitor and manage the status of our high-speed Internet network.

We own or lease buildings throughout the country that contain customer service call centers, customer service centers, warehouses and administrative space. We also own a building that houses our digital media center. The digital media center contains equipment that we own or lease, including equipment related to network origination, video transmission via satellite and terrestrial fiber-optics, broadcast studios, post-production services and interactive television services.

NBCUniversal Segments

NBCUniversal’s corporate headquarters are located in New York City at 30 Rockefeller Plaza. NBCUniversal owns the space it occupies at 30 Rockefeller Plaza. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world, including property for our owned local broadcast television stations. In addition, we own theme parks and related facilities in Orlando, Florida and Hollywood, California.

39	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Properties as of December 31, 2014

Location	Principal Use	Principal Segment in Which Used	Owned or Leased

30 Rockefeller Plaza New York, NY	NBCUniversal corporate headquarters, offices and studios	Headquarters and Other, Cable Networks and Broadcast Television	Owned

10 Rockefeller Plaza New York, NY	The Today Show studio, production facilities and offices	Broadcast Television	Leased

Universal City Universal City, CA	Offices, studios, theme park and retail operations	All	Owned

1000 Universal Studios Plaza Orlando, FL	Theme parks, lodging, production facilities, parking structures and administrative buildings	Theme Parks	Owned

2290 W 8th Ave. Hialeah, FL	Telemundo headquarters and production facilities	Headquarters and Other and Broadcast Television	Leased

Other

The Wells Fargo Center, a large, multipurpose arena in Philadelphia, Pennsylvania that we own, was the principal physical operating asset of our other businesses as of December 31, 2014.

Item 3: Legal Proceedings

Refer to Note 17 to Comcast Corporation’s consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent developments related to our legal proceedings.

In addition to the matters described in Note 17, the California Attorney General and the Alameda County, California District Attorney are investigating whether certain of our waste disposal policies, procedures and practices are in violation of the California Business and Professions Code and the California Health and Safety Code. We expect that these entities will seek injunctive and monetary relief. We are cooperating with the investigation. While we are unable to predict the outcome of this investigation, we do not believe that the outcome will have a material effect on our results of operations, financial condition or cash flows.

NBCUniversal Media, LLC is subject to legal proceedings and claims that arise in the ordinary course of its business and it does not expect the final disposition of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time-consuming and costly and could injure its reputation.

Item 4: Mine Safety Disclosures

Not applicable.

Comcast 2014 Annual Report on Form 10-K	40

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Comcast’s Class A common stock is listed on the NASDAQ Global Select Market under the symbol CMCSA and its Class A Special common stock is listed on the NASDAQ Global Select Market under the symbol CMCSK. There is no established public trading market for Comcast’s Class B common stock. The Class B common stock can be converted, on a share for share basis, into Class A or Class A Special common stock.

Dividends Declared
2014		2013
Month Declared:	Dividend Per Share	Month Declared:	Dividend Per Share
January	$0.225	February	$0.195
May	$0.225	May	$0.195
July	$0.225	July	$0.195
October (paid in January 2015)	$0.225	October (paid in January 2014)	$0.195
Total	$0.90	Total	$0.78

We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. In February 2015, our Board of Directors approved an 11.1% increase in our dividend to $1.00 per share on an annualized basis and approved our first quarter dividend of $0.25 per share to be paid in April 2015.

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

Record holders as of December 31, 2014, are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	511,489
Class A Special Common Stock	1,495
Class B Common Stock	3

41	Comcast 2014 Annual Report on Form 10-K

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2014. Under our share repurchase program, our Board gives management discretion to purchase either Class A or Class A Special common stock. The number of shares of each class of common stock we repurchase under our share repurchase program will depend upon prevailing market conditions, including price and trading volume differentials between the two classes of common stock.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
First Quarter 2014
Comcast Class A	—	$—	—	$—	$7,500,000,000
Comcast Class A Special	15,091,711	$50.13	14,965,409	$750,000,000	$6,750,000,000
Second Quarter 2014
Comcast Class A	—	$—	—	$—	$6,750,000,000
Comcast Class A Special	14,982,553	$50.06	14,982,553	$750,000,000	$6,000,000,000
Third Quarter 2014
Comcast Class A	1,277,550	$55.40	1,277,550	$70,770,180	$5,929,229,820
Comcast Class A Special	12,598,050	$53.92	12,598,050	$679,245,283	$5,249,984,537
October 1-31, 2014
Comcast Class A	—	$—	—	$—	$5,249,984,537
Comcast Class A Special	1,317,975	$53.68	1,317,975	$70,754,717	$5,179,229,820
November 1-30, 2014
Comcast Class A	—	$—	—	$—	$5,179,229,820
Comcast Class A Special	—	$—	—	$—	$5,179,229,820
December 1-31, 2014
Comcast Class A	20,770,458	$54.40	20,770,458	$1,130,000,000	$4,049,229,820
Comcast Class A Special	14,681,356	$54.49	14,681,356	$800,000,000	$3,249,229,820
Total	80,719,653	$52.74	80,593,351	$4,250,770,180	$3,249,229,820

(a)

In January 2014, our Board of Directors increased our share repurchase program authorization to $7.5 billion. The authorization allows us to repurchase shares in the open market or in private transactions and does not have an expiration date. The shares repurchased in the table above include $1.25 billion of the additional $2.5 billion of shares we committed to repurchase following shareholder approval for the Time Warner Cable merger. We intend to repurchase the remaining $1.25 billion of shares in 2015 through the close of the Time Warner Cable merger, subject to market conditions.

The total number of shares purchased during the first quarter of 2014 includes 126,302 shares received in the administration of employee share-based compensation plans.

In February 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $4.25 billion of shares during 2015, including the remaining $1.25 billion of additional shares we committed to repurchase in connection with the Time Warner Cable merger, subject to market conditions. Additional share repurchases above the $4.25 billion commitment in 2015 will be determined following the close of the Time Warner Cable merger and the related divestiture transactions with Charter.

Comcast 2014 Annual Report on Form 10-K	42

Comcast Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of Comcast’s Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2014
First Quarter	$55.28	$49.00	$53.10	$47.87
Second Quarter	$54.26	$47.74	$53.88	$47.21
Third Quarter	$57.49	$52.52	$57.16	$52.43
Fourth Quarter	$59.30	$49.33	$58.94	$49.26

2013
First Quarter	$42.01	$37.21	$40.33	$35.84
Second Quarter	$43.74	$38.75	$41.88	$37.35
Third Quarter	$46.33	$40.26	$46.00	$38.55
Fourth Quarter	$52.09	$44.09	$49.94	$42.62

43	Comcast 2014 Annual Report on Form 10-K

Stock Performance Graph

Comcast

The graph below compares the yearly percentage change in the cumulative total shareholder return on Comcast’s Class A common stock and Class A Special common stock during the five years ended December 31, 2014 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a select peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of us (Class A and Class A Special common stock), as well as Cablevision Systems Corporation (Class A), DISH Network Corporation (Class A), DirecTV Inc. and Time Warner Cable Inc. (the “cable subgroup”), and Time Warner Inc., Walt Disney Company, Viacom Inc. (Class B), Twenty-First Century Fox, Inc. (Class A), and CBS Corporation (Class B) (the “media subgroup”). The peer group was constructed as a composite peer group in which the cable subgroup is weighted 64% and the media subgroup is weighted 36% based on the respective revenue of our Cable Communications and NBCUniversal segments. The graph assumes $100 was invested on December 31, 2009 in our Class A common stock and Class A Special common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2010	2011	2012	2013	2014
Comcast Class A	$133	$146	$235	$331	$374
Comcast Class A Special	$132	$153	$238	$336	$392
S&P 500 Stock Index	$115	$117	$136	$179	$204
Peer Group Index	$127	$139	$200	$294	$339

NBCUniversal

NBCUniversal is a wholly owned subsidiary of NBCUniversal Holdings and there is no market for its equity securities.

Comcast 2014 Annual Report on Form 10-K	44

Item 6: Selected Financial Data

Comcast

Year ended December 31 (in millions, except per share data)	2014	2013	2012	2011(b)	2010
Statement of Income Data
Revenue	$68,775	$64,657	$62,570	$55,842	$37,937
Operating income	14,904	13,563	12,179	10,721	7,980
Net income attributable to Comcast Corporation(a)	8,380	6,816	6,203	4,160	3,635
Basic earnings per common share attributable to Comcast Corporation shareholders	3.24	2.60	2.32	1.51	1.29
Diluted earnings per common share attributable to Comcast Corporation shareholders	3.20	2.56	2.28	1.50	1.29
Dividends declared per common share	0.90	0.78	0.65	0.45	0.378
Balance Sheet Data (at year end)
Total assets	$159,339	$158,813	$164,971	$157,818	$118,534
Total debt, including current portion	48,234	47,847	40,458	39,309	31,415
Comcast Corporation shareholders’ equity	52,711	50,694	49,356	47,274	44,354
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	16,945	14,160	14,854	14,345	11,179
Investing activities	(8,733)	(9,514)	(1,486)	(12,508)	(5,711)
Financing activities	(6,020)	(13,879)	(4,037)	(6,201)	(155)

(a)

For 2014, 2013 and 2012, refer to Item 7, Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for a discussion of the effects of items impacting net income attributable to Comcast Corporation. In 2014, 2013 and 2012, net income attributable to Comcast Corporation is stated after deducting net income attributable to noncontrolling interests of $212 million, $319 million and $1.7 billion, respectively. The reduction in net income attributable to noncontrolling interests in 2013 was primarily due to the acquisition of General Electric Company’s 49% common equity interest in NBCUniversal, LLC that we did not already own in March 2013 (the “NBCUniversal redemption transaction”). See Note 5 to Comcast’s consolidated financial statements for additional information on the NBCUniversal redemption transaction.

(b)

On January 28, 2011, we completed the NBCUniversal transaction in which Comcast acquired a controlling interest in NBCUniversal. The results of operations of NBCUniversal are included in the financial information above for all periods following January 28, 2011.

NBCUniversal

Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

45	Comcast 2014 Annual Report on Form 10-K

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments. On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”) whereby Time Warner Cable will become our wholly owned subsidiary (the “Time Warner Cable merger”). On April 25, 2014, in connection with the merger agreement, we entered into an agreement with Charter Communications, Inc. (“Charter”) that, among other things, would result in a net disposition of approximately 3.7 million video subscribers. Additional information about these transactions is presented below.

In 2014, our consolidated revenue and operating income were $68.8 billion and $14.9 billion, respectively.

Cable Communications Segment

Comcast Cable is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar and other services to small and medium-sized businesses. As of December 31, 2014, our cable systems served 22.4 million video customers, 22.0 million high-speed Internet customers and 11.2 million voice customers, with 27.0 million total customer relationships, and passed more than 54 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in bundled service packages, and from the sale of advertising. In 2014, our Cable Communications segment generated 64% of our consolidated revenue and 79% of our operating income before depreciation and amortization.

Our Cable Communications segment offers a broad variety of video services with access to hundreds of channels, including premium networks, such as HBO, Showtime, Starz and Cinemax, pay-per-view channels, On Demand, our video on demand service that allows customers to watch certain programs when they choose and provides the option to purchase or rent select movies and television shows electronically, and an interactive, on-screen program guide. Our video customers may also subscribe to a higher level of video service, including our high-definition video (“HD”) and digital video recorder (“DVR”) advanced services. Our video customers have the ability to use our XFINITY online portal or our mobile apps to view certain live television programming and On Demand content, browse program listings, and schedule, manage and watch DVR recordings.

Comcast 2014 Annual Report on Form 10-K	46

We offer a variety of high-speed Internet services with downstream speeds of up to 105 Mbps, and we also have introduced downstream speeds of up to 505 Mbps in limited markets. These services also include our XFINITY online portal and mobile apps, which provide access to email, contacts and calendars, as well as online security features. In addition, we are actively deploying wireless gateways, which combine a customer’s wireless router, cable modem and voice adapter, to improve the performance of multiple Internet-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network. We are continuing to expand our network of outdoor, business and in-home Wi-Fi hotspots for most of our high-speed Internet customers to access our high-speed Internet services inside and outside the home, and there are currently 8.3 million hotspots accessible to most of our customers.

Our voice services provide local and long-distance calling and other related features.

We offer our cable services to small (up to 20 employees) and medium-sized (up to 500 employees) businesses (“business services”). In addition to the features we provide to our residential customers, our services for business customers include an interactive tool that allows customers to share, coordinate and store documents online, hosted voice services that use cloud network servers, a business directory listing, and the added capacity for multiple phone lines. We also offer to our medium-sized business customers advanced voice services and Ethernet network services that connect multiple locations and provide higher downstream speed options, and we provide cellular backhaul services to mobile network operators to help those customers manage network bandwidth.

Customers are typically billed in advance on a monthly basis based on the services and features they receive and the type of equipment they use. Residential cable services customers may generally discontinue service at any time, while business customers may only discontinue service in accordance with the terms of their contracts, which typically have 2 to 5 year terms.

Our Cable Communications segment also sells advertising through our Spotlight business. As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell to local, regional and national advertisers.

The most significant operating cost for our Cable Communications segment is the programming expenses we incur to provide content to our video customers. We anticipate that our programming expenses will continue to increase. We have and will continue to attempt to maintain a consistent operating margin in our Cable Communications segment through rate adjustments, the sale of additional cable services, including advanced services, and the continued growth of business services, as well as by achieving operating efficiencies.

NBCUniversal Segments

NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses (collectively, the “NBCUniversal segments”).

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Esquire Network, Sprout, Chiller, Universal HD and Cloo), our national cable news and information networks (MSNBC, CNBC and CNBC World), our national cable sports networks (Golf Channel and NBC Sports Network), our regional sports and news networks, various international cable networks, our cable television production operations, and related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers,

47	Comcast 2014 Annual Report on Form 10-K

from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming through distribution to subscription video on demand services and various other distribution platforms, and from the sale of our owned programming electronically through digital distributors such as iTunes.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our 10 NBC and 17 Telemundo owned local broadcast television stations, the NBC Universo (formerly mun2) national cable network, our broadcast television production operations, and related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming through various distribution platforms, including to cable and broadcast networks and to subscription video on demand services, and from fees received under retransmission consent agreements.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and electronically through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from a movie ticketing and entertainment business.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending. Per capita spending includes ticket price and in-park spending on food, beverages and merchandise. Our Theme Parks segment also receives fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Other

Our other business interests consist primarily of Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

2014 Developments

The following are the more significant developments in our businesses during 2014:

•	an increase in consolidated revenue of 6.4% to $68.8 billion and an increase in consolidated operating income of 9.9% to $14.9 billion

•	the entry into the merger agreement with Time Warner Cable whereby Time Warner Cable will become our wholly owned subsidiary; see “Time Warner Cable Merger” below for additional information

•

the entry into an agreement with Charter contemplating three transactions that would result in a net disposition of approximately 3.7 million video customers following the Time Warner Cable merger; see “Divestiture Transactions” below for additional information

Comcast 2014 Annual Report on Form 10-K	48

Cable Communications Segment

•

an increase in Cable Communications segment revenue of 5.5% to $44.1 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 5.3% to $18.1 billion

•	an increase in Cable Communications segment capital expenditures of 13.9% to $6.2 billion primarily due to our continued investment in the following initiatives:

•	the deployment of our IP and cloud-enabled video platform, referred to as our X1 platform and the launch of our Cloud DVR technology, which is now available in over 50% of our markets

•	the deployment of wireless gateways in customers’ homes

•	the improvement of our network infrastructure to increase network capacity

•	the expansion of our services to small and medium-sized businesses

•	the expansion of our home security and automation services

NBCUniversal Segments

•

an increase in total NBCUniversal revenue of 7.5% to $25.4 billion, including $1.1 billion of revenue associated with the broadcast of the 2014 Sochi Olympics, and an increase in total NBCUniversal revenue of 2.9%, excluding the impact of the 2014 Sochi Olympics

•

an increase in total NBCUniversal operating income before depreciation and amortization of 18.1% to $5.6 billion, including $130 million of operating income before depreciation and amortization associated with the broadcast of the 2014 Sochi Olympics, and an increase in total NBCUniversal operating income before depreciation and amortization of 15.3%, excluding the impact of the 2014 Sochi Olympics

•	an agreement with the International Olympic Committee to extend NBCUniversal’s broadcast rights for the Olympic Games from 2022 through 2032

•

the continued investment in original programming and sports programming rights at both our cable networks and broadcast networks and the continued investment in new attractions at our Universal theme parks, including Orlando’s The Wizarding World of Harry Potter™ — Diagon Alley™

Time Warner Cable Merger

On February 12, 2014, we entered into the merger agreement with Time Warner Cable. Time Warner Cable is among the largest providers of video, high-speed Internet and voice services in the United States, located mainly in five geographic areas: New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. As of December 31, 2014, Time Warner Cable had 11.0 million video customers, 12.3 million high-speed Internet customers and 5.6 million voice customers. As a result of the Time Warner Cable merger, Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the Time Warner Cable merger, 2.875 shares of our Class A common stock. We estimate that at the time of closing, Time Warner Cable stockholders will own approximately 24% of the outstanding shares of our common stock. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until

49	Comcast 2014 Annual Report on Form 10-K

the closing date. The Time Warner Cable merger was approved by both Comcast shareholders and Time Warner Cable stockholders in October 2014. The Time Warner Cable merger remains subject to regulatory approval and other customary conditions and is expected to close in early 2015.

Divestiture Transactions

The terms of the merger agreement contemplated that we would divest systems serving up to approximately 3 million of our video customers following the Time Warner Cable merger in order to obtain applicable regulatory approvals. As a result of this commitment, on April 25, 2014, we entered into an agreement with Charter that, if consummated, would satisfy the divestiture undertaking. Under this agreement, following the close of the Time Warner Cable merger and subject to various conditions, we agreed to divest cable systems which would result in a net disposition of approximately 3.7 million video customers through three transactions: (1) a spin-off of certain of our existing cable systems serving approximately 2.5 million of our video customers (the “spin-off transaction”) into a newly formed public entity (“SpinCo”), (2) an exchange of certain former Time Warner Cable cable systems serving approximately 1.5 million video customers for Charter cable systems serving approximately 1.6 million video customers, and (3) a sale to Charter of certain former Time Warner Cable cable systems serving approximately 1.4 million video customers for cash (collectively, the “divestiture transactions”).

In connection with and prior to the spin-off transaction, it is expected that SpinCo would incur new debt. The debt would consist of credit facilities to fund cash distributions to us and notes which SpinCo would issue to us. These notes would enable us to complete a debt-for-debt exchange where financial institutions would exchange a portion of our debt securities for the new SpinCo notes, which would effectively retire a portion of our debt. In the spin-off transaction, we would distribute the common stock of SpinCo pro rata to the holders of all of our outstanding common stock as of the record date, which would occur following the close of the Time Warner Cable merger. After the spin-off transaction, a newly formed, wholly owned indirect subsidiary of Charter would merge with and into Charter, with the effect that all shares of Charter would be converted into shares of a new holding company, which would survive as the publicly traded parent company of Charter (“New Charter”). New Charter would then acquire an interest in SpinCo by issuing New Charter stock in exchange for a portion of the outstanding SpinCo stock, following which it is expected that Comcast shareholders would own approximately 67% of SpinCo and New Charter would own approximately 33% of SpinCo. In addition, Comcast shareholders would own New Charter stock as a result of the exchange of outstanding SpinCo stock with New Charter, although the actual number of shares would depend on a number of factors, some of which would not be determinable until the completion of the divestiture transactions. Following the close of the divestiture transactions, we would no longer have any ownership interest in SpinCo.

The close of the divestiture transactions is subject to the completion of the Time Warner Cable merger, the SpinCo financing transactions, approval by Charter’s stockholders, regulatory approvals and other customary conditions. The Time Warner Cable merger and the divestiture transactions are subject to separate conditions, and the Time Warner Cable merger can be completed regardless of whether the divestiture transactions are ultimately completed. The closing of the divestiture transactions is expected to occur 30 to 60 days following the close of the Time Warner Cable merger.

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.

Competition for our bundled cable services that include video, high-speed Internet and/or voices services consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete

Comcast 2014 Annual Report on Form 10-K	50

in all of our service areas, and phone companies with fiber-based networks, which overlap approximately 55% of our service areas and are continuing to expand their fiber-based networks. Our high-speed Internet services primarily compete with phone companies with fiber-based networks, which overlap approximately 60% of our service areas and also are continuing to expand their fiber-based networks. Many of these competitors offer features, pricing and packaging for these services, individually and in bundles, comparable to what we offer. In May 2014, AT&T, our largest phone company competitor, announced its intention to acquire DirecTV, the nation’s largest DBS provider. If completed, this transaction will create an even larger competitor for our cable services that will have the ability to expand its cable service offerings to include bundled wireless offerings.

There also continue to be new companies, some with significant financial resources, that potentially may compete on a larger scale with some or all of our cable services. For example, companies continue to emerge that provide Internet streaming and downloading of video programming, some of which charge a nominal or no fee, and Google is providing high-speed Internet and video services in a limited number of areas in which we operate and recently announced plans to expand into additional geographical areas. Moreover, wireless technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as customers replace landline phones with mobile phones and Internet-based phone services such as Skype.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating these businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve, including some services that charge a nominal or no fee for such programming. A number of companies have announced plans to launch online video services that will reportedly involve both linear and on-demand programming, and one traditional provider of cable services has begun to offer smaller packages of programming networks directly to customers over the Internet at prices lower than our traditional cable service package offerings. These services and devices may negatively affect demand for our video services, as well as demand for content from our cable networks, broadcast television and filmed entertainment businesses, as the number of entertainment choices available to consumers increases and the challenges posed by audience fragmentation intensify and audience ratings are pressured. In addition, delayed viewing and advertising skipping have become more common as the penetration of DVRs and similar products has increased and as content has become increasingly available via video on demand services and Internet sources, which may have a negative impact on our advertising revenue.

In our Cable Communications segment, we believe that adding more content and delivering it through an increasing variety of platforms will assist in attracting and retaining customers for our cable services. To further enhance our video and high-speed Internet services, we continue to develop and launch new technology initiatives, such as our X1 platform and Cloud DVR technology, and deploy wireless gateway devices. In our NBCUniversal segments, to compete for consumers of our content and for customers at our theme parks, we have invested, and will continue to invest, substantial amounts in acquiring content and producing original content for our cable and broadcast television networks and our owned local broadcast television stations, including the acquisition of sports rights. We will also continue to invest in our film productions and in the development of new theme park attractions.

51	Comcast 2014 Annual Report on Form 10-K

For additional information on the competition facing our businesses, see Item 1, Business and refer to the “Competition” discussion within that section.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. This generally results in a reduction in net customer additions in the second quarter and an increase in net customer additions in the third and fourth quarters of each year.

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Our U.S. advertising revenue is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired on television, which typically results in higher advertising revenue in the second and fourth quarters of each year. Our revenue and operating costs and expenses are cyclical as a result of our periodic broadcasts of major sporting events such as the Olympic Games, which affects our Cable Networks and Broadcast Television segments, and the Super Bowl, which affects our Broadcast Television segment. Our advertising revenue generally increases in the period of these broadcasts due to increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of our films in movie theaters, on DVD and electronically through digital distributors. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holidays. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our owned content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks generally experience peak attendance during the summer months when schools are closed and during early winter and spring holiday periods.

Comcast 2014 Annual Report on Form 10-K	52

Consolidated Operating Results

Year ended December 31 (in millions)	2014	2013	2012	% Change 2013 to 2014	% Change 2012 to 2013
Revenue	$68,775	$64,657	$62,570	6.4%	3.3%
Costs and Expenses:
Programming and production	20,912	19,670	19,929	6.3	(1.3)
Other operating and administrative	19,862	18,584	17,833	6.9	4.2
Advertising, marketing and promotion	5,078	4,969	4,831	2.2	2.9
Depreciation	6,337	6,254	6,150	1.3	1.7
Amortization	1,682	1,617	1,648	4.1	(1.9)
Operating income	14,904	13,563	12,179	9.9	11.4
Other income (expense) items, net	(2,439)	(2,448)	(570)	(0.4)	NM
Income before income taxes	12,465	11,115	11,609	12.2	(4.3)
Income tax expense	(3,873)	(3,980)	(3,744)	(2.7)	6.3
Net income	8,592	7,135	7,865	20.4	(9.3)
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(212)	(319)	(1,662)	(33.3)	(80.9)
Net income attributable to Comcast Corporation	$8,380	$6,816	$6,203	22.9%	9.9%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

2014 Consolidated Operating Results by Segment

53	Comcast 2014 Annual Report on Form 10-K

Consolidated Revenue

The following graph illustrates the increase in revenue by our Cable Communications and NBCUniversal segments.

Consolidated revenue in 2014 includes $1.1 billion of revenue associated with our broadcast of the 2014 Sochi Olympics and consolidated 2012 revenue includes $1.4 billion of revenue associated with our broadcasts of the 2012 Super Bowl and the 2012 London Olympics, all of which are included in the NBCUniversal segments.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately under the heading “Corporate and Other Results of Operations.”

Comcast 2014 Annual Report on Form 10-K	54

Consolidated Costs and Expenses

The following graph illustrates the increase in consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) by our Cable Communications and NBCUniversal segments.

In 2014, our consolidated operating costs and expenses included transaction-related costs associated with the Time Warner Cable merger and the Charter divestiture transactions of $237 million, which is included in Corporate and Other, and operating costs and expenses associated with our broadcast of the 2014 Sochi Olympics, which is included in the NBCUniversal segments. The decrease in operating costs and expenses in our NBCUniversal segments in 2013 was primarily due to operating costs and expenses recorded in 2012 attributable to our broadcasts of the 2012 Super Bowl and the 2012 London Olympics.

Operating costs and expenses for our segments is discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated depreciation and amortization increased slightly in 2014 primarily due to increases in capital spending in our Cable Communications and NBCUniversal segments, as well as increases related to our acquisitions in 2013 of our corporate headquarters and real estate properties by NBCUniversal. Consolidated depreciation and amortization increased slightly in 2013 primarily due to increases in capital spending in our Cable Communications and Theme Parks segments, as well as depreciation associated with the acquisition of real estate properties by NBCUniversal in 2013.

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

55	Comcast 2014 Annual Report on Form 10-K

our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), in the business segment footnote to our consolidated financial statements (see Note 18 to Comcast’s consolidated financial statements and Note 17 to NBCUniversal’s consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

The revenue and operating costs and expenses associated with our broadcast of the 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl were reported in our Broadcast Television segment.

Cable Communications Segment Results of Operations

Comcast 2014 Annual Report on Form 10-K	56

Year ended December 31 (in millions)	2014	2013	2012	% Change from 2013 to 2014	% Change from 2012 to 2013
Revenue
Residential:
Video	$20,783	$20,535	$19,952	1.2%	2.9%
High-speed Internet	11,321	10,334	9,544	9.5	8.3
Voice	3,671	3,657	3,557	0.4	2.8
Business services	3,951	3,241	2,565	21.9	26.4
Advertising	2,442	2,189	2,284	11.5	(4.2)
Other	1,972	1,880	1,702	4.9	10.5
Total revenue	44,140	41,836	39,604	5.5	5.6
Operating costs and expenses
Programming	9,819	9,107	8,386	7.8	8.6
Technical and product support	5,517	5,349	5,187	3.1	3.1
Customer service	2,205	2,097	1,995	5.2	5.1
Franchise and other regulatory fees	1,296	1,246	1,176	4.0	6.0
Advertising, marketing and promotion	3,075	2,896	2,731	6.2	6.0
Other	4,116	3,936	3,874	4.6	1.6
Total operating costs and expenses	26,028	24,631	23,349	5.7	5.5
Operating income before depreciation and amortization	$18,112	$17,205	$16,255	5.3%	5.8%

Beginning in 2014, our Cable Communications segment revised the methodology it uses for counting and reporting customers who reside in multiple dwelling units (“MDUs”) and are billed under bulk contracts (the “billable customers method”). For MDUs whose residents have the ability to receive additional cable services, such as additional programming choices or our HD or DVR advanced services, we now count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is now counted as a single customer. Previously, we had counted and reported these customers on an equivalent billing unit basis by dividing monthly revenue received under an MDU’s bulk contract by the standard monthly residential rate where the MDU was located (the “EBU method”). We believe the billable customers method is consistent with the methodology used by other companies in our industry to count and report customers.

Customer Metrics

	Total Customers			Net Additional Customers
December 31 (in thousands)	2014	2013	2012	2014	2013(a)	2012(a)
Total customer relationships(b)	27,035	26,677	26,462	358	215
Single product customers(b)	8,409	8,752	9,346	(343)	(593)
Double product customers(b)	8,750	8,541	8,507	209	34
Triple product customers(b)	9,876	9,384	8,610	492	774
Video customers:
Billable customers method	22,383	22,577	22,844	(194)	(267)
EBU method(c)		21,690	21,995		(305)	(336)
High-speed Internet customers(d)	21,962	20,685	19,367	1,277	1,296	1,223
Voice customers(d)	11,193	10,723	9,955	470	768	613
Average monthly total revenue per customer relationship	$136.97	$131.22

Customer metrics include residential and business customers and are presented based on actual amounts. Minor differences may exist due to rounding.

57	Comcast 2014 Annual Report on Form 10-K

(a)

Net additional video customers for 2012 are not available using the billable customers method and therefore net additional video customers in 2013 and 2012 are presented using the EBU method to show an appropriate comparison.

(b)

Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product and triple product customers represent customers that subscribe to one, two or three of our cable services, respectively.

(c)	The total number of video customers as of December 31, 2013 and 2012 are also presented using the EBU method to show an appropriate comparison.

(d)

Total high-speed Internet and voice customers as of December 31, 2014 and 2013 and net additional high-speed Internet and voice customers in 2014 are presented using the billable customers method. Because the difference in the total number of customers and the net additional customers using the billable customers method and the EBU method was not material, the net additional high-speed Internet and voice customers in 2013 and the December 31, 2012 metrics for high-speed Internet and voice customers are presented using the EBU method.

Cable Communications Segment – Revenue

Our Cable Communications segment leverages our existing cable distribution system to grow revenue by, among other things, adding new customers, encouraging existing cable customers to add new or higher-tier services, and expanding our other services such as our business services offerings and our home security and automation services. We offer our cable services in bundles and often provide promotional incentives. We seek to balance promotional offers and rate increases with their expected effects on the number of customers and overall revenue.

Video

Video revenue increased 1.2% and 2.9% in 2014 and 2013, respectively. The increases in revenue in both years were due to increases in the number of customers receiving additional and higher levels of video service and rate adjustments, partially offset by decreases in the number of residential video customers. The increases in customers receiving additional and higher levels of video service accounted for increases in revenue of 2.7% and 4.7% in 2014 and 2013, respectively. As of December 31, 2014, 13.0 million customers subscribed to at least one of our HD or DVR advanced services compared to 12.5 million customers and 11.8 million customers as of December 31, 2013 and 2012, respectively. While we had rate adjustments in both 2014 and 2013, rate adjustments were not as significant in 2014 compared to 2013. The decrease in the number of residential video customers in 2014 and 2013 was primarily due to competitive pressures in our service areas from phone and DBS competitors, and the impact of rate adjustments.

As of December 31, 2014, 40.9% of the homes and businesses in the areas we serve subscribed to our video services, compared to 41.9% and 43.0% as of December 31, 2013 and 2012, respectively. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 9.5% and 8.3% in 2014 and 2013, respectively. Increases in the number of residential customers receiving our high-speed Internet services accounted for increases in revenue of 5.9% and 6.0% in 2014 and 2013, respectively. The remaining increases in revenue in 2014 and 2013 were primarily due to higher rates from customers receiving higher levels of service and from rate adjustments.

As of December 31, 2014, 40.2% of the homes and businesses in the areas we serve subscribed to our high-speed Internet services, compared to 38.4% and 36.4% as of December 31, 2013 and 2012, respectively. Our customer base continues to grow as consumers continue to choose our high-speed Internet services and seek higher-speed offerings.

Voice

Voice revenue increased 0.4% and 2.8% in 2014 and 2013, respectively. While the growth rate of residential customer additions slowed in 2014, the increase in the number of residential customers receiving our voice services through our discounted bundled offerings accounted for increases in revenue of 5.1% and 6.0% in

Comcast 2014 Annual Report on Form 10-K	58

2014 and 2013, respectively. The increases in revenue were partially offset in both years by the impact of the allocation of voice revenue for our bundled customers. The amounts allocated to voice revenue in the bundled rate decreased in 2014 and 2013 because video and high-speed Internet rates increased, while voice rates remained relatively flat.

As of December 31, 2014, 20.5% of the homes and businesses in the areas we serve subscribed to our voice services, compared to 19.9% and 18.7% as of December 31, 2013 and 2012, respectively.

Business Services

Business services revenue increased 21.9% and 26.4% in 2014 and 2013, respectively. The increases in 2014 and 2013 were primarily due to a higher number of small business customers receiving our high-speed Internet and voice services. The remaining increases in both years were primarily due to continued growth in the number of customers receiving our Ethernet network and cellular backhaul services.

In 2014, our medium-sized business customers represented 22% of total business services revenue, compared to 19% and 15% in 2013 and 2012, respectively.

We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that our Spotlight business sells to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising time allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service. Advertising revenue is affected by the strength of the advertising market and general economic conditions.

Advertising revenue increased 11.5% in 2014 primarily due to an increase in political advertising revenue of 8.0%, as well as an increase in revenue in our national and local advertising markets. Excluding the impact of political advertising revenue, advertising revenue increased 3.5% in 2014. Advertising revenue decreased 4.2% in 2013 primarily due to lower political advertising revenue. Excluding the impact of political advertising revenue, advertising revenue increased 4.8% in 2013 primarily due to increases in our national and regional advertising markets.

Other

We receive revenue related to cable franchise and other regulatory fees. We also receive revenue related to our digital media center, commissions from electronic retailing networks, and fees from other services, such as our home security and automation services. Cable franchise and other regulatory fees represent the fees we are required to pay to federal, state and local authorities that we pass through to our customers. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. The changes in franchise and other regulatory fees collected from our cable services customers are generally due to changes in the revenue on which the fees apply.

Other revenue increased 4.9% and 10.5% in 2014 and 2013, respectively, primarily due to increases in revenue from our home security and automation services, as well as increases in cable franchise and other regulatory fees.

59	Comcast 2014 Annual Report on Form 10-K

Cable Communications Segment – Operating Costs and Expenses

We continue to focus on controlling the growth of expenses. Our operating margin, which is our operating income before depreciation and amortization as a percentage of revenue, for 2014, 2013 and 2012 was 41.0%, 41.1% and 41.0%, respectively.

Programming Expenses

Programming expenses, which represent our largest operating expense, are the fees we pay to license the programming we distribute to our video customers. These expenses are affected by the programming license fees charged by cable networks, the fees charged for retransmission of the signals from local broadcast television stations, the number of video customers we serve and the amount of content we provide. Programming expenses increased in 2014 and 2013 primarily due to increases in programming license fees, including retransmission consent fees and sports programming costs, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

We anticipate that our programming expenses will continue to increase as we provide additional content, including in HD, to our video customers; as we deliver this content through an increasing number of platforms, including On Demand, online and through our mobile apps; and as the fees we pay increase, primarily retransmission consent fees and sports programming costs. We believe that adding more content and delivering it on various platforms will help us to attract and retain video customers.

Technical and Product Support Expenses

Technical and product support expenses include costs to complete service call and installation activities, as well as costs for network operations, product development, fulfillment and provisioning. Technical and product support expenses increased in 2014 and 2013 primarily due to expenses related to the development, delivery and support of our enhanced devices and services, including our X1 platform, Cloud DVR technology and wireless gateways, and the continued growth in business services. The increase in 2014 was also due to expenses related to our home security and automation services and the increase in 2013 was also due to customer fulfillment activities.

Customer Service Expenses

Customer service expenses include the personnel and other costs associated with handling the sale of services to customers and customer service activity. Customer service expenses increased in 2014 and 2013 primarily due to increases in total labor costs associated with increases in customer service activity. The increases in customer service activity were primarily due to sales and related support activities associated with the continued deployment of enhanced devices and services, which include our X1 platform, Cloud DVR technology, wireless gateways, and home security and automation services, and the continued growth in business services.

Franchise and Other Regulatory Fees

Franchise and other regulatory fees increased in 2014 and 2013 primarily due to increases in revenue from residential cable services and business services related to the fees we are required to pay to federal, state and local authorities.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses increased in 2014 and 2013 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other Costs and Expenses

Other costs and expenses increased in 2014 and 2013 primarily due to increases in costs to support our advertising sales business, as well as increases in other administrative costs.

Comcast 2014 Annual Report on Form 10-K	60

NBCUniversal Segments Overview

2014 NBCUniversal Segments Operating Results

Year ended December 31 (in millions)	2014	2013	2012	% Change 2013 to 2014	% Change 2012 to 2013
Revenue
Cable Networks	$9,563	$9,201	$8,727	3.9%	5.4%
Broadcast Television	8,542	7,120	8,200	20.0	(13.2)
Filmed Entertainment	5,008	5,452	5,159	(8.2)	5.7
Theme Parks	2,623	2,235	2,085	17.3	7.2
Headquarters, other and eliminations	(308)	(358)	(359)	NM	NM
Total revenue	$25,428	$23,650	$23,812	7.5%	(0.7)%
Operating Income Before Depreciation and Amortization
Cable Networks	$3,589	$3,501	$3,303	2.5%	6.0%
Broadcast Television	734	345	358	112.5	(3.6)
Filmed Entertainment	711	483	79	47.3	509.7
Theme Parks	1,168	1,004	953	16.4	5.3
Headquarters, other and eliminations	(614)	(601)	(586)	(2.4)	(2.3)
Total operating income before depreciation and amortization	$5,588	$4,732	$4,107	18.1%	15.2%

During 2014, 2013 and 2012, there were no changes to NBCUniversal’s accounting principles or practices that had a material effect on its net income.

61	Comcast 2014 Annual Report on Form 10-K

Cable Networks Segment Results of Operations

Year ended December 31 (in millions)	2014	2013	2012	% Change 2013 to 2014	% Change 2012 to 2013
Revenue
Distribution	$5,307	$4,905	$4,604	8.2%	6.5%
Advertising	3,494	3,536	3,389	(1.2)	4.3
Content licensing and other	762	760	734	0.3	3.6
Total revenue	9,563	9,201	8,727	3.9	5.4
Operating costs and expenses
Programming and production	4,241	3,850	3,659	10.2	5.2
Other operating and administrative	1,232	1,342	1,306	(8.3)	2.8
Advertising, marketing and promotion	501	508	459	(1.3)	10.7
Total operating costs and expenses	5,974	5,700	5,424	4.8	5.1
Operating income before depreciation and amortization	$3,589	$3,501	$3,303	2.5%	6.0%

Cable Networks Segment – Revenue

Distribution

Distribution revenue is generated from distribution agreements with multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Distribution revenue increased in 2014 primarily due to our broadcast of the 2014 Sochi Olympics and increases in contractual rates charged under distribution agreements. Excluding $177 million of revenue associated with the 2014 Sochi Olympics, distribution revenue increased 4.6% in 2014. Distribution revenue increased in 2013 primarily due to increases in contractual rates charged under distribution agreements.

In 2014, 2013 and 2012, 12%, 13% and 13%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in Comcast’s consolidated financial statements but are included in the amounts presented above.

Advertising

Advertising revenue is generated from the sale of advertising units sold on our cable networks and related digital media properties. Our advertising revenue is primarily based on the price we receive for each advertising unit, which is generally based on audience ratings and the value of our viewer demographics to advertisers, and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the strength of the national advertising market, general economic conditions, cyclicality related to political campaigns and issue-oriented advertising, and the success and ratings of our programming. Audience ratings at some of our cable networks have declined and may continue to decline as the number of programming choices, including choices on both linear television and digital platforms, continues to increase and as the use of DVRs and video on demand services that give viewers more control over when they view content continues to increase.

Advertising revenue decreased slightly in 2014 primarily due to continued declines in audience ratings at our networks and the absence of the Style network and Fandango in the current year, partially offset by higher prices and an increase in the volume of advertising units sold and our broadcast of the 2014 Sochi Olympics. Excluding $80 million of revenue associated with the 2014 Sochi Olympics, advertising revenue decreased 3.5% in 2014 primarily due to continued declines in audience ratings at our networks. Advertising revenue

Comcast 2014 Annual Report on Form 10-K	62

increased 4.3% in 2013 primarily due to higher prices and an increase in the volume of advertising units sold, which contributed to a combined increase of 8.9%. The increase in advertising revenue in 2013 was partially offset by continued declines in audience ratings at our networks.

Content Licensing and Other

We also generate other revenue primarily from the licensing of our owned programming in the United States and internationally to various distribution platforms, including cable and broadcast networks and digital distributors.

Content licensing and other revenue remained flat in 2014. Content licensing and other revenue increased in 2013 primarily due to the timing of availability of content under our licensing agreements with digital distributors.

Cable Networks Segment – Operating Costs and Expenses

Programming and Production Costs

Programming and production costs include the amortization of owned and acquired programming, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms, and on-air talent costs.

Programming and production costs increased in 2014 primarily due to costs of $242 million associated with the 2014 Sochi Olympics, as well as our continued investment in programming, including original programming at our entertainment networks and sports programming rights costs. The increase in sports programming rights costs in 2014 included the impact of a new rights agreement with a professional sports team and the full year of English Premier League soccer. Programming and production costs increased in 2013 primarily due to our continued investment in programming, including sports programming rights costs. The increase in sports programming rights costs in 2013 included the impact from an increase in the number of NHL games compared to 2012 due to the NHL lockout in 2012, as well as costs associated with our broadcasts of English Premier League soccer, which began in August 2013.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative costs and expenses decreased in 2014 primarily due to lower employee-related costs and the absence of the Style network and Fandango in the current year. Other operating and administrative costs and expenses increased in 2013 primarily due to an increase in employee-related costs.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of the costs associated with promoting our cable networks and costs associated with our related digital media properties.

Advertising, marketing and promotion expenses remained relatively flat in 2014. Advertising, marketing and promotion expenses increased in 2013 primarily due to increased spending on marketing related to the launch of new programming on our cable networks.

63	Comcast 2014 Annual Report on Form 10-K

Broadcast Television Segment Results of Operations

Year ended December 31 (in millions)	2014	2013	2012	% Change 2013 to 2014	% Change 2012 to 2013
Revenue
Advertising	$5,888	$4,930	$5,876	19.4%	(16.1)%
Content licensing	1,569	1,447	1,474	8.4	(1.8)
Other	1,085	743	850	46.0	(12.6)
Total revenue	8,542	7,120	8,200	20.0	(13.2)
Operating costs and expenses
Programming and production	6,127	5,192	6,291	18.0	(17.5)
Other operating and administrative	1,199	1,204	1,206	(0.4)	(0.2)
Advertising, marketing and promotion	482	379	345	27.0	10.0
Total operating costs and expenses	7,808	6,775	7,842	15.3	(13.6)
Operating income before depreciation and amortization	$734	$345	$358	112.5%	(3.6)%

Broadcast Television Segment – Revenue

Advertising

Advertising revenue is generated from the sale of advertising units sold on our broadcast networks, our owned local television stations and our related digital media properties. Our advertising revenue is primarily based on the price we receive for each advertising unit, which is generally based on audience ratings and the value of our viewer demographics to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned local television stations’ programming schedules. Advertising revenue is affected by the strength of the national and local advertising markets, general economic conditions, cyclicality related to political campaigns and issue-oriented advertising, and the success and ratings of our programming.

Advertising revenue increased in 2014 primarily due to revenue associated with our broadcast of the 2014 Sochi Olympics. Excluding $730 million of revenue associated with our broadcast of the 2014 Sochi Olympics, advertising revenue increased 4.6% in 2014 primarily due to higher prices and an increase in the volume of advertising units sold. Advertising revenue decreased in 2013 primarily due to $1.2 billion of advertising revenue recorded in 2012 associated with our broadcasts of the 2012 Super Bowl and the 2012 London Olympics. Excluding the impact of these events, advertising revenue increased 5.0% in 2013 primarily due to higher prices and an increase in the volume of advertising units sold.

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally to various distribution platforms, including to cable and broadcast networks and digital distributors. The production and distribution costs related to our owned programming generally exceed the revenue generated from the initial network license, which means the subsequent licensing of our owned programming series following the initial network license is critical to their financial success.

Content licensing revenue increased in 2014 primarily due to new content licensing agreements with digital distributors. Content licensing revenue decreased in 2013 primarily due to the timing of availability of content under our licensing agreements.

Comcast 2014 Annual Report on Form 10-K	64

Other

We also generate other revenue primarily from fees for retransmission consent of our owned broadcast television stations and associated fees received from our affiliated local broadcast television stations, as well as from the sale of our owned programming on DVDs and electronically through digital distributors. The sale of our owned programming is driven primarily by the popularity of our broadcast networks and programming series, and therefore fluctuates based on consumer spending and acceptance. Other revenue also includes distribution revenue associated with our periodic broadcasts of the Olympic Games.

Other revenue increased in 2014 primarily due to $116 million of distribution revenue from multichannel video providers and fees recognized under our retransmission consent agreements associated with our broadcast of the 2014 Sochi Olympics. Other revenue decreased in 2013 primarily due to $266 million of distribution revenue from multichannel video providers in 2012 associated with our broadcast of the 2012 London Olympics. The decrease in 2013 was partially offset by an increase in fees recognized under our retransmission consent agreements.

Broadcast Television Segment – Operating Costs and Expenses

Programming and Production Costs

Programming and production costs relate to content originating on our broadcast networks and owned local broadcast television stations. They include the amortization of owned and acquired programming costs, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms, and on-air talent costs.

Programming and production costs increased in 2014 primarily due to costs of $715 million associated with our broadcast of the 2014 Sochi Olympics, as well as our continued investment in original programming. Programming and production costs decreased in 2013 primarily due to costs of $1.3 billion associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl. Excluding the impact of these events, programming and production costs increased in 2013 primarily due to our continued investment in original programming.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative costs and expenses remained flat in 2014 and 2013.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of the costs associated with promoting our owned television programming, as well as the marketing of DVDs and costs associated with our related digital media properties.

Advertising, marketing and promotion expenses increased in 2014 and 2013 primarily due to increased spending on marketing associated with our primetime lineup.

65	Comcast 2014 Annual Report on Form 10-K

Filmed Entertainment Segment Results of Operations

Year ended December 31 (in millions)	2014	2013	2012	% Change 2013 to 2014	% Change 2012 to 2013
Revenue
Theatrical	$1,101	$1,568	$1,390	(29.8)%	12.8%
Content licensing	1,792	1,654	1,540	8.3	7.4
Home entertainment	1,457	1,828	1,834	(20.3)	(0.3)
Other	658	402	395	63.7	1.8
Total revenue	5,008	5,452	5,159	(8.2)	5.7
Operating costs and expenses
Programming and production	2,331	2,982	3,002	(21.8)	(0.7)
Other operating and administrative	849	716	652	18.5	9.8
Advertising, marketing and promotion	1,117	1,271	1,426	(12.2)	(10.8)
Total operating costs and expenses	4,297	4,969	5,080	(13.5)	(2.2)
Operating income before depreciation and amortization	$711	$483	$79	47.3%	509.7%

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

Theatrical revenue decreased in 2014 and increased in 2013 primarily due to the strong performance of our major films in 2013, including Despicable Me 2 and Fast and Furious 6. The decrease in theatrical revenue in 2014 was partially offset by the performance of our current year releases, including Lucy and Neighbors.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to cable, broadcast and premium networks, as well as to digital distributors.

Content licensing revenue increased in 2014 primarily due to the timing of availability of content under licensing agreements related to our film library. Content licensing revenue increased in 2013 primarily due to the international licensing of our 2012 theatrical releases, as well as from the licensing of our 2013 theatrical releases to digital distributors.

Home Entertainment

Home entertainment revenue is generated from the sale of our owned and acquired films on DVDs to retail stores, rental kiosks and subscription by mail services, and electronically through digital distributors. Home entertainment revenue is significantly affected by the timing and number of our releases and their acceptance by consumers. Release dates are determined by several factors, including the timing of the exhibition of a film in movie theaters, holiday periods and the timing of competitive releases.

Comcast 2014 Annual Report on Form 10-K	66

Home entertainment revenue decreased in 2014 primarily due to the strong performance of our 2013 releases, including Despicable Me 2 and Fast and Furious 6. Home entertainment revenue remained flat in 2013 primarily due to a decrease in the number of releases in 2013 compared to 2012 offset by the strong performance of Despicable Me 2 and Fast and Furious 6.

The overall DVD market continues to experience declines due to the maturation of the standard-definition DVD format, piracy, and increasing shifts in consumer behavior toward digital distributors, and subscription rental services, all of which generate less revenue per transaction than DVD sales.

Other

We also generate revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties and from a movie ticketing and entertainment business.

Other revenue increased in 2014 primarily due to the inclusion of Fandango in 2014, which was previously presented in our Cable Networks segment. Other revenue increased slightly in 2013 primarily due to an increase in revenue generated from our stage plays.

Filmed Entertainment Segment – Operating Costs and Expenses

Programming and Production Costs

Programming and production costs include the amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution expenses. Residual payments represent amounts payable to certain of our employees, including freelance and temporary employees, who are represented by labor unions or guilds and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent, third parties that have entered into cofinancing agreements with us and other parties involved in the production of a film.

Programming and production costs decreased in 2014 and 2013 primarily due to lower amortization of film costs associated with the lower costs of our 2014 and 2013 film slates compared to their respective prior years.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative expenses increased in 2014 primarily due to the inclusion of Fandango in 2014, which was previously presented in our Cable Networks segment. Other operating and administrative expenses increased in 2013 primarily due to the realization of a receivable in 2012 that was previously reserved for as uncollectible.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of expenses associated with advertising for our theatrical releases and the marketing of DVDs. We incur significant marketing expenses before and throughout the release of a film in movie theaters. As a result, we typically incur losses on a film prior to and during the film’s exhibition in movie theaters and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs associated with producing and marketing films have generally increased in recent years and may continue to increase in the future.

Advertising, marketing and promotion expenses decreased in 2014 and 2013 primarily due to fewer significant theatrical releases compared to their respective prior years.

67	Comcast 2014 Annual Report on Form 10-K

Theme Parks Segment Results of Operations

Year ended December 31 (in millions)	2014	2013	2012	% Change 2013 to 2014	% Change 2012 to 2013
Revenue	$2,623	$2,235	$2,085	17.3%	7.2%
Operating costs and expenses	1,455	1,231	1,132	18.1	8.8
Operating income before depreciation and amortization	$1,168	$1,004	$953	16.4%	5.3%

Theme Parks Segment – Revenue

Our Theme Parks segment revenue is generated primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando, Florida and Hollywood, California, as well as from licensing and other fees. Attendance at our theme parks and per capita spending depend heavily on the general environment for travel and tourism, including consumer spending on travel and other recreational activities. Licensing and other fees relate primarily to our agreements with third parties that operate the Universal Studios Japan and the Universal Studios Singapore theme parks to license the Universal Studios brand name and other intellectual property.

Theme Parks segment revenue increased in 2014 and 2013 primarily due to higher guest attendance and increases in per capita spending at our Orlando and Hollywood theme parks. The increase in 2014 was primarily due to new attractions, such as The Wizarding World of Harry Potter™ – Diagon Alley™ in Orlando and Despicable Me: Minion Mayhem in Hollywood. The increase in 2013 was primarily due to the continued success of The Wizarding World of Harry Potter™ attraction in Orlando and the Transformers attractions in Orlando and Hollywood.

Theme Parks Segment – Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.

Theme Parks segment operating costs and expenses increased in 2014 and 2013 primarily due to additional costs at our Orlando and Hollywood theme parks associated with new attractions, such as The Wizarding World of Harry Potter™ – Diagon Alley™ in Orlando in 2014 and increases in food, beverage and merchandise costs associated with the increases in attendance in both periods.

NBCUniversal Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses incurred by our NBCUniversal businesses include overhead, personnel costs and costs associated with corporate initiatives. Operating costs and expenses increased in 2014 and 2013 primarily due to higher employee-related costs, including severance costs in 2014.

Corporate and Other Results of Operations

Year ended December 31 (in millions)	2014	2013	2012	% Change 2013 to 2014	% Change 2012 to 2013
Revenue	$709	$600	$498	18.1%	20.6%
Operating costs and expenses	1,487	1,089	874	36.5	24.7
Operating loss before depreciation and amortization	$(778)	$(489)	$(376)	(59.1)%	(30.2)%

Comcast 2014 Annual Report on Form 10-K	68

Corporate and Other – Revenue

Other revenue primarily relates to Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue increased in 2014 primarily due to an increase in revenue from food services associated with new contracts entered into by one of our Comcast-Spectacor businesses, as well as an increase in revenue associated with newly acquired businesses. Other revenue increased in 2013 primarily due to an increase in the number of NHL games compared to 2012 due to the NHL lockout in 2012.

Corporate and Other – Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the cost of corporate initiatives and branding, and operating costs and expenses associated with Comcast-Spectacor.

Corporate and Other operating costs and expenses increased in 2014 primarily due to $237 million of transaction-related costs associated with the Time Warner Cable merger and the divestiture transactions, as well as an increase in operating costs and expenses associated with new contracts entered into by one of our Comcast-Spectacor businesses. Corporate and Other operating costs and expenses also increased due to $25 million of costs associated with the 2014 Sochi Olympics. Corporate and Other operating costs and expenses increased in 2013 primarily due to $74 million of expenses associated with the final settlement of the terminated qualified pension plan that provided benefits to former employees of a company we acquired as part of the AT&T Broadband transaction in 2002, as well as an increase in labor costs in our Comcast-Spectacor business.

Consolidated Other Income (Expense) Items, Net

Year ended December 31 (in millions)	2014	2013	2012
Interest expense	$(2,617)	$(2,574)	$(2,521)
Investment income (loss), net	296	576	219
Equity in net income (losses) of investees, net	97	(86)	959
Other income (expense), net	(215)	(364)	773
Total	$(2,439)	$(2,448)	$(570)

Interest Expense

Interest expense increased in 2014 primarily due to the effects of our interest rate derivative financial instruments. Interest expense increased in 2013 primarily due to an increase in our debt outstanding, partially offset by a lower average cost of debt.

Investment Income (Loss), Net

The changes in investment income (loss), net in 2014 and 2013 were primarily due to the $443 million gain that was recorded in 2013 related to the sale of our investment in Clearwire Corporation in July 2013. The components of investment income (loss), net in 2014, 2013 and 2012 are presented in a table in Note 7 to Comcast’s consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The change in equity in net income (loss) of investees, net in 2014 was primarily due to $142 million of total equity losses recorded in 2013 attributable to our investment in Hulu, LLC (“Hulu”). In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, which we had previously accounted for as a cost method investment. This represented an agreement to provide our first capital contribution to Hulu since we acquired our interest in it as part of our acquisition of a controlling interest in NBCUniversal, LLC (“NBCUniversal Holdings”) in 2011 (the “NBCUniversal transaction”); therefore, we began

69	Comcast 2014 Annual Report on Form 10-K

to apply the equity method of accounting for this investment. The change in the method of accounting for this investment required us to recognize our proportionate share of Hulu’s accumulated losses from the date of the NBCUniversal transaction through July 2013. The change in equity in net income (loss), net in 2013 was primarily due to $876 million of income that was recorded in 2012 related to our portion of a gain on the sale of advanced wireless services spectrum licenses through our investment in SpectrumCo, as well as $142 million of total equity losses recorded in 2013 attributable to our investment in Hulu.

Other Income (Expense), Net

The change in other income (expense), net in 2014 was primarily due to the net impact of an impairment of $236 million of our equity method investment in, and loans with, a regional sports cable network based in Houston, Texas and a $108 million gain related to our sale of wireless communications spectrum licenses in 2013, as well as a $27 million favorable settlement of a contingency recorded in 2014 related to the AT&T Broadband transaction in 2002. The change in other income (expense), net in 2013 was primarily due to a $1 billion gain recorded in 2012 related to the sale of our investment in A&E Television Networks LLC (“A&E Television Networks”), as well as the net impact of the $236 million impairment related to our equity method investment in a regional sports cable network and a $108 million gain related to our sale of wireless communications spectrum licenses in 2013.

Consolidated Income Tax Expense

Income tax expense reflects federal and state income taxes, adjustments associated with uncertain tax positions and, until we acquired General Electric Company’s (“GE”) 49% common equity interest in NBCUniversal Holdings that we did not already own in March 2013 (the “NBCUniversal redemption transaction”), the partnership structure of NBCUniversal Holdings whereby income tax expense was not recorded on the portion of its consolidated income that was attributable to GE’s noncontrolling interest. Our effective income tax rate in 2014, 2013 and 2012 was 31.1%, 35.8% and 32.3%, respectively.

In September 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions and, as a result, our income tax expense decreased by $724 million. See Note 15 to Comcast’s consolidated financial statements for additional information on the changes in our accruals for uncertain tax positions and related interest on these tax positions. In 2013, our effective income tax rate increased compared to 2012 due to the NBCUniversal redemption transaction, following which we recorded income tax expense on all of NBCUniversal’s consolidated income. In addition, our 2013 income tax expense was reduced by $158 million due to the nontaxable portion of the increase in tax basis associated with the redemption of Liberty Media Series A common stock in October 2013.

Our income tax expense in the future may continue to be impacted by adjustments to uncertain tax positions and related interest, and changes in tax laws. We expect our 2015 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions. In addition, the Time Warner Cable merger and the divestiture transactions may result in changes to our existing deferred income tax liabilities due to changes in the apportionment factors related to state income taxes. Any such changes will be reflected in income tax expense as of the respective closing dates.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The decreases in net income attributable to noncontrolling interests and redeemable subsidiary preferred stock in 2014 and 2013 were primarily due to the NBCUniversal redemption transaction.

Comcast 2014 Annual Report on Form 10-K	70

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

Our commercial paper programs provide a lower-cost source of borrowing to fund our short-term working capital requirements. These commercial paper programs are fully and unconditionally guaranteed by us and our 100% owned cable holding company subsidiaries, Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”), as well as by NBCUniversal. The Comcast commercial paper program is supported by the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility due June 2017.

In February 2014, NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”) entered into a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s $1.35 billion revolving credit facility due March 2018.

As of December 31, 2014, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.5 billion, which included $505 million available under the NBCUniversal Enterprise revolving credit facility.

We, NBCUniversal and the cable guarantors that have provided guarantees are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing the Comcast and Comcast Cable Communications, LLC revolving credit facility. We test for compliance with the covenants for this credit facility on an ongoing basis. The only financial covenant is in this credit facility and pertains to leverage, which is the ratio of debt to operating income before depreciation and amortization, as defined in the credit facility. As of December 31, 2014, we met this financial covenant by a significant margin. We do not expect to have to reduce debt or improve operating results in order to continue to comply with this financial covenant.

71	Comcast 2014 Annual Report on Form 10-K

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2014	2013	2012
Operating income	$14,904	$13,563	$12,179
Depreciation and amortization	8,019	7,871	7,798
Operating income before depreciation and amortization	22,923	21,434	19,977
Noncash share-based compensation	513	419	371
Termination of receivables monetization programs	—	(1,442)	—
Changes in operating assets and liabilities	(357)	93	(418)
Cash basis operating income	23,079	20,504	19,930
Payments of interest	(2,389)	(2,355)	(2,314)
Payments of income taxes	(3,668)	(3,946)	(2,841)
Proceeds from investments and other	190	162	213
Excess tax benefits under share-based compensation	(267)	(205)	(134)
Net cash provided by operating activities	$16,945	$14,160	$14,854

The changes in operating assets and liabilities in 2014 compared to the changes in 2013 were primarily related to the timing of film and television production spending and related costs, net of amortization of approximately $600 million.

The changes in operating assets and liabilities in 2013 compared to the changes in 2012 were primarily due to the timing of receipts for our accounts receivable, increases in deferred revenue associated with our Olympics broadcasts, and a decrease in film and television costs. The increases were partially offset by payments made in 2013 related to the termination of a film financing arrangement and payments of our accounts payable and accrued expenses related to trade creditors, as well as the timing of other operating items.

Interest payments remained relatively flat in 2014 and 2013.

The decrease in income tax payments in 2014 was primarily due to the settlement of tax disputes and the repatriation of foreign earnings in 2013. The decrease was partially offset by higher taxable income from operations and the net impact of the economic stimulus legislation in 2014. The increase in income tax payments in 2013 was primarily due to higher taxable income from operations, the net impact of the economic stimulus legislation, the settlement of tax disputes and the repatriation of foreign earnings. We expect income tax payments to increase in 2015 primarily due to higher taxable income from operations and the net impact of economic stimulus legislation.

Investing Activities

Net cash used in investing activities in 2014 consisted primarily of cash paid for capital expenditures and intangible assets. Net cash used in investing activities in 2013 consisted primarily of cash paid for capital expenditures, acquisitions and construction of real estate properties, purchases of investments and cash paid for intangible assets. Net cash used in investing activities in 2012 consisted primarily of cash paid for capital expenditures, intangible assets and purchases of investments, which was substantially offset by proceeds from the sale of investments and return of capital from investees.

Comcast 2014 Annual Report on Form 10-K	72

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable Communications segment, and we expect that this will continue in the future. The table below summarizes the capital expenditures we incurred in our Cable Communications segment in 2014, 2013 and 2012.

Year ended December 31 (in millions)	2014	2013	2012
Cable distribution system	$2,047	$1,819	$1,720
Customer premise equipment	3,397	2,990	2,678
Other equipment	613	527	462
Buildings and building improvements	97	67	57
Land	—	—	4
Total	$6,154	$5,403	$4,921

Cable Communications capital expenditures increased in 2014 and 2013 primarily due to an increase in customer premise equipment purchases, including purchases related to our X1 platform and Cloud DVR technology, as well as purchases related to our wireless gateways in 2013, and increased investment in business services and network infrastructure to increase network capacity.

Capital expenditures in our NBCUniversal segments increased 5.3% to $1.2 billion in 2014 and 52.0% to $1.2 billion in 2013 primarily due to continued investment in our Universal theme parks.

Our capital expenditures for 2015 are expected to increase as we continue to invest in the deployment of our X1 platform and Cloud DVR technology, and the expansion of business services and our home security and automation services. We also expect capital expenditures to increase in 2015 as a result of integration efforts following the close of the Time Warner Cable merger. Capital expenditures for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes, the timing and rate of deployment of new services, and the capacity required for existing services. In addition, we expect to continue to invest in existing and new attractions at our Universal theme parks.

Cash Paid for Intangible Assets

In 2014, 2013 and 2012, cash paid for intangible assets consisted primarily of expenditures for software.

Acquisitions and Construction of Real Estate Properties

Acquisitions and construction of real estate properties in 2014 was not significant. In 2013, acquisitions and construction of real estate properties included NBCUniversal’s purchases of the 30 Rockefeller Plaza properties it occupies and the property located at 10 Universal City Plaza, which is adjacent to Universal Studios Hollywood in University City, California, and our purchase of an 80% interest in a business whose primary asset is our corporate headquarters located in Philadelphia, Pennsylvania.

Proceeds from Sales of Businesses and Investments

In 2014, proceeds from sales of businesses and investments were primarily related to the sale of our investment in Arris Group and the sale of equity securities following the settlement of certain of our prepaid forward sale agreements. In 2013, proceeds from sales of businesses and investments were primarily related to the redemption of our Liberty Media Series A common stock by Liberty Media Corporation and the sale of our investment in Clearwire. In 2012, proceeds from sales of businesses and investments were primarily related to the sale of our investment in A&E Television Networks. Following the sale of our investment in A&E Television Networks, NBCUniversal no longer receives dividends from A&E Television Networks. In 2012, NBCUniversal received $129 million in dividends from A&E Television Networks, which were included in net cash provided by operating activities.

73	Comcast 2014 Annual Report on Form 10-K

Return of Capital from Investees

Our return of capital from investees in 2014 was not significant. In 2013, our return of capital from investees consisted primarily of a distribution received from The Weather Channel Holding Corp. In 2012, our return of capital from investees consisted primarily of distributions received from the SpectrumCo transaction.

Purchases of Investments

Our purchases of investments in 2014 were not significant. In 2013, our purchases of investments were primarily related to equity securities that were held as collateral for our prepaid forward sale agreements. Our purchases of investments in 2012 were not significant.

Financing Activities

Net cash used in financing activities consisted primarily of repurchases of our common stock, repayments of debt and dividend payments, which were partially offset by proceeds from new borrowings. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Note 10 to Comcast’s consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings.

Share Repurchases and Dividends

In January 2014, our Board of Directors increased our share repurchase program authorization to $7.5 billion. The authorization allows us to repurchase shares in the open market or in private transactions and does not have an expiration date. In 2014, we repurchased a total of 81 million shares of our Class A Special and Class A common stock for $4.25 billion, which includes $1.25 billion of the additional $2.5 billion of shares we committed to repurchase following the shareholder approvals for the Time Warner Cable merger. In addition, because we and Time Warner Cable have received shareholder approval for the merger, we intend to repurchase an additional $1.25 billion of shares through the close of the Time Warner Cable merger in early 2015, subject to market conditions. As of December 31, 2014, we had $3.25 billion remaining under the Board’s authorization.

In February 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $4.25 billion of shares during 2015, including the remaining $1.25 billion of additional shares we committed to repurchase in connection with the Time Warner Cable merger, subject to market conditions. Additional share repurchases above the $4.25 billion commitment in 2015 will be determined following the close of the Time Warner Cable merger and the related divestiture transactions with Charter.

Our Board of Directors declared quarterly dividends totaling $2.3 billion in 2014. We paid dividends of $2.3 billion in 2014. In February 2015, our Board of Directors approved an 11.1% increase in our dividend to $1.00 per share on an annualized basis and approved our first quarter dividend of $0.25 per share to be paid in April 2015. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Comcast 2014 Annual Report on Form 10-K	74

The table below sets forth information on our share repurchases and dividends paid in 2014, 2013 and 2012.

Contractual Obligations

	Payment Due by Period
As of December 31, 2014 (in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$48,203	$4,211	$6,079	$6,318	$31,595
Capital lease obligations	31	6	9	4	12
Operating lease obligations	2,261	399	658	450	754
Purchase obligations(b)	53,415	8,882	10,010	7,869	26,654
Other long-term liabilities reflected on the balance sheet(c)	7,787	960	1,574	933	4,320
Total(d)	$111,697	$14,458	$18,330	$15,574	$63,335

Refer to Note 10 and Note 17 to Comcast’s consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations related to our Cable Communications segment include programming contracts with cable networks and local broadcast television stations, contracts with customer premise equipment manufacturers, communications vendors and multichannel video providers for which we provide advertising sales representation, and other contracts entered into in the normal course of business. Cable Communications programming contracts in the table above include amounts payable under fixed or minimum guaranteed commitments and do not represent the total fees that are expected to be paid under programming contracts, which we expect to be higher because these contracts are generally based on the number of subscribers receiving the programming. Our purchase obligations related to our NBCUniversal segments consist primarily of commitments to acquire film and television programming, including U.S. television rights to future Olympic Games through 2032, Sunday Night Football on NBC through the 2022-23 season, including the Super Bowl in 2015, 2018 and 2021, NHL games through the 2020-21 season, Spanish-language U.S. television rights to FIFA World Cup games through 2022, U.S television rights to English Premier League soccer games through the 2015-16 season, certain PGA TOUR golf events through 2021 and certain NASCAR events through 2024, as well as obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term liabilities reflected on the balance sheet consist primarily of subsidiary preferred shares; deferred compensation obligations; pension, postretirement and postemployment benefit obligations; a contingent consideration obligation related to the NBCUniversal transaction; and a contractual obligation acquired in connection with the Universal Orlando transaction. This contractual obligation involves financial interests held by a third party in certain NBCUniversal businesses and is based on a percentage of future revenue of the specified businesses. This contractual obligation provides the third party with the option, beginning in 2017, to require NBCUniversal to purchase the interest for cash in an amount equal to the fair value of the estimated future payments. Reserves for uncertain tax positions of $1.2 billion are not included in the table above because it is uncertain if and when these reserves will become payable. Payments of $1.8 billion of participations and residuals are also not included in the table above because we cannot make a reliable estimate of the period in which these obligations will be settled.

(d)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$57,434
Commitments not recorded on the balance sheet	54,263
Total	$111,697

75	Comcast 2014 Annual Report on Form 10-K

Off-Balance Sheet Arrangements

As of December 31, 2014, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

Recent Accounting Pronouncements

See Note 3 to each of Comcast’s and NBCUniversal’s consolidated financial statements for additional information related to recent accounting pronouncements.

Critical Accounting Judgments and Estimates

The preparation of our consolidated financial statements requires us to make estimates that affect the reported amounts of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. We base our judgments on our historical experience and on various other assumptions that we believe are reasonable under the circumstances, the results of which form the basis for making estimates about the carrying value of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights, the accounting for film and television costs, and the accounting for income taxes are critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below. See Notes 9, 6 and 15 to Comcast’s consolidated financial statements for a discussion of our accounting policies with respect to these items.

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

Comcast 2014 Annual Report on Form 10-K	76

bypass the qualitative assessment and proceed directly to the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible is, more likely than not, less than its carrying value, the quantitative impairment test is required. When performing a quantitative assessment, we estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions and profitability information.

In 2014, we performed a quantitative assessment of our cable franchise rights. Based on our quantitative analysis, the estimated fair values of our franchise rights exceeded the carrying value of the Northeast, Central and West divisions by 26%, 50% and 42%, respectively.

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

With respect to television series or other owned television programming, the most sensitive factor affecting our estimate of ultimate revenue is whether the series can be successfully licensed beyond its initial license. Initial estimates of ultimate revenue are limited to the amount of revenue contracted for each episode under the initial license. Once it is determined that a television series or other owned television programming can be licensed for subsequent platforms, revenue estimates for these platforms, such as U.S. and international syndication, home entertainment, and other distribution platforms, are included in ultimate revenue. Revenue estimates for produced episodes include revenue expected to be earned within 10 years of delivery of the initial episode or, if still in production, 5 years from the delivery of the most recent episode, if later.

77	Comcast 2014 Annual Report on Form 10-K

Capitalized film and television costs, as well as stage play production costs, are subject to impairment testing when certain triggering events are identified. If the fair value of a production were to fall below its unamortized cost, we would record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The fair value assessment is generally based on estimated future discounted cash flows, which are supported by our internal forecasts. Adjustments to capitalized film and stage play production costs of $26 million, $167 million and $161 million were recorded in 2014, 2013 and 2012, respectively.

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax positions using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include business acquisitions and dispositions, including consideration paid or received in connection with these transactions, certain financing transactions, and the allocation of income among state and local taxing jurisdictions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. In evaluating whether a tax position has met the more-likely-than-not recognition threshold, we presume that the position will be examined by the appropriate taxing authority that has full knowledge of all relevant information. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our financial statements. The tax position is measured at the largest amount of benefit that has a greater than 50% likelihood of being realized when the position is ultimately resolved.

We adjust our estimates periodically to reflect changes in circumstances in ongoing examinations by and settlements with the various taxing authorities, as well as changes in tax laws, regulations and precedent. We believe that adequate accruals have been made for income taxes. When uncertain tax positions are ultimately resolved, either individually or in the aggregate, differences between our estimated amounts and the actual amounts are not expected to have a material adverse effect on our consolidated financial position but could possibly be material to our consolidated results of operations or cash flow for any one period. In September 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions. The reduction resulted in a decrease of $724 million in income tax expense, which excludes the benefits of uncertain tax positions for which we have been indemnified. As of December 31, 2014, our uncertain tax positions and related accrued interest were $1.2 billion and $452 million, respectively.

Comcast 2014 Annual Report on Form 10-K	78

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

Our interest rate derivative financial instruments, which may include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Comcast’s interest rate derivative financial instruments reduced the portion of Comcast’s total consolidated debt at fixed rates as of December 31, 2014 to 88.7% from 95.2%. NBCUniversal’s interest rate derivative financial instruments reduced the portion of NBCUniversal’s total consolidated debt at fixed rates as of December 31, 2014 to 95.5% from 99.9%.

In 2014, 2013 and 2012, the effect of our interest rate derivative financial instruments was to decrease Comcast’s consolidated interest expense by $66 million, $98 million and $106 million, respectively. The effect of NBCUniversal’s interest rate derivative financial instruments was not material to NBCUniversal’s consolidated financial statements for all periods presented. Interest rate derivative financial instruments may have a significant effect on Comcast’s interest expense in the future.

The table below summarizes as of December 31, 2014 the fair values and contract terms of financial instruments by contractual year of maturity subject to interest rate risk maintained by us.

(in millions)	2015	2016	2017	2018	2019	Thereafter	Total	Estimated Fair Value as of December 31, 2014
Debt
Fixed rate	$3,358	$2,793	$2,558	$3,417	$2,205	$31,607	$45,938	$53,019
Average interest rate	6.0%	4.6%	7.0%	4.3%	3.2%	5.4%	5.3%
Variable rate	$859	$737	$—	$700	$—	$—	$2,296	$2,301
Average interest rate	1.2%	2.5%	0.0%	3.2%	0.0%	0.0%	0.7%
Interest Rate Instruments
Fixed to variable swaps	$150	$800	$400	$1,600	$200	$—	$3,150	$99
Average pay rate	1.8%	2.9%	6.1%	4.5%	5.1%	0.0%	3.4%
Average receive rate	3.7%	4.8%	6.3%	5.8%	5.7%	0.0%	5.5%

The estimated fair value of our interest rate swaps in the table above includes $11 million associated with interest rate swaps held by NBCUniversal.

We use the notional amount of each interest rate derivative financial instrument to calculate the interest to be paid or received. The notional amounts do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, including accrued interest. We estimate interest rates on variable rate debt and swaps using the average implied forward London Interbank Offered Rate through the year of maturity based on the yield curve in effect on December 31, 2014, plus the applicable borrowing margin on December 31, 2014.

79	Comcast 2014 Annual Report on Form 10-K

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

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, NBCUniversal enters into derivative financial instruments related to a significant portion of its foreign currency exposures. NBCUniversal enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its foreign currency assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, NBCUniversal hedges forecasted foreign currency transactions for periods generally not to exceed 18 months. In certain circumstances, NBCUniversal enters into foreign exchange contracts with initial maturities in excess of 18 months. As of December 31, 2014 and 2013, NBCUniversal had foreign exchange contracts with a total notional value of $890 million and $968 million, respectively. As of December 31, 2014 and 2013, the aggregate estimated fair value of these foreign exchange contracts was not material.

We have analyzed our foreign currency exposures related to NBCUniversal’s operations as of December 31, 2014, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their functional currency. For those assets and liabilities, we then evaluated the effect of a 10% shift in currency exchange rates between the functional currency and the U.S. dollar. Our analysis of such a shift in exchange rates indicated that there would be an immaterial effect on our 2014 income.

Comcast is also exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to its foreign currency denominated debt obligations. Cross-currency swaps are used to effectively convert fixed-rate foreign currency denominated debt to fixed-rate U.S. dollar denominated debt, in order to hedge the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2014 and 2013, the fair value of our cross-currency swaps on our £625 million principal amount of 5.50% senior notes due 2029 was an asset of $37 million and $73 million, respectively.

Counterparty Credit Risk Management

Comcast and NBCUniversal manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of the counterparties. Although we may be exposed to losses in the event of nonperformance by the counterparties, we do not expect such losses, if any, to be significant. Comcast has agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparties’ credit ratings. As of December 31, 2014 and 2013, Comcast was not required to post collateral under the terms of these agreements. As of December 31, 2014, the collateral that Comcast held from certain of its counterparties under the terms of these agreements was not material.

Comcast 2014 Annual Report on Form 10-K	80

Item 8: Comcast Corporation Financial Statements and Supplementary Data

NBCUniversal Media, LLC

See Index to NBCUniversal Media, LLC Financial Statements and Supplemental Data on page 148.

81	Comcast 2014 Annual Report on Form 10-K

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that Comcast’s system of internal control over financial reporting was effective as of December 31, 2014. The effectiveness of Comcast’s internal controls over financial reporting of Comcast has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Brian L. Roberts	Michael J. Angelakis	Lawrence J. Salva
Chairman and Chief Executive Officer	Vice Chairman and Chief Financial Officer	Senior Vice President, Chief Accounting Officer and Controller

Comcast 2014 Annual Report on Form 10-K	82

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014. We also have audited the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Comcast’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 27, 2015

83	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Consolidated Balance Sheet

December 31 (in millions, except share data)	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$3,910	$1,718
Investments	602	3,573
Receivables, net	6,321	6,376
Programming rights	839	928
Other current assets	1,859	1,480
Total current assets	13,531	14,075
Film and television costs	5,727	4,994
Investments	3,135	3,770
Property and equipment, net	30,953	29,840
Franchise rights	59,364	59,364
Goodwill	27,316	27,098
Other intangible assets, net	16,980	17,329
Other noncurrent assets, net	2,333	2,343
Total assets	$159,339	$158,813
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,638	$5,528
Accrued participations and residuals	1,347	1,239
Deferred revenue	915	898
Accrued expenses and other current liabilities	5,293	7,967
Current portion of long-term debt	4,217	3,280
Total current liabilities	17,410	18,912
Long-term debt, less current portion	44,017	44,567
Deferred income taxes	32,959	31,935
Other noncurrent liabilities	10,819	11,384
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,066	957
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,496,598,612 and 2,503,535,883; outstanding, 2,131,137,862 and 2,138,075,133	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 471,419,601 and 529,964,944; outstanding, 400,484,837 and 459,030,180	5	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,805	38,890
Retained earnings	21,539	19,235
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(146)	56
Total Comcast Corporation shareholders’ equity	52,711	50,694
Noncontrolling interests	357	364
Total equity	53,068	51,058
Total liabilities and equity	$159,339	$158,813

See accompanying notes to consolidated financial statements.

Comcast 2014 Annual Report on Form 10-K	84

Comcast Corporation

Consolidated Statement of Income

Year ended December 31 (in millions, except per share data)	2014	2013	2012
Revenue	$68,775	$64,657	$62,570
Costs and Expenses:
Programming and production	20,912	19,670	19,929
Other operating and administrative	19,862	18,584	17,833
Advertising, marketing and promotion	5,078	4,969	4,831
Depreciation	6,337	6,254	6,150
Amortization	1,682	1,617	1,648
	53,871	51,094	50,391
Operating income	14,904	13,563	12,179
Other Income (Expense):
Interest expense	(2,617)	(2,574)	(2,521)
Investment income (loss), net	296	576	219
Equity in net income (losses) of investees, net	97	(86)	959
Other income (expense), net	(215)	(364)	773
	(2,439)	(2,448)	(570)
Income before income taxes	12,465	11,115	11,609
Income tax expense	(3,873)	(3,980)	(3,744)
Net income	8,592	7,135	7,865
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(212)	(319)	(1,662)
Net income attributable to Comcast Corporation	$8,380	$6,816	$6,203
Basic earnings per common share attributable to Comcast Corporation shareholders	$3.24	$2.60	$2.32
Diluted earnings per common share attributable to Comcast Corporation shareholders	$3.20	$2.56	$2.28
Dividends declared per common share	$0.90	$0.78	$0.65

See accompanying notes to consolidated financial statements.

85	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2014	2013	2012
Net income	$8,592	$7,135	$7,865
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(19), $(110) and $(95)	33	185	161
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $3, $(14) and $(34)	(5)	25	58
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $59, $177 and $–	(99)	(301)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(27), $2 and $8	46	(3)	(15)
Employee benefit obligations, net of deferred taxes of $82, $(108) and $22	(139)	181	(31)
Currency translation adjustments, net of deferred taxes of $23 , $12, and $–	(38)	(29)	—
Comprehensive income	8,390	7,193	8,038
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(212)	(319)	(1,662)
Other comprehensive (income) loss attributable to noncontrolling interests	—	9	(6)
Comprehensive income attributable to Comcast Corporation	$8,178	$6,883	$6,370

See accompanying notes to consolidated financial statements.

Comcast 2014 Annual Report on Form 10-K	86

Comcast Corporation

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2014	2013	2012
Operating Activities
Net income	$8,592	$7,135	$7,865
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,019	7,871	7,798
Share-based compensation	513	419	371
Noncash interest expense (income), net	180	167	193
Equity in net (income) losses of investees, net	(97)	86	(959)
Cash received from investees	104	120	195
Net (gain) loss on investment activity and other	4	(169)	(1,062)
Deferred income taxes	1,165	16	139
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(33)	(721)	(823)
Film and television costs, net	(562)	44	22
Accounts payable and accrued expenses related to trade creditors	153	(667)	366
Other operating assets and liabilities	(1,093)	(141)	749
Net cash provided by operating activities	16,945	14,160	14,854
Investing Activities
Capital expenditures	(7,420)	(6,596)	(5,714)
Cash paid for intangible assets	(1,122)	(1,009)	(923)
Acquisitions and construction of real estate properties	(43)	(1,904)	—
Acquisitions, net of cash acquired	(477)	(99)	(90)
Proceeds from sales of businesses and investments	666	1,083	3,102
Return of capital from investees	25	149	2,362
Purchases of investments	(191)	(1,223)	(297)
Other	(171)	85	74
Net cash provided by (used in) investing activities	(8,733)	(9,514)	(1,486)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(504)	1,345	(544)
Proceeds from borrowings	4,182	2,933	4,544
Repurchases and repayments of debt	(3,175)	(2,444)	(2,881)
Repurchases and retirements of common stock	(4,251)	(2,000)	(3,000)
Dividends paid	(2,254)	(1,964)	(1,608)
Issuances of common stock	35	40	233
Purchase of NBCUniversal noncontrolling common equity interest	—	(10,761)	—
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(220)	(215)	(691)
Settlement of Station Venture liability	—	(602)	—
Other	167	(211)	(90)
Net cash provided by (used in) financing activities	(6,020)	(13,879)	(4,037)
Increase (decrease) in cash and cash equivalents	2,192	(9,233)	9,331
Cash and cash equivalents, beginning of year	1,718	10,951	1,620
Cash and cash equivalents, end of year	$3,910	$1,718	$10,951

See accompanying notes to consolidated financial statements.

87	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Changes in Equity

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2011	$16,014	$25	$7	$—	$40,940	$13,971	$(7,517)	$(152)	$381	$47,655
Stock compensation plans					612	(240)				372
Repurchases and retirements of common stock			(1)		(1,081)	(1,918)				(3,000)
Employee stock purchase plans					80					80
Dividends declared						(1,736)				(1,736)
Other comprehensive income (loss)	6							167		167
Contributions from (distributions to) noncontrolling interests, net	(493)								(169)	(169)
Other	(43)				(4)				80	76
Net income (loss)	1,514					6,203			148	6,351
Balance, December 31, 2012	16,998	25	6	—	40,547	16,280	(7,517)	15	440	49,796
Stock compensation plans					603	(371)				232
Repurchases and retirements of common stock			(1)		(555)	(1,444)				(2,000)
Employee stock purchase plans					98					98
Dividends declared						(2,046)				(2,046)
Other comprehensive income (loss)	(9)							67		67
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,651)			(26)		(1,677)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(22)								(136)	(136)
Other	70				(152)				(58)	(210)
Net income (loss)	201					6,816			118	6,934
Balance, December 31, 2013	957	25	5	—	38,890	19,235	(7,517)	56	364	51,058
Stock compensation plans					732	(433)				299
Repurchases and retirements of common stock					(928)	(3,323)				(4,251)
Employee stock purchase plans					118					118
Dividends declared						(2,320)				(2,320)
Other comprehensive income (loss)								(202)		(202)
Issuance of subsidiary shares to noncontrolling interests	85								11	11
Contributions from (distributions to) noncontrolling interests, net	(19)								(132)	(132)
Other	(33)				(7)				(22)	(29)
Net income (loss)	76					8,380			136	8,516
Balance, December 31, 2014	$1,066	$25	$5	$—	$38,805	$21,539	$(7,517)	$(146)	$357	$53,068

See accompanying notes to consolidated financial statements.

Comcast 2014 Annual Report on Form 10-K	88

Comcast Corporation

Notes to Consolidated Financial Statements

Note 1: Business and Basis of Presentation

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. In 2013, we acquired General Electric Company’s (“GE”) 49% common equity interest in NBCUniversal, LLC (“NBCUniversal Holdings”) that we did not already own.

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”) whereby Time Warner Cable will become our wholly owned subsidiary (the “Time Warner Cable merger”). On April 25, 2014, in connection with the merger agreement, we entered into an agreement with Charter Communications, Inc. (“Charter”) that, among other things, would result in a net disposition of certain cable systems. See Note 5 for additional information on the Time Warner Cable merger and the agreement with Charter.

We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses (collectively, the “NBCUniversal segments”). See Note 18 for additional information on our reportable business segments.

Our Cable Communications segment primarily manages and operates cable systems that serve residential and business customers in the United States. As of December 31, 2014, our cable systems served 22.4 million video customers, 22.0 million high-speed Internet customers and 11.2 million voice customers, with 27.0 million total customer relationships.

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, and our cable television production operations.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo (formerly mun2) national cable network, and our broadcast television production operations.

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. Our Theme Parks segment also receives fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Our other business interests consist primarily of Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

89	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Basis of Presentation

The accompanying consolidated financial statements include all entities in which we have a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”).

We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate as of the balance sheet date and translate revenue and expenses using average monthly exchange rates. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Any foreign currency transaction gains and losses are included in our consolidated statement of income.

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe that the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

•	valuation and impairment testing of cable franchise rights (see Note 9)

•	film and television costs (see Note 6)

•	income taxes (see Note 15)

In addition, the following accounting policies are specific to the industries in which we operate:

•	capitalization and amortization of film and television costs (see Note 6)

•	installation costs for connecting customers to our cable systems (see Note 8)

Information on our other accounting policies or methods related to our consolidated financial statements are included, where applicable, in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Revenue Recognition

Cable Communications Segment

Our Cable Communications segment generates revenue primarily from subscriptions to our video, high-speed Internet and voice services (“cable services”) and from the sale of advertising. We recognize revenue from cable services as each service is provided. Customers are typically billed in advance on a monthly basis based on the services and features they receive and the type of equipment they use. We manage credit risk by screening applicants through the use of internal customer information, identification verification tools and credit bureau data. If a customer’s account is delinquent, various measures are used to collect outstanding amounts, including termination of the customer’s cable services. Since installation revenue obtained from the connection of customers to our cable systems is less than the related direct selling costs, we recognize revenue as connections are completed.

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that our Spotlight business sells to local, regional and national advertisers.

Comcast 2014 Annual Report on Form 10-K	90

Comcast Corporation

We recognize advertising revenue when the advertising is aired. In most cases, the available advertising units are sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we report the advertising that is sold as revenue and the fees paid to representation firms and multichannel video providers as other operating and administrative expenses.

Revenue earned from other sources, such as our home security and automation services, is recognized when services are provided or events occur. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. We normally pass these fees through to our cable services customers and classify the fees as a component of revenue with the corresponding costs included in other operating and administrative expenses.

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming through distribution to subscription video on demand services and various other distribution platforms, and from the sale of our owned programming electronically through digital distributors such as iTunes. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming through various distribution platforms, including to cable and broadcast networks and to subscription video on demand services, and from fees received under retransmission consent agreements. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising units. We record revenue from the licensing of our owned programming when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the component of revenue associated with the advertisements when they are aired or viewed.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and electronically through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from a movie ticketing and entertainment business. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We record revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

91	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando, Florida and Hollywood, California, as well as from licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the annual period following the initial activation date.

Cable Communications Programming Expenses

Cable Communications programming expenses are the fees we pay to license the programming we distribute to our video customers. Programming is acquired for distribution to our video customers, generally under multiyear distribution agreements, with rates typically based on the number of customers that receive the programming, channel positioning and the extent of distribution. From time to time, these contracts expire and programming continues to be provided under interim arrangements while the parties negotiate new contractual terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract’s terms, the amount of programming expenses recorded during these interim arrangements is based on our estimates of the ultimate contractual terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

When our Cable Communications segment receives incentives from cable networks for the licensing of their programming, we defer a portion of these incentives, which are included in other current and noncurrent liabilities, and recognize them over the term of the contract as a reduction to programming expenses.

Advertising Expenses

Advertising costs are expensed as incurred.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair values. Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of three months or less when purchased.

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

Our derivative financial instruments are recorded in our consolidated balance sheet at fair value. See Note 7 for additional information on the derivative component of our prepaid forward sale agreements. The impact of other derivative financial instruments on our consolidated financial statements was not material for all periods presented.

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

Comcast 2014 Annual Report on Form 10-K	92

Comcast Corporation

Note 3: Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to discontinued operations. The updated accounting guidance provides a narrower definition of discontinued operations than existing GAAP. The updated accounting guidance requires that only disposals of components of an entity, or groups of components, that represent a strategic shift that has or will have a material effect on the reporting entity’s operations be reported in the financial statements as discontinued operations. The updated accounting guidance also provides guidance on the financial statement presentations and disclosures of discontinued operations. The updated accounting guidance will be effective prospectively for us on January 1, 2015.

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The updated accounting guidance will be effective for us on January 1, 2017, and early adoption is not permitted. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Note 4: Earnings Per Share

Computation of Diluted EPS

	2014			2013			2012
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$8,380	2,583	$3.24	$6,816	2,625	$2.60	$6,203	2,678	$2.32
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		37			40			39
Diluted EPS attributable to Comcast Corporation shareholders	$8,380	2,620	$3.20	$6,816	2,665	$2.56	$6,203	2,717	$2.28

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

93	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for 2014, 2013 and 2012.

Note 5: Significant Transactions

2014

Time Warner Cable Merger

On February 12, 2014, we entered into the merger agreement with Time Warner Cable. Time Warner Cable is among the largest providers of video, high-speed Internet and voice services in the United States, located mainly in five geographic areas: New York State (including New York City), the Carolinas, the Midwest (including Ohio, Kentucky and Wisconsin), Southern California (including Los Angeles) and Texas. Time Warner Cable stockholders will receive, in exchange for each share of Time Warner Cable common stock owned immediately prior to the Time Warner Cable merger, 2.875 shares of our Class A common stock. Because the exchange ratio was fixed at the time of the merger agreement and the market value of our Class A common stock will continue to fluctuate, the number of shares of Class A common stock to be issued and the total value of the consideration exchanged will not be determinable until the closing date. The Time Warner Cable merger was approved by both Comcast shareholders and Time Warner Cable stockholders in October 2014. The Time Warner Cable merger remains subject to regulatory approval and other customary conditions and is expected to close in early 2015.

Divestiture Transactions

The terms of the merger agreement contemplated that we would divest systems serving up to approximately 3 million of our video customers following the Time Warner Cable merger in order to obtain applicable regulatory approvals. As a result of this commitment, on April 25, 2014, we entered into an agreement with Charter that, if consummated, would satisfy the divestiture undertaking. Under this agreement, following the close of the Time Warner Cable merger and subject to various conditions, we agreed to divest certain cable systems through three transactions: (1) a spin-off of certain of our existing cable systems (the “spin-off transaction”) into a newly formed public entity (“SpinCo”), (2) an exchange of certain former Time Warner Cable cable systems for Charter cable systems, and (3) a sale to Charter of certain former Time Warner Cable cable systems for cash (collectively, the “divestiture transactions”).

In connection with and prior to the spin-off transaction, it is expected that SpinCo would incur new debt. The debt would consist of credit facilities to fund cash distributions to us and notes which SpinCo would issue to us. These notes would enable us to complete a debt-for-debt exchange where financial institutions would exchange a portion of our debt securities for the new SpinCo notes, which would effectively retire a portion of our debt. In the spin-off transaction, we would distribute the common stock of SpinCo pro rata to the holders of all of our outstanding common stock as of the record date, which would occur following the close of the Time Warner Cable merger. After the spin-off transaction, a newly formed, wholly owned indirect subsidiary of Charter would merge with and into Charter with the effect that all shares of Charter would be converted into shares of a new holding company, which would survive as the publicly traded parent company of Charter (“New Charter”). New Charter would then acquire an interest in SpinCo by issuing New Charter stock in exchange for a portion of the outstanding SpinCo stock, following which it is expected that Comcast shareholders would own approximately 67% of SpinCo and New Charter would own approximately 33% of SpinCo. In addition, Comcast shareholders would own New Charter stock as a result of the exchange of outstanding SpinCo stock with New Charter, although the actual number of shares would depend on a

Comcast 2014 Annual Report on Form 10-K	94

Comcast Corporation

number of factors, some of which would not be determinable until the completion of the divestiture transactions. Following the close of the divestiture transactions, we would no longer have any ownership interest in SpinCo.

The close of the divestiture transactions is subject to the completion of the Time Warner Cable merger, the SpinCo financing transactions, approval by Charter’s stockholders, regulatory approvals and other customary conditions. The Time Warner Cable merger and the divestiture transactions are subject to separate conditions, and the Time Warner Cable merger can be completed regardless of whether the divestiture transactions are ultimately completed. The closing of the divestiture transactions is expected to occur 30 to 60 days following the close of the Time Warner Cable merger.

Transactions-Related Expenses

In connection with the Time Warner Cable merger and the divestiture transactions, we have incurred incremental expenses of $237 million in 2014 which included legal, accounting and valuation services and advisory fees, all of which are reflected in other operating and administrative expenses.

2013

NBCUniversal Redemption Transaction

On March 19, 2013, we acquired GE’s 49% common equity interest in NBCUniversal Holdings that we did not already own for approximately $16.7 billion (the “NBCUniversal redemption transaction”). In addition to the NBCUniversal redemption transaction, NBCUniversal purchased from GE certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for $1.4 billion.

The total consideration for these transactions consisted of $11.4 billion of cash on hand; $4 billion of senior debt securities issued by NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”), a holding company that we control and consolidate following the close of the NBCUniversal redemption transaction whose principal assets are its interests in NBCUniversal Holdings; $750 million of cash funded through our commercial paper program; $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility, which replaced NBCUniversal’s credit facility; and $725 million aggregate liquidation preference of Series A cumulative preferred stock of NBCUniversal Enterprise. See Note 20 for additional information on our cross-guarantee structure.

Because we maintained control of NBCUniversal Holdings, the difference between the consideration transferred and the recorded value of GE’s 49% redeemable noncontrolling common equity interest, and the related tax impacts, were recorded to additional paid-in capital.

The NBCUniversal Enterprise preferred stock pays dividends at a fixed rate of 5.25% per annum. The holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a 30 day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following each put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends. As of December 31, 2014 and 2013, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $751 million and $741 million, respectively. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

95	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Note 6: Film and Television Costs

December 31 (in millions)	2014	2013
Film Costs:
Released, less amortization	$1,371	$1,630
Completed, not released	71	70
In production and in development	1,189	658
	2,631	2,358
Television Costs:
Released, less amortization	1,273	1,155
In production and in development	505	370
	1,778	1,525
Programming rights, less amortization	2,157	2,039
	6,566	5,922
Less: Current portion of programming rights	839	928
Film and television costs	$5,727	$4,994

Based on our estimates of the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources (“ultimate revenue”), as of December 31, 2014, approximately $1.3 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released, are expected to be amortized during 2015. Approximately 86% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2017.

As of December 31, 2014, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $570 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 51% of these costs are expected to be amortized through 2017.

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

Comcast 2014 Annual Report on Form 10-K	96

Comcast Corporation

We enter into cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. Cofinancing arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. The number of investors and the terms of these arrangements can vary, although investors generally assume full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film, and therefore in each period we record either a charge or a benefit to programming and production expense to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated total remaining revenue or under the terms of the contract.

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

Note 7: Investments

December 31 (in millions)	2014	2013
Fair Value Method	$662	$4,345
Equity Method:
The Weather Channel	335	333
Hulu	167	187
Other	517	469
	1,019	989
Cost Method:
AirTouch	1,568	1,553
Other	488	456
	2,056	2,009
Total investments	3,737	7,343
Less: Current investments	602	3,573
Noncurrent investments	$3,135	$3,770

97	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Investment Income (Loss), Net

Year ended December 31 (in millions)	2014	2013	2012
Gains on sales and exchanges of investments, net	$192	$484	$30
Investment impairment losses	(50)	(29)	(24)
Unrealized gains on securities underlying prepaid forward sale agreements	66	1,601	1,159
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(56)	(1,604)	(1,071)
Interest and dividend income	116	111	119
Other, net	28	13	6
Investment income (loss), net	$296	$576	$219

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

As of December 31, 2014 and 2013, the majority of our fair value method investments were equity securities that we account for as trading securities and were held as collateral related to our obligations under prepaid forward sale agreements.

Prepaid Forward Sale Agreements

December 31 (in millions)	2014	2013
Assets:
Fair value equity securities held as collateral	$523	$3,959
Liabilities:
Obligations under prepaid forward sale agreements	$119	$811
Derivative component of prepaid forward sale agreements	356	2,800
Total liabilities	$475	$3,611

During 2014, we settled $3.2 billion of obligations under certain of our prepaid forward sale agreements by delivering equity securities. As of December 31, 2014 and 2013, the carrying value of our remaining prepaid forward sale obligations approximated their fair value. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument. The remaining obligations related to these investments matured in February 2015 and were settled by delivering equity securities.

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

Comcast 2014 Annual Report on Form 10-K	98

Comcast Corporation

Liberty Media

In October 2013, Liberty Media Corporation (“Liberty Media”) redeemed 6.3 million shares of Liberty Media Series A common stock (“Liberty stock”) that had been held by us as collateral under certain of our prepaid forward sale agreements in exchange for all of the equity of a subsidiary of Liberty Media. The fair value of the Liberty stock at the date of the close of the transaction was $937 million. The assets of the subsidiary of Liberty Media included cash of $417 million, Liberty Media’s interests in one of NBCUniversal’s contractual obligations and a wholly owned operating subsidiary, Leisure Arts, Inc. Following the close of this transaction, we now consolidate the subsidiary transferred to us, and the liability associated with NBCUniversal’s contractual obligation is eliminated in consolidation.

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

Equity Method

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies or where we hold significant partnership or LLC interests. Equity method investments are recorded at cost and are adjusted to recognize (1) our proportionate share of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from other-than-temporary declines in fair value. For some investments, we record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (expense), net. If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

The Weather Channel

In June 2013, we received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of our investment in The Weather Channel and included under the caption “return of capital from investees” in our consolidated statement of cash flows.

Hulu

In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, LLC (“Hulu”), which we had previously accounted for as a cost method investment. This represented an agreement to provide our first capital contribution to Hulu since we acquired our interest in it as part of our acquisition of a controlling interest in NBCUniversal Holdings in 2011 (the “NBCUniversal transaction”); therefore, we began to apply the equity method of accounting for this investment. The change in the method of accounting for this investment required us to recognize our proportionate share of Hulu’s accumulated losses from the date of the NBCUniversal transaction through July 2013.

Cost Method

We use the cost method to account for investments not accounted for under the fair value method or the equity method.

99	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

AirTouch Communications, Inc.

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both December 31, 2014 and 2013, the estimated fair value of the AirTouch preferred stock was $1.7 billion.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.75 billion. Substantially all of the AirTouch preferred stock is redeemable in April 2020 at a redemption value of $1.65 billion. As of December 31, 2014 and 2013, the two redeemable series of subsidiary preferred shares were recorded at $1.6 billion and $1.5 billion, respectively, and those amounts are included in other noncurrent liabilities. As of both December 31, 2014 and 2013, the redeemable subsidiary preferred shares had an estimated fair value of $1.7 billion. The estimated fair values of the AirTouch preferred stock and redeemable subsidiary preferred shares are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2014 and 2013, and those amounts are included in noncontrolling interests in our consolidated balance sheet. The carrying amount of the nonredeemable subsidiary preferred stock approximates its fair value.

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net. During 2013, we recorded $249 million of impairment charges to our equity method investments, which primarily related to a regional sports cable network based in Houston, Texas.

Note 8: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life As of December 31, 2014	2014	2013
Cable distribution system	11 years	$31,655	$30,498
Customer premise equipment	6 years	27,086	25,949
Other equipment	6 years	7,860	6,826
Buildings and leasehold improvements	22 years	8,650	8,057
Land	N/A	1,112	1,084
Property and equipment, at cost		76,363	72,414
Less: Accumulated depreciation		45,410	42,574
Property and equipment, net		$30,953	$29,840

Property and equipment are stated at cost. We capitalize improvements that extend asset lives and expense repairs and maintenance costs as incurred. We record depreciation using the straight-line method over the

Comcast 2014 Annual Report on Form 10-K	100

Comcast Corporation

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

Acquisitions of Real Estate Properties

Real estate acquisitions in 2013 included NBCUniversal’s purchase from GE of certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey. The CNBC property was previously recorded as a capital lease in our consolidated balance sheet. Other purchases in 2013 included NBCUniversal’s acquisition of a business whose primary asset is a property located at 10 Universal City Plaza, which is adjacent to our Universal theme park in Hollywood, California, and our acquisition of an 80% interest in a business whose primary asset is our corporate headquarters in Philadelphia, Pennsylvania. These purchases resulted in increases in 2013 of $2.2 billion in property and equipment, which are included, as applicable, within the captions “buildings and leasehold improvements” and “land” in the table above.

Note 9: Goodwill and Intangible Assets

Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2012	$12,206	$13,026	$761	$1	$982	$9	$26,985
Acquisitions	—	39	3	—	—	—	42
Adjustments	—	65	5	—	—	1	71
Balance, December 31, 2013	12,206	13,130	769	1	982	10	27,098
Acquisitions	11	20	—	15	—	181	227
Adjustments(a)	—	(202)	(2)	195	—	—	(9)
Balance, December 31, 2014	$12,217	$12,948	$767	$211	$982	$191	$27,316

(a)

Adjustments to goodwill in 2014 were primarily related to the reclassification of Fandango, our movie ticketing and entertainment business, from our Cable Networks segment to our Filmed Entertainment segment.

We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We

101	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

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

Intangible Assets

		2014		2013
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,364		$59,364
Trade names	N/A	3,083		3,089
FCC licenses	N/A	651		652
Finite-Lived Intangible Assets:
Customer relationships	19 years	15,129	$(5,495)	15,037	$(4,772)
Software	5 years	5,040	(2,832)	4,271	(2,405)
Cable franchise renewal costs and contractual operating rights	10 years	1,418	(792)	1,360	(745)
Patents and other technology rights	8 years	373	(330)	361	(307)
Other agreements and rights	20 years	1,456	(721)	1,433	(645)
Total		$86,514	$(10,170)	$85,567	$(8,874)

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

We assess the recoverability of our cable franchise rights and other indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Our three Cable Communications divisions represent the unit of account we use to test for impairment for our cable franchise rights. We evaluate the unit of account used to test for impairment of our cable franchise rights and other indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level.

Comcast 2014 Annual Report on Form 10-K	102

Comcast Corporation

The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our cable franchise rights and other indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the fair value of our cable franchise rights or other indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. Unless presented separately, the impairment charge is included as a component of amortization expense. We did not recognize any material impairment charges in any of the periods presented.

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
2015	$1,619
2016	$1,457
2017	$1,296
2018	$1,053
2019	$842

Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships acquired in business combinations, software, cable franchise renewal costs, contractual operating rights, and intellectual property rights. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the associated agreement.

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

We evaluate the recoverability of our finite-lived intangible assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeded its estimated fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

103	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Note 10: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2014		2014	2013
Commercial paper	0.373%		$845	$1,350
Revolving bank credit facilities	—%		—	1,250
Senior notes with maturities of 5 years or less	4.642%		15,334	15,080
Senior notes with maturities between 5 and 10 years	4.822%		10,527	11,533
Senior notes with maturities greater than 10 years(a)	5.737%		20,937	18,010
Other, including capital lease obligations	—		591	624
Total debt	4.95	%(b)	48,234	47,847
Less: Current portion			4,217	3,280
Long-term debt			$44,017	$44,567

(a)	The December 31, 2014 and 2013 amounts include £625 million of 5.50% notes due 2029 which translated to $974 million and $1 billion, respectively, using the exchange rates as of these dates.

(b)	Includes the effects of our derivative financial instruments.

As of December 31, 2014 and 2013, our debt had an estimated fair value of $55.3 billion and $51.8 billion, respectively. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities. See Note 20 for additional information on our cross-guarantee structure.

Debt Maturities

(in millions)	Weighted-Average Interest Rate as of December 31, 2014
2015	4.990%	$4,217
2016	4.158%	$3,530
2017	6.973%	$2,558
2018	4.124%	$4,117
2019	3.159%	$2,205
Thereafter	5.425%	$31,607

2014 Debt Borrowings

Year ended December 31, 2014 (in millions)
Comcast 3.600% senior notes due 2024	$1,200
Comcast 3.375% senior notes due 2025	1,000
Comcast 4.200% senior notes due 2034	1,000
Comcast 4.750% senior notes due 2044	1,000
Total	$4,200

Comcast 2014 Annual Report on Form 10-K	104

Comcast Corporation

2014 Debt Repayments

Year ended December 31, 2014 (in millions)
NBCUniversal Enterprise revolving credit facility	$1,250
Comcast 5.300% senior notes due 2014	1,000
NBCUniversal 2.100% senior notes due 2014	900
Other	25
Total	$3,175

Debt Instruments

Revolving Credit Facilities

As of December 31, 2014, Comcast and Comcast Cable Communications, LLC had a $6.25 billion revolving credit facility due June 2017 with a syndicate of banks. The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of December 31, 2014, the borrowing margin for London Interbank Offered Rate (“LIBOR”) based borrowings was 1.00%. This revolving credit facility requires that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization, as defined in the credit facility. We were in compliance with all financial covenants for all periods presented.

As of December 31, 2014, NBCUniversal Enterprise had a $1.35 billion revolving credit facility due March 2018 with a syndicate of banks. The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of December 31, 2014, the borrowing margin for LIBOR-based borrowings was 1.00%.

As of December 31, 2014, amounts available under our consolidated credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.5 billion, which included $505 million available under NBCUniversal Enterprise’s revolving credit facility.

Commercial Paper Programs

Our commercial paper programs provide a lower-cost source of borrowing to fund our short-term working capital requirements. The Comcast commercial paper program is supported by the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility due June 2017. In February 2014, NBCUniversal Enterprise entered into a commercial paper program. The maximum borrowing capacity under this commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s revolving credit facility.

Letters of Credit

As of December 31, 2014, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $473 million to cover potential fundings under various agreements.

Note 11: Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below.

•	Level 1: Consists of financial instruments whose values are based on quoted market prices for identical financial instruments in an active market.

105	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

•

Level 2: Consists of financial instruments that are valued using models or other valuation methodologies. These models use inputs that are observable either directly or indirectly. Level 2 inputs include (1) quoted prices for similar assets or liabilities in active markets, (2) quoted prices for identical or similar assets or liabilities in markets that are not active, (3) pricing models whose inputs are observable for substantially the full term of the financial instrument and (4) pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

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

Recurring Fair Value Measures

	Fair Value as of December 31, 2014				Fair Value as of December 31, 2013
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$523	$—	$—	$523	$3,956	$—	$—	$3,956
Available-for-sale securities	1	121	10	132	260	118	11	389
Interest rate swap agreements	—	84	—	84	—	110	—	110
Other	—	64	7	71	—	80	1	81
Total	$524	$269	$17	$810	$4,216	$308	$12	$4,536
Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$361	$—	$361	$—	$2,816	$—	$2,816
Contractual obligations	—	—	883	883	—	—	747	747
Contingent consideration	—	—	644	644	—	—	684	684
Other	—	8	—	8	—	16	—	16
Total	$—	$369	$1,527	$1,896	$—	$2,832	$1,431	$4,263

Contractual Obligations and Contingent Consideration

The estimated fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain NBCUniversal businesses, which are related to our contractual obligations, and future net tax benefits that will affect payments to GE, which are related to our contingent consideration. The discount rates used in the measurements of fair value as of December 31, 2014 were between 5% and 13% and are based on the underlying risk associated with our estimate of future

Comcast 2014 Annual Report on Form 10-K	106

Comcast Corporation

revenue, the terms of the respective contracts and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligations and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our consolidated statement of income.

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2013	$747	$684
Fair value adjustments	208	31
Payments	(72)	(71)
Balance, December 31, 2014	$883	$644

Nonrecurring Fair Value Measures

We have assets and liabilities that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film, television or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimated fair value of a production is based on Level 3 inputs that primarily use an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $26 million, $167 million and $161 million were recorded in 2014, 2013 and 2012, respectively.

Note 12: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	2014		2013		2012
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$837	$581	$633	$498	$703	$805
Fair value of plan assets(a)	—	242	—	220	—	403
Plan funded status and recorded benefit obligation	(837)	(339)	(633)	(278)	(703)	(402)
Portion of benefit obligation not yet recognized in benefits expense	46	53	(110)	(3)	17	151
Benefits expense(b)	59	14	65	12	60	163
Discount rate	4.25%	3.75-4.25%	5.00-5.25%	4.50-5.25%	4.25%	3.25-4.25%
Expected return on plan assets	N/A	5.00%	N/A	5.00%	N/A	5.00%

(a)	The fair value of the plan assets are primarily based on Level 1 inputs that use quoted market prices for identical financial instruments in an active market.

(b)	We did not recognize service costs related to our pension plans in 2014 and 2013 as the plans were frozen. The 2012 amount included service costs related to our pension benefits of $139 million.

107	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Postretirement Benefit Plans

We sponsor various benefit plans that provide postretirement benefits to eligible employees based on years of service. The Comcast Postretirement Healthcare Stipend Program (the “stipend plan”) provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount.

NBCUniversal’s postretirement medical and life insurance plans provide continuous coverage to employees eligible to receive such benefits. A small number of eligible employees also participate in legacy plans of acquired companies.

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities. The expense we recognize for our postretirement benefit plans is determined using certain assumptions, including the discount rate.

Pension Plans

NBCUniversal

NBCUniversal sponsors various qualified and nonqualified defined benefit plans for domestic employees for which future benefits have been frozen. We ceased to recognize service costs associated with these defined benefit plans following the date on which future benefits were frozen. The expense we recognize for our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). In addition to the defined benefit plans it sponsors, NBCUniversal is also obligated to reimburse GE for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the NBCUniversal transaction in 2011.

In October 2013, we provided notice to the plan participants of the qualified pension plan of our intent to terminate the plan effective December 31, 2013. On June 27, 2014, we filed a Standard Termination Notice with the Pension Benefit Guaranty Corporation (“PBGC”) and on August 26, 2014, the related PBGC review concluded with no objections. We filed for Internal Revenue Service (“IRS”) approval on May 23, 2014 and expect to fully fund and settle the plan within 120 days of receipt of approval. We currently anticipate the contributions required from us to fully fund and settle the plan to be $16 million.

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

Comcast 2014 Annual Report on Form 10-K	108

Comcast Corporation

income or loss to be credited or debited to the participant’s account. Participants are eligible to receive distributions of the amounts credited to their account based on elected deferral periods that are consistent with the plans and applicable tax law.

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2014	2013	2012
Benefit obligation	$1,774	$1,434	$1,247
Interest expense	$149	$128	$107

We have purchased life insurance policies to recover a portion of the future payments related to our deferred compensation plans. As of December 31, 2014 and 2013, the cash surrender value of these policies, which is recorded to other noncurrent assets, was $628 million and $565 million, respectively.

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2014, 2013 and 2012, expenses related to these plans totaled $379 million, $324 million and $246 million, respectively.

Split-Dollar Life Insurance Agreements

We have collateral assignment split-dollar life insurance agreements with select key current and former employees that require us to incur certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employees extends beyond retirement.

The table below presents the benefit obligation and expenses related to our split-dollar life insurance agreements.

Year ended December 31 (in millions)	2014	2013	2012
Benefit obligation	$217	$212	$202
Other operating and administrative expenses	$52	$50	$58

Multiemployer Benefit Plans

We participate in various multiemployer benefit plans, including pension and postretirement benefit plans, that cover some of our employees and temporary employees who are represented by labor unions. We also participate in other multiemployer benefit plans that provide health and welfare and retirement savings benefits to active and retired participants. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant, and the largest plans in which we participate are funded at a level of 80% or greater.

In 2014, 2013 and 2012, the total contributions we made to multiemployer pension plans were $58 million, $59 million and $40 million, respectively. In 2014, 2013 and 2012, the total contributions we made to multiemployer postretirement and other benefit plans were $125 million, $98 million and $114 million, respectively.

If we cease to be obligated to make contributions or were to otherwise withdraw from participation in any of these plans, applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in our withdrawal liability.

109	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In 2014, 2013 and 2012, we recorded severance costs of $152 million, $160 million and $155 million, respectively.

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

Shares of Common Stock Outstanding

(in millions)	A	A Special	B
Balance, December 31, 2011	2,095	601	9
Stock compensation plans	24	3	—
Repurchases and retirements of common stock	—	(96)	—
Employee stock purchase plans	3	—	—
Balance, December 31, 2012	2,122	508	9
Stock compensation plans	14	—	—
Repurchases and retirements of common stock	—	(49)	—
Employee stock purchase plans	2	—	—
Balance, December 31, 2013	2,138	459	9
Stock compensation plans	13	—	—
Repurchases and retirements of common stock	(22)	(59)	—
Employee stock purchase plans	2	—	—
Balance, December 31, 2014	2,131	400	9

Share Repurchases

As of December 31, 2014, we had $3.25 billion of availability remaining under the $7.5 billion share repurchase authorization approved by our Board of Directors in 2014.

In February 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

Share Repurchases

Year ended December 31 (in millions)	2014	2013	2012
Cash consideration	$4,251	$2,000	$3,000
Shares repurchased	81	49	96

Comcast 2014 Annual Report on Form 10-K	110

Comcast Corporation

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2014	2013
Unrealized gains (losses) on marketable securities	$1	$67
Deferred gains (losses) on cash flow hedges	(4)	(45)
Unrecognized gains (losses) on employee benefit obligations	(68)	71
Cumulative translation adjustments	(75)	(37)
Accumulated other comprehensive income (loss), net of deferred taxes	$(146)	$56

Note 14: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2014	2013	2012
Stock options	$160	$139	$131
Restricted share units	231	175	154
Employee stock purchase plans	23	20	16
Total	$414	$334	$301

As of December 31, 2014, we had unrecognized pretax compensation expense of $321 million related to nonvested stock options and unrecognized pretax compensation expense of $505 million related to nonvested RSUs that will be recognized over a weighted-average period of approximately 1.8 years and 1.7 years, respectively. In 2014, 2013 and 2012, we recorded an increase to additional paid-in capital of $299 million, $244 million and $164 million, respectively, which was the result of a tax benefit associated with our share-based compensation plans.

Stock Options and Restricted Share Units

As of December 31, 2014, unless otherwise stated (in millions, except per share data)	Stock Options	RSUs
Awards granted during 2014	16	8
Weighted-average exercise price of awards granted during 2014	$50.03
Stock options outstanding and nonvested RSUs	98	24
Weighted-average exercise price of stock options outstanding	$30.29
Weighted-average fair value at grant date of nonvested RSUs		$34.11

As of December 31, 2014, substantially all of our stock options outstanding were net settled stock options. Net settled stock options, as opposed to stock options exercised with a cash payment, result in fewer shares being issued and no cash proceeds being received by us when the options are exercised. Our share-based compensation primarily consists of awards of stock options and RSUs to certain employees and directors as part of our approach to long-term incentive compensation. Awards generally vest over a period of 5 years and in the case of stock options, have a 10 year term. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

The cost associated with our share-based compensation is based on an award’s estimated fair value at the date of grant and is recognized over the period in which any related services are provided. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. RSUs are valued based on the

111	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

closing price of our Class A common stock on the date of grant and are discounted for the lack of dividends, if any, during the vesting period. The table below presents the weighted-average fair value on the date of grant of RSUs and Class A common stock options awarded under our various plans and the related weighted-average valuation assumptions.

Year ended December 31	2014	2013	2012
RSUs fair value	$47.91	$38.28	$27.80
Stock options fair value	$11.11	$8.80	$7.38
Stock Option Valuation Assumptions:
Dividend yield	1.8%	1.9%	2.2%
Expected volatility	24.0%	25.0%	29.0%
Risk-free interest rate	2.2%	1.3%	1.7%
Expected option life (in years)	6.5	7.0	7.0

Note 15: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2014	2013	2012
Current Expense (Benefit):
Federal	$2,392	$3,183	$3,004
State	174	581	432
Foreign	142	200	169
	2,708	3,964	3,605
Deferred Expense (Benefit):
Federal	1,000	(76)	160
State	173	108	(40)
Foreign	(8)	(16)	19
	1,165	16	139
Income tax expense	$3,873	$3,980	$3,744

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2014	2013	2012
Federal tax at statutory rate	$4,363	$3,890	$4,063
State income taxes, net of federal benefit	329	319	178
Foreign income taxes, net of federal credit	—	15	92
Nontaxable income attributable to noncontrolling interests	(62)	(103)	(620)
Adjustments to uncertain and effectively settled tax positions, net	(408)	58	114
Accrued interest on uncertain and effectively settled tax positions, net	(235)	114	23
Other	(114)	(313)	(106)
Income tax expense	$3,873	$3,980	$3,744

We base our provision for income taxes on our current period income, changes in our deferred income tax assets and liabilities, income tax rates, changes in estimates of our uncertain tax positions, and tax planning opportunities available in the jurisdictions in which we operate. We recognize deferred tax assets and

Comcast 2014 Annual Report on Form 10-K	112

Comcast Corporation

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

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax positions using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include business acquisitions and dispositions, including consideration paid or received in connection with these transactions, certain financing transactions, and the allocation of income among state and local taxing jurisdictions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our consolidated financial statements. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

NBCUniversal

For U.S. federal income tax purposes, NBCUniversal Holdings is treated as a partnership and NBCUniversal is disregarded as an entity separate from NBCUniversal Holdings. Accordingly, neither NBCUniversal Holdings nor NBCUniversal and its subsidiaries incur any material current or deferred domestic income taxes. Following the close of the NBCUniversal redemption transaction in March 2013, the taxable income of NBCUniversal Holdings and NBCUniversal is allocable entirely to us.

We are indemnified by GE for any income tax liability attributable to the NBCUniversal contributed businesses for periods prior to the close of the NBCUniversal transaction and also for any income tax liability attributable to NBCUniversal Enterprise for periods prior to the date of the NBCUniversal redemption transaction. We have indemnified GE for any income tax liability attributable to the businesses we contributed to NBCUniversal for periods prior to the close of the NBCUniversal transaction.

Current and deferred foreign income taxes are incurred by NBCUniversal’s foreign subsidiaries. In 2014, 2013 and 2012, NBCUniversal had foreign income before taxes of $385 million, $524 million and $434 million, respectively, on which foreign income tax expense was recorded. We recorded U.S. income tax expense on our allocable share of NBCUniversal’s income before domestic and foreign taxes, which was reduced by a U.S. tax credit equal to our allocable share of NBCUniversal’s foreign income tax expense.

113	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Components of Net Deferred Tax Liability

December 31 (in millions)	2014	2013
Deferred Tax Assets:
Net operating loss carryforwards	$448	$495
Differences between book and tax basis of long-term debt	116	117
Nondeductible accruals and other	3,383	3,588
Less: Valuation allowance	375	405
	3,572	3,795
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	35,112	34,044
Differences between book and tax basis of investments	186	473
Differences between book and tax basis of indexed debt securities	534	610
Differences between book and tax basis of foreign subsidiaries and undistributed foreign earnings	504	367
	36,336	35,494
Net deferred tax liability	$32,764	$31,699

Changes in net deferred income tax liabilities in 2014 that were not recorded as deferred income tax expense are primarily related to decreases of $127 million associated with items included in other comprehensive income (loss) and increases of $26 million related to acquisitions made in 2014. Our net deferred tax liability includes $23 billion related to cable franchise rights that will remain unchanged unless we recognize an impairment or dispose of a cable franchise. Following the NBCUniversal redemption transaction, we recognized an increase in our deferred tax liabilities of $1.6 billion primarily due to an increase in our financial reporting basis in the consolidated net assets of NBCUniversal Holdings in excess of the tax basis.

Net deferred tax assets included in other current assets are primarily related to our current investments and current liabilities. As of December 31, 2014, we had federal net operating loss carryforwards of $127 million and various state net operating loss carryforwards that expire in periods through 2034. As of December 31, 2014, we also had foreign net operating loss carryforwards of $331 million that are related to the foreign operations of NBCUniversal, the majority of which expire in periods through 2024. The determination of the realization of the state and foreign net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state and foreign laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2014 and 2013, our valuation allowance was primarily related to state and foreign net operating loss carryforwards.

Uncertain Tax Positions

Our uncertain tax positions as of December 31, 2014 totaled $1.2 billion, which excludes the federal benefits on state tax positions that were recorded as deferred income taxes. Included in our uncertain tax positions was $243 million related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE. If we were to recognize the tax benefit for our uncertain tax positions in the future, $603 million would impact our effective tax rate and the remaining amount would increase our deferred income tax liability. The amount and timing of the recognition of any such tax benefit is dependent on the completion of examinations of our tax filings and the expiration of statutes of limitations. In September 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions. The reduction resulted in a decrease of $724 million in income tax expense, which excludes the benefits of uncertain tax positions for which we have been indemnified.

Comcast 2014 Annual Report on Form 10-K	114

Comcast Corporation

Reconciliation of Unrecognized Tax Benefits

(in millions)	2014	2013	2012
Balance, January 1	$1,701	$1,573	$1,435
Additions based on tax positions related to the current year	63	90	154
Additions based on tax positions related to prior years	111	201	79
Additions from acquired subsidiaries	—	268	—
Reductions for tax positions of prior years	(220)	(141)	(60)
Reductions due to expiration of statutes of limitations	(448)	(3)	(3)
Settlements with taxing authorities	(36)	(287)	(32)
Balance, December 31	$1,171	$1,701	$1,573

As of December 31, 2014 and 2013, our accrued interest associated with tax positions was $452 million and $780 million, respectively. As of December 31, 2014 and 2013, $44 million and $42 million, respectively, of these amounts were related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE.

During 2014, the IRS completed its examination of our income tax returns for the year 2012. Various states are examining our tax returns through 2011. The tax years of our state tax returns currently under examination vary by state, with most periods relating to tax years 2000 and forward.

Note 16: Supplemental Financial Information

Receivables

December 31 (in millions)	2014	2013
Receivables, gross	$6,885	$6,972
Less: Allowance for returns and customer incentives	359	375
Less: Allowance for doubtful accounts	205	221
Receivables, net	$6,321	$6,376

In addition to the amounts in the table above, noncurrent receivables of $569 million and $488 million as of December 31, 2014 and 2013, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2014	2013	2012
Interest	$2,389	$2,355	$2,314
Income taxes	$3,668	$3,946	$2,841

Noncash Investing and Financing Activities

During 2014:

•	we acquired $797 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $572 million for a quarterly cash dividend of $0.225 per common share paid in January 2015

•	we used $3.2 billion of equity securities to settle a portion of our obligations under prepaid forward sale agreements

115	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

During 2013:

•

we acquired GE’s 49% common equity interest in NBCUniversal Holdings that we did not already own for total consideration of $16.7 billion, which included noncash consideration of $6 billion that was comprised of $4 billion aggregate principal amount of senior notes issued by NBCUniversal Enterprise, $1.25 billion of borrowings under NBCUniversal Enterprise’s credit facility and $725 million aggregate liquidation preference of NBCUniversal Enterprise Series A cumulative preferred stock (see Note 5 for additional information on the NBCUniversal redemption transaction)

•	we acquired $872 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $509 million for a quarterly cash dividend of $0.195 per common share paid in January 2014

•	we used $1.4 billion of equity securities to settle a portion of our obligations under prepaid forward sale agreements

•

we closed a transaction with Liberty Media that included, among other things, the delivery of Liberty Media shares owned by us in exchange for Liberty Media’s interests in one of NBCUniversal’s contractual obligations (see Note 7 for additional information)

During 2012:

•	we acquired $757 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $430 million for a quarterly cash dividend of $0.1625 per common share paid in January 2013

•	NBCUniversal entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

Note 17: Commitments and Contingencies

Commitments

NBCUniversal enters into long-term commitments with third parties in the ordinary course of its business, including commitments to acquire film and television programming, creative talent and employment agreements, and various other television-related commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel, and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2014, the total number of NBCUniversal full-time, part-time and hourly employees on its payroll covered by collective bargaining agreements was 7,400 full-time equivalent employees. Of this total, approximately 30% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2015.

We, through Comcast-Spectacor, have employment agreements with both players and coaches of the Philadelphia Flyers. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

Comcast 2014 Annual Report on Form 10-K	116

Comcast Corporation

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space, equipment and transponder service agreements under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the Olympic Games through 2032, Sunday Night Football on NBC through the 2022-23 season, and other programming commitments, as well as various contracts with creative talent and employment agreements.

As of December 31, 2014 (in millions)	Programming and Talent Commitments	Operating Leases
2015	$4,915	$399
2016	$4,657	$359
2017	$3,177	$299
2018	$3,999	$253
2019	$2,793	$197
Thereafter	$26,130	$754

The table below presents our rent expense charged to operations.

Year ended December 31 (in millions)	2014	2013	2012
Rent expense	$580	$616	$688

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit. In August 2013, the plaintiffs in the Philadelphia Cluster case moved to certify a new, smaller class, which we opposed in January 2014. The parties have been discussing possible resolution of the Philadelphia Cluster case. Accordingly, in February 2014, the plaintiff filed an unopposed motion to stay the case, which the District Court granted. In April 2014, the District Court granted our unopposed motion to de-certify the Chicago Cluster class and the plaintiffs’ unopposed motion to amend the Pennsylvania case so as to dismiss claims relating to the Chicago Cluster. In April 2014, lead counsel for the Boston Cluster cases withdrew, and in June 2014, new counsel requested the Boston Cluster cases be transferred to the federal court in Boston, which we have opposed. The District Court denied the request and dismissed the case, though the Boston plaintiffs have appealed both rulings. In December 2014, the District Court granted preliminary approval to a settlement of the Philadelphia Cluster case, which contains no admission or finding of liability. We do not expect the settlement of the Philadelphia Cluster case to have a material effect on our results of operations, cash flows or financial position.

117	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

In addition, we are the defendant in 23 putative class actions filed in federal district courts throughout the country. All of these actions have been consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multidistrict litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts in California, Illinois and Alabama. The plaintiffs also allege a claim for unjust enrichment and seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California, Alabama, Illinois, Pennsylvania and Washington. In January 2010, we moved to compel arbitration of the plaintiffs’ claims for unjust enrichment and violations of the unfair/deceptive trade practices acts of Illinois and Alabama. In September 2010, the plaintiffs filed an amended complaint alleging violations of additional state antitrust laws and unfair/deceptive trade practices acts on behalf of new subclasses in Connecticut, Florida, Minnesota, Missouri, New Jersey, New Mexico and West Virginia. In the amended complaint, plaintiffs omitted their unjust enrichment claim, as well as their state law claims on behalf of the Alabama, Illinois and Pennsylvania subclasses. In June 2011, the plaintiffs filed another amended complaint alleging only violations of Section 1 of the Sherman Antitrust Act, antitrust law in Washington and unfair/deceptive trade practices acts in California and Washington. The plaintiffs seek relief on behalf of a nationwide class of our premium cable customers and on behalf of subclasses consisting of premium cable customers from California and Washington. In July 2011, we moved to compel arbitration of most of the plaintiffs’ claims and to stay the remaining claims pending arbitration. The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of digital cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multidistrict litigation described above. A comprehensive settlement agreement for all 23 cases that had been submitted to the District Court for preliminary approval in June 2013 was withdrawn in October 2014, and we refiled our motion to compel arbitration. We do not expect these cases to have a material effect on our results of operations, cash flows or financial position.

Other

We are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases other industry participants are also defendants, and also in certain of these cases we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions. We are also subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our results of operations, cash flows or financial position, any litigation resulting from any such legal proceedings or claims could be time-consuming and injure our reputation.

Comcast 2014 Annual Report on Form 10-K	118

Comcast Corporation

Note 18: Financial Data by Business Segment

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

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2014
Cable Communications(a)	$44,140	$18,112	$6,422	$11,690	$6,154	$140,616
NBCUniversal
Cable Networks(b)(c)	9,563	3,589	748	2,841	49	28,582
Broadcast Television(c)	8,542	734	127	607	76	6,806
Filmed Entertainment(b)	5,008	711	21	690	11	4,185
Theme Parks	2,623	1,168	273	895	671	7,017
Headquarters and Other(d)	13	(613)	326	(939)	414	6,479
Eliminations(e)	(321)	(1)	—	(1)	—	(452)
NBCUniversal	25,428	5,588	1,495	4,093	1,221	52,617
Corporate and Other	709	(778)	102	(880)	45	5,338
Eliminations(e)	(1,502)	1	—	1	—	(39,232)
Comcast Consolidated	$68,775	$22,923	$8,019	$14,904	$7,420	$159,339

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2013
Cable Communications(a)	$41,836	$17,205	$6,394	$10,811	$5,403	$132,082
NBCUniversal
Cable Networks(b)	9,201	3,501	734	2,767	67	29,413
Broadcast Television	7,120	345	98	247	65	6,723
Filmed Entertainment(b)	5,452	483	15	468	9	3,549
Theme Parks	2,235	1,004	300	704	580	6,608
Headquarters and Other(d)	31	(588)	264	(852)	439	6,002
Eliminations(e)	(389)	(13)	—	(13)	—	(556)
NBCUniversal	23,650	4,732	1,411	3,321	1,160	51,739
Corporate and Other	600	(489)	66	(555)	33	8,152
Eliminations(e)	(1,429)	(14)	—	(14)	—	(33,160)
Comcast Consolidated	$64,657	$21,434	$7,871	$13,563	$6,596	$158,813

119	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2012
Cable Communications(a)	$39,604	$16,255	$6,405	$9,850	$4,921
NBCUniversal
Cable Networks(b)	8,727	3,303	735	2,568	150
Broadcast Television(c)	8,200	358	97	261	65
Filmed Entertainment(b)	5,159	79	16	63	7
Theme Parks	2,085	953	268	685	272
Headquarters and Other(d)	43	(603)	210	(813)	269
Eliminations(e)	(402)	17	—	17	—
NBCUniversal	23,812	4,107	1,326	2,781	763
Corporate and Other	498	(376)	67	(443)	30
Eliminations(e)	(1,344)	(9)	—	(9)	—
Comcast Consolidated	$62,570	$19,977	$7,798	$12,179	$5,714

(a)	For the years ended December 31, 2014, 2013 and 2012, Cable Communications segment revenue was derived from the following sources:

	2014	2013	2012
Residential:
Video	47.1%	49.1%	50.4%
High-speed Internet	25.6%	24.7%	24.1%
Voice	8.3%	8.7%	9.0%
Business services	9.0%	7.7%	6.5%
Advertising	5.5%	5.2%	5.8%
Other	4.5%	4.6%	4.2%
Total	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For each of 2014, 2013 and 2012, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

(c)

The revenue and operating costs and expenses associated with our broadcast of the 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl were reported in our Broadcast Television segment.

(d)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(e)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

•

our Cable Communications segment receives incentives offered by our Cable Networks segment in connection with its distribution of the Cable Networks’ content that are recorded as a reduction to programming expenses

(f)

Revenue from customers located outside of the United States, primarily in Europe and Asia, for the years ended December 31, 2014, 2013 and 2012 was $4.4 billion, $4.8 billion and $4.5 billion, respectively. No single customer accounted for a significant amount of revenue in any period.

Comcast 2014 Annual Report on Form 10-K	120

Comcast Corporation

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

Note 19: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2014
Revenue	$17,408	$16,844	$16,791	$17,732	$68,775
Operating income	$3,568	$3,804	$3,745	$3,787	$14,904
Net income attributable to Comcast Corporation(a)	$1,871	$1,992	$2,592	$1,925	$8,380
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.72	$0.77	$1.00	$0.75	$3.24
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.71	$0.76	$0.99	$0.74	$3.20
Dividends declared per common share	$0.225	$0.225	$0.225	$0.225	$0.90
2013
Revenue	$15,310	$16,270	$16,151	$16,926	$64,657
Operating income	$3,067	$3,435	$3,414	$3,647	$13,563
Net income attributable to Comcast Corporation	$1,437	$1,734	$1,732	$1,913	$6,816
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.55	$0.66	$0.66	$0.73	$2.60
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.54	$0.65	$0.65	$0.72	$2.56
Dividends declared per common share	$0.195	$0.195	$0.195	$0.195	$0.78

(a)

In the third quarter of 2014, net income attributable to Comcast Corporation included $724 million of favorable tax adjustments resulting from a reduction in our accruals for uncertain tax positions and the related accrued interest on these tax positions. See Note 15 for additional information.

121	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Note 20: Condensed Consolidating Financial Information

Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”) and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt securities. In addition, the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility due June 2017 and the Comcast commercial paper program are also fully and unconditionally guaranteed by NBCUniversal. The Comcast commercial paper program is supported by the Comcast and Comcast Cable Communications, LLC revolving credit facility. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.” The debt securities within the guarantee structure total $32.6 billion, of which $9.3 billion will mature within the next five years.

Comcast Parent and the cable guarantors also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion of senior notes, as well as its $1.35 billion credit facility due March 2018 and the associated commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, credit facility or commercial paper program.

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

Comcast 2014 Annual Report on Form 10-K	122

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$385	$3,525	$—	$3,910
Investments	—	—	—	—	—	602	—	602
Receivables, net	—	—	—	—	—	6,321	—	6,321
Programming rights	—	—	—	—	—	839	—	839
Other current assets	267	—	—	—	41	1,551	—	1,859
Total current assets	267	—	—	—	426	12,838	—	13,531
Film and television costs	—	—	—	—	—	5,727	—	5,727
Investments	36	—	—	—	378	2,721	—	3,135
Investments in and amounts due from subsidiaries eliminated upon consolidation	84,142	103,420	110,323	58,677	41,239	98,152	(495,953)	—
Property and equipment, net	199	—	—	—	—	30,754	—	30,953
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,316	—	27,316
Other intangible assets, net	11	—	—	—	—	16,969	—	16,980
Other noncurrent assets, net	1,224	148	—	—	92	1,949	(1,080)	2,333
Total assets	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$19	$—	$—	$1	$—	$5,618	$—	$5,638
Accrued participations and residuals	—	—	—	—	—	1,347	—	1,347
Accrued expenses and other current liabilities	1,547	283	233	47	331	3,767	—	6,208
Current portion of long-term debt	1,650	—	—	677	1,006	884	—	4,217
Total current liabilities	3,216	283	233	725	1,337	11,616	—	17,410
Long-term debt, less current portion	27,616	126	1,827	822	9,218	4,408	—	44,017
Deferred income taxes	—	701	—	—	67	33,127	(936)	32,959
Other noncurrent liabilities	2,336	—	—	—	1,143	7,484	(144)	10,819
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,066	—	1,066
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	52,681	102,458	108,263	57,130	30,370	197,732	(495,953)	52,681
Total Comcast Corporation shareholders’ equity	52,711	102,458	108,263	57,130	30,370	197,732	(495,953)	52,711
Noncontrolling interests	—	—	—	—	—	357	—	357
Total equity	52,711	102,458	108,263	57,130	30,370	198,089	(495,953)	53,068
Total liabilities and equity	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339

123	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$336	$1,382	$—	$1,718
Investments	—	—	—	—	—	3,573	—	3,573
Receivables, net	—	—	—	—	—	6,376	—	6,376
Programming rights	—	—	—	—	—	928	—	928
Other current assets	237	—	—	—	35	1,208	—	1,480
Total current assets	237	—	—	—	371	13,467	—	14,075
Film and television costs	—	—	—	—	—	4,994	—	4,994
Investments	11	—	—	—	374	3,385	—	3,770
Investments in and amounts due from subsidiaries eliminated upon consolidation	79,956	97,429	102,673	54,724	40,644	85,164	(460,590)	—
Property and equipment, net	220	—	—	—	—	29,620	—	29,840
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,098	—	27,098
Other intangible assets, net	11	—	—	—	—	17,318	—	17,329
Other noncurrent assets, net	1,078	145	—	—	103	1,899	(882)	2,343
Total assets	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$5,520	$—	$5,528
Accrued participations and residuals	—	—	—	—	—	1,239	—	1,239
Accrued expenses and other current liabilities	1,371	266	180	47	323	6,678	—	8,865
Current portion of long-term debt	2,351	—	—	—	903	26	—	3,280
Total current liabilities	3,730	266	180	47	1,226	13,463	—	18,912
Long-term debt, less current portion	25,170	132	1,827	1,505	10,236	5,697	—	44,567
Deferred income taxes	—	777	—	—	59	31,840	(741)	31,935
Other noncurrent liabilities	1,919	—	—	—	931	8,675	(141)	11,384
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	957	—	957
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	50,664	96,399	100,666	53,172	29,040	181,313	(460,590)	50,664
Total Comcast Corporation shareholders’ equity	50,694	96,399	100,666	53,172	29,040	181,313	(460,590)	50,694
Noncontrolling interests	—	—	—	—	—	364	—	364
Total equity	50,694	96,399	100,666	53,172	29,040	181,677	(460,590)	51,058
Total liabilities and equity	$81,513	$97,574	$102,673	$54,724	$41,492	$242,309	$(461,472)	$158,813

Comcast 2014 Annual Report on Form 10-K	124

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$68,775	$—	$68,775
Management fee revenue	947	—	921	582	—	—	(2,450)	—
	947	—	921	582	—	68,775	(2,450)	68,775
Costs and Expenses:
Programming and production	—	—	—	—	—	20,912	—	20,912
Other operating and administrative	751	—	921	582	908	19,150	(2,450)	19,862
Advertising, marketing and promotion	—	—	—	—	—	5,078	—	5,078
Depreciation	34	—	—	—	—	6,303	—	6,337
Amortization	6	—	—	—	—	1,676	—	1,682
	791	—	921	582	908	53,119	(2,450)	53,871
Operating income (loss)	156	—	—	—	(908)	15,656	—	14,904
Other Income (Expense):
Interest expense	(1,621)	(11)	(176)	(118)	(479)	(212)	—	(2,617)
Investment income (loss), net	3	12	—	—	(7)	288	—	296
Equity in net income (losses) of investees, net	9,330	8,843	8,273	6,333	4,523	3,212	(40,417)	97
Other income (expense), net	—	—	—	—	(4)	(211)	—	(215)
	7,712	8,844	8,097	6,215	4,033	3,077	(40,417)	(2,439)
Income (loss) before income taxes	7,868	8,844	8,097	6,215	3,125	18,733	(40,417)	12,465
Income tax (expense) benefit	512	—	62	41	(10)	(4,478)	—	(3,873)
Net income (loss)	8,380	8,844	8,159	6,256	3,115	14,255	(40,417)	8,592
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(212)	—	(212)
Net income (loss) attributable to Comcast Corporation	$8,380	$8,844	$8,159	$6,256	$3,115	$14,043	$(40,417)	$8,380
Comprehensive income (loss) attributable to Comcast Corporation	$8,178	$8,807	$8,162	$6,257	$2,972	$13,980	$(40,178)	$8,178

125	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$64,657	$—	$64,657
Management fee revenue	897	—	874	548	—	—	(2,319)	—
	897	—	874	548	—	64,657	(2,319)	64,657
Costs and Expenses:
Programming and production	—	—	—	—	—	19,670	—	19,670
Other operating and administrative	403	—	874	548	855	18,223	(2,319)	18,584
Advertising, marketing and promotion	—	—	—	—	—	4,969	—	4,969
Depreciation	30	—	—	—	—	6,224	—	6,254
Amortization	5	—	—	—	—	1,612	—	1,617
	438	—	874	548	855	50,698	(2,319)	51,094
Operating income (loss)	459	—	—	—	(855)	13,959	—	13,563
Other Income (Expense):
Interest expense	(1,523)	(11)	(212)	(126)	(488)	(214)	—	(2,574)
Investment income (loss), net	—	(13)	—	—	3	586	—	576
Equity in net income (losses) of investees, net	7,509	7,540	7,430	5,473	3,331	1,882	(33,251)	(86)
Other income (expense), net	(2)	—	2	—	(1)	(363)	—	(364)
	5,984	7,516	7,220	5,347	2,845	1,891	(33,251)	(2,448)
Income (loss) before income taxes	6,443	7,516	7,220	5,347	1,990	15,850	(33,251)	11,115
Income tax (expense) benefit	373	9	73	44	(22)	(4,457)	—	(3,980)
Net income (loss)	6,816	7,525	7,293	5,391	1,968	11,393	(33,251)	7,135
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(319)	—	(319)
Net income (loss) attributable to Comcast Corporation	$6,816	$7,525	$7,293	$5,391	$1,968	$11,074	$(33,251)	$6,816
Comprehensive income (loss) attributable to Comcast Corporation	$6,883	$7,521	$7,276	$5,392	$2,017	$10,969	$(33,175)	$6,883

Comcast 2014 Annual Report on Form 10-K	126

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2012 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$62,570	$—	$62,570
Management fee revenue	848	—	827	516	—	—	(2,191)	—
	848	—	827	516	—	62,570	(2,191)	62,570
Costs and Expenses:
Programming and production	—	—	—	—	—	19,929	—	19,929
Other operating and administrative	401	—	827	516	899	17,381	(2,191)	17,833
Advertising, marketing and promotion	—	—	—	—	—	4,831	—	4,831
Depreciation	30	—	—	—	—	6,120	—	6,150
Amortization	4	—	—	—	—	1,644	—	1,648
	435	—	827	516	899	49,905	(2,191)	50,391
Operating income (loss)	413	—	—	—	(899)	12,665	—	12,179
Other Income (Expense):
Interest expense	(1,430)	(23)	(329)	(135)	(430)	(174)	—	(2,521)
Investment income (loss), net	8	3	—	—	5	203	—	219
Equity in net income (losses) of investees, net	6,858	6,536	6,665	4,909	4,402	4,014	(32,425)	959
Other income (expense), net	2	—	—	—	(14)	785	—	773
	5,438	6,516	6,336	4,774	3,963	4,828	(32,425)	(570)
Income (loss) before income taxes	5,851	6,516	6,336	4,774	3,064	17,493	(32,425)	11,609
Income tax (expense) benefit	352	7	115	47	(9)	(4,256)	—	(3,744)
Net income (loss)	6,203	6,523	6,451	4,821	3,055	13,237	(32,425)	7,865
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(1,662)	—	(1,662)
Net income (loss) attributable to Comcast Corporation	$6,203	$6,523	$6,451	$4,821	$3,055	$11,575	$(32,425)	$6,203
Comprehensive income (loss) attributable to Comcast Corporation	$6,370	$6,523	$6,460	$4,821	$3,068	$11,703	$(32,575)	$6,370

127	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(354)	$9	$(57)	$(82)	$(1,299)	$18,728	$—	$16,945
Investing Activities:
Net transactions with affiliates	4,784	(9)	57	82	2,247	(7,161)	—	—
Capital expenditures	(3)	—	—	—	—	(7,417)	—	(7,420)
Cash paid for intangible assets	(6)	—	—	—	—	(1,116)	—	(1,122)
Acquisitions and construction of real estate properties	—	—	—	—	—	(43)	—	(43)
Acquisitions, net of cash acquired	—	—	—	—	—	(477)	—	(477)
Proceeds from sales of businesses and investments	—	—	—	—	8	658	—	666
Return of capital from investees	—	—	—	—	1	24	—	25
Purchases of investments	(19)	—	—	—	(10)	(162)	—	(191)
Other	—	—	—	—	4	(175)	—	(171)
Net cash provided by (used in) investing activities	4,756	(9)	57	82	2,250	(15,869)	—	(8,733)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	—	846	—	(504)
Proceeds from borrowings	4,180	—	—	—	—	2	—	4,182
Repurchases and repayments of debt	(1,000)	—	—	—	(902)	(1,273)	—	(3,175)
Repurchases and retirements of common stock	(4,251)	—	—	—	—	—	—	(4,251)
Dividends paid	(2,254)	—	—	—	—	—	—	(2,254)
Issuances of common stock	35	—	—	—	—	—	—	35
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(220)	—	(220)
Other	238	—	—	—	—	(71)	—	167
Net cash provided by (used in) financing activities	(4,402)	—	—	—	(902)	(716)	—	(6,020)
Increase (decrease) in cash and cash equivalents	—	—	—	—	49	2,143	—	2,192
Cash and cash equivalents, beginning of year	—	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of year	$—	$—	$—	$—	$385	$3,525	$—	$3,910

Comcast 2014 Annual Report on Form 10-K	128

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(600)	$(3)	$(151)	$(94)	$(1,102)	$16,110	$—	$14,160
Investing Activities:
Net transactions with affiliates	66	3	2,248	332	(470)	(2,179)	—	—
Capital expenditures	(7)	—	—	—	—	(6,589)	—	(6,596)
Cash paid for intangible assets	(4)	—	—	—	—	(1,005)	—	(1,009)
Acquisitions and construction of real estate properties	—	—	—	—	—	(1,904)	—	(1,904)
Acquisitions, net of cash acquired	—	—	—	—	—	(99)	—	(99)
Proceeds from sales of businesses and investments	—	—	—	—	2	1,081	—	1,083
Return of capital from investees	—	—	—	—	128	21	—	149
Purchases of investments	(11)	—	—	—	(3)	(1,209)	—	(1,223)
Other	—	—	—	—	(20)	105	—	85
Net cash provided by (used in) investing activities	44	3	2,248	332	(363)	(11,778)	—	(9,514)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	1,349	—	—	—	—	(4)	—	1,345
Proceeds from borrowings	2,933	—	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(2,097)	(238)	(88)	(21)	—	(2,444)
Repurchases and retirements of common stock	(2,000)	—	—	—	—	—	—	(2,000)
Dividends paid	(1,964)	—	—	—	—	—	—	(1,964)
Issuances of common stock	40	—	—	—	—	—	—	40
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	—	(3,200)	(7,561)	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(215)	—	(215)
Settlement of Station Venture liability	—	—	—	—	—	(602)	—	(602)
Other	198	—	—	—	(40)	(369)	—	(211)
Net cash provided by (used in) financing activities	556	—	(2,097)	(238)	(3,328)	(8,772)	—	(13,879)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(4,793)	(4,440)	—	(9,233)
Cash and cash equivalents, beginning of year	—	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of year	$—	$—	$—	$—	$336	$1,382	$—	$1,718

129	Comcast 2014 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2012 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(362)	$(7)	$(177)	$(114)	$(1,347)	$16,861	$—	$14,854
Investing Activities:
Net transactions with affiliates	3,845	206	177	667	4,850	(9,745)	—	—
Capital expenditures	(10)	—	—	—	—	(5,704)	—	(5,714)
Cash paid for intangible assets	(6)	—	—	—	—	(917)	—	(923)
Acquisitions, net of cash acquired	—	—	—	—	—	(90)	—	(90)
Proceeds from sales of businesses and investments	—	—	—	—	—	3,102	—	3,102
Return of capital from investees	—	—	—	—	—	2,362	—	2,362
Purchases of investments	—	—	—	—	(19)	(278)	—	(297)
Other	—	3	—	—	(22)	93	—	74
Net cash provided by (used in) investing activities	3,829	209	177	667	4,809	(11,177)	—	(1,486)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1)	—	—	—	(550)	7	—	(544)
Proceeds from borrowings	2,536	—	—	—	1,995	13	—	4,544
Repurchases and repayments of debt	(1,726)	(202)	—	(553)	(2)	(398)	—	(2,881)
Repurchases and retirements of common stock	(3,000)	—	—	—	—	—	—	(3,000)
Dividends paid	(1,608)	—	—	—	—	—	—	(1,608)
Issuances of common stock	233	—	—	—	—	—	—	233
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(691)	—	(691)
Other	99	—	—	—	(14)	(175)	—	(90)
Net cash provided by (used in) financing activities	(3,467)	(202)	—	(553)	1,429	(1,244)	—	(4,037)
Increase (decrease) in cash and cash equivalents	—	—	—	—	4,891	4,440	—	9,331
Cash and cash equivalents, beginning of year	—	—	—	—	238	1,382	—	1,620
Cash and cash equivalents, end of year	$—	$—	$—	$—	$5,129	$5,822	$—	$10,951

Comcast 2014 Annual Report on Form 10-K	130

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

Refer to Management’s Report on Comcast’s Internal Control Over Financial Reporting on page 82.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 83.

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

131	Comcast 2014 Annual Report on Form 10-K

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that NBCUniversal’s system of internal control over financial reporting was effective as of December 31, 2014.

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

Item 9B: Other Information

None.

Comcast 2014 Annual Report on Form 10-K	132

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Comcast

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2015. We refer to this proxy statement as the 2015 Proxy Statement.

The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure, as of the date of this Annual Report on Form 10-K.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	55	1986	Chairman and Chief Executive Officer; President
Michael J. Angelakis	50	2007	Vice Chairman; Chief Financial Officer
Stephen B. Burke	56	1998	Executive Vice President; President and Chief Executive Officer, NBCUniversal Holdings and NBCUniversal
David L. Cohen	59	2002	Executive Vice President
Neil Smit	56	2011	Executive Vice President; President and Chief Executive Officer, Comcast Cable
Arthur R. Block	60	1993	Senior Vice President; General Counsel; Secretary
Lawrence J. Salva	58	2000	Senior Vice President; Chief Accounting Officer; Controller

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2014, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of voting common stock. He is a son of Mr. Ralph J. Roberts. Mr. Roberts is also a director of the National Cable and Telecommunications Association.

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

133	Comcast 2014 Annual Report on Form 10-K

Arthur R. Block has served as a Senior Vice President and our General Counsel and Secretary for more than five years.

Lawrence J. Salva has served as a Senior Vice President and our Controller and Chief Accounting Officer for more than five years.

NBCUniversal

Certain information under this Item 10 has been omitted pursuant to General Instruction I(2)(c) to Form 10-K.

The table below sets forth certain information with respect to each of NBCUniversal’s executive officers as of December 31, 2014, each of whom has served as such since the close of the NBCUniversal transaction on January 28, 2011. The table also sets forth NBCUniversal Holdings’ directors as of December 31, 2014.

Name	Title
Brian L. Roberts	Principal Executive Officer
Michael J. Angelakis	Principal Financial Officer; Director of NBCUniversal Holdings
Stephen B. Burke	Chief Executive Officer and President
David L. Cohen	Executive Vice President; Director of NBCUniversal Holdings
Arthur R. Block	Senior Vice President; Director of NBCUniversal Holdings
Lawrence J. Salva	Senior Vice President

For the year ended December 31, 2014, NBCUniversal reimbursed Comcast approximately $35 million for direct services provided by our executive officers.

Item 11: Executive Compensation

Comcast incorporates the information required by this item by reference to its 2015 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Comcast incorporates the information required by this item by reference to its 2015 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 13: Certain Relationships and Related Transactions, and Director Independence

Comcast incorporates the information required by this item by reference to its 2015 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Comcast 2014 Annual Report on Form 10-K	134

Item 14: Principal Accountant Fees and Services

Comcast incorporates the information required by this item by reference to its 2015 Proxy Statement.

NBCUniversal

The Audit Committee of Comcast’s Board of Directors appointed Deloitte & Touche LLP as NBCUniversal’s independent registered public accounting firm for the years ended December 31, 2014 and 2013. Set forth below are the fees paid or accrued for the services of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in 2014 and 2013.

(in millions)	2014	2013
Audit fees	$9.5	$9.7
Audit-related fees	0.9	0.6
Tax fees	0.1	0.2
All other fees	—	0.2
	$10.5	$10.7

Audit fees consisted of fees paid or accrued for services rendered to NBCUniversal and its subsidiaries for the audits of its annual financial statements, reviews of its quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit-related fees in 2014 and 2013 consisted primarily of fees paid or accrued for audits associated with employee benefit plans and attestation services related to contractual and regulatory compliance.

Tax fees in 2014 and 2013 consisted of fees paid or accrued for domestic and foreign tax compliance services, including tax examination assistance.

All other fees in 2013 consisted of fees paid or accrued for various consulting services.

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

135	Comcast 2014 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

Comcast

(a) Comcast’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Comcast’s consolidated financial statements are found on page 81 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 177 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

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

2.2

Amendment to Transaction Agreement, dated March 19, 2013, by and among Comcast Corporation, General Electric Company, NBCUniversal, LLC, NBCUniversal Media, LLC, National Broadcasting Company Holding, Inc. and Navy Holdings, Inc. (n/k/a/ NBCUniversal Enterprise, Inc.) (incorporated by reference to Exhibit 2.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

2.3

Agreement and Plan of Merger dated as of February 12, 2014 among Comcast Corporation, Time Warner Cable Inc. and Tango Acquisition Sub, Inc. (incorporated by reference to Exhibit 2.1 to Comcast’s Current Report filed on February 13, 2014).

2.4

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

2.5

Comcast/Charter Transactions Agreement dated as of April 25, 2014 between Comcast Corporation and Charter Communications, Inc. (incorporated by reference to Exhibit 2.1 to Comcast’s Current Report filed on April 28, 2014).

2.6	Voting Agreement dated as of April 25, 2014 between Comcast Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 2.2 to Comcast’s Current Report filed on April 28, 2014).

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Current Report on Form 8-K filed on November 23, 2011).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

Comcast 2014 Annual Report on Form 10-K	136

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

137	Comcast 2014 Annual Report on Form 10-K

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

10.7*	Comcast Corporation 2003 Stock Option Plan, as amended and restated October 22, 2013 (incorporated by reference to Exhibit 10.7 to Comcast’s Annual Report on Form 10-K filed on February 12, 2014).

10.8*

Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective February 10, 2009 (incorporated by reference to Exhibit 10.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.9*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective October 21, 2014.

10.10*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective October 21, 2014.

10.11*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10.12 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.12*

Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 22, 2011 (incorporated by reference to Exhibit 10.5 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2011).

10.13*	Comcast Corporation Retirement-Investment Plan, as amended and restated effective October 21, 2014.

10.14*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective May 14, 2013 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.15*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective October 21, 2014.

10.16*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan, as amended and restated effective October 21, 2014.

10.17*

Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.15 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2007).

10.18*

Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 5, 2005).

Comcast 2014 Annual Report on Form 10-K	138

10.19*

Amendment to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of February 13, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.20*

Amendment No. 2 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.21*

Amendment No. 3 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2010 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 7, 2010).

10.22*

Amendment No. 4 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2010 (incorporated by reference to Exhibit 10.25 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.23*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2011).

10.24*

Amendment No. 6 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 15, 2011 (incorporated by reference to Exhibit 10.21 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.25*

Amendment No. 7 to Employment Agreement between Comcast Corporation and Brian L. Roberts, effective as of June 30, 2012 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on September 14, 2012).

10.26*

Amendment No. 8 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 14, 2012 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.27*

Amendment No. 10 to Employment Agreement with Brian L. Roberts, effective as of June 30, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 24, 2013).

10.28*

Amendment No. 11 to Employment Agreement with Brian L. Roberts, effective as of December 18, 2013 (incorporated by reference to Exhibit 10.29 to Comcast’s Annual Report on Form 10-K filed on February 12, 2014).

10.29*	Amendment No. 12 to Employment Agreement with Brian L. Roberts, effective as of June 30, 2014 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2014).

10.30*	Amendment No. 13 to Employment Agreement with Brian L. Roberts, effective as of December 9, 2014.

10.31*	Notice of Rights Waiver from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.2 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.32*	Notice of Termination from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.3 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.33*

Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 27, 2007 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 28, 2007).

10.34*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 13, 2008).

139	Comcast 2014 Annual Report on Form 10-K

10.35*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K (Commission File No. 001-15471) for the year ended December 31, 1993).

10.36*

Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q (Commission File No. 001-15471) for the quarter ended September 30, 1998).

10.37*

Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q (Commission File No. 001-15471) for the quarter ended March 31, 2000).

10.38*

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

10.41*

Second Amendment to Agreement between Comcast Corporation and Ralph J. Roberts, dated as of December 10, 2008 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.42*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective as of January 30, 2004 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.43*

Employment Agreement between Comcast Corporation and Michael J. Angelakis, dated as of November 22, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on November 23, 2011).

10.44*

Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 22, 2009).

10.45*	Amendment No. 2 to Employment Agreement with Stephen B. Burke dated as of August 16, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 16, 2013).

10.46*

Employment Agreement between Comcast Corporation and David L. Cohen, dated as of February 22, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 25, 2011).

10.47*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of November 21, 2011 (incorporated by reference to Exhibit 10.37 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

Comcast 2014 Annual Report on Form 10-K	140

10.48*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of December 22, 2014 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 23, 2014).

10.49*

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

10.57*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.58*

Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.59*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.

10.60*	Form of Airplane Time Sharing Agreement

10.61*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.62

Letter dated January 28, 2015 among Comcast Corporation, Tango Acquisition Sub, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on January 29, 2015).

12.1	Statement of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

141	Comcast 2014 Annual Report on Form 10-K

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheet; (2) the Consolidated Statement of Income; (3) the Consolidated Statement of Comprehensive Income; (4) the Consolidated Statement of Cash Flows; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

Comcast 2014 Annual Report on Form 10-K	142

NBCUniversal

(a) NBCUniversal’s consolidated financial statements are filed as a part of this report on Form 10-K and a list of the consolidated financial statements are found on page 148 of this report. Schedule II – Valuation and Qualifying Accounts is found on page 177 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

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

143	Comcast 2014 Annual Report on Form 10-K

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

10.3

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

10.4

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

10.5†

Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.6

Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.7†

Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.8†

Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.9*	NBCUniversal Deferred Compensation Plan (incorporated by reference to Exhibit 10.1 to NBCUniversal’s Quarterly Report on Form 10-Q filed on October 26, 2012).

Comcast 2014 Annual Report on Form 10-K	144

21.2	List of subsidiaries.

23.2	Consent of Deloitte & Touche LLP.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from NBCUniversal Media, LLC’s Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission on February 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheet; (2) the Consolidated Statement of Income; (3) the Consolidated Statement of Comprehensive Income; (4) the Consolidated Statement of Cash Flows; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

†	Confidential treatment granted.

*	Constitutes a management contract or compensatory plan or arrangement.

145	Comcast 2014 Annual Report on Form 10-K

Signatures

Comcast

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 27, 2015.

By:	/S/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 27, 2015

/S/ RALPH J. ROBERTS Ralph J. Roberts	Founder; Chairman Emeritus of the Board	February 27, 2015

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Vice Chairman and CFO (Principal Financial Officer)	February 27, 2015

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)	February 27, 2015

/S/ KENNETH J. BACON Kenneth J. Bacon	Director	February 27, 2015

/S/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 27, 2015

/S/ EDWARD D. BREEN Edward D. Breen	Director	February 27, 2015

/S/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 27, 2015

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 27, 2015

/S/ GERALD L. HASSELL Gerald L. Hassell	Director	February 27, 2015

/S/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 27, 2015

/S/ EDUARDO G. MESTRE Eduardo G. Mestre	Director	February 27, 2015

/S/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	February 27, 2015

/S/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 27, 2015

Comcast 2014 Annual Report on Form 10-K	146

NBCUniversal

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 27, 2015.

NBCUNIVERSAL MEDIA, LLC
By: NBCUNIVERSAL, LLC, its sole member

By:	/S/ STEPHEN B. BURKE
Name: Stephen B. Burke
Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Principal Executive Officer of NBCUniversal Media, LLC	February 27, 2015

/S/ MICHAEL J. ANGELAKIS Michael J. Angelakis	Principal Financial Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 27, 2015

/S/ ARTHUR R. BLOCK Arthur R. Block	Director of NBCUniversal, LLC	February 27, 2015

/S/ DAVID L. COHEN David L. Cohen	Director of NBCUniversal, LLC	February 27, 2015

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Principal Accounting Officer of NBCUniversal Media, LLC	February 27, 2015

147	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC Financial Statements and Supplementary Data

Comcast 2014 Annual Report on Form 10-K	148

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the accompanying consolidated balance sheets of NBCUniversal Media, LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of their internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBCUniversal Media, LLC and subsidiaries as of December 31, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2015

149	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Balance Sheet

December 31 (in millions)	2014	2013
Assets
Current Assets:
Cash and cash equivalents	$1,248	$967
Receivables, net	4,842	4,911
Programming rights	825	903
Other current assets	823	615
Total current assets	7,738	7,396
Film and television costs	5,714	4,983
Investments	882	884
Property and equipment, net	8,138	7,650
Goodwill	14,908	14,882
Intangible assets, net	14,187	14,857
Other noncurrent assets, net	1,050	1,087
Total assets	$52,617	$51,739
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,388	$1,583
Accrued participations and residuals	1,347	1,239
Program obligations	687	657
Deferred revenue	821	846
Accrued expenses and other current liabilities	1,422	1,465
Note payable to Comcast	865	799
Current portion of long-term debt	1,023	906
Total current liabilities	7,553	7,495
Long-term debt, less current portion	9,226	10,259
Accrued participations, residuals and program obligations	1,149	1,015
Other noncurrent liabilities	3,722	3,412
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	330	231
Equity:
Member’s capital	30,529	29,056
Accumulated other comprehensive income (loss)	(159)	(16)
Total NBCUniversal member’s equity	30,370	29,040
Noncontrolling interests	267	287
Total equity	30,637	29,327
Total liabilities and equity	$52,617	$51,739

See accompanying notes to consolidated financial statements.

Comcast 2014 Annual Report on Form 10-K	150

NBCUniversal Media, LLC

Consolidated Statement of Income

Year ended December 31 (in millions)	2014	2013	2012
Revenue	$25,428	$23,650	$23,812
Costs and Expenses:
Programming and production	12,318	11,770	12,710
Other operating and administrative	5,364	4,949	4,763
Advertising, marketing and promotion	2,158	2,199	2,232
Depreciation	654	639	562
Amortization	841	772	764
	21,335	20,329	21,031
Operating income	4,093	3,321	2,781
Other Income (Expense):
Interest expense	(508)	(515)	(480)
Investment income (loss), net	27	17	27
Equity in net income (losses) of investees, net	46	(93)	183
Other income (expense), net	(218)	(402)	917
	(653)	(993)	647
Income before income taxes	3,440	2,328	3,428
Income tax expense	(143)	(206)	(197)
Net income	3,297	2,122	3,231
Net (income) loss attributable to noncontrolling interests	(182)	(154)	(176)
Net income attributable to NBCUniversal	$3,115	$1,968	$3,055

See accompanying notes to consolidated financial statements.

151	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2014	2013	2012
Net income	$3,297	$2,122	$3,231
Deferred gains (losses) on cash flow hedges, net	25	(5)	—
Employee benefit obligations, net	(106)	95	14
Currency translation adjustments, net	(62)	(41)	(1)
Comprehensive income	3,154	2,171	3,244
Net (income) loss attributable to noncontrolling interests	(182)	(154)	(176)
Comprehensive income attributable to NBCUniversal	$2,972	$2,017	$3,068

See accompanying notes to consolidated financial statements.

Comcast 2014 Annual Report on Form 10-K	152

NBCUniversal Media, LLC

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2014	2013	2012
Operating Activities
Net income	$3,297	$2,122	$3,231
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,495	1,411	1,326
Share-based compensation	—	7	7
Equity in net (income) losses of investees, net	(46)	93	(183)
Cash received from investees	74	90	189
Net (gain) loss on investment activity and other	136	345	(1,093)
Deferred income taxes	(12)	(10)	15
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(25)	(752)	(643)
Film and television costs, net	(571)	2	100
Accounts payable and accrued expenses related to trade creditors	(88)	(789)	51
Other operating assets and liabilities	264	505	333
Net cash provided by operating activities	4,524	3,024	3,333
Investing Activities
Capital expenditures	(1,221)	(1,160)	(763)
Cash paid for intangible assets	(130)	(113)	(113)
Acquisitions of real estate properties	—	(1,705)	—
Acquisitions, net of cash acquired	(118)	(111)	(90)
Proceeds from sales of businesses and investments	13	2	3,026
Return of capital from investees	24	131	75
Purchases of investments	(35)	(236)	(117)
Other	(146)	(20)	(9)
Net cash provided by (used in) investing activities	(1,613)	(3,212)	2,009
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	(550)
Proceeds from third-party borrowings	—	—	1,995
Repurchases and repayments of debt	(906)	(92)	(413)
Proceeds from (repayments of) borrowings from Comcast, net	97	799	—
Redemption transaction distribution	—	(3,200)	—
Distributions to member	(1,641)	(1,422)	(964)
Distributions to noncontrolling interests	(177)	(183)	(216)
Settlement of Station Venture liability	—	(602)	—
Other	(3)	(66)	(81)
Net cash provided by (used in) financing activities	(2,630)	(4,766)	(229)
Increase (decrease) in cash and cash equivalents	281	(4,954)	5,113
Cash and cash equivalents, beginning of year	967	5,921	808
Cash and cash equivalents, end of year	$1,248	$967	$5,921

See accompanying notes to consolidated financial statements.

153	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statements of Changes in Equity

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2011	$184	$29,798	$(78)	$361	$30,081
Compensation plans		7			7
Dividends declared		(964)			(964)
Purchase of subsidiary shares from noncontrolling interests	(47)
Contributions from (distributions to) noncontrolling interests, net	(24)			(184)	(184)
Other		4		84	88
Other comprehensive income (loss)			13		13
Net income (loss)	18	3,055		158	3,213
Balance, December 31, 2012	131	31,900	(65)	419	32,254
Compensation plans		7			7
Redemption transaction distribution		(3,200)			(3,200)
Dividends declared		(1,422)			(1,422)
Purchase of subsidiary shares from noncontrolling interests		(33)			(33)
Contributions from (distributions to) noncontrolling interests, net	(22)			(155)	(155)
Other	102	(164)		(111)	(275)
Other comprehensive income (loss)			49		49
Net income (loss)	20	1,968		134	2,102
Balance, December 31, 2013	231	29,056	(16)	287	29,327
Dividends declared		(1,641)			(1,641)
Issuance of subsidiary shares to noncontrolling interests	85
Contributions from (distributions to) noncontrolling interests, net	(24)			(152)	(152)
Other		(1)		(12)	(13)
Other comprehensive income (loss)			(143)		(143)
Net income (loss)	38	3,115		144	3,259
Balance, December 31, 2014	$330	$30,529	$(159)	$267	$30,637

See accompanying notes to consolidated financial statements.

Comcast 2014 Annual Report on Form 10-K	154

NBCUniversal Media, LLC

Notes to Consolidated Financial Statements

Note 1: Business and Basis of Presentation

Unless indicated otherwise, throughout these notes to the consolidated financial statements, we refer to NBCUniversal and its consolidated subsidiaries as “we,” “us” and “our.” We are one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences. In 2013, Comcast acquired General Electric Company’s (“GE”) 49% common equity interest in our parent, NBCUniversal, LLC (“NBCUniversal Holdings”), that it did not already own. See Note 4 for additional information on the redemption transaction.

We present our operations as the following four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. See Note 17 for additional information on our reportable business segments.

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, and our cable television production operations.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo (formerly mun2) national cable network, and our broadcast television production operations.

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. Our Theme Parks segment also receives fees from third parties that own and operate Universal Studios Japan and Universal Studios Singapore for intellectual property licenses and other services.

Basis of Presentation

The accompanying consolidated financial statements include all entities in which we have a controlling voting interest (“subsidiaries”) and variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). Transactions between NBCUniversal and both Comcast and Comcast’s consolidated subsidiaries are reflected in these consolidated financial statements and disclosed as related party transactions when material.

We translate assets and liabilities of our foreign subsidiaries where the functional currency is the local currency, primarily the euro and the British pound, into U.S. dollars at the exchange rate as of the balance sheet date and translate revenue and expenses using average monthly exchange rates. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Any foreign currency transaction gains and losses are included in our consolidated statement of income.

155	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe that the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

•	revenue recognition (see below)

•	film and television costs (see Note 6)

•	goodwill and intangible assets (see Note 9)

•	fair value of contractual obligations (see Note 11)

In addition, the following accounting policies are specific to the industries in which we operate:

•	capitalization and amortization of film and television costs (see Note 6)

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

Revenue Recognition

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming through distribution to subscription video on demand services and various other distribution platforms, and from the sale of our owned programming electronically through digital distributors such as iTunes. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming through various distribution platforms, including to cable and broadcast networks and to subscription video on demand services, and from fees received under retransmission consent agreements. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee viewer ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising units. We record revenue from the licensing of our owned programming when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the component of revenue associated with the advertisements when they are aired or viewed.

Comcast 2014 Annual Report on Form 10-K	156

NBCUniversal Media, LLC

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and electronically through digital distributors. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from a movie ticketing and entertainment business. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We record revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from theme park attendance and per capita spending at our Universal theme parks in Orlando, Florida and Hollywood, California, as well as from licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the annual period following the initial activation date.

Advertising Expenses

Advertising costs are expensed as incurred.

Cash Equivalents

The carrying amounts of our cash equivalents approximate their fair values. Our cash equivalents consist primarily of money market funds and U.S. government obligations, as well as commercial paper and certificates of deposit with maturities of three months or less when purchased.

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

Our derivative financial instruments are recorded in our consolidated balance sheet at fair value. The impact of our derivative financial instruments on our consolidated financial statements was not material for all periods presented.

Note 3: Recent Accounting Pronouncements

Discontinued Operations

In April 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to discontinued operations. The updated accounting guidance provides a narrower definition of discontinued operations than existing GAAP. The updated accounting guidance requires that only disposals of components of an entity, or groups of components, that represent a strategic shift that has or will have a material effect on the reporting entity’s operations be reported in the financial statements as discontinued operations. The updated accounting guidance also provides guidance on the financial statement presentations and disclosures of discontinued operations. The updated accounting guidance will be effective prospectively for us on January 1, 2015.

157	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Revenue Recognition

In May 2014, the FASB and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. The updated accounting guidance will be effective for us on January 1, 2017, and early adoption is not permitted. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Note 4: Significant Transactions

2013

Redemption Transaction

On March 19, 2013, Comcast acquired GE’s 49% common equity interest in NBCUniversal Holdings that it did not already own for approximately $16.7 billion (the “redemption transaction”). In addition to the redemption transaction, we purchased from GE certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for $1.4 billion.

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

Following the close of the redemption transaction, Comcast owns 96% of NBCUniversal Holdings’ common units and NBCUniversal Enterprise owns the remaining 4%. NBCUniversal Enterprise is now a consolidated subsidiary of Comcast, but we do not have any ownership interests in NBCUniversal Enterprise. NBCUniversal Enterprise also owns all of NBCUniversal Holdings’ preferred units with a $9.4 billion aggregate liquidation preference. NBCUniversal Holdings is required to make quarterly payments to NBCUniversal Enterprise at an initial rate of 8.25% per annum on the $9.4 billion aggregate liquidation preference of the preferred units. On March 1, 2018, and thereafter on every fifth anniversary of such date, this rate will reset to 7.44% plus the yield on actively traded United States Treasury securities having a 5 year maturity. NBCUniversal Holdings has the right to redeem all of the preferred units during the 30 day period beginning on March 1, 2018, and NBCUniversal Enterprise has the right to cause NBCUniversal Holdings to redeem 15% of its preferred units during the 30 day period beginning on March 19, 2020. The price and units in a redemption initiated by either party will be based on the liquidation preference plus accrued but unpaid dividends and adjusted, in the case of an exercise of NBCUniversal Enterprise’s right, to the extent the equity value of NBCUniversal Holdings is less than the liquidation preference. Our cash flows are, and will continue to be, the primary source of funding for the required payments and for any future redemption of the NBCUniversal Holdings preferred units.

Comcast 2014 Annual Report on Form 10-K	158

NBCUniversal Media, LLC

Note 5: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast.

We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and the licensing of our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us.

In 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by us to Comcast under the revolving credit agreement, including accrued interest, are presented under the caption “note payable to Comcast” in our consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2014, the borrowing margin for London Interbank Offered Rate-based borrowings was 1.00%.

In addition, Comcast is the counterparty to one of our contractual obligations. As of both December 31, 2014 and 2013, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our consolidated financial statements.

Consolidated Balance Sheet

December 31 (in millions)	2014	2013
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$229	$228
Accounts payable and accrued expenses related to trade creditors	$47	$56
Accrued expenses and other current liabilities	$8	$37
Note payable to Comcast	$865	$799
Other noncurrent liabilities	$383	$383

Consolidated Statement of Income

Year ended December 31 (in millions)	2014	2013	2012
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$1,315	$1,262	$1,228
Operating costs and expenses	$(162)	$(190)	$(175)
Other income (expense)	$(43)	$—	$—

Distributions to NBCUniversal Holdings

In addition to the transactions presented in the table above, we make distributions to NBCUniversal Holdings on a periodic basis to enable its owners to meet their obligations to pay taxes on taxable income generated by our businesses. We also make quarterly distributions to NBCUniversal Holdings to enable it to make its required quarterly payments to NBCUniversal Enterprise at an initial annual rate of 8.25% on the $9.4 billion aggregate liquidation preference of its preferred units. These distributions are presented under the caption “distributions to member” in our consolidated statement of cash flows. Following the close of the redemption transaction, none of these distributions to NBCUniversal Holdings are attributable to GE.

159	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

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

In February 2013, Comcast closed an agreement with GE, General Electric Capital Corporation (“GECC”) and LIN TV under which, among other things, we purchased a note held by Station Venture Holdings, LLC (“Station Venture”) from GECC for $602 million, which effectively settled a liability of $482 million that had been recorded in the allocation of purchase price associated with Comcast’s acquisition of a controlling interest in NBCUniversal Holdings in 2011 (the “joint venture transaction”). Due to the related party nature of this transaction, the excess of the purchase price of the Station Venture note over the recorded amount of the liability was recorded to member’s capital. Other than the Station Venture transaction and dividend payments to GE that are included in our consolidated statement of changes in equity and our consolidated statement of cash flows, the amounts related to our transactions with GE and its consolidated subsidiaries that occurred prior to the close of the redemption transaction were not material.

Note 6: Film and Television Costs

December 31 (in millions)	2014	2013
Film Costs:
Released, less amortization	$1,371	$1,630
Completed, not released	71	70
In production and in development	1,189	658
	2,631	2,358
Television Costs:
Released, less amortization	1,273	1,155
In production and in development	505	370
	1,778	1,525
Programming rights, less amortization	2,130	2,003
	6,539	5,886
Less: Current portion of programming rights	825	903
Film and television costs	$5,714	$4,983

Based on our estimates of the ratio of the current period’s actual revenue to the estimated total remaining gross revenue from all sources (“ultimate revenue”), as of December 31, 2014, approximately $1.3 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released, are expected to be amortized during 2015. Approximately 86% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries, are expected to be amortized through 2017.

As of December 31, 2014, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $570 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 51% of these costs are expected to be amortized through 2017.

Comcast 2014 Annual Report on Form 10-K	160

NBCUniversal Media, LLC

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

We enter into cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. Cofinancing arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. The number of investors and the terms of these arrangements can vary, although investors generally assume full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film, and therefore in each period we record either a charge or a benefit to programming and production expense to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated total remaining revenue or under the terms of the contract.

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

161	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 7: Investments

December 31 (in millions)	2014	2013
Fair Value Method	$10	$11
Equity Method:
The Weather Channel	335	333
Hulu	167	187
Other	338	332
	840	852
Cost Method	32	21
Total investments	$882	$884

Equity Method

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies or where we hold significant partnership or LLC interests. Equity method investments are recorded at cost and are adjusted to recognize (1) our proportionate share of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from other-than-temporary declines in fair value. Gains or losses on the sale of equity method investments are recorded to other income (expense), net. If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

The Weather Channel

In June 2013, we received a distribution from The Weather Channel Holding Corp. (“The Weather Channel”) of $152 million, of which $128 million was recorded as a return of our investment in The Weather Channel and included under the caption “return of capital from investees” in our consolidated statement of cash flows.

Hulu

In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, LLC (“Hulu”), which we had previously accounted for as a cost method investment. This represented an agreement to provide our first capital contribution to Hulu since Comcast acquired its interest in Hulu as part of the joint venture transaction; therefore, we began to apply the equity method of accounting for this investment. The change in the method of accounting for this investment required us to recognize our proportionate share of Hulu’s accumulated losses from the date of the joint venture transaction through July 2013.

Cost Method

We use the cost method to account for investments not accounted for under the fair value method or the equity method.

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our available-for-sale securities and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impair-

Comcast 2014 Annual Report on Form 10-K	162

NBCUniversal Media, LLC

ment to other income (expense), net. During 2013, we recorded $249 million of impairment charges to our equity method investments, which primarily related to a regional sports cable network based in Houston, Texas.

Note 8: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2014	2014	2013
Buildings and leasehold improvements	21 years	$5,780	$5,239
Furniture, fixtures and equipment	7 years	2,930	2,383
Construction in process	N/A	775	828
Land	N/A	820	799
Property and equipment, at cost		10,305	9,249
Less: Accumulated depreciation		2,167	1,599
Property and equipment, net		$8,138	$7,650

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

Acquisitions of Real Estate Properties

Real estate acquisitions in 2013 included our purchase from GE of certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey. The CNBC property was previously recorded as a capital lease in our consolidated balance sheet. Other purchases in 2013 included our acquisition of a business whose primary asset is a property located at 10 Universal City Plaza, which is adjacent to our Universal theme park in Hollywood, California. These purchases resulted in increases in 2013 of $1.7 billion in property and equipment, which are included, as applicable, within the captions “buildings and leasehold improvements” and “land” in the table above.

163	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 9: Goodwill and Intangible Assets

Goodwill

(in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2012	$13,026	$761	$1	$982	$14,770
Acquisitions	39	3	—	—	42
Adjustments	65	5	—	—	70
Balance, December 31, 2013	13,130	769	1	982	14,882
Acquisitions	20	—	15	—	35
Adjustments(a)	(202)	(2)	195	—	(9)
Balance, December 31, 2014	$12,948	$767	$211	$982	$14,908

(a)

Adjustments to goodwill in 2014 were primarily related to the reclassification of Fandango, our movie ticketing and entertainment business, from our Cable Networks segment to our Filmed Entertainment segment.

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

Intangible Assets

		2014		2013
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2014	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-Lived Intangible Assets:
Customer relationships	19 years	$13,093	$(3,636)	$13,086	$(2,982)
Software	5 years	657	(329)	522	(240)
Other	21 years	1,556	(864)	1,511	(781)
Indefinite-Lived Intangible Assets:
Trade names	N/A	3,059		3,089
FCC licenses	N/A	651		652
Total		$19,016	$(4,829)	$18,860	$(4,003)

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names and FCC licenses. We assess the recoverability of our indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in

Comcast 2014 Annual Report on Form 10-K	164

NBCUniversal Media, LLC

circumstances indicate that the assets might be impaired. We evaluate the unit of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the fair value of our indefinite-lived intangible assets were less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. Unless presented separately, the impairment charge is included as a component of amortization expense. We did not recognize any material impairment charges in any of the periods presented.

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
2015	$777
2016	$748
2017	$747
2018	$743
2019	$740

Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships acquired in business combinations, intellectual property rights and software. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the associated agreement.

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

We evaluate the recoverability of our finite-lived intangible assets whenever events or substantive changes in circumstances indicate that the carrying amount may not be recoverable. The evaluation is based on the cash flows generated by the underlying asset groups, including estimated future operating results, trends or other determinants of fair value. If the total of the expected future undiscounted cash flows were less than the carrying amount of the asset group, we would recognize an impairment charge to the extent the carrying amount of the asset group exceeded its estimated fair value. Unless presented separately, the impairment charge is included as a component of amortization expense.

165	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 10: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2014		2014	2013
Senior notes with maturities of 5 years or less	3.254%		$2,005	$2,917
Senior notes with maturities between 5 and 10 years	4.389%		4,996	4,996
Senior notes with maturities greater than 10 years	5.614%		3,204	3,205
Other, including capital lease obligations	—		44	47
Total debt	4.46	%(a)	10,249	11,165
Less: Current portion			1,023	906
Long-term debt			$9,226	$10,259

(a)	Includes the effects of our derivative financial instruments.

As of December 31, 2014 and 2013, our debt had an estimated fair value of $11.5 billion and $11.7 billion, respectively. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Maturities

(in millions)	Weighted-Average Interest Rate as of December 31, 2014
2015	3.633%	$1,023
2016	2.894%	$1,008
2017	6.296%	$2
2018	6.307%	$2
2019	6.329%	$2
Thereafter	4.871%	$8,212

Debt Repayments

In April 2014, we repaid at maturity $900 million aggregate principal amount of 2.10% senior notes due 2014.

Cross-Guarantee Structure

In 2013, we, Comcast and certain of Comcast’s 100% owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of December 31, 2014, we guaranteed $32.6 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due June 2017, of which no amounts were outstanding as of December 31, 2014.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4 billion aggregate principal amount of senior notes, $1.35 billion revolving credit facility and associated commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.

Comcast 2014 Annual Report on Form 10-K	166

NBCUniversal Media, LLC

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

The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain of our businesses. The discount rates used in the measurements of fair value as of December 31, 2014 were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contracts. The fair value adjustments to contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our consolidated statement of income.

Changes in Contractual Obligations

(in millions)
Balance, December 31, 2013	$747
Fair value adjustments	208
Payments	(72)
Balance, December 31, 2014	$883

Nonrecurring Fair Value Measures

We have assets and liabilities that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film, television or stage play production costs, upon the occurrence of an event or change in circumstance that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimated fair value of a production is based on Level 3 inputs that primarily use an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $26 million, $167 million and $161 million were recorded in 2014, 2013 and 2012, respectively.

167	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 12: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	2014		2013		2012
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$209	$581	$158	$498	$177	$546
Fair value of plan assets(a)	—	242	—	220	—	217
Plan funded status and recorded benefit obligation	(209)	(339)	(158)	(278)	(177)	(329)
Portion of benefit obligation not yet recognized in benefit expense	(3)	53	(44)	(3)	(11)	53
Benefits expense(b)	12	14	14	12	15	142
Discount rate	4.25%	3.75-4.25%	5.25%	4.50-5.25%	4.25%	3.75-4.25%
Expected return on plan assets	N/A	5.00%	N/A	5.00%	N/A	5.00%

(a)	The fair value of the plan assets are primarily based on Level 1 inputs that use quoted market prices for identical financial instruments in an active market.

(b)	We did not recognize service costs related to our pension plans in 2014 and 2013 as the plans were frozen. The 2012 amount included service costs related to our pension benefits of $134 million.

Postretirement Benefit Plans

We have postretirement medical and life insurance plans that provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the joint venture transaction.

Substantially all of the employees that were contributed by Comcast as part of the joint venture transaction participate in a postretirement healthcare stipend program (the “stipend plan”). The stipend plan provides an annual stipend for reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount.

All of our postretirement benefit plans are unfunded and substantially all of our postretirement benefit obligations are recorded to noncurrent liabilities. The expense we recognize for our postretirement benefit plans is determined using certain assumptions, including the discount rate.

Pension Plans

We sponsor various qualified and nonqualified defined benefit plans for domestic employees for which future benefits have been frozen. We ceased to recognize service costs associated with these defined benefit plans following the date on which future benefits were frozen. The expense we recognize for our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur through accumulated other comprehensive income (loss). In addition to the defined benefit plans we sponsor, we are also obligated to reimburse GE for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the joint venture transaction.

Comcast 2014 Annual Report on Form 10-K	168

NBCUniversal Media, LLC

In October 2013, we provided notice to the plan participants of the qualified pension plan of our intent to terminate the plan effective December 31, 2013. On June 27, 2014, we filed a Standard Termination Notice with the Pension Benefit Guaranty Corporation (“PBGC”) and on August 26, 2014, the related PBGC review concluded with no objections. We filed for Internal Revenue Service (“IRS”) approval on May 23, 2014 and expect to fully fund and settle the plan within 120 days of receipt of approval. We currently anticipate the contributions required from us to fully fund and settle the plan to be $16 million.

Our consolidated balance sheet also includes the assets and liabilities of certain legacy pension plans, as well as the assets and liabilities for pension plans of certain foreign subsidiaries. As of December 31, 2014 and 2013, the benefit obligations associated with these plans exceeded the fair value of the plan assets by $51 million and $43 million, respectively.

Other Employee Benefits

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management and nonemployee directors (each, a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participants in the plan designate one or more valuation funds, independently established funds or indices that are used to determine the amount of income or loss to be credited or debited to the participant’s account.

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

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2014	2013	2012
Benefit obligation	$349	$250	$163
Interest expense	$24	$18	$11

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2014, 2013 and 2012, expenses related to these plans totaled $165 million, $152 million and $85 million, respectively.

Multiemployer Benefit Plans

We participate in various multiemployer benefit plans, including pension and postretirement benefit plans, that cover some of our employees and temporary employees who are represented by labor unions. We also participate in other multiemployer benefit plans that provide health and welfare and retirement savings benefits to active and retired participants. We make periodic contributions to these plans in accordance with the terms of applicable collective bargaining agreements and laws but do not sponsor or administer these plans. We do not participate in any multiemployer benefit plans for which we consider our contributions to be individually significant, and the largest plans in which we participate are funded at a level of 80% or greater.

169	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

In 2014, 2013 and 2012, the total contributions we made to multiemployer pension plans were $58 million, $59 million and $40 million, respectively. In 2014, 2013 and 2012, the total contributions we made to multiemployer postretirement and other benefit plans were $125 million, $98 million and $114 million, respectively.

If we cease to be obligated to make contributions or were to otherwise withdraw from participation in any of these plans, applicable law would require us to fund our allocable share of the unfunded vested benefits, which is known as a withdrawal liability. In addition, actions taken by other participating employers may lead to adverse changes in the financial condition of one of these plans, which could result in an increase in our withdrawal liability.

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded for benefits provided when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In 2014, 2013 and 2012, we recorded severance costs of $113 million, $116 million and $90 million, respectively.

Note 13: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2014	2013	2012
Stock options	$16	$15	$15
Restricted share units	69	42	28
Employee stock purchase plans	6	5	4
Total	$91	$62	$47

As of December 31, 2014, we had unrecognized pretax compensation expense of $25 million related to nonvested Comcast stock options and unrecognized pretax compensation expense of $124 million related to nonvested Comcast restricted share units (“RSUs”) that will be recognized over a weighted-average period of approximately 2.1 years and 1.6 years, respectively.

Comcast maintains share-based compensation plans that primarily consist of awards of stock options and RSUs to certain employees and directors as part of its approach to long-term incentive compensation. Awards generally vest over a period of 5 years and in the case of stock options, have a 10 year term. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

Comcast 2014 Annual Report on Form 10-K	170

NBCUniversal Media, LLC

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

Year ended December 31	2014	2013	2012
RSUs fair value	$48.04	$37.79	$27.51
Stock options fair value	$11.09	$8.86	$7.42
Stock Option Valuation Assumptions:
Dividend yield	1.8%	1.9%	2.2%
Expected volatility	24.0%	25.2%	29.0%
Risk-free interest rate	2.2%	1.3%	1.7%
Expected option life (in years)	6.5	7.0	7.0

Note 14: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2014	2013	2012
Foreign
Current income tax expense	$33	$77	$69
Deferred income tax expense	(8)	(16)	16
Withholding tax expense	108	123	103
U.S. domestic tax expense	10	22	9
Income tax expense	$143	$206	$197

We are a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries are not expected to incur any significant current or deferred U.S. domestic income taxes. Our tax liability is comprised primarily of withholding tax on foreign licensing activity and income taxes on foreign earnings. As a result of our tax status, the deferred tax assets and liabilities included in our consolidated balance sheet at December 31, 2014 and 2013 were not material.

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

We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

171	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

Uncertain Tax Positions

We retain liabilities for uncertain tax positions where we are the tax filer of record. GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the close of the joint venture transaction, including indemnification of uncertain tax positions for these periods. The liabilities for uncertain tax positions included in our consolidated balance sheet were not material as of December 31, 2014 and 2013.

Various domestic and foreign taxing authorities are examining our tax returns through 2012. The majority of the periods under examination relate to tax years 2004 and forward.

Note 15: Supplemental Financial Information

Receivables

December 31 (in millions)	2014	2013
Receivables, gross	$5,258	$5,348
Less: Allowance for returns and customer incentives	356	372
Less: Allowance for doubtful accounts	60	65
Receivables, net	$4,842	$4,911

In addition to the amounts in the table above, noncurrent receivables of $569 million and $488 million as of December 31, 2014 and 2013, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2014	2013
Deferred gains (losses) on cash flow hedges	$20	$(5)
Unrecognized gains (losses) on employee benefit obligations	(61)	45
Cumulative translation adjustments	(118)	(56)
Accumulated other comprehensive income (loss)	$(159)	$(16)

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2014	2013	2012
Interest	$485	$462	$461
Income taxes	$174	$205	$169

Noncash Investing and Financing Activities

During 2014:

•	we acquired $148 million of property and equipment and intangible assets that were accrued but unpaid

During 2013:

•	we acquired $306 million of property and equipment and intangible assets that were accrued but unpaid

During 2012:

•	we entered into a capital lease transaction that resulted in an increase in property and equipment and debt of $85 million

Comcast 2014 Annual Report on Form 10-K	172

NBCUniversal Media, LLC

Note 16: Commitments and Contingencies

Commitments

We enter into long-term commitments with third parties in the ordinary course of our business, including commitments to acquire film and television programming, creative talent and employment agreements, and various other television-related commitments. Many of our employees, including writers, directors, actors, technical and production personnel, and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2014, the total number of full-time, part-time and hourly employees on our payroll covered by collective bargaining agreements was 7,400 full-time equivalent employees. Of this total, approximately 30% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2015.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space and equipment under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the Olympic Games through 2032, Sunday Night Football on NBC through the 2022-23 season, and other programming commitments, as well as various contracts with creative talent and employment agreements.

As of December 31, 2014 (in millions)	Programming and Talent Commitments	Operating Leases
2015	$4,898	$150
2016	$4,648	$135
2017	$3,173	$107
2018	$3,998	$89
2019	$2,793	$73
Thereafter	$26,130	$402

The table below presents our rent expense charged to operations.

Year ended December 31 (in millions)	2014	2013	2012
Rent expense	$222	$250	$317

Note 17: Financial Data by Business Segment

We present our operations in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. Our financial data by reportable business segment is presented in the tables below.

(in millions)	Revenue(e)(g)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2014
Cable Networks(a)(b)	$9,563	$3,589	$748	$2,841	$49	$28,582
Broadcast Television(b)	8,542	734	127	607	76	6,806
Filmed Entertainment(a)	5,008	711	21	690	11	4,185
Theme Parks	2,623	1,168	273	895	671	7,017
Headquarters and Other(c)	13	(613)	326	(939)	414	6,479
Eliminations(d)	(321)	(1)	—	(1)	—	(452)
Total	$25,428	$5,588	$1,495	$4,093	$1,221	$52,617

173	Comcast 2014 Annual Report on Form 10-K

NBCUniversal Media, LLC

(in millions)	Revenue(e)(g)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2013
Cable Networks(a)	$9,201	$3,501	$734	$2,767	$67	$29,413
Broadcast Television	7,120	345	98	247	65	6,723
Filmed Entertainment(a)	5,452	483	15	468	9	3,549
Theme Parks	2,235	1,004	300	704	580	6,608
Headquarters and Other(c)	31	(588)	264	(852)	439	6,002
Eliminations(d)	(389)	(13)	—	(13)	—	(556)
Total	$23,650	$4,732	$1,411	$3,321	$1,160	$51,739

(in millions)	Revenue(e)(g)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2012
Cable Networks(a)	$8,727	$3,303	$735	$2,568	$150
Broadcast Television(b)	8,200	358	97	261	65
Filmed Entertainment(a)	5,159	79	16	63	7
Theme Parks	2,085	953	268	685	272
Headquarters and Other(c)	43	(603)	210	(813)	269
Eliminations(d)	(402)	17	—	17	—
Total	$23,812	$4,107	$1,326	$2,781	$763

(a)

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

(b)

The revenue and operating costs and expenses associated with our broadcast of the 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcasts of the 2012 London Olympics and the 2012 Super Bowl were reported in our Broadcast Television segment.

(c)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and corporate initiatives.

(d)

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

(g)	We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

Year ended December 31 (in millions)	2014	2013	2012
Revenue:
United States	$20,995	$18,887	$19,348
Foreign	$4,433	$4,763	$4,464

Comcast 2014 Annual Report on Form 10-K	174

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and the Company’s internal control over financial reporting as of December 31, 2014, and have issued our report thereon dated February 27, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 27, 2015

175	Comcast 2014 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the consolidated financial statements of NBCUniversal Media, LLC and subsidiaries (the “Company”) as of December 31, 2014 and 2013, and for each of the three years in the period ended December 31, 2014, and have issued our report thereon dated February 27, 2015; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 27, 2015

Comcast 2014 Annual Report on Form 10-K	176

Comcast Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

Year ended December 31, 2014, 2013 and 2012

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(a)	Deductions from Reserves(a)	Balance at End of Year
2014
Allowance for doubtful accounts	$221	$162	$178	$205
Allowance for returns and customer incentives	375	932	948	359
Valuation allowance on deferred tax assets	405	33	63	375
2013
Allowance for doubtful accounts	$198	$317	$294	$221
Allowance for returns and customer incentives	307	811	743	375
Valuation allowance on deferred tax assets	355	71	21	405
2012
Allowance for doubtful accounts	$202	$293	$297	$198
Allowance for returns and customer incentives	425	663	781	307
Valuation allowance on deferred tax assets	297	61	3	355

NBCUniversal Media, LLC

Schedule II – Valuation and Qualifying Accounts

Year ended December 31, 2014, 2013 and 2012

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(a)	Deductions from Reserves(a)	Balance at End of Year
2014
Allowance for doubtful accounts	$65	$11	$16	$60
Allowance for returns and customer incentives	372	930	946	356
Valuation allowance on deferred tax assets	60	33	6	87
2013
Allowance for doubtful accounts	$46	$33	$14	$65
Allowance for returns and customer incentives	307	808	743	372
Valuation allowance on deferred tax assets	73	8	21	60
2012
Allowance for doubtful accounts	$34	$19	$7	$46
Allowance for returns and customer incentives	425	663	781	307
Valuation allowance on deferred tax assets	53	23	3	73

(a)

Additions and deductions related to allowance for returns and customer incentives include amounts for distribution on behalf of third parties. Additions and deductions related to allowance for returns and customer incentives for the years ended December 31, 2013 and 2012 also reflect corrections to change amounts that were previously recorded net.

177	Comcast 2014 Annual Report on Form 10-K