Form 10-Q
period 2015-03-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2015-05-04
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2015

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

As of March 31, 2015, there were 2,122,916,309 shares of Comcast Corporation Class A common stock, 381,182,478 shares of Comcast Corporation Class A Special common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

Not applicable for NBCUniversal Media, LLC.

NBCUniversal Media, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Explanatory Note

This Quarterly Report on Form 10-Q is a combined report being filed separately by Comcast Corporation (“Comcast”) and NBCUniversal Media, LLC (“NBCUniversal”). Comcast owns all of the common equity interests in NBCUniversal, and NBCUniversal meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its information within this Form 10-Q with the reduced disclosure format. Each of Comcast and NBCUniversal is filing on its own behalf the information contained in this report that relates to itself, and neither company makes any representation as to information relating to the other company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries, including NBCUniversal and its consolidated subsidiaries, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its consolidated subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” and NBCUniversal, LLC as “NBCUniversal Holdings.”

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2015. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new products and services may adversely affect our businesses and challenge existing business models

•	a decline in advertising expenditures or changes in advertising markets could negatively impact our businesses

•	our businesses depend on keeping pace with technological developments

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our businesses

•	programming expenses for our video services are increasing, which could adversely affect our Cable Communications segment’s businesses

•

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

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$3,937	$3,910
Investments	158	602
Receivables, net	6,144	6,321
Programming rights	945	839
Other current assets	1,737	1,859
Total current assets	12,921	13,531
Film and television costs	5,637	5,727
Investments	3,235	3,135
Property and equipment, net of accumulated depreciation of $46,037 and $45,410	31,127	30,953
Franchise rights	59,364	59,364
Goodwill	27,302	27,316
Other intangible assets, net of accumulated amortization of $10,507 and $10,170	16,852	16,980
Other noncurrent assets, net	2,319	2,333
Total assets	$158,757	$159,339

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,157	$5,638
Accrued participations and residuals	1,387	1,347
Deferred revenue	970	915
Accrued expenses and other current liabilities	5,808	5,293
Current portion of long-term debt	4,180	4,217
Total current liabilities	18,502	17,410
Long-term debt, less current portion	42,953	44,017
Deferred income taxes	32,855	32,959
Other noncurrent liabilities	10,837	10,819
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,099	1,066
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,488,377,059 and 2,496,598,612; outstanding, 2,122,916,309 and 2,131,137,862	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 452,117,242 and 471,419,601; outstanding, 381,182,478 and 400,484,837	5	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,660	38,805
Retained earnings	21,186	21,539
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(188)	(146)
Total Comcast Corporation shareholders’ equity	52,171	52,711
Noncontrolling interests	340	357
Total equity	52,511	53,068
Total liabilities and equity	$158,757	$159,339

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2015	2014
Revenue	$17,853	$17,408
Costs and Expenses:
Programming and production	5,463	5,908
Other operating and administrative	5,079	4,749
Advertising, marketing and promotion	1,355	1,213
Depreciation	1,634	1,569
Amortization	432	401
	13,963	13,840
Operating income	3,890	3,568
Other Income (Expense):
Interest expense	(656)	(642)
Investment income (loss), net	33	113
Equity in net income (losses) of investees, net	33	32
Other income (expense), net	102	(15)
	(488)	(512)
Income before income taxes	3,402	3,056
Income tax expense	(1,261)	(1,118)
Net income	2,141	1,938
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(82)	(67)
Net income attributable to Comcast Corporation	$2,059	$1,871

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.82	$0.72
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.81	$0.71
Dividends declared per common share	$0.25	$0.225

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Net income	$2,141	$1,938
Unrealized gains (losses) on marketable securities, net of deferred taxes of $— and $(17)	—	30
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $23 and $1	(39)	(2)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $— and $30	—	(50)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(22) and $2	37	(3)
Currency translation adjustments, net of deferred taxes of $23 and $(1)	(40)	2
Comprehensive income	2,099	1,915
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(82)	(67)
Comprehensive income attributable to Comcast Corporation	$2,017	$1,848

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Net cash provided by operating activities	$5,245	$4,486
Investing Activities
Capital expenditures	(1,726)	(1,448)
Cash paid for intangible assets	(273)	(217)
Acquisitions and construction of real estate properties	(24)	—
Proceeds from sales of businesses and investments	180	300
Purchases of investments	(32)	(37)
Other	181	(103)
Net cash provided by (used in) investing activities	(1,694)	(1,505)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(150)	(364)
Proceeds from borrowings	—	2,187
Repurchases and repayments of debt	(909)	(2,260)
Repurchases and retirements of common stock	(2,000)	(750)
Dividends paid	(572)	(508)
Issuances of common stock	28	20
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(62)	(66)
Other	141	96
Net cash provided by (used in) financing activities	(3,524)	(1,645)
Increase (decrease) in cash and cash equivalents	27	1,336
Cash and cash equivalents, beginning of period	3,910	1,718
Cash and cash equivalents, end of period	$3,937	$3,054

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2013	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058
Stock compensation plans					242	(206)				36
Repurchases and retirements of common stock					(172)	(578)				(750)
Employee stock purchase plans					26					26
Dividends declared						(585)				(585)
Other comprehensive income (loss)								(23)		(23)
Issuance of subsidiary shares to noncontrolling interests	82
Contributions from (distributions to) noncontrolling interests, net	(5)								(37)	(37)
Other	(5)				(1)				(6)	(7)
Net income (loss)	24					1,871			43	1,914
Balance, March 31, 2014	$1,053	$25	$5	$—	$38,985	$19,737	$(7,517)	$33	$364	$51,632
Balance, December 31, 2014	$1,066	$25	$5	$—	$38,805	$21,539	$(7,517)	$(146)	$357	$53,068
Stock compensation plans					232	(189)				43
Repurchases and retirements of common stock					(407)	(1,593)				(2,000)
Employee stock purchase plans					30					30
Dividends declared						(630)				(630)
Other comprehensive income (loss)								(42)		(42)
Contributions from (distributions to) noncontrolling interests, net									(34)	(34)
Other	7								(39)	(39)
Net income (loss)	26					2,059			56	2,115
Balance, March 31, 2015	$1,099	$25	$5	$—	$38,660	$21,186	$(7,517)	$(188)	$340	$52,511

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2014 Annual Report on Form 10-K.

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2015.

Note 2: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. In April 2015, the FASB voted to propose deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Debt Issuance Costs

In April 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt liability. The updated accounting guidance will be effective for us on January 1, 2016, and early adoption is permitted. The updated accounting guidance will be applied retrospectively to all prior periods presented. We do not currently expect that the updated accounting guidance will have a material impact on our consolidated balance sheet.

Comcast Corporation

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended March 31
	2015			2014
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,059	2,520	$0.82	$1,871	2,603	$0.72
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		36			42
Diluted EPS attributable to Comcast Corporation shareholders	$2,059	2,556	$0.81	$1,871	2,645	$0.71

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”).

The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three months ended March 31, 2015 and 2014.

Note 4: Significant Transactions

Time Warner Cable Merger and Related Divestiture Transactions

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”), which contemplated that Time Warner Cable would become our wholly owned subsidiary. On April 24, 2015, we and Time Warner Cable entered into a termination agreement, which terminated the merger agreement.

On April 25, 2014, we entered into an agreement with Charter Communications, Inc. (“Charter”), which contemplated three transactions: (1) a spin-off of certain of our existing cable systems into a newly formed public entity, (2) an exchange of certain former Time Warner Cable cable systems for Charter cable systems, and (3) a sale to Charter of certain former Time Warner Cable cable systems for cash (collectively, the “divestiture transactions”). In accordance with the terms of this agreement, the divestiture transactions became terminable upon termination of the merger agreement. On April 24, 2015, we delivered a notice of termination of the agreement to Charter.

In connection with the Time Warner Cable merger and the divestiture transactions, we incurred incremental expenses of $99 million and $17 million for the three months ended March 31, 2015 and 2014, respectively. The transaction-related expenses included legal, accounting and valuation services and advisory fees, all of which are reflected in other operating and administrative expenses.

Comcast Corporation

Note 5: Film and Television Costs

(in millions)	March 31, 2015	December 31, 2014
Film Costs:
Released, less amortization	$1,244	$1,371
Completed, not released	444	71
In production and in development	952	1,189
	2,640	2,631
Television Costs:
Released, less amortization	1,361	1,273
In production and in development	407	505
	1,768	1,778
Programming rights, less amortization	2,174	2,157
	6,582	6,566
Less: Current portion of programming rights	945	839
Film and television costs	$5,637	$5,727

Note 6: Investments

(in millions)	March 31, 2015	December 31, 2014
Fair Value Method	$182	$662
Equity Method:
The Weather Channel	336	335
Hulu	279	167
Other	534	517
	1,149	1,019
Cost Method:
AirTouch	1,572	1,568
Other	490	488
	2,062	2,056
Total investments	3,393	3,737
Less: Current investments	158	602
Noncurrent investments	$3,235	$3,135

Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2015	2014
Gains on sales and exchanges of investments, net	$—	$83
Investment impairment losses	(15)	(5)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	42	(113)
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(38)	117
Interest and dividend income	28	28
Other, net	16	3
Investment income (loss), net	$33	$113

Comcast Corporation

Fair Value Method

During the three months ended March 31, 2015, we settled $517 million of our obligations under prepaid forward sale agreements by delivering equity securities. As of March 31, 2015, we have no remaining liabilities related to obligations under prepaid forward sale agreements.

Cost Method

AirTouch

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of March 31, 2015, the estimated fair values of the AirTouch preferred stock and the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Long-Term Debt

As of March 31, 2015, our debt had a carrying value of $47.1 billion and an estimated fair value of $54.9 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

In January 2015, we repaid at maturity $900 million aggregate principal amount of 6.50% senior notes due 2015. In April 2015, we repaid at maturity $1 billion aggregate principal amount of 3.65% senior notes due 2015.

Revolving Credit Facilities

As of March 31, 2015, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.6 billion, which included $650 million available under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility.

Commercial Paper Programs

As of March 31, 2015, NBCUniversal Enterprise had $700 million face amount of commercial paper outstanding.

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

Recurring Fair Value Measures

	Fair Value as of
	March 31, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$42	$—	$—	$42	$523
Available-for-sale securities	1	121	10	132	132
Interest rate swap agreements	—	91	—	91	84
Other	—	48	8	56	71
Total	$43	$260	$18	$321	$810

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$3	$—	$3	$361
Contractual obligations	—	—	904	904	883
Contingent consideration	—	—	632	632	644
Other	—	50	—	50	8
Total	$—	$53	$1,536	$1,589	$1,896

Contractual Obligations and Contingent Consideration

The estimated fair values of the contractual obligations and contingent consideration in the table above are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain NBCUniversal businesses, which are related to our contractual obligations, and future net tax benefits that will affect payments to General Electric Company (“GE”), which are related to our contingent consideration. The discount rates used in the measurements of fair value were between 5% and 13% and are based on the underlying risk associated with our estimate of future revenue, the terms of the respective contracts and the uncertainty in the timing of our payments to GE. The fair value adjustments to contractual obligations and contingent consideration are sensitive to the assumptions related to future revenue and tax benefits, respectively, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Comcast Corporation

Changes in Contractual Obligations and Contingent Consideration

(in millions)	Contractual Obligations	Contingent Consideration
Balance, December 31, 2014	$883	$644
Fair value adjustments	40	7
Payments	(19)	(19)
Balance, March 31, 2015	$904	$632

Fair Value of Redeemable Subsidiary Preferred Stock

As of March 31, 2015, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $764 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 9: Share-Based Compensation

Our share-based compensation primarily consists of awards of stock options and RSUs to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2015, we granted 17.6 million stock options and 5.1 million RSUs related to our annual management awards. The weighted-average fair values associated with these grants were $11.79 per stock option and $59.50 per RSU.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2015	2014
Stock options	$35	$36
Restricted share units	58	48
Employee stock purchase plans	8	6
Total	$101	$90

As of March 31, 2015, we had unrecognized pretax compensation expense of $461 million and $725 million related to nonvested stock options and nonvested RSUs, respectively.

Note 10: Supplemental Financial Information

Receivables

(in millions)	March 31, 2015	December 31, 2014
Receivables, gross	$6,634	$6,885
Less: Allowance for returns and customer incentives	297	359
Less: Allowance for doubtful accounts	193	205
Receivables, net	$6,144	$6,321

Comcast Corporation

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2015	March 31, 2014
Unrealized gains (losses) on marketable securities	$1	$47
Deferred gains (losses) on cash flow hedges	(6)	(50)
Unrecognized gains (losses) on employee benefit obligations	(68)	71
Cumulative translation adjustments	(115)	(35)
Accumulated other comprehensive income (loss), net of deferred taxes	$(188)	$33

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2015	2014
Net income	$2,141	$1,938
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,066	1,970
Share-based compensation	135	119
Noncash interest expense (income), net	51	42
Equity in net (income) losses of investees, net	(33)	(32)
Cash received from investees	22	18
Net (gain) loss on investment activity and other	(121)	(59)
Deferred income taxes	(119)	(226)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	119	195
Film and television costs, net	(38)	154
Accounts payable and accrued expenses related to trade creditors	372	82
Other operating assets and liabilities	650	285
Net cash provided by operating activities	$5,245	$4,486

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2015	2014
Interest	$691	$623
Income taxes	$118	$186

Noncash Investing and Financing Activities

During the three months ended March 31, 2015:

•	we acquired $978 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $630 million for a quarterly cash dividend of $0.25 per common share paid in April 2015

•	we used $517 million of equity securities to settle our obligations under prepaid forward sale agreements

•	we recorded a liability of $123 million for a capital contribution for an investment that was accrued but unpaid

Comcast Corporation

Note 11: Commitments and Contingencies

Contingencies

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

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, and our broadcast television production operations.

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

	Three Months Ended March 31, 2015
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$11,430	$4,674	$1,675	$2,999	$1,445
NBCUniversal
Cable Networks	2,359	898	184	714	6
Broadcast Television	2,248	182	29	153	11
Filmed Entertainment	1,446	293	5	288	1
Theme Parks	651	263	66	197	162
Headquarters and Other(b)	4	(140)	80	(220)	88
Eliminations(c)	(104)	(2)	—	(2)	—
NBCUniversal	6,604	1,494	364	1,130	268
Corporate and Other	204	(225)	27	(252)	13
Eliminations(c)	(385)	13	—	13	—
Comcast Consolidated	$17,853	$5,956	$2,066	$3,890	$1,726

Comcast Corporation

	Three Months Ended March 31, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$10,757	$4,400	$1,584	$2,816	$1,145
NBCUniversal
Cable Networks	2,505	895	189	706	11
Broadcast Television	2,621	122	27	95	11
Filmed Entertainment	1,351	288	5	283	1
Theme Parks	487	170	69	101	144
Headquarters and Other(b)	2	(163)	75	(238)	124
Eliminations(c)	(90)	(1)	—	(1)	—
NBCUniversal	6,876	1,311	365	946	291
Corporate and Other	174	(153)	21	(174)	12
Eliminations(c)	(399)	(20)	—	(20)	—
Comcast Consolidated	$17,408	$5,538	$1,970	$3,568	$1,448

(a)	For the three months ended March 31, 2015 and 2014, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended March 31
	2015	2014
Residential:
Video	46.6%	48.1%
High-speed Internet	26.6%	25.6%
Voice	7.9%	8.5%
Business services	9.7%	8.5%
Advertising	4.4%	4.7%
Other	4.8%	4.6%
Total	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For both the three months ended March 31, 2015 and 2014, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(c)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

Comcast Corporation

Note 13: Condensed Consolidating Financial Information

Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”), Comcast MO Group, Inc. (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”) (collectively, the “cable guarantors”) and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt securities. In addition, the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility due June 2017 and the Comcast commercial paper program are also fully and unconditionally guaranteed by NBCUniversal Media Parent. The Comcast commercial paper program is supported by the Comcast and Comcast Cable Communications, LLC revolving credit facility. Comcast MO Group, CCH and Comcast MO of Delaware are collectively referred to as the “Combined CCHMO Parents.”

Comcast Parent and the cable guarantors also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion senior notes, as well as its $1.35 billion revolving credit facility due March 2018 and the associated commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, credit facility or commercial paper program.

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

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$339	$3,598	$—	$3,937
Investments	—	—	—	—	—	158	—	158
Receivables, net	—	—	—	—	—	6,144	—	6,144
Programming rights	—	—	—	—	—	945	—	945
Other current assets	279	—	—	—	64	1,394	—	1,737
Total current assets	279	—	—	—	403	12,239	—	12,921
Film and television costs	—	—	—	—	—	5,637	—	5,637
Investments	31	—	—	—	372	2,832	—	3,235
Investments in and amounts due from subsidiaries eliminated upon consolidation	82,713	105,551	112,432	60,289	41,900	101,682	(504,567)	—
Property and equipment, net	200	—	—	—	—	30,927	—	31,127
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,302	—	27,302
Other intangible assets, net	10	—	—	—	—	16,842	—	16,852
Other noncurrent assets, net	1,201	148	—	—	97	1,970	(1,097)	2,319
Total assets	$84,434	$105,699	$112,432	$60,289	$42,772	$258,795	$(505,664)	$158,757

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$7	$—	$—	$—	$—	$6,150	$—	$6,157
Accrued participations and residuals	—	—	—	—	—	1,387	—	1,387
Accrued expenses and other current liabilities	1,534	283	343	21	407	4,190	—	6,778
Current portion of long-term debt	1,761	—	—	676	1,003	740	—	4,180
Total current liabilities	3,302	283	343	697	1,410	12,467	—	18,502
Long-term debt, less current portion	26,566	126	1,828	822	9,217	4,394	—	42,953
Deferred income taxes	—	682	—	—	67	33,059	(953)	32,855
Other noncurrent liabilities	2,395	—	—	—	1,103	7,483	(144)	10,837
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,099	—	1,099
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	52,141	104,608	110,261	58,770	30,975	199,953	(504,567)	52,141
Total Comcast Corporation shareholders’ equity	52,171	104,608	110,261	58,770	30,975	199,953	(504,567)	52,171
Noncontrolling interests	—	—	—	—	—	340	—	340
Total equity	52,171	104,608	110,261	58,770	30,975	200,293	(504,567)	52,511
Total liabilities and equity	$84,434	$105,699	$112,432	$60,289	$42,772	$258,795	$(505,664)	$158,757

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$385	$3,525	$—	$3,910
Investments	—	—	—	—	—	602	—	602
Receivables, net	—	—	—	—	—	6,321	—	6,321
Programming rights	—	—	—	—	—	839	—	839
Other current assets	267	—	—	—	41	1,551	—	1,859
Total current assets	267	—	—	—	426	12,838	—	13,531
Film and television costs	—	—	—	—	—	5,727	—	5,727
Investments	36	—	—	—	378	2,721	—	3,135
Investments in and amounts due from subsidiaries eliminated upon consolidation	84,142	103,420	110,323	58,677	41,239	98,152	(495,953)	—
Property and equipment, net	199	—	—	—	—	30,754	—	30,953
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,316	—	27,316
Other intangible assets, net	11	—	—	—	—	16,969	—	16,980
Other noncurrent assets, net	1,224	148	—	—	92	1,949	(1,080)	2,333
Total assets	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$19	$—	$—	$1	$—	$5,618	$—	$5,638
Accrued participations and residuals	—	—	—	—	—	1,347	—	1,347
Accrued expenses and other current liabilities	1,547	283	233	47	331	3,767	—	6,208
Current portion of long-term debt	1,650	—	—	677	1,006	884	—	4,217
Total current liabilities	3,216	283	233	725	1,337	11,616	—	17,410
Long-term debt, less current portion	27,616	126	1,827	822	9,218	4,408	—	44,017
Deferred income taxes	—	701	—	—	67	33,127	(936)	32,959
Other noncurrent liabilities	2,336	—	—	—	1,143	7,484	(144)	10,819
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,066	—	1,066
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	52,681	102,458	108,263	57,130	30,370	197,732	(495,953)	52,681
Total Comcast Corporation shareholders’ equity	52,711	102,458	108,263	57,130	30,370	197,732	(495,953)	52,711
Noncontrolling interests	—	—	—	—	—	357	—	357
Total equity	52,711	102,458	108,263	57,130	30,370	198,089	(495,953)	53,068
Total liabilities and equity	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$17,853	$—	$17,853
Management fee revenue	244	—	237	150	—	—	(631)	—
	244	—	237	150	—	17,853	(631)	17,853
Costs and Expenses:
Programming and production	—	—	—	—	—	5,463	—	5,463
Other operating and administrative	226	—	237	150	237	4,860	(631)	5,079
Advertising, marketing and promotion	—	—	—	—	—	1,355	—	1,355
Depreciation	8	—	—	—	—	1,626	—	1,634
Amortization	1	—	—	—	—	431	—	432
	235	—	237	150	237	13,735	(631)	13,963
Operating income (loss)	9	—	—	—	(237)	4,118	—	3,890
Other Income (Expense):
Interest expense	(410)	(3)	(44)	(29)	(120)	(50)	—	(656)
Investment income (loss), net	1	2	—	—	(6)	36	—	33
Equity in net income (losses) of investees, net	2,322	2,226	1,973	1,646	1,231	885	(10,250)	33
Other income (expense), net	(5)	—	—	—	(11)	118	—	102
	1,908	2,225	1,929	1,617	1,094	989	(10,250)	(488)
Income (loss) before income taxes	1,917	2,225	1,929	1,617	857	5,107	(10,250)	3,402
Income tax (expense) benefit	142	—	15	10	(5)	(1,423)	—	(1,261)
Net income (loss)	2,059	2,225	1,944	1,627	852	3,684	(10,250)	2,141
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(82)	—	(82)
Net income (loss) attributable to Comcast Corporation	$2,059	$2,225	$1,944	$1,627	$852	$3,602	$(10,250)	$2,059
Comprehensive income (loss) attributable to Comcast Corporation	$2,017	$2,209	$1,943	$1,626	$801	$3,601	$(10,180)	$2,017

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$17,408	$—	$17,408
Management fee revenue	230	—	223	141	—	—	(594)	—
	230	—	223	141	—	17,408	(594)	17,408
Costs and Expenses:
Programming and production	—	—	—	—	—	5,908	—	5,908
Other operating and administrative	93	—	223	141	257	4,629	(594)	4,749
Advertising, marketing and promotion	—	—	—	—	—	1,213	—	1,213
Depreciation	7	—	—	—	—	1,562	—	1,569
Amortization	1	—	—	—	—	400	—	401
	101	—	223	141	257	13,712	(594)	13,840
Operating income (loss)	129	—	—	—	(257)	3,696	—	3,568
Other Income (Expense):
Interest expense	(387)	(3)	(45)	(29)	(124)	(54)	—	(642)
Investment income (loss), net	1	3	—	—	1	108	—	113
Equity in net income (losses) of investees, net	2,038	2,267	2,165	1,511	1,071	714	(9,734)	32
Other income (expense), net	—	—	—	—	(4)	(11)	—	(15)
	1,652	2,267	2,120	1,482	944	757	(9,734)	(512)
Income (loss) before income taxes	1,781	2,267	2,120	1,482	687	4,453	(9,734)	3,056
Income tax (expense) benefit	90	—	16	10	(5)	(1,229)	—	(1,118)
Net income (loss)	1,871	2,267	2,136	1,492	682	3,224	(9,734)	1,938
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(67)	—	(67)
Net income (loss)attributable to Comcast Corporation	$1,871	$2,267	$2,136	$1,492	$682	$3,157	$(9,734)	$1,871
Comprehensive income (loss) attributable to Comcast Corporation	$1,848	$2,269	$2,138	$1,493	$685	$3,134	$(9,719)	$1,848

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(294)	$(1)	$82	$(48)	$(361)	$5,867	$—	$5,245
Investing Activities
Net transactions with affiliates	3,609	1	(82)	48	321	(3,897)	—	—
Capital expenditures	(6)	—	—	—	—	(1,720)	—	(1,726)
Cash paid for intangible assets	—	—	—	—	—	(273)	—	(273)
Acquisitions and construction of real estate properties	—	—	—	—	—	(24)	—	(24)
Proceeds from sales of businesses and investments	—	—	—	—	—	180	—	180
Purchases of investments	—	—	—	—	—	(32)	—	(32)
Other	—	—	—	—	(5)	186	—	181
Net cash provided by (used in) investing activities	3,603	1	(82)	48	316	(5,580)	—	(1,694)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	—	(150)	—	(150)
Proceeds from borrowings	—	—	—	—	—	—	—	—
Repurchases and repayments of debt	(900)	—	—	—	(1)	(8)	—	(909)
Repurchases and retirements of common stock	(2,000)	—	—	—	—	—	—	(2,000)
Dividends paid	(572)	—	—	—	—	—	—	(572)
Issuances of common stock	28	—	—	—	—	—	—	28
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(62)	—	(62)
Other	135	—	—	—	—	6	—	141
Net cash provided by (used in) financing activities	(3,309)	—	—	—	(1)	(214)	—	(3,524)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(46)	73	—	27
Cash and cash equivalents, beginning of period	—	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of period	$—	$—	$—	$—	$339	$3,598	$—	$3,937

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(96)	$(2)	$110	$(47)	$(306)	$4,827	$—	$4,486
Investing Activities
Net transactions with affiliates	1,370	2	(110)	47	483	(1,792)	—	—
Capital expenditures	—	—	—	—	—	(1,448)	—	(1,448)
Cash paid for intangible assets	—	—	—	—	—	(217)	—	(217)
Acquisitions and construction of real estate properties	—	—	—	—	—	—	—	—
Proceeds from sales of businesses and investments	—	—	—	—	—	300	—	300
Purchases of investments	(10)	—	—	—	(6)	(21)	—	(37)
Other	—	—	—	—	—	(103)	—	(103)
Net cash provided by (used in) investing activities	1,360	2	(110)	47	477	(3,281)	—	(1,505)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	—	986	—	(364)
Proceeds from borrowings	2,184	—	—	—	—	3	—	2,187
Repurchases and repayments of debt	(1,000)	—	—	—	(1)	(1,259)	—	(2,260)
Repurchases and retirements of common stock	(750)	—	—	—	—	—	—	(750)
Dividends paid	(508)	—	—	—	—	—	—	(508)
Issuances of common stock	20	—	—	—	—	—	—	20
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(66)	—	(66)
Other	140	—	—	—	—	(44)	—	96
Net cash provided by (used in) financing activities	(1,264)	—	—	—	(1)	(380)	—	(1,645)
Increase (decrease) in cash and cash equivalents	—	—	—	—	170	1,166	—	1,336
Cash and cash equivalents, beginning of period	—	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of period	$—	$—	$—	$—	$506	$2,548	$—	$3,054

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

Cable Communications Segment

Comcast Cable is the nation’s largest provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar and other services to small and medium-sized businesses. As of March 31, 2015, our cable systems had 27.2 million total customer relationships, served 22.4 million video customers, 22.4 million high-speed Internet customers and 11.3 million voice customers, and passed more than 54 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in bundled service packages, and from the sale of advertising. During the three months ended March 31, 2015, our Cable Communications segment generated 64% of our consolidated revenue and 78% of our operating income before depreciation and amortization.

NBCUniversal Segments

NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses (collectively, the “NBCUniversal segments”).

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, various international cable networks, our cable television production operations, and related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming through distribution to subscription video on demand services and various other distribution platforms, and from the sale of our owned programming electronically through digital distributors such as iTunes.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television production operations, and related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming through various distribution platforms, including to cable and broadcast networks and to subscription video on demand services, and from fees received under retransmission consent agreements.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our films are produced primarily under the Universal Pictures, Focus Features and Illumination names. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and electronically through digital distributors. Our Filmed Entertainment segment also generates revenue from the production and licensing of live stage plays, from the distribution of filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business.

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

Time Warner Cable Merger and Related Divestiture Transactions

On February 12, 2014, we entered into an agreement and plan of merger (the “merger agreement”) with Time Warner Cable Inc. (“Time Warner Cable”), which contemplated that Time Warner Cable would become our wholly owned subsidiary. On April 24, 2015, we and Time Warner Cable entered into a termination agreement, which terminated the merger agreement.

On April 25, 2014, we entered into an agreement with Charter Communications, Inc. (“Charter”), which contemplated three transactions: (1) a spin-off of certain of our existing cable systems into a newly formed public entity, (2) an exchange of certain former Time Warner Cable cable systems for Charter cable systems, and (3) a sale to Charter of certain former Time Warner Cable cable systems for cash (collectively, the “divestiture transactions”). In accordance with the terms of this agreement, the divestiture transactions became terminable upon termination of the merger agreement. On April 24, 2015, we delivered a notice of termination of the agreement to Charter.

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.

Competition for our bundled cable services that include video, high-speed Internet and/or voice services consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all of our service areas, and phone companies with fiber-based networks, which overlap approximately 55% of our service areas and are continuing to expand their fiber-based networks. Our high-speed Internet services primarily compete with phone companies with fiber-based networks, which overlap approximately 60% of our service areas and also are continuing to expand their fiber-based networks. Many of these DBS and phone company competitors offer features, pricing and packaging for these services, individually and in bundles, comparable to what we offer. In May 2014, AT&T, our largest phone company competitor, announced its intention to acquire DirecTV, the nation’s largest DBS provider. If completed, this transaction will create an even larger competitor for our cable services that will have the ability to expand its cable service offerings to include bundled wireless offerings.

There also continue to be new companies, some with significant financial resources, that potentially may compete on a larger scale with some or all of our cable services. For example, companies continue to emerge that provide Internet streaming and downloading of video programming, and existing companies have launched or announced plans to launch online video services that involve both linear and on-demand programming, some of which charge a lower, or even a nominal or no, fee. Google is providing high-speed Internet and video services in a limited number of areas in which we operate and recently announced plans to expand into additional geographical areas. Moreover, wireless technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as customers replace landline phones with mobile phones and Internet-based phone services such as Skype.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating these businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve. Two traditional providers of video services have begun to offer smaller packages of programming networks, including one that is providing video services directly to customers over the Internet, at prices lower than our traditional video services. These services and devices may negatively affect demand for our video services, as well as demand for content from our cable networks, broadcast television and filmed entertainment businesses, as the number of entertainment choices available to consumers increases and the challenges posed by audience fragmentation intensify and audience ratings are pressured. In addition, delayed viewing and advertising skipping have become more common as the penetration of digital video recorders (“DVRs”) and similar products has increased and as content has become increasingly available via video on demand services and Internet sources, which may have a negative impact on our advertising revenue.

In our Cable Communications segment, we believe that adding more content and delivering through an increasing variety of platforms will assist in attracting and retaining customers for our cable services. To further enhance our video and high-speed Internet services, we continue to develop and launch new technology initiatives, such as our X1 platform and Cloud DVR technology, and deploy wireless gateway devices. In our NBCUniversal segments, to compete for consumers of our content and for customers at our theme parks, we have invested, and will continue to invest, substantial amounts in acquiring content and producing original content for our cable networks and broadcast television networks and our owned local broadcast television stations, including the acquisition of sports rights. We will also continue to invest in our film productions and in the development of new theme park attractions.

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

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters, on DVD and electronically through digital distributors. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holidays. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks generally experience peak attendance during the summer months when schools are closed and during early winter and spring holiday periods.

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014
Revenue	$17,853	$17,408	2.6%
Costs and Expenses:
Programming and production	5,463	5,908	(7.5)
Other operating and administrative	5,079	4,749	6.9
Advertising, marketing and promotion	1,355	1,213	11.8
Depreciation	1,634	1,569	4.1
Amortization	432	401	7.9
Operating income	3,890	3,568	9.0
Other income (expense) items, net	(488)	(512)	(4.7)
Income before income taxes	3,402	3,056	11.3
Income tax expense	(1,261)	(1,118)	12.8
Net income	2,141	1,938	10.5
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(82)	(67)	22.3
Net income attributable to Comcast Corporation	$2,059	$1,871	10.0%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Consolidated Revenue

Our Cable Communications, Filmed Entertainment and Theme Parks segments accounted for the increase in consolidated revenue for the three months ended March 31, 2015. The increase in consolidated revenue was offset by a decrease in our Cable Networks and Broadcast Television segments. Consolidated revenue for the three months ended March 31, 2015 includes $376 million of revenue associated with our broadcast of the 2015 Super Bowl in February 2015 and consolidated revenue for the three months ended March 31, 2014 includes $1.1 billion of revenue associated with our broadcast of the 2014 Sochi Olympics in February 2014. Excluding the impact of these events, consolidated revenue increased 7.2% for the three months ended March 31, 2015.

Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Filmed Entertainment and Theme Parks segments accounted for substantially all of the increase in consolidated costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) for the three months ended March 31, 2015. The increase was partially offset by lower operating costs and expenses in our Cable Networks and Broadcast Television segments, which were primarily due to our broadcast of the 2014 Sochi Olympics in February 2014. Our consolidated operating costs and expenses also include transaction-related costs associated with the Time Warner Cable merger and the divestiture transactions of $99 million and $17 million for the three months ended March 31, 2015 and 2014, respectively. These transactions were terminated on April 24, 2015.

Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), in the business segment footnote to our condensed consolidated financial statements (see Note 12 to Comcast’s condensed consolidated financial statements and Note 10 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Residential:
Video	$5,331	$5,178	$153	3.0%
High-speed Internet	3,044	2,750	294	10.7
Voice	906	920	(14)	(1.5)
Business services	1,114	917	197	21.4
Advertising	504	507	(3)	(0.7)
Other	531	485	46	9.4
Total revenue	11,430	10,757	673	6.3
Operating costs and expenses
Programming	2,644	2,452	192	7.8
Technical and product support	1,421	1,384	37	2.7
Customer service	578	548	30	5.4
Franchise and other regulatory fees	334	321	13	4.2
Advertising, marketing and promotion	783	706	77	10.9
Other	996	946	50	5.3
Total operating costs and expenses	6,756	6,357	399	6.3
Operating income before depreciation and amortization	$4,674	$4,400	$274	6.2%

Customer Metrics

	Total Customers		Net Additional Customers
	March 31		Three Months Ended March 31
(in thousands)	2015	2014	2015	2014
Total customer relationships	27,234	26,800	199	124
Single product customers	8,399	8,605	(10)	(147)
Double product customers	8,890	8,656	140	116
Triple products customers	9,945	9,539	69	155
Video customers	22,375	22,601	(8)	24
High-speed Internet customers	22,369	21,068	407	383
Voice customers	11,270	10,865	77	142
Average monthly total revenue per customer relationship	$140.41	$134.10

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

Cable Communications Segment—Revenue

Our Cable Communications segment leverages our existing cable distribution system to grow revenue by, among other things, adding new residential and business services customers, encouraging existing customers to add new or higher-tier services, and expanding other services such as our business services offerings, advertising, and our home security and automation services. We offer our cable services in bundles and often provide promotional incentives. We seek to balance promotional offers and rate increases with their expected effects on the number of customers and overall revenue.

Video

Video revenue increased 3.0% for the three months ended March 31, 2015 compared to the same period in 2014. An increase in the number of customers receiving additional and higher levels of video service and rate adjustments accounted for an increase in revenue of 4.4% for the three months ended March 31, 2015. As of March 31, 2015, the number of customers who subscribed to our advanced services, which are high-definition video or DVR services, increased 4.6% to 13.2 million customers compared to the same period in 2014. The increase in revenue was partially offset by fewer residential video customers compared to the same period in 2014. The decrease in the number of residential video customers was primarily due to competitive pressures in our service areas from phone and DBS competitors, and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 10.7% for the three months ended March 31, 2015 compared to the same period in 2014. An increase in the number of residential customers receiving our high-speed Internet service accounted for an increase in revenue of 5.7% for the three months ended March 31, 2015. The remaining increase in revenue for the three months ended March 31, 2015 was primarily due to customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers continue to choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased 1.5% for the three months ended March 31, 2015 compared to the same period in 2014. While the growth rate of residential customer additions slowed for the three months ended March 31, 2015, the increase in the number of residential customers receiving our voice service through our discounted bundled offerings accounted for an increase of 3.2% compared to the same period in 2014. The increase in revenue was more than offset by the impact of the allocation of voice revenue for our bundled customers. The amount allocated to voice revenue in the bundled rate decreased for the three months ended March 31, 2015 because video and high-speed Internet rates increased, while voice rates remained relatively flat.

Business Services

Business services revenue increased 21.4% for the three months ended March 31, 2015 compared to the same period in 2014. The increase was primarily due to rate adjustments as well as a higher number of small business customers receiving our high-speed Internet and voice services. The remaining increase was primarily related to continued growth in our medium-sized business services, including Ethernet network and advanced voice services, which represented 23% of total business services revenue during the three months ended March 31, 2015. We believe the increase in the number of business customers is primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue decreased slightly for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to a decrease in political advertising revenue and a decrease in our core national advertising markets, which were partially offset by an increase in revenue in our core local advertising markets. Excluding political advertising revenue, advertising revenue increased 1.3% for the three months ended March 31, 2015 compared to the same period in 2014.

Other

Other revenue increased 9.4% for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in revenue from our home security and automation services, as well as an increase in cable franchise and other regulatory fees.

Cable Communications Segment—Operating Costs and Expenses

Our most significant operating cost is the programming expense we incur to provide content to our video customers. We anticipate that our programming expenses will continue to increase. We have and will continue to attempt to maintain a consistent operating margin through rate adjustments, the sale of additional cable services, including advanced services, and the continued growth of business services, as well as by achieving operating efficiencies.

Programming expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increases in programming license fees, including sports programming costs and retransmission consent fees, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

Technical and product support expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to expenses related to the development, delivery and support of our enhanced devices and services, including our X1 platform, Cloud DVR technology and wireless gateways, and the continued growth in business services and home security and automation services.

Customer service expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased support for improving the customer experience. The increase in customer service expenses was also due to sales and related support activities associated with the continued deployment of our enhanced devices and services, which include our X1 platform, Cloud DVR technology, wireless gateways, and home security and automation services, and the continued growth in business services.

Franchise and other regulatory fees increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increases in revenue from residential cable services and business services that are related to the fees we are required to pay federal, state and local authorities.

Advertising, marketing and promotion expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in costs to support our advertising sales business, as well as an increase in other administrative costs.

NBCUniversal Segments Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Cable Networks	$2,359	$2,505	$(146)	(5.9)%
Broadcast Television	2,248	2,621	(373)	(14.2)
Filmed Entertainment	1,446	1,351	95	7.0
Theme Parks	651	487	164	33.7
Headquarters, other and eliminations	(100)	(88)	(12)	NM
Total revenue	$6,604	$6,876	$(272)	(4.0)%
Operating Income Before Depreciation and Amortization
Cable Networks	$898	$895	$3	0.3%
Broadcast Television	182	122	60	48.9
Filmed Entertainment	293	288	5	1.7
Theme Parks	263	170	93	54.6
Headquarters, other and eliminations	(142)	(164)	22	13.8
Total operating income before depreciation and amortization	$1,494	$1,311	$183	14.0%

Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Distribution	$1,358	$1,473	$(115)	(7.8)%
Advertising	851	896	(45)	(5.0)
Content licensing and other	150	136	14	9.2
Total revenue	2,359	2,505	(146)	(5.9)
Operating costs and expenses
Programming and production	1,023	1,187	(164)	(13.8)
Other operating and administrative	305	303	2	0.6
Advertising, marketing and promotion	133	120	13	10.7
Total operating costs and expenses	1,461	1,610	(149)	(9.3)
Operating income before depreciation and amortization	$898	$895	$3	0.3%

Cable Networks Segment—Revenue

Cable Networks revenue decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to decreases in distribution revenue and advertising revenue, which were partially offset by an increase in content licensing and other revenue. The decrease in distribution revenue was primarily due to $177 million in revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by an increase in distribution revenue related to the contractual rates charged under distribution agreements in the current year period. The decrease in advertising revenue was primarily due to $80 million in advertising revenue in the prior year period associated with the 2014 Sochi Olympics, which was partially offset by the benefit from a reduction in deferred advertising revenue in the current year period. While we continued to experience audience ratings declines that negatively affected advertising revenue, higher prices and an increase in the volume of advertising units sold offset the impact of audience ratings. The increase in content licensing and other revenue was primarily due to the timing of availability of content under our licensing agreements with digital distributors. Excluding $257 million of revenue associated with our broadcast of the 2014 Sochi Olympics in the prior year period, Cable Networks segment revenue increased 4.9% for the three months ended March 31, 2015.

For the three months ended March 31, 2015 and 2014, 14% and 12%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to a decrease in programming and production costs, which was partially offset by an increase in advertising, marketing and promotion expenses. The decrease in programming and production costs was primarily due to costs associated with our broadcast of the 2014 Sochi Olympics in the prior year period, which was partially offset by our continued investment in programming, including sports programming rights costs. The increase in advertising, marketing and promotion expenses was primarily due to increased spending on marketing related to the launch of new programming on our cable networks.

Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Advertising	$1,539	$1,833	$(294)	(16.0)%
Content licensing	485	496	(11)	(2.2)
Other	224	292	(68)	(23.5)
Total revenue	2,248	2,621	(373)	(14.2)
Operating costs and expenses
Programming and production	1,626	2,028	(402)	(19.8)
Other operating and administrative	310	323	(13)	(3.9)
Advertising, marketing and promotion	130	148	(18)	(11.9)
Total operating costs and expenses	2,066	2,499	(433)	(17.3)
Operating income before depreciation and amortization	$182	$122	$60	48.9%

Broadcast Television Segment—Revenue

Broadcast Television revenue decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to additional advertising revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by an increase in advertising revenue in the current year period associated with our broadcast of the 2015 Super Bowl. Excluding $846 million of revenue associated with the broadcast of the 2014 Sochi Olympics in the prior year period and $376 million of revenue associated with our broadcast of the 2015 Super Bowl in the current year period, revenue increased 5.5% primarily due to higher prices and an increase in the volume of advertising units sold, as well as an increase in other revenue related to fees recognized under our retransmission consent agreements.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to our broadcast of the 2014 Sochi Olympics in the prior year period. The decrease was partially offset by an increase in programming and production costs associated with our broadcast of the 2015 Super Bowl.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Theatrical	$371	$376	$(5)	(1.3)%
Content licensing	538	465	73	15.7
Home entertainment	364	351	13	3.6
Other	173	159	14	9.1
Total revenue	1,446	1,351	95	7.0
Operating costs and expenses
Programming and production	611	604	7	1.1
Other operating and administrative	196	188	8	4.7
Advertising, marketing and promotion	346	271	75	27.5
Total operating costs and expenses	1,153	1,063	90	8.5
Operating income before depreciation and amortization	$293	$288	$5	1.7%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increases in content licensing, home entertainment and other revenue, which was partially offset by a decrease in theatrical revenue. The increase in content licensing revenue was primarily due to the timing of availability of content under licensing agreements. The decrease in theatrical revenue was primarily due to fewer theatrical releases in the current year period compared to the same period in 2014, which was partially offset by the strong performance of our current period releases, including Fifty Shades of Grey.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in advertising, marketing and promotion expenses. The increase in advertising, marketing and promotion expenses in the current year period was primarily due to an increase in marketing costs associated with our future theatrical releases, including Furious 7.

Theme Parks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$651	$487	$164	33.7%
Operating costs and expenses	388	317	71	22.4
Operating income before depreciation and amortization	$263	$170	$93	54.6%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to higher guest attendance and an increase in per capita spending as a result of the continued success of our attractions, including The Wizarding World of Harry Potter™—Diagon Alley™ in Orlando, which opened in July 2014, and Despicable Me: Minion Mayhem in Hollywood, which opened in April 2014.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to additional costs associated with newer attractions, such as The Wizarding World of Harry Potter™—Diagon Alley™ in Orlando, and increased attendance at both parks.

NBCUniversal Headquarters, Other and Eliminations

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to lower severance costs recorded in the current year period compared to the same period in 2014.

Corporate and Other Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$204	$174	$30	17.1%
Operating costs and expenses	429	327	102	31.2
Operating loss before depreciation and amortization	$(225)	$(153)	$(72)	(47.2)%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to an increase in revenue from food and other services associated with new contracts entered into by our Comcast-Spectacor business.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast-Spectacor.

Corporate and Other operating costs and expenses for the three months ended March 31, 2015 and 2014 includes $99 million and $17 million, respectively, of transaction-related costs associated with the Time Warner Cable merger and divestiture transactions, which transactions were terminated on April 24, 2015.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended March 31
(in millions)	2015	2014
Interest expense	$(656)	$(642)
Investment income (loss), net	33	113
Equity in net income (losses) of investees, net	33	32
Other income (expense), net	102	(15)
Total	$(488)	$(512)

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2015 and 2014 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Other Income (Expense), Net

The change in other income (expense), net for the three months ended March 31, 2015 compared to the same period in 2014 was primarily due to both the net impact of a $164 million gain related to the sale of a business recorded in the current year period and a $27 million favorable settlement of a contingency recorded in the prior year period related to the AT&T Broadband transaction in 2002.

Consolidated Income Tax Expense

Income tax expense for the three months ended March 31, 2015 and 2014 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. We expect our 2015 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or further changes in uncertain tax positions. It is reasonably possible that certain tax contests could be resolved within the next 12 months that may result in a decrease in our effective tax rate.

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

On March 30, 2015, we entered into an agreement to establish a new, strategic company focused on investing in and operating growth-oriented companies, both domestically and internationally. Michael J. Angelakis, our Chief Financial Officer, will serve as the Chief Executive Officer of this company, and the agreement will be exclusively with us as the only non-management investor. We expect to consolidate the results of this company with our operations once it launches in 2015 or 2016, and the company will have a term of 10 years. We have committed to invest up to $4 billion in the company and also will pay an annual $40 million management fee, subject to certain offsets.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2015	2014
Operating income	$3,890	$3,568
Depreciation and amortization	2,066	1,970
Operating income before depreciation and amortization	5,956	5,538
Noncash share-based compensation	135	119
Changes in operating assets and liabilities	73	(267)
Cash basis operating income	6,164	5,390
Payments of interest	(691)	(623)
Payments of income taxes	(118)	(186)
Excess tax benefits under share-based compensation	(146)	(151)
Other	36	56
Net cash provided by operating activities	$5,245	$4,486

The variance in changes in operating assets and liabilities for the three months ended March 31, 2015 compared to the same period in 2014 was primarily related to the broadcast of the 2014 Sochi Olympics in the prior year period and the broadcast of the 2015 Super Bowl in the current year period, as well as the timing of collections on our receivables.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2015 consisted primarily of cash paid for capital expenditures and intangible assets, which were partially offset by proceeds from the sale of businesses and investments. Capital expenditures increased for the three months ended March 31, 2015 compared to the same period in 2014 primarily due to increased spending in our Cable Communications segment on customer premise equipment related to the deployment of our X1 platform, increased investment in support capital as we expand our cloud based initiatives and our continued investment in network infrastructure to increase network capacity.

Financing Activities

Net cash used in financing activities for the three months ended March 31, 2015 consisted primarily of repurchases of our common stock, repayments of debt and dividend payments.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Note 7 to Comcast’s condensed consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings.

Available Borrowings Under Credit Facilities

We also maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements.

As of March 31, 2015, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and undrawn letters of credit, totaled $6.6 billion, which included $650 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In February 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the three months ended March 31, 2015, we repurchased a total of 35 million shares of our Class A and Class A Special common stock for $2 billion. We expect to make $4.75 billion more in repurchases during the remainder of 2015, subject to market conditions.

In February 2015, our Board of Directors approved an 11.1% increase in our dividend to $1.00 per share on an annualized basis and approved our first quarter dividend of $0.25 per share which was paid in April 2015. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2014 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to each of Comcast’s and NBCUniversal’s condensed consolidated financial statements for additional information related to recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2014 Annual Report on Form 10-K and there have been no significant changes to this information.

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 11 to Comcast’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of recent developments related to our legal proceedings. There have been no material developments in the matter reported in our 2014 Annual Report on Form 10-K regarding the California Attorney General and the Alameda County, California District Attorney’s investigation of certain of our waste disposal policies, procedures and practices.

NBCUniversal Media, LLC is subject to legal proceedings and claims that arise in the ordinary course of its business and does not expect the final disposition of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time-consuming and costly and could injure its reputation.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s common stock repurchases under its Board-authorized share repurchase program during the three months ended March 31, 2015.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
January 1-31, 2015
Comcast Class A	4,534	$56.77	—	$—	$3,249,229,820
Comcast Class A Special	—	$—	—	$—	$3,249,229,820
February 1-28, 2015
Comcast Class A	—	$—	—	$—	$10,000,000,000
Comcast Class A Special	—	$—	—	$—	$10,000,000,000
March 1-31, 2015
Comcast Class A	15,761,267	$57.12	15,756,663	$900,000,000	$9,100,000,000
Comcast Class A Special	19,302,589	$56.99	19,302,589	$1,100,000,000	$8,000,000,000
Total	35,068,390	$57.05	35,059,252	$2,000,000,000	$8,000,000,000

(a)

In February 2015, our Board of Directors increased our share repurchase authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $4.75 billion more in repurchases during the remainder of 2015, subject to market conditions.

The total number of shares purchased during the three months ended March 31, 2015 includes 9,138 shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
10.1	Agreement between Comcast Corporation and Michael J. Angelakis, dated as of March 30, 2015 (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on March 31, 2015).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2015, filed with the Securities and Exchange Commission on May 4, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)

Date: May 4, 2015

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President (Principal Accounting Officer)

Date: May 4, 2015

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	March 31, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,036	$1,248
Receivables, net	4,891	4,842
Note receivable from Comcast	135	—
Programming rights	925	825
Other current assets	805	823
Total current assets	7,792	7,738
Film and television costs	5,628	5,714
Investments	953	882
Property and equipment, net of accumulated depreciation of $2,309 and $2,167	8,209	8,138
Goodwill	14,897	14,908
Intangible assets, net of accumulated amortization of $5,027 and $4,829	14,006	14,187
Other noncurrent assets, net	1,061	1,050
Total assets	$52,546	$52,617

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,382	$1,388
Accrued participations and residuals	1,387	1,347
Program obligations	835	687
Deferred revenue	880	821
Accrued expenses and other current liabilities	1,427	1,422
Note payable to Comcast	—	865
Current portion of long-term debt	1,020	1,023
Total current liabilities	6,931	7,553
Long-term debt, less current portion	9,225	9,226
Accrued participations, residuals and program obligations	1,125	1,149
Other noncurrent liabilities	3,692	3,722
Commitments and contingencies
Redeemable noncontrolling interests	336	330
Equity:
Member’s capital	31,185	30,529
Accumulated other comprehensive income (loss)	(210)	(159)
Total NBCUniversal member’s equity	30,975	30,370
Noncontrolling interests	262	267
Total equity	31,237	30,637
Total liabilities and equity	$52,546	$52,617

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Revenue	$6,604	$6,876
Costs and Expenses:
Programming and production	3,171	3,742
Other operating and administrative	1,334	1,274
Advertising, marketing and promotion	605	549
Depreciation	160	162
Amortization	204	203
	5,474	5,930
Operating income	1,130	946
Other Income (Expense):
Interest expense	(124)	(129)
Investment income (loss), net	(2)	6
Equity in net income (losses) of investees, net	20	18
Other income (expense), net	(58)	(36)
	(164)	(141)
Income before income taxes	966	805
Income tax expense	(48)	(64)
Net income	918	741
Net (income) loss attributable to noncontrolling interests	(66)	(59)
Net income attributable to NBCUniversal	$852	$682

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Net income	$918	$741
Deferred gains (losses) on cash flow hedges, net	12	—
Currency translation adjustments, net	(63)	3
Comprehensive income	867	744
Net (income) loss attributable to noncontrolling interests	(66)	(59)
Comprehensive income attributable to NBCUniversal	$801	$685

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2015	2014
Net cash provided by operating activities	$1,202	$756
Investing Activities
Capital expenditures	(268)	(291)
Cash paid for intangible assets	(37)	(32)
Note receivable from Comcast	(135)	—
Other	169	(160)
Net cash provided by (used in) investing activities	(271)	(483)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	(896)	139
Repurchases and repayments of debt	(1)	(1)
Distributions to noncontrolling interests	(51)	(54)
Distributions to member	(195)	(195)
Other	—	(4)
Net cash provided by (used in) financing activities	(1,143)	(115)
Increase (decrease) in cash and cash equivalents	(212)	158
Cash and cash equivalents, beginning of period	1,248	967
Cash and cash equivalents, end of period	$1,036	$1,125

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$231	$29,056	$(16)	$287	$29,327
Issuance of subsidiary shares to noncontrolling interests	82
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(10)			(44)	(44)
Other		(1)		1
Other comprehensive income (loss)			3		3
Net income (loss)	14	682		45	727
Balance, March 31, 2014	$317	$29,542	$(13)	$289	$29,818
Balance, December 31, 2014	$330	$30,529	$(159)	$267	$30,637
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(10)			(41)	(41)
Other		(1)		(14)	(15)
Other comprehensive income (loss)			(51)		(51)
Net income (loss)	16	852		50	902
Balance, March 31, 2015	$336	$31,185	$(210)	$262	$31,237

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2014 Annual Report on Form 10-K.

Note 2: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which entities have to refer. In April 2015, the FASB voted to propose deferring the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The FASB also proposed permitting early adoption of the updated accounting guidance, but not before the original effective date of December 15, 2016. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Debt Issuance Costs

In April 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt liability. The updated accounting guidance will be effective for us on January 1, 2016, and early adoption is permitted. The updated accounting guidance will be applied retrospectively to all prior periods presented. We do not currently expect that the updated accounting guidance will have a material impact on our consolidated balance sheet.

Note 3: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast.

We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us.

In 2013, as part of the Comcast cash management process, we and Comcast entered into a revolving credit agreement under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by us to Comcast or to us by Comcast under the revolving credit agreement, including

NBCUniversal Media, LLC

accrued interest, are presented under the captions “note payable to Comcast” and “note receivable from Comcast,” respectively, in our condensed consolidated balance sheet. The revolving credit agreement bears interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of March 31, 2015, the borrowing margin for our London Interbank Offered Rate-based borrowings was 1.00%.

In addition, Comcast is the counterparty to one of our contractual obligations. As of March 31, 2015, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	March 31, 2015	December 31, 2014
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$241	$229
Note receivable from Comcast	$135	$—
Accounts payable and accrued expenses related to trade creditors	$38	$47
Accrued expenses and other current liabilities	$9	$8
Note payable to Comcast	$—	$865
Other noncurrent liabilities	$402	$383

Condensed Consolidated Statement of Income

	Three Months Ended March 31
(in millions)	2015	2014
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$342	$361
Operating costs and expenses	$(50)	$(37)
Other income (expense)	$(9)	$(9)

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

NBCUniversal Media, LLC

Note 4: Film and Television Costs

(in millions)	March 31, 2015	December 31, 2014
Film Costs:
Released, less amortization	$1,244	$1,371
Completed, not released	444	71
In production and in development	952	1,189
	2,640	2,631
Television Costs:
Released, less amortization	1,361	1,273
In production and in development	407	505
	1,768	1,778
Programming rights, less amortization	2,145	2,130
	6,553	6,539
Less: Current portion of programming rights	925	825
Film and television costs	$5,628	$5,714

Note 5: Investments

(in millions)	March 31, 2015	December 31, 2014
Fair Value Method	$10	$10
Equity Method:
The Weather Channel	336	335
Hulu	279	167
Other	356	338
	971	840
Cost Method	24	32
Total investments	1,005	882
Less: Current investments	52	—
Noncurrent investments	$953	$882

Note 6: Long-Term Debt

As of March 31, 2015, our debt had a carrying value of $10.2 billion and an estimated fair value of $11.6 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

In April 2015, we repaid at maturity $1 billion aggregate principal amount of 3.65% senior notes due 2015.

Cross-Guarantee Structure

In 2013, we, Comcast and certain of Comcast’s 100% owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of March 31, 2015, we guaranteed $31.7 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017, of which no amounts were outstanding as of March 31, 2015.

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

Our financial instruments that are accounted for at fair value on a recurring basis were not material for all periods presented, except for the liabilities associated with our contractual obligations. The fair values of the contractual obligations in the table below are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. As the inputs used are not quoted market prices or observable inputs, we classify these contractual obligations as Level 3 financial instruments.

The most significant unobservable inputs we use are our estimates of the future revenue we expect to generate from certain of our businesses. The discount rates used in the measurements of fair value as of March 31, 2015 were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contracts. The fair value adjustments to the contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations

(in millions)	Contractual Obligations
Balance, December 31, 2014	$883
Fair value adjustments	40
Payments	(19)
Balance, March 31, 2015	$904

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

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2015	2014
Stock options	$2	$3
Restricted share units	17	13
Employee stock purchase plans	2	2
Total	$21	$18

NBCUniversal Media, LLC

Note 9: Supplemental Financial Information

Receivables

(in millions)	March 31, 2015	December 31, 2014
Receivables, gross	$5,248	$5,258
Less: Allowance for returns and customer incentives	294	356
Less: Allowance for doubtful accounts	63	60
Receivables, net	$4,891	$4,842

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2015	March 31, 2014
Deferred gains (losses) on cash flow hedges	$32	$(6)
Unrecognized gains (losses) on employee benefit obligations	(61)	46
Cumulative translation adjustments	(181)	(53)
Accumulated other comprehensive income (loss)	$(210)	$(13)

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2015	2014
Net income	$918	$741
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	364	365
Equity in net (income) losses of investees, net	(20)	(18)
Cash received from investees	12	12
Net (gain) loss on investment activity and other	46	21
Deferred income taxes	3	16
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(106)	55
Film and television costs, net	(36)	148
Accounts payable and accrued expenses related to trade creditors	16	(117)
Other operating assets and liabilities	5	(467)
Net cash provided by operating activities	$1,202	$756

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2015	2014
Interest	$33	$36
Income taxes	$40	$53

Noncash Investing and Financing Activities

During the three months ended March 31, 2015:

•	we acquired $153 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $123 million for a capital contribution for an investment that was accrued but unpaid

NBCUniversal Media, LLC

Note 10: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, and our broadcast television production operations.

•	Filmed Entertainment: Consists primarily of the studio operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida and Hollywood. California.

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2015
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,359	$898	$184	$714	$6
Broadcast Television	2,248	182	29	153	11
Filmed Entertainment	1,446	293	5	288	1
Theme Parks	651	263	66	197	162
Headquarters and Other(a)	4	(140)	80	(220)	88
Eliminations(b)	(104)	(2)	—	(2)	—
Total	$6,604	$1,494	$364	$1,130	$268

	Three Months Ended March 31, 2014
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,505	$895	$189	$706	$11
Broadcast Television	2,621	122	27	95	11
Filmed Entertainment	1,351	288	5	283	1
Theme Parks	487	170	69	101	144
Headquarters and Other(a)	2	(163)	75	(238)	124
Eliminations(b)	(90)	(1)	—	(1)	—
Total	$6,876	$1,311	$365	$946	$291

(a)	Headquarters and Other activities include costs associated with overhead, personnel costs and headquarter initiatives.

(b)

Included in Eliminations are transactions that our segments enter into with one another, which consist primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segments to our Cable Networks segment.

(c)	No single customer accounted for a significant amount of revenue in any period.

(d)

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