Form 10-Q
period 2015-06-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2015-07-23
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2015

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

As of June 30, 2015, there were 2,114,785,430 shares of Comcast Corporation Class A common stock, 368,198,461 shares of Comcast Corporation Class A Special common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

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

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2015. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$3,486	$3,910
Investments	144	602
Receivables, net	7,016	6,321
Programming rights	847	839
Other current assets	1,826	1,859
Total current assets	13,319	13,531
Film and television costs	5,751	5,727
Investments	2,999	3,135
Property and equipment, net of accumulated depreciation of $46,738 and $45,410	31,572	30,953
Franchise rights	59,364	59,364
Goodwill	27,422	27,316
Other intangible assets, net of accumulated amortization of $10,855 and $10,170	16,802	16,980
Other noncurrent assets, net	2,445	2,333
Total assets	$159,674	$159,339

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,880	$5,638
Accrued participations and residuals	1,583	1,347
Deferred revenue	1,122	915
Accrued expenses and other current liabilities	5,093	5,293
Current portion of long-term debt	3,887	4,217
Total current liabilities	17,565	17,410
Long-term debt, less current portion	44,636	44,017
Deferred income taxes	33,198	32,959
Other noncurrent liabilities	10,438	10,819
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,108	1,066
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,480,246,180 and 2,496,598,612; outstanding, 2,114,785,430 and 2,131,137,862	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 439,133,225 and 471,419,601; outstanding, 368,198,461 and 400,484,837	4	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,741	38,805
Retained earnings	21,313	21,539
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(166)	(146)
Total Comcast Corporation shareholders’ equity	52,400	52,711
Noncontrolling interests	329	357
Total equity	52,729	53,068
Total liabilities and equity	$159,674	$159,339

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2015	2014	2015	2014
Revenue	$18,743	$16,844	$36,596	$34,252
Costs and Expenses:
Programming and production	5,669	4,874	11,132	10,782
Other operating and administrative	5,280	4,922	10,359	9,671
Advertising, marketing and promotion	1,528	1,244	2,883	2,457
Depreciation	1,674	1,599	3,308	3,168
Amortization	487	401	919	802
	14,638	13,040	28,601	26,880
Operating income	4,105	3,804	7,995	7,372
Other Income (Expense):
Interest expense	(713)	(648)	(1,369)	(1,290)
Investment income (loss), net	17	120	50	233
Equity in net income (losses) of investees, net	(236)	22	(203)	54
Other income (expense), net	315	(39)	417	(54)
	(617)	(545)	(1,105)	(1,057)
Income before income taxes	3,488	3,259	6,890	6,315
Income tax expense	(1,313)	(1,234)	(2,574)	(2,352)
Net income	2,175	2,025	4,316	3,963
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(38)	(33)	(120)	(100)
Net income attributable to Comcast Corporation	$2,137	$1,992	$4,196	$3,863

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.85	$0.77	$1.67	$1.49
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.84	$0.76	$1.65	$1.47
Dividends declared per common share	$0.25	$0.225	$0.50	$0.45

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Net income	$2,175	$2,025	$4,316	$3,963
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $(2), $— and $(19)	—	4	—	34
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(13), $(2), $10 and $(1)	22	4	(17)	2
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $28, $— and $58	—	(47)	—	(97)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $16, $10, $(6) and $12	(27)	(17)	10	(20)
Employee benefit obligations, net of deferred taxes of $—, $—, $— and $—	—	(1)	—	(1)
Currency translation adjustments, net of deferred taxes of $(15), $(6), $8 and $(7)	27	10	(13)	12
Comprehensive income	2,197	1,978	4,296	3,893
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(38)	(33)	(120)	(100)
Comprehensive income attributable to Comcast Corporation	$2,159	$1,945	$4,176	$3,793

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2015	2014
Net cash provided by operating activities	$8,834	$7,547
Investing Activities
Capital expenditures	(3,697)	(3,246)
Cash paid for intangible assets	(600)	(477)
Acquisitions and construction of real estate properties	(65)	(10)
Acquisitions, net of cash acquired	(179)	(406)
Proceeds from sales of businesses and investments	395	481
Purchases of investments	(272)	(77)
Other	182	(153)
Net cash provided by (used in) investing activities	(4,236)	(3,888)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(137)	(343)
Proceeds from borrowings	3,996	2,187
Repurchases and repayments of debt	(3,666)	(3,163)
Repurchases and retirements of common stock	(3,585)	(1,500)
Dividends paid	(1,200)	(1,092)
Issuances of common stock	32	29
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(114)	(117)
Other	(348)	151
Net cash provided by (used in) financing activities	(5,022)	(3,848)
Increase (decrease) in cash and cash equivalents	(424)	(189)
Cash and cash equivalents, beginning of period	3,910	1,718
Cash and cash equivalents, end of period	$3,486	$1,529

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2013	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058
Stock compensation plans					442	(343)				99
Repurchases and retirements of common stock					(345)	(1,155)				(1,500)
Employee stock purchase plans					60					60
Dividends declared						(1,168)				(1,168)
Other comprehensive income (loss)								(70)		(70)
Issuance of subsidiary shares to noncontrolling interests	85								13	13
Contributions from (distributions to) noncontrolling interests, net	(8)								(74)	(74)
Other	(14)				(7)				(7)	(14)
Net income (loss)	35					3,863			65	3,928
Balance, June 30, 2014	$1,055	$25	$5	$—	$39,040	$20,432	$(7,517)	$(14)	$361	$52,332
Balance, December 31, 2014	$1,066	$25	$5	$—	$38,805	$21,539	$(7,517)	$(146)	$357	$53,068
Stock compensation plans					436	(308)				128
Repurchases and retirements of common stock			(1)		(724)	(2,860)				(3,585)
Employee stock purchase plans					71					71
Dividends declared						(1,254)				(1,254)
Other comprehensive income (loss)								(20)		(20)
Contributions from (distributions to) noncontrolling interests, net	4								(73)	(73)
Other	(2)				153				(35)	118
Net income (loss)	40					4,196			80	4,276
Balance, June 30, 2015	$1,108	$25	$4	$—	$38,741	$21,313	$(7,517)	$(166)	$329	$52,729

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

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in 2015.

Note 2: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Debt Issuance Costs

In April 2015, FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt liability. The updated accounting guidance will be effective for us on January 1, 2016, and early adoption is permitted. The updated accounting guidance will be applied retrospectively to all prior periods presented. The updated accounting guidance will not have a material impact on our consolidated balance sheet.

Comcast Corporation

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended June 30
	2015			2014
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,137	2,500	$0.85	$1,992	2,594	$0.77
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		31			34
Diluted EPS attributable to Comcast Corporation shareholders	$2,137	2,531	$0.84	$1,992	2,628	$0.76

	Six Months Ended June 30
	2015			2014
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$4,196	2,510	$1.67	$3,863	2,598	$1.49
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		34			38
Diluted EPS attributable to Comcast Corporation shareholders	$4,196	2,544	$1.65	$3,863	2,636	$1.47

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and six months ended June 30, 2015 and 2014.

Note 4: Significant Transactions

Time Warner Cable Merger and Related Divestiture Transactions

On April 24, 2015, we and Time Warner Cable Inc. terminated our planned merger, and we terminated our related agreement with Charter Communications, Inc. to spin-off, exchange and sell certain cable systems. In connection with these proposed transactions, we incurred incremental transaction-related expenses of $99 million and $198 million for the three and six months ended June 30, 2015, respectively, and $44 million and $61 million for the three and six months ended June 30, 2014, respectively. The transaction-related expenses are reflected primarily in other operating and administrative expenses, with $20 million recorded in depreciation and amortization expenses associated with the write-off of certain capitalized costs in the three and six months ended June 30, 2015.

Comcast Corporation

Note 5: Film and Television Costs

(in millions)	June 30, 2015	December 31, 2014
Film Costs:
Released, less amortization	$1,499	$1,371
Completed, not released	138	71
In production and in development	856	1,189
	2,493	2,631
Television Costs:
Released, less amortization	1,407	1,273
In production and in development	624	505
	2,031	1,778
Programming rights, less amortization	2,074	2,157
	6,598	6,566
Less: Current portion of programming rights	847	839
Film and television costs	$5,751	$5,727

Note 6: Investments

(in millions)	June 30, 2015	December 31, 2014
Fair Value Method	$181	$662
Equity Method:
The Weather Channel	86	335
Hulu	267	167
Other	491	517
	844	1,019
Cost Method:
AirTouch	1,575	1,568
Other	543	488
	2,118	2,056
Total investments	3,143	3,737
Less: Current investments	144	602
Noncurrent investments	$2,999	$3,135

Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Gains on sales and exchanges of investments, net	$4	$90	$4	$173
Investment impairment losses	(16)	(19)	(31)	(24)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	—	85	42	(28)
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	1	(85)	(37)	32
Interest and dividend income	28	28	56	56
Other, net	—	21	16	24
Investment income (loss), net	$17	$120	$50	$233

Comcast Corporation

Fair Value Method

During the six months ended June 30, 2015, we settled $517 million of our obligations under prepaid forward sale agreements by delivering equity securities. As of June 30, 2015, we have no remaining liabilities related to obligations under prepaid forward sale agreements.

Equity Method

During the three months ended June 30, 2015, The Weather Channel recorded an impairment charge related to goodwill. We recorded an expense of $252 million representing NBCUniversal’s proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

Cost Method

AirTouch

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of June 30, 2015, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Long-Term Debt

As of June 30, 2015, our debt had a carrying value of $48.5 billion and an estimated fair value of $53.2 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings, Redemptions and Repayments

In May 2015, we issued $1.5 billion aggregate principal amount of 3.375% senior notes due 2025, $800 million aggregate principal amount of 4.400% senior notes due 2035 and $1.7 billion aggregate principal amount of 4.600% senior notes due 2045. The proceeds from this offering were used for working capital and general corporate purposes, including the redemption in June 2015 of our $750 million aggregate principal amount of 5.85% senior notes due November 2015 and our $1.0 billion aggregate principal amount of 5.90% senior notes due March 2016. The early redemption resulted in $47 million of additional interest expense in our condensed consolidated statement of income.

In January 2015, we repaid at maturity $900 million aggregate principal amount of 6.50% senior notes due 2015. In April 2015, we repaid at maturity $1 billion aggregate principal amount of 3.65% senior notes due 2015.

Revolving Credit Facilities

As of June 30, 2015, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.7 billion, which included $645 million available under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility.

Commercial Paper Programs

As of June 30, 2015, NBCUniversal Enterprise had $705 million face amount of commercial paper outstanding.

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

Recurring Fair Value Measures

	Fair Value as of
	June 30, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$37	$—	$—	$37	$523
Available-for-sale securities	2	122	10	134	132
Interest rate swap agreements	—	71	—	71	84
Other	—	60	10	70	71
Total	$39	$253	$20	$312	$810

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$4	$—	$4	$361
Contractual obligations	—	—	980	980	883
Contingent consideration	—	—	—	—	644
Other	—	10	—	10	8
Total	$—	$14	$980	$994	$1,896

Contractual Obligations and Contingent Consideration

In June 2015, we settled a contingent consideration liability related to the acquisition of NBCUniversal, which was based upon future net tax benefits realized by us that would affect future payments to General Electric Company, for a payment of $450 million, which is included as a financing activity in the condensed consolidated statement of cash flows. The settlement resulted in a gain of $240 million which was recorded to other income (expense), net in our condensed consolidated statement of income.

The estimated fair values of the contractual obligations in the table below are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain NBCUniversal businesses. The discount rates used in the measurements of fair value as of June 30, 2015 were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contracts. The fair value adjustments to the contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Comcast Corporation

Changes in Contractual Obligations

(in millions)	Contractual Obligations
Balance, December 31, 2014	$883
Fair value adjustments	136
Payments	(39)
Balance, June 30, 2015	$980

Fair Value of Redeemable Subsidiary Preferred Stock

As of June 30, 2015, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $748 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Stock options	$43	$47	$78	$83
Restricted share units	80	68	138	116
Employee stock purchase plans	6	7	14	13
Total	$129	$122	$230	$212

As of June 30, 2015, we had unrecognized pretax compensation expense of $424 million and $647 million related to nonvested stock options and nonvested RSUs, respectively.

Note 10: Supplemental Financial Information

Receivables

(in millions)	June 30, 2015	December 31, 2014
Receivables, gross	$7,529	$6,885
Less: Allowance for returns and customer incentives	288	359
Less: Allowance for doubtful accounts	225	205
Receivables, net	$7,016	$6,321

Comcast Corporation

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2015	June 30, 2014
Unrealized gains (losses) on marketable securities	$1	$4
Deferred gains (losses) on cash flow hedges	(11)	(63)
Unrecognized gains (losses) on employee benefit obligations	(68)	70
Cumulative translation adjustments	(88)	(25)
Accumulated other comprehensive income (loss), net of deferred taxes	$(166)	$(14)

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2015	2014
Net income	$4,316	$3,963
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,227	3,970
Share-based compensation	294	266
Noncash interest expense (income), net	95	87
Equity in net (income) losses of investees, net	203	(54)
Cash received from investees	52	50
Net (gain) loss on investment activity and other	(437)	(113)
Deferred income taxes	111	(22)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(707)	60
Film and television costs, net	176	(28)
Accounts payable and accrued expenses related to trade creditors	109	(168)
Other operating assets and liabilities	395	(464)
Net cash provided by operating activities	$8,834	$7,547

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Interest	$550	$541	$1,241	$1,164
Income taxes	$1,881	$1,718	$1,999	$1,904

Noncash Investing and Financing Activities

During the six months ended June 30, 2015:

•	we acquired $964 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $624 million for a quarterly cash dividend of $0.25 per common share paid in July 2015

•	we used $517 million of equity securities to settle our obligations under prepaid forward sale agreements

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

Note 12: Financial Data by Business Segment

We present our operations in five reportable business segments:

•

Cable Communications: Consists of the operations of Comcast Cable, which is a leading provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand; we also provide similar and other services to small and medium-sized businesses and sell advertising.

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

	Three Months Ended June 30, 2015
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$11,729	$4,798	$1,726	$3,072	$1,676
NBCUniversal
Cable Networks	2,450	872	211	661	5
Broadcast Television	1,813	231	30	201	14
Filmed Entertainment	2,266	422	6	416	4
Theme Parks	773	354	76	278	166
Headquarters and Other(b)	3	(169)	82	(251)	83
Eliminations(c)	(75)	2	—	2	—
NBCUniversal	7,230	1,712	405	1,307	272
Corporate and Other	176	(252)	30	(282)	23
Eliminations(c)	(392)	8	—	8	—
Comcast Consolidated	$18,743	$6,266	$2,161	$4,105	$1,971

Comcast Corporation

	Three Months Ended June 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$11,029	$4,564	$1,604	$2,960	$1,493
NBCUniversal
Cable Networks	2,476	914	180	734	8
Broadcast Television	1,816	240	27	213	26
Filmed Entertainment	1,176	195	5	190	3
Theme Parks	615	244	73	171	158
Headquarters and Other(b)	4	(159)	85	(244)	103
Eliminations(c)	(71)	—	—	—	—
NBCUniversal	6,016	1,434	370	1,064	298
Corporate and Other	172	(182)	26	(208)	7
Eliminations(c)	(373)	(12)	—	(12)	—
Comcast Consolidated	$16,844	$5,804	$2,000	$3,804	$1,798

	Six Months Ended June 30, 2015
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$23,159	$9,472	$3,401	$6,071	$3,121
NBCUniversal
Cable Networks	4,809	1,770	395	1,375	11
Broadcast Television	4,061	413	59	354	25
Filmed Entertainment	3,712	715	11	704	5
Theme Parks	1,424	617	142	475	328
Headquarters and Other(b)	7	(309)	162	(471)	171
Eliminations(c)	(179)	—	—	—	—
NBCUniversal	13,834	3,206	769	2,437	540
Corporate and Other	380	(477)	57	(534)	36
Eliminations(c)	(777)	21	—	21	—
Comcast Consolidated	$36,596	$12,222	$4,227	$7,995	$3,697

	Six Months Ended June 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$21,786	$8,964	$3,188	$5,776	$2,638
NBCUniversal
Cable Networks	4,981	1,809	369	1,440	19
Broadcast Television	4,437	362	54	308	37
Filmed Entertainment	2,527	483	10	473	4
Theme Parks	1,102	414	142	272	302
Headquarters and Other(b)	6	(322)	160	(482)	227
Eliminations(c)	(161)	(1)	—	(1)	—
NBCUniversal	12,892	2,745	735	2,010	589
Corporate and Other	346	(335)	47	(382)	19
Eliminations(c)	(772)	(32)	—	(32)	—
Comcast Consolidated	$34,252	$11,342	$3,970	$7,372	$3,246

Comcast Corporation

(a)	For the three and six months ended June 30, 2015 and 2014, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
Residential:
Video	46.3%	47.5%	46.5%	47.8%
High-speed Internet	26.4%	25.6%	26.5%	25.6%
Voice	7.7%	8.4%	7.8%	8.5%
Business services	9.9%	8.7%	9.8%	8.6%
Advertising	5.0%	5.3%	4.7%	5.0%
Other	4.7%	4.5%	4.7%	4.5%
Total	100%	100%	100%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For both the three and six months ended June 30, 2015 and 2014, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

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

Comcast Corporation

Condensed Consolidating Balance Sheet

June 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$299	$3,187	$—	$3,486
Investments	—	—	—	—	—	144	—	144
Receivables, net	—	—	—	—	—	7,016	—	7,016
Programming rights	—	—	—	—	—	847	—	847
Other current assets	363	—	—	—	41	1,422	—	1,826
Total current assets	363	—	—	—	340	12,616	—	13,319
Film and television costs	—	—	—	—	—	5,751	—	5,751
Investments	29	—	—	—	110	2,860	—	2,999
Investments in and amounts due from subsidiaries eliminated upon consolidation	85,330	107,732	114,403	62,010	41,566	103,682	(514,723)	—
Property and equipment, net	203	—	—	—	—	31,369	—	31,572
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,422	—	27,422
Other intangible assets, net	10	—	—	—	—	16,792	—	16,802
Other noncurrent assets, net	1,223	148	—	—	91	2,048	(1,065)	2,445
Total assets	$87,158	$107,880	$114,403	$62,010	$42,107	$261,904	$(515,788)	$159,674

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$18	$—	$—	$—	$—	$5,862	$—	$5,880
Accrued participations and residuals	—	—	—	—	—	1,583	—	1,583
Accrued expenses and other current liabilities	1,838	283	219	49	341	3,485	—	6,215
Current portion of long-term debt	750	—	—	674	1,004	1,459	—	3,887
Total current liabilities	2,606	283	219	723	1,345	12,389	—	17,565
Long-term debt, less current portion	29,857	128	1,828	822	8,214	3,787	—	44,636
Deferred income taxes	—	662	—	—	59	33,398	(921)	33,198
Other noncurrent liabilities	2,295	—	—	—	1,122	7,165	(144)	10,438
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,108	—	1,108
Equity:
Common stock	29	—	—	—	—	—	—	29
Other shareholders’ equity	52,371	106,807	112,356	60,465	31,367	203,728	(514,723)	52,371
Total Comcast Corporation shareholders’ equity	52,400	106,807	112,356	60,465	31,367	203,728	(514,723)	52,400
Noncontrolling interests	—	—	—	—	—	329	—	329
Total equity	52,400	106,807	112,356	60,465	31,367	204,057	(514,723)	52,729
Total liabilities and equity	$87,158	$107,880	$114,403	$62,010	$42,107	$261,904	$(515,788)	$159,674

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$385	$3,525	$—	$3,910
Investments	—	—	—	—	—	602	—	602
Receivables, net	—	—	—	—	—	6,321	—	6,321
Programming rights	—	—	—	—	—	839	—	839
Other current assets	267	—	—	—	41	1,551	—	1,859
Total current assets	267	—	—	—	426	12,838	—	13,531
Film and television costs	—	—	—	—	—	5,727	—	5,727
Investments	36	—	—	—	378	2,721	—	3,135
Investments in and amounts due from subsidiaries eliminated upon consolidation	84,142	103,420	110,323	58,677	41,239	98,152	(495,953)	—
Property and equipment, net	199	—	—	—	—	30,754	—	30,953
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,316	—	27,316
Other intangible assets, net	11	—	—	—	—	16,969	—	16,980
Other noncurrent assets, net	1,224	148	—	—	92	1,949	(1,080)	2,333
Total assets	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$19	$—	$—	$1	$—	$5,618	$—	$5,638
Accrued participations and residuals	—	—	—	—	—	1,347	—	1,347
Accrued expenses and other current liabilities	1,547	283	233	47	331	3,767	—	6,208
Current portion of long-term debt	1,650	—	—	677	1,006	884	—	4,217
Total current liabilities	3,216	283	233	725	1,337	11,616	—	17,410
Long-term debt, less current portion	27,616	126	1,827	822	9,218	4,408	—	44,017
Deferred income taxes	—	701	—	—	67	33,127	(936)	32,959
Other noncurrent liabilities	2,336	—	—	—	1,143	7,484	(144)	10,819
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,066	—	1,066
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	52,681	102,458	108,263	57,130	30,370	197,732	(495,953)	52,681
Total Comcast Corporation shareholders’ equity	52,711	102,458	108,263	57,130	30,370	197,732	(495,953)	52,711
Noncontrolling interests	—	—	—	—	—	357	—	357
Total equity	52,711	102,458	108,263	57,130	30,370	198,089	(495,953)	53,068
Total liabilities and equity	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$18,743	$—	$18,743
Management fee revenue	252	—	246	156	—	—	(654)	—
	252	—	246	156	—	18,743	(654)	18,743
Costs and Expenses:
Programming and production	—	—	—	—	—	5,669	—	5,669
Other operating and administrative	225	—	246	156	255	5,052	(654)	5,280
Advertising, marketing and promotion	—	—	—	—	—	1,528	—	1,528
Depreciation	7	—	—	—	—	1,667	—	1,674
Amortization	2	—	—	—	—	485	—	487
	234	—	246	156	255	14,401	(654)	14,638
Operating income (loss)	18	—	—	—	(255)	4,342	—	4,105
Other Income (Expense):
Interest expense	(472)	(3)	(43)	(30)	(116)	(49)	—	(713)
Investment income (loss), net	—	(1)	—	—	(8)	26	—	17
Equity in net income (losses) of investees, net	2,431	2,162	2,001	1,713	1,281	676	(10,500)	(236)
Other income (expense), net	2	—	—	—	16	297	—	315
	1,961	2,158	1,958	1,683	1,173	950	(10,500)	(617)
Income (loss) before income taxes	1,979	2,158	1,958	1,683	918	5,292	(10,500)	3,488
Income tax (expense) benefit	158	2	15	11	(6)	(1,493)	—	(1,313)
Net income (loss)	2,137	2,160	1,973	1,694	912	3,799	(10,500)	2,175
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(38)	—	(38)
Net income (loss) attributable to Comcast Corporation	$2,137	$2,160	$1,973	$1,694	$912	$3,761	$(10,500)	$2,137
Comprehensive income (loss) attributable to Comcast Corporation	$2,159	$2,168	$1,973	$1,694	$936	$3,761	$(10,532)	$2,159

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$16,844	$—	$16,844
Management fee revenue	237	—	231	145	—	—	(613)	—
	237	—	231	145	—	16,844	(613)	16,844
Costs and Expenses:
Programming and production	—	—	—	—	—	4,874	—	4,874
Other operating and administrative	181	—	231	145	237	4,741	(613)	4,922
Advertising, marketing and promotion	—	—	—	—	—	1,244	—	1,244
Depreciation	8	—	—	—	—	1,591	—	1,599
Amortization	2	—	—	—	—	399	—	401
	191	—	231	145	237	12,849	(613)	13,040
Operating income (loss)	46	—	—	—	(237)	3,995	—	3,804
Other Income (Expense):
Interest expense	(400)	(3)	(44)	(30)	(125)	(46)	—	(648)
Investment income (loss), net	1	—	—	—	4	115	—	120
Equity in net income (losses) of investees, net	2,222	1,908	1,774	1,554	1,171	836	(9,443)	22
Other income (expense), net	—	—	—	—	7	(46)	—	(39)
	1,823	1,905	1,730	1,524	1,057	859	(9,443)	(545)
Income (loss) before income taxes	1,869	1,905	1,730	1,524	820	4,854	(9,443)	3,259
Income tax (expense) benefit	123	1	15	11	(6)	(1,378)	—	(1,234)
Net income (loss)	1,992	1,906	1,745	1,535	814	3,476	(9,443)	2,025
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(33)	—	(33)
Net income (loss) attributable to Comcast Corporation	$1,992	$1,906	$1,745	$1,535	$814	$3,443	$(9,443)	$1,992
Comprehensive income (loss) attributable to Comcast Corporation	$1,945	$1,912	$1,744	$1,535	$832	$3,401	$(9,424)	$1,945

Comcast Corporation

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$36,596	$—	$36,596
Management fee revenue	496	—	483	306	—	—	(1,285)	—
	496	—	483	306	—	36,596	(1,285)	36,596
Costs and Expenses:
Programming and production	—	—	—	—	—	11,132	—	11,132
Other operating and administrative	451	—	483	306	492	9,912	(1,285)	10,359
Advertising, marketing and promotion	—	—	—	—	—	2,883	—	2,883
Depreciation	15	—	—	—	—	3,293	—	3,308
Amortization	3	—	—	—	—	916	—	919
	469	—	483	306	492	28,136	(1,285)	28,601
Operating income (loss)	27	—	—	—	(492)	8,460	—	7,995
Other Income (Expense):
Interest expense	(882)	(6)	(87)	(59)	(236)	(99)	—	(1,369)
Investment income (loss), net	1	1	—	—	(14)	62	—	50
Equity in net income (losses) of investees, net	4,753	4,388	3,974	3,359	2,512	1,561	(20,750)	(203)
Other income (expense), net	(3)	—	—	—	5	415	—	417
	3,869	4,383	3,887	3,300	2,267	1,939	(20,750)	(1,105)
Income (loss) before income taxes	3,896	4,383	3,887	3,300	1,775	10,399	(20,750)	6,890
Income tax (expense) benefit	300	2	30	21	(11)	(2,916)	—	(2,574)
Net income (loss)	4,196	4,385	3,917	3,321	1,764	7,483	(20,750)	4,316
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(120)	—	(120)
Net income (loss) attributable to Comcast Corporation	$4,196	$4,385	$3,917	$3,321	$1,764	$7,363	$(20,750)	$4,196
Comprehensive income (loss) attributable to Comcast Corporation	$4,176	$4,377	$3,916	$3,320	$1,737	$7,362	$(20,712)	$4,176

Comcast Corporation

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$34,252	$—	$34,252
Management fee revenue	467	—	454	286	—	—	(1,207)	—
	467	—	454	286	—	34,252	(1,207)	34,252
Costs and Expenses:
Programming and production	—	—	—	—	—	10,782	—	10,782
Other operating and administrative	274	—	454	286	494	9,370	(1,207)	9,671
Advertising, marketing and promotion	—	—	—	—	—	2,457	—	2,457
Depreciation	15	—	—	—	—	3,153	—	3,168
Amortization	3	—	—	—	—	799	—	802
	292	—	454	286	494	26,561	(1,207)	26,880
Operating income (loss)	175	—	—	—	(494)	7,691	—	7,372
Other Income (Expense):
Interest expense	(787)	(6)	(89)	(59)	(249)	(100)	—	(1,290)
Investment income (loss), net	2	3	—	—	5	223	—	233
Equity in net income (losses) of investees, net	4,260	4,175	3,939	3,065	2,242	1,550	(19,177)	54
Other income (expense), net	—	—	—	—	3	(57)	—	(54)
	3,475	4,172	3,850	3,006	2,001	1,616	(19,177)	(1,057)
Income (loss) before income taxes	3,650	4,172	3,850	3,006	1,507	9,307	(19,177)	6,315
Income tax (expense) benefit	213	1	31	21	(11)	(2,607)	—	(2,352)
Net income (loss)	3,863	4,173	3,881	3,027	1,496	6,700	(19,177)	3,963
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(100)	—	(100)
Net income (loss) attributable to Comcast Corporation	$3,863	$4,173	$3,881	$3,027	$1,496	$6,600	$(19,177)	$3,863
Comprehensive income (loss) attributable to Comcast Corporation	$3,793	$4,181	$3,882	$3,028	$1,517	$6,535	$(19,143)	$3,793

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(398)	$(1)	$(69)	$(40)	$(751)	$10,093	$—	$8,834
Investing Activities
Net transactions with affiliates	3,661	1	69	40	1,670	(5,441)	—	—
Capital expenditures	(13)	—	—	—	—	(3,684)	—	(3,697)
Cash paid for intangible assets	(1)	—	—	—	—	(599)	—	(600)
Acquisitions and construction of real estate properties	—	—	—	—	—	(65)	—	(65)
Acquisitions, net of cash acquired	—	—	—	—	—	(179)	—	(179)
Proceeds from sales of businesses and investments	—	—	—	—	1	394	—	395
Purchases of investments	(2)	—	—	—	—	(270)	—	(272)
Other	7	—	—	—	(5)	180	—	182
Net cash provided by (used in) investing activities	3,652	1	69	40	1,666	(9,664)	—	(4,236)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	—	(137)	—	(137)
Proceeds from borrowings	3,996	—	—	—	—	—	—	3,996
Repurchases and repayments of debt	(2,650)	—	—	—	(1,001)	(15)	—	(3,666)
Repurchases and retirements of common stock	(3,585)	—	—	—	—	—	—	(3,585)
Dividends paid	(1,200)	—	—	—	—	—	—	(1,200)
Issuances of common stock	32	—	—	—	—	—	—	32
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(114)	—	(114)
Other	153	—	—	—	—	(501)	—	(348)
Net cash provided by (used in) financing activities	(3,254)	—	—	—	(1,001)	(767)	—	(5,022)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(86)	(338)	—	(424)
Cash and cash equivalents, beginning of period	—	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of period	$—	$—	$—	$—	$299	$3,187	$—	$3,486

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(147)	$12	$(43)	$(41)	$(711)	$8,477	$—	$7,547
Investing Activities
Net transactions with affiliates	2,674	(12)	43	41	1,583	(4,329)	—	—
Capital expenditures	(4)	—	—	—	—	(3,242)	—	(3,246)
Cash paid for intangible assets	(2)	—	—	—	—	(475)	—	(477)
Acquisitions and construction of real estate properties	—	—	—	—	—	(10)	—	(10)
Acquisitions, net of cash acquired	—	—	—	—	—	(406)	—	(406)
Proceeds from sales of businesses and investments	—	—	—	—	2	479	—	481
Purchases of investments	(10)	—	—	—	(6)	(61)	—	(77)
Other	—	—	—	—	4	(157)	—	(153)
Net cash provided by (used in) investing activities	2,658	(12)	43	41	1,583	(8,201)	—	(3,888)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	—	1,007	—	(343)
Proceeds from borrowings	2,184	—	—	—	—	3	—	2,187
Repurchases and repayments of debt	(1,000)	—	—	—	(901)	(1,262)	—	(3,163)
Repurchases and retirements of common stock	(1,500)	—	—	—	—	—	—	(1,500)
Dividends paid	(1,092)	—	—	—	—	—	—	(1,092)
Issuances of common stock	29	—	—	—	—	—	—	29
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(117)	—	(117)
Other	218	—	—	—	—	(67)	—	151
Net cash provided by (used in) financing activities	(2,511)	—	—	—	(901)	(436)	—	(3,848)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(29)	(160)	—	(189)
Cash and cash equivalents, beginning of period	—	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of period	$—	$—	$—	$—	$307	$1,222	$—	$1,529

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

Cable Communications Segment

Comcast Cable is a leading provider of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide similar and other services to small and medium-sized businesses. As of June 30, 2015, our cable systems had 27.3 million total customer relationships, served 22.3 million video customers, 22.5 million high-speed Internet customers and 11.3 million voice customers, and passed more than 55 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and in bundled service packages, and from the sale of advertising. During the six months ended June 30, 2015, our Cable Communications segment generated 63% of our consolidated revenue and 77% of our operating income before depreciation and amortization.

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

Time Warner Cable Merger and Related Divestiture Transactions

On April 24, 2015, we and Time Warner Cable Inc. terminated our planned merger and we terminated our related agreement with Charter Communications, Inc. to spin-off, exchange and sell certain cable systems.

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.

Competition for our bundled cable services that include video, high-speed Internet and/or voice services consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all of our service areas, and phone companies with fiber-based networks, which overlap over 55% of our service areas and are continuing to expand their fiber-based networks. Our high-speed Internet services primarily compete with phone companies with fiber-based networks, which overlap over 60% of our service areas and also are continuing to expand their fiber-based networks. Many of these DBS and phone company competitors offer features, pricing and packaging for these services, individually and in bundles, comparable to what we offer. In May 2014, AT&T, our largest phone company competitor, announced its intention to acquire DirecTV, the nation’s largest DBS provider. If completed, this transaction will create an even larger competitor for our cable services that will have the ability to expand its cable service offerings to include bundled wireless offerings.

There also continue to be companies, some with significant financial resources, that potentially may compete on a larger scale with some or all of our cable services. For example, companies continue to emerge that provide Internet streaming and downloading of video programming, and existing companies have launched or announced plans to launch online video services that involve both linear and on-demand programming, some of which charge a lower, or even a nominal or no, fee. Google is providing high-speed Internet and video services in a limited number of areas in which we operate and recently announced plans to expand into additional geographical areas. Moreover, wireless technology, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as customers replace landline phones with mobile phones and Internet-based phone services such as Skype.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating these businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve. Two traditional providers of video services have begun to offer smaller packages of programming networks, including one that is providing video services directly to customers over the Internet, at prices lower than our traditional video services. These services and devices may negatively affect demand for our video services, as well as demand for content from our cable networks, broadcast television and filmed entertainment businesses, as the number of entertainment choices available to consumers increases and the challenges posed by audience fragmentation intensify and audience ratings are pressured. In addition, delayed viewing and advertising skipping have become more common as the penetration of digital video recorders (“DVR”) and similar products has increased and as content has become increasingly available via video on demand services and Internet sources, which may have a negative impact on our advertising revenue.

In our Cable Communications segment, we believe that adding more content and delivering it through an increasing variety of platforms will assist in attracting and retaining customers for our cable services. To further enhance our video and high-speed Internet services, we continue to develop and launch new technology initiatives, such as our X1 platform and Cloud DVR technology, and deploy wireless gateway devices. In our NBCUniversal segments, to compete for consumers of our content and for customers at our theme parks, we have invested, and will continue to invest, substantial amounts in acquiring content and producing original content for our cable networks and broadcast television networks and our owned local broadcast television stations, including the acquisition of sports programming rights. We will also continue to invest in our film productions and in the development of new theme park attractions.

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

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Our U.S. advertising revenue is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired on television, which typically results in higher advertising revenue in the second and fourth quarters of each year. Our revenue and operating costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) are cyclical as a result of our periodic broadcasts of major sporting events such as the Olympic Games, which affects our Cable Networks and Broadcast Television segments, and the Super Bowl, which affects our Broadcast Television segment. Our advertising revenue generally increases in the period of these broadcasts due to increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.

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

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014		2015	2014
Revenue	$18,743	$16,844	11.3%	$36,596	$34,252	6.8%
Costs and Expenses:
Programming and production	5,669	4,874	16.3	11,132	10,782	3.2
Other operating and administrative	5,280	4,922	7.3	10,359	9,671	7.1
Advertising, marketing and promotion	1,528	1,244	22.8	2,883	2,457	17.4
Depreciation	1,674	1,599	4.7	3,308	3,168	4.4
Amortization	487	401	21.4	919	802	14.6
Operating income	4,105	3,804	7.9	7,995	7,372	8.4
Other income (expense) items, net	(617)	(545)	13.1	(1,105)	(1,057)	4.5
Income before income taxes	3,488	3,259	7.0	6,890	6,315	9.1
Income tax expense	(1,313)	(1,234)	6.4	(2,574)	(2,352)	9.5
Net income	2,175	2,025	7.4	4,316	3,963	8.9
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(38)	(33)	13.5	(120)	(100)	19.4
Net income attributable to Comcast Corporation	$2,137	$1,992	7.3%	$4,196	$3,863	8.6%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Consolidated Revenue

Our Cable Communications, Filmed Entertainment and Theme Parks segments accounted for the increases in consolidated revenue for the three and six months ended June 30, 2015. The increase in consolidated revenue for the six months ended June 30, 2015 was offset by decreases in revenue in our Cable Networks and Broadcast Television segments. Consolidated revenue for the six months ended June 30, 2015 includes $376 million of revenue associated with our broadcast of the 2015 Super Bowl in February 2015 and consolidated revenue for the six months ended June 30, 2014 includes $1.1 billion of revenue associated with our broadcast of the 2014 Sochi Olympics in February 2014. Excluding the impact of these events, consolidated revenue increased 9.3% for the six months ended June 30, 2015.

Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Filmed Entertainment and Theme Parks segments accounted for substantially all of the increases in consolidated operating costs and expenses for the three and six months ended June 30, 2015. The increase for the six months ended June 30, 2015 was partially offset by lower operating costs and expenses in our Cable Networks and Broadcast Television segments, which were primarily due to our broadcast of the 2014 Sochi Olympics in February 2014.

Our consolidated operating costs and expenses also included transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions of $79 million and $178 million for the three and six months ended June 30, 2015, respectively. These amounts were $44 million and $61 million for the three and six months ended June 30, 2014, respectively.

Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated depreciation and amortization expenses increased for the three and six months ended June 30, 2015 primarily due to the acceleration of amortization for certain intangible assets in the current year periods. Our consolidated depreciation and amortization expenses for the three and six months ended June 30, 2015 also included $20 million related to the write-off of certain capitalized costs associated with the Time Warner Cable merger and related divestiture transactions.

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

Cable Communications Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Residential:
Video	$5,431	$5,239	$192	3.7%
High-speed Internet	3,101	2,819	282	10.0
Voice	903	922	(19)	(2.1)
Business services	1,161	965	196	20.4
Advertising	582	587	(5)	(0.9)
Other	551	497	54	10.9
Total revenue	11,729	11,029	700	6.3
Operating costs and expenses
Programming	2,666	2,433	233	9.6
Technical and product support	1,454	1,371	83	6.0
Customer service	575	544	31	5.8
Franchise and other regulatory fees	347	325	22	6.6
Advertising, marketing and promotion	836	784	52	6.6
Other	1,053	1,008	45	4.5
Total operating costs and expenses	6,931	6,465	466	7.2
Operating income before depreciation and amortization	$4,798	$4,564	$234	5.1%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Residential:
Video	$10,762	$10,417	$345	3.3%
High-speed Internet	6,145	5,569	576	10.3
Voice	1,809	1,842	(33)	(1.8)
Business services	2,275	1,882	393	20.9
Advertising	1,086	1,094	(8)	(0.8)
Other	1,082	982	100	10.2
Total revenue	23,159	21,786	1,373	6.3
Operating costs and expenses
Programming	5,310	4,885	425	8.7
Technical and product support	2,875	2,755	120	4.3
Customer service	1,153	1,092	61	5.6
Franchise and other regulatory fees	681	646	35	5.4
Advertising, marketing and promotion	1,619	1,490	129	8.6
Other	2,049	1,954	95	4.9
Total operating costs and expenses	13,687	12,822	865	6.7
Operating income before depreciation and amortization	$9,472	$8,964	$508	5.7%

Customer Metrics

	Total Customers		Net Additional Customers
	June 30		Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2015	2014	2015	2014	2015	2014
Total customer relationships	27,265	26,775	31	(25)	230	99
Single product customers	8,343	8,510	(56)	(95)	(66)	(242)
Double product customers	8,936	8,574	46	(82)	186	34
Triple product customers	9,987	9,691	42	152	110	307
Video customers	22,306	22,457	(69)	(144)	(77)	(120)
High-speed Internet customers	22,548	21,271	180	203	587	587
Voice customers	11,319	11,003	49	137	126	279

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

Cable Communications Segment—Revenue

Our Cable Communications segment leverages our existing cable distribution system to grow revenue by, among other things, adding new residential and business services customers, encouraging existing customers to add new or higher-tier services, and expanding our other services such as our business services offerings, advertising, and our home security and automation services. We offer our cable services in bundles and often provide promotional incentives. We seek to balance promotional offers and rate increases with their expected effects on the number of customers and overall revenue. Average monthly total revenue per customer relationship for the three and six months ended June 30, 2015 was $143.48 and $142.17, respectively. Average monthly total revenue per customer relationship for the three and six months ended June 30, 2014 was $137.24 and $135.86, respectively.

Video

Video revenue increased 3.7% and 3.3% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. An increase in the number of residential customers receiving additional and higher levels of video service and rate adjustments accounted for increases in revenue of 4.9% and 4.5% for the three and six months ended June 30, 2015, respectively. As of June 30, 2015, the number of customers who subscribed to our advanced services, which are high-definition video and DVR services, increased 4.8% to 13.3 million customers compared to the same period in 2014. Video revenue for the three and six months ended June 30, 2015 also increased due to revenue received from a boxing event available on pay-per-view. The increases in revenue in both periods were partially offset by fewer residential video customers compared to the same periods in 2014. The decreases in the number of residential video customers were primarily due to competitive pressures and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 10.0% and 10.3% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. An increase in the number of residential customers receiving our high-speed Internet service accounted for increases in revenue of 5.7% for both the three and six months ended June 30, 2015. The remaining increases in revenue for the three and six months ended June 30, 2015 were primarily due to increases in the number of customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased 2.1% and 1.8% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. While the growth rate of residential customer additions slowed for the three and six months ended June 30, 2015, the increase in the number of residential customers receiving voice services through our discounted bundled offerings accounted for increases in revenue of 2.4% and 2.7% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases in revenue were more than offset by the impact of the allocation of voice revenue for our bundled customers. The amount allocated to voice revenue in the bundled rate decreased for the three and six months ended June 30, 2015 because video and high-speed Internet rates increased while voice rates remained relatively flat.

Business Services

Business services revenue increased 20.4% and 20.9% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to rate adjustments as well as increases in the number of small business customers receiving our high-speed Internet and voice services. The remaining increases in both periods were primarily due to continued growth in our medium-sized business services, including Ethernet network and advanced voice services. For both the three and six months ended June 30, 2015, revenue from our medium-sized business customers represented 23% of total business services revenue. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue decreased slightly for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to decreases in political advertising revenue. Excluding political advertising revenue, advertising revenue increased 2.5% and 1.9% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014.

Other

Other revenue increased 10.9% and 10.2% for the three and six months ended June 30, 2015, respectively, compared to the same periods in 2014 primarily due to increases in revenue from our home security and automation services, as well as increases in cable franchise and other regulatory fees.

Cable Communications Segment—Operating Costs and Expenses

Our most significant operating cost is the programming expense we incur to provide content to our video customers. We anticipate that our programming expenses will continue to increase. We have and will continue to attempt to maintain a consistent operating margin through rate adjustments, the sale of additional cable services, including advanced services, and the continued growth of our business services, as well as by achieving operating efficiencies.

Programming expenses increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increases in programming license fees, including sports programming costs and retransmission consent fees, fees to secure rights for additional programming for our customers across an increasing number of platforms, and fees associated with a boxing event available on pay-per-view.

Technical and product support expenses increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to expenses related to improving the customer experience, the development, delivery and support of our enhanced devices, including our X1 platform, Cloud DVR technology and wireless gateways, and the continued growth in business services and home security and automation services.

Customer service expenses increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increased support for improving the customer experience and resolving service issues. The increases in customer service expenses were also due to support activities associated with the continued deployment of our enhanced devices and services, which include our X1 platform, Cloud DVR technology, wireless gateways, and home security and automation services, and the continued growth in business services.

Franchise and other regulatory fees increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increases in the revenue on which the fees apply.

Advertising, marketing and promotion expenses increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increases in costs to support our advertising sales business, as well as increases in other administrative costs.

NBCUniversal Segments Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Cable Networks	$2,450	$2,476	$(26)	(1.0)%
Broadcast Television	1,813	1,816	(3)	(0.2)
Filmed Entertainment	2,266	1,176	1,090	92.7
Theme Parks	773	615	158	25.7
Headquarters, other and eliminations	(72)	(67)	(5)	NM
Total revenue	$7,230	$6,016	$1,214	20.2%
Operating Income Before Depreciation and Amortization
Cable Networks	$872	$914	$(42)	(4.6)%
Broadcast Television	231	240	(9)	(3.7)
Filmed Entertainment	422	195	227	116.6
Theme Parks	354	244	110	44.9
Headquarters, other and eliminations	(167)	(159)	(8)	NM
Total operating income before depreciation and amortization	$1,712	$1,434	$278	19.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Cable Networks	$4,809	$4,981	$(172)	(3.5)%
Broadcast Television	4,061	4,437	(376)	(8.5)
Filmed Entertainment	3,712	2,527	1,185	46.9
Theme Parks	1,424	1,102	322	29.2
Headquarters, other and eliminations	(172)	(155)	(17)	NM
Total revenue	$13,834	$12,892	$942	7.3%
Operating Income Before Depreciation and Amortization
Cable Networks	$1,770	$1,809	$(39)	(2.2)%
Broadcast Television	413	362	51	14.0
Filmed Entertainment	715	483	232	48.1
Theme Parks	617	414	203	48.9
Headquarters, other and eliminations	(309)	(323)	14	NM
Total operating income before depreciation and amortization	$3,206	$2,745	$461	16.8%

Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Distribution	$1,341	$1,270	$71	5.6%
Advertising	917	945	(28)	(3.0)
Content licensing and other	192	261	(69)	(26.3)
Total revenue	2,450	2,476	(26)	(1.0)
Operating costs and expenses
Programming and production	1,125	1,124	1	0.1
Other operating and administrative	320	309	11	3.7
Advertising, marketing and promotion	133	129	4	3.3
Total operating costs and expenses	1,578	1,562	16	1.1
Operating income before depreciation and amortization	$872	$914	$(42)	(4.6)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Distribution	$2,699	$2,743	$(44)	(1.6)%
Advertising	1,768	1,841	(73)	(3.9)
Content licensing and other	342	397	(55)	(14.1)
Total revenue	4,809	4,981	(172)	(3.5)
Operating costs and expenses
Programming and production	2,148	2,311	(163)	(7.1)
Other operating and administrative	625	612	13	2.2
Advertising, marketing and promotion	266	249	17	6.9
Total operating costs and expenses	3,039	3,172	(133)	(4.2)
Operating income before depreciation and amortization	$1,770	$1,809	$(39)	(2.2)%

Cable Networks Segment—Revenue

Cable Networks revenue decreased slightly for the three months ended June 30, 2015 compared to the same period in 2014 due to decreases in content licensing and other revenue and advertising revenue, which were partially offset by an increase in distribution revenue. The decrease in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. The decrease in advertising revenue was primarily due to continued declines in audience ratings at our networks, which was partially offset by higher prices for, and an increase in the volume of, advertising units sold. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements.

Cable Networks revenue decreased for the six months ended June 30, 2015 compared to the same period in 2014 due to decreases in advertising revenue, content licensing and other revenue, and distribution revenue. The decrease in advertising revenue was primarily due to $80 million in revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by the benefit from a reduction in deferred advertising revenue in the current year period. In addition, while we continued to experience audience ratings declines that negatively affected advertising revenue, higher prices for, and an increase in the volume of, advertising units sold partially offset the impact of audience ratings. The decrease in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. The decrease in distribution revenue was primarily due to $177 million in revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by an increase in distribution revenue related to the contractual rates charged under distribution agreements in the current year period. Excluding $257 million of revenue associated with our broadcast of the 2014 Sochi Olympics in the prior year period, Cable Networks revenue increased 1.8% for the six months ended June 30, 2015.

For both the three and six months ended June 30, 2015, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and six months ended June 30, 2014, 12% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased slightly for the three months ended June 30, 2015 compared to the same period in 2014. Operating costs and expenses decreased for the six months ended June 30, 2015 compared to the same period in 2014 due to a decrease in programming and production costs, which was partially offset by increases in advertising, marketing and promotion expenses and other operating and administrative expenses. The decrease in programming and production costs for the six months ended June 30, 2015 was primarily due to costs associated with our broadcast of the 2014 Sochi Olympics in the prior year period, which was partially offset by our continued investment in programming, including sports programming rights costs.

Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Advertising	$1,250	$1,245	$5	0.3%
Content licensing	320	344	(24)	(6.8)
Other	243	227	16	7.3
Total revenue	1,813	1,816	(3)	(0.2)
Operating costs and expenses
Programming and production	1,150	1,183	(33)	(2.7)
Other operating and administrative	321	288	33	11.3
Advertising, marketing and promotion	111	105	6	5.1
Total operating costs and expenses	1,582	1,576	6	0.4
Operating income before depreciation and amortization	$231	$240	$(9)	(3.7)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Advertising	$2,789	$3,078	$(289)	(9.4)%
Content licensing	805	840	(35)	(4.1)
Other	467	519	(52)	(10.0)
Total revenue	4,061	4,437	(376)	(8.5)
Operating costs and expenses
Programming and production	2,776	3,211	(435)	(13.5)
Other operating and administrative	631	611	20	3.3
Advertising, marketing and promotion	241	253	(12)	(4.8)
Total operating costs and expenses	3,648	4,075	(427)	(10.5)
Operating income before depreciation and amortization	$413	$362	$51	14.0%

Broadcast Television Segment—Revenue

Broadcast Television revenue remained relatively flat for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to a decrease in content licensing revenue, which was partially offset by an increase in other revenue. The decrease in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. The increase in other revenue was primarily due to an increase in fees recognized under our retransmission consent agreements.

Broadcast Television revenue decreased for the six months ended June 30, 2015 compared to the same period in 2014 due to decreases in advertising revenue, other revenue and content licensing revenue. The decrease in advertising revenue was primarily due to additional advertising revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by an increase in advertising revenue in the current year period associated with our broadcast of the 2015 Super Bowl. The decrease in other revenue was primarily related to distribution revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by an increase in fees recognized under our retransmission consent agreements. The decrease in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. Excluding $846 million of revenue associated with our broadcast of the 2014 Sochi Olympics in the prior year period and $376 million of revenue associated with our broadcast of the 2015 Super Bowl in the current year period, revenue increased 2.6% primarily due to higher prices for, and an increase in the volume of, advertising units sold, in addition to the increase in fees recognized under our retransmission consent agreements.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased slightly for the three months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase in other operating and administrative expenses, which was offset by a decrease in programming and production costs. The decrease in programming and production costs was primarily due to the timing of when certain shows in our primetime schedule were aired compared to the prior year period.

Operating costs and expenses decreased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to our broadcast of the 2014 Sochi Olympics in the prior year period. The decrease was partially offset by an increase in programming and production costs associated with our broadcast of the 2015 Super Bowl.

Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Theatrical	$1,406	$195	$1,211	621.1%
Content licensing	367	462	(95)	(20.6)
Home entertainment	322	364	(42)	(11.5)
Other	171	155	16	10.5
Total revenue	2,266	1,176	1,090	92.7
Operating costs and expenses
Programming and production	1,149	547	602	110.3
Other operating and administrative	214	209	5	1.6
Advertising, marketing and promotion	481	225	256	114.0
Total operating costs and expenses	1,844	981	863	88.0
Operating income before depreciation and amortization	$422	$195	$227	116.6%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Theatrical	$1,777	$571	$1,206	211.4%
Content licensing	905	927	(22)	(2.4)
Home entertainment	686	715	(29)	(4.1)
Other	344	314	30	9.8
Total revenue	3,712	2,527	1,185	46.9
Operating costs and expenses
Programming and production	1,760	1,151	609	53.0
Other operating and administrative	410	397	13	3.1
Advertising, marketing and promotion	827	496	331	66.8
Total operating costs and expenses	2,997	2,044	953	46.6
Operating income before depreciation and amortization	$715	$483	$232	48.1%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increases in theatrical revenue, which were partially offset by decreases in home entertainment revenue and content licensing revenue. The increases in theatrical revenue were primarily due to the strong performance of our current period releases, including Furious 7 and Jurassic World. The decreases in content licensing revenue in both periods were primarily due to the timing of availability of content from our film library under licensing agreements.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to increases in programming and production expenses and advertising, marketing and promotion expenses. The increases in programming and production expenses were primarily due to higher amortization of film production costs associated with our larger film slate, which included Furious 7 and Jurassic World, compared to the same periods in 2014. The increases in advertising, marketing and promotion expenses were primarily due to higher costs associated with our larger film slate, as well as an increase in marketing costs associated with our future theatrical releases, including Minions.

Theme Parks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$773	$615	$158	25.7%
Operating costs and expenses	419	371	48	13.1
Operating income before depreciation and amortization	$354	$244	$110	44.9%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$1,424	$1,102	$322	29.2%
Operating costs and expenses	807	688	119	17.4
Operating income before depreciation and amortization	$617	$414	$203	48.9%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to higher guest attendance and increases in per capita spending as a result of the continued success of our attractions, including The Wizarding World of Harry Potter™—Diagon Alley™ in Orlando, which opened in July 2014.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to additional costs associated with newer attractions, such as The Wizarding World of Harry Potter™—Diagon Alley™ in Orlando, and costs associated with increased attendance and per capita spending.

NBCUniversal Headquarters, Other and Eliminations

The changes in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three and six months ended June 30, 2015 were not significant compared to the same periods in 2014.

Corporate and Other Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$176	$172	$4	2.6%
Operating costs and expenses	428	354	74	21.1
Operating loss before depreciation and amortization	$(252)	$(182)	$(70)	(38.7)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$380	$346	$34	9.9%
Operating costs and expenses	857	681	176	25.9
Operating loss before depreciation and amortization	$(477)	$(335)	$(142)	(42.6)%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast-Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue remained relatively flat for the three months ended June 30, 2015 compared to the same period in 2014. Other revenue increased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to an increase in revenue from food and other services associated with new contracts entered into by our Comcast-Spectacor business.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily includes overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast-Spectacor.

Corporate and Other operating costs and expenses for the three and six months ended June 30, 2015 included $79 million and $178 million, respectively, of transaction-related costs associated with the Time Warner Cable merger and divestiture transactions. Corporate and Other operating costs and expenses for the three and six months ended June 30, 2014 included $44 million and $61 million, respectively, of transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Interest expense	$(713)	$(648)	$(1,369)	$(1,290)
Investment income (loss), net	17	120	50	233
Equity in net income (losses) of investees, net	(236)	22	(203)	54
Other income (expense), net	315	(39)	417	(54)
Total	$(617)	$(545)	$(1,105)	$(1,057)

Interest Expense

Interest expense increased for the three and six months ended June 30, 2015 compared to the same periods in 2014 primarily due to $47 million of additional interest expense associated with the early redemption in June 2015 of our $750 million aggregate principal amount of 5.85% senior notes due November 2015 and our $1.0 billion aggregate principal amount of 5.90% senior notes due March 2016.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2015 and 2014 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to The Weather Channel recording an impairment charge related to goodwill. We recorded an expense of $252 million representing NBCUniversal’s proportionate share of this impairment charge in equity in net income (losses) of investees, net.

Other Income (Expense), Net

The changes in other income (expense), net for the three and six months ended June 30, 2015 compared to the same periods in 2014 were primarily due to gains of $171 million related to the sale of an investment and $240 million on the settlement of a contingent consideration liability with General Electric Company related to the acquisition of NBCUniversal recorded in the current year periods. The change in other income (expense), net for the six months ended June 30, 2015 was also due to a gain of $164 million related to the sale of a business in the current year period and a $27 million favorable settlement of a contingency recorded in the prior year period related to the AT&T Broadband transaction in 2002.

Other income (expense), net for the three and six months ended June 30, 2015 also included $96 million and $136 million, respectively, of expenses related to fair value adjustments to contractual obligations. These amounts were $41 million and $68 million for the three and six months ended June 30, 2014, respectively.

Consolidated Income Tax Expense

Income tax expense for the three and six months ended June 30, 2015 and 2014 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. We expect our 2015 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or further changes in uncertain tax positions. It is reasonably possible that certain tax contests could be resolved within the next 12 months that may result in a decrease in our effective tax rate.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities, existing cash, cash equivalents and investments; available borrowings under our existing credit facilities; and our ability to obtain future external financing. We anticipate that we will continue to use a substantial portion of our cash flows to meet our debt repayment obligations, to fund our capital expenditures, to invest in business opportunities and to return capital to shareholders.

On March 30, 2015, we entered into an agreement to establish a new, strategic company focused on investing in and operating growth-oriented companies, both domestically and internationally. Michael J. Angelakis, who served as our Chief Financial Officer through June 30, 2015, will serve as the Chief Executive Officer of this company, and the agreement will be exclusively with us as the only non-management investor. The company will have a term of 10 years. We have committed to invest up to $4 billion in the company and also will pay an annual $40 million management fee, subject to certain offsets.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2015	2014
Operating income	$7,995	$7,372
Depreciation and amortization	4,227	3,970
Operating income before depreciation and amortization	12,222	11,342
Noncash share-based compensation	294	266
Changes in operating assets and liabilities	(304)	(905)
Cash basis operating income	12,212	10,703
Payments of interest	(1,241)	(1,164)
Payments of income taxes	(1,999)	(1,904)
Excess tax benefits under share-based compensation	(220)	(206)
Other	82	118
Net cash provided by operating activities	$8,834	$7,547

The variance in changes in operating assets and liabilities for the six months ended June 30, 2015 compared to the same period in 2014 was primarily related to our broadcasts of the 2015 Super Bowl in the current year period and the 2014 Sochi Olympics in the prior year period and increases in deferred revenue in the current year period, as well as the timing of payments related to our accounts payable and accrued expenses related to trade creditors.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2015 consisted primarily of cash paid for capital expenditures, intangible assets, acquisitions and the purchases of investments, which was partially offset by proceeds from the sale of businesses and investments. Capital expenditures increased for the six months ended June 30, 2015 compared to the same period in 2014 primarily due to increased spending in our Cable Communications segment on customer premise equipment related to the deployment of our X1 platform and wireless gateways, our continued investment in network infrastructure to increase network capacity, and increased investment in support capital as we expand our cloud-based initiatives.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2015 consisted primarily of repurchases of our common stock, repayments of debt and dividend payments, which was partially offset by proceeds from new borrowings.

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

Available Borrowings Under Credit Facilities

We also maintain significant availability under our lines of credit and commercial paper programs to meet our short-term liquidity requirements.

As of June 30, 2015, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and undrawn letters of credit, totaled $6.7 billion, which included $645 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In February 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the six months ended June 30, 2015, we repurchased a total of 62 million shares of our Class A and Class A Special common stock for $3.585 billion. We expect to make $3.165 billion more in repurchases during the remainder of 2015, subject to market conditions.

In February 2015, our Board of Directors approved an 11.1% increase in our dividend to $1.00 per share on an annualized basis. In each of February and May 2015, our Board of Directors approved a quarterly dividend of $0.25 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2015	$630	April
Three months ended June 30, 2015	$624	July

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

PART II: OTHER INFORMATION

ITEM 1: LEGAL PROCEEDINGS

Refer to Note 11 to Comcast’s condensed consolidated financial statements included in this Quarterly Report on Form 10-Q for a discussion of legal proceedings. There have been no material developments in the matter reported in our 2014 Annual Report on Form 10-K regarding the California Attorney General and the Alameda County, California District Attorney’s investigation of certain of our waste disposal policies, procedures and practices.

NBCUniversal is subject to legal proceedings and claims that arise in the ordinary course of its business and does not expect the final disposition of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time-consuming and costly and could injure its reputation.

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2014 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s common stock repurchases under its Board-authorized share repurchase program during the three months ended June 30, 2015.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
April 1-30, 2015
Comcast Class A	575	$59.39	—	$—	$8,000,000,000
Comcast Class A Special	—	$—	—	$—	$8,000,000,000
May 1-31, 2015
Comcast Class A	—	$—	—	$—	$8,000,000,000
Comcast Class A Special	—	$—	—	$—	$8,000,000,000
June 1-30, 2015
Comcast Class A	14,420,373	$57.90	14,420,373	$835,000,000	$7,165,000,000
Comcast Class A Special	12,984,017	$57.76	12,984,017	$750,000,000	$6,415,000,000
Total	27,404,965	$57.84	27,404,390	$1,585,000,000	$6,415,000,000

(a)

In February 2015, our Board of Directors increased our share repurchase authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $3.165 billion more in repurchases during the remainder of 2015, subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2015 includes 575 shares received in the administration of employee share-based compensation plans.

Issuance of Equity Securities

On June 11, 2015, we issued 2,655,008 shares of our Class A common stock in connection with our acquisition of a closely-held company in a private transaction exempt from registration under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
10.1*	Employment Agreement with Michael J. Cavanagh dated May 10, 2015 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on May 11, 2015).
10.2*	Amendment No. 14 to Employment Agreement with Brian L. Roberts dated June 30, 2015 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 7, 2015).
10.3

Termination Agreement, dated as of April 24, 2015, among Comcast Corporation and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on April 24, 2015).

10.4	Notice of Termination of the Transactions Agreement, dated as of April 24, 2015 (incorporated by reference to Exhibit 10.2 to Comcast’s Current Report on Form 8-K filed on April 24, 2015).
10.5*	Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 20, 2015.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on July 23, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2015, filed with the Securities and Exchange Commission on July 23, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 23, 2015

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President (Principal Accounting Officer)

Date: July 23, 2015

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	June 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,013	$1,248
Receivables, net	5,548	4,842
Programming rights	831	825
Other current assets	668	823
Total current assets	8,060	7,738
Film and television costs	5,744	5,714
Investments	741	882
Property and equipment, net of accumulated depreciation of $2,460 and $2,167	8,325	8,138
Goodwill	14,950	14,908
Intangible assets, net of accumulated amortization of $5,238 and $4,829	13,820	14,187
Other noncurrent assets, net	1,076	1,050
Total assets	$52,716	$52,617

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,365	$1,388
Accrued participations and residuals	1,583	1,347
Program obligations	567	687
Deferred revenue	1,025	821
Accrued expenses and other current liabilities	1,345	1,422
Note payable to Comcast	597	865
Current portion of long-term debt	1,021	1,023
Total current liabilities	7,503	7,553
Long-term debt, less current portion	8,222	9,226
Accrued participations, residuals and program obligations	1,203	1,149
Other noncurrent liabilities	3,828	3,722
Commitments and contingencies
Redeemable noncontrolling interests	337	330
Equity:
Member’s capital	31,553	30,529
Accumulated other comprehensive income (loss)	(186)	(159)
Total NBCUniversal member’s equity	31,367	30,370
Noncontrolling interests	256	267
Total equity	31,623	30,637
Total liabilities and equity	$52,716	$52,617

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Revenue	$7,230	$6,016	$13,834	$12,892
Costs and Expenses:
Programming and production	3,339	2,742	6,510	6,484
Other operating and administrative	1,438	1,340	2,772	2,614
Advertising, marketing and promotion	741	500	1,346	1,049
Depreciation	170	176	330	338
Amortization	235	194	439	397
	5,923	4,952	11,397	10,882
Operating income	1,307	1,064	2,437	2,010
Other Income (Expense):
Interest expense	(121)	(127)	(245)	(256)
Investment income (loss), net	(2)	9	(4)	15
Equity in net income (losses) of investees, net	(247)	11	(227)	29
Other income (expense), net	70	(41)	12	(77)
	(300)	(148)	(464)	(289)
Income before income taxes	1,007	916	1,973	1,721
Income tax expense	(63)	(74)	(111)	(138)
Net income	944	842	1,862	1,583
Net (income) loss attributable to noncontrolling interests	(32)	(28)	(98)	(87)
Net income attributable to NBCUniversal	$912	$814	$1,764	$1,496

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Net income	$944	$842	$1,862	$1,583
Unrealized gains (losses) on marketable securities, net	—	5	—	5
Deferred gains (losses) on cash flow hedges, net	(18)	(2)	(6)	(2)
Currency translation adjustments, net	42	15	(21)	18
Comprehensive income	968	860	1,835	1,604
Net (income) loss attributable to noncontrolling interests	(32)	(28)	(98)	(87)
Comprehensive income attributable to NBCUniversal	$936	$832	$1,737	$1,517

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2015	2014
Net cash provided by operating activities	$2,621	$1,789
Investing Activities
Capital expenditures	(540)	(589)
Cash paid for intangible assets	(64)	(58)
Proceeds from sales of businesses and investments	217	1
Purchases of investments	(209)	(10)
Other	126	(187)
Net cash provided by (used in) investing activities	(470)	(843)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	(299)	733
Repurchases and repayments of debt	(1,003)	(903)
Distributions to noncontrolling interests	(93)	(95)
Distributions to member	(991)	(817)
Other	—	(4)
Net cash provided by (used in) financing activities	(2,386)	(1,086)
Increase (decrease) in cash and cash equivalents	(235)	(140)
Cash and cash equivalents, beginning of period	1,248	967
Cash and cash equivalents, end of period	$1,013	$827

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$231	$29,056	$(16)	$287	$29,327
Issuance of subsidiary shares to noncontrolling interests	85
Dividends declared		(817)			(817)
Contributions from (distributions to) noncontrolling interests, net	(13)			(82)	(82)
Other		(1)		4	3
Other comprehensive income (loss)			21		21
Net income (loss)	16	1,496		71	1,567
Balance, June 30, 2014	$319	$29,734	$5	$280	$30,019
Balance, December 31, 2014	$330	$30,529	$(159)	$267	$30,637
Dividends declared		(991)			(991)
Contributions from (distributions to) noncontrolling interests, net	(14)			(79)	(79)
Contribution from member		252			252
Other comprehensive income (loss)			(27)		(27)
Other		(1)		(9)	(10)
Net income (loss)	21	1,764		77	1,841
Balance, June 30, 2015	$337	$31,553	$(186)	$256	$31,623

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1: Condensed Consolidated Financial Statements

Basis of Presentation

Unless indicated otherwise, throughout these notes to the condensed consolidated financial statements, we refer to NBCUniversal and its consolidated subsidiaries as “we,” “us” and “our.” We have prepared these unaudited condensed consolidated financial statements based on SEC rules that permit reduced disclosure for interim periods. These financial statements include all adjustments that are necessary for a fair presentation of our consolidated results of operations, financial condition and cash flows for the periods shown, including normal, recurring accruals and other items. The consolidated results of operations for the interim periods presented are not necessarily indicative of results for the full year.

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

Note 2: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) and the International Accounting Standards Board updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Debt Issuance Costs

In April 2015, FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt liability. The updated accounting guidance will be effective for us on January 1, 2016, and early adoption is permitted. The updated accounting guidance will be applied retrospectively to all prior periods presented. The updated accounting guidance will not have a material impact on our consolidated balance sheet.

Note 3: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast.

We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to various support services provided by Comcast to us.

Comcast is also the counterparty to one of our contractual obligations. As of June 30, 2015, the carrying value of the liability associated with this contractual obligation was $383 million.

NBCUniversal Media, LLC

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	June 30, 2015	December 31, 2014
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$236	$229
Accounts payable and accrued expenses related to trade creditors	$34	$47
Accrued expenses and other current liabilities	$6	$8
Note payable to Comcast	$597	$865
Other noncurrent liabilities	$411	$383

Condensed Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$330	$331	$672	$685
Operating costs and expenses	$(43)	$(40)	$(93)	$(64)
Other income (expense)	$(9)	$(13)	$(18)	$(22)

Note 4: Film and Television Costs

(in millions)	June 30, 2015	December 31, 2014
Film Costs:
Released, less amortization	$1,499	$1,371
Completed, not released	138	71
In production and in development	856	1,189
	2,493	2,631
Television Costs:
Released, less amortization	1,407	1,273
In production and in development	624	505
	2,031	1,778
Programming rights, less amortization	2,051	2,130
	6,575	6,539
Less: Current portion of programming rights	831	825
Film and television costs	$5,744	$5,714

Note 5: Investments

(in millions)	June 30, 2015	December 31, 2014
Fair Value Method	$10	$10
Equity Method:
The Weather Channel	86	335
Hulu	267	167
Other	307	338
	660	840
Cost Method	71	32
Total investments	$741	$882

NBCUniversal Media, LLC

Equity Method

During the three months ended June 30, 2015, The Weather Channel recorded an impairment charge related to goodwill. We recorded expense of $252 million representing our proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

Note 6: Long-Term Debt

As of June 30, 2015, our debt, excluding the note payable to Comcast, had a carrying value of $9.2 billion and an estimated fair value of $10.1 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

In April 2015, we repaid at maturity $1 billion aggregate principal amount of 3.65% senior notes due 2015.

Cross-Guarantee Structure

In 2013, we, Comcast and certain of Comcast’s 100% owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of June 30, 2015, we guaranteed $33.9 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017, of which no amounts were outstanding as of June 30, 2015.

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

Our financial instruments that are accounted for at fair value on a recurring basis were not material for all periods presented, except for the liabilities associated with our contractual obligations. The fair values of the contractual obligations in the table below are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. Since the inputs used are not quoted market prices or observable inputs, we classify these contractual obligations as Level 3 financial instruments.

The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain of our businesses. The discount rates used in the measurements of fair value as of June 30, 2015 were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contracts. The fair value adjustments to the contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

NBCUniversal Media, LLC

Changes in Contractual Obligations

(in millions)	Contractual Obligations
Balance, December 31, 2014	$883
Fair value adjustments	136
Payments	(39)
Balance, June 30, 2015	$980

Note 8: Share-Based Compensation

Comcast maintains share-based compensation plans that primarily consist of awards of stock options and restricted share units to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Stock options	$3	$6	$5	$9
Restricted share units	24	24	41	37
Employee stock purchase plans	2	2	4	4
Total	$29	$32	$50	$50

Note 9: Supplemental Financial Information

Receivables

(in millions)	June 30, 2015	December 31, 2014
Receivables, gross	$5,897	$5,258
Less: Allowance for returns and customer incentives	285	356
Less: Allowance for doubtful accounts	64	60
Receivables, net	$5,548	$4,842

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2015	June 30, 2014
Unrealized gains (losses) on marketable securities	$—	$5
Deferred gains (losses) on cash flow hedges	14	(7)
Unrecognized gains (losses) on employee benefit obligations	(61)	45
Cumulative translation adjustments	(139)	(38)
Accumulated other comprehensive income (loss)	$(186)	$5

NBCUniversal Media, LLC

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2015	2014
Net income	$1,862	$1,583
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	769	735
Equity in net (income) losses of investees, net	227	(29)
Cash received from investees	38	35
Net (gain) loss on investment activity and other	(38)	45
Deferred income taxes	(33)	44
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(726)	154
Film and television costs, net	172	(40)
Accounts payable and accrued expenses related to trade creditors	6	(280)
Other operating assets and liabilities	344	(458)
Net cash provided by operating activities	$2,621	$1,789

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2015	2014	2015	2014
Interest	$209	$220	$242	$256
Income taxes	$45	$57	$85	$110

Noncash Investing and Financing Activities

During the six months ended June 30, 2015:

•	we acquired $140 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed the net assets of $252 million related to a recently acquired business, which was a noncash transaction

Note 10: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television production operations.

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

	Three Months Ended June 30, 2015
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,450	$872	$211	$661	$5
Broadcast Television	1,813	231	30	201	14
Filmed Entertainment	2,266	422	6	416	4
Theme Parks	773	354	76	278	166
Headquarters and Other(a)	3	(169)	82	(251)	83
Eliminations(b)	(75)	2	—	2	—
Total	$7,230	$1,712	$405	$1,307	$272

	Three Months Ended June 30, 2014
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,476	$914	$180	$734	$8
Broadcast Television	1,816	240	27	213	26
Filmed Entertainment	1,176	195	5	190	3
Theme Parks	615	244	73	171	158
Headquarters and Other(a)	4	(159)	85	(244)	103
Eliminations(b)	(71)	—	—	—	—
Total	$6,016	$1,434	$370	$1,064	$298

	Six Months Ended June 30, 2015
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$4,809	$1,770	$395	$1,375	$11
Broadcast Television	4,061	413	59	354	25
Filmed Entertainment	3,712	715	11	704	5
Theme Parks	1,424	617	142	475	328
Headquarters and Other(a)	7	(309)	162	(471)	171
Eliminations(b)	(179)	—	—	—	—
Total	$13,834	$3,206	$769	$2,437	$540

	Six Months Ended June 30, 2014
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$4,981	$1,809	$369	$1,440	$19
Broadcast Television	4,437	362	54	308	37
Filmed Entertainment	2,527	483	10	473	4
Theme Parks	1,102	414	142	272	302
Headquarters and Other(a)	6	(322)	160	(482)	227
Eliminations(b)	(161)	(1)	—	(1)	—
Total	$12,892	$2,745	$735	$2,010	$589

(a)	Headquarters and Other activities include costs associated with overhead allocations, personnel costs and headquarter initiatives.

(b)

Included in Eliminations are transactions that our segments enter into with one another, which consist primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segments to our Cable Networks segment.

NBCUniversal Media, LLC

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