Form 10-Q
period 2015-09-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2015-10-27
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2015

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

As of September 30, 2015, there were 2,100,458,460 shares of Comcast Corporation Class A common stock, 347,326,688 shares of Comcast Corporation Class A Special common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

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

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2015. This Quarterly Report modifies and supersedes documents filed prior to this Quarterly Report. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,893	$3,910
Investments	137	602
Receivables, net	6,527	6,321
Programming rights	1,130	839
Other current assets	1,814	1,859
Total current assets	11,501	13,531
Film and television costs	5,712	5,727
Investments	3,323	3,135
Property and equipment, net of accumulated depreciation of $47,460 and $45,410	32,170	30,953
Franchise rights	59,364	59,364
Goodwill	27,492	27,316
Other intangible assets, net of accumulated amortization of $11,251 and $10,170	16,896	16,980
Other noncurrent assets, net	2,500	2,333
Total assets	$158,958	$159,339

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$5,996	$5,638
Accrued participations and residuals	1,491	1,347
Deferred revenue	1,265	915
Accrued expenses and other current liabilities	5,455	5,293
Current portion of long-term debt	3,152	4,217
Total current liabilities	17,359	17,410
Long-term debt, less current portion	44,605	44,017
Deferred income taxes	33,131	32,959
Other noncurrent liabilities	10,694	10,819
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,204	1,066
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,465,919,210 and 2,496,598,612; outstanding, 2,100,458,460 and 2,131,137,862	25	25
Class A Special common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 418,261,452 and 471,419,601; outstanding, 347,326,688 and 400,484,837	4	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,516	38,805
Retained earnings	20,883	21,539
Treasury stock, 365,460,750 Class A common shares and 70,934,764 Class A Special common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(195)	(146)
Total Comcast Corporation shareholders’ equity	51,716	52,711
Noncontrolling interests	249	357
Total equity	51,965	53,068
Total liabilities and equity	$158,958	$159,339

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2015	2014	2015	2014
Revenue	$18,669	$16,791	$55,265	$51,043
Costs and Expenses:
Programming and production	5,582	4,772	16,714	15,554
Other operating and administrative	5,394	5,017	15,753	14,688
Advertising, marketing and promotion	1,509	1,298	4,392	3,755
Depreciation	1,697	1,539	5,005	4,707
Amortization	486	420	1,405	1,222
	14,668	13,046	43,269	39,926
Operating income	4,001	3,745	11,996	11,117
Other Income (Expense):
Interest expense	(659)	(663)	(2,028)	(1,953)
Investment income (loss), net	(26)	21	24	254
Equity in net income (losses) of investees, net	1	33	(202)	87
Other income (expense), net	(53)	(96)	364	(150)
	(737)	(705)	(1,842)	(1,762)
Income before income taxes	3,264	3,040	10,154	9,355
Income tax expense	(1,223)	(407)	(3,797)	(2,759)
Net income	2,041	2,633	6,357	6,596
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(45)	(41)	(165)	(141)
Net income attributable to Comcast Corporation	$1,996	$2,592	$6,192	$6,455

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.81	$1.00	$2.48	$2.49
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.80	$0.99	$2.45	$2.46
Dividends declared per common share	$0.25	$0.225	$0.75	$0.675

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Net income	$2,041	$2,633	$6,357	$6,596
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $—, $— and $(19)	1	—	1	34
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $30, $2, $40 and $1	(50)	(4)	(67)	(2)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $1, $—, $1 and $58	(1)	(1)	(1)	(98)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(20), $(22), $(26) and $(10)	32	38	42	18
Employee benefit obligations, net of deferred taxes of $(8), $—, $(8) and $—	14	—	14	(1)
Currency translation adjustments, net of deferred taxes of $15, $10, $23 and $3	(25)	(16)	(38)	(4)
Comprehensive income	2,012	2,650	6,308	6,543
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(45)	(41)	(165)	(141)
Comprehensive income attributable to Comcast Corporation	$1,967	$2,609	$6,143	$6,402

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2015	2014
Net cash provided by operating activities	$13,813	$12,302
Investing Activities
Capital expenditures	(5,862)	(5,196)
Cash paid for intangible assets	(916)	(735)
Acquisitions and construction of real estate properties	(116)	(28)
Acquisitions, net of cash acquired	(286)	(477)
Proceeds from sales of businesses and investments	420	622
Purchases of investments	(712)	(145)
Other	268	(121)
Net cash provided by (used in) investing activities	(7,204)	(6,080)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(220)	(437)
Proceeds from borrowings	3,996	4,182
Repurchases and repayments of debt	(4,353)	(3,172)
Repurchases and retirements of common stock	(5,770)	(2,250)
Dividends paid	(1,823)	(1,676)
Issuances of common stock	35	33
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(178)	(170)
Other	(313)	97
Net cash provided by (used in) financing activities	(8,626)	(3,393)
Increase (decrease) in cash and cash equivalents	(2,017)	2,829
Cash and cash equivalents, beginning of period	3,910	1,718
Cash and cash equivalents, end of period	$1,893	$4,547

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2013	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058
Stock compensation plans					580	(391)				189
Repurchases and retirements of common stock					(504)	(1,746)				(2,250)
Employee stock purchase plans					91					91
Dividends declared						(1,748)				(1,748)
Other comprehensive income (loss)								(53)		(53)
Issuance of subsidiary shares to noncontrolling interests	85								13	13
Contributions from (distributions to) noncontrolling interests, net	(11)								(101)	(101)
Other	(22)				(80)				(13)	(93)
Net income (loss)	49					6,455			92	6,547
Balance, September 30, 2014	$1,058	$25	$5	$—	$38,977	$21,805	$(7,517)	$3	$355	$53,653
Balance, December 31, 2014	$1,066	$25	$5	$—	$38,805	$21,539	$(7,517)	$(146)	$357	$53,068
Stock compensation plans					573	(363)				210
Repurchases and retirements of common stock			(1)		(1,155)	(4,614)				(5,770)
Employee stock purchase plans					106					106
Dividends declared						(1,871)				(1,871)
Other comprehensive income (loss)								(49)		(49)
Contributions from (distributions to) noncontrolling interests, net	12								(114)	(114)
Other	67				187				(100)	87
Net income (loss)	59					6,192			106	6,298
Balance, September 30, 2015	$1,204	$25	$4	$—	$38,516	$20,883	$(7,517)	$(195)	$249	$51,965

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

Consolidations

In February 2015, FASB updated the accounting guidance related to consolidation under the variable interest entity (“VIE”) and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for VIEs, limited partnerships and similar legal entities. The updated accounting guidance will be effective for us on January 1, 2016, and early adoption is permitted. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

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

Comcast Corporation

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended September 30
	2015			2014
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$1,996	2,472	$0.81	$2,592	2,580	$1.00
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		30			36
Diluted EPS attributable to Comcast Corporation shareholders	$1,996	2,502	$0.80	$2,592	2,616	$0.99

	Nine Months Ended September 30
	2015			2014
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$6,192	2,498	$2.48	$6,455	2,592	$2.49
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		32			37
Diluted EPS attributable to Comcast Corporation shareholders	$6,192	2,530	$2.45	$6,455	2,629	$2.46

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and nine months ended September 30, 2015 and 2014.

Note 4: Significant Transactions

Time Warner Cable Merger and Related Divestiture Transactions

On April 24, 2015, we and Time Warner Cable Inc. terminated our planned merger, and we terminated our related agreement with Charter Communications, Inc. to spin off, exchange and sell certain cable systems. In connection with these proposed transactions, we incurred incremental transaction-related expenses of $198 million for the nine months ended September 30, 2015 and $77 million and $138 million for the three and nine months ended September 30, 2014, respectively. The transaction-related expenses are reflected primarily in other operating and administrative expenses, with $20 million recorded in depreciation and amortization expenses associated with the write-off of certain capitalized costs in the nine months ended September 30, 2015.

Comcast Corporation

Note 5: Film and Television Costs

(in millions)	September 30, 2015	December 31, 2014
Film Costs:
Released, less amortization	$1,365	$1,371
Completed, not released	208	71
In production and in development	768	1,189
	2,341	2,631
Television Costs:
Released, less amortization	1,505	1,273
In production and in development	699	505
	2,204	1,778
Programming rights, less amortization	2,297	2,157
	6,842	6,566
Less: Current portion of programming rights	1,130	839
Film and television costs	$5,712	$5,727

Note 6: Investments

(in millions)	September 30, 2015	December 31, 2014
Fair Value Method	$167	$662
Equity Method:
The Weather Channel	81	335
Hulu	247	167
Other	473	517
	801	1,019
Cost Method:
AirTouch	1,579	1,568
Other	913	488
	2,492	2,056
Total investments	3,460	3,737
Less: Current investments	137	602
Noncurrent investments	$3,323	$3,135

Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Gains on sales and exchanges of investments, net	$3	$3	$7	$176
Investment impairment losses	(15)	(6)	(46)	(30)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	—	15	42	(13)
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(5)	(13)	(42)	19
Interest and dividend income	27	29	83	85
Other, net	(36)	(7)	(20)	17
Investment income (loss), net	$(26)	$21	$24	$254

Comcast Corporation

Fair Value Method

During the nine months ended September 30, 2015, we settled $517 million of our obligations under prepaid forward sale agreements by delivering equity securities. As of September 30, 2015, we have no remaining liabilities related to obligations under prepaid forward sale agreements.

Equity Method

During the nine months ended September 30, 2015, The Weather Channel Holding Corp. (“The Weather Channel”) recorded an impairment charge related to goodwill. We recorded an expense of $252 million representing NBCUniversal’s proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

Cost Method

In September 2015, NBCUniversal made an additional investment in Vox Media, Inc. (“Vox Media”) and acquired an interest in BuzzFeed, Inc. (“BuzzFeed”) for $200 million each in cash. Vox Media is a digital media company comprised of eight distinct brands. BuzzFeed is a global media company that produces and distributes original news, entertainment and videos.

AirTouch

We hold two series of preferred stock of AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of September 30, 2015, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Long-Term Debt

As of September 30, 2015, our debt had a carrying value of $47.8 billion and an estimated fair value of $53.2 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings, Redemptions and Repayments

In May 2015, we issued $1.5 billion aggregate principal amount of 3.375% senior notes due 2025, $800 million aggregate principal amount of 4.400% senior notes due 2035 and $1.7 billion aggregate principal amount of 4.600% senior notes due 2045. The proceeds from this offering were used for working capital and general corporate purposes, including the redemption in June 2015 of our $750 million aggregate principal amount of 5.85% senior notes due November 2015 and our $1.0 billion aggregate principal amount of 5.90% senior notes due March 2016. The early redemption resulted in $47 million of additional interest expense during the nine months ended September 30, 2015 in our condensed consolidated statement of income.

In January 2015, we repaid at maturity $900 million aggregate principal amount of 6.50% senior notes due 2015. In April 2015, we repaid at maturity $1 billion aggregate principal amount of 3.65% senior notes due 2015. In August 2015, we repaid at maturity $673 million aggregate principal amount of 8.75% senior notes due 2015.

Revolving Credit Facilities

As of September 30, 2015, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.7 billion, which included $715 million available under NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) revolving credit facility.

Comcast Corporation

Commercial Paper Programs

As of September 30, 2015, NBCUniversal Enterprise had $635 million face amount of commercial paper outstanding.

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

Recurring Fair Value Measurements

	Fair Value as of
	September 30, 2015				December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$27	$—	$—	$27	$523
Available-for-sale securities	—	122	10	132	132
Interest rate swap agreements	—	80	—	80	84
Other	—	21	8	29	71
Total	$27	$223	$18	$268	$810

Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$7	$—	$7	$361
Contractual obligations	—	—	1,056	1,056	883
Contingent consideration	—	—	—	—	644
Other	—	41	—	41	8
Total	$—	$48	$1,056	$1,104	$1,896

Contractual Obligations and Contingent Consideration

In June 2015, we settled a contingent consideration liability related to the acquisition of NBCUniversal, which was based upon future net tax benefits realized by us that would affect future payments to General Electric Company, for a payment of $450 million, which is included as a financing activity in our condensed consolidated statement of cash flows. The settlement resulted in a gain for the nine months ended September 30, 2015 of $240 million, which was recorded to other income (expense), net in our condensed consolidated statement of income.

The estimated fair values of the contractual obligations in the table below are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The contractual obligations involve financial interests held by a third party in certain NBCUniversal businesses and are based on a percentage of future revenue of the specified businesses. The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain NBCUniversal businesses. The discount rates used in the measurements of fair value as of September 30, 2015 were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective

Comcast Corporation

contracts. The fair value adjustments to the contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income.

Changes in Contractual Obligations

(in millions)	Contractual Obligations
Balance, December 31, 2014	$883
Fair value adjustments	236
Payments	(63)
Balance, September 30, 2015	$1,056

Fair Value of Redeemable Subsidiary Preferred Stock

As of September 30, 2015, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $762 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Stock options	$40	$38	$118	$121
Restricted share units	67	55	205	171
Employee stock purchase plans	6	5	20	18
Total	$113	$98	$343	$310

As of September 30, 2015, we had unrecognized pretax compensation expense of $385 million and $681 million related to nonvested stock options and nonvested RSUs, respectively.

Note 10: Supplemental Financial Information

Receivables

(in millions)	September 30, 2015	December 31, 2014
Receivables, gross	$7,052	$6,885
Less: Allowance for returns and customer incentives	289	359
Less: Allowance for doubtful accounts	236	205
Receivables, net	$6,527	$6,321

Comcast Corporation

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2015	September 30, 2014
Unrealized gains (losses) on marketable securities	$1	$3
Deferred gains (losses) on cash flow hedges	(29)	(29)
Unrecognized gains (losses) on employee benefit obligations	(54)	70
Cumulative translation adjustments	(113)	(41)
Accumulated other comprehensive income (loss), net of deferred taxes	$(195)	$3

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2015	2014
Net income	$6,357	$6,596
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	6,410	5,929
Share-based compensation	430	386
Noncash interest expense (income), net	147	132
Equity in net (income) losses of investees, net	202	(87)
Cash received from investees	139	71
Net (gain) loss on investment activity and other	(344)	(24)
Deferred income taxes	67	358
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(322)	89
Film and television costs, net	(65)	(471)
Accounts payable and accrued expenses related to trade creditors	169	119
Other operating assets and liabilities	623	(796)
Net cash provided by operating activities	$13,813	$12,302

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Interest	$673	$656	$1,914	$1,820
Income taxes	$1,146	$974	$3,145	$2,878

Noncash Investing and Financing Activities

During the nine months ended September 30, 2015:

•	we acquired $1.2 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $617 million for a quarterly cash dividend of $0.25 per common share paid in October 2015

•	we used $517 million of equity securities to settle our obligations under prepaid forward sale agreements

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

Note 12: Financial Data by Business Segment

We present our operations in five reportable business segments:

•

Cable Communications: Consists of the operations of Comcast Cable, which is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to businesses and sell advertising.

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

	Three Months Ended September 30, 2015
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$11,740	$4,748	$1,777	$2,971	$1,851
NBCUniversal
Cable Networks	2,412	835	193	642	9
Broadcast Television	1,971	150	26	124	28
Filmed Entertainment	1,946	376	8	368	2
Theme Parks	896	458	72	386	156
Headquarters and Other(b)	5	(164)	81	(245)	94
Eliminations(c)	(79)	2	—	2	—
NBCUniversal	7,151	1,657	380	1,277	289
Corporate and Other	180	(232)	26	(258)	25
Eliminations(c)	(402)	11	—	11	—
Comcast Consolidated	$18,669	$6,184	$2,183	$4,001	$2,165

Comcast Corporation

	Three Months Ended September 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$11,041	$4,464	$1,561	$2,903	$1,644
NBCUniversal
Cable Networks	2,255	868	189	679	11
Broadcast Television	1,770	142	24	118	15
Filmed Entertainment	1,186	151	6	145	4
Theme Parks	786	402	68	334	184
Headquarters and Other(b)	4	(142)	84	(226)	81
Eliminations(c)	(80)	(5)	—	(5)	—
NBCUniversal	5,921	1,416	371	1,045	295
Corporate and Other	174	(197)	27	(224)	11
Eliminations(c)	(345)	21	—	21	—
Comcast Consolidated	$16,791	$5,704	$1,959	$3,745	$1,950

	Nine Months Ended September 30, 2015
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$34,899	$14,220	$5,178	$9,042	$4,972
NBCUniversal
Cable Networks	7,221	2,605	588	2,017	20
Broadcast Television	6,032	563	85	478	53
Filmed Entertainment	5,658	1,091	19	1,072	7
Theme Parks	2,320	1,075	214	861	484
Headquarters and Other(b)	12	(473)	243	(716)	265
Eliminations(c)	(258)	2	—	2	—
NBCUniversal	20,985	4,863	1,149	3,714	829
Corporate and Other	560	(709)	83	(792)	61
Eliminations(c)	(1,179)	32	—	32	—
Comcast Consolidated	$55,265	$18,406	$6,410	$11,996	$5,862

	Nine Months Ended September 30, 2014
(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)	$32,827	$13,428	$4,749	$8,679	$4,282
NBCUniversal
Cable Networks	7,236	2,677	558	2,119	30
Broadcast Television	6,207	504	78	426	52
Filmed Entertainment	3,713	634	16	618	8
Theme Parks	1,888	816	210	606	486
Headquarters and Other(b)	10	(464)	244	(708)	308
Eliminations(c)	(241)	(6)	—	(6)	—
NBCUniversal	18,813	4,161	1,106	3,055	884
Corporate and Other	520	(532)	74	(606)	30
Eliminations(c)	(1,117)	(11)	—	(11)	—
Comcast Consolidated	$51,043	$17,046	$5,929	$11,117	$5,196

Comcast Corporation

(a)	For the three and nine months ended September 30, 2015 and 2014, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
Residential:
Video	45.6%	46.9%	46.2%	47.5%
High-speed Internet	26.7%	25.7%	26.6%	25.6%
Voice	7.7%	8.3%	7.8%	8.4%
Business services	10.3%	9.2%	10.0%	8.8%
Advertising	5.1%	5.4%	4.8%	5.1%
Other	4.6%	4.5%	4.6%	4.6%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For both the three and nine months ended September 30, 2015 and 2014, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

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

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our NBCUniversal segments

•	our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment

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

In October 2015, Comcast MO Group, CCH and Comcast MO of Delaware merged with and into CCCL Parent. As the merger occurred subsequent to the balance sheet date, it is not reflected in the following condensed consolidating financial statements, which reflect our guarantee structure as of September 30, 2015.

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

Comcast Corporation

Condensed Consolidating Balance Sheet

September 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$209	$1,684	$—	$1,893
Investments	—	—	—	—	—	137	—	137
Receivables, net	—	—	—	—	—	6,527	—	6,527
Programming rights	—	—	—	—	—	1,130	—	1,130
Other current assets	342	—	—	—	39	1,433	—	1,814
Total current assets	342	—	—	—	248	10,911	—	11,501
Film and television costs	—	—	—	—	—	5,712	—	5,712
Investments	30	—	—	—	508	2,785	—	3,323
Investments in and amounts due from subsidiaries eliminated upon consolidation	84,507	109,269	116,604	63,108	42,103	107,420	(523,011)	—
Property and equipment, net	204	—	—	—	—	31,966	—	32,170
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,492	—	27,492
Other intangible assets, net	11	—	—	—	—	16,885	—	16,896
Other noncurrent assets, net	1,248	149	—	—	87	2,137	(1,121)	2,500
Total assets	$86,342	$109,418	$116,604	$63,108	$42,946	$264,672	$(524,132)	$158,958

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$8	$—	$—	$—	$—	$5,988	$—	$5,996
Accrued participations and residuals	—	—	—	—	—	1,491	—	1,491
Accrued expenses and other current liabilities	1,634	335	384	11	431	3,925	—	6,720
Current portion of long-term debt	750	—	—	—	1,007	1,395	—	3,152
Total current liabilities	2,392	335	384	11	1,438	12,799	—	17,359
Long-term debt, less current portion	29,829	133	1,828	822	8,223	3,770	—	44,605
Deferred income taxes	—	642	—	—	59	33,405	(975)	33,131
Other noncurrent liabilities	2,405	—	—	—	1,121	7,314	(146)	10,694
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,204	—	1,204
Equity:
Common stock	29	—	—	—	—	—	—	29
Other shareholders’ equity	51,687	108,308	114,392	62,275	32,105	205,931	(523,011)	51,687
Total Comcast Corporation shareholders’ equity	51,716	108,308	114,392	62,275	32,105	205,931	(523,011)	51,716
Noncontrolling interests	—	—	—	—	—	249	—	249
Total equity	51,716	108,308	114,392	62,275	32,105	206,180	(523,011)	51,965
Total liabilities and equity	$86,342	$109,418	$116,604	$63,108	$42,946	$264,672	$(524,132)	$158,958

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$—	$385	$3,525	$—	$3,910
Investments	—	—	—	—	—	602	—	602
Receivables, net	—	—	—	—	—	6,321	—	6,321
Programming rights	—	—	—	—	—	839	—	839
Other current assets	267	—	—	—	41	1,551	—	1,859
Total current assets	267	—	—	—	426	12,838	—	13,531
Film and television costs	—	—	—	—	—	5,727	—	5,727
Investments	36	—	—	—	378	2,721	—	3,135
Investments in and amounts due from subsidiaries eliminated upon consolidation	84,142	103,420	110,323	58,677	41,239	98,152	(495,953)	—
Property and equipment, net	199	—	—	—	—	30,754	—	30,953
Franchise rights	—	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	—	27,316	—	27,316
Other intangible assets, net	11	—	—	—	—	16,969	—	16,980
Other noncurrent assets, net	1,224	148	—	—	92	1,949	(1,080)	2,333
Total assets	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$19	$—	$—	$1	$—	$5,618	$—	$5,638
Accrued participations and residuals	—	—	—	—	—	1,347	—	1,347
Accrued expenses and other current liabilities	1,547	283	233	47	331	3,767	—	6,208
Current portion of long-term debt	1,650	—	—	677	1,006	884	—	4,217
Total current liabilities	3,216	283	233	725	1,337	11,616	—	17,410
Long-term debt, less current portion	27,616	126	1,827	822	9,218	4,408	—	44,017
Deferred income taxes	—	701	—	—	67	33,127	(936)	32,959
Other noncurrent liabilities	2,336	—	—	—	1,143	7,484	(144)	10,819
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	1,066	—	1,066
Equity:
Common stock	30	—	—	—	—	—	—	30
Other shareholders’ equity	52,681	102,458	108,263	57,130	30,370	197,732	(495,953)	52,681
Total Comcast Corporation shareholders’ equity	52,711	102,458	108,263	57,130	30,370	197,732	(495,953)	52,711
Noncontrolling interests	—	—	—	—	—	357	—	357
Total equity	52,711	102,458	108,263	57,130	30,370	198,089	(495,953)	53,068
Total liabilities and equity	$85,879	$103,568	$110,323	$58,677	$42,135	$255,790	$(497,033)	$159,339

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$18,669	$—	$18,669
Management fee revenue	251	—	244	151	—	—	(646)	—
	251	—	244	151	—	18,669	(646)	18,669
Costs and Expenses:
Programming and production	—	—	—	—	—	5,582	—	5,582
Other operating and administrative	146	—	244	151	235	5,264	(646)	5,394
Advertising, marketing and promotion	—	—	—	—	—	1,509	—	1,509
Depreciation	8	—	—	—	—	1,689	—	1,697
Amortization	1	—	—	—	—	485	—	486
	155	—	244	151	235	14,529	(646)	14,668
Operating income (loss)	96	—	—	—	(235)	4,140	—	4,001
Other Income (Expense):
Interest expense	(428)	(3)	(44)	(21)	(111)	(52)	—	(659)
Investment income (loss), net	3	(4)	—	—	(3)	(22)	—	(26)
Equity in net income (losses) of investees, net	2,210	2,123	1,963	1,701	1,289	928	(10,213)	1
Other income (expense), net	—	—	—	—	(7)	(46)	—	(53)
	1,785	2,116	1,919	1,680	1,168	808	(10,213)	(737)
Income (loss) before income taxes	1,881	2,116	1,919	1,680	933	4,948	(10,213)	3,264
Income tax (expense) benefit	115	2	16	7	(6)	(1,357)	—	(1,223)
Net income (loss)	1,996	2,118	1,935	1,687	927	3,591	(10,213)	2,041
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(45)	—	(45)
Net income (loss) attributable to Comcast Corporation	$1,996	$2,118	$1,935	$1,687	$927	$3,546	$(10,213)	$1,996
Comprehensive income (loss) attributable to Comcast Corporation	$1,967	$2,112	$1,936	$1,687	$902	$3,546	$(10,183)	$1,967

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue
Service revenue	$—	$—	$—	$—	$—	$16,791	$—	$16,791
Management fee revenue	237	—	237	146	—	—	(620)	—
	237	—	237	146	—	16,791	(620)	16,791
Costs and Expenses:
Programming and production	—	—	—	—	—	4,772	—	4,772
Other operating and administrative	197	—	237	146	203	4,854	(620)	5,017
Advertising, marketing and promotion	—	—	—	—	—	1,298	—	1,298
Depreciation	10	—	—	—	—	1,529	—	1,539
Amortization	1	—	—	—	—	419	—	420
	208	—	237	146	203	12,872	(620)	13,046
Operating income (loss)	29	—	—	—	(203)	3,919	—	3,745
Other Income (Expense):
Interest expense	(412)	(2)	(43)	(29)	(111)	(66)	—	(663)
Investment income (loss), net	1	2	—	—	(14)	32	—	21
Equity in net income (losses) of investees, net	2,840	2,556	2,362	1,801	1,144	835	(11,505)	33
Other income (expense), net	—	—	—	—	(3)	(93)	—	(96)
	2,429	2,556	2,319	1,772	1,016	708	(11,505)	(705)
Income (loss) before income taxes	2,458	2,556	2,319	1,772	813	4,627	(11,505)	3,040
Income tax (expense) benefit	134	—	15	10	(11)	(555)	—	(407)
Net income (loss)	2,592	2,556	2,334	1,782	802	4,072	(11,505)	2,633
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(41)	—	(41)
Net income (loss) attributable to Comcast Corporation	$2,592	$2,556	$2,334	$1,782	$802	$4,031	$(11,505)	$2,592
Comprehensive income (loss) attributable to Comcast Corporation	$2,609	$2,551	$2,335	$1,781	$785	$4,031	$(11,483)	$2,609

Comcast Corporation

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$55,265	$—	$55,265
Management fee revenue	747	—	727	457	—	—	(1,931)	—
	747	—	727	457	—	55,265	(1,931)	55,265
Costs and Expenses:
Programming and production	—	—	—	—	—	16,714	—	16,714
Other operating and administrative	597	—	727	457	727	15,176	(1,931)	15,753
Advertising, marketing and promotion	—	—	—	—	—	4,392	—	4,392
Depreciation	23	—	—	—	—	4,982	—	5,005
Amortization	4	—	—	—	—	1,401	—	1,405
	624	—	727	457	727	42,665	(1,931)	43,269
Operating income (loss)	123	—	—	—	(727)	12,600	—	11,996
Other Income (Expense):
Interest expense	(1,310)	(9)	(131)	(80)	(347)	(151)	—	(2,028)
Investment income (loss), net	4	(3)	—	—	(17)	40	—	24
Equity in net income (losses) of investees, net	6,963	6,511	5,937	5,060	3,801	2,489	(30,963)	(202)
Other income (expense), net	(3)	—	—	—	(2)	369	—	364
	5,654	6,499	5,806	4,980	3,435	2,747	(30,963)	(1,842)
Income (loss) before income taxes	5,777	6,499	5,806	4,980	2,708	15,347	(30,963)	10,154
Income tax (expense) benefit	415	4	46	28	(17)	(4,273)	—	(3,797)
Net income (loss)	6,192	6,503	5,852	5,008	2,691	11,074	(30,963)	6,357
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(165)	—	(165)
Net income (loss) attributable to Comcast Corporation	$6,192	$6,503	$5,852	$5,008	$2,691	$10,909	$(30,963)	$6,192
Comprehensive income (loss) attributable to Comcast Corporation	$6,143	$6,489	$5,852	$5,007	$2,639	$10,908	$(30,895)	$6,143

Comcast Corporation

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$—	$51,043	$—	$51,043
Management fee revenue	704	—	691	432	—	—	(1,827)	—
	704	—	691	432	—	51,043	(1,827)	51,043
Costs and Expenses:
Programming and production	—	—	—	—	—	15,554	—	15,554
Other operating and administrative	471	—	691	432	697	14,224	(1,827)	14,688
Advertising, marketing and promotion	—	—	—	—	—	3,755	—	3,755
Depreciation	25	—	—	—	—	4,682	—	4,707
Amortization	4	—	—	—	—	1,218	—	1,222
	500	—	691	432	697	39,433	(1,827)	39,926
Operating income (loss)	204	—	—	—	(697)	11,610	—	11,117
Other Income (Expense):
Interest expense	(1,199)	(8)	(132)	(88)	(360)	(166)	—	(1,953)
Investment income (loss), net	3	5	—	—	(9)	255	—	254
Equity in net income (losses) of investees, net	7,100	6,731	6,301	4,866	3,386	2,385	(30,682)	87
Other income (expense), net	—	—	—	—	—	(150)	—	(150)
	5,904	6,728	6,169	4,778	3,017	2,324	(30,682)	(1,762)
Income (loss) before income taxes	6,108	6,728	6,169	4,778	2,320	13,934	(30,682)	9,355
Income tax (expense) benefit	347	1	46	31	(22)	(3,162)	—	(2,759)
Net income (loss)	6,455	6,729	6,215	4,809	2,298	10,772	(30,682)	6,596
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	—	(141)	—	(141)
Net income (loss) attributable to Comcast Corporation	$6,455	$6,729	$6,215	$4,809	$2,298	$10,631	$(30,682)	$6,455
Comprehensive income (loss) attributable to Comcast Corporation	$6,402	$6,732	$6,217	$4,809	$2,302	$10,566	$(30,626)	$6,402

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(725)	$51	$69	$(93)	$(1,019)	$15,530	$—	$13,813
Investing Activities
Net transactions with affiliates	6,786	(51)	(69)	766	2,249	(9,681)	—	—
Capital expenditures	(19)	—	—	—	—	(5,843)	—	(5,862)
Cash paid for intangible assets	(3)	—	—	—	—	(913)	—	(916)
Acquisitions and construction of real estate properties	—	—	—	—	—	(116)	—	(116)
Acquisitions, net of cash acquired	—	—	—	—	—	(286)	—	(286)
Proceeds from sales of businesses and investments	—	—	—	—	1	419	—	420
Purchases of investments	(3)	—	—	—	(400)	(309)	—	(712)
Other	7	—	—	—	(5)	266	—	268
Net cash provided by (used in) investing activities	6,768	(51)	(69)	766	1,845	(16,463)	—	(7,204)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	—	(220)	—	(220)
Proceeds from borrowings	3,996	—	—	—	—	—	—	3,996
Repurchases and repayments of debt	(2,650)	—	—	(673)	(1,002)	(28)	—	(4,353)
Repurchases and retirements of common stock	(5,770)	—	—	—	—	—	—	(5,770)
Dividends paid	(1,823)	—	—	—	—	—	—	(1,823)
Issuances of common stock	35	—	—	—	—	—	—	35
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(178)	—	(178)
Other	169	—	—	—	—	(482)	—	(313)
Net cash provided by (used in) financing activities	(6,043)	—	—	(673)	(1,002)	(908)	—	(8,626)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(176)	(1,841)	—	(2,017)
Cash and cash equivalents, beginning of period	—	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of period	$—	$—	$—	$—	$209	$1,684	$—	$1,893

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2014

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	Combined CCHMO Parents	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(433)	$11	$84	$(88)	$(998)	$13,726	$—	$12,302
Investing Activities
Net transactions with affiliates	2,349	(11)	(84)	88	1,761	(4,103)	—	—
Capital expenditures	(3)	—	—	—	—	(5,193)	—	(5,196)
Cash paid for intangible assets	(2)	—	—	—	—	(733)	—	(735)
Acquisitions and construction of real estate properties	—	—	—	—	—	(28)	—	(28)
Acquisitions, net of cash acquired	—	—	—	—	—	(477)	—	(477)
Proceeds from sales of businesses and investments	—	—	—	—	1	621	—	622
Purchases of investments	(10)	—	—	—	(6)	(129)	—	(145)
Other	—	—	—	—	4	(125)	—	(121)
Net cash provided by (used in) investing activities	2,334	(11)	(84)	88	1,760	(10,167)	—	(6,080)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	—	913	—	(437)
Proceeds from borrowings	4,180	—	—	—	—	2	—	4,182
Repurchases and repayments of debt	(1,000)	—	—	—	(902)	(1,270)	—	(3,172)
Repurchases and retirements of common stock	(2,250)	—	—	—	—	—	—	(2,250)
Dividends paid	(1,676)	—	—	—	—	—	—	(1,676)
Issuances of common stock	33	—	—	—	—	—	—	33
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	—	(170)	—	(170)
Other	162	—	—	—	—	(65)	—	97
Net cash provided by (used in) financing activities	(1,901)	—	—	—	(902)	(590)	—	(3,393)
Increase (decrease) in cash and cash equivalents	—	—	—	—	(140)	2,969	—	2,829
Cash and cash equivalents, beginning of period	—	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of period	$—	$—	$—	$—	$196	$4,351	$—	$4,547

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

Cable Communications Segment

Comcast Cable is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these and other services to businesses. As of September 30, 2015, our cable systems had 27.4 million total customer relationships, served 22.3 million video customers, 22.9 million high-speed Internet customers and 11.3 million voice customers, and passed more than 55 million homes and businesses. Our Cable Communications segment generates revenue primarily from subscriptions to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the nine months ended September 30, 2015, our Cable Communications segment generated 63% of our consolidated revenue and 77% of our operating income before depreciation and amortization.

NBCUniversal Segments

NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses (collectively, the “NBCUniversal segments”).

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, various international cable networks, our cable television production operations, and related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming through distribution to subscription video on demand services and various other distribution platforms, and from the sale of our owned programming through digital distributors such as iTunes.

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

Other

Our other business interests primarily include Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Time Warner Cable Merger and Related Divestiture Transactions

On April 24, 2015, we and Time Warner Cable Inc. terminated our planned merger and we terminated our related agreement with Charter Communications, Inc. to spin off, exchange and sell certain cable systems.

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.

Competition for our bundled cable services that include video, high-speed Internet and/or voice services consists primarily of direct broadcast satellite (“DBS”) providers and phone companies with fiber-based networks. Our video business primarily competes with DBS providers, which have a national footprint and compete in all of our service areas, and phone companies with fiber-based networks, which overlap over 55% of our service areas and are continuing to expand their fiber-based networks. Our high-speed Internet services business primarily competes with phone companies with fiber-based networks, which overlap over 60% of our service areas and also are continuing to expand their fiber-based networks. Many of these competitors offer features, pricing and packaging for these services, individually and in bundles, comparable to what we offer. In July 2015, AT&T, our largest phone company competitor, acquired DirecTV, the nation’s largest DBS provider, which created an even larger competitor for our cable services that will have the ability to expand its cable service offerings to include bundled wireless offerings.

There also continue to be companies, some with significant financial resources, that potentially may compete on a larger scale with some or all of our cable services. For example, companies continue to emerge that provide Internet streaming and downloading of video programming, and existing companies have launched or announced plans to launch online video services that involve both linear and on-demand programming, some of which charge a lower, or even a nominal or no, fee. Google is offering high-speed Internet and video services in a limited number of areas in which we operate and recently announced plans to expand into additional geographic areas. Wireless Internet services, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as customers replace wireline phones with mobile phones and Internet-based phone services such as Skype.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal also must compete to obtain talent, programming and other resources required in operating these businesses.

Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior. Services and devices that enable online digital distribution of movies, television shows, and other cable and broadcast video programming continue to gain consumer acceptance and evolve. Several traditional providers of video services have begun to offer smaller packages of programming networks, including some services that are delivered directly to customers over the Internet, at prices lower than our traditional video services. These services and devices may negatively affect demand for our video services, as well as demand for content from our cable networks, broadcast television and filmed entertainment businesses, as the number of entertainment choices available to consumers increases and the challenges posed by audience fragmentation intensify and audience ratings are pressured. In addition, delayed viewing and advertising skipping have become more common as the penetration of digital video recorders (“DVRs”) and similar products has increased and as content has become increasingly available via video on demand services and Internet sources, which may have a negative impact on our advertising revenue.

In our Cable Communications segment, we believe that adding more content and delivering it through an increasing variety of platforms will assist in attracting and retaining customers for our cable services. To further enhance our video and high-speed Internet services, we continue to develop and launch new technology initiatives, such as our X1 platform and Cloud DVR technology, and deploy wireless gateways. In our NBCUniversal segments, to compete for consumers of our content and for customers at our theme parks, we have invested, and will continue to invest, substantial amounts in acquiring content and producing original content for our cable networks and broadcast television networks and our owned local broadcast television stations, including the acquisition of sports programming rights. We will also continue to invest in our film productions and in the development of new theme park attractions.

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

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Our U.S. advertising revenue is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. U.S. advertising revenue is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired on television, which typically results in higher advertising revenue in the second and fourth quarters of each year. Our revenue and operating costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) are cyclical as a result of our periodic broadcasts of major sporting events such as the Olympic Games, which affect our Cable Networks and Broadcast Television segments, and the Super Bowl, which affect our Broadcast Television segment. Our advertising revenue generally increases in the period of these broadcasts due to increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters, on DVD and through digital distributors. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holidays. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel, local entertainment offerings and seasonal weather variations. Our theme parks generally experience peak attendance during the summer months when schools are closed and during early winter and spring holiday periods.

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014		2015	2014
Revenue	$18,669	$16,791	11.2%	$55,265	$51,043	8.3%
Costs and Expenses:
Programming and production	5,582	4,772	17.0	16,714	15,554	7.5
Other operating and administrative	5,394	5,017	7.5	15,753	14,688	7.2
Advertising, marketing and promotion	1,509	1,298	16.2	4,392	3,755	17.0
Depreciation	1,697	1,539	10.2	5,005	4,707	6.3
Amortization	486	420	15.8	1,405	1,222	15.0
Operating income	4,001	3,745	6.9	11,996	11,117	7.9
Other income (expense) items, net	(737)	(705)	4.8	(1,842)	(1,762)	4.6
Income before income taxes	3,264	3,040	7.3	10,154	9,355	8.5
Income tax expense	(1,223)	(407)	200.0	(3,797)	(2,759)	37.6
Net income	2,041	2,633	(22.5)	6,357	6,596	(3.6)
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(45)	(41)	12.7	(165)	(141)	17.5
Net income attributable to Comcast Corporation	$1,996	$2,592	(23.0)%	$6,192	$6,455	(4.1)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Percentage changes that are considered not meaningful are denoted with NM.

Consolidated Revenue

Our Cable Communications, Filmed Entertainment, Broadcast Television and Cable Networks segments accounted for substantially all of the increase in consolidated revenue for the three months ended September 30, 2015. Our Cable Communications, Filmed Entertainment and Theme Parks segments accounted for the increase in consolidated revenue for the nine months ended September 30, 2015. The increase in consolidated revenue for the nine months ended September 30, 2015 was partially offset by a decrease in revenue in our Broadcast Television segment. Consolidated revenue for the nine months ended September 30, 2015 includes $376 million of revenue associated with our broadcast of the 2015 Super Bowl in February 2015 and consolidated revenue for the nine months ended September 30, 2014 includes $1.1 billion of revenue associated with our broadcast of the 2014 Sochi Olympics in February 2014. Excluding the impact of these events, consolidated revenue increased 9.9% for the nine months ended September 30, 2015.

Revenue for our Cable Communications and NBCUniversal segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Filmed Entertainment, Broadcast Television and Cable Networks segments accounted for substantially all of the increase in consolidated operating costs and expenses for the three months ended September 30, 2015. Our Cable Communications and Filmed Entertainment segments accounted for substantially all of the increase in consolidated operating costs and expenses for the nine months ended September 30, 2015. The increase for the nine months ended September 30, 2015 was partially offset by lower operating costs and expenses in our Broadcast Television segment, which were primarily due to our broadcast of the 2014 Sochi Olympics in February 2014.

Our consolidated operating costs and expenses for the nine months ended September 30, 2015 also included $178 million of transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions. These costs were $77 million and $138 million for the three and nine months ended September 30, 2014, respectively.

Operating costs and expenses for our Cable Communications and NBCUniversal segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated depreciation and amortization expenses increased for the three and nine months ended September 30, 2015 primarily due to increases in capital spending in our Cable Communications segment. Consolidated depreciation and amortization expenses also increased for the nine months ended September 30, 2015 due to the acceleration of amortization for certain intangible assets in the current year period. In addition, our consolidated depreciation and amortization expenses for the nine months ended September 30, 2015 included $20 million related to the write-off of certain capitalized costs associated with the Time Warner Cable merger and related divestiture transactions.

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

Cable Communications Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Residential:
Video	$5,348	$5,179	$169	3.3%
High-speed Internet	3,129	2,840	289	10.2
Voice	900	913	(13)	(1.4)
Business services	1,208	1,011	197	19.5
Advertising	593	596	(3)	(0.2)
Other	562	502	60	11.8
Total revenue	11,740	11,041	699	6.3
Operating costs and expenses
Programming	2,607	2,450	157	6.4
Technical and product support	1,495	1,385	110	8.0
Customer service	603	556	47	8.4
Franchise and other regulatory fees	347	328	19	6.0
Advertising, marketing and promotion	866	829	37	4.5
Other	1,074	1,029	45	4.3
Total operating costs and expenses	6,992	6,577	415	6.3
Operating income before depreciation and amortization	$4,748	$4,464	$284	6.4%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Residential:
Video	$16,110	$15,596	$514	3.3%
High-speed Internet	9,274	8,409	865	10.3
Voice	2,709	2,755	(46)	(1.7)
Business services	3,483	2,893	590	20.4
Advertising	1,679	1,690	(11)	(0.6)
Other	1,644	1,484	160	10.7
Total revenue	34,899	32,827	2,072	6.3
Operating costs and expenses
Programming	7,917	7,335	582	7.9
Technical and product support	4,370	4,140	230	5.6
Customer service	1,756	1,648	108	6.5
Franchise and other regulatory fees	1,028	974	54	5.6
Advertising, marketing and promotion	2,485	2,319	166	7.2
Other	3,123	2,983	140	4.7
Total operating costs and expenses	20,679	19,399	1,280	6.6
Operating income before depreciation and amortization	$14,220	$13,428	$792	5.9%

Customer Metrics

	Total Customers		Net Additional Customers
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2015	2014	2015(a)	2014	2015	2014
Total customer relationships	27,421	26,857	156	82	385	180
Single product customers	8,367	8,444	24	(66)	(42)	(308)
Double product customers	9,066	8,650	130	76	316	110
Triple product customers	9,988	9,763	1	72	112	379
Video customers	22,258	22,376	(48)	(81)	(124)	(200)
High-speed Internet customers	22,868	21,586	320	315	907	901
Voice customers	11,336	11,070	17	68	143	347

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

(a)

The improvement in video customer net losses in the third quarter of 2015 includes an 11,000 increase in net additions, compared to the third quarter of 2014, related to schools participating in our Xfinity On Campus service.

Cable Communications Segment—Revenue

Our Cable Communications segment leverages our existing cable distribution system to grow revenue by, among other things, adding new residential and business services customers, encouraging existing customers to add new or higher-tier services, and expanding our other services such as our business services offerings, advertising, and our home security and automation services. We offer our cable services in bundles and often provide promotional incentives. We seek to balance promotional offers and rate increases with their expected effects on the number of customers and overall revenue. Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2015 was $143.12 and $142.41, respectively. Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2014 was $137.24 and $136.27, respectively.

Video

Video revenue increased 3.3% for both the three and nine months ended September 30, 2015 compared to the same periods in 2014. An increase in the number of residential customers receiving additional and higher levels of video service and rate adjustments accounted for increases in revenue of 4.3% and 4.4% for the three and nine months ended September 30, 2015, respectively. As of September 30, 2015, the number of customers who subscribed to our advanced services, which are high-definition video and DVR services, increased 5.3% to 13.5 million customers compared to the same period in 2014. Video revenue for the nine months ended September 30, 2015 also increased due to revenue received from a boxing event available on pay-per-view. The increases in revenue in both periods were partially offset by fewer residential video customers compared to the same periods in 2014. The decreases in the number of residential video customers in both periods were primarily due to competitive pressures and the impact of rate adjustments. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 10.2% and 10.3% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. An increase in the number of residential customers receiving our high-speed Internet service accounted for increases in revenue of 5.6% for both the three and nine months ended September 30, 2015. The remaining increases in revenue for the three and nine months ended September 30, 2015 were primarily due to increases in the number of customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased 1.4% and 1.7% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. While the growth rate of residential customer additions slowed for the current year periods, the increase in the number of residential customers receiving voice services through our discounted bundled service offerings accounted for increases in revenue of 1.8% and 2.5% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases in revenue were more than offset by the impact of the allocation of voice revenue for our customers who receive bundled services. The amount allocated to voice revenue in the rate charged from bundled services decreased for the three and nine months ended September 30, 2015 because video and high-speed Internet rates increased while voice rates remained relatively flat.

Business Services

Business services revenue increased 19.5% and 20.4% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014. The increases were primarily due to increases in the number of small business customers receiving our high-speed Internet and voice services and rate adjustments. For both the three and nine months ended September 30, 2015, revenue from our small business customers represented over 70% of total business services revenue. The remaining increases in both periods were primarily due to continued growth in our medium-sized business services, including Ethernet network and advanced voice services. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue decreased slightly for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to decreases in political advertising revenue. Excluding political advertising revenue, advertising revenue increased 8.0% and 4.0% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014.

For the three and nine months ended September 30, 2015, 8% and 6%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For the three and nine months ended September 30, 2014, 4% and 5%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Other

Other revenue increased 11.8% and 10.7% for the three and nine months ended September 30, 2015, respectively, compared to the same periods in 2014 primarily due to increases in revenue from our home security and automation services, as well as increases in cable franchise and other regulatory fees.

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

Programming expenses increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increases in programming license fees, including sports programming costs and retransmission consent fees, and fees to secure rights for additional programming for our customers across an increasing number of platforms. Programming expenses also increased for the nine months ended September 30, 2015 compared to the same period in 2014 due to fees associated with a boxing event available on pay-per-view.

Technical and product support expenses increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to expenses related to improving the customer experience;

the development, delivery and support of our enhanced devices, including our X1 platform, Cloud DVR technology and wireless gateways; and the continued growth in business services and home security and automation services.

Customer service expenses increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increased support for improving the customer experience and resolving service issues. The increases in customer service expenses were also due to support activities associated with the continued deployment of our enhanced devices and services, which include our X1 platform, Cloud DVR technology, wireless gateways, and home security and automation services, and the continued growth in business services.

Franchise and other regulatory fees increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increases in the revenue on which the fees apply.

Advertising, marketing and promotion expenses increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increases in costs to support our advertising sales business, as well as increases in other administrative costs.

NBCUniversal Segments Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Cable Networks	$2,412	$2,255	$157	7.0%
Broadcast Television	1,971	1,770	201	11.3
Filmed Entertainment	1,946	1,186	760	64.0
Theme Parks	896	786	110	14.1
Headquarters, other and eliminations	(74)	(76)	2	NM
Total revenue	$7,151	$5,921	$1,230	20.8%
Operating Income Before Depreciation and Amortization
Cable Networks	$835	$868	$(33)	(3.9)%
Broadcast Television	150	142	8	6.1
Filmed Entertainment	376	151	225	149.5
Theme Parks	458	402	56	14.1
Headquarters, other and eliminations	(162)	(147)	(15)	NM
Total operating income before depreciation and amortization	$1,657	$1,416	$241	17.0%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Cable Networks	$7,221	$7,236	$(15)	(0.2)%
Broadcast Television	6,032	6,207	(175)	(2.8)
Filmed Entertainment	5,658	3,713	1,945	52.4
Theme Parks	2,320	1,888	432	22.9
Headquarters, other and eliminations	(246)	(231)	(15)	NM
Total revenue	$20,985	$18,813	$2,172	11.5%
Operating Income Before Depreciation and Amortization
Cable Networks	$2,605	$2,677	$(72)	(2.7)%
Broadcast Television	563	504	59	11.8
Filmed Entertainment	1,091	634	457	72.2
Theme Parks	1,075	816	259	31.8
Headquarters, other and eliminations	(471)	(470)	(1)	NM
Total operating income before depreciation and amortization	$4,863	$4,161	$702	16.9%

Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Distribution	$1,392	$1,281	$111	8.6%
Advertising	813	796	17	2.0
Content licensing and other	207	178	29	17.6
Total revenue	2,412	2,255	157	7.0
Operating costs and expenses
Programming and production	1,127	972	155	15.9
Other operating and administrative	320	302	18	6.5
Advertising, marketing and promotion	130	113	17	14.9
Total operating costs and expenses	1,577	1,387	190	13.8
Operating income before depreciation and amortization	$835	$868	$(33)	(3.9)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Distribution	$4,091	$4,024	$67	1.7%
Advertising	2,581	2,637	(56)	(2.1)
Content licensing and other	549	575	(26)	(4.4)
Total revenue	7,221	7,236	(15)	(0.2)
Operating costs and expenses
Programming and production	3,275	3,283	(8)	(0.3)
Other operating and administrative	945	914	31	3.6
Advertising, marketing and promotion	396	362	34	9.4
Total operating costs and expenses	4,616	4,559	57	1.3
Operating income before depreciation and amortization	$2,605	$2,677	$(72)	(2.7)%

Cable Networks Segment—Revenue

Cable Networks revenue increased for the three months ended September 30, 2015 compared to the same period in 2014 due to increases in distribution revenue, content licensing and other revenue, and advertising revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements, which were partially due to the premiere of NASCAR programming on NBC Sports Network in the current year period. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. The increase in advertising revenue was due to advertising revenue associated with the broadcast of NASCAR programming. In addition, while we continued to experience audience ratings declines that negatively affected advertising revenue, the impact of audience ratings was partially offset by higher prices for, and an increase in the volume of, advertising units sold.

Cable Networks revenue decreased for the nine months ended September 30, 2015 compared to the same period in 2014 due to decreases in advertising revenue and content licensing and other revenue, which were partially offset by an increase in distribution revenue. The decrease in advertising revenue was primarily due to $80 million in revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by the benefit from a reduction in deferred advertising revenue in the current year period. In addition, while we continued to experience audience ratings declines that negatively affected advertising revenue, the impact of audience ratings was partially offset by higher prices for, and an increase in the volume of, advertising units sold. The decrease in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements in the current year period, which were partially offset by $177 million in revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics. Excluding $257 million of revenue associated with our broadcast of the 2014 Sochi Olympics in the prior year period, Cable Networks revenue increased 3.5% for the nine months ended September 30, 2015.

For both the three and nine months ended September 30, 2015, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. For the three and nine months ended September 30, 2014, 13% and 12%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to an increase in programming and production costs. The increase in programming and production costs was primarily due to our continued investment in programming, including the premiere of NASCAR programming and other sports programming rights costs in the current year period.

Operating costs and expenses increased for the nine months ended September 30, 2015 compared to the same period in 2014 due to increases in advertising, marketing and promotion expenses and other operating and administrative expenses, which were partially offset by a decrease in programming and production costs. The increase in advertising, marketing and promotion expenses for the nine months ended September 30, 2015 was primarily due to an increase in marketing expenses related to the launch of new programming on our cable networks. The increase in other operating and administrative expenses was primarily due to an increase in employee-related costs. The decrease in programming and production costs was primarily due to costs associated with our broadcast of the 2014 Sochi Olympics in the prior year period, which was partially offset by our continued investment in programming, including sports programming rights costs, in the current year period.

Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Advertising	$1,185	$1,153	$32	2.8%
Content licensing	537	402	135	33.5
Other	249	215	34	15.7
Total revenue	1,971	1,770	201	11.3
Operating costs and expenses
Programming and production	1,357	1,214	143	11.8
Other operating and administrative	326	290	36	11.8
Advertising, marketing and promotion	138	124	14	11.9
Total operating costs and expenses	1,821	1,628	193	11.8
Operating income before depreciation and amortization	$150	$142	$8	6.1%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Advertising	$3,974	$4,231	$(257)	(6.1)%
Content licensing	1,342	1,242	100	8.1
Other	716	734	(18)	(2.5)
Total revenue	6,032	6,207	(175)	(2.8)
Operating costs and expenses
Programming and production	4,133	4,425	(292)	(6.6)
Other operating and administrative	957	901	56	6.0
Advertising, marketing and promotion	379	377	2	0.7
Total operating costs and expenses	5,469	5,703	(234)	(4.1)
Operating income before depreciation and amortization	$563	$504	$59	11.8%

Broadcast Television Segment—Revenue

Broadcast Television revenue increased for the three months ended September 30, 2015 compared to the same period in 2014 due to increases in content licensing revenue, other revenue and advertising revenue. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. The increase in other revenue was primarily due to an increase in fees recognized under our retransmission consent agreements, as well as new syndication agreements entered into in the current year period. The increase in advertising revenue was primarily due to higher demand in the scatter market partially offset by one less broadcast of a NFL game compared to the same period in 2014.

Broadcast Television revenue decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to a decrease in advertising revenue, which was partially offset by an increase in content licensing revenue. The decrease in advertising revenue was primarily due to additional advertising revenue in the prior year period associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by an increase in advertising revenue in the current year period associated with our broadcast of the 2015 Super Bowl. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. Excluding $846 million of revenue associated with our broadcast of the 2014 Sochi Olympics in the prior year period and $376 million of revenue associated with our broadcast of the 2015 Super Bowl in the current year period, revenue increased 5.5% for the nine months ended September 30, 2015.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended September 30, 2015 compared to the same period in 2014 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to the timing of content provided under our licensing agreements and higher studio production costs. The increase in other operating and administrative expenses was primarily due to an increase in employee-related costs.

Operating costs and expenses decreased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to our broadcast of the 2014 Sochi Olympics in the prior year period. The decrease was partially offset by an increase in programming and production costs associated with our broadcast of the 2015 Super Bowl and an increase in other operating and administrative expenses that was primarily due to an increase in employee-related costs.

Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Theatrical	$886	$265	$621	234.5%
Content licensing	496	439	57	12.9
Home entertainment	379	321	58	18.2
Other	185	161	24	14.1
Total revenue	1,946	1,186	760	64.0
Operating costs and expenses
Programming and production	911	541	370	68.3
Other operating and administrative	221	223	(2)	(0.9)
Advertising, marketing and promotion	438	271	167	61.5
Total operating costs and expenses	1,570	1,035	535	51.6
Operating income before depreciation and amortization	$376	$151	$225	149.5%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue
Theatrical	$2,663	$836	$1,827	218.7%
Content licensing	1,401	1,366	35	2.5
Home entertainment	1,065	1,036	29	2.8
Other	529	475	54	11.3
Total revenue	5,658	3,713	1,945	52.4
Operating costs and expenses
Programming and production	2,671	1,692	979	57.9
Other operating and administrative	631	620	11	1.6
Advertising, marketing and promotion	1,265	767	498	64.9
Total operating costs and expenses	4,567	3,079	1,488	48.3
Operating income before depreciation and amortization	$1,091	$634	$457	72.2%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to an increase in theatrical revenue. The increase in theatrical revenue for the three months ended September 30, 2015 was due to the strong performances of Jurassic World and Minions in the current year period. The increase in theatrical revenue for the nine months ended September 30, 2015 was due to the strong performance of our larger film slate, which included Furious 7, Jurassic World and Minions, in the current year period.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increases in programming and production costs as well as advertising, marketing and promotion expenses. The increases in programming and production costs were primarily due to higher amortization of film production costs associated with our larger film slate, which included Furious 7, Jurassic World and Minions, compared to the same periods in 2014. The increases in advertising, marketing and promotion expenses were primarily due to higher promotional costs associated with our larger film slate. Operating costs and expenses for both the three and nine months ended September 30, 2015 included $31 million of expenses associated with fair value adjustments to capitalized film production costs. Operating costs and expenses for the three and nine months ended September 30, 2014 included $7 million and $25 million, respectively, of expenses associated with fair value adjustments to capitalized film production costs.

Theme Parks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$896	$786	$110	14.1%
Operating costs and expenses	438	384	54	14.1
Operating income before depreciation and amortization	$458	$402	$56	14.1%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$2,320	$1,888	$432	22.9%
Operating costs and expenses	1,245	1,072	173	16.2
Operating income before depreciation and amortization	$1,075	$816	$259	31.8%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increases in guest attendance and increases in per capita spending as a result of the continued success of our attractions, including The Wizarding World of Harry Potter™—Diagon Alley™ in Orlando, which opened in July 2014 and the Fast and Furious™—Supercharged™ studio tour in Hollywood, which opened in July 2015.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to additional costs associated with newer attractions, such as The Wizarding World of Harry Potter™—Diagon Alley™ in Orlando and the Fast and Furious™—Supercharged™ studio tour in Hollywood, and costs associated with increased attendance and per capita spending. Operating costs and expenses also increased for the three and nine months ended September 30, 2015 due to $18 million of transaction-related costs related to an agreement to enter into a joint venture to build and operate a theme park in China.

Corporate and Other Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$180	$174	$6	3.2%
Operating costs and expenses	412	371	41	10.7
Operating loss before depreciation and amortization	$(232)	$(197)	$(35)	(17.4)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2015	2014	$	%
Revenue	$560	$520	$40	7.7%
Operating costs and expenses	1,269	1,052	217	20.6
Operating loss before depreciation and amortization	$(709)	$(532)	$(177)	(33.2)%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue increased for the three and nine months ended September 30, 2015 compared to the same periods in 2014 primarily due to increases in revenue from food and other services associated with new contracts entered into by our Comcast Spectacor business.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily includes overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast Spectacor.

Corporate and Other operating costs and expenses for the three and nine months ended September 30, 2015 included $56 million of expenses related to a contract settlement. Corporate and Other operating expenses for the nine months ended September 30, 2015 included $178 million of transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions. Corporate and Other operating costs and expenses for the three and nine months ended September 30, 2014 included $77 million and $138 million, respectively, of transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Interest expense	$(659)	$(663)	$(2,028)	$(1,953)
Investment income (loss), net	(26)	21	24	254
Equity in net income (losses) of investees, net	1	33	(202)	87
Other income (expense), net	(53)	(96)	364	(150)
Total	$(737)	$(705)	$(1,842)	$(1,762)

Interest Expense

Interest expense remained relatively flat for the three months ended September 30, 2015 compared to the same period in 2014. Interest expense increased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to $47 million of additional interest expense associated with the early redemption in June 2015 of our $750 million aggregate principal amount of 5.85% senior notes due November 2015 and our $1.0 billion aggregate principal amount of 5.90% senior notes due March 2016.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2015 and 2014 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The change in equity in net income (losses) of investees, net for the three months ended September 30, 2015 compared to the same period in 2014 was primarily due to changes in the operating results of our equity method investments. The change in equity in net income (losses) of investees, net for the nine months ended

September 30, 2015 compared to the same period in 2014 was primarily due to The Weather Channel Holding Corp. recording an impairment charge related to goodwill in the current year period. We recorded an expense of $252 million representing NBCUniversal’s proportionate share of this impairment charge in equity in net income (losses) of investees, net.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2015 included a gain of $43 million related to an equity method investment, which was more than offset by $100 million of expenses related to fair value adjustments to contractual obligations. Other income (expense), net for the three months ended September 30, 2014 included $35 million of expenses related to the indemnification receivable associated with the adjustment to our accruals for uncertain tax positions and $52 million of expenses related to fair value adjustments to contractual obligations.

Other income (expense), net for the nine months ended September 30, 2015 included gains of $335 million on the sales of a business and an investment and $240 million on the settlement of a contingent consideration liability with General Electric Company related to the acquisition of NBCUniversal which was partially offset by $236 million of expenses related to fair value adjustments to contractual obligations. Other income (expense), net for the nine months ended September 30, 2014 included a $27 million favorable settlement of a contingency related to the AT&T Broadband transaction in 2002, which was more than offset by $120 million of expenses related to fair value adjustments to contractual obligations.

Consolidated Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2015 and 2014 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. During the three months ended September 30, 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions that resulted in a decrease of $759 million in income tax expense. We expect our 2015 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or further changes in uncertain tax positions. It is reasonably possible that certain tax contests could be resolved within the next 12 months that may result in a decrease in our effective tax rate.

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

In September 2015, NBCUniversal entered into an agreement to acquire a 51% economic interest in the entity that owns the Universal Studios Japan theme park for $1.5 billion. The acquisition is expected to be funded through cash on hand and borrowings under our commercial paper program. The transaction, which is subject to customary closing conditions, is expected to close in the fourth quarter of 2015.

On March 30, 2015, we entered into an agreement to establish a new, strategic company focused on investing in and operating growth-oriented companies, both domestically and internationally. Michael J. Angelakis, who served as our Chief Financial Officer through June 30, 2015, will serve as the Chief Executive Officer of this company, and the agreement will be exclusively with us as the only non-management investor. The company will have a term of up to 12 years. We have committed to invest up to $4 billion in the company and also will pay an annual $40 million management fee, subject to certain offsets.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2015	2014
Operating income	$11,996	$11,117
Depreciation and amortization	6,410	5,929
Operating income before depreciation and amortization	18,406	17,046
Noncash share-based compensation	430	386
Changes in operating assets and liabilities	108	(343)
Cash basis operating income	18,944	17,089
Payments of interest	(1,914)	(1,820)
Payments of income taxes	(3,145)	(2,878)
Excess tax benefits under share-based compensation	(255)	(240)
Other	183	151
Net cash provided by operating activities	$13,813	$12,302

The variance in changes in operating assets and liabilities for the nine months ended September 30, 2015 compared to the same period in 2014 was primarily due to the timing of film and television production and related costs, net of amortization related to our larger film slate, our broadcast of the 2015 Super Bowl, and increases in deferred revenue offset by the timing of collections on our receivables.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2015 consisted primarily of cash paid for capital expenditures, intangible assets, acquisitions and the purchases of investments, which was partially offset by proceeds from the sale of businesses and investments. Capital expenditures increased for the nine months ended September 30, 2015 compared to the same period in 2014 primarily due to increased spending in our Cable Communications segment on customer premise equipment related to the deployment of our X1 platform and wireless gateways, our continued investment in network infrastructure to increase network capacity, increased investment in support capital as we expand our cloud-based initiatives, and our continued investment to expand business services. Purchases of investments increased for the nine months ended September 30, 2015 compared to the same period in 2014 as NBCUniversal made an additional investment in Vox Media, Inc. and acquired an interest in BuzzFeed, Inc.

Financing Activities

Net cash used in financing activities for the nine months ended September 30, 2015 consisted primarily of repurchases of our common stock, repayments of debt and dividend payments, which were partially offset by proceeds from new borrowings.

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

As of September 30, 2015, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and undrawn letters of credit, totaled $6.7 billion, which included $715 million available under NBCUniversal Enterprise’s credit facility.

Share Repurchases and Dividends

In February 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. During the nine months ended September 30, 2015, we repurchased approximately 100 million shares of our Class A and Class A Special common stock for approximately $5.8 billion. We continue to plan to repurchase $6.75 billion during 2015, subject to market conditions.

In February 2015, our Board of Directors approved an 11.1% increase in our dividend to $1.00 per share on an annualized basis. In each of February, May and July 2015, our Board of Directors approved a quarterly dividend of $0.25 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2015	$630	April
Three months ended June 30, 2015	$624	July
Three months ended September 30, 2015	$617	October

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights, accounting for income taxes, and accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2015 and no impairment charge was required.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s common stock repurchases under its Board-authorized share repurchase program during the three months ended September 30, 2015.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
July 1-31, 2015
Comcast Class A	—	$—	—	$—	$6,415,000,000
Comcast Class A Special	—	$—	—	$—	$6,415,000,000
August 1-31, 2015
Comcast Class A	2,710,498	$55.52	2,710,498	$150,488,597	$6,264,511,403
Comcast Class A Special	—	$—	—	$—	$6,264,511,403
September 1-30, 2015
Comcast Class A	13,513,932	$57.99	13,513,932	$783,723,554	$5,480,787,849
Comcast Class A Special	20,871,773	$59.93	20,871,773	$1,250,787,795	$4,230,000,054
Total	37,096,203	$58.90	37,096,203	$2,184,999,946	$4,230,000,054

(a)

In February 2015, our Board of Directors increased our share repurchase authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We continue to plan to repurchase $6.75 billion during 2015, subject to market conditions.

The total number of shares purchased during the three months ended September 30, 2015 does not include any shares received in the administration of employee share-based compensation plans.

ITEM 5: OTHER INFORMATION

Employment Agreement

On October 23, 2015, the Company entered into a new employment agreement with Mr. David L. Cohen, Senior Executive Vice President, which secures his employment through December 31, 2020. The agreement follows the standard form of employment agreement used by the Company for its named executive officers and includes an obligation to work full-time for the Company, as well as non-solicitation, non-competition and confidentiality obligations. The agreement does not provide for any increase in base salary, but his annual cash bonus opportunity will increase to 250% of base salary for 2016 (based on the achievement of performance goals). The agreement continues the structure of Mr. Cohen’s prior employment agreement of crediting a specified contribution amount to the Company’s deferred compensation plan each year during the term of the agreement, beginning in 2016 in the amount of $1,276,281, with annual contributions increasing by 5% each year during the term of the agreement thereafter. Also under the agreement, Mr. Cohen will be granted a restricted stock unit award having a value of $3 million that will vest over a five year period (with 15% vesting thirteen months following the date of grant and on each of the second through fourth anniversaries of the date of grant and 40% vesting on the fifth anniversary), subject to continued employment through the relevant vesting date and the performance condition that the Company’s operating cash flow for the twelve-month period ending September 30, 2016 equals at least 101% of the operating cash flow for the prior twelve-month period (or that the operating cash flow for any subsequent twelve month period ended September 30th during the vesting period equals at least 101% of that of the prior twelve month period).

The above summary is qualified in its entirety by the terms and conditions set forth in the agreement and the form of restricted stock unit award, copies of which are attached hereto as Exhibit 10.1 and 10.2, respectively.

Amended and Restated By-Laws

Effective October 23, 2015, the Company’s Board of Directors amended the Company’s Amended and Restated By-Laws as follows:

•

Section 2.09(iii) was added in its entirety, which provides that, effective after the Company’s 2016 annual meeting of shareholders, notice of any shareholder proposals (other than those seeking to nominate directors) that are intended to be presented at an annual meeting but will not be included in the Company’s proxy statement must be received by the Company not less than 90 days nor more than 120 days prior to the anniversary date of the prior year’s annual meeting (unless the applicable annual meeting is not within 30 days before or after the anniversary date of the prior year’s annual meeting). Currently (and until such time as Section 2.09(iii) becomes effective), such notice must be received not less than 60 days nor more than 90 days prior to such anniversary date. Following the effectiveness of Section 2.09(iii), the timeframes for notices of such shareholder proposals will be conformed to the timeframes currently applicable for notices of shareholder nominations for the election of directors that are set forth in Section 3.10.

•

The second sentence of Section 2.07(a) was amended to provide that the Company may, in lieu of making a list of shareholders entitled to vote at a meeting of shareholders available for inspection at such meeting, provide such shareholder list to a judge of election if one is so appointed for the meeting.

•

Section 3.05 was amended to conform language about participation in meetings of the Board of Directors by electronic means to the language contained in the first sentence of Section 2.08 about participation in meetings of shareholders by electronic means.

The above summary is qualified in its entirety by reference to the full text of the Amended and Restated By-Laws, a copy of which is attached hereto as Exhibit 3.1.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
3.1	Amended and Restated By-Laws of Comcast Corporation.
4.1

Fourth Supplemental Indenture, dated October 1, 2015, to the Indenture dated January 7, 2003 between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, as supplemented by a First Supplemental Indenture dated March 25, 2003, a second Supplemental Indenture dated August 31, 2009 and a third Supplemental Indenture dated March 27, 2013.

4.2

Second Supplemental Indenture, dated October 1, 2015, to the Indenture dated April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated March 27, 2013.

10.1*	Employment Agreement between Comcast Corporation and David L. Cohen, dated as of October 23, 2015.
10.2*	Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on October 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
4.1

Fourth Supplemental Indenture, dated October 1, 2015, to the Indenture dated January 7, 2003 between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, as supplemented by a First Supplemental Indenture dated March 25, 2003, a second Supplemental Indenture dated August 31, 2009 and a third Supplemental Indenture dated March 27, 2013.

4.2

Second Supplemental Indenture, dated October 1, 2015, to the Indenture dated April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated March 27, 2013.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2015, filed with the Securities and Exchange Commission on October 27, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 27, 2015

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President (Principal Accounting Officer)

Date: October 27, 2015

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	September 30, 2015	December 31, 2014
Assets
Current Assets:
Cash and cash equivalents	$1,069	$1,248
Receivables, net	5,056	4,842
Note receivable from Comcast	77	—
Programming rights	1,116	825
Other current assets	750	823
Total current assets	8,068	7,738
Film and television costs	5,708	5,714
Investments	1,092	882
Property and equipment, net of accumulated depreciation of $2,618 and $2,167	8,455	8,138
Goodwill	14,946	14,908
Intangible assets, net of accumulated amortization of $5,444 and $4,829	13,862	14,187
Other noncurrent assets, net	1,201	1,050
Total assets	$53,332	$52,617

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,473	$1,388
Accrued participations and residuals	1,491	1,347
Program obligations	553	687
Deferred revenue	1,185	821
Accrued expenses and other current liabilities	1,609	1,422
Note payable to Comcast	—	865
Current portion of long-term debt	1,025	1,023
Total current liabilities	7,336	7,553
Long-term debt, less current portion	8,231	9,226
Accrued participations, residuals and program obligations	1,238	1,149
Other noncurrent liabilities	3,834	3,722
Commitments and contingencies
Redeemable noncontrolling interests	367	330
Equity:
Member’s capital	32,316	30,529
Accumulated other comprehensive income (loss)	(211)	(159)
Total NBCUniversal member’s equity	32,105	30,370
Noncontrolling interests	221	267
Total equity	32,326	30,637
Total liabilities and equity	$53,332	$52,617

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Revenue	$7,151	$5,921	$20,985	$18,813
Costs and Expenses:
Programming and production	3,312	2,633	9,822	9,117
Other operating and administrative	1,534	1,363	4,306	3,977
Advertising, marketing and promotion	704	509	2,050	1,558
Depreciation	163	160	493	498
Amortization	217	211	656	608
	5,930	4,876	17,327	15,758
Operating income	1,221	1,045	3,658	3,055
Other Income (Expense):
Interest expense	(116)	(125)	(361)	(381)
Investment income (loss), net	—	3	(4)	18
Equity in net income (losses) of investees, net	(14)	20	(241)	49
Other income (expense), net	(69)	(59)	(57)	(136)
	(199)	(161)	(663)	(450)
Income before income taxes	1,022	884	2,995	2,605
Income tax expense	(60)	(51)	(171)	(189)
Net income	962	833	2,824	2,416
Net (income) loss attributable to noncontrolling interests	(35)	(31)	(133)	(118)
Net income attributable to NBCUniversal	$927	$802	$2,691	$2,298

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Net income	$962	$833	$2,824	$2,416
Unrealized gains (losses) on marketable securities, net	—	(2)	—	3
Deferred gains (losses) on cash flow hedges, net	(6)	11	(12)	9
Employee benefit obligations, net	22	—	22	—
Currency translation adjustments, net	(41)	(26)	(62)	(8)
Comprehensive income	937	816	2,772	2,420
Net (income) loss attributable to noncontrolling interests	(35)	(31)	(133)	(118)
Comprehensive income attributable to NBCUniversal	$902	$785	$2,639	$2,302

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2015	2014
Net cash provided by operating activities	$4,318	$3,156
Investing Activities
Capital expenditures	(829)	(884)
Cash paid for intangible assets	(99)	(86)
Acquisitions, net of cash acquired	(38)	(118)
Note receivable from Comcast	(77)	—
Proceeds from sales of businesses and investments	218	—
Purchases of investments	(626)	(29)
Other	186	(140)
Net cash provided by (used in) investing activities	(1,265)	(1,257)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	(896)	279
Repurchases and repayments of debt	(1,004)	(904)
Distributions to noncontrolling interests	(146)	(135)
Distributions to member	(1,186)	(1,237)
Other	—	(4)
Net cash provided by (used in) financing activities	(3,232)	(2,001)
Increase (decrease) in cash and cash equivalents	(179)	(102)
Cash and cash equivalents, beginning of period	1,248	967
Cash and cash equivalents, end of period	$1,069	$865

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2013	$231	$29,056	$(16)	$287	$29,327
Issuance of subsidiary shares to noncontrolling interests	85
Dividends declared		(1,237)			(1,237)
Contributions from (distributions to) noncontrolling interests, net	(15)			(120)	(120)
Other comprehensive income (loss)			4		4
Other		(2)		(1)	(3)
Net income (loss)	21	2,298		97	2,395
Balance, September 30, 2014	$322	$30,115	$(12)	$263	$30,366
Balance, December 31, 2014	$330	$30,529	$(159)	$267	$30,637
Dividends declared		(1,186)			(1,186)
Contributions from (distributions to) noncontrolling interests, net	(19)			(127)	(127)
Contribution from member		252			252
Other comprehensive income (loss)			(52)		(52)
Other	28	30		(24)	6
Net income (loss)	28	2,691		105	2,796
Balance, September 30, 2015	$367	$32,316	$(211)	$221	$32,326

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

Consolidations

In February 2015, FASB updated the accounting guidance related to consolidation under the variable interest entity (“VIE”) and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for VIEs, limited partnerships and similar legal entities. The updated accounting guidance will be effective for us on January 1, 2016, and early adoption is permitted. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

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

NBCUniversal Media, LLC

Note 3: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast.

We generate revenue from Comcast primarily from the distribution of our cable network programming and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to advertising and various support services provided by Comcast to us.

Comcast is also the counterparty to one of our contractual obligations. As of September 30, 2015, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	September 30, 2015	December 31, 2014
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$236	$229
Note receivable from Comcast	$77	$—
Accounts payable and accrued expenses related to trade creditors	$58	$47
Accrued expenses and other current liabilities	$43	$8
Note payable to Comcast	$—	$865
Other noncurrent liabilities	$383	$383

Condensed Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$334	$316	$1,006	$989
Operating costs and expenses	$(71)	$(32)	$(164)	$(96)
Other income (expense)	$(7)	$(10)	$(25)	$(32)

Note 4: Film and Television Costs

(in millions)	September 30, 2015	December 31, 2014
Film Costs:
Released, less amortization	$1,365	$1,371
Completed, not released	208	71
In production and in development	768	1,189
	2,341	2,631
Television Costs:
Released, less amortization	1,505	1,273
In production and in development	699	505
	2,204	1,778
Programming rights, less amortization	2,279	2,130
	6,824	6,539
Less: Current portion of programming rights	1,116	825
Film and television costs	$5,708	$5,714

NBCUniversal Media, LLC

Note 5: Investments

(in millions)	September 30, 2015	December 31, 2014
Fair Value Method	$10	$10
Equity Method:
The Weather Channel	81	335
Hulu	247	167
Other	298	338
	626	840
Cost Method	456	32
Total investments	$1,092	$882

Equity Method

During the nine months ended September 30, 2015, The Weather Channel Holding Corp. (“The Weather Channel”) recorded an impairment charge related to goodwill. We recorded an expense of $252 million representing our proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

Cost Method

In September 2015, we made an additional investment in Vox Media, Inc. (“Vox Media”) and acquired an interest in BuzzFeed, Inc. (“BuzzFeed”) for $200 million each in cash. Vox Media is a digital media company comprised of eight distinct brands. BuzzFeed is a global media company that produces and distributes original news, entertainment and videos.

Note 6: Long-Term Debt

As of September 30, 2015, our debt had a carrying value of $9.3 billion and an estimated fair value of $10.2 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

In April 2015, we repaid at maturity $1 billion aggregate principal amount of 3.65% senior notes due 2015.

Cross-Guarantee Structure

In 2013, we, Comcast and certain of Comcast’s 100% owned cable holding company subsidiaries (the “cable guarantors”) entered into a series of agreements and supplemental indentures to include us as a part of Comcast’s existing cross-guarantee structure. As members of the cross-guarantee structure, Comcast and the cable guarantors fully and unconditionally guarantee our public debt securities, and we fully and unconditionally guarantee all of Comcast’s and the cable guarantors’ public debt securities. As of September 30, 2015, we guaranteed $33.2 billion of outstanding debt securities of Comcast and the cable guarantors. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due June 2017, of which no amounts were outstanding as of September 30, 2015.

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

NBCUniversal Media, LLC

particular input to the fair value measurement requires judgment and may affect the valuation of financial instruments and their classification within the fair value hierarchy.

Our financial instruments that are accounted for at fair value on a recurring basis were not material for all periods presented, except for the liabilities associated with our contractual obligations. The estimated fair values of the contractual obligations in the table below are primarily based on certain expected future discounted cash flows, the determination of which involves the use of significant unobservable inputs. The contractual obligations involve financial interests held by a third party in certain of our businesses and are based on a percentage of future revenue of the specified businesses. The most significant unobservable inputs we use include our estimates of the future revenue we expect to generate from certain of our businesses. The discount rates used in the measurements of fair value as of September 30, 2015 were between 12% and 13% and are based on the underlying risk associated with our estimate of future revenue and the terms of the respective contracts. The fair value adjustments to the contractual obligations are sensitive to the assumptions related to future revenue, as well as to current interest rates, and therefore the adjustments are recorded to other income (expense), net in our condensed consolidated statement of income. Since the inputs used are not quoted market prices or observable inputs, we classify these contractual obligations as Level 3 financial instruments.

Changes in Contractual Obligations

(in millions)	Contractual Obligations
Balance, December 31, 2014	$883
Fair value adjustments	236
Payments	(63)
Balance, September 30, 2015	$1,056

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Stock options	$3	$4	$8	$13
Restricted share units	20	15	61	52
Employee stock purchase plans	1	1	5	5
Total	$24	$20	$74	$70

NBCUniversal Media, LLC

Note 9: Supplemental Financial Information

Receivables

(in millions)	September 30, 2015	December 31, 2014
Receivables, gross	$5,417	$5,258
Less: Allowance for returns and customer incentives	286	356
Less: Allowance for doubtful accounts	75	60
Receivables, net	$5,056	$4,842

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2015	September 30, 2014
Unrealized gains (losses) on marketable securities	$—	$3
Deferred gains (losses) on cash flow hedges	8	4
Unrecognized gains (losses) on employee benefit obligations	(39)	45
Cumulative translation adjustments	(180)	(64)
Accumulated other comprehensive income (loss)	$(211)	$(12)

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2015	2014
Net income	$2,824	$2,416
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,149	1,106
Equity in net (income) losses of investees, net	241	(49)
Cash received from investees	43	50
Net (gain) loss on investment activity and other	14	83
Deferred income taxes	(35)	52
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(346)	7
Film and television costs, net	(74)	(483)
Accounts payable and accrued expenses related to trade creditors	97	(183)
Other operating assets and liabilities	405	157
Net cash provided by operating activities	$4,318	$3,156

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2015	2014	2015	2014
Interest	$35	$38	$277	$294
Income taxes	$56	$31	$141	$141

Noncash Investing and Financing Activities

During the nine months ended September 30, 2015:

•	we acquired $281 million of property and equipment and intangible assets that were accrued but unpaid

NBCUniversal Media, LLC

•	Comcast contributed the net assets of $252 million related to a recently acquired business, which was a noncash transaction

Note 10: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television production operations.

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

	Three Months Ended September 30, 2015
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,412	$835	$193	$642	$9
Broadcast Television	1,971	150	26	124	28
Filmed Entertainment	1,946	376	8	368	2
Theme Parks	896	458	72	386	156
Headquarters and Other(a)	5	(164)	81	(245)	94
Eliminations(b)	(79)	(54)	—	(54)	—
Total	$7,151	$1,601	$380	$1,221	$289

	Three Months Ended September 30, 2014
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,255	$868	$189	$679	$11
Broadcast Television	1,770	142	24	118	15
Filmed Entertainment	1,186	151	6	145	4
Theme Parks	786	402	68	334	184
Headquarters and Other(a)	4	(142)	84	(226)	81
Eliminations(b)	(80)	(5)	—	(5)	—
Total	$5,921	$1,416	$371	$1,045	$295

NBCUniversal Media, LLC

	Nine Months Ended September 30, 2015
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$7,221	$2,605	$588	$2,017	$20
Broadcast Television	6,032	563	85	478	53
Filmed Entertainment	5,658	1,091	19	1,072	7
Theme Parks	2,320	1,075	214	861	484
Headquarters and Other(a)	12	(473)	243	(716)	265
Eliminations(b)	(258)	(54)	—	(54)	—
Total	$20,985	$4,807	$1,149	$3,658	$829

	Nine Months Ended September 30, 2014
(in millions)	Revenue(c)	Operating Income (Loss) Before Depreciation and Amortization(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$7,236	$2,677	$558	$2,119	$30
Broadcast Television	6,207	504	78	426	52
Filmed Entertainment	3,713	634	16	618	8
Theme Parks	1,888	816	210	606	486
Headquarters and Other(a)	10	(464)	244	(708)	308
Eliminations(b)	(241)	(6)	—	(6)	—
Total	$18,813	$4,161	$1,106	$3,055	$884

(a)	Headquarters and Other activities include costs associated with overhead allocations, personnel costs and headquarter initiatives.

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