Form 10-K
period 2015-12-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2016-02-05
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File Number	Registrant; State of Incorporation; Address and Telephone Number	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION PENNSYLVANIA One Comcast Center Philadelphia, PA 19103-2838 (215) 286-1700	27-0000798
001-36438	NBCUniversal Media, LLC DELAWARE 30 Rockefeller Plaza New York, NY 10112-0015 (212) 664-4444	14-1682529

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

Comcast Corporation –

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, $0.01 par value 2.0% Exchangeable Subordinated Debentures due 2029 5.00% Notes due 2061 5.50% Notes due 2029 9.455% Guaranteed Notes due 2022	NASDAQ Global Select Market New York Stock Exchange New York Stock Exchange New York Stock Exchange New York Stock Exchange

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

As of June 30, 2015, the aggregate market value of the Comcast Corporation common stock held by non-affiliates of the registrant was $148.617 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date:

As of December 31, 2015, there were 2,432,953,988 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Not applicable for NBCUniversal Media, LLC.

NBCUniversal Media, LLC meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Comcast Corporation – Part III – The registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in May 2016.

NBCUniversal Media, LLC – NONE

Comcast Corporation

2015 Annual Report on Form 10-K

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

This Annual Report on Form 10-K is for the year ended December 31, 2015. This Annual Report on Form 10-K modifies and supersedes documents filed before it.

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

Part I

Item 1: Business

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. In 2011, we acquired control of the businesses of NBCUniversal from General Electric Company (the “NBCUniversal transaction”), and in 2013, we acquired the remaining 49% common equity interest in NBCUniversal Holdings that we did not already own.

We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses (collectively, the “NBCUniversal segments”).

•

Cable Communications: Consists of the operations of Comcast Cable, which is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising.

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, and our cable television studio production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our 10 NBC and 17 Telemundo owned local broadcast television stations, and our broadcast television studio production operations.

•	Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•

Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. In November 2015, NBCUniversal acquired a 51% interest in the Universal Studios theme park located in Osaka, Japan (“Universal Studios Japan”).

Our other business interests consist primarily of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

For financial and other information about our reportable business segments, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations; and Note 18 to Comcast’s consolidated financial statements and Note 17 to NBCUniversal’s consolidated financial statements included in this Annual Report on Form 10-K.

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

1	Comcast 2015 Annual Report on Form 10-K

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

Description of Our Businesses

Cable Communications Segment

The table below summarizes certain customer and penetration data for our cable system operations.

December 31 (in millions)	2015	2014	2013
Homes and businesses passed(a)	55.7	54.7	53.8
Total customer relationships(b)	27.7	27.0	26.7
Single product customers(b)	8.4	8.4	8.8
Double product customers(b)	9.2	8.8	8.5
Triple product customers(b)	10.1	9.9	9.4
Video
Video customers(c)	22.3	22.4	22.6
Video penetration(d)	40.1%	40.9%	41.9%
Digital video customers(e)	22.3	22.2	22.4
Digital video penetration(e)	99.8%	99.4%	99.1%
High-speed Internet
High-speed Internet customers	23.3	22.0	20.7
High-speed Internet penetration(d)	41.9%	40.2%	38.4%
Voice
Voice customers	11.5	11.2	10.7
Voice penetration(d)	20.6%	20.5%	19.9%

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

(c)

Generally, a home or business receiving video programming from our distribution system counts as one video customer. For multiple dwelling units (“MDUs”) whose residents have the ability to receive additional cable services, such as additional programming choices or our high-definition video (“HD”) or digital video recorder (“DVR”) advanced services, we count and report customers based on the number of potential billable relationships within each MDU. For MDUs whose residents are not able to receive additional cable services, the MDU is counted as a single customer.

(d)	Penetration is calculated by dividing the number of customers by the number of homes and businesses passed.

(e)

Digital video customers include customers receiving digital signals through any means, including digital transport adapters and CableCARDs. Digital video penetration is calculated by dividing the number of digital video customers by total video customers.

Comcast 2015 Annual Report on Form 10-K	2

Cable Services

We offer a variety of cable services over our cable distribution system to residential and business customers. Subscription rates and related charges vary according to the services and features customers receive and the type of equipment they use, and customers are typically billed in advance on a monthly basis. The majority of our residential cable services customers are not subject to minimum-term contracts for their services, while substantially all of our business customers are. Minimum-term contracts are typically 2 years in length for residential customers and typically range from 2 to 5 years for business services customers. Customers with minimum-term contracts may only discontinue service in accordance with the terms of their contracts, which may include an early termination fee.

The Areas We Serve

The map below highlights our footprint as of December 31, 2015 and the designated market areas (“DMAs”) in which we offer cable services that have 125,000 or more video customers. The number of high-speed Internet customers in these DMAs is generally similar to the number of our video customers. The locations that are bolded represent the markets we operate in that were also included in the top 25 U.S. television markets as of December 31, 2015.

Video Services

We offer a broad variety of video services under the XFINITY brand, with access to hundreds of channels depending on the customer’s level of service. Our levels of service typically range from a limited basic service with access to between 20 and 40 channels to a full digital service with access to more than 300 channels. Our video services generally include programming provided by national broadcast networks, local broadcast stations, and national and regional cable networks, as well as government and public access programming. Our digital video services generally include access to our On Demand service and an interactive, on-screen program guide. We also offer packages that include extensive amounts of foreign-language programming, and we offer other specialty tiers of programming with sports, family and international themes. We tailor our video services for a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

3	Comcast 2015 Annual Report on Form 10-K

Our video customers may also subscribe to premium networks. Premium networks include networks such as HBO, Showtime, Starz and Cinemax that generally provide, without commercial interruption, movies, original programming, live and taped sporting events and concerts, and other features.

Our On Demand service provides digital video customers with approximately 75,000 programming choices over the course of a month, including 30,000 in high definition. A substantial portion of our On Demand content is available at no additional charge; other content, primarily movies and special-events programming, such as sporting events and concerts, can be rented or in some cases purchased to own digitally. We continue to increase the number of On Demand choices, including the number of movies and television shows that can be purchased.

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

Our X1 service, which is a cloud-enabled video platform, provides customers with integrated search functionality, personalized recommendations and access to certain third-party Internet applications through television sets. We also offer our Cloud DVR technology in substantially all of our markets. Cloud DVR technology allows our video customers to record television shows and movies from their home using cloud-based servers and view those recordings on mobile devices via our mobile apps.

Through our online portal, our video customers may view certain live programming and On Demand content, browse program listings, and schedule and manage DVR recordings. We also have streaming services that provide customers with access to certain programming via On Demand, online and through our mobile apps and, depending on the customer’s level of service, may require an additional monthly fee.

High-Speed Internet Services

We offer a variety of high-speed Internet services with downstream speeds of up to 150 Mbps, as well as downstream speeds of up to 505 Mbps in limited markets. These services include our online portal and mobile apps, which provide access to email, contacts and calendars, and online security features. In addition, we are actively deploying wireless gateways, which combine a customer’s wireless router, cable modem and voice adapter, to improve the performance of multiple Internet-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network. We are continuing to expand our network of residential, outdoor and business Wi-Fi hotspots to allow most of our high-speed Internet customers to access our high-speed Internet services inside and outside the home, and we provide access to approximately 13.3 million of these hotspots as of December 31, 2015.

Voice Services

We offer voice services using an interconnected Voice over Internet Protocol (“VoIP”) technology. Our voice services provide either usage-based or unlimited local and domestic long-distance calling and include options for international calling plans, voicemail, voicemail transcriptions, text messaging, caller ID and call waiting. For customers with our high-speed Internet services, our voice services also include the ability to access and manage voicemail, text messaging and other account features through our online portal or our mobile apps.

Business Services

We offer our cable services to small and medium-sized businesses, and more recently, we have begun to offer services to large enterprises with multiple locations (“business services”). In addition to the features we

Comcast 2015 Annual Report on Form 10-K	4

provide to our residential cable services customers, our services for business customers include an interactive tool that allows customers to share, coordinate and store documents online, hosted voice services that use cloud network servers, a business directory listing, and additional capacity for multiple phone lines.

We also offer to medium-sized businesses and large enterprises Ethernet network services that connect multiple locations and provide higher downstream and upstream speed options, and we offer cellular backhaul services to mobile network operators to help those customers manage network bandwidth.

The new enterprise service offering is designed to serve Fortune 1000 companies and other large nationwide enterprises with multiple locations both in and outside of our cable distribution footprint. We service these multiple locations through agreements we have with other cable companies and providers that allow us to use their networks to fill in the gaps in our coverage areas.

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

Other Revenue Sources

We receive revenue related to cable franchise and other regulatory fees and from our home security and automation services. Cable franchise and other regulatory fees represent the fees we are required to pay to federal, state and local authorities that we pass through to our customers. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. Our home security and automation services provide our customers with home monitoring services and the ability to manage other functions within the home, such as lighting and room temperature, through our online portal or our mobile apps.

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

We continue to focus on technology initiatives, such as:

•

deploying and launching next-generation media and content delivery platforms, such as our X1 platform and related Cloud DVR technology, that use IP technology and our own cloud network servers to deliver video and advanced search capabilities, including through a voice-activated remote control, and allow access to certain third-party Internet applications

•	deploying wireless gateways to improve the performance of multiple Internet-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network

5	Comcast 2015 Annual Report on Form 10-K

•

developing multiple tools to recapture bandwidth and optimize our network to allow for faster Internet speeds and capacity, including using advanced video encoding and digital compression technologies and DOCSIS innovations, such as DOCSIS 3.1

•	developing and deploying various technology and software tools to improve the customer experience

Sources of Supply

To offer our video services, we license a substantial portion of our programming from cable networks and broadcast networks, as well as from local broadcast television stations. We attempt to secure long-term programming distribution agreements with these programming providers. We also license programming for our On Demand and streaming services. We seek to include in our distribution agreements the rights to offer such programming to our subscribers through multiple delivery platforms that may be used in a variety of locations, such as through On Demand, our online portal and our mobile apps.

We purchase from a limited number of suppliers a significant number of set-top boxes and certain other customer premise equipment, network equipment and services that we use to provide our cable services to our residential and business customers.

For our high-speed Internet services, we license software products, such as email and security software, and content, such as news feeds for our online portal, from a variety of suppliers. Under our contracts with these suppliers, we generally pay on a fixed-fee basis, on a per subscriber basis in the case of software product licenses or on a video advertising revenue share basis in the case of content licenses.

For our voice services, we license software products such as voicemail and text messaging from a variety of suppliers under multiyear contracts. The fees we pay are generally based on the consumption of the related services.

We use two primary vendors to provide customer billing for our cable services to our residential and business customers.

Customer and Technical Services

Our customer service call centers provide 24/7 call-answering capability, telemarketing and other services. Our technical services group performs various tasks, including installations, plant maintenance and upgrades to our cable distribution system.

Sales and Marketing

We offer our services directly to residential and business customers through customer service call centers, customer service centers, door-to-door selling, telemarketing and retail outlets, as well as through advertising via direct mail, television and the Internet. We market our cable services both individually and as bundled services.

NBCUniversal Segments

Cable Networks

Our Cable Networks segment consists of a diversified portfolio of national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, and our cable television studio production operations. We also own various digital media properties, which primarily include brand-aligned websites.

Comcast 2015 Annual Report on Form 10-K	6

The table below presents a summary of our national cable networks and their advertising reach to U.S. households.

	Approximate U.S. Households at December 31 (in millions)(a)
Cable Network	2015	2014	2013	Description of Programming
USA Network	94	96	98	General entertainment
E!	92	94	96	Entertainment and pop culture
Syfy	92	95	97	Imagination-based entertainment
MSNBC	92	95	96	News and information
CNBC	91	94	95	Business and financial news
Bravo	90	92	94	Entertainment, culture and arts
NBC Sports Network	83	81	77	Sports
Oxygen	77	78	78	Women’s interests
Golf Channel	77	79	81	Golf competition and golf entertainment
Esquire Network	68	70	71	Men’s lifestyle and entertainment
Sprout	56	58	57	Children’s entertainment
Chiller	38	39	41	Horror and suspense
CNBC World	36	38	36	Global financial news
Universal HD	29	31	29	General entertainment HD programming
Cloo	25	26	29	Crime, mystery and suspense

(a)

Household data is based on The Nielsen Company’s January reports, except for Universal HD, which is derived from information provided by multichannel video providers. Household data for 2015 is derived from information available during the period from December 21, 2015 through December 27, 2015.

Our regional sports and news networks together serve more than 28 million households across the United States, including key markets such as Baltimore/Washington, Boston, Chicago, Philadelphia, Portland, Sacramento and San Francisco.

We market and distribute our cable network programming in the United States and internationally to multichannel video providers, as well as to subscription video on demand services such as those offered by Amazon, Hulu and Netflix. These distributors may provide our content on television, including via video on demand services, online and through mobile apps.

Our cable networks produce their own programs or acquire programming rights from third parties. Our cable television studio production operations identify, develop and produce original content for cable television and other distribution platforms for our cable networks and third parties. We license this content to cable networks, broadcast networks and subscription video on demand services.

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast television networks, which together serve audiences and advertisers in all 50 states. Our Broadcast Television segment also includes our owned NBC and Telemundo local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and related digital media properties.

NBC Network

The NBC network distributes more than 5,000 hours of entertainment, news and sports programming annually, and its programs reach viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 10 owned NBC-affiliated local broadcast television stations. The NBC network develops a broad range of entertainment, news and sports content and also broadcasts a

7	Comcast 2015 Annual Report on Form 10-K

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

The NBC network produces its own programs or acquires the rights to programming from third parties. NBCUniversal has various contractual commitments for the licensing of rights to multiyear programming, primarily sports programming. Our most significant sports programming commitments include an agreement with the NFL to produce and broadcast a specified number of regular season and playoff games, including Sunday Night Football on NBC through the 2022-23 season and the 2018 and 2021 Super Bowl games. In addition, the NBC network owns the U.S. broadcast rights for the summer and winter Olympic Games through 2032. We also have broadcast rights to a specified number of NHL games through the 2020-21 season, U.S. television rights to English Premier League soccer through the 2021-22 season, certain PGA TOUR and other golf events through 2030 and certain NASCAR events through 2024. NBCUniversal’s sports programming agreements also include the rights to distribute content on our national cable networks, including the NBC Sports Network and Golf Channel, on our regional sports networks where applicable, and also online, including through our mobile apps.

Our broadcast television studio production operations develop and produce original content, including scripted and unscripted programming series and talk shows. This original content is licensed to broadcast networks, cable networks and local broadcast television stations owned by us and third parties, as well as to subscription video on demand services, and it is sold on standard-definition DVDs and Blu-ray discs (together, “DVDs”) and through digital distribution services both in the United States and internationally. We also produce first-run syndicated shows for local markets that are broadcast on local broadcast television stations in the United States on a market-by-market basis. We currently distribute some of our television programs after their initial broadcast, as well as older television programs from our library, to local broadcast television stations and cable networks in the off-network syndication market.

NBC Local Broadcast Television Stations

We own and operate 10 NBC-affiliated local broadcast television stations that as of December 31, 2015 collectively reached 33 million U.S. television households, which represents approximately 27% of U.S. television households. In addition to broadcasting the NBC network’s national programming, our local broadcast television stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC-affiliated local broadcast television stations that we own and operate.

DMA Served(a)	Station	General Market Rank(b)	Percentage of U.S. Television Households(c)
New York, NY	WNBC	1	6%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC	7	2%
Miami-Ft. Lauderdale, FL	WTVJ	17	1%
San Diego, CA	KNSD	27	1%
Hartford, CT	WVIT	30	1%

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

Comcast 2015 Annual Report on Form 10-K	8

(b)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2015-16 season.

(c)

Based on Nielsen estimates for the 2015-16 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the Federal Communications Commission’s (“FCC”) national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network, its 17 owned local broadcast television stations and the NBC Universo national cable network.

The Telemundo network is a leading Spanish-language broadcast television network featuring original telenovelas, movies, news, specials and sporting events. Telemundo develops original programming primarily through its production studio and also acquires the rights to content from third parties. It holds the Spanish-language U.S. broadcast rights to FIFA World Cup soccer through 2022 and the Spanish-language U.S. broadcast rights for the NFL games that the NBC network will broadcast through the 2022-23 season as part of our agreement with the NFL.

Telemundo Local Broadcast Television Stations

As of December 31, 2015, Telemundo owned 17 local broadcast television stations, including 16 local broadcast television stations affiliated with the Telemundo network, which collectively reached approximately 59% of U.S. Hispanic television households as of December 31, 2015, and an independent television station in Puerto Rico. The table below presents a summary of these local broadcast television stations.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	13%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	5%
Dallas-Fort Worth, TX	WSNS	5	4%
Chicago, IL	KXTX	6	4%
San Antonio, TX	KVDA(d)	7	3%
San Francisco-Oakland-San Jose, CA	KSTS	8	3%
Phoenix, AZ	KTAZ	9	3%
Harlingen-Brownsville-McAllen, TX	KTLM	10	2%
Fresno, CA	KNSO(d)	13	2%
Philadelphia, PA	WWSI	16	2%
Denver, CO	KDEN	17	2%
Boston, MA	WNEU(d)	21	1%
Las Vegas, NV	KBLR	24	1%
Tucson, AZ	KHRR	25	1%
Puerto Rico	WKAQ	N/A	N/A

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 14.7 million U.S. Hispanic households as of December 31, 2015.

(c)

Based on Nielsen estimates for the 2015-16 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

9	Comcast 2015 Annual Report on Form 10-K

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes both live-action and animated filmed entertainment worldwide, and it also develops, produces and licenses live stage plays.

We produce films both on our own and jointly with other studios or production companies, as well as with other entities. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names. Our films are marketed and distributed worldwide primarily through our own marketing and distribution companies. We also acquire distribution rights to films produced by others, which may be limited to particular geographic regions, specific forms of media or certain periods of time. Our content consists of theatrical films, direct-to-video movies and our film library, which is comprised of more than 5,000 movies in a variety of genres.

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

The majority of our produced and acquired films are initially distributed for exhibition in movie theaters. After their release in movie theaters, we sell and license our films through various methods. We distribute our films globally by selling them on DVD to retail stores, rental kiosks and subscription by mail services and by selling them through digital distribution services and the video on demand services provided by multichannel video providers, including our Cable Communications segment. We also license our films, including selections from our film library, to cable, broadcast and premium networks, to subscription video on demand services, and to video on demand and pay-per-view services. The number of films that we license through subscription video on demand services is increasing as consumers continue to seek additional ways to view our content.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as CityWalk, a dining, retail and entertainment complex. Universal Orlando also features on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood, California consists primarily of Universal Studios Hollywood. We also are expanding our theme park business internationally, such as through NBCUniversal’s acquisition of a 51% interest in Universal Studios Japan in November 2015 and our plans to develop a Universal Studios theme park in Beijing, China along with a consortium of Chinese state owned companies. In addition, we license the right to use the Universal Studios brand name and other intellectual property, and also provide other services, to third parties that own and operate the Universal Studios Singapore theme park on Sentosa Island, Singapore, as well as to the Universal Studios Japan theme park. We also own a water park, Wet ‘n Wild, in Orlando, Florida.

Our Theme Parks segment licenses the right to use a substantial amount of intellectual property from third parties for its themed elements in rides, attractions and merchandising.

Competition

All of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services, and entertainment, news and information products and services, to consumers. Technological changes are further intensifying and complicating the competitive landscape for all of our businesses by challenging existing business models and affecting consumer behavior.

Comcast 2015 Annual Report on Form 10-K	10

Cable Communications

Competition for our video services consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all of our service areas, and phone companies with fiber-based networks, which overlap more than 55% of our service areas and are continuing to expand the areas they serve. Our high-speed Internet services business primarily competes with phone companies with fiber-based networks that overlap more than 60% of our service areas. Many of these competitors offer features, pricing and packaging for these services, individually and in bundles, comparable to what we offer.

There also continue to be new companies, some with significant financial resources, that offer services that potentially may compete on a larger scale with some or all of our cable services. In particular, Google, which has launched high-speed Internet and video services in a limited number of areas in which we operate, has announced plans to expand in more areas, including in some of our significant markets. As Google expands to more areas, we expect it to become a meaningful wireline competitor to our high-speed Internet and video services. Other companies continue to emerge that provide Internet streaming and downloading of video programming, some of which charge a nominal or no fee. Wireless Internet services, such as 3G and 4G wireless broadband services and Wi-Fi networks, may compete with our video and high-speed Internet services, and our voice services are facing increased competition as customers replace wireline phones with mobile phones and Internet-based phone services such as Skype.

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•	DBS providers that transmit satellite signals containing video programming and other information to receiving dishes located on the customer’s premises

•	phone companies that have built and continue to build fiber-based networks that provide cable services similar to ours, which now overlap a substantial portion of our service areas

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•	satellite master antenna television (“SMATV”) systems that generally serve MDUs, office complexes and residential developments

•	online video distributors that offer online services and devices that enable Internet video streaming and downloading of movies, television shows and other video programming

Congress has enacted legislation and the FCC has adopted regulatory policies intended to provide a favorable operating environment for existing competitors and for potential new competitors to our cable services. The FCC adopted rules favoring new investment by certain phone companies in networks capable of distributing video programming and rules allocating and auctioning spectrum for new wireless services that may compete with our video services. The FCC also has launched a rulemaking to classify certain online video distributors as multichannel video providers under the FCC’s rules and thereby provide them with certain regulatory benefits under the rules. See “Legislation and Regulation” below for additional information.

Direct Broadcast Satellite Providers

According to recent government and industry reports, conventional medium-power and high-power satellites provide video programming to 33.5 million subscribers in the United States. DBS providers with high-power satellites typically offer video services substantially similar to our video services. DIRECTV, which was

11	Comcast 2015 Annual Report on Form 10-K

acquired by AT&T in 2015, and DISH Network offer video services to substantially all U.S. households. DBS providers also have marketing arrangements with certain phone companies in which the DBS provider’s video services are sold together with the phone company’s high-speed Internet and voice services.

Phone Companies

Certain phone companies, in particular AT&T and Verizon, have built and are continuing to build wireline fiber-based networks that provide video, high-speed Internet and voice services, and in some cases have bundled with wireless phone services, in substantial portions of our service areas. These and other phone companies with fiber-based networks or digital subscriber line (“DSL”) technology, such as CenturyLink, also may market video services provided by DBS providers in certain areas where they provide only high-speed Internet and voice services. AT&T’s acquisition of DIRECTV in 2015 created an even larger competitor to our cable services, which enables them to enhance their bundled offerings.

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

Satellite Master Antenna Television Systems

Our video services also compete for customers with SMATV systems. SMATV system operators typically are not subject to regulation in the same manner as local, franchised cable system operators. SMATV systems offer to their subscribers both improved reception of local broadcast television stations and much of the programming offered by our cable systems. Some SMATV system operators also offer bundled services to residential and business subscribers.

Online Video Services

Our video services also compete with the services of online video distributors that offer Internet video streaming and downloading of movies, television shows and other video programming. A number of companies also have launched online video services that include both linear and on-demand programming and generally involve the offering of smaller packages of programming networks directly to customers over the Internet at prices lower than our traditional video service package offerings, while some programming providers also offer programming directly to customers over the Internet. In most cases, these services charge no fee or a lower fee than our traditional video packages. Consumer electronic companies that sell Internet-connected TVs or gaming consoles that provide a user interface for searching television and other programming over the Internet and offer links to various third-party Internet applications may also compete with our video services. The success of these services could also adversely affect demand for other video services, such as our expanded digital video packages, premium networks, and our DVR and On Demand services.

Other

Our cable services also may compete for customers with other companies, such as local broadcast television stations that provide multiple channels of free over-the-air programming, as well as video rental services and home entertainment and gaming products.

High-Speed Internet Services

We compete with a number of companies offering Internet services, many of which have substantial resources, including:

•	wireline phone companies

Comcast 2015 Annual Report on Form 10-K	12

•	Internet service providers

•	wireless phone companies and other providers of wireless Internet service

•	satellite broadband providers

•	power companies

•	municipal broadband networks

Some phone companies, such as AT&T, CenturyLink, Frontier and Verizon, have built and are continuing to build fiber-based network infrastructure deeper in their networks, which allows them to provide data transmission speeds that exceed those that can be provided with traditional DSL technology, and are now offering these higher-speed services in many of our service areas. DSL technology allows Internet access to be provided to customers over phone lines at data transmission speeds substantially greater than those of dial-up modems, and certain companies that offer DSL service have increased data transmission speeds, lowered prices or created bundled services to compete with our high-speed Internet services.

Google, which has launched a fiber-to-the-home network that provides high-speed Internet services in a limited number of areas in which we operate, has announced plans to expand in additional geographic areas, including in some of our significant markets. As Google expands to more areas, we expect it to become a meaningful wireline competitor to our high-speed Internet and video services. Certain municipalities in our service areas are also building fiber-based networks.

Various wireless companies are offering Internet services using a variety of network types, including 3G and 4G wireless high-speed Internet networks and Wi-Fi networks. Some of these services are similar to ours. These networks work with devices such as smartphones, laptops, tablets and mobile wireless routers, as well as wireless data cards. A number of commercial venues, such as retail malls, restaurants and airports, also offer Wi-Fi service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and other Internet access networks. The availability of these wireless offerings could negatively impact the demand for our high-speed Internet services.

Voice Services

Our voice services compete with wireline phone companies, including incumbent local exchange carriers (“ILECs”), competitive local exchange carriers (“CLECs”), wireless phone service providers and other Internet-based and VoIP service providers. Certain phone companies, such as the ILECs AT&T and Verizon, have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources. In addition, we are increasingly competing with other phone service providers as customers replace wireline phones with mobile phones and Internet-based phone services.

Business Services

Our business services primarily compete with a variety of phone companies, including ILECs and CLECs. These companies either operate their own network infrastructure or rely on reselling all or part of another carrier’s network. We also compete with satellite operators who offer video services to businesses.

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

13	Comcast 2015 Annual Report on Form 10-K

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

Our cable networks compete with other cable networks and programming providers for carriage of their programming by multichannel video providers and subscription video on demand services. Our broadcast television networks compete with the other broadcast networks in markets across the United States to secure affiliations with independently owned television stations, which are necessary to ensure the effective distribution of broadcast network programming to a nationwide audience.

In addition, our cable networks and broadcast television studio production operations compete with other production companies and creators of content for the acquisition of story properties, for creative, performing and technical personnel, and for distribution of, and consumer interest in, their content.

Filmed Entertainment

Our filmed entertainment business competes for audiences for its films and other entertainment content with other major studios and, to a lesser extent, with independent film producers, as well as with alternative forms of entertainment. Our competitive position primarily depends on the number of films we produce, their distribution and marketing success and consumer response. Our filmed entertainment business also competes to obtain creative, performing and technical talent, including writers, actors, directors and producers, as well as scripts for films. Our filmed entertainment business also competes with the other major studios and other producers of entertainment content for the exhibition of its films in theaters and for premium network and digital distribution of its films.

Theme Parks

Our theme parks business competes with other multi-park entertainment companies. We also compete with other providers of entertainment, lodging, tourism and recreational activities. In order to maintain the competitiveness of our theme parks, we have invested and continue to invest in existing and new theme park attractions and infrastructure.

Advertising

Our cable communications business, cable networks, broadcast television networks, and owned local broadcast television stations compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as digital, radio and print media. The willingness of advertisers to purchase advertising from us may be adversely affected by lower audience ratings at our cable networks, broadcast television networks and owned local broadcast television stations. Declines in advertising revenue also can be caused by increased competition for the leisure time of audiences and audience fragmentation and from the growing use of technologies such as DVRs and video on demand services, which give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within programming, and from subscription video on demand services.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and refer to the “Seasonality and Cyclicality” discussion within that section for additional information.

Comcast 2015 Annual Report on Form 10-K	14

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses. Our businesses are also subject to other regulation by federal, state, local and foreign authorities and to agreements we enter into with local cable franchising authorities. In addition, we must comply with the terms, conditions and commitments of the FCC Order that approved the NBCUniversal transaction in 2011 (the “NBCUniversal Order”) and a consent decree entered into between us, the Department of Justice (“DOJ”) and five states (the “NBCUniversal Consent Decree”), which contain conditions and commitments of varying duration, ranging from three to seven years after September 2011.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or prescribe new ones, any of which may significantly affect our businesses. In addition, the FCC and certain states are becoming more active in considering rulemakings and legislation, as well as in conducting inquiries and reviews, regarding our services. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. For example, in February 2015, the FCC adopted new “open Internet” regulations that reclassify broadband Internet access service as a “telecommunications service” and subject it to certain common carrier regulations under Title II of the Communications Act. In addition, in February 2015, the FCC preempted certain state laws that had restricted municipalities from operating municipally owned broadband networks. See “Cable Communications Segment — High Speed Internet Services” below. Congress also is expected to consider proposals to address communications issues, including whether it should rewrite the entire Communications Act to account for changes in the communications marketplace, whether it should address the FCC’s authority to implement or enforce open Internet regulations, and whether it should modify rules relating to cable distribution of local broadcast television stations. We are unable to predict the effects of any of these or any other further regulatory or legislative requirements on our businesses.

The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the NBCUniversal Order, the NBCUniversal Consent Decree, and other legislation and regulations for further information.

Cable Communications Segment

Video Services

Program Carriage

Cable operators and other multichannel video providers are prohibited from requiring a financial interest in, or exclusive distribution rights for, a video programming network as a condition of carriage. FCC regulations, as well as the NBCUniversal Order, also prohibit us from unreasonably restraining the ability of an unaffiliated video programming network to compete fairly by discriminating against the network on the basis of its non-affiliation in the selection, terms or conditions for its carriage. The FCC is considering proposals to further expand program carriage regulations that may be disadvantageous to us. We have been involved in program carriage disputes at the FCC in the past and may be subject to complaints in the future.

Must-Carry/Retransmission Consent

Cable operators are required to carry, without compensation, programming transmitted by most local commercial and noncommercial broadcast television stations. As an alternative to this “must-carry” requirement, local broadcast television stations may choose to negotiate with the cable operator for “retransmission consent,” under which the station gives up its must-carry rights and instead seeks to negotiate a carriage

15	Comcast 2015 Annual Report on Form 10-K

agreement with the cable operator, which frequently will involve payments to the station. We currently pay certain local broadcast television stations in exchange for their required consent for the retransmission of the stations’ broadcast programming to our video services customers and expect to continue to be subject to demands for increased payment and other concessions from local broadcast television stations. The FCC has initiated a rulemaking to review aspects of these rules. For information on must-carry and retransmission consent issues relating to our broadcast television business, see “NBCUniversal Segments — Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Pricing and Packaging

In 2015, the FCC revised its rate regulations to create a presumption that all local communities are subject to effective competition and should no longer be subject to rate regulation that limits prices cable operators may charge for basic video service, equipment and installation. That decision has been appealed in federal court. The FCC accepted a certification from a Massachusetts franchising authority that demonstrated an absence of effective competition in a number of the communities we serve in Massachusetts and that will allow for continued rate regulation in those communities. All of the other areas we serve, except for a relatively small number where we have a petition for effective competition still pending at the FCC, are covered by the FCC’s presumption and are unregulated.

Cable Equipment

The Communications Act includes provisions aimed at promoting the retail availability of set-top boxes and other equipment that can be used to receive digital video services. Prior to December 2015, multichannel video providers were prohibited from deploying set-top boxes that performed both channel navigation and security functions, so most of our set-top boxes relied on a separate security device known as a CableCARD. Congress repealed this prohibition, so we may now deploy set-top boxes with integrated security. Congress also directed the FCC to establish a working group to report on software-based security aimed at promoting the retail availability of video devices. In the wake of that report, which was issued in August 2015, some have proposed that the FCC replace the CableCARD requirements with new technology mandates on multichannel video providers to enable retail video devices to work on any multichannel video provider’s system. The Chairman of the FCC proposed such a technology mandate in January 2016, and announced that the FCC plans to open a rulemaking to consider the proposal. If implemented, this proposal would impose substantial costs on us, impair our ability to innovate and have other significant adverse effects on our business.

Pole Attachments

The FCC regulates the rates, terms and conditions that most pole-owning utility companies charge cable operators and telecommunications carriers, including broadband Internet access service providers such as us, for allowing attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the rates, terms and conditions of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole attachment rate standards, which set rates for telecommunications service pole attachments to levels at or near the rates for cable service attachments. In November 2015, the FCC eliminated the ability of utility companies to justify higher rates for telecommunication service pole attachments. Cable operators had requested this FCC action because the FCC’s new open Internet regulations, as described below, reclassified Internet access service as a telecommunications service, which could have allowed for higher rental rates to be applied to a majority of our pole attachments. The FCC’s order ensuring that pole rates for telecommunications service attachments approximate the cable service pole rate is expected to be challenged in court by the utility companies.

Franchising

Cable operators generally operate their cable systems under nonexclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet

Comcast 2015 Annual Report on Form 10-K	16

service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. Franchising authorities also may establish reasonable requirements for public, educational and governmental access programming, and some of our franchises require substantial channel capacity and financial support for this programming. The Communications Act also contains provisions governing the franchising process, including renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects are generally favorable, but cannot guarantee the future renewal of any individual franchise.

Approximately half of the states in which we operate provide for statewide franchising or have simplified local franchising requirements for new entrants. Some allow new entrants to operate on more favorable terms than our current operations, for instance by not requiring that the new entrant provide service to all parts of the franchise area or permitting the new entrant to designate only those portions it wishes to serve. Certain states allow incumbent cable operators such as us to opt in to the new state franchise immediately or later when a competing state franchise has been issued, although even in those states, incumbent cable operators may be required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

High-Speed Internet Services

We provide high-speed Internet services to our customers. Many of these services are subject to a number of regulatory obligations described below, including open Internet regulations implemented by the FCC and certain common carrier regulations under Title II of the Communications Act. As an Internet service provider (“ISP”), we are also subject to a requirement to implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity.

Open Internet Regulations

In February 2015, the FCC reclassified broadband Internet access service as a “telecommunications service” subject to new open Internet regulations and certain common carrier regulations under Title II of the Communications Act, including requirements that ISPs’ charges and practices for and in connection with broadband Internet access service be just, reasonable and not unjustly or unreasonably discriminatory. However, the FCC also refrained from implementing a number of utility-style regulations that might otherwise apply under Title II, such as rate regulation, tariffs and unbundling requirements.

The new open Internet regulations bar ISPs from blocking access to lawful content, applications, services or non-harmful devices; prohibit ISPs from impairing or degrading lawful Internet traffic on the basis of content, applications or services, or impairing or degrading the use of non-harmful devices; prohibit ISPs from favoring lawful traffic from one provider of Internet content, applications or services (called an “edge provider”) over lawful traffic of another edge provider in exchange for consideration (i.e., no “paid prioritization”); establish a new “general conduct standard” that prohibits ISPs from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access and use the lawful Internet content, applications, services or devices of their choosing or of edge providers to make lawful content, applications, services or devices available to consumers; and require ISPs to disclose information regarding network management, performance and commercial terms of the service. In addition, interconnection arrangements, which govern how Internet traffic is exchanged between high-speed Internet networks and provide direct, dedicated interconnection capacity to edge providers, will now be subject to FCC oversight under Title II of the Communications Act. All of these regulations are subject to FCC enforcement and could give rise to third-party claims for damages or equitable relief. These new requirements could adversely affect our business, although the extent to which they do so will depend upon the manner in which the FCC interprets and enforces them. The FCC’s new open Internet regulations have been appealed in federal court.

States also may attempt to use the FCC’s open Internet decision to justify imposing new regulations or taxes and fees on ISPs that could adversely affect our business.

17	Comcast 2015 Annual Report on Form 10-K

Separate and apart from the FCC’s new open Internet regulations, we committed to be bound by the FCC’s original “open Internet” regulations adopted in 2010 as a condition of the NBCUniversal Order and the NBCUniversal Consent Decree until 2018, although we did not agree to be bound by any future open Internet regulations. As a result, among other things, we cannot block access to lawful Internet content, applications, services or non-harmful devices or unreasonably discriminate in transmitting lawful Internet network traffic, although we may engage in reasonable network management.

Municipally Owned Broadband Networks

A number of states have enacted laws that restrict or prohibit local municipalities from operating municipally owned broadband networks. A municipal broadband provider in Tennessee and a municipality in North Carolina requested that the FCC preempt state laws that restrict their ability to provide broadband Internet access service, and in February 2015, the FCC preempted the Tennessee and North Carolina laws in most respects and expressed a willingness to entertain similar preemption requests. The FCC’s decision has been appealed in federal court.

Definition of Advanced Telecommunications Capability

In January 2015, the FCC redefined what connection speeds and other service characteristics constitute “advanced telecommunications capability,” increasing the downstream speed from 4 Mbps to 25 Mbps. The definition of “advanced telecommunications capability” has been used by the FCC in the past to determine whether broadband Internet access services are being deployed to all Americans in a reasonable and timely manner, and if they are not being so deployed, the FCC may adopt new regulations that could conceivably accelerate deployment of such services. The FCC relied in part on this authority to adopt its new open Internet regulations.

NBCUniversal Order/Consent Decree Conditions

The NBCUniversal Order and NBCUniversal Consent Decree include various conditions and commitments requiring us to expand our broadband service areas, to continue to offer all of our broadband Internet access service speed tiers on a standalone basis at reasonable market-based prices, to maintain a broadband Internet access service of at least 12 Mbps downstream across most of our footprint, and to avoid discrimination in how we treat “specialized services” (defined as services we provide over the same last-mile facilities as our broadband Internet access service, but not including our broadband Internet access service, video services or voice services).

Voice Services

We provide voice services using interconnected VoIP technology. The FCC has adopted a number of regulations for providers of nontraditional voice services such as ours, including regulations relating to privacy of customer proprietary network information, local number portability duties and benefits, disability access, E911, law enforcement assistance, outage reporting, rural call completion reporting, Universal Service Fund contribution obligations, domestic discontinuance requirements and certain regulatory filing requirements. The FCC has not yet ruled on whether interconnected VoIP service should be classified as an “information service” or a “telecommunications service” under the Communications Act. The classification determination is important because telecommunications services are regulated more extensively than information services. Unless and until the FCC definitively classifies interconnected VoIP service, state regulatory commissions and legislatures will continue to investigate imposing regulatory requirements on our voice services, and the FCC’s new open Internet regulations reclassifying Internet access as a telecommunications service may further encourage state-level regulatory actions.

Voice Interconnection

Because the FCC has not determined the appropriate classification of our voice services, providers of VoIP services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone

Comcast 2015 Annual Report on Form 10-K	18

company networks by contracting with an existing CLEC, which has the right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies. We have arranged for such interconnection rights through affiliated CLECs. If a regulatory or judicial authority were to deny our ability to interconnect through one of our affiliated CLECs, our ability to provide voice services and compete in the area in question would be negatively impacted. The FCC regulates the arrangements by which telecommunications carriers compensate one another for exchanged traffic, and has affirmed the right of CLECs to collect intercarrier compensation when providing interconnection for VoIP providers. In 2012, the FCC sought comment on petitions that raise issues concerning the interconnection obligations for VoIP providers. Further, a Massachusetts state commission is reviewing whether IP interconnection agreements should be subject to regulation and other states could follow.

Universal Service

A federal program known as the Universal Service program generally requires telecommunications service providers to pay a fee based on revenue from their services into a fund used to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. Some states also have analogous programs that support service in high-cost areas or to low-income consumers. The FCC has long considered implementing changes to the Universal Service program, such as changing the fee calculation from a revenue-based formula to a per-user fee or per-connection fee, adopting a fee based on bandwidth, and expanding the services subject to the fee to include broadband Internet access services. In 2014, the FCC referred the question of how to reform Universal Service fees to a joint federal and state commission, which was expected to make a recommendation in 2015, but has not yet done so.

The FCC recently has shifted its focus away from supporting traditional telephone service, and toward subsidizing broadband deployment. This shift could assist some of our competitors. For example, in 2014, the FCC substantially revised the program that provides Universal Service support for services to schools and libraries to shift support from voice services to broadband services and the deployment of Wi-Fi networks.

NBCUniversal Segments

Cable Networks

Program Access

The Communications Act and FCC regulations (i.e., the “program access rules”) generally prevent cable networks affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (“MVPDs”). The FCC is considering whether certain online video distributors (“OVDs”) should be classified as MVPDs, which would give them the ability to bring complaints under the program access rules.

The FCC and Congress also have considered proposals that would require companies that own multiple cable networks to make each of their networks available individually when negotiating distribution agreements with multichannel video providers and potentially with OVDs. We currently offer our cable networks both on a bundled basis and, when requested, individually.

Under the terms of the NBCUniversal Order, MVPDs can invoke commercial arbitration for access in certain circumstances to our cable networks and broadcast television networks, including our regional sports networks. In addition, under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide OVDs in certain circumstances. For further discussion of these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” and “Internet Distribution” discussions within that section.

19	Comcast 2015 Annual Report on Form 10-K

Children’s Programming

Under federal regulations, the amount of commercial content that may be shown on cable networks, broadcast networks and broadcast television stations during programming originally produced and broadcast primarily for an audience of children under 13 years of age is limited, and certain television station programming must serve the educational and informational needs of children under 17 years of age. In addition, the NBCUniversal Order includes certain commitments and conditions related to children’s television and advertising directed at children.

Broadcast Television

Licensing

Local broadcast television stations may be operated only in accordance with a license issued by the FCC upon a finding that the grant of the license will serve the public interest, convenience and necessity. The FCC grants broadcast television station licenses for specific periods of time, which may be renewed with or without conditions. Substantially all of our broadcast television station licenses have pending applications for renewal, although our stations’ authority to operate is automatically extended while a renewal application is under review. Several of these applications have been opposed by third parties, and other applications are pending. Although our licenses have been renewed in the past, there can be no assurance that we will always obtain them.

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific ownership levels in local television stations and place limitations on ownership of other specified mass media entities, such as limits on the cross-ownership of broadcast stations and newspapers in the same market. The FCC is reviewing the ownership regulations detailed below in 2016.

Local Television Ownership

Under FCC regulations, a licensee generally may own up to two broadcast television stations in the same DMA, as long as at least one of the stations is not among the top four-ranked stations in the market based on audience share and there are at least eight independently owned and operating full-power broadcast television stations in the market. Without regard to the number of remaining independently owned television stations, ownership of more than one television station within the same DMA is permitted so long as certain signal contours of the stations involved do not overlap.

National Television Ownership

The Communications Act and FCC regulations limit the number of broadcast television stations one entity may own or control nationally. No entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. Our owned television station reach does not exceed this limit. The FCC is considering eliminating a rule that currently affords UHF stations (channels 14 and above) a 50% discount in calculating the extent of an individual station owner’s holdings under the national cap, which if adopted, would place us closer to the national cap and limit our flexibility to acquire stations in the future.

Foreign Ownership

The Communications Act generally limits foreign ownership in a broadcast station to 20% direct ownership and 25% indirect ownership, although the limit on indirect ownership can be waived if the FCC finds it to be in the public interest. For many decades the FCC declined to waive the 25% indirect limit in broadcast transactions, but since 2013, it has been willing to consider such waiver requests.

Comcast 2015 Annual Report on Form 10-K	20

Dual Network Rule

The four major broadcast television networks – ABC, CBS, Fox and NBC – are prohibited from being under common ownership or control with another of the four.

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

In enacting the STELA Reauthorization Act of 2014, Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast stations. As directed by this legislation, the FCC is reviewing aspects of the requirement that commercial television stations and multichannel video providers negotiate retransmission consent agreements in good faith. Congress also is considering legislation that would eliminate or modify the must-carry and retransmission consent regime. Under conditions imposed in the NBCUniversal Order, multichannel video providers may invoke commercial arbitration to resolve disputes regarding carriage of our owned local broadcast television stations.

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

Online Video Distributors

The FCC is considering classifying certain online video distributors that offer multiple linear video programming networks to customers with a broadband Internet connection as multichannel video providers under FCC rules to ensure that OVDs have program access rights to video programming from vertically integrated cable programmers and the right to force local television broadcast stations to negotiate to license their content. The FCC also has proposed potentially excusing these entities from all or some of the regulatory obligations applicable to current multichannel video providers. If adopted, these proposals would increase our program access obligations and raise complicated issues regarding the licensing of our broadcast programming.

Indecency

A federal statute and FCC regulations prohibit the broadcast of obscene material on television stations at any time and indecent or profane material between the hours of 6 a.m. and 10 p.m. From time to time, we have received and may receive in the future letters of inquiry from the FCC prompted by complaints alleging that certain programming on our owned local broadcast television stations included indecent or profane material.

Filmed Entertainment

Our filmed entertainment business is subject to “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. In countries outside the United States, a variety of existing or contemplated laws and regulations may affect our ability to distribute and license motion picture and

21	Comcast 2015 Annual Report on Form 10-K

television products, as well as consumer merchandise products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements.

Theme Parks

Our theme parks are subject to various regulations, including laws and regulations regarding environmental protection, privacy and data protection, consumer product safety and theme park operations, such as health, sanitation, safety and fire standards, as well as liquor licenses.

Other Areas of Regulation

Intellectual Property

Copyright, trademark, unfair competition, patent, trade secret and other proprietary rights laws of the United States and other countries help protect our intellectual property rights. In particular, piracy of programming and films through unauthorized distribution of counterfeit DVDs, peer-to-peer file sharing and other platforms presents challenges for our cable networks, broadcast television and filmed entertainment businesses. The unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. The extent of copyright protection and the use of technological protections, such as encryption, are controversial. Modifications to existing laws that weaken these protections could have an adverse effect on our ability to license and sell our programming.

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

Copyright laws also require that we contribute a percentage of revenue to a federal copyright royalty pool in exchange for retransmitting copyrighted material in broadcast signals pursuant to a compulsory license and that we pay standard industry licensing fees for the public performance of music in the programs we distribute, such as local advertising and local origination programming on our cable systems, as well as in the content we create. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, while the royalties we contribute to the copyright royalty pool for broadcast signals can be challenged by copyright owners in annual audits, and we cannot predict what those fees will be in the future or if disputes will arise over them.

There has been litigation related to a number of online entities that stream our broadcast television content online without the consent of, or compensation to, NBC or its affiliates. In 2014, the U.S. Supreme Court ruled that one such entity, Aereo, violated the broadcasters’ exclusive right to perform their copyrighted works publicly. Subsequently, Aereo sought to operate as a cable system under the Copyright Act. Although the U.S. Copyright Office rejected its application for a compulsory copyright license, other companies continue to seek legislation or court rulings to obtain a compulsory license to stream broadcast programming online. Along with other major broadcasters, we also have brought a suit against a multichannel video provider to challenge the commercial-skipping functionality in its DVR. In addition, the FCC is considering whether to classify certain OVDs as multichannel video providers, giving them the right to negotiate for

Comcast 2015 Annual Report on Form 10-K	22

retransmission consent with local broadcast television stations, and subjecting such negotiations to the good-faith requirements under the FCC’s rules. Any such reclassification could influence the U.S. Copyright Office to extend the compulsory license to OVDs.

Privacy and Data Security Regulation

The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators, except for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. We are also subject to various state and federal regulations that provide privacy protections for customer proprietary network information (“CPNI”) related to our voice services. The FCC expects broadband Internet access service providers such as us to take reasonable, good faith steps to comply with existing statutory requirements to protect broadband CPNI and plans to propose new privacy and data security rules for broadband ISPs in 2016. The FCC has recently imposed substantial civil penalties and remediation obligations on several companies for alleged privacy and data security violations. In 2015, Comcast entered into a settlement with a California regulatory commission regarding Comcast’s inadvertent disclosure of customer telephone numbers for which customers had requested non-published or non-listed status.

The FTC exercises authority over privacy protections generally, using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss or unauthorized disclosure of this type of information. We also are subject to stringent data security and data retention requirements on website operators and online services that are directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited commercial emails, as well as FCC regulations relating to automated telemarketing calls, texts or SMS messages. The FTC and state attorneys general also have initiated efforts to increase and enforce transparency requirements about the collection and use of consumer information, even in an aggregated, non-customer-identifiable form, which may require ongoing review of new and rapidly evolving technologies and methods for delivering content and advertising to ensure that appropriate notice is given to consumers and consent is obtained where required.

We are also subject to state and federal laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information.

The National Institute of Standards and Technology, in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure, including us, have developed a voluntary framework that provides a prioritized, flexible, repeatable, performance-based and cost-effective approach to cybersecurity risk. It is a compendium of existing cross-sector cyber-defense processes, practices and protocols that can help companies identify, assess and manage their cyber risks and vulnerabilities, and several government agencies have encouraged compliance with this framework. Additionally, in December 2015, Congress enacted the Cybersecurity Act of 2015, which is intended to encourage and facilitate the sharing of security threat and defensive measure information with government agencies and other companies, in order to strengthen the

23	Comcast 2015 Annual Report on Form 10-K

country’s overall cybersecurity protections. Finally, there are pending legislative proposals that could impose new requirements on owners and operators of critical infrastructure, including us, and the FCC is considering expanding its cybersecurity guidelines or adopting new cybersecurity requirements.

FCC Spectrum Auction

Congress has authorized the FCC to conduct an auction to repurpose some broadcast spectrum to mobile broadband use. In this auction, licensees of full-power and Class A television stations have the opportunity to sell some or all of their spectrum rights in exchange for cash. TV stations that do not voluntarily sell their spectrum rights may be assigned new channels on which to operate, but the FCC must make “all reasonable efforts” to preserve those stations’ over-the-air coverage areas and populations served, and to reimburse them for reasonable relocation costs (subject to an aggregate limit of $1.75 billion).

NBCUniversal has submitted applications with the FCC indicating its potential interest in selling broadcast spectrum rights. Potential bidders for the repurposed mobile broadband spectrum licenses must file their applications with the FCC by February 10, 2016. We expect to submit an application to be a potential buyer of those new licenses. Bidding in the auction is expected to begin in the second quarter of 2016. Filing an application in the auction does not create any obligation to sell, bid on, or buy spectrum. We cannot predict whether NBCUniversal will sell any of its broadcast spectrum rights, whether we will bid for or buy any of the new mobile broadband licenses, or what the size of any proceeds or costs may be (although any such amounts may be significant).

State and Local Taxes

Some states and localities have imposed or are considering imposing, through both legislative and administrative channels, new or additional taxes or fees on, or limiting or eliminating incentives or credits earned or monetized by, the businesses operated by the Cable Communications and NBCUniversal segments, or imposing adverse methodologies by which taxes, fees, incentives or credits are earned or monetized. These include combined reporting or other changes to general business taxes, central assessments for property tax, and taxes and fees on the businesses operated or services provided by the Cable Communications and NBCUniversal segments. In some situations, DBS and other competitors that deliver their services over a high-speed Internet connection do not face similar state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar or limit states from imposing taxes on these DBS providers or other competitors that are equivalent to the taxes or fees that we pay. Congress may not extend the Internet Tax Freedom Act, which prohibits most states and localities from imposing taxes on Internet access charges, but expires in October 2016. Additionally, the FCC’s reclassification of broadband Internet access services as Title II telecommunications services may cause or allow, directly or indirectly, some states and localities to impose additional taxes and fees on our high-speed Internet business.

Environmental Matters

Certain of our business operations are subject to environmental laws and regulations since they involve air emissions, wastewater discharges and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims or other costs or liabilities. As disclosed in Item 3, “Legal Proceedings,” we recently settled a matter relating to certain of our waste disposal policies, procedures and practices in California.

Environmental requirements have become more stringent over time, and pending or proposed new regulations could impact our operations or costs. For example, climate change regulation, such as proposed greenhouse gas emissions limits or cap and trade programs, could result in an increase in the cost of electricity, which is a significant component of our operational costs at some locations.

Comcast 2015 Annual Report on Form 10-K	24

Other Regulations

Federal regulators actively regulate other aspects of our businesses, including accessibility to our cable, broadcast and voice services for people with disabilities, customer service standards, inside wiring, leased access, loudness of commercial advertisements, advertising, Emergency Alert System, equal employment opportunity, lottery programming, recordkeeping and public file access requirements, regulatory fees and technical standards relating to the operation of cable systems and television stations. We are occasionally subject to enforcement actions at the FCC, which can result in us having to pay fines to the agency or being subject to other sanctions. We also are subject to various international regulations, including those with respect to television broadcasting, programming and advertising.

Employees

As of December 31, 2015, we had approximately 153,000 full-time and part-time employees. Of these employees, approximately 88,000 and 53,000 were associated with our cable communications business and our NBCUniversal businesses, respectively. We also use freelance and temporary employees in the normal course of our business.

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

All of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape and influencing consumer behavior, which is discussed in the risk factor immediately below in “Changes in consumer behavior driven by alternative methods for viewing content may adversely affect our businesses and challenge existing business models.”

25	Comcast 2015 Annual Report on Form 10-K

Competition for the cable services we offer consists primarily of companies that typically offer features, pricing and packaging for services comparable to our video, high-speed Internet and voice services, such as DBS providers and phone companies with fiber-based networks. In 2015, AT&T, our largest phone company competitor, acquired DirecTV, the nation’s largest DBS provider, which created an even larger competitor.

Wireless Internet services, such as 4G wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may compete with our high-speed Internet services. Our voice services continue to face increased competition from wireless and Internet-based phone services as more consumers choose to replace their traditional wireline phone service with these phone services.

There also continue to be new entrants, some with significant financial resources, that potentially may compete with our cable services. In particular, Google, which has launched high-speed Internet and video services in a limited number of areas, has announced plans to expand in more areas, including in some of our significant markets. As Google expands to more areas, we expect it to become a meaningful wireline competitor to our high-speed Internet and video services. In addition, some local municipalities are launching their own fiber-based high-speed Internet services. Companies that provide subscription video on demand services over the Internet or the ability to download video programming continue to gain consumer acceptance. There can be no assurance that these or other newer entrants will not continue to launch similar services.

Our cable communications business continues to seek ways enhance the value of our cable services network, such as by growing our high-speed Internet and business services businesses and by launching additional services, such as our home security and automation services. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our Cable Communications segment revenue, maintain our Cable Communications segment operating margin, or to compete successfully in the future.

In addition, some of our phone company competitors have their own wireless facilities and may expand their service offerings to include bundled wireless offerings. Because we do not have our own wireless facilities, our inability to provide a competitive wireless product as part of our bundled cable services offering could have an adverse effect on our competitive position, business and results of operations.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal must compete to obtain talent, programming and other resources required in operating these businesses.

All of our businesses’ ability to compete effectively depends on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and government authorities. Our ability to compete may be negatively affected if we do not provide our customers with a satisfactory customer experience. There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have an adverse effect on our businesses. For a more detailed description of the competition facing our businesses, see Item 1: Business and refer to the “Competition” discussion within that section.

Changes in consumer behavior driven by alternative methods for viewing content may adversely affect our businesses and challenge existing business models.

Alternative products and services for the distribution, sale and viewing of content have been, and will likely continue to be, developed that further increase the number of competitors that all our businesses face and challenge existing business models. These products and services are also driving changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.

Comcast 2015 Annual Report on Form 10-K	26

While our cable communications business is attempting to adapt to changing consumer behaviors, for example, by deploying our X1 platform and Cloud DVR technology, products and services have emerged that compete with our video services, including those that offer subscription video on demand services or the ability to download content that can be viewed on television sets, computers, smartphones and tablets. Some of these products and services charge no fee or a lower fee than our traditional video packages for access to their content, which adversely affects demand for our video services, including for expanded digital video packages, premium networks, and our DVR and On Demand services.

The increased availability of these products and services, including some that also offer high-quality original video programming that is exclusive to that service, have contributed to an increased number of entertainment choices available to consumers, which intensifies audience fragmentation. Additionally, the increased availability of DVRs and cloud-based recording services and video on demand services reduces the viewing of content through traditional linear television distribution outlets. Reduced viewing of our content through traditional linear television distribution outlets has caused and will likely continue to cause audience ratings declines for NBCUniversal’s linear television content and may adversely affect the price and amount of advertising that advertisers are willing to purchase from us and the amount NBCUniversal receives for distribution of its content.

Additionally, several companies now offer smaller packages of channels directly to customers over the Internet at price points lower than our standard packages, which could adversely affect demand for our video services and reduce the subscription revenue that our cable networks or broadcast television businesses receive from multichannel video providers. These smaller packages could also cause our cable communications business to offer more customized programming packages that may be less profitable.

The success of any of these ongoing and future developments or our failure to effectively anticipate or adapt to emerging competitors or changes in consumer behavior, including among younger consumers, could have an adverse effect on our competitive position, businesses and results of operations.

A decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses.

Our cable communications, cable networks and broadcast television businesses compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as radio, print and, increasingly, digital media. We derive substantial revenue from the sale of advertising, and a decline in expenditures by advertisers, including through traditional linear television distribution models, could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, increased competition for the leisure time of audiences and audience fragmentation, by the growing use of new technologies, or the economy in general. In addition, advertisers’ willingness to purchase advertising from us may be adversely affected by lower audience ratings, which some of our networks have experienced and likely will continue to experience. Advertising sales and rates also are dependent on audience measurement methodologies and could be negatively affected if methodologies do not accurately reflect actual viewership levels. For example, certain methods of viewing content, such as delayed viewing on DVRs or viewing content online, might not be counted in audience measurements or may generate less, if any, revenue than traditional distribution methods, which could have an adverse effect on our advertising revenue. Reductions in advertisers’ expenditures could adversely affect our revenue and businesses.

Our businesses depend on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology and equipment may provide

27	Comcast 2015 Annual Report on Form 10-K

them with a competitive advantage. For example, some companies and municipalities are building advanced fiber-based networks that provide very fast Internet access speeds, and wireless Internet technologies continue to evolve rapidly to allow for greater speed and reliability. We expect other advances in communications technology to occur in the future. If we choose technology or equipment that is not as effective or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so, or if we fail to execute effectively on our technology initiatives, our businesses and results of operations could be adversely affected. We also will continue to incur additional costs as we execute our technology initiatives, such as the deployment of DOCSIS 3.1, X1 set-top boxes, wireless gateways and Cloud DVR technology, and there can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our revenue or to compete successfully in the future. We also may incur increased costs if changes in the products and services that our competitors offer require that we offer certain of our existing services or enhancements at a lower or no cost to our customers or that we make additional research and development expenditures.

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Federal, state and local governments extensively regulate the video and voice services industry, and more recently, Internet services. We expect that legislative enactments, court actions and regulatory proceedings will continue to clarify, and in some cases may adversely affect, the rights and obligations of cable operators and other entities under the Communications Act and other laws. Our broadcast television business is also highly regulated by federal laws and regulations. Our cable networks, filmed entertainment and theme parks businesses are also subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, which have become more stringent over time, and the safety of consumer products and theme park operations. In addition, we are subject to the NBCUniversal Order and the NBCUniversal Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines, and civil and criminal liability. For a more extensive discussion of the significant risks associated with the regulation of our businesses, see Item 1, Business and refer to the “Legislation and Regulation” discussion within that section.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our businesses.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. In addition, the FCC and certain states are becoming more active in considering rulemakings and legislation, as well as in conducting inquiries and reviews, regarding our services. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. For example, as more fully discussed in Item 1, Business – “Legislation and Regulation,” in 2015, the FCC adopted new open Internet regulations that reclassify broadband Internet access service as a “telecommunications service,” making it subject to certain common carriage regulations under Title II of the Communications Act. This change could have a material adverse effect on our business and results of operations. In addition, in 2015, the FCC adopted an order that preempted certain state laws that had restricted municipalities from operating municipally owned broadband networks. The FCC is also considering the appropriate regulatory framework for VoIP service, including whether that service should be regulated under Title II. Accordingly, the legal and regulatory environment applicable to our businesses continues to intensify. Any changes to the legal and regulatory framework applicable to any of our services or businesses could have a negative impact on our businesses and results of operations.

Comcast 2015 Annual Report on Form 10-K	28

Programming expenses for our video services are increasing, which could adversely affect our Cable Communications segment’s video business.

We expect programming expenses for our video services to continue to be our Cable Communications segment’s largest single expense item and to increase in the foreseeable future. The multichannel video provider industry has experienced continued increases in the cost of programming, especially sports programming, which we expect will continue for the foreseeable future. Our programming expenses may also increase as we add programming to our video services or distribute existing programming to more of our customers or through additional delivery platforms, such as On Demand or streaming services. Additionally, in the past few years, we have begun paying certain local broadcast television stations in exchange for their required consent for the retransmission of broadcast network programming to our video services customers; we expect to continue to be subject to increasing demands for payment and other concessions from local broadcast television stations. These market factors may be exacerbated by increased consolidation in the media industry, which may further increase our programming expenses. If we are unable to raise our customers’ rates or offset programming cost increases through the sale of additional services, the increasing cost of programming could have an adverse effect on our Cable Communications segment’s results of operations. Moreover, as our contracts with content providers expire, there can be no assurance that they will be renewed on acceptable terms or that they will be renewed at all, in which case we may be unable to provide such content as part of our video services, and our businesses and results of operations could be adversely affected.

NBCUniversal’s success depends on consumer acceptance of its content, and its businesses may be adversely affected if its content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase.

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

We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may have to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, and the ability to secure distribution from and impose surcharges or obtain carriage on, multichannel video providers for the content and the timing and amount of our rights payments. There can be no assurance that revenue from these contracts will exceed our costs for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our businesses may be adversely affected.

The loss of NBCUniversal’s programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect its businesses.

Our cable networks depend on their ability to secure and maintain distribution agreements with multichannel video providers. Our broadcast television networks depend on their ability to secure and maintain network affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. In addition, every three years, each of our owned local broadcast television stations must elect, with respect to its retransmission by multichannel video providers within its

29	Comcast 2015 Annual Report on Form 10-K

DMA, either “must-carry” status, in which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” in which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation, if any, paid to the station by such distributor. All of our NBC and Telemundo owned local broadcast television stations have elected retransmission consent through December 31, 2017. Increasingly, our cable networks, broadcast television and filmed entertainment businesses have entered into agreements to license their prior season and library content on other distribution platforms, including subscription video on demand services, and some multichannel video providers are offering smaller packages of channels as part of their streaming and linear television programming packages. In addition, certain online entities may stream our broadcast television content online without our consent and without paying any compensation to us. As a result, there can be no assurance that any of our distribution agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce our distribution revenue and the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses.

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses.

Network and information systems and other technologies, including those related to our network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, including those caused by us or by third parties, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, terrorist attacks or other similar events, could result in a degradation or disruption of our services, excessive call volume to call centers or damage to our equipment, data and properties. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future, and any such events could have an adverse effect on our results of operations.

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

The risk of these systems-related events and security breaches occurring continues to intensify in many lines of business, and our lines of business may be at a disproportionately heightened risk of these events occurring, due to the nature of our businesses and the fact that we maintain certain information necessary to conduct our business in digital form stored on cloud servers. In the ordinary course of our business, there are frequent attempts to cause such systems-related events and security breaches, and we have experienced a few minor systems-related events that, to date, have not resulted in any significant degradation or disruption to our network or information systems or our services or operations. While we develop and maintain systems, and operate a comprehensive security program, seeking to prevent systems-related events and security breaches from occurring, the development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite any efforts to prevent these events and security breaches,

Comcast 2015 Annual Report on Form 10-K	30

there can be no assurance that they will not occur in the future or will not have an adverse effect on our businesses. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches likely would not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result, and the occurrence of any such events or security breaches could have an adverse effect on our business.

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

A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Weak economic conditions could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, customers may reduce the level of cable services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be increased by the expanded availability of free or lower cost competitive services, such as subscription video on demand services, or substitute services for our high-speed Internet and voice services, such as mobile phones, smartphones and Wi-Fi networks. Weak economic conditions also may have a negative impact on our advertising revenue, the performance of our films and home entertainment releases, and attendance and spending in our theme parks business. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us, and any disruption in the global financial markets may affect our ability to obtain financing, including refinancing any existing debt, on acceptable terms.

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

31	Comcast 2015 Annual Report on Form 10-K

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

Acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated.

From time to time, we make acquisitions and investments and may pursue other strategic initiatives, including, for example, with respect to a wireless strategy. In connection with such acquisitions and strategic initiatives, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating an acquired or new line of business, disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions or initiatives. Additionally, regulatory agencies, such as the FCC or DOJ, may impose restrictions on the operation of our businesses as a result of our seeking regulatory approvals for any significant acquisitions and strategic initiatives. The occurrence of any of these events could have an adverse effect on our businesses.

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

Comcast 2015 Annual Report on Form 10-K	32

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

We, primarily through NBCUniversal, operate our businesses worldwide. There are risks inherent in doing business internationally, including global financial market turmoil, economic volatility and the global economic slowdown, currency exchange rate fluctuations and inflationary pressures, the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising, import or export restrictions and changes in trade regulations, difficulties in developing, staffing and managing foreign operations, issues related to occupational safety and adherence to diverse local labor laws and regulations, and potentially adverse tax developments. In addition, doing business internationally is subject to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act, that impose stringent requirements on how we conduct our foreign operations. If any of these events occur, our businesses may be adversely affected.

Our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock.

Our Class B common stock has a nondilutable 33 1/3% of the combined voting power of our Class A and Class B common stock. This nondilutable voting power is subject to proportional decrease to the extent the number of shares of Class B common stock is reduced below 9,444,375, which was the number of shares of Class B common stock outstanding on the date of our 2002 acquisition of AT&T Corp.’s cable business, subject to adjustment in specified situations. Stock dividends payable on the Class B common stock in the form of Class B or Class A common stock do not decrease the nondilutable voting power of the Class B common stock. The Class B common stock also has separate approval rights over several potentially material transactions, even if they are approved by our Board of Directors or by our other shareholders and even if they might be in the best interests of our other shareholders. These potentially material transactions include mergers or consolidations involving Comcast Corporation, transactions (such as a sale of all or substantially all of our assets) or issuances of securities that require shareholder approval, transactions that result in any person or group owning shares representing more than 10% of the combined voting power of the resulting or surviving corporation, issuances of Class B common stock or securities exercisable or convertible into Class B common stock, and amendments to our articles of incorporation or by-laws that would limit the rights of holders of our Class B common stock. Brian L. Roberts, our chairman and CEO, beneficially owns all of the outstanding shares of our Class B common stock and, accordingly, has considerable influence over our company and the potential ability to transfer effective control by selling the Class B common stock, which could be at a premium.

33	Comcast 2015 Annual Report on Form 10-K

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2015. Our corporate headquarters and Cable Communications segment headquarters are located in Philadelphia, Pennsylvania at One Comcast Center. We own an 80% interest in the entity whose primary asset is One Comcast Center. We also lease locations for numerous business offices, warehouses and properties housing divisional information technology operations throughout the United States.

Cable Communications Segment

Our principal physical assets consist of operating plant and equipment, including signal receiving, encoding and decoding devices, headends and distribution networks, and equipment at or near our customers’ homes. Our distribution network consists primarily of headends, content distribution servers, coaxial and fiber-optic cables, lasers, routers, switches and related electronic equipment. Our cable plant and related equipment generally are connected to utility poles under pole rental agreements with local public utilities, although in some areas the distribution cable is buried in underground ducts or trenches. Customer premise equipment consists primarily of set-top boxes, cable modems and wireless gateways. The physical components of cable systems require periodic maintenance and replacement.

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

NBCUniversal Segments

NBCUniversal’s corporate headquarters are located in New York City at 30 Rockefeller Plaza. NBCUniversal owns the space it occupies at 30 Rockefeller Plaza. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world, including property for our owned local broadcast television stations. In addition, we own theme parks and related facilities in Orlando, Florida and Hollywood, California. In November 2015, NBCUniversal acquired a 51% interest in the Universal Studios Japan.

Comcast 2015 Annual Report on Form 10-K	34

NBCUniversal Properties as of December 31, 2015

Location	Principal Use	Principal Segment in Which Used	Owned or Leased

30 Rockefeller Plaza New York, NY	NBCUniversal corporate headquarters, offices and studios	Headquarters and Other, Cable Networks and Broadcast Television	Owned

10 Rockefeller Plaza New York, NY	The Today Show studio, production facilities and offices	Broadcast Television	Leased

Universal City Universal City, CA	Offices, studios, theme park and retail operations	All	Owned

1000 Universal Studios Plaza Orlando, FL	Theme parks, production facilities, parking structures and administrative buildings	Theme Parks	Owned

Osaka, Japan	Theme park and administrative buildings	Theme Parks	Tangible properties owned on leased parcels of land

2290 W 8th Ave. Hialeah, FL	Telemundo headquarters and production facilities	Headquarters and Other and Broadcast Television	Leased

Other

The Wells Fargo Center, a large, multipurpose arena in Philadelphia, Pennsylvania that we own, was the principal physical operating asset of our other businesses as of December 31, 2015.

Item 3: Legal Proceedings

Refer to Note 17 to Comcast’s consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent developments related to our legal proceedings.

In addition to the matters described in Note 17, the California Attorney General and the Alameda County, California District Attorney investigated whether certain of our waste disposal policies, procedures and practices were in violation of the California Business and Professions Code and the California Health and Safety Code. These claims were settled in 2015 and did not have a material effect on our results of operations, financial condition or cash flows.

NBCUniversal is subject to legal proceedings and claims that arise in the ordinary course of its business and it does not expect the final disposition of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time-consuming and costly and could injure its reputation.

Item 4: Mine Safety Disclosures

Not applicable.

35	Comcast 2015 Annual Report on Form 10-K

Part II

Item 5: Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Comcast’s Class A common stock is listed on the NASDAQ Global Select Market under the symbol CMCSA. In December 2015, our shareholders approved a proposal to amend and restate our Amended and Restated Certificate of Incorporation in order to reclassify each issued share of Comcast’s Class A Special common stock into one share of Comcast’s Class A common stock. This reclassification became effective as of the close of business on December 11, 2015, at which time Comcast’s Class A Special common stock was no longer outstanding and ceased trading on the NASDAQ under the symbol CMCSK and instead became listed on the NASDAQ under the symbol CMCSA. There is no established public trading market for Comcast’s Class B common stock. The Class B common stock can be converted, on a share for share basis, into Class A common stock.

Dividends Declared
2015		2014
Month Declared:	Dividend Per Share	Month Declared:	Dividend Per Share
February	$0.25	January	$0.225
May	$0.25	May	$0.225
July	$0.25	July	$0.225
October (paid in January 2016)	$0.25	October (paid in January 2015)	$0.225
Total	$1.00	Total	$0.90

We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. In January 2016, our Board of Directors approved a 10.0% increase in our dividend to $1.10 per share on an annualized basis and approved our first quarter dividend of $0.275 per share to be paid in April 2016.

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

Record holders as of December 31, 2015, are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	485,163
Class B Common Stock	3

Comcast 2015 Annual Report on Form 10-K	36

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2015.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
First Quarter 2015
Comcast Class A	15,765,801	$57.12	15,756,663	$900,000,000	$9,100,000,000
Comcast Class A Special	19,302,589	$56.99	19,302,589	$1,100,000,000	$8,000,000,000
Second Quarter 2015
Comcast Class A	14,420,948	$57.90	14,420,373	$835,000,000	$7,165,000,000
Comcast Class A Special	12,984,017	$57.76	12,984,017	$750,000,000	$6,415,000,000
Third Quarter 2015
Comcast Class A	16,224,430	$57.58	16,224,430	$934,212,151	$5,480,787,849
Comcast Class A Special	20,871,773	$59.93	20,871,773	$1,250,787,795	$4,230,000,054
October 1-31, 2015
Comcast Class A	9,637,354	$60.53	9,637,354	$583,369,979	$3,646,630,075
Comcast Class A Special	419,745	$61.93	419,745	$25,993,675	$3,620,636,400
November 1-30, 2015
Comcast Class A	2,144,403	$62.01	2,144,403	$132,967,644	$3,487,668,756
Comcast Class A Special	—	$—	—	$—	$3,487,668,756
December 1-31, 2015
Comcast Class A	4,132,904	$57.51	4,132,904	$237,668,659	$3,250,000,097
Comcast Class A Special	—	$—	—	$—	$3,250,000,097
Total	115,903,964	$58.24	115,894,251	$6,749,999,903	$3,250,000,097

(a)

In February 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, and in December 2015, it increased the authorization to $10 billion effective January 1, 2016, which does not have an expiration date.

The total number of shares purchased during 2015 includes 9,713 shares received in the administration of employee share-based compensation plans.

Under our share repurchase program authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $5 billion of our Class A common stock during 2016, subject to market conditions. The number of shares we repurchase during 2016 will depend on prevailing market conditions.

Issuance of Equity Securities

On June 11, 2015, we issued 2,655,008 shares of our Class A common stock in connection with our acquisition of a closely-held company in a private transaction exempt from registration under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof.

37	Comcast 2015 Annual Report on Form 10-K

Comcast Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of Comcast’s Class A and Class A Special common stock.

	Class A		Class A Special
	High	Low	High	Low
2015
First Quarter	$60.70	$52.45	$60.19	$52.23
Second Quarter	$61.64	$56.05	$61.38	$55.74
Third Quarter	$64.99	$50.00	$64.70	$51.26
Fourth Quarter(a)	$63.38	$55.39	$63.48	$56.88

2014
First Quarter	$55.28	$49.00	$53.10	$47.87
Second Quarter	$54.26	$47.74	$53.88	$47.21
Third Quarter	$57.49	$52.52	$57.16	$52.43
Fourth Quarter	$59.30	$49.33	$58.94	$49.26

(a)

The high and low sales price of Comcast’s Class A Special common stock reflects the prices until December 11, 2015 when each issued share of Class A Special common stock was reclassified into one share of Class A common stock.

Comcast 2015 Annual Report on Form 10-K	38

Stock Performance Graph

Comcast

The graph below compares the yearly percentage change in the cumulative total shareholder return on Comcast’s Class A common stock during the five years ended December 31, 2015 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a select peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group consists of us, as well as Cablevision Systems Corporation (Class A), DISH Network Corporation (Class A), DirecTV Inc. (included through July 24, 2015, the date of acquisition by AT&T Corp.) and Time Warner Cable Inc. (the “cable subgroup”), and Time Warner Inc., Walt Disney Company, Viacom Inc. (Class B), Twenty-First Century Fox, Inc. (Class A), and CBS Corporation (Class B) (the “media subgroup”). The peer group was constructed as a composite peer group in which the cable subgroup is weighted 63% and the media subgroup is weighted 37% based on the respective revenue of our Cable Communications and NBCUniversal segments. The graph assumes $100 was invested on December 31, 2010 in our Class A common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2011	2012	2013	2014	2015
Comcast Class A	$110	$177	$250	$282	$279
S&P 500 Stock Index	$102	$118	$156	$177	$180
Peer Group Index	$110	$157	$231	$267	$265

NBCUniversal

NBCUniversal is a wholly owned subsidiary of NBCUniversal Holdings and there is no market for its equity securities.

39	Comcast 2015 Annual Report on Form 10-K

Item 6: Selected Financial Data

Comcast

Year ended December 31 (in millions, except per share data)	2015	2014	2013	2012	2011(b)
Statement of Income Data
Revenue	$74,510	$68,775	$64,657	$62,570	$55,842
Operating income	15,998	14,904	13,563	12,179	10,721
Net income attributable to Comcast Corporation(a)	8,163	8,380	6,816	6,203	4,160
Basic earnings per common share attributable to Comcast Corporation shareholders	3.28	3.24	2.60	2.32	1.51
Diluted earnings per common share attributable to Comcast Corporation shareholders	3.24	3.20	2.56	2.28	1.50
Dividends declared per common share	1.00	0.90	0.78	0.65	0.45
Balance Sheet Data (at year end)
Total assets(c)	$166,574	$159,186	$158,672	$164,837	$157,664
Total debt, including current portion(c)	52,621	48,081	47,706	40,323	39,155
Comcast Corporation shareholders’ equity	52,269	52,711	50,694	49,356	47,274
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	18,778	16,945	14,160	14,854	14,345
Investing activities	(11,964)	(8,733)	(9,514)	(1,486)	(12,508)
Financing activities	(8,429)	(6,020)	(13,879)	(4,037)	(6,201)

(a)

For 2015, 2014 and 2013, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for a discussion of the effects of items impacting net income attributable to Comcast Corporation. In 2015, 2014, 2013, 2012 and 2011, net income attributable to Comcast Corporation is stated after deducting net income attributable to noncontrolling interests of $250 million, $212 million, $319 million, $1.7 billion and $1 billion, respectively. The reduction in net income attributable to noncontrolling interests in 2013 was primarily due to the acquisition of General Electric Company’s 49% common equity interest in NBCUniversal Holdings that we did not already own in March 2013 (the “NBCUniversal redemption transaction”). See Note 5 to Comcast’s consolidated financial statements for additional information on the NBCUniversal redemption transaction.

(b)

On January 28, 2011, we completed the NBCUniversal transaction in which Comcast acquired a controlling interest in NBCUniversal. The results of operations of NBCUniversal are included in the financial information above for all periods following January 28, 2011.

(c)

As of December 31, 2015, we have adopted the updated accounting guidance that requires debt issuance costs to be presented as a direct deduction from the associated debt obligation. As a result, we reclassified unamortized debt issuance costs from other noncurrent assets to a reduction of long-term debt for all periods presented.

NBCUniversal

Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

Comcast 2015 Annual Report on Form 10-K	40

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

In 2015, our consolidated revenue was $74.5 billion and our operating income was $16.0 billion.

2015 Consolidated Operating Results by Segment

Cable Communications Segment

Comcast Cable is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these and other services to business customers. As of December 31, 2015, our cable systems had 27.7 million total customer relationships; served 22.3 million video customers, 23.3 million high-speed Internet customers and 11.5 million voice customers; and passed more than 55 million homes and businesses.

Our Cable Communications segment generates revenue primarily from residential and business customers subscribing to our cable services, which we market individually and as bundled services, and from the sale of advertising. Customers are typically billed in advance on a monthly basis based on the services and features they receive and the type of equipment they use. The majority of our residential cable services customers are

41	Comcast 2015 Annual Report on Form 10-K

not subject to minimum-term contracts for their services, while substantially all of our business customers are. Minimum-term contracts are typically 2 years in length for residential customers and typically range from 2 to 5 years for business services customers. Customers with minimum-term contracts may only discontinue service in accordance with the terms of their contracts, which may include an early termination fee.

Residential Cable Services

Our Cable Communications segment offers a broad variety of video service packages that may include premium networks such as HBO, Showtime, Starz and Cinemax; pay-per-view services; and our On Demand service. Our video customers may subscribe for additional fees to our high-definition video (“HD”) and digital video recorder (“DVR”) advanced services. We are actively deploying X1 set-top boxes throughout our footprint and have launched Cloud DVR technology in substantially all of our markets.

We offer residential customers a variety of high-speed Internet services with downstream speeds of up to 150 Mbps and downstream speeds of up to 505 Mbps in limited markets. We are actively deploying wireless gateways throughout our footprint, which combine a customer’s wireless router, cable modem and voice adapter, to improve the performance of multiple Internet-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network. We are continuing to expand our network of residential, outdoor and business Wi-Fi hotspots to allow most of our high-speed Internet customers to access our high-speed Internet services inside and outside the home, and we provide access to approximately 13.3 million of these hotspots as of December 31, 2015.

We offer voice services that provide local and long-distance calling and other related features.

Business Services

We offer our cable services to small and medium-sized businesses, and more recently, we have begun to offer services to large enterprises with multiple locations (“business services”). We offer to medium-sized businesses and large enterprises Ethernet network services that connect multiple locations and provide higher downstream and upstream speed options. We also provide cellular backhaul services to mobile network operators to help those customers manage network bandwidth.

Advertising

Our Cable Communications segment also sells advertising. As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that our Spotlight business sells to local, regional and national advertisers.

Operating Margin

Our Cable Communications segment operating margin is operating income before depreciation and amortization as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers. As further discussed in Cable Communications Segment Results of Operations, we expect that our programming expenses will continue to increase, which may negatively impact our operating margin. We will attempt to mitigate increases in operating costs and expenses by growing revenue, particularly in our high-speed Internet, video and business services businesses.

NBCUniversal Segments

NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, as well as owns and operates several theme parks worldwide.

Comcast 2015 Annual Report on Form 10-K	42

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable entertainment networks (USA Network, Syfy, E!, Bravo, Oxygen, Esquire Network, Sprout, Chiller, Universal HD and Cloo), our national cable news and information networks (MSNBC, CNBC and CNBC World), our national cable sports networks (Golf Channel and NBC Sports Network), our regional sports and news networks, various international cable networks, our cable television studio production operations, and related digital media properties.

Our Cable Networks segment generates revenue primarily from the distribution and licensing of its programming and from the sale of advertising on its networks.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast television networks, its 10 NBC and 17 Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and related digital media properties.

Our Broadcast Television segment generates revenue primarily from the sale of advertising on its networks, from the licensing of its programming, and from fees received under retransmission consent agreements.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names.

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters and from the licensing and sale of our owned and acquired films.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. In November 2015, NBCUniversal acquired a 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”). In addition, along with a consortium of Chinese state owned companies, we are developing a theme park in China.

Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our theme parks, as well as from licensing and other fees.

2015 Developments

The following are the more significant developments in our businesses during 2015:

Cable Communications Segment

•

An increase in Cable Communications segment revenue of 6.2% to $46.9 billion and an increase in Cable Communications segment operating income before depreciation and amortization of 5.6% to $19.1 billion

•	An increase in Cable Communications segment capital expenditures of 14.3% to $7 billion primarily due to our continued investment in the following initiatives:

•

the accelerated deployment of our IP and cloud-enabled video platform, referred to as our X1 platform, which is available in all of the markets in which we operate, and our Cloud DVR technology, which is available in substantially all of our markets

43	Comcast 2015 Annual Report on Form 10-K

•	the deployment of wireless gateways to more than 70% of our residential high-speed Internet customers

•	the improvement of our network infrastructure to increase network capacity

•

the expansion of our business services, including the creation of the new enterprise service offering designed to serve certain Fortune 1000 companies and other large nationwide enterprises with multiple locations

•	Investments to improve the customer experience, including by hiring additional personnel and developing and deploying various technology and software tools

NBCUniversal Segments

•	An increase in total NBCUniversal revenue of 11.9% to $28.5 billion

•	An increase in total NBCUniversal operating income before depreciation and amortization of 14.8% to $6.4 billion

•	An increase in our Filmed Entertainment segment revenue of 45.5% largely due to the success of Furious 7, Jurassic World and Minions, which each exceeded $1 billion in worldwide theatrical receipts

•

An increase in our Theme Parks segment revenue of 27.3% due to the continued success of attractions at our Universal theme parks, including The Wizarding World of Harry Potter™ — Diagon Alley™ in Orlando and the Fast & Furious™ —Supercharged™ studio tour in Hollywood

•	The continued investment in original programming and sports programming rights at both our cable networks and broadcast television networks, including the premiere of NASCAR programming

•	The acquisition of a 51% interest in Universal Studios Japan for $1.5 billion

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.

For additional information on the competition our businesses face, see Item 1A: Risk Factors and refer to the risk factors entitled “Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by alternative methods for viewing content may adversely affect our businesses and challenge existing business models” within that section.

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

Comcast 2015 Annual Report on Form 10-K	44

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

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters, on DVD and through digital distribution services. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holidays. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel and weather variations, local entertainment offerings and the opening of new attractions. Our theme parks generally experience peak attendance during the summer months when schools are closed and during early winter and spring holiday periods.

Consolidated Operating Results

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue	$74,510	$68,775	$64,657	8.3%	6.4%
Costs and Expenses:
Programming and production	22,550	20,912	19,670	7.8	6.3
Other operating and administrative	21,339	19,854	18,575	7.5	6.9
Advertising, marketing and promotion	5,943	5,086	4,978	16.8	2.2
Depreciation	6,781	6,337	6,254	7.0	1.3
Amortization	1,899	1,682	1,617	12.8	4.1
Operating income	15,998	14,904	13,563	7.3	9.9
Other income (expense) items, net	(2,626)	(2,439)	(2,448)	7.7	(0.4)
Income before income taxes	13,372	12,465	11,115	7.3	12.2
Income tax expense	(4,959)	(3,873)	(3,980)	28.0	(2.7)
Net income	8,413	8,592	7,135	(2.1)	20.4
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(250)	(212)	(319)	18.1	(33.3)
Net income attributable to Comcast Corporation	$8,163	$8,380	$6,816	(2.6)%	22.9%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

45	Comcast 2015 Annual Report on Form 10-K

Consolidated Revenue

The following graph illustrates the contributions to the increases in consolidated revenue by our Cable Communications and NBCUniversal segments, as well as our Corporate and Other activities.

Consolidated revenue in 2015 included $376 million of revenue associated with our broadcast of the Super Bowl in February 2015 and an increase in revenue at our Filmed Entertainment segment of $2.3 billion, both of which are reported in our NBCUniversal segments. Consolidated revenue in 2014 included $1.1 billion of revenue associated with our broadcast of the Sochi Olympics in February 2014, which is reported in our NBCUniversal segments.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately under the heading “Corporate and Other Results of Operations.”

Comcast 2015 Annual Report on Form 10-K	46

Consolidated Costs and Expenses

The following graph illustrates the contributions to the increases in consolidated operating costs and expenses by our Cable Communications and NBCUniversal segments, as well as our Corporate and Other activities.

Our consolidated operating costs and expenses in 2015 included expenses associated with our broadcast of the 2015 Super Bowl and our larger film slate, both of which are included in our NBCUniversal segments. Our consolidated operating costs and expenses in 2014 included expenses associated with our broadcast of the 2014 Sochi Olympics, which is reported in our NBCUniversal segments. Our consolidated operating costs and expenses also included transaction-related costs associated with the Time Warner Cable merger and the related divestiture transactions of $178 million and $237 million in 2015 and 2014, respectively, which is included in Corporate and Other. On April 24, 2015, we and Time Warner Cable Inc. terminated our planned merger and we terminated our related agreement with Charter Communications, Inc. to spin off, exchange and sell certain cable systems.

Operating costs and expenses for our segments is discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Depreciation and Amortization

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Cable Communications	$7,028	$6,422	$6,394	9.4%	0.4%
NBCUniversal	1,539	1,495	1,411	2.9	5.9
Corporate and Other	113	102	66	10.3	58.1
Comcast Consolidated	$8,680	$8,019	$7,871	8.2%	1.9%

Consolidated depreciation and amortization expenses increased in 2015 primarily due to increases in capital expenditures, as well as expenditures for software, in our Cable Communications segment in recent years. We continue to invest in customer premise equipment, primarily for our X1 platform, wireless gateways and Cloud DVR technology, and in equipment to increase our network capacity. In addition, because these assets generally have shorter estimated useful lives, our depreciation expenses have increased, which we expect will

47	Comcast 2015 Annual Report on Form 10-K

continue in 2016. In 2015, depreciation and amortization expenses included $20 million related to the acceleration of amortization for certain intangible assets and the write-off of certain capitalized costs associated with the termination of the Time Warner Cable merger and related divestiture transactions. Consolidated depreciation and amortization expenses increased slightly in 2014 primarily due to increases in capital spending in our Cable Communications and NBCUniversal segments, as well as increases related to our acquisitions in 2013 of our corporate headquarters and real estate properties for NBCUniversal.

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

The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment. The revenue and operating costs and expenses associated with our broadcast of the 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments.

Cable Communications Segment Results of Operations

Comcast 2015 Annual Report on Form 10-K	48

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue
Residential:
Video	$21,526	$20,783	$20,535	3.6%	1.2%
High-speed Internet	12,471	11,321	10,334	10.2	9.5
Voice	3,608	3,671	3,657	(1.7)	0.4
Business services	4,742	3,951	3,241	20.0	21.9
Advertising	2,318	2,393	2,147	(3.1)	11.5
Other	2,214	2,021	1,922	9.6	5.1
Total revenue	46,879	44,140	41,836	6.2	5.5
Operating costs and expenses
Programming	10,516	9,819	9,107	7.1	7.8
Technical and product support	5,904	5,547	5,373	6.4	3.2
Customer service	2,377	2,205	2,097	7.8	5.2
Franchise and other regulatory fees	1,382	1,296	1,246	6.7	4.0
Advertising, marketing and promotion	3,340	3,083	2,905	8.4	6.1
Other	4,240	4,078	3,903	3.9	4.5
Total operating costs and expenses	27,759	26,028	24,631	6.7	5.7
Operating income before depreciation and amortization	$19,120	$18,112	$17,205	5.6%	5.3%

Customer Metrics

	Total Customers			Net Additional Customers
December 31 (in thousands)	2015	2014	2013	2015	2014	2013
Total customer relationships(a)	27,701	27,035	26,677	666	358	215
Single product customers(a)	8,366	8,409	8,752	(43)	(343)	(593)
Double product customers(a)	9,221	8,750	8,541	472	209	34
Triple product customers(a)	10,114	9,876	9,384	238	492	774
Video customers	22,347	22,383	22,577	(36)	(194)	(267)
High-speed Internet customers	23,329	21,962	20,685	1,367	1,277	1,296
Voice customers	11,475	11,193	10,723	282	470	768
Average monthly total revenue per customer relationship	$142.74	$136.97	$131.22

Customer metrics include residential and business customers and are presented based on actual amounts. Minor differences may exist due to rounding.

(a)

Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product and triple product customers represent customers that subscribe to one, two or three of our cable services, respectively.

Cable Communications Segment – Revenue

Video

Video revenue increased 3.6% and 1.2% in 2015 and 2014, respectively. The increases in revenue in both years were due to increases in the number of residential customers receiving additional and higher levels of video service and rate adjustments, partially offset by decreases in the number of residential video customers. The increases in residential customers receiving additional and higher levels of video service and rate adjustments accounted for increases in revenue of 4.5% and 2.7% in 2015 and 2014, respectively. As of December 31, 2015, 13.9 million customers subscribed to at least one of our HD or DVR advanced services compared to 13.0 million customers and 12.5 million customers as of December 31, 2014 and 2013,

49	Comcast 2015 Annual Report on Form 10-K

respectively. The decreases in the number of residential video customers in 2015 and 2014 were primarily due to competitive pressures and the impact of rate adjustments.

As of December 31, 2015, 40.1% of the homes and businesses in the areas we serve subscribed to our video services, compared to 40.9% and 41.9% as of December 31, 2014 and 2013, respectively. We may experience further declines in the number of residential video customers.

High-Speed Internet

High-speed Internet revenue increased 10.2% and 9.5% in 2015 and 2014, respectively. Increases in the number of residential customers receiving our high-speed Internet services accounted for increases in revenue of 5.8% and 5.9% in 2015 and 2014, respectively. The remaining increases in revenue in both 2015 and 2014 were primarily due to increases in the number of customers receiving higher levels of service and rate adjustments.

As of December 31, 2015, 41.9% of the homes and businesses in the areas we serve subscribed to our high-speed Internet services, compared to 40.2% and 38.4% as of December 31, 2014 and 2013, respectively. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased 1.7% in 2015 and increased slightly in 2014. While the number of residential customers receiving voice services through our discounted bundled service offerings increased in both years, revenue was negatively impacted by the allocation of voice revenue for our customers who receive bundled services. The amount allocated to voice revenue in the rate charged for bundled services decreased in 2015 and 2014 because video and high-speed Internet rates increased while voice rates remained relatively flat.

As of December 31, 2015, 20.6% of the homes and businesses in the areas we serve subscribed to our voice services, compared to 20.5% and 19.9% as of December 31, 2014 and 2013, respectively.

Business Services

Business services revenue increased 20.0% and 21.9% in 2015 and 2014, respectively. The increases in 2015 and 2014 were primarily due to increases in the number of small business customers receiving our high-speed Internet and voice services and rate adjustments. In 2015, 2014 and 2013, our small business customers represented more than 70% of total business services revenue. The remaining increases in both years were primarily due to continued growth in our medium-sized business services, including Ethernet network and advanced voice services.

We believe the increases in the number of business customers were primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

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

Advertising revenue decreased 3.1% in 2015 primarily due to a decrease in political advertising revenue. Excluding the impact of political advertising revenue, advertising revenue increased 3.7% in 2015. Advertising

Comcast 2015 Annual Report on Form 10-K	50

revenue increased 11.5% in 2014 primarily due to an increase in political revenue of 8.0%, as well as an increase in revenue in our national and local advertising markets. Excluding the impact of political advertising revenue, advertising revenue increased 3.5% in 2014.

In 2015, 7% of our Cable Communications segment’s advertising revenue was generated from our NBCUniversal segments, compared to 5% and 4% in 2014 and 2013, respectively. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Other

Other revenue primarily includes revenue related to cable franchise and other regulatory fees. We also receive revenue related to fees from other services, such as our home security and automation services. Cable franchise and other regulatory fees represent the fees we are required to pay to federal, state and local authorities that we pass through to our customers. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. The changes in franchise and other regulatory fees collected from our cable services customers are generally due to changes in the revenue on which the fees apply.

Other revenue increased 9.6% and 5.1% in 2015 and 2014, respectively, primarily due to increases in revenue from our home security and automation services, as well as increases in cable franchise and other regulatory fees.

Cable Communications Segment – Operating Costs and Expenses

Our operating margin, which is our operating income before depreciation and amortization as a percentage of revenue, for 2015, 2014 and 2013 was 40.8%, 41.0% and 41.1%, respectively.

Programming Expenses

Programming expenses, which represent our most significant operating expense, are the fees we incur to provide content to our video customers. These expenses are affected by the programming license fees charged by cable networks, the fees charged for retransmission of the signals from local broadcast television stations, the number of video customers we serve and the amount of content we provide. Programming expenses increased in 2015 and 2014 primarily due to increases in programming license fees, including sports programming costs and retransmission consent fees, and fees to secure rights for additional programming for our customers across an increasing number of platforms.

We anticipate that our programming expenses will continue to increase as we provide additional content to our video customers; as we deliver this content through an increasing number of platforms, including On Demand, online and through our mobile apps; and as the fees we pay increase, primarily sports programming costs and retransmission consent fees. We believe that adding more content and delivering it on various platforms will help us to attract and retain video customers.

Technical and Product Support Expenses

Technical and product support expenses include costs to complete service call and installation activities, as well as costs for network operations, product development, fulfillment and provisioning. Technical and product support expenses increased in 2015 and 2014 primarily due to expenses related to the development, delivery and support of our enhanced devices, including our X1 set-top boxes, Cloud DVR technology and wireless gateways, and the continued growth in business services and home security and automation services. The increase in 2015 was also due to expenses related to investments we are making to improve the customer experience.

51	Comcast 2015 Annual Report on Form 10-K

Customer Service Expenses

Customer service expenses include the personnel and other costs associated with handling the sale of services to customers and customer service activity. Customer service expenses increased in 2015 primarily due to increases in support for improving the customer experience and increases in total labor costs associated with increases in customer service activity. Customer service expenses increased in 2014 due to increases in total labor costs associated with increases in customer service activity. The increases in customer service activity in both periods were due to sales and support activities associated with the continued deployment of our enhanced devices and services, which include our X1 platform, Cloud DVR technology, wireless gateways, and home security and automation services, and the continued growth in business services.

Franchise and Other Regulatory Fees

Franchise and other regulatory fees increased in 2015 and 2014 primarily due to increases in the revenue on which the fees apply.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses increased in 2015 and 2014 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other Operating Costs and Expenses

Other operating costs and expenses increased in 2015 and 2014 primarily due to increases in costs to support our advertising sales business, as well as increases in other administrative costs.

NBCUniversal Segments Overview

2015 NBCUniversal Segments Operating Results

Comcast 2015 Annual Report on Form 10-K	52

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue
Cable Networks	$9,628	$9,563	$9,201	0.7%	3.9%
Broadcast Television	8,530	8,542	7,120	(0.1)	20.0
Filmed Entertainment	7,287	5,008	5,452	45.5	(8.2)
Theme Parks	3,339	2,623	2,235	27.3	17.3
Headquarters, other and eliminations	(322)	(308)	(358)	NM	NM
Total revenue	$28,462	$25,428	$23,650	11.9%	7.5%
Operating Income Before Depreciation and Amortization
Cable Networks	$3,499	$3,589	$3,501	(2.5)%	2.5%
Broadcast Television	780	734	345	6.3	112.5
Filmed Entertainment	1,234	711	483	73.5	47.3
Theme Parks(a)	1,464	1,096	943	33.5	16.3
Headquarters, other and eliminations(a)	(563)	(542)	(540)	(3.8)	(0.7)
Total operating income before depreciation and amortization	$6,414	$5,588	$4,732	14.8%	18.1%

Percentage changes that are considered not meaningful are denoted with NM.

(a)

As disclosed in Note 11 to the Comcast consolidated financial statements, NBCUniversal changed its method of accounting for a contractual obligation that involves an interest in the revenue of certain theme parks. As a result of the change, beginning in the fourth quarter of 2015, amounts payable based on current period revenue are presented in operating costs and expenses. Amounts paid through the third quarter of 2015 were included in other income (expense), net in our consolidated statement of income. For segment reporting purposes, we have adjusted periods prior to the fourth quarter of 2015 to reflect this expense on a consistent basis for all periods in the Theme Parks segment, which resulted in an offsetting adjustment in NBCUniversal Headquarters, Other and Eliminations.

Cable Networks Segment Results of Operations

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue
Distribution	$5,461	$5,307	$4,905	2.9%	8.2%
Advertising	3,435	3,494	3,536	(1.7)	(1.2)
Content licensing and other	732	762	760	(4.0)	0.3
Total revenue	9,628	9,563	9,201	0.7	3.9
Operating costs and expenses
Programming and production	4,319	4,241	3,850	1.8	10.2
Other operating and administrative	1,270	1,232	1,342	3.1	(8.3)
Advertising, marketing and promotion	540	501	508	7.7	(1.3)
Total operating costs and expenses	6,129	5,974	5,700	2.6	4.8
Operating income before depreciation and amortization	$3,499	$3,589	$3,501	(2.5)%	2.5%

Cable Networks Segment – Revenue

Distribution

Distribution revenue is generated from distribution agreements with multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Distribution revenue increased in 2015 primarily due to increases in the contractual rates charged under distribution agreements which were partially due to the premiere of NASCAR programming on the NBC Sports

53	Comcast 2015 Annual Report on Form 10-K

Network in 2015. These increases were partially offset by a decrease in revenue from the decline in subscribers at some of our cable networks. Distribution revenue increased in 2014 primarily due to our broadcast of the 2014 Sochi Olympics and increases in contractual rates charged under distribution agreements. Excluding $177 million of revenue associated with the 2014 Sochi Olympics, distribution revenue increased 6.5% and 4.6% in 2015 and 2014, respectively.

Advertising

Advertising revenue is generated from the sale of advertising units sold on our cable networks and related digital media properties. Advertising revenue is primarily based on the price we charge for each advertising unit, which is generally based on audience ratings and the value of our viewer demographics to advertisers, and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the success and ratings of our programming, the strength of the national advertising market, general economic conditions, and cyclicality related to political campaigns and issue-oriented advertising. Audience ratings at some of our cable networks have declined and may continue to decline as the number of programming choices continues to increase and as more viewers use DVRs and video on demand services to view content outside of audience ratings measurement periods.

Advertising revenue decreased in 2015 primarily due to revenue in the prior year associated with our broadcast of the 2014 Sochi Olympics. In addition, while we continued to experience audience ratings declines that negatively affected advertising revenue, the impact of audience ratings was partially offset by higher prices for, and an increase in the volume of, advertising units sold, as well as increased advertising revenue associated with the broadcast of NASCAR programming. Advertising revenue decreased slightly in 2014 primarily due to continued declines in audience ratings at our cable networks and the absence of the Style network and Fandango in 2014. In 2014, we began presenting the operations of Fandango, our movie ticketing and entertainment business, in the Filmed Entertainment segment. The decrease was partially offset by higher prices for, and an increase in the volume of, advertising units sold and our broadcast of the 2014 Sochi Olympics. Excluding $80 million of revenue associated with the 2014 Sochi Olympics, advertising revenue increased slightly in 2015 due to the broadcast of NASCAR programming and decreased 3.5% in 2014 due to continued declines in audience ratings at our cable networks.

Content Licensing and Other

We generate other revenue primarily from the licensing of our owned programming in the United States and internationally to cable and broadcast networks and subscription video on demand services, as well as from the sale of our owned programming through digital distribution services such as iTunes. In addition, our cable television production generates revenue from programming it produces for third-party networks and subscription video on demand services.

Content licensing and other revenue decreased in 2015 primarily due to the timing of content provided under our licensing agreements. Content licensing and other revenue remained flat in 2014.

In 2015, 2014 and 2013, 13%, 12% and 13%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in Comcast’s consolidated financial statements but are included in the amounts presented above.

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

Comcast 2015 Annual Report on Form 10-K	54

Programming and production costs increased in 2015 primarily due to our continued investment in programming, including the premiere of NASCAR programming and other sports programming rights costs. These increases were partially offset by costs in the prior year associated with our broadcast of the 2014 Sochi Olympics. Programming and production costs increased in 2014 primarily due to costs associated with our broadcast of the 2014 Sochi Olympics, as well as our continued investment in programming, including original programming at our entertainment networks and sports programming rights costs. The increase in sports programming rights costs in 2014 included the impact of a new rights agreement with a professional sports team and costs associated with the first full year of our airing of English Premier League soccer.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative costs and expenses increased in 2015 primarily due to an increase in employee-related costs. Other operating and administrative costs and expenses decreased in 2014 primarily due to lower employee-related costs and the absence of the Style network and Fandango in 2014.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of the costs associated with promoting our cable networks programming and costs associated with our related digital media properties.

Advertising, marketing and promotion expenses increased in 2015 primarily due to an increase in marketing expenses related to the launch of new programming on our cable networks. Advertising, marketing and promotion expenses remained relatively flat in 2014.

Broadcast Television Segment Results of Operations

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue
Advertising	$5,747	$5,888	$4,930	(2.4)%	19.4%
Content licensing	1,784	1,569	1,447	13.7	8.4
Other	999	1,085	743	(7.8)	46.0
Total revenue	8,530	8,542	7,120	(0.1)	20.0
Operating costs and expenses
Programming and production	5,950	6,127	5,192	(2.9)	18.0
Other operating and administrative	1,276	1,199	1,204	6.4	(0.4)
Advertising, marketing and promotion	524	482	379	8.9	27.0
Total operating costs and expenses	7,750	7,808	6,775	(0.7)	15.3
Operating income before depreciation and amortization	$780	$734	$345	6.3%	112.5%

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

55	Comcast 2015 Annual Report on Form 10-K

networks’ and owned local television stations’ programming schedules. Advertising revenue is affected by the strength of the national and local advertising markets, general economic conditions, cyclicality related to political campaigns and issue-oriented advertising, and the success and ratings of our programming.

Advertising revenue decreased in 2015 primarily due to revenue in the prior year associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by an increase in advertising revenue in the current year associated with our broadcast of the 2015 Super Bowl. Advertising revenue increased in 2014 primarily due to revenue associated with our broadcast of the 2014 Sochi Olympics. Excluding $730 million of revenue associated with our broadcast of the 2014 Sochi Olympics and $376 million of revenue associated with our broadcast of the 2015 Super Bowl, revenue increased 4.1% and 4.6% in 2015 and 2014, respectively, primarily due to higher prices and increases in the volume of advertising units sold.

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally to various distribution platforms, including to cable and broadcast networks, as well as to subscription video on demand services. In addition, our broadcast television production studio develops and produces original content that it licenses to broadcast networks, cable networks and local broadcast television stations owned by us and third parties, as well as to subscription video on demand services. The production and distribution costs related to our owned programming generally exceed the revenue generated from the initial network license, which means the subsequent licensing of our owned programming series following the initial network license is critical to their financial success.

Content licensing revenue increased in 2015 and 2014 primarily due to the timing of content provided under our licensing agreements.

Other

We generate other revenue primarily from fees for retransmission consent of our owned local broadcast television stations and associated fees received from NBC-affiliated local broadcast television stations, as well as from the sale of our owned programming on DVD and through digital distribution services. The sale of our owned programming is driven primarily by the popularity of our broadcast networks and programming series and therefore fluctuates based on consumer spending and acceptance. Other revenue also includes distribution revenue associated with our periodic broadcasts of the Olympic Games.

Other revenue decreased in 2015 primarily due to distribution revenue in the prior year that was associated with our broadcast of the 2014 Sochi Olympics. The decrease was partially offset by an increase in fees recognized under our retransmission consent agreements, as well as new syndication agreements entered into in 2015. Other revenue increased in 2014 primarily due to $116 million of distribution revenue that was associated with our broadcast of the 2014 Sochi Olympics.

Broadcast Television Segment – Operating Costs and Expenses

Programming and Production Costs

Programming and production costs relate to content originating on our broadcast networks and owned local broadcast television stations, as well as owned content that is licensed to third parties. These costs include the amortization of owned and acquired programming costs, sports rights, direct production costs, residual and participation payments, production overhead, costs associated with the distribution of our programming to third-party networks and other distribution platforms, and on-air talent costs.

Programming and production costs decreased in 2015 primarily due to costs in the prior year associated with our broadcast of the 2014 Sochi Olympics. The decrease was partially offset by costs associated with our

Comcast 2015 Annual Report on Form 10-K	56

broadcast of the 2015 Super Bowl, the timing of content provided under our licensing agreements and higher studio production costs. Programming and production costs increased in 2014 primarily due to costs associated with our broadcast of the 2014 Sochi Olympics, as well as our continued investment in original programming.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative costs increased in 2015 primarily due to an increase in employee-related costs. Other operating and administrative costs and expenses remained flat in 2014.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of the costs associated with promoting our owned and licensed television programming, as well as the marketing of DVDs and costs associated with our related digital media properties.

Advertising, marketing and promotion expenses increased in 2015 and 2014 primarily due to increased spending on marketing associated with our NBC primetime lineup.

Filmed Entertainment Segment Results of Operations

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue
Theatrical	$2,829	$1,101	$1,568	156.9%	(29.8)%
Content licensing	1,923	1,792	1,654	7.3	8.3
Home entertainment	1,801	1,457	1,828	23.6	(20.3)
Other	734	658	402	11.5	63.7
Total revenue	7,287	5,008	5,452	45.5	(8.2)
Operating costs and expenses
Programming and production	3,488	2,331	2,982	49.6	(21.8)
Other operating and administrative	872	849	716	2.8	18.5
Advertising, marketing and promotion	1,693	1,117	1,271	51.7	(12.2)
Total operating costs and expenses	6,053	4,297	4,969	40.9	(13.5)
Operating income before depreciation and amortization	$1,234	$711	$483	73.5%	47.3%

Filmed Entertainment Segment – Revenue

Theatrical

Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films for exhibition in movie theaters and is significantly affected by the timing of each release and the number of films we distribute, as well as their acceptance by audiences. Theatrical revenue is also affected by the number of exhibition screens, ticket prices, the percentage of ticket sale retention by the exhibitors and the popularity of competing films at the time our films are released. The success of a film in movie theaters is a significant factor in determining the revenue a film is likely to generate in succeeding distribution platforms.

Theatrical revenue increased in 2015 primarily due to the strong performance of our larger 2015 film slate, including Furious 7, Jurassic World and Minions. Theatrical revenue decreased in 2014 primarily due to the

57	Comcast 2015 Annual Report on Form 10-K

strong performance of our major films in 2013, including Despicable Me 2 and Fast and Furious 6. The decrease in theatrical revenue in 2014 was partially offset by the performance of our 2014 releases, including Lucy and Neighbors.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to cable, broadcast and premium networks, as well as to subscription video on demand services.

Content licensing revenue increased in 2015 and 2014 primarily due to the timing of when content was made available under licensing agreements.

Home Entertainment

Home entertainment revenue is generated from the sale of our owned and acquired films on DVDs to retail stores, rental kiosks and subscription by mail services, and in digital formats. Home entertainment revenue is significantly affected by the timing and number of our releases and their acceptance by consumers. Release dates are determined by several factors, including the timing of the exhibition of a film in movie theaters, holiday periods and the timing of competitive releases. The overall DVD market continues to experience declines due to the maturation of the standard-definition DVD format, increasing shifts in consumer behavior toward digital distribution services, and subscription rental services, all of which generate less revenue per transaction than DVD sales, as well as due to piracy.

Home entertainment revenue increased in 2015 primarily due to the strong performance of our 2015 releases, including Minions and Jurassic World. Home entertainment revenue decreased in 2014 primarily due to the strong performance of our 2013 releases, including Despicable Me 2 and Fast and Furious 6.

Other

We also generate revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business.

Other revenue increased in 2015 primarily due to an increase in revenue generated from Fandango. Other revenue increased in 2014 primarily due to the inclusion of Fandango, which was previously presented in our Cable Networks segment.

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

Programming and production costs increased in 2015 primarily due to higher amortization of film production costs associated with our larger 2015 film slate, including Furious 7, Jurassic World and Minions. Programming and production costs decreased in 2014 primarily due to lower amortization of film costs associated with the lower costs of our 2014 film slate compared to 2013.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Comcast 2015 Annual Report on Form 10-K	58

Other operating and administrative expenses increased slightly in 2015 due to increased expenses associated with our larger film slate. Other operating and administrative expenses increased in 2014 primarily due to the inclusion of Fandango, which was previously presented in our Cable Networks segment.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of expenses associated with advertising for our theatrical releases and the marketing of our films on DVD and in digital formats. We incur significant marketing expenses before and throughout the release of a film in movie theaters. As a result, we typically incur losses on a film prior to and during the film’s exhibition in movie theaters and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs associated with producing and marketing films have generally increased in recent years and may continue to increase in the future.

Advertising, marketing and promotion expenses increased in 2015 primarily due to higher promotional costs associated with our larger 2015 film slate and increased advertising expenses for Fandango. Advertising, marketing and promotion expenses decreased in 2014 primarily due to fewer major film releases compared to 2013.

Theme Parks Segment Results of Operations

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue	$3,339	$2,623	$2,235	27.3%	17.3%
Operating costs and expenses	1,875	1,527	1,292	22.8	18.1
Operating income before depreciation and amortization	$1,464	$1,096	$943	33.5%	16.3%

Theme Parks Segment – Revenue

In 2015, our Theme Parks segment revenue was generated primarily from ticket sales and guest spending at our Universal theme parks in Orlando, Florida and Hollywood, California, as well as from licensing and other fees. In November 2015, NBCUniversal acquired a 51% interest in Universal Studios Japan. Guest spending includes in-park spending on food, beverages and merchandise. Guest attendance at our theme parks and guest spending depend heavily on the general environment for travel and tourism, including consumer spending on travel and other recreational activities. Licensing and other fees relate primarily to our agreements with third parties that own and operate the Universal Studios Singapore theme park, as well as from the Universal Studios Japan theme park, to license the right to use the Universal Studios brand name and other intellectual property.

Theme Parks segment revenue increased in 2015 and 2014 primarily due to increases in guest attendance and increases in guest spending at our Orlando and Hollywood theme parks. The increase in 2015 was primarily due to the continued success of our attractions, including The Wizarding World of Harry Potter™ — Diagon Alley™ in Orlando and the Fast & Furious™ — Supercharged™ studio tour and The Simpson’s Springfield attraction in Hollywood, both of which opened in 2015. In addition, Theme Parks segment revenue in 2015 includes $169 million of revenue attributable to Universal Studios Japan for the period from November 13, 2015 to December 31, 2015. The increase in 2014 was primarily due to new attractions, such as The Wizarding World of Harry Potter™ — Diagon Alley™ in Orlando, which opened in July 2014, and Despicable Me: Minion Mayhem in Hollywood.

59	Comcast 2015 Annual Report on Form 10-K

Theme Parks Segment – Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.

Theme Parks segment operating costs and expenses increased in 2015 and 2014 primarily due to additional costs at our Orlando and Hollywood theme parks associated with newer attractions, such as the Fast Furious™ — Supercharged™ studio tour in Hollywood in 2015 and The Wizarding World of Harry Potter™ — Diagon Alley™ in Orlando in 2014 and increases in food, beverage and merchandise costs associated with the increases in attendance in both years. Operating costs and expenses also increased in 2015 due to $89 million of operating costs and expenses attributable to Universal Studios Japan and $22 million of transaction costs related to our development of a theme park in China.

NBCUniversal Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses incurred by our NBCUniversal businesses include overhead, personnel costs and costs associated with corporate initiatives. Operating costs and expenses increased in 2015 and 2014 primarily due to higher employee-related costs, including severance costs in 2014.

Corporate and Other Results of Operations

Year ended December 31 (in millions)	2015	2014	2013	% Change 2014 to 2015	% Change 2013 to 2014
Revenue	$766	$709	$600	8.0%	18.1%
Operating costs and expenses	1,664	1,487	1,089	11.9	36.5
Operating loss before depreciation and amortization	$(898)	$(778)	$(489)	(15.5)%	(59.1)%

Corporate and Other – Revenue

Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue increased in 2015 and 2014 primarily due to increases in revenue from food and other services associated with new contracts entered into by one of our Comcast Spectacor businesses. The increase in other revenue in 2014 was also due to an increase in revenue associated with newly acquired businesses.

Corporate and Other – Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast Spectacor.

Excluding transaction costs associated with the Time Warner Cable merger and related divestiture transactions of $178 million and $237 million in 2015 and 2014, respectively, Corporate and Other operating costs and expenses increased 19% in 2015. This was primarily due to $56 million of expenses related to a contract settlement, an increase in expenses related to corporate strategic business initiatives and an increase in operating costs and expenses at Comcast Spectacor primarily associated with new contracts entered into by one of its businesses. Corporate and Other operating costs and expenses increased in 2014 primarily due to $237 million of transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions, as well as an increase in operating costs and expenses associated with new contracts entered into by one of our Comcast Spectacor businesses.

Comcast 2015 Annual Report on Form 10-K	60

Consolidated Other Income (Expense) Items, Net

Year ended December 31 (in millions)	2015	2014	2013
Interest expense	$(2,702)	$(2,617)	$(2,574)
Investment income (loss), net	81	296	576
Equity in net income (losses) of investees, net	(325)	97	(86)
Other income (expense), net	320	(215)	(364)
Total	$(2,626)	$(2,439)	$(2,448)

Interest Expense

Interest expense increased in 2015 primarily due to an increase in our debt outstanding and $47 million of additional interest expense associated with the early redemption in June 2015 of our $750 million aggregate principal amount of 5.85% senior notes due November 2015 and our $1.0 billion aggregate principal amount of 5.90% senior notes due March 2016. Interest expense increased in 2014 primarily due to the effect of our interest rate derivative financial instruments.

Investment Income (Loss), Net

The change in investment income (loss), net in 2015 was primarily due to a $154 million gain related to the sale of our shares of Arris Group common stock in 2014. The change in investment income (loss), net in 2014 was primarily due to a $443 million gain related to the sale of our investment in Clearwire Corporation in 2013. The components of investment income (loss), net are presented in a table in Note 7 to Comcast’s consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The change in equity in net income (losses) of investees, net in 2015 was primarily due to TWCC Holding Corp. (“The Weather Channel”) recording impairment charges related to goodwill. We recorded expenses of $333 million in 2015 that represent NBCUniversal’s proportionate share of these impairment charges. The change in 2015 was also due to an increase in our proportionate share of losses in Hulu, LLC (“Hulu”), which were driven by Hulu’s higher programming and marketing costs. In 2015 and 2014, we recognized our proportionate share of losses of $106 million and $20 million, respectively, related to our investment in Hulu.

The change in equity in net income (losses) of investees, net in 2014 was primarily due to $142 million of total equity losses recorded in 2013 attributable to our investment in Hulu. In July 2013, we entered into an agreement to provide capital contributions totaling $247 million to Hulu, which we had previously accounted for as a cost method investment. This represented an agreement to provide our first capital contribution to Hulu since we acquired our interest in it as part of our acquisition of a controlling interest in NBCUniversal in 2011 (the “NBCUniversal transaction”); therefore, we began to apply the equity method of accounting for this investment. The change in the method of accounting for this investment required us to recognize our proportionate share of Hulu’s accumulated losses from the date of the NBCUniversal transaction through July 2013.

Other Income (Expense), Net

Other income (expense), net for 2015 included gains of $335 million on the sales of a business and an investment, $240 million recorded on the settlement of a contingent consideration liability with General Electric Company (“GE”) related to the acquisition of NBCUniversal, and $43 million related to an equity method investment. These gains were partially offset by $236 million of expenses related to fair value adjustments to a contractual obligation. See Note 11 to Comcast’s consolidated financial statements for additional information on this contractual obligation.

Other income (expense), net for 2014 included a $27 million favorable settlement of a contingency related to the AT&T Broadband transaction in 2002, which was more than offset by $208 million of expenses related to

61	Comcast 2015 Annual Report on Form 10-K

fair value adjustments to contractual obligations and $35 million of expenses related to an indemnification receivable associated with the adjustment to our accruals for uncertain tax positions.

Other income (expense), net for 2013 included a $108 million gain related to our sale of wireless communications spectrum licenses, which was more than offset by the net impact of an impairment of $236 million of our equity method investment in, and loans with, a regional sports cable network based in Houston, Texas and $136 million of expenses related to fair value adjustments to contractual obligations.

Consolidated Income Tax Expense

Income tax expense reflects federal and state income taxes and adjustments associated with uncertain tax positions. Our effective income tax rate in 2015, 2014 and 2013 was 37.1%, 31.1% and 35.8%, respectively.

In 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions and, as a result, our income tax expense decreased by $759 million. See Note 15 to Comcast’s consolidated financial statements for additional information on the changes in our accruals for uncertain tax positions and related interest on these tax positions. Our 2013 income tax expense was reduced by $158 million due to the nontaxable portion of the increase in tax basis associated with the redemption of our Liberty Media Series A common stock in October 2013.

Our income tax expense in the future may continue to be impacted by adjustments to uncertain tax positions and related interest, and changes in tax laws. We expect our 2016 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The increase in net income attributable to noncontrolling interests and redeemable subsidiary preferred stock in 2015 was primarily due to NBCUniversal’s acquisition of Universal Studios Japan. The decrease in 2014 was primarily due to the NBCUniversal redemption transaction.

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

Our commercial paper programs provide a lower-cost source of borrowing to fund our short-term working capital requirements. The Comcast commercial paper program is fully and unconditionally guaranteed by us and our 100% owned cable holding company subsidiary, Comcast Cable Communications, LLC (“CCCL Parent”), as well as by NBCUniversal. The maximum borrowing capacity under the Comcast commercial paper program is $6.25 billion, and it is supported by the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility due June 2017 (“Comcast revolving credit facility”). The maximum borrowing capacity under the NBCUniversal Enterprise, Inc. (“NBCUniversal Enterprise”) commercial paper program is $1.35 billion, and it is supported by NBCUniversal Enterprise’s $1.35 billion revolving credit facility due March 2018.

Comcast 2015 Annual Report on Form 10-K	62

As of December 31, 2015, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.4 billion, which included $775 million available under the NBCUniversal Enterprise revolving credit facility.

We, NBCUniversal and CCCL Parent are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing the Comcast revolving credit facility. The only financial covenant is in this credit facility and pertains to leverage, which is the ratio of debt to operating income before depreciation and amortization, as defined in the credit facility. We test for compliance with the financial covenant for this credit facility on an ongoing basis. As of December 31, 2015, we met this financial covenant by a significant margin. We do not expect to have to reduce debt or improve operating results in order to continue to comply with this financial covenant. In addition, as a result of the acquisition of Universal Studios Japan, we consolidated approximately ¥400 billion (approximately $3.3 billion as of December 31, 2015) in term loans that contain certain financial covenants. As of December 31, 2015, Universal Studios Japan was in compliance with all of these covenants.

In 2015, we entered into an agreement to establish Atairos Group, Inc., a new, strategic company focused on investing in and operating growth-oriented companies, both domestically and internationally. The agreement became effective as of January 1, 2016 and Michael J. Angelakis, who served as our Chief Financial Officer through June 30, 2015, now serves as the Chairman and Chief Executive Officer of Atairos. Under the agreement, we are the exclusive non-management investor. Atairos has a term of up to 12 years. We are committed to invest up to $4 billion at any one time in the company, subject to certain offsets, and $40 million annually to fund a management fee, subject to certain adjustments. We will account for our investment in this company under the equity method of accounting.

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2015	2014	2013
Operating income	$15,998	$14,904	$13,563
Depreciation and amortization	8,680	8,019	7,871
Operating income before depreciation and amortization	24,678	22,923	21,434
Noncash share-based compensation	567	513	419
Termination of receivables monetization programs	—	—	(1,442)
Changes in operating assets and liabilities	(267)	(357)	93
Cash basis operating income	24,978	23,079	20,504
Payments of interest	(2,443)	(2,389)	(2,355)
Payments of income taxes	(3,726)	(3,668)	(3,946)
Proceeds from investments and other	251	190	162
Excess tax benefits under share-based compensation	(282)	(267)	(205)
Net cash provided by operating activities	$18,778	$16,945	$14,160

The changes in operating assets and liabilities in 2015 compared to the changes in 2014 were primarily related to the timing of film and television production spending and related costs, net of amortization, the timing of payments related to our accounts payable and accrued expenses related to trade creditors and increases in deferred revenue associated with our Olympics broadcasts, partially offset by the timing of collections on our receivables.

The changes in operating assets and liabilities in 2014 compared to the changes in 2013 were primarily due to the timing of film and television production spending and related costs, net of amortization of approximately $600 million.

63	Comcast 2015 Annual Report on Form 10-K

Interest payments increased in 2015 primarily due to a higher level of debt outstanding. Interest payments remained relatively flat in 2014.

The increase in income tax payments in 2015 was primarily due to higher taxable income from operations offset by the timing of certain tax deductions. The decrease in income tax payments in 2014 was primarily due to the settlement of tax disputes and the repatriation of foreign earnings in 2013. The decrease was partially offset by higher taxable income from operations and the net impact of the economic stimulus legislation in 2014. We expect income tax payments to increase in 2016 primarily due to higher taxable income from operations.

Investing Activities

Net cash used in investing activities in 2015 consisted primarily of cash paid for capital expenditures, intangible assets, acquisitions and the purchases of investments, which was partially offset by proceeds from the sales of businesses and investments. Net cash used in investing activities in 2014 consisted primarily of cash paid for capital expenditures and intangible assets. Net cash used in investing activities in 2013 consisted primarily of cash paid for capital expenditures, acquisitions and construction of real estate properties, purchases of investments, and cash paid for intangible assets.

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable Communications segment, and we expect that this will continue in the future. The table below summarizes the capital expenditures we incurred in our Cable Communications segment in 2015, 2014 and 2013.

Year ended December 31 (in millions)	2015	2014	2013
Cable distribution system	$2,424	$2,047	$1,819
Customer premise equipment	3,698	3,397	2,990
Other equipment	756	613	527
Buildings and building improvements	156	97	67
Total	$7,034	$6,154	$5,403

Cable Communications capital expenditures increased in 2015 and 2014 primarily due to increased spending on customer premise equipment related to our X1 platform and wireless gateways, our continued investment in network infrastructure to increase network capacity, increased investment in support capital as we expand our cloud-based initiatives, and our continued investment to expand business services.

Capital expenditures in our NBCUniversal segments increased 13.5% to $1.4 billion in 2015 and 5.3% to $1.2 billion in 2014 primarily due to continued investment in our Universal theme parks, including a purchase of land in 2015.

Our capital expenditures for 2016 are focused on the continued deployment of our X1 platform and Cloud DVR technology, acceleration of wireless gateways, network infrastructure to increase network capacity, and the expansion of business services. Capital expenditures for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes, the timing and rate of deployment of new services, and the capacity required for existing services. In addition, we expect to continue to invest in existing and new attractions at our Universal theme parks. We are developing a Universal theme park in Beijing, China. We expect the development of this park to continue in 2016.

Cash Paid for Intangible Assets

In 2015, 2014 and 2013, cash paid for intangible assets consisted primarily of expenditures for software.

Comcast 2015 Annual Report on Form 10-K	64

Acquisitions and Construction of Real Estate Properties

Acquisitions and construction of real estate properties in 2015 and 2014 include our investment in the construction of the Comcast Innovation and Technology Center located in Philadelphia, Pennsylvania. In 2013, acquisitions and construction of real estate properties included NBCUniversal’s purchases of the 30 Rockefeller Plaza properties it occupies and the property located at 10 Universal City Plaza, which is adjacent to Universal Studios Hollywood in University City, California, and our purchase of an 80% interest in a business whose primary asset is our corporate headquarters located in Philadelphia, Pennsylvania.

Acquisitions, Net of Cash Acquired

In November 2015, NBCUniversal acquired a 51% interest in Universal Studios Japan for $1.5 billion. The acquisition was funded through cash on hand and borrowings under our commercial paper program.

Proceeds from Sales of Businesses and Investments

In 2015, proceeds from sales of businesses and investments were primarily related to the sale of our investment in TV One, LLC and the sale of a business, CTI Towers. In 2014, proceeds from sales of businesses and investments were primarily related to the sale of our investment in Arris Group and the sale of equity securities following the settlement of certain of our prepaid forward sale agreements. In 2013, proceeds from sales of businesses and investments were primarily related to the redemption of our Liberty Media Series A common stock by Liberty Media Corporation and the sale of our investment in Clearwire.

Purchases of Investments

Our purchases of investments in 2015 were primarily related to NBCUniversal’s investments in Vox Media, Inc. and BuzzFeed, Inc. Our purchases of investments in 2014 were not significant. In 2013, our purchases of investments were primarily related to equity securities that were held as collateral for our prepaid forward sale agreements.

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

Share Repurchases and Dividends

In 2015, we repurchased a total of 116 million shares of our Class A Special and Class A common stock for $6.75 billion. Effective January 1, 2016, our Board of Directors increased our share repurchase program authorization to a total of $10 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $5 billion of our Class A common stock during 2016, subject to market conditions.

Our Board of Directors declared quarterly dividends totaling $2.5 billion in 2015. We paid dividends of $2.4 billion in 2015. In January 2016, our Board of Directors approved an 10.0% increase in our dividend to $1.10 per share on an annualized basis and approved our first quarter dividend of $0.275 per share to be paid in April 2016. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

65	Comcast 2015 Annual Report on Form 10-K

The table below sets forth information on our share repurchases and dividends paid in 2015, 2014 and 2013.

Contractual Obligations

	Payment Due by Period
As of December 31, 2015 (in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$52,727	$3,597	$6,842	$8,482	$33,806
Capital lease obligations	156	30	47	39	40
Operating lease obligations	3,459	452	782	608	1,617
Purchase obligations(b)	53,644	10,848	10,080	8,537	24,179
Other long-term liabilities reflected on the balance sheet(c)	6,280	590	1,245	2,390	2,055
Total(d)(e)	$116,266	$15,517	$18,996	$20,056	$61,697

Refer to Note 10 and Note 17 to Comcast’s consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations related to our Cable Communications segment include programming contracts with cable networks and local broadcast television stations; contracts with customer premise equipment manufacturers, communications vendors and multichannel video providers for which we provide advertising sales representation; and other contracts entered into in the normal course of business. Cable Communications programming contracts in the table above include amounts payable under fixed or minimum guaranteed commitments and do not represent the total fees that are expected to be paid under programming contracts, which we expect to be significantly higher because these contracts are generally based on the number of subscribers receiving the programming. Our purchase obligations related to our NBCUniversal segments consist primarily of commitments to acquire film and television programming, including U.S. television rights to future Olympic Games through 2032, Sunday Night Football on the NBC network through the 2022-23 season, including the Super Bowl in 2018 and 2021, NHL games through the 2020-21 season, Spanish-language U.S. television rights to FIFA World Cup games through 2022, U.S television rights to English Premier League soccer games through the 2021-22 season, certain PGA TOUR and other golf events through 2030 and certain NASCAR events through 2024, as well as obligations under various creative talent and employment agreements, including obligations to actors, producers, television personalities and executives, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term liabilities reflected on the balance sheet consist primarily of subsidiary preferred shares; deferred compensation obligations; and pension, postretirement and postemployment benefit obligations. A contractual obligation with a carrying value of $1.1 billion is not included in the table above because it is uncertain if the arrangement will be settled. The contractual obligation involves an interest held by a third party in the revenue of certain theme parks. The arrangement provides the counterparty with the right to periodic payments associated with current period revenue and, beginning in 2017, the option to require NBCUniversal to purchase the interest for cash in an amount based on a contractually specified formula, which amount could be significantly higher than our current carrying value. See Note 11 to Comcast’s consolidated financial statements for additional information related to this arrangement. Reserves for uncertain tax positions of $1.1 billion are not included in the table above because it is uncertain if and when these reserves will become payable. Payments of $2.1 billion of participations and residuals are also not included in the table above because we cannot make a reliable estimate of the period in which these obligations will be settled.

(d)

Our contractual obligations do not include the commitment to invest up to $4 billion at any one time as an investor in Atairos due to our inability to estimate the timing of this funding. In addition, we do not include any future expenditures related to the construction and development of the proposed Universal Studios theme park in Beijing, China as we are not currently obligated to make such funding.

Comcast 2015 Annual Report on Form 10-K	66

(e)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$60,578
Commitments not recorded on the balance sheet	55,688
Total	$116,266

Off-Balance Sheet Arrangements

As of December 31, 2015, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and the accounting for film and television costs are critical in the preparation of our consolidated financial statements. Management has discussed the development and selection of these critical accounting judgments and estimates with the Audit Committee of our Board of Directors, and the Audit Committee has reviewed our disclosures relating to them, which are presented below. See Notes 9 and 6 to Comcast’s consolidated financial statements for a discussion of our accounting policies with respect to these items.

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

67	Comcast 2015 Annual Report on Form 10-K

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

In 2015, we performed a qualitative assessment of our cable franchise rights. We considered various factors that would affect the estimated fair values of our cable franchise rights, including changes in our projected future cash flows associated with our Cable Communications segment; market transactions and macroeconomic conditions; and also the 8% increase in our market capitalization since we performed our 2014 quantitative assessment. In addition, we considered the results of our 2014 quantitative assessment, in which the estimated fair values of our franchise rights exceeded the carrying value in our three Cable Communications Divisions by 26%, 42% and 50%, respectively. We also compared our weighted-average cost of capital in 2015 to that used in our 2014 quantitative assessment and it had remained relatively consistent. Based on our 2015 qualitative assessment, we concluded that it was more likely than not that the estimated fair values of our franchise rights were higher than our carrying values and that the performance of a quantitative impairment test was not required.

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

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expenses. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes such costs using the ratio of the current period’s revenue to estimated total remaining gross revenue from all sources (“ultimate revenue”). Estimates of ultimate revenue have a significant impact on how quickly capitalized costs are amortized and, therefore, are updated regularly.

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

Comcast 2015 Annual Report on Form 10-K	68

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

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated ultimate revenue or under the terms of the contract.

Capitalized film and television costs, as well as stage play production costs, are subject to impairment testing when certain triggering events are identified. If the fair value of a production were to fall below its unamortized cost, we would record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The fair value assessment is generally based on estimated future discounted cash flows, which are supported by our internal forecasts. Adjustments to capitalized film and stage play production costs of $42 million, $26 million and $167 million were recorded in 2015, 2014 and 2013, respectively.

69	Comcast 2015 Annual Report on Form 10-K

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

Our interest rate derivative financial instruments, which may include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Comcast’s interest rate derivative financial instruments reduced the portion of Comcast’s total consolidated debt at fixed rates as of December 31, 2015 to 84.5% from 89.2%. NBCUniversal’s interest rate derivative financial instruments reduced the portion of NBCUniversal’s total consolidated debt at fixed rates as of December 31, 2015 to 71.5% from 73.9%.

In 2015, 2014 and 2013, the effect of our interest rate derivative financial instruments was to decrease Comcast’s consolidated interest expense by $62 million, $66 million and $98 million, respectively. The effect of NBCUniversal’s interest rate derivative financial instruments was not material to NBCUniversal’s consolidated financial statements for all periods presented. Interest rate derivative financial instruments may have a significant effect on Comcast’s interest expense in the future.

The table below summarizes as of December 31, 2015 the principal cash flows, notional amounts, fair values and contract terms of financial instruments by contractual year of maturity subject to interest rate risk maintained by us.

(in millions)	2016	2017	2018	2019	2020	Thereafter	Total	Estimated Fair Value as of December 31, 2015
Debt
Fixed rate	$1,801	$2,587	$3,329	$2,224	$3,419	$33,846	$47,206	$52,336
Average interest rate	3.9%	6.9%	4.4%	3.2%	5.1%	5.2%	5.1%
Variable rate	$1,826	$108	$865	$221	$2,657	$—	$5,677	$5,678
Average interest rate	1.7%	3.0%	2.9%	3.0%	2.7%	0.0%	2.4%
Interest Rate Instruments
Fixed to variable swaps	$300	$400	$1,600	$200	$—	$—	$2,500	$64
Average pay rate	0.9%	6.0%	4.4%	5.0%	0.0%	0.0%	3.6%
Average receive rate	2.9%	6.3%	5.8%	5.7%	0.0%	0.0%	5.5%

The estimated fair value of our interest rate swaps in the table above includes $3 million associated with interest rate swaps held by NBCUniversal.

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

Comcast 2015 Annual Report on Form 10-K	70

relevant average implied forward rates through the year of maturity based on the yield curve in effect on December 31, 2015, plus the applicable borrowing margin on December 31, 2015.

See Note 2 to each of Comcast’s and NBCUniversal’s consolidated financial statements for additional information on our accounting policies for derivative financial instruments.

Foreign Exchange Risk Management

NBCUniversal has significant operations in a number of countries outside the United States, and certain of NBCUniversal’s operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar value of our non-U.S. dollar revenue and operating costs and expenses and reduce international demand for our content, all of which could negatively affect our business, financial condition and results of operations in a given period or in specific territories.

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, NBCUniversal enters into derivative financial instruments related to a significant portion of its foreign currency exposure, resulting from transactions denominated in other than the functional currency. NBCUniversal enters into foreign currency forward contracts that change in value as foreign exchange rates change to protect the U.S. dollar equivalent value of its foreign currency assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, NBCUniversal hedges forecasted foreign currency transactions for periods generally not to exceed 18 months. In certain circumstances, NBCUniversal enters into foreign exchange contracts with initial maturities in excess of 18 months. As of December 31, 2015 and 2014, NBCUniversal had foreign exchange contracts with a total notional value of $998 million and $890 million, respectively. As of December 31, 2015 and 2014, the aggregate estimated fair value of these foreign exchange contracts was not material.

We have analyzed our foreign currency exposure related to NBCUniversal’s operations as of December 31, 2015, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their functional currency. For those assets and liabilities, we then evaluated the effect of a 10% shift in currency exchange rates between the functional currency and the U.S. dollar. Our analysis of such a shift in exchange rates indicated that there would be an immaterial effect on our 2015 income. In addition, the impact of fluctuations in currencies relative to the U.S. dollar for our non-U.S. dollar functional currency operations did not have a material impact on our financial condition or results of operations in 2015.

Comcast is also exposed to the market risks associated with fluctuations in foreign exchange rates as they relate to its foreign currency denominated debt obligations. We use cross-currency swaps for foreign currency denominated debt obligations, when those obligations are denominated in other than the functional currency. Cross-currency swaps effectively convert fixed-rate foreign currency denominated debt to fixed-rate U.S. dollar denominated debt, in order to hedge the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2015 and 2014, the fair value of our cross-currency swaps on our £625 million principal amount of 5.50% senior notes due 2029 was a liability of $71 million and an asset of $37 million, respectively.

Counterparty Credit Risk Management

Comcast and NBCUniversal manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such

71	Comcast 2015 Annual Report on Form 10-K

losses, if any, to be significant. Comcast has agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparty’s credit ratings. As of December 31, 2015 and 2014, Comcast was not required to post collateral under the terms of these agreements. As of December 31, 2015, we did not hold any collateral under the terms of these agreements.

Comcast 2015 Annual Report on Form 10-K	72

Item 8: Comcast Corporation Financial Statements and Supplementary Data

NBCUniversal Media, LLC

See Index to NBCUniversal Media, LLC Financial Statements and Supplemental Data on page 143.

73	Comcast 2015 Annual Report on Form 10-K

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that Comcast’s system of internal control over financial reporting was effective as of December 31, 2015. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 did not include the internal controls of the Universal Studios Japan theme park, in which NBCUniversal acquired a 51% interest on November 13, 2015, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The total assets and total revenues of Universal Studios Japan represented approximately 4% of our total assets as of December 31, 2015, and less than 1% of our total revenues for the year ended December 31, 2015. The effectiveness of Comcast’s internal controls over financial reporting of Comcast has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Brian L. Roberts	Michael J. Cavanagh	Lawrence J. Salva
Chairman and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Accounting Officer

Comcast 2015 Annual Report on Form 10-K	74

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015. We also have audited the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at the Universal Studios Japan theme park, acquired on November 13, 2015 and whose financial statements constitute approximately 4% of total assets as of December 31, 2015 and less than 1% of total revenue for the year ended December 31, 2015. Accordingly, our audit did not include the internal control over financial reporting at Universal Studios Japan theme park. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Comcast’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 5, 2016

75	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Consolidated Balance Sheet

December 31 (in millions, except share data)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$2,295	$3,910
Investments	106	602
Receivables, net	6,896	6,321
Programming rights	1,213	839
Other current assets	1,793	1,859
Total current assets	12,303	13,531
Film and television costs	5,855	5,727
Investments	3,224	3,135
Property and equipment, net	33,665	30,953
Franchise rights	59,364	59,364
Goodwill	32,945	27,316
Other intangible assets, net	16,946	16,980
Other noncurrent assets, net	2,272	2,180
Total assets	$166,574	$159,186
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,215	$5,638
Accrued participations and residuals	1,572	1,347
Deferred revenue	1,302	915
Accrued expenses and other current liabilities	5,462	5,293
Current portion of long-term debt	3,627	4,217
Total current liabilities	18,178	17,410
Long-term debt, less current portion	48,994	43,864
Deferred income taxes	33,566	32,959
Other noncurrent liabilities	10,637	10,819
Commitments and contingencies (Note 17)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,221	1,066
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,869,349,502 and 2,496,598,612; outstanding, 2,432,953,988 and 2,131,137,862	29	25
Class A Special common stock as of December 31, 2014, $0.01 par value— authorized, 7,500,000,000 shares; issued, 471,419,601; outstanding, 400,484,837	—	5
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,518	38,805
Retained earnings	21,413	21,539
Treasury stock, 436,395,514 and 365,460,750 Class A common shares as of December 31, 2015 and 2014, respectively, and 70,934,764 Class A Special common shares as of December 31, 2014	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(174)	(146)
Total Comcast Corporation shareholders’ equity	52,269	52,711
Noncontrolling interests	1,709	357
Total equity	53,978	53,068
Total liabilities and equity	$166,574	$159,186

See accompanying notes to consolidated financial statements.

Comcast 2015 Annual Report on Form 10-K	76

Comcast Corporation

Consolidated Statement of Income

Year ended December 31 (in millions, except per share data)	2015	2014	2013
Revenue	$74,510	$68,775	$64,657
Costs and Expenses:
Programming and production	22,550	20,912	19,670
Other operating and administrative	21,339	19,854	18,575
Advertising, marketing and promotion	5,943	5,086	4,978
Depreciation	6,781	6,337	6,254
Amortization	1,899	1,682	1,617
	58,512	53,871	51,094
Operating income	15,998	14,904	13,563
Other Income (Expense):
Interest expense	(2,702)	(2,617)	(2,574)
Investment income (loss), net	81	296	576
Equity in net income (losses) of investees, net	(325)	97	(86)
Other income (expense), net	320	(215)	(364)
	(2,626)	(2,439)	(2,448)
Income before income taxes	13,372	12,465	11,115
Income tax expense	(4,959)	(3,873)	(3,980)
Net income	8,413	8,592	7,135
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(250)	(212)	(319)
Net income attributable to Comcast Corporation	$8,163	$8,380	$6,816
Basic earnings per common share attributable to Comcast Corporation shareholders	$3.28	$3.24	$2.60
Diluted earnings per common share attributable to Comcast Corporation shareholders	$3.24	$3.20	$2.56
Dividends declared per common share	$1.00	$0.90	$0.78

See accompanying notes to consolidated financial statements.

77	Comcast 2011 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2015	2014	2013
Net income	$8,413	$8,592	$7,135
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(1), $(19) and $(110)	1	33	185
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $62, $3 and $(14)	(106)	(5)	25
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $1, $59 and $177	(1)	(99)	(301)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(38), $(27) and $2	64	46	(3)
Employee benefit obligations, net of deferred taxes of $(43), $82 and $(108)	74	(139)	181
Currency translation adjustments, net of deferred taxes of $34, $23 and $12	(89)	(38)	(29)
Comprehensive income	8,356	8,390	7,193
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(250)	(212)	(319)
Other comprehensive (income) loss attributable to noncontrolling interests	29	—	9
Comprehensive income attributable to Comcast Corporation	$8,135	$8,178	$6,883

See accompanying notes to consolidated financial statements.

Comcast 2011 Annual Report on Form 10-K	78

Comcast Corporation

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2015	2014	2013
Operating Activities
Net income	$8,413	$8,592	$7,135
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,680	8,019	7,871
Share-based compensation	567	513	419
Noncash interest expense (income), net	205	180	167
Equity in net (income) losses of investees, net	325	(97)	86
Cash received from investees	168	104	120
Net (gain) loss on investment activity and other	(318)	4	(169)
Deferred income taxes	958	1,165	16
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(708)	(33)	(721)
Film and television costs, net	(299)	(562)	44
Accounts payable and accrued expenses related to trade creditors	384	153	(667)
Other operating assets and liabilities	403	(1,093)	(141)
Net cash provided by operating activities	18,778	16,945	14,160
Investing Activities
Capital expenditures	(8,499)	(7,420)	(6,596)
Cash paid for intangible assets	(1,370)	(1,122)	(1,009)
Acquisitions and construction of real estate properties	(178)	(43)	(1,904)
Acquisitions, net of cash acquired	(1,786)	(477)	(99)
Proceeds from sales of businesses and investments	433	666	1,083
Purchases of investments	(784)	(191)	(1,223)
Other	220	(146)	234
Net cash provided by (used in) investing activities	(11,964)	(8,733)	(9,514)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	135	(504)	1,345
Proceeds from borrowings	5,486	4,182	2,933
Repurchases and repayments of debt	(4,378)	(3,175)	(2,444)
Repurchases and retirements of common stock	(6,750)	(4,251)	(2,000)
Dividends paid	(2,437)	(2,254)	(1,964)
Issuances of common stock	36	35	40
Purchase of NBCUniversal noncontrolling common equity interest	—	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(232)	(220)	(215)
Settlement of Station Venture liability	—	—	(602)
Other	(289)	167	(211)
Net cash provided by (used in) financing activities	(8,429)	(6,020)	(13,879)
Increase (decrease) in cash and cash equivalents	(1,615)	2,192	(9,233)
Cash and cash equivalents, beginning of year	3,910	1,718	10,951
Cash and cash equivalents, end of year	$2,295	$3,910	$1,718

See accompanying notes to consolidated financial statements.

79	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Changes in Equity

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2012	$16,998	$25	$6	$—	$40,547	$16,280	$(7,517)	$15	$440	$49,796
Stock compensation plans					603	(371)				232
Repurchases and retirements of common stock			(1)		(555)	(1,444)				(2,000)
Employee stock purchase plans					98					98
Dividends declared						(2,046)				(2,046)
Other comprehensive income (loss)	(9)							67		67
Purchase of NBCUniversal noncontrolling common equity interest	(17,006)				(1,651)			(26)		(1,677)
Redeemable subsidiary preferred stock	725
Contributions from (distributions to) noncontrolling interests, net	(22)								(136)	(136)
Other	70				(152)				(58)	(210)
Net income (loss)	201					6,816			118	6,934
Balance, December 31, 2013	957	25	5	—	38,890	19,235	(7,517)	56	364	51,058
Stock compensation plans					732	(433)				299
Repurchases and retirements of common stock					(928)	(3,323)				(4,251)
Employee stock purchase plans					118					118
Dividends declared						(2,320)				(2,320)
Other comprehensive income (loss)								(202)		(202)
Issuance of subsidiary shares to noncontrolling interests	85								11	11
Contributions from (distributions to) noncontrolling interests, net	(19)								(132)	(132)
Other	(33)				(7)				(22)	(29)
Net income (loss)	76					8,380			136	8,516
Balance, December 31, 2014	1,066	25	5	—	38,805	21,539	(7,517)	(146)	357	53,068
Stock compensation plans					739	(402)				337
Repurchases and retirements of common stock			(1)		(1,345)	(5,404)				(6,750)
Employee stock purchase plans					136					136
Dividends declared						(2,483)				(2,483)
Other comprehensive income (loss)								(28)	(29)	(57)
Contributions from (distributions to) noncontrolling interests, net	11								(146)	(146)
Reclassification of Class A Special common stock		4	(4)							—
Universal Studios Japan									1,440	1,440
Other	58				183				(77)	106
Net income (loss)	86					8,163			164	8,327
Balance, December 31, 2015	$1,221	$29	$—	$—	$38,518	$21,413	$(7,517)	$(174)	$1,709	$53,978

See accompanying notes to consolidated financial statements.

Comcast 2011 Annual Report on Form 10-K	80

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

Our Cable Communications segment primarily manages and operates cable systems that serve residential and business customers in the United States. As of December 31, 2015, our cable systems had 27.7 million total customer relationships and served 22.3 million video customers, 23.3 million high-speed Internet customers and 11.5 million voice customers.

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, and our cable television studio production operations.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our owned NBC and Telemundo local broadcast television stations, the NBC Universo national cable network, and our broadcast television studio production operations.

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. In November 2015, NBCUniversal acquired a 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”). Our Theme Parks segment also receives fees from our agreements with third parties that own and operate the Universal Studios Singapore theme park, as well as from the Universal Studios Japan theme park, to license the right to use the Universal Studios brand name and other intellectual property.

Our other business interests, which are included in Corporate and Other, consist primarily of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Basis of Presentation

The accompanying consolidated financial statements include all entities in which we have a controlling voting interest and variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”).

We translate assets and liabilities of our foreign operations where the functional currency is the local currency, primarily the euro, British pound, and Japanese yen, into U.S. dollars at the exchange rate as of the balance sheet date and translate revenue and expenses using average monthly exchange rates. The related

81	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Any foreign currency transaction gains and losses are included in our consolidated statement of income.

Reclassifications

Reclassifications have been made to our consolidated financial statements for the prior years to conform to classifications used in 2015.

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which requires us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe that the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

•	valuation and impairment testing of cable franchise rights (see Note 9)

•	film and television costs (see Note 6)

In addition, the following accounting policies are specific to the industries in which we operate:

•	capitalization and amortization of film and television costs (see Note 6)

•	installation revenue and costs for connecting customers to our cable systems (see revenue recognition below and Note 8)

Information on our other accounting policies and methods that are used in the preparation of our consolidated financial statements are included, where applicable, in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

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

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that our Spotlight business sells to local, regional and national advertisers. We recognize advertising revenue when the advertising is aired or viewed. In most cases, the available advertising units are sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in

Comcast 2015 Annual Report on Form 10-K	82

Comcast Corporation

these arrangements, we record the advertising that is sold in revenue and the fees paid to representation firms and multichannel video providers in other operating and administrative expenses.

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

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming through various distribution platforms, from the sale of our owned programming through digital distribution services such as iTunes, and from the programming our cable production studio sells to third-party networks and subscription video on demand services. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming through various distribution platforms, including to cable and broadcast networks, from the fees received under retransmission consent agreements and from the programming our broadcast television production studio sells to third-party networks and subscription video on demand services. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee audience ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising units. We recognize revenue from the licensing of our owned programming and programming produced by our studios for third parties when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the component of revenue associated with the advertisements when they are aired or viewed.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We recognize revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

83	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks in Orlando, Florida; Hollywood, California; and, as of November 2015, Osaka, Japan, as well as from licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the period following the activation date.

Cable Communications Programming Expenses

Cable Communications programming expenses are the fees we pay to license the programming we distribute to our video customers. Programming is generally acquired under multiyear distribution agreements, with rates typically based on the number of customers that receive the programming, channel positioning and the extent of distribution. From time to time, these contracts expire and programming continues to be provided under interim arrangements while the parties negotiate new contract terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract’s terms, the amount of programming expenses recorded during these interim arrangements is based on our estimates of the ultimate contract terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

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

Comcast 2015 Annual Report on Form 10-K	84

Comcast Corporation

Note 3: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Consolidations

In February 2015, the FASB updated the accounting guidance related to consolidation under the variable interest entity and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for VIEs, limited partnerships and similar legal entities. The updated guidance is effective for us as of January 1, 2016. The updated accounting guidance provides companies with alternative methods of adoption. We do not expect the updated accounting guidance to have a material impact on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt obligation. We have adopted this guidance as of December 31, 2015 and as a result we have reclassified unamortized debt issuance costs of $153 million as of December 31, 2014 from other noncurrent assets to a reduction of long-term debt on our consolidated balance sheet. As of December 31, 2015, unamortized debt issuance costs included in long-term debt was $176 million.

Deferred Income Taxes

In November 2015, the FASB updated the accounting guidance related to the balance sheet presentation of deferred taxes. The updated accounting guidance requires that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. We have adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption. If we had retrospectively adopted this guidance, $195 million of current deferred tax assets would have been reclassified from current assets to long-term liabilities as of December 31, 2014.

85	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Note 4: Earnings Per Share

Computation of Diluted EPS

	2015			2014			2013
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$8,163	2,486	$3.28	$8,380	2,583	$3.24	$6,816	2,625	$2.60
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		32			37			40
Diluted EPS attributable to Comcast Corporation shareholders	$8,163	2,518	$3.24	$8,380	2,620	$3.20	$6,816	2,665	$2.56

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). Diluted EPS excludes the impact of potential common shares related to our stock options in periods in which the combination of the option exercise price and the associated unrecognized compensation expense is greater than the average market price of our common stock.

The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for 2015, 2014 and 2013.

Note 5: Significant Transactions

2015

Universal Studios Japan

On November 13, 2015, NBCUniversal acquired a 51% economic interest in Universal Studios Japan for $1.5 billion. The acquisition was funded through cash on hand and borrowings under our commercial paper program.

Universal Studios Japan is a VIE based on the governance structure and we consolidate Universal Studios Japan as we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees, or other financial commitments between us and Universal Studios Japan, and therefore our maximum risk of financial loss is NBCUniversal’s 51% interest. Universal Studios Japan’s results of operations are reported in our Theme Parks segment following the acquisition date.

Preliminary Allocation of Purchase Price

Due to the limited amount of time since the date of acquisition, the assets and liabilities of Universal Studios Japan were recorded at their historical carrying values. We will adjust these amounts to fair value as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date. The 49% noncontrolling interest in Universal Studios Japan is recorded in the

Comcast 2015 Annual Report on Form 10-K	86

Comcast Corporation

equity section of our consolidated financial statements and has been recorded based on the total value of Universal Studios Japan implied in the transaction. For purposes of this preliminary allocation, the excess of the total value implied in the transaction over the historical carrying value has been recorded as goodwill.

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment (see Note 8)	$642
Intangible assets (see Note 9)	57
Working capital	(24)
Debt (see Note 10)	(3,271)
Other noncurrent assets and liabilities	162
Identifiable net assets (liabilities) acquired	(2,434)
Noncontrolling interest	(1,440)
Goodwill (see Note 9)	5,373
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue and net income attributable to Comcast Corporation for the year ended December 31, 2015 included $169 million and $18 million, respectively, from the acquisition of Universal Studios Japan.

The following unaudited pro forma information has been presented as if the acquisition occurred on January 1, 2014. This information is based on historical results of operations and is subject to change as valuations are completed and additional analysis is obtained. In addition, the unaudited pro forma accounting adjustments are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

Year ended December 31 (in millions except per share amounts)	2015	2014
Revenue	$75,563	$69,860
Net income	$8,640	$8,758
Net income attributable to Comcast Corporation	$8,278	$8,463
Basic earnings per common share attributable to Comcast Corporation shareholders	$3.33	$3.28
Diluted earnings per common share attributable to Comcast Corporation shareholders	$3.29	$3.23

Time Warner Cable Merger and Related Divestiture Transactions

On April 24, 2015, we and Time Warner Cable Inc. terminated our planned merger, and we terminated our related agreement with Charter Communications, Inc. to spin off, exchange and sell certain cable systems. In connection with these proposed transactions, we incurred incremental transaction-related expenses of $198 million and $237 million in 2015 and 2014, respectively. The transaction-related expenses are reflected primarily in other operating and administrative expenses, with $20 million recorded in depreciation and amortization expenses associated with the write-off of certain capitalized costs in 2015.

87	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

2013

NBCUniversal Redemption Transaction

On March 19, 2013, we acquired General Electric Company’s (“GE”) 49% common equity interest in NBCUniversal Holdings that we did not already own for approximately $16.7 billion (the “NBCUniversal redemption transaction”). In addition to the NBCUniversal redemption transaction, NBCUniversal purchased from GE certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for $1.4 billion.

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

The NBCUniversal Enterprise preferred stock pays dividends at a fixed rate of 5.25% per annum. The holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a 30 day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following each put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends. As of December 31, 2015 and 2014, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $758 million and $751 million, respectively. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Comcast 2015 Annual Report on Form 10-K	88

Comcast Corporation

Note 6: Film and Television Costs

December 31 (in millions)	2015	2014
Film Costs:
Released, less amortization	$1,275	$1,371
Completed, not released	226	71
In production and in development	907	1,189
	2,408	2,631
Television Costs:
Released, less amortization	1,573	1,273
In production and in development	737	505
	2,310	1,778
Programming rights, less amortization	2,350	2,157
	7,068	6,566
Less: Current portion of programming rights	1,213	839
Film and television costs	$5,855	$5,727

Based on our current estimates of the total remaining gross revenue from all sources (“ultimate revenue”), in 2016 we expect to amortize approximately $1.5 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released. Through 2018, we expect to amortize approximately 87% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries.

As of December 31, 2015, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $449 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 49% of these costs are expected to be amortized through 2018.

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expenses. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes such costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film in movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

In determining the estimated lives and method of amortization of acquired film and television libraries, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

89	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Upon the occurrence of an event or a change in circumstance that was known or knowable as of the balance sheet date and that indicates the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value.

We enter into cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. Cofinancing arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. The number of investors and the terms of these arrangements can vary, although investors generally assume full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film, and therefore in each period we record either a charge or a benefit to programming and production expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated ultimate revenue or under the terms of the contract.

Acquired programming costs are recorded at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Programming acquired by our Cable Networks segment is primarily tested on a channel basis for impairment, whereas programming acquired by our Broadcast Television segment is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or if there is no plan to broadcast certain programming, we recognize an impairment charge to programming and production expenses.

Note 7: Investments

December 31 (in millions)	2015	2014
Fair Value Method	$167	$662
Equity Method:
The Weather Channel	—	335
Hulu	184	167
Other	494	517
	678	1,019
Cost Method:
AirTouch	1,583	1,568
Other	902	488
	2,485	2,056
Total investments	3,330	3,737
Less: Current investments	106	602
Noncurrent investments	$3,224	$3,135

Comcast 2015 Annual Report on Form 10-K	90

Comcast Corporation

Investment Income (Loss), Net

Year ended December 31 (in millions)	2015	2014	2013
Gains on sales and exchanges of investments, net	$12	$192	$484
Investment impairment losses	(59)	(50)	(29)
Unrealized gains on securities underlying prepaid forward sale agreements	42	66	1,601
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(42)	(56)	(1,604)
Interest and dividend income	115	116	111
Other, net	13	28	13
Investment income (loss), net	$81	$296	$576

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

Prepaid Forward Sale Agreements

December 31 (in millions)	2014
Assets:
Fair value equity securities held as collateral	$523
Liabilities:
Obligations under prepaid forward sale agreements	$119
Derivative component of prepaid forward sale agreements	356
Total liabilities	$475

During 2015, we settled our remaining obligations under our prepaid forward sale agreements by delivering equity securities. As of December 31, 2015, we have no remaining liabilities related to these obligations.

As of December 31, 2014, the majority of our fair value method investments were equity securities that we accounted for as trading securities and were held as collateral related to our obligations under prepaid forward sale agreements. As of December 31, 2014, the carrying value of our remaining prepaid forward sale obligations approximated their fair value. The estimated fair values were based on Level 2 inputs that use pricing models whose inputs were derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

The derivative component of the prepaid forward sale agreements were equity derivative financial instruments embedded in the related contracts, which we used to manage our exposure to and benefits from price fluctuations in the common stock of the related investments. For these derivative financial instruments, we separated the derivative component from the host contract and recorded in each period the change in its value to investment income (loss), net.

91	Comcast 2015 Annual Report on Form 10-K

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

The Weather Channel

In June and December 2015, TWCC Holding Corp. (“The Weather Channel”) recorded impairment charges related to goodwill. During 2015, we recorded expenses of $333 million that represent NBCUniversal’s proportionate share of these impairment charges in equity in net income (losses) of investees, net in our consolidated statement of income. On January 29, 2016, IBM acquired The Weather Channel’s product and technology businesses. The Weather Channel cable network was not acquired and, following the close of the transaction, licenses weather forecast data and analytics from IBM.

In June 2013, we received a distribution from The Weather Channel of $152 million, of which $128 million was recorded as a return of our investment in The Weather Channel and included in other investing activities in our consolidated statement of cash flows.

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

Comcast 2015 Annual Report on Form 10-K	92

Comcast Corporation

In 2015, 2014 and 2013, we recognized our proportionate share of losses of $106 million, $20 million and $142 million, respectively, related to our investment in Hulu.

Cost Method

We use the cost method to account for investments not accounted for under the fair value method or the equity method.

Vox and BuzzFeed

In September 2015, NBCUniversal made an additional investment in Vox Media, Inc. (“Vox Media”) and acquired an interest in BuzzFeed, Inc. (“BuzzFeed”) for $200 million each in cash. Vox Media is a digital media company comprised of eight distinct brands. BuzzFeed is a global media company that produces and distributes original news, entertainment and videos.

AirTouch

We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both December 31, 2015 and 2014, the estimated fair value of the AirTouch preferred stock was $1.7 billion.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.75 billion. Substantially all of the AirTouch preferred stock is redeemable in April 2020 at a redemption value of $1.65 billion. As of both December 31, 2015 and 2014, the two series of redeemable subsidiary preferred shares were recorded at $1.6 billion, and those amounts are included in other noncurrent liabilities. As of both December 31, 2015 and 2014, the liability related to the redeemable subsidiary preferred shares had an aggregate estimated fair value of $1.7 billion. The estimated fair values of the AirTouch preferred stock and redeemable subsidiary preferred shares are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument. The one nonredeemable series of subsidiary preferred shares was recorded at $100 million as of both December 31, 2015 and 2014, and those amounts are included in noncontrolling interests in our consolidated balance sheet. The carrying amount of the nonredeemable subsidiary preferred stock approximates its fair value.

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net. In 2013, we recorded $249 million of impairment charges to our equity method investments, which primarily related to a regional sports cable network based in Houston, Texas.

93	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Note 8: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life As of December 31, 2015	2015	2014
Cable distribution system	11 years	$32,586	$31,655
Customer premise equipment	6 years	28,559	27,086
Other equipment	7 years	8,539	7,860
Buildings and leasehold improvements	25 years	10,829	8,650
Land	N/A	1,252	1,112
Property and equipment, at cost		81,765	76,363
Less: Accumulated depreciation		48,100	45,410
Property and equipment, net		$33,665	$30,953

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

In accordance with accounting guidance related to cable television companies, we capitalize the costs associated with the construction of and improvements to our cable transmission and distribution facilities, costs associated with acquiring and deploying new customer premise equipment, and costs associated with installation of our services. Costs capitalized include all direct costs for labor and materials, as well as various indirect costs. All costs incurred in connection with subsequent disconnects and reconnects are expensed as they are incurred.

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

Acquisitions of Real Estate Properties

Real estate acquisitions in 2013 included NBCUniversal’s purchase from GE of certain properties NBCUniversal occupies at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey. Other purchases in 2013 included NBCUniversal’s acquisition of a business whose primary asset is a property located at 10 Universal City Plaza, which is adjacent to our Universal theme park in Hollywood, California, and our acquisition of an 80% interest in a business whose primary asset is our corporate headquarters in Philadelphia, Pennsylvania. The purchase price of these acquisitions is included in the caption “acquisitions and construction of real estate properties” in our consolidated statement of cash flows.

Comcast 2015 Annual Report on Form 10-K	94

Comcast Corporation

Note 9: Goodwill and Intangible Assets

Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2013	$12,206	$13,130	$769	$1	$982	$10	$27,098
Acquisitions	11	20	—	15	—	181	227
Adjustments(a)	—	(202)	(2)	195	—	—	(9)
Balance, December 31, 2014	12,217	12,948	767	211	982	191	27,316
Acquisitions(b)	173	17	39	58	5,373	1	5,661
Adjustments(a)	(1)	(18)	—	(2)	(11)	—	(32)
Balance, December 31, 2015	$12,389	$12,947	$806	$267	$6,344	$192	$32,945

(a)

Adjustments to goodwill in 2015 and 2014 included foreign currency translation. Adjustments to goodwill in 2014 included the reclassification of Fandango, our movie ticketing and entertainment business, from our Cable Networks segment to our Filmed Entertainment segment.

(b)	Acquisitions in 2015 in our Theme Parks segment related to the Universal Studios Japan transaction (see Note 5 for additional information).

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

95	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Intangible Assets

		2015		2014
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,364		$59,364
Trade names	N/A	2,857		3,083
FCC licenses	N/A	651		651
Finite-Lived Intangible Assets:
Customer relationships	19 years	13,396	$(4,442)	15,129	$(5,495)
Software	4 years	6,008	(3,429)	5,040	(2,832)
Cable franchise renewal costs and contractual operating rights	9 years	1,499	(849)	1,418	(792)
Patents and other technology rights	7 years	409	(350)	373	(330)
Other agreements and rights	18 years	1,994	(798)	1,456	(721)
Total		$86,178	$(9,868)	$86,514	$(10,170)

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

Comcast 2015 Annual Report on Form 10-K	96

Comcast Corporation

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
2016	$1,785
2017	$1,612
2018	$1,365
2019	$1,039
2020	$902

Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships acquired in business combinations, software, cable franchise renewal costs, contractual operating rights and intellectual property rights. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the associated agreement.

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs in other intangible assets and generally amortize them on a straight-line basis over a period not to exceed five years. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

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

97	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Note 10: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2015		2015	2014
Commercial paper	0.62%		$975	$845
Revolving bank credit facilities	—%		—	—
Term loans	2.74%		3,259	—
Senior notes with maturities of 5 years or less, at face value	4.40%		14,300	15,223
Senior notes with maturities between 5 and 10 years, at face value	4.24%		9,630	10,530
Senior notes with maturities greater than 10 years, at face value(a)	5.63%		23,925	20,989
Other, including capital lease obligations	—		794	689
Debt issuance costs, premiums, discounts and fair value adjustments for hedged positions, net	—		(262)	(195)
Total debt	4.70	%(b)	52,621	48,081
Less: Current portion			3,627	4,217
Long-term debt			$48,994	$43,864

(a)	The December 31, 2015 and 2014 amounts include £625 million of 5.50% notes due 2029, which translated to $921 million and $974 million, respectively, using the exchange rates as of these dates.

(b)	Includes the effects of our derivative financial instruments.

As of December 31, 2015 and 2014, our debt had an estimated fair value of $58.0 billion and $55.3 billion, respectively. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities. See Note 20 for additional information on our cross-guarantee structure.

Debt Principal Maturities

(in millions)	Weighted-Average Interest Rate as of December 31, 2015
2016	2.79%	$3,627
2017	6.75%	$2,695
2018	4.11%	$4,194
2019	3.14%	$2,445
2020	4.09%	$6,076
Thereafter	5.23%	$33,846

2015 Debt Borrowings

Year ended December 31, 2015 (in millions)
Comcast 4.60% senior notes due 2045	$1,700
Comcast 3.375% senior notes due 2025	1,500
Comcast 4.60% senior notes due 2046	1,490
Comcast 4.40% senior notes due 2035	800
Total	$5,490

Comcast 2015 Annual Report on Form 10-K	98

Comcast Corporation

2015 Debt Redemptions and Repayments

Year ended December 31, 2015 (in millions)
NBCUniversal 3.65% senior notes due 2015	$1,000
Comcast 5.90% senior notes due 2016(a)	1,000
Comcast 6.50% senior notes due 2015	900
Comcast 5.85% senior notes due 2015(a)	750
Comcast 8.75% senior notes due 2015	673
Other	55
Total	$4,378

(a)	The early redemption of these senior notes resulted in $47 million of additional interest expense in 2015.

Debt Instruments

Revolving Credit Facilities

As of December 31, 2015, Comcast and Comcast Cable Communications, LLC had a $6.25 billion revolving credit facility due June 2017 with a syndicate of banks (“Comcast revolving credit facility”). The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of December 31, 2015, the borrowing margin for London Interbank Offered Rate (“LIBOR”) based borrowings was 1.00%. This revolving credit facility requires that we maintain certain financial ratios based on our debt and our operating income before depreciation and amortization, as defined in the credit facility. We were in compliance with all financial covenants for all periods presented.

As of December 31, 2015, NBCUniversal Enterprise had a $1.35 billion revolving credit facility due March 2018 with a syndicate of banks (“NBCUniversal Enterprise revolving credit facility”). The interest rate on this facility consists of a base rate plus a borrowing margin that is determined based on our credit rating. As of December 31, 2015, the borrowing margin for LIBOR-based borrowings was 1.00%.

As of December 31, 2015, amounts available under our consolidated credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.4 billion, which included $775 million available under the NBCUniversal Enterprise revolving credit facility.

Term Loans

As a result of the Universal Studios Japan transaction, we consolidated ¥400 billion of term loans having a final maturity of November 2020. In accordance with acquisition accounting, these debt securities were recorded at fair value as of the acquisition date. These term loans contain financial and operating covenants and are secured by the assets of Universal Studios Japan and the equity interests of the investors. We do not guarantee these term loans and they are otherwise nonrecourse to us.

Commercial Paper Programs

Our commercial paper programs provide a lower-cost source of borrowing to fund our short-term working capital requirements. The maximum borrowing capacity under the Comcast commercial paper program is $6.25 billion and it is supported by the Comcast revolving credit facility. The maximum borrowing capacity under the NBCUniversal Enterprise commercial paper program is $1.35 billion and it is supported by the NBCUniversal Enterprise revolving credit facility.

Letters of Credit

As of December 31, 2015, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $464 million to cover potential fundings under various agreements.

99	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

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

Recurring Fair Value Measurements

	Fair Value as of December 31, 2015				Fair Value as of December 31, 2014
(in millions)	Level 1	Level 2	Level 3	Total	Level 1	Level 2	Level 3	Total
Assets
Trading securities	$22	$—	$—	$22	$523	$—	$—	$523
Available-for-sale securities	—	123	10	133	1	121	10	132
Interest rate swap agreements	—	53	—	53	—	84	—	84
Other	—	5	12	17	—	64	7	71
Total	$22	$181	$22	$225	$524	$269	$17	$810
Liabilities
Derivative component of prepaid forward sale agreements and indexed debt instruments	$—	$5	$—	$5	$—	$361	$—	$361
Contractual obligation	—	—	—	—	—	—	883	883
Contingent consideration	—	—	—	—	—	—	644	644
Other	—	86	—	86	—	8	—	8
Total	$—	$91	$—	$91	$—	$369	$1,527	$1,896

Comcast 2015 Annual Report on Form 10-K	100

Comcast Corporation

Contractual Obligation

As a result of the acquisition of the Universal Orlando theme park in 2011, we assumed a contractual obligation that involves an interest held by a third party in the revenue of certain theme parks. The arrangement provides the counterparty with the right to periodic payments associated with current period revenue and, beginning in 2017, the option to require NBCUniversal to purchase the interest for cash in an amount based on a contractually specified formula. The arrangement was recognized at fair value at the time of the acquisition and the fair value has been adjusted periodically since the acquisition with the expectation that the arrangement would be settled in 2017, or shortly thereafter. It has a current carrying value of $1.1 billion and adjustments to fair value, as well as the periodic payments, have been presented in other income (expense), net in our consolidated statement of income.

As a result of the continuing process of obtaining additional information and revising estimates, including in 2015 the estimated impact on the arrangement of the Universal Studios Japan transaction and the planned development of a theme park in China, we no longer expect the settlement of the arrangement in 2017, or shortly thereafter. Accordingly, in the fourth quarter of 2015, we concluded that we should no longer adjust the arrangement to fair value and it is no longer presented in the recurring fair value measurements table. We also concluded that the amounts that are payable based on current period revenue should be presented in other operating and administrative expenses. We believe these changes are preferable because they better reflect the economic substance of the arrangement as a revenue participation similar to those that exist in our film and television agreements. The change in our method of accounting coupled with the change in likelihood of the settlement result in the method being applied prospectively, similar to a change in estimate. See Note 18 for the treatment of this change in method in our segment reporting presentation.

Contingent Consideration

In June 2015, we settled a contingent consideration liability related to the acquisition of NBCUniversal, which was based upon future net tax benefits realized by us that would affect future payments to GE, for a payment of $450 million, which is included as a financing activity in our consolidated statement of cash flows. The settlement resulted in a gain of $240 million, which was recorded to other income (expense), net in our consolidated statement of income.

Nonrecurring Fair Value Measurements

We have assets that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film, television or stage play production costs, when an event or change in circumstance occurs that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimated fair value of a production is based on Level 3 inputs that primarily use an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $42 million, $26 million and $167 million were recorded in 2015, 2014 and 2013, respectively.

101	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Note 12: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	2015		2014		2013
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$ 820	$ 309	$837	$ 581	$ 633	$ 498
Fair value of plan assets(a)	—	—	—	242	—	220
Plan funded status and recorded benefit obligation	(820)	(309)	(837)	(339)	(633)	(278)
Portion of benefit obligation not yet recognized in benefits expense	(33)	14	46	53	(110)	(3)
Benefits expense	75	13	59	14	65	12
Discount rate	4.70-4.73%	4.31-4.40%	4.25%	3.75-4.25%	5.00-5.25%	4.50-5.25%
Expected return on plan assets	N/A	N/A	N/A	5.00%	N/A	5.00%

(a)	The fair value of the plan assets are primarily based on Level 1 inputs that use quoted market prices for identical financial instruments in an active market.

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

Pension Plans

NBCUniversal

NBCUniversal sponsors various qualified and nonqualified defined benefit plans for domestic employees for which future benefits have been frozen since the beginning of 2013, therefore we did not recognize service costs related to our pension plans for the periods presented. The expense we recognize for our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur in accumulated other comprehensive income (loss). In addition to the defined benefit plans it sponsors, NBCUniversal is also obligated to reimburse GE for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the NBCUniversal transaction in 2011.

In September 2015, we settled all of our obligations related to the termination in December 2013 of the NBCUniversal qualified pension plan. In connection with this final settlement, we fully funded the plan with an

Comcast 2015 Annual Report on Form 10-K	102

Comcast Corporation

additional contribution of $20 million and recorded expenses of $27 million in other operating and administrative expenses.

Other

In August 2013, we settled all of our obligations related to the termination in February 2012 of the qualified pension plan that provided benefits to former employees of a company we acquired as part of the AT&T Broadband transaction in 2002. In connection with this final settlement, we fully funded the plan with an additional contribution of $55 million and recorded expenses of $74 million in other operating and administrative expenses, which was previously recorded in accumulated other comprehensive income (loss).

Other Employee Benefits

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management and nonemployee directors (each, a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participant accounts, except for those in the NBCUniversal plan, are credited with income primarily based on a fixed annual rate. Participants in the NBCUniversal plan designate one or more valuation funds, independently established funds or indices that are used to determine the amount of investment gain or loss in the participant’s account. Participants are eligible to receive distributions from their account based on elected deferral periods that are consistent with the plans and applicable tax law.

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2015	2014	2013
Benefit obligation	$2,038	$1,774	$1,434
Interest expense	$171	$149	$128

We have purchased life insurance policies to recover a portion of the future payments related to our deferred compensation plans. As of December 31, 2015 and 2014, the cash surrender value of these policies, which is recorded to other noncurrent assets, was $658 million and $628 million, respectively.

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2015, 2014 and 2013, expenses related to these plans totaled $416 million, $379 million and $324 million, respectively.

Split-Dollar Life Insurance Agreements

Pursuant to pre-existing contractual obligations, we have collateral assignment split-dollar life insurance agreements with select key current and former employees that require us to incur certain insurance-related costs. Under some of these agreements, our obligation to provide benefits to the employees extends beyond retirement.

The table below presents the benefit obligation and expenses related to our split-dollar life insurance agreements.

Year ended December 31 (in millions)	2015	2014	2013
Benefit obligation	$233	$217	$212
Other operating and administrative expenses	$67	$52	$50

103	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

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

In 2015, 2014 and 2013, the total contributions we made to multiemployer pension plans were $77 million, $58 million and $59 million, respectively. In 2015, 2014 and 2013, the total contributions we made to multiemployer postretirement and other benefit plans were $119 million, $125 million and $98 million, respectively.

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

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In 2015, 2014 and 2013, we recorded severance costs of $181 million, $152 million and $160 million, respectively.

Note 13: Equity

Class A Special Common Stock Reclassification

In December 2015, our shareholders approved a proposal to amend and restate our Amended and Restated Certificate of Incorporation in order to reclassify each issued share of our Class A Special common stock into one share of our Class A common stock. This reclassification became effective as of the close of business on December 11, 2015, at which time our Class A Special common stock was no longer outstanding and ceased trading on the NASDAQ under the symbol CMCSK and instead became listed on the NASDAQ under the symbol CMCSA. There was no impact on basic and diluted EPS or the carrying value of total common stock as presented in our consolidated balance sheet because it was a one-for-one stock exchange.

Common Stock

In the aggregate, holders of our Class A common stock have 66 2/3% of the voting power of our common stock and holders of our Class B common stock have 33 1/3% of the voting power of our common stock. Each share of our Class B common stock is entitled to 15 votes. The number of votes held by each share of our Class A common stock depends on the number of shares of Class A and Class B common stock outstanding at any given time. The 33 1/3% aggregate voting power of our Class B common stock cannot be diluted by additional issuances of any other class of common stock. Our Class B common stock is convertible, share for share, into Class A common stock, subject to certain restrictions.

Comcast 2015 Annual Report on Form 10-K	104

Comcast Corporation

Shares of Common Stock Outstanding

(in millions)	A	A Special	B
Balance, December 31, 2012	2,122	508	9
Stock compensation plans	14	—	—
Repurchases and retirements of common stock	—	(49)	—
Employee stock purchase plans	2	—	—
Balance, December 31, 2013	2,138	459	9
Stock compensation plans	13	—	—
Repurchases and retirements of common stock	(22)	(59)	—
Employee stock purchase plans	2	—	—
Balance, December 31, 2014	2,131	400	9
Stock compensation plans	12	—	—
Repurchases and retirements of common stock	(62)	(54)	—
Employee stock purchase plans	2	—	—
Reclassification of Class A Special common stock	346	(346)	—
Other	4	—	—
Balance, December 31, 2015	2,433	—	9

Share Repurchases

Effective January 1, 2016, our Board of Directors increased our share repurchase program authorization to a total of $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

Share Repurchases

Year ended December 31 (in millions)	2015	2014	2013
Cash consideration	$6,750	$4,251	$2,000
Shares repurchased	116	81	49

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2015	2014
Unrealized gains (losses) on marketable securities	$1	$1
Deferred gains (losses) on cash flow hedges	(46)	(4)
Unrecognized gains (losses) on employee benefit obligations	6	(68)
Cumulative translation adjustments	(135)	(75)
Accumulated other comprehensive income (loss), net of deferred taxes	$(174)	$(146)

Note 14: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2015	2014	2013
Restricted share units	$273	$231	$175
Stock options	157	160	139
Employee stock purchase plans	25	23	20
Total	$455	$414	$334

105	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

As of December 31, 2015, we had unrecognized pretax compensation expense of $635 million related to nonvested RSUs and unrecognized pretax compensation expense of $337 million related to nonvested stock options that will be recognized over a weighted-average period of approximately 1.8 years and 1.8 years, respectively. In 2015, 2014 and 2013, we recorded increases to additional paid-in capital of $311 million, $299 million and $244 million, respectively, which were the result of tax benefits associated with our share-based compensation plans.

Stock Options and Restricted Share Units

As of December 31, 2015, unless otherwise stated (in millions, except per share data)	Stock Options	RSUs
Awards granted during 2015	18	9
Weighted-average exercise price of awards granted during 2015	$59.39
Stock options outstanding and nonvested RSUs	94	23
Weighted-average exercise price of stock options outstanding	$36.63
Weighted-average fair value at grant date of nonvested RSUs		$44.19

As of December 31, 2015, substantially all of our stock options outstanding were net settled stock options. Net settled stock options, as opposed to stock options exercised with a cash payment, result in fewer shares being issued and no cash proceeds being received by us when the options are exercised. Our share-based compensation primarily consists of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Awards generally vest over a period of 5 years and in the case of stock options, have a 10 year term. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions.

The cost associated with our share-based compensation is based on an award’s estimated fair value at the date of grant and is recognized over the period in which any related services are provided. RSUs are valued based on the closing price of our common stock on the date of grant and are discounted for the lack of dividends, if any, during the vesting period. We use the Black-Scholes option pricing model to estimate the fair value of stock option awards. The table below presents the weighted-average fair value on the date of grant of RSUs and stock options awarded under our various plans and the related weighted-average valuation assumptions.

Year ended December 31	2015	2014	2013
RSUs fair value	$58.81	$47.91	$38.28
Stock options fair value	$11.78	$11.11	$8.80
Stock Option Valuation Assumptions:
Dividend yield	1.7%	1.8%	1.9%
Expected volatility	23.0%	24.0%	25.0%
Risk-free interest rate	1.6%	2.2%	1.3%
Expected option life (in years)	6.0	6.5	7.0

Comcast 2015 Annual Report on Form 10-K	106

Comcast Corporation

Note 15: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2015	2014	2013
Current Expense (Benefit):
Federal	$3,210	$2,392	$3,183
State	570	174	581
Foreign	221	142	200
	4,001	2,708	3,964
Deferred Expense (Benefit):
Federal	890	1,000	(76)
State	66	173	108
Foreign	2	(8)	(16)
	958	1,165	16
Income tax expense	$4,959	$3,873	$3,980

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2015	2014	2013
Federal tax at statutory rate	$4,680	$4,363	$3,890
State income taxes, net of federal benefit	326	329	319
Foreign income taxes, net of federal credit	13	—	15
Nontaxable income attributable to noncontrolling interests	(69)	(62)	(103)
Adjustments to uncertain and effectively settled tax positions, net	15	(408)	58
Accrued interest on uncertain and effectively settled tax positions, net	73	(235)	114
Other	(79)	(114)	(313)
Income tax expense	$4,959	$3,873	$3,980

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

The determination of the income tax consequences of a business combination includes identifying the tax basis of assets and liabilities acquired and any contingencies associated with uncertain tax positions assumed or resulting from the business combination. Deferred tax assets and liabilities related to temporary differences of an acquired entity are recorded as of the date of the business combination and are based on our estimate of the ultimate tax basis that will be accepted by the various tax authorities. We record liabilities for contingencies associated with prior tax returns filed by the acquired entity based on criteria set forth in the appropriate accounting guidance. We adjust the deferred tax accounts and the liabilities periodically to reflect any revised estimated tax basis and any estimated settlements with the various tax authorities. The effects of these adjustments are recorded to income tax expense.

107	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax positions using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include business acquisitions and dispositions, including consideration paid or received in connection with these transactions, certain financing transactions, and the allocation of income among state and local tax jurisdictions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our consolidated financial statements. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

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

We are indemnified by GE for any income tax liability attributable to the NBCUniversal contributed businesses for periods prior to the close of the NBCUniversal transaction in January 2011 and also for any income tax liability attributable to NBCUniversal Enterprise for periods prior to the date of the NBCUniversal redemption transaction. We have indemnified GE for any income tax liability attributable to the businesses we contributed to NBCUniversal for periods prior to the close of the NBCUniversal transaction.

Current and deferred foreign income taxes are incurred by NBCUniversal’s foreign subsidiaries. In 2015, 2014 and 2013, NBCUniversal had foreign income before taxes of $704 million, $385 million and $524 million, respectively, on which foreign income tax expense was recorded. We recorded U.S. income tax expense on our allocable share of NBCUniversal’s income before domestic and foreign taxes, which was reduced by a U.S. tax credit equal to our allocable share of NBCUniversal’s foreign income tax expense.

Components of Net Deferred Tax Liability

December 31 (in millions)	2015	2014
Deferred Tax Assets:
Net operating loss carryforwards	$551	$448
Differences between book and tax basis of long-term debt	115	116
Differences between book and tax basis of investments	101	—
Nondeductible accruals and other	3,589	3,383
Less: Valuation allowance	342	375
	4,014	3,572
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	36,392	35,112
Differences between book and tax basis of investments	—	186
Differences between book and tax basis of indexed debt securities	457	534
Differences between book and tax basis of foreign subsidiaries and undistributed foreign earnings	731	504
	37,580	36,336
Net deferred tax liability	$33,566	$32,764

Comcast 2015 Annual Report on Form 10-K	108

Comcast Corporation

Changes in our net deferred tax liability in 2015 that were not recorded as deferred income tax expense are primarily related to decreases of $28 million associated with items included in other comprehensive income (loss) and decreases of $132 million related to acquisitions made in 2015. Our net deferred tax liability includes $23 billion related to cable franchise rights that will remain unchanged unless we recognize an impairment or dispose of a cable franchise.

As of December 31, 2015, we had federal net operating loss carryforwards of $135 million and various state net operating loss carryforwards that expire in periods through 2035. As of December 31, 2015, we also had foreign net operating loss carryforwards of $700 million that are related to the foreign operations of NBCUniversal, the majority of which expire in periods through 2025. The determination of the realization of the state and foreign net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, and state and foreign laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2015 and 2014, our valuation allowance was primarily related to state and foreign net operating loss carryforwards.

Uncertain Tax Positions

Our uncertain tax positions as of December 31, 2015 totaled $1.1 billion, which exclude the federal benefits on state tax positions that were recorded as deferred income taxes. Included in our uncertain tax positions was $220 million related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE. If we were to recognize the tax benefit for our uncertain tax positions in the future, $592 million would impact our effective tax rate and the remaining amount would increase our deferred income tax liability. The amount and timing of the recognition of any such tax benefit is dependent on the completion of examinations of our tax filings by the various tax authorities and the expiration of statutes of limitations. In 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions and, as a result, our income tax expense decreased by $759 million. It is reasonably possible that certain tax contests could be resolved within the next 12 months that may result in a decrease in our effective tax rate.

Reconciliation of Unrecognized Tax Benefits

(in millions)	2015	2014	2013
Balance, January 1	$1,171	$1,701	$1,573
Additions based on tax positions related to the current year	67	63	90
Additions based on tax positions related to prior years	98	111	201
Additions from acquired subsidiaries	—	—	268
Reductions for tax positions of prior years	(84)	(220)	(141)
Reductions due to expiration of statutes of limitations	(41)	(448)	(3)
Settlements with tax authorities	(75)	(36)	(287)
Balance, December 31	$1,136	$1,171	$1,701

As of December 31, 2015 and 2014, our accrued interest associated with tax positions was $510 million and $452 million, respectively. As of December 31, 2015 and 2014, $49 million and $44 million, respectively, of these amounts were related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE.

During 2015, the IRS completed its examination of our income tax returns for the year 2013. Various states are examining our tax returns, with most of the periods relating to tax years 2000 and forward. The tax years of our state tax returns currently under examination vary by state.

109	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Note 16: Supplemental Financial Information

Receivables

December 31 (in millions)	2015	2014
Receivables, gross	$7,595	$6,885
Less: Allowance for returns and customer incentives	473	359
Less: Allowance for doubtful accounts	226	205
Receivables, net	$6,896	$6,321

In addition to the amounts in the table above, as of December 31, 2015 and 2014, noncurrent receivables of $721 million and $569 million, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2015	2014	2013
Interest	$2,443	$2,389	$2,355
Income taxes	$3,726	$3,668	$3,946

Noncash Investing and Financing Activities

During 2015:

•	we acquired $1.1 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $612 million for a quarterly cash dividend of $0.25 per common share paid in January 2016

•	we assumed liabilities related to the Universal Studios Japan transaction (see Note 5 for additional information)

•	we used $517 million of equity securities to settle a portion of our obligations under prepaid forward sale agreements

During 2014:

•	we acquired $797 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $572 million for a quarterly cash dividend of $0.225 per common share paid in January 2015

•	we used $3.2 billion of equity securities to settle a portion of our obligations under prepaid forward sale agreements

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

Comcast 2015 Annual Report on Form 10-K	110

Comcast Corporation

•	we acquired $872 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $509 million for a quarterly cash dividend of $0.195 per common share paid in January 2014

•	we used $1.4 billion of equity securities to settle a portion of our obligations under prepaid forward sale agreements

•

we closed a transaction with Liberty Media that included, among other things, the delivery of Liberty Media shares owned by us in exchange for Liberty Media’s interests in one of NBCUniversal’s contractual obligations (see Note 7 for additional information)

Note 17: Commitments and Contingencies

Commitments

NBCUniversal enters into long-term commitments with third parties in the ordinary course of its business, including commitments to acquire film and television programming, creative talent and employment agreements, and various other television-related commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel, and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2015, the total number of NBCUniversal full-time, part-time and hourly employees on its payroll covered by collective bargaining agreements was 7,500 full-time equivalent employees. Of this total, approximately 10% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2016.

We, through Comcast Spectacor, have employment agreements with both players and coaches of the Philadelphia Flyers. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space, equipment and transponder service agreements under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the Olympic Games through 2032, Sunday Night Football on NBC through the 2022-23 season, NASCAR on the NBC Sports Network through 2024 and other programming commitments, as well as various contracts with creative talent and employment agreements.

As of December 31, 2015 (in millions)	Programming and Talent Commitments	Operating Leases
2016	$6,405	$452
2017	$3,788	$412
2018	$4,474	$370
2019	$3,280	$324
2020	$4,357	$284
Thereafter	$23,061	$1,617

The table below presents our rental expense charged to operations.

Year ended December 31 (in millions)	2015	2014	2013
Rental expense	$608	$580	$616

111	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

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

Classes of Chicago Cluster and Philadelphia Cluster customers were certified in October 2007 and January 2010, respectively. We appealed the class certification in the Philadelphia Cluster case to the Third Circuit Court of Appeals, which affirmed the class certification in August 2011. In June 2012, the U.S. Supreme Court granted our petition to review the Third Circuit Court of Appeals’ ruling and in March 2013, the Supreme Court ruled that the class had been improperly certified and reversed the judgment of the Third Circuit. In August 2013, the plaintiffs in the Philadelphia Cluster case moved to certify a new, smaller class, which we opposed in January 2014. In April 2014, the District Court granted our unopposed motion to de-certify the Chicago Cluster class and the plaintiffs’ unopposed motion to amend the Pennsylvania case so as to dismiss claims relating to the Chicago Cluster. In April 2014, lead counsel for the Boston Cluster cases withdrew, and in June 2014, new counsel requested the Boston Cluster cases be transferred to the federal court in Boston or permission to leave to amend the complaints. The District Court denied the request and dismissed the Boston Cluster cases. In December 2014, the District Court granted preliminary approval to a settlement of the Philadelphia Cluster case, and in September 2015, the District Court granted final approval of the settlement. The settlement of the Philadelphia Cluster case did not have a material effect on our results of operations, cash flows or financial position.

In addition, we are the defendant in putative class actions filed in federal district courts throughout the country. Twenty-three actions were consolidated by the Judicial Panel on Multidistrict Litigation in the United States District Court for the Eastern District of Pennsylvania for pre-trial proceedings. In a consolidated complaint filed in November 2009 on behalf of all plaintiffs in the multidistrict litigation, the plaintiffs allege that we improperly “tie” the rental of set-top boxes to the provision of premium cable services in violation of Section 1 of the Sherman Antitrust Act, various state antitrust laws and unfair/deceptive trade practices acts. The West Virginia Attorney General also filed a complaint in West Virginia state court in July 2009 alleging that we improperly “tie” the rental of set-top boxes to the provision of digital cable services in violation of the West Virginia Antitrust Act and the West Virginia Consumer Credit and Protection Act. The Attorney General also alleges a claim for unjust enrichment/restitution. We removed the case to the United States District Court for West Virginia, and it was subsequently transferred to the United States District Court for the Eastern District of Pennsylvania and consolidated with the multidistrict litigation. In July 2011, we moved to compel arbitration of most of the plaintiffs’ claims and to stay the remaining claims pending arbitration. A comprehensive settlement agreement for all 23 cases that had been submitted to the District Court for preliminary approval in June 2013 was withdrawn in October 2014, and we refiled our motion to compel arbitration. The parties submitted a settlement for the claims of current and former customers who received service in the states of California, Washington and West Virginia in September 2015. In November 2015, the District Court did not approve the settlement, and the plaintiffs then appealed the decision to the Third Circuit Court of Appeals. We do not expect these cases to have a material effect on our results of operations, cash flows or financial position.

Comcast 2015 Annual Report on Form 10-K	112

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

(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2015
Cable Communications(a)	$46,879	$19,120	$7,028	$12,092	$7,034	$149,267
NBCUniversal
Cable Networks(b)(c)	9,628	3,499	784	2,715	44	28,093
Broadcast Television(c)	8,530	780	111	669	117	7,871
Filmed Entertainment(b)	7,287	1,234	26	1,208	14	4,255
Theme Parks(d)	3,339	1,464	292	1,172	833	14,027
Headquarters and Other(e)	14	(625)	326	(951)	378	6,898
Eliminations(d)(f)	(336)	62	—	62	—	(454)
NBCUniversal	28,462	6,414	1,539	4,875	1,386	60,690
Corporate and Other	766	(898)	113	(1,011)	79	4,783
Eliminations(f)	(1,597)	42	—	42	—	(48,166)
Comcast Consolidated	$74,510	$24,678	$8,680	$15,998	$8,499	$166,574

113	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2014
Cable Communications(a)	$44,140	$18,112	$6,422	$11,690	$6,154	$140,616
NBCUniversal
Cable Networks(b)(c)	9,563	3,589	748	2,841	49	28,582
Broadcast Television(c)	8,542	734	127	607	76	6,806
Filmed Entertainment(b)	5,008	711	21	690	11	4,185
Theme Parks(d)	2,623	1,096	273	823	671	7,017
Headquarters and Other(e)	13	(613)	326	(939)	414	6,467
Eliminations(d)(f)	(321)	71	—	71	—	(453)
NBCUniversal	25,428	5,588	1,495	4,093	1,221	52,604
Corporate and Other	709	(778)	102	(880)	45	5,198
Eliminations(f)	(1,502)	1	—	1	—	(39,232)
Comcast Consolidated	$68,775	$22,923	$8,019	$14,904	$7,420	$159,186

(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2013
Cable Communications(a)	$41,836	$17,205	$6,394	$10,811	$5,403
NBCUniversal
Cable Networks(b)	9,201	3,501	734	2,767	67
Broadcast Television	7,120	345	98	247	65
Filmed Entertainment(b)	5,452	483	15	468	9
Theme Parks(d)	2,235	943	300	643	580
Headquarters and Other(e)	31	(588)	264	(852)	439
Eliminations(d)(f)	(389)	48	—	48	—
NBCUniversal	23,650	4,732	1,411	3,321	1,160
Corporate and Other	600	(489)	66	(555)	33
Eliminations(f)	(1,429)	(14)	—	(14)	—
Comcast Consolidated	$64,657	$21,434	$7,871	$13,563	$6,596

(a)	For the years ended December 31, 2015, 2014 and 2013, Cable Communications segment revenue was derived from the following sources:

	2015	2014	2013
Residential:
Video	45.9%	47.1%	49.1%
High-speed Internet	26.6%	25.6%	24.7%
Voice	7.7%	8.3%	8.7%
Business services	10.1%	9.0%	7.7%
Advertising	4.9%	5.4%	5.1%
Other	4.8%	4.6%	4.7%
Total	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For each of 2015, 2014 and 2013, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

Comcast 2015 Annual Report on Form 10-K	114

Comcast Corporation

(b)

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

(c)

The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment. The revenue and operating costs and expenses associated with our broadcast of the 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments.

(d)

As disclosed in Note 11, we changed our method of accounting for a contractual obligation that involves an interest in the revenue of certain theme parks. As a result of the change, beginning in the fourth quarter of 2015, amounts payable based on current period revenue are presented in operating costs and expenses. Amounts paid through the third quarter of 2015 were included in other income (expense), net in our consolidated statement of income. For segment reporting purposes, we have adjusted periods prior to the fourth quarter of 2015 to reflect management reporting presentation for this expense on a consistent basis for all periods in the Theme Parks segment, which resulted in an offsetting adjustment in NBCUniversal Eliminations. Therefore, we have reduced our Theme Parks segment operating income before depreciation and amortization and operating income by $63 million, $72 million and $61 million in 2015, 2014 and 2013, respectively, while corresponding amounts have been reflected in NBCUniversal Eliminations to reconcile to consolidated operating income.

(e)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(f)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

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

•

our Cable Communications segment receives incentives offered by our Cable Networks segment in connection with its distribution of the Cable Networks’ content that are recorded as a reduction to programming expenses

(g)

Revenue from customers located outside of the United States, primarily in Europe and Asia, in 2015, 2014 and 2013 was $5.8 billion, $4.4 billion and $4.8 billion, respectively. No single customer accounted for a significant amount of revenue in any period.

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

115	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Note 19: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2015
Revenue	$17,853	$18,743	$18,669	$19,245	$74,510
Operating income	$3,890	$4,105	$4,001	$4,002	$15,998
Net income attributable to Comcast Corporation	$2,059	$2,137	$1,996	$1,971	$8,163
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.82	$0.85	$0.81	$0.80	$3.28
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.81	$0.84	$0.80	$0.79	$3.24
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$1.00
2014
Revenue	$17,408	$16,844	$16,791	$17,732	$68,775
Operating income	$3,568	$3,804	$3,745	$3,787	$14,904
Net income attributable to Comcast Corporation(a)	$1,871	$1,992	$2,592	$1,925	$8,380
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.72	$0.77	$1.00	$0.75	$3.24
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.71	$0.76	$0.99	$0.74	$3.20
Dividends declared per common share	$0.225	$0.225	$0.225	$0.225	$0.90

(a)

In the third quarter of 2014, net income attributable to Comcast Corporation included $759 million of favorable income tax adjustments resulting from a reduction in our accruals for uncertain tax positions and the related accrued interest on these tax positions. See Note 15 for additional information.

Note 20: Condensed Consolidating Financial Information

Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”) and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt securities. In addition, the Comcast revolving credit facility and the Comcast commercial paper program are also fully and unconditionally guaranteed by NBCUniversal. The Comcast commercial paper program is supported by the Comcast revolving credit facility. The debt securities within the guarantee structure total $44.3 billion, of which $10.7 billion will mature within the next five years.

In October 2015, we merged three of our wholly owned subsidiaries, Comcast MO Group, LLC (“Comcast MO Group”), Comcast Cable Holdings, LLC (“CCH”) and Comcast MO of Delaware, LLC (“Comcast MO of Delaware”), with and into CCCL Parent. Comcast MO Group, CCH and Comcast MO of Delaware were guarantors prior to the merger and were collectively referred to as the “Combined CCHMO Parents.” Accordingly, the financial information for CCCL Parent reflects both the former Combined CCHMO Parents and the CCCL Parent for all periods presented.

Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion of senior notes, as well as the NBCUniversal Enterprise revolving credit facility and the associated commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, credit facility or commercial paper program.

Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029 or the $3.3 billion of Universal Studios Japan term loans.

Comcast 2015 Annual Report on Form 10-K	116

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2015 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$414	$1,881	$—	$2,295
Investments	—	—	—	—	106	—	106
Receivables, net	—	—	—	—	6,896	—	6,896
Programming rights	—	—	—	—	1,213	—	1,213
Other current assets	69	—	—	17	1,707	—	1,793
Total current assets	69	—	—	431	11,803	—	12,303
Film and television costs	—	—	—	—	5,855	—	5,855
Investments	33	—	—	430	2,761	—	3,224
Investments in and amounts due from subsidiaries eliminated upon consolidation	87,142	111,241	119,354	42,441	109,598	(469,776)	—
Property and equipment, net	210	—	—	—	33,455	—	33,665
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	32,945	—	32,945
Other intangible assets, net	12	—	—	—	16,934	—	16,946
Other noncurrent assets, net	1,301	147	—	78	2,114	(1,368)	2,272
Total assets	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,199	$—	$6,215
Accrued participations and residuals	—	—	—	—	1,572	—	1,572
Accrued expenses and other current liabilities	1,789	335	290	389	3,961	—	6,764
Current portion of long-term debt	1,149	—	—	1,005	1,473	—	3,627
Total current liabilities	2,954	335	290	1,394	13,205	—	18,178
Long-term debt, less current portion	31,106	130	2,650	8,211	6,897	—	48,994
Deferred income taxes	—	624	—	66	34,098	(1,222)	33,566
Other noncurrent liabilities	2,438	—	—	1,087	7,258	(146)	10,637
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,221	—	1,221
Equity:
Common stock	29	—	—	—	—	—	29
Other shareholders’ equity	52,240	110,299	116,414	32,622	210,441	(469,776)	52,240
Total Comcast Corporation shareholders’ equity	52,269	110,299	116,414	32,622	210,441	(469,776)	52,269
Noncontrolling interests	—	—	—	—	1,709	—	1,709
Total equity	52,269	110,299	116,414	32,622	212,150	(469,776)	53,978
Total liabilities and equity	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

117	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$385	$3,525	$—	$3,910
Investments	—	—	—	—	602	—	602
Receivables, net	—	—	—	—	6,321	—	6,321
Programming rights	—	—	—	—	839	—	839
Other current assets	267	—	—	41	1,551	—	1,859
Total current assets	267	—	—	426	12,838	—	13,531
Film and television costs	—	—	—	—	5,727	—	5,727
Investments	36	—	—	378	2,721	—	3,135
Investments in and amounts due from subsidiaries eliminated upon consolidation	84,142	103,420	111,870	41,239	98,152	(438,823)	—
Property and equipment, net	199	—	—	—	30,754	—	30,953
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	27,316	—	27,316
Other intangible assets, net	11	—	—	—	16,969	—	16,980
Other noncurrent assets, net	1,086	145	—	80	1,949	(1,080)	2,180
Total assets	$85,741	$103,565	$111,870	$42,123	$255,790	$(439,903)	$159,186
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$19	$—	$1	$—	$5,618	$—	$5,638
Accrued participations and residuals	—	—	—	—	1,347	—	1,347
Accrued expenses and other current liabilities	1,547	283	280	331	3,767	—	6,208
Current portion of long-term debt	1,650	—	677	1,006	884	—	4,217
Total current liabilities	3,216	283	958	1,337	11,616	—	17,410
Long-term debt, less current portion	27,478	123	2,649	9,206	4,408	—	43,864
Deferred income taxes	—	701	—	67	33,127	(936)	32,959
Other noncurrent liabilities	2,336	—	—	1,143	7,484	(144)	10,819
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,066	—	1,066
Equity:
Common stock	30	—	—	—	—	—	30
Other shareholders’ equity	52,681	102,458	108,263	30,370	197,732	(438,823)	52,681
Total Comcast Corporation shareholders’ equity	52,711	102,458	108,263	30,370	197,732	(438,823)	52,711
Noncontrolling interests	—	—	—	—	357	—	357
Total equity	52,711	102,458	108,263	30,370	198,089	(438,823)	53,068
Total liabilities and equity	$85,741	$103,565	$111,870	$42,123	$255,790	$(439,903)	$159,186

Comcast 2015 Annual Report on Form 10-K	118

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2015 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$74,510	$—	$74,510
Management fee revenue	1,005	—	977	—	—	(1,982)	—
	1,005	—	977	—	74,510	(1,982)	74,510
Costs and Expenses:
Programming and production	—	—	—	—	22,550	—	22,550
Other operating and administrative	760	—	977	922	20,662	(1,982)	21,339
Advertising, marketing and promotion	—	—	—	—	5,943	—	5,943
Depreciation	31	—	—	—	6,750	—	6,781
Amortization	6	—	—	—	1,893	—	1,899
	797	—	977	922	57,798	(1,982)	58,512
Operating income (loss)	208	—	—	(922)	16,712	—	15,998
Other Income (Expense):
Interest expense	(1,744)	(12)	(270)	(462)	(214)	—	(2,702)
Investment income (loss), net	6	(1)	—	(19)	95	—	81
Equity in net income (losses) of investees, net	9,159	8,651	8,040	4,852	3,089	(34,116)	(325)
Other income (expense), net	(3)	—	—	(31)	354	—	320
	7,418	8,638	7,770	4,340	3,324	(34,116)	(2,626)
Income (loss) before income taxes	7,626	8,638	7,770	3,418	20,036	(34,116)	13,372
Income tax (expense) benefit	537	4	94	(4)	(5,590)	—	(4,959)
Net income (loss)	8,163	8,642	7,864	3,414	14,446	(34,116)	8,413
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(250)	—	(250)
Net income (loss) attributable to Comcast Corporation	$8,163	$8,642	$7,864	$3,414	$14,196	$(34,116)	$8,163
Comprehensive income (loss) attributable to Comcast Corporation	$8,135	$8,625	$7,864	$3,361	$14,192	$(34,042)	$8,135

119	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$68,775	$—	$68,775
Management fee revenue	947	—	921	—	—	(1,868)	—
	947	—	921	—	68,775	(1,868)	68,775
Costs and Expenses:
Programming and production	—	—	—	—	20,912	—	20,912
Other operating and administrative	751	—	921	908	19,142	(1,868)	19,854
Advertising, marketing and promotion	—	—	—	—	5,086	—	5,086
Depreciation	34	—	—	—	6,303	—	6,337
Amortization	6	—	—	—	1,676	—	1,682
	791	—	921	908	53,119	(1,868)	53,871
Operating income (loss)	156	—	—	(908)	15,656	—	14,904
Other Income (Expense):
Interest expense	(1,621)	(11)	(294)	(479)	(212)	—	(2,617)
Investment income (loss), net	3	12	—	(7)	288	—	296
Equity in net income (losses) of investees, net	9,330	8,843	8,350	4,523	3,212	(34,161)	97
Other income (expense), net	—	—	—	(4)	(211)	—	(215)
	7,712	8,844	8,056	4,033	3,077	(34,161)	(2,439)
Income (loss) before income taxes	7,868	8,844	8,056	3,125	18,733	(34,161)	12,465
Income tax (expense) benefit	512	—	103	(10)	(4,478)	—	(3,873)
Net income (loss)	8,380	8,844	8,159	3,115	14,255	(34,161)	8,592
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(212)	—	(212)
Net income (loss) attributable to Comcast Corporation	$8,380	$8,844	$8,159	$3,115	$14,043	$(34,161)	$8,380
Comprehensive income (loss) attributable to Comcast Corporation	$8,178	$8,807	$8,163	$2,972	$13,980	$(33,922)	$8,178

Comcast 2015 Annual Report on Form 10-K	120

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$64,657	$—	$64,657
Management fee revenue	897	—	874	—	—	(1,771)	—
	897	—	874	—	64,657	(1,771)	64,657
Costs and Expenses:
Programming and production	—	—	—	—	19,670	—	19,670
Other operating and administrative	403	—	874	855	18,214	(1,771)	18,575
Advertising, marketing and promotion	—	—	—	—	4,978	—	4,978
Depreciation	30	—	—	—	6,224	—	6,254
Amortization	5	—	—	—	1,612	—	1,617
	438	—	874	855	50,698	(1,771)	51,094
Operating income (loss)	459	—	—	(855)	13,959	—	13,563
Other Income (Expense):
Interest expense	(1,523)	(11)	(338)	(488)	(214)	—	(2,574)
Investment income (loss), net	—	(13)	—	3	586	—	576
Equity in net income (losses) of investees, net	7,509	7,540	7,512	3,331	1,882	(27,860)	(86)
Other income (expense), net	(2)	—	2	(1)	(363)	—	(364)
	5,984	7,516	7,176	2,845	1,891	(27,860)	(2,448)
Income (loss) before income taxes	6,443	7,516	7,176	1,990	15,850	(27,860)	11,115
Income tax (expense) benefit	373	9	117	(22)	(4,457)	—	(3,980)
Net income (loss)	6,816	7,525	7,293	1,968	11,393	(27,860)	7,135
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(319)	—	(319)
Net income (loss) attributable to Comcast Corporation	$6,816	$7,525	$7,293	$1,968	$11,074	$(27,860)	$6,816
Comprehensive income (loss) attributable to Comcast Corporation	$6,883	$7,521	$7,277	$2,017	$10,969	$(27,784)	$6,883

121	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(792)	$48	$(167)	$(1,398)	$21,087	$—	$18,778
Investing Activities:
Net transactions with affiliates	6,559	(48)	840	2,839	(10,190)	—	—
Capital expenditures	(27)	—	—	—	(8,472)	—	(8,499)
Cash paid for intangible assets	(6)	—	—	—	(1,364)	—	(1,370)
Acquisitions and construction of real estate properties	—	—	—	—	(178)	—	(178)
Acquisitions, net of cash acquired	—	—	—	—	(1,786)	—	(1,786)
Proceeds from sales of businesses and investments	—	—	—	4	429	—	433
Purchases of investments	(7)	—	—	(407)	(370)	—	(784)
Other	7	—	—	(5)	218	—	220
Net cash provided by (used in) investing activities	6,526	(48)	840	2,431	(21,713)	—	(11,964)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	400	—	—	—	(265)	—	135
Proceeds from borrowings	5,486	—	—	—	—	—	5,486
Repurchases and repayments of debt	(2,650)	—	(673)	(1,004)	(51)	—	(4,378)
Repurchases and retirements of common stock	(6,750)	—	—	—	—	—	(6,750)
Dividends paid	(2,437)	—	—	—	—	—	(2,437)
Issuances of common stock	36	—	—	—	—	—	36
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(232)	—	(232)
Other	181	—	—	—	(470)	—	(289)
Net cash provided by (used in) financing activities	(5,734)	—	(673)	(1,004)	(1,018)	—	(8,429)
Increase (decrease) in cash and cash equivalents	—	—	—	29	(1,644)	—	(1,615)
Cash and cash equivalents, beginning of year	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of year	$—	$—	$—	$414	$1,881	$—	$2,295

Comcast 2015 Annual Report on Form 10-K	122

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(354)	$9	$(139)	$(1,299)	$18,728	$—	$16,945
Investing Activities:
Net transactions with affiliates	4,784	(9)	139	2,247	(7,161)	—	—
Capital expenditures	(3)	—	—	—	(7,417)	—	(7,420)
Cash paid for intangible assets	(6)	—	—	—	(1,116)	—	(1,122)
Acquisitions and construction of real estate properties	—	—	—	—	(43)	—	(43)
Acquisitions, net of cash acquired	—	—	—	—	(477)	—	(477)
Proceeds from sales of businesses and investments	—	—	—	8	658	—	666
Purchases of investments	(19)	—	—	(10)	(162)	—	(191)
Other	—	—	—	5	(151)	—	(146)
Net cash provided by (used in) investing activities	4,756	(9)	139	2,250	(15,869)	—	(8,733)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	846	—	(504)
Proceeds from borrowings	4,180	—	—	—	2	—	4,182
Repurchases and repayments of debt	(1,000)	—	—	(902)	(1,273)	—	(3,175)
Repurchases and retirements of common stock	(4,251)	—	—	—	—	—	(4,251)
Dividends paid	(2,254)	—	—	—	—	—	(2,254)
Issuances of common stock	35	—	—	—	—	—	35
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(220)	—	(220)
Other	238	—	—	—	(71)	—	167
Net cash provided by (used in) financing activities	(4,402)	—	—	(902)	(716)	—	(6,020)
Increase (decrease) in cash and cash equivalents	—	—	—	49	2,143	—	2,192
Cash and cash equivalents, beginning of year	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of year	$—	$—	$—	$385	$3,525	$—	$3,910

123	Comcast 2015 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2013 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(600)	$(3)	$(245)	$(1,102)	$16,110	$—	$14,160
Investing Activities:
Net transactions with affiliates	66	3	2,580	(470)	(2,179)	—	—
Capital expenditures	(7)	—	—	—	(6,589)	—	(6,596)
Cash paid for intangible assets	(4)	—	—	—	(1,005)	—	(1,009)
Acquisitions and construction of real estate properties	—	—	—	—	(1,904)	—	(1,904)
Acquisitions, net of cash acquired	—	—	—	—	(99)	—	(99)
Proceeds from sales of businesses and investments	—	—	—	2	1,081	—	1,083
Purchases of investments	(11)	—	—	(3)	(1,209)	—	(1,223)
Other	—	—	—	108	126	—	234
Net cash provided by (used in) investing activities	44	3	2,580	(363)	(11,778)	—	(9,514)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	1,349	—	—	—	(4)	—	1,345
Proceeds from borrowings	2,933	—	—	—	—	—	2,933
Repurchases and repayments of debt	—	—	(2,335)	(88)	(21)	—	(2,444)
Repurchases and retirements of common stock	(2,000)	—	—	—	—	—	(2,000)
Dividends paid	(1,964)	—	—	—	—	—	(1,964)
Issuances of common stock	40	—	—	—	—	—	40
Purchase of NBCUniversal noncontrolling common equity interest	—	—	—	(3,200)	(7,561)	—	(10,761)
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(215)	—	(215)
Settlement of Station Venture liability	—	—	—	—	(602)	—	(602)
Other	198	—	—	(40)	(369)	—	(211)
Net cash provided by (used in) financing activities	556	—	(2,335)	(3,328)	(8,772)	—	(13,879)
Increase (decrease) in cash and cash equivalents	—	—	—	(4,793)	(4,440)	—	(9,233)
Cash and cash equivalents, beginning of year	—	—	—	5,129	5,822	—	10,951
Cash and cash equivalents, end of year	$—	$—	$—	$336	$1,382	$—	$1,718

Comcast 2015 Annual Report on Form 10-K	124

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

Refer to Management’s Report on Comcast’s Internal Control Over Financial Reporting on page 74.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 75.

Changes in internal control over financial reporting

As a result of NBCUniversal’s acquisition of Universal Studios Japan on November 13, 2015, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Universal Studios Japan. Except as described above, there were no changes in Comcast’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Comcast’s internal control over financial reporting.

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

125	Comcast 2015 Annual Report on Form 10-K

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued in 2013 by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that NBCUniversal’s system of internal control over financial reporting was effective as of December 31, 2015. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2015 did not include the internal controls of the Universal Studios Japan theme park, in which NBCUniversal acquired a 51% interest on November 13, 2015, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The total assets and total revenues of Universal Studios Japan represented approximately 11% of NBCUniversal’s total assets as of December 31, 2015, and less than 1% of its total revenues for the year ended December 31, 2015.

Changes in internal control over financial reporting

As a result of NBCUniversal’s acquisition of Universal Studios Japan on November 13, 2015, NBCUniversal’s internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to Universal Studios Japan. Except as described above, there were no changes in NBCUniversal’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NBCUniversal’s internal control over financial reporting.

Item 9B: Other Information

None.

Comcast 2015 Annual Report on Form 10-K	126

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Comcast

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in May 2016. We refer to this proxy statement as the 2016 Proxy Statement.

The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure, as of the date of this Annual Report on Form 10-K.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	56	1986	Chairman and Chief Executive Officer; President
Michael J. Cavanagh	50	2015	Senior Executive Vice President; Chief Financial Officer
Stephen B. Burke	57	1998	Senior Executive Vice President; President and Chief Executive Officer, NBCUniversal Holdings and NBCUniversal
David L. Cohen	60	2002	Senior Executive Vice President
Neil Smit	57	2011	Senior Executive Vice President; President and Chief Executive Officer, Comcast Cable
Arthur R. Block	61	1993	Executive Vice President; General Counsel; Secretary
Lawrence J. Salva	59	2000	Executive Vice President; Chief Accounting Officer

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2015, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of common stock. He is a son of our late founder, Mr. Ralph J. Roberts. Mr. Roberts is also a director of the National Cable and Telecommunications Association.

Michael J. Cavanagh has served as the Chief Financial Officer of Comcast Corporation since July 2015. Prior to joining our company, Mr. Cavanagh had been Co-President and Co-Chief Operating Officer for The Carlyle Group, a global investment firm, since 2014. Prior to that, Mr. Cavanagh was the Co-Chief Executive Officer of the Corporate & Investment Bank of JPMorgan Chase & Co. from 2012 until 2014; the Chief Executive Officer of JPMorgan Chase & Co’s Treasury & Securities Services business from 2010 to 2012; and the Chief Financial Officer of JPMorgan Chase & Co from 2004 to 2010. Mr. Cavanagh is also a director of Yum Brands, Incorporated.

Stephen B. Burke has served as a Senior Executive Vice President since March 2015 and previously had served as an Executive Vice President for more than five years. On January 28, 2011, Mr. Burke became the President and Chief Executive Officer of NBCUniversal Holdings and NBCUniversal and resigned from his position as our Chief Operating Officer, which position he had held for more than five years. Mr. Burke also had been the President of Comcast Cable until March 2010. Mr. Burke is also a director of JPMorgan Chase & Company and Berkshire Hathaway, Incorporated.

David L. Cohen has served as a Senior Executive Vice President since March 2015 and previously had served as an Executive Vice President for more than five years. Mr. Cohen is also a director of the FS Global Credit Opportunities Funds, the FS Global Credit Opportunities Fund A and the FS Global Credit Opportunities Fund D.

127	Comcast 2015 Annual Report on Form 10-K

Neil Smit has served as a Senior Executive Vice President since March 2015 and previously had served as an Executive Vice President for more than five years. Mr. Smit has been the President of Comcast Cable since March 2010. Mr. Smit was appointed as Chief Executive Officer of Comcast Cable in November 2011. Before March 2010, Mr. Smit had been the President and Chief Executive Officer and a director of Charter Communications, Inc., a cable company, since August 2005. Charter Communications filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2009 and emerged from Chapter 11 bankruptcy in November 2009. Mr. Smit is also the Chairman of the Board of Directors of the National Cable and Telecommunications Association and Chairman of CableLabs.

Arthur R. Block has served as an Executive Vice President since March 2015 and previously had served as a Senior Vice President for more than five years. He has been our General Counsel and Secretary for more than five years.

Lawrence J. Salva has served as an Executive Vice President since March 2015 and previously had served as a Senior Vice President for more than five years. He has been our Chief Accounting Officer for more than five years and prior to July 2015, was also our Controller.

NBCUniversal

Certain information under this Item 10 has been omitted pursuant to General Instruction I(2)(c) to Form 10-K.

The table below sets forth certain information with respect to each of NBCUniversal’s executive officers as of December 31, 2015, each of whom has served as such since the close of the NBCUniversal transaction on January 28, 2011 except for Michael J. Cavanagh, who has served since July 2015. The table also sets forth NBCUniversal Holdings’ directors as of December 31, 2015.

Name	Title
Brian L. Roberts	Principal Executive Officer
Michael J. Cavanagh	Principal Financial Officer; Director of NBCUniversal Holdings
Stephen B. Burke	Chief Executive Officer and President
David L. Cohen	Senior Executive Vice President; Director of NBCUniversal Holdings
Arthur R. Block	Executive Vice President; Director of NBCUniversal Holdings
Lawrence J. Salva	Executive Vice President

For the year ended December 31, 2015, NBCUniversal reimbursed Comcast $35 million for direct services provided by our executive officers.

Item 11: Executive Compensation

Comcast incorporates the information required by this item by reference to its 2016 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Comcast incorporates the information required by this item by reference to its 2016 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Comcast 2015 Annual Report on Form 10-K	128

Item 13: Certain Relationships and Related Transactions, and Director Independence

Comcast incorporates the information required by this item by reference to its 2016 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14: Principal Accountant Fees and Services

Comcast incorporates the information required by this item by reference to its 2016 Proxy Statement.

NBCUniversal

The Audit Committee of Comcast’s Board of Directors appointed Deloitte & Touche LLP as NBCUniversal’s independent registered public accounting firm for the years ended December 31, 2015 and 2014. Set forth below are the fees paid or accrued for the services of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in 2015 and 2014.

(in millions)	2015	2014
Audit fees	$10.6	$9.5
Audit-related fees	0.8	0.9
Tax fees	0.1	0.1
All other fees	0.1	—
	$11.6	$10.5

Audit fees consisted of fees paid or accrued for services rendered to NBCUniversal and its subsidiaries for the audits of its annual financial statements, reviews of its quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit-related fees in 2015 and 2014 consisted primarily of fees paid or accrued for audits associated with employee benefit plans and attestation services related to contractual and regulatory compliance.

Tax fees in 2015 and 2014 consisted of fees paid or accrued for domestic and foreign tax compliance services.

All other fees in 2015 primarily consisted of fees paid or accrued for consulting services regarding content security.

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

129	Comcast 2015 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

Comcast

(a) Comcast’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Comcast’s consolidated financial statements are found on page 73 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 175 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

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

2.6	Voting Agreement dated as of April 25, 2014 between Comcast Corporation and Liberty Media Corporation (incorporated by reference to Exhibit 2.2 to Comcast’s Current Report filed on April 28, 2014).

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Current Report on Form 8-K filed on December 15, 2015).

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2	Specimen Class A Special Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.3

Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

Comcast 2015 Annual Report on Form 10-K	130

4.4

First Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

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

4.7

Fourth Supplemental Indenture, dated October 1, 2015, to the Indenture dated January 7, 2003 between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, as supplemented by a First Supplemental Indenture dated March 25, 2003, a second Supplemental Indenture dated August 31, 2009 and a third Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.8

Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Comcast’s Registration Statement on Form S-3 filed September 18, 2013).

4.9

First Supplemental Indenture dated as of November 17, 2015, to the Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Post Effective Amendment No. 2 to Comcast’s Registration Statement on Form S-3 filed November 23, 2015).

4.10

Indenture, dated as of April 30, 2010, between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC (Commission File No. 333-174175) filed on May 13, 2011).

4.11

First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010 (incorporated by reference to Exhibit 4.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.12

Second Supplemental Indenture, dated October 1, 2015, to the Indenture dated April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.13

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

131	Comcast 2015 Annual Report on Form 10-K

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

10.6*	Comcast Corporation 2003 Stock Option Plan, as amended and restated October 22, 2013 (incorporated by reference to Exhibit 10.7 to Comcast’s Annual Report on Form 10-K filed on February 12, 2014).

10.7*

Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective February 10, 2009 (incorporated by reference to Exhibit 10.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.8*

Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 20, 2015 (incorporated by reference to Exhibit 10.5 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.9*

Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective October 21, 2014 (incorporated by reference to Exhibit 10.10 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.10*	1992 Executive Split Dollar Insurance Plan (incorporated by reference to Exhibit 10.12 to the Comcast Holdings Corporation Annual Report on Form 10-K for the year ended December 31, 1992).

10.11*	Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 18, 2015.

10.12*	Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 2016.

10.13*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective May 14, 2013 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.14*	Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective October 14, 2015.

10.15*	Comcast-NBCUniversal 2011 Employee Stock Purchase Plan, as amended and restated effective October 14, 2015.

10.16*

Comcast Corporation Supplemental Executive Retirement Plan, as amended and restated effective January 1, 2005 (incorporated by reference to Exhibit 10.15 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2007).

Comcast 2015 Annual Report on Form 10-K	132

10.17*

Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 5, 2005).

10.18*

Amendment to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of February 13, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.19*

Amendment No. 2 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.20*

Amendment No. 3 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2010 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 7, 2010).

10.21*

Amendment No. 4 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2010 (incorporated by reference to Exhibit 10.25 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.22*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2011).

10.23*

Amendment No. 6 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 15, 2011 (incorporated by reference to Exhibit 10.21 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.24*

Amendment No. 7 to Employment Agreement between Comcast Corporation and Brian L. Roberts, effective as of June 30, 2012 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on September 14, 2012).

10.25*

Amendment No. 8 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 14, 2012 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.26*

Amendment No. 10 to Employment Agreement with Brian L. Roberts, effective as of June 30, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 24, 2013).

10.27*

Amendment No. 11 to Employment Agreement with Brian L. Roberts, effective as of December 18, 2013 (incorporated by reference to Exhibit 10.29 to Comcast’s Annual Report on Form 10-K filed on February 12, 2014).

10.28*	Amendment No. 12 to Employment Agreement with Brian L. Roberts, effective as of June 30, 2014 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2014).

10.29*

Amendment No. 13 to Employment Agreement with Brian L. Roberts, effective as of December 9, 2014 (incorporated by reference to Exhibit 10.30 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.30*	Amendment No. 14 to Employment Agreement with Brian L. Roberts, dated June 30, 2015 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 7, 2015).

10.31*	Amendment No. 15 to Employment Agreement with Brian L. Roberts, dated December 17, 2015.

10.32*	Notice of Rights Waiver from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.2 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

133	Comcast 2015 Annual Report on Form 10-K

10.33*	Notice of Termination from Brian L. Roberts dated February 13, 2009 (incorporated by reference to Exhibit 99.3 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.34*

Employment Agreement between Comcast Corporation and Ralph J. Roberts dated December 27, 2007 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 28, 2007).

10.35*

Amendment to Employment Agreement between Comcast Corporation and Ralph J. Roberts dated as of January 1, 2008 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 13, 2008).

10.36*

Compensation and Deferred Compensation Agreement and Stock Appreciation Bonus Plan between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated March 16, 1994 (incorporated by reference to Exhibit 10.13 to the Comcast Holdings Corporation Annual Report on Form 10-K (Commission File No. 001-15471) for the year ended December 31, 1993).

10.37*

Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, as amended and restated August 31, 1998 (incorporated by reference to Exhibit 10.1 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q (Commission File No. 001-15471) for the quarter ended September 30, 1998).

10.38*

Amendment Agreement to Compensation and Deferred Compensation Agreement between Comcast Holdings Corporation and Ralph J. Roberts, dated as of August 19, 1999 (incorporated by reference to Exhibit 10.2 to the Comcast Holdings Corporation Quarterly Report on Form 10-Q (Commission File No. 001-15471) for the quarter ended March 31, 2000).

10.39*

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

10.42*

Second Amendment to Agreement between Comcast Corporation and Ralph J. Roberts, dated as of December 10, 2008 (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.43*

Insurance Premium Termination Agreement between Comcast Corporation and Ralph J. Roberts, effective as of January 30, 2004 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2004).

10.44*

Employment Agreement between Comcast Corporation and Michael J. Angelakis, dated as of November 22, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on November 23, 2011).

10.45*

Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 22, 2009).

10.46*	Amendment No. 2 to Employment Agreement with Stephen B. Burke dated as of August 16, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 16, 2013).

Comcast 2015 Annual Report on Form 10-K	134

10.47*

Employment Agreement between Comcast Corporation and David L. Cohen, dated as of October 23, 2015 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.48*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of November 21, 2011 (incorporated by reference to Exhibit 10.37 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.49*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of December 22, 2014 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 23, 2014).

10.50*

Form of Amendment, dated as of December 16, 2008, to the Employment Agreements with Ralph J. Roberts and Brian L. Roberts (incorporated by reference to Exhibit 10.38 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.51*

Form of Amendment, dated as of December 14, 2012, to the Employment Agreements with Brian L. Roberts, Michael J. Angelakis, Stephen B. Burke, Neil Smit and David L. Cohen (incorporated by reference to Exhibit 10.41 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.52*	Employment Agreement dated May 10, 2015 between Comcast Corporation and Michael J. Cavanagh (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on May 11, 2015).

10.53*

Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.40 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.54*

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

10.58*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.6 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

10.59*

Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013).

10.60*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.59 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.61*

Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

135	Comcast 2015 Annual Report on Form 10-K

10.62*	Form of Airplane Time Sharing Agreement (incorporated by reference to Exhibit 10.60 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.63*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.64

Letter dated January 28, 2015 among Comcast Corporation, Tango Acquisition Sub, Inc. and Time Warner Cable Inc. (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on January 29, 2015).

10.65	Agreement dated March 30, 2015 between Comcast Corporation and Michael J. Angelakis (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on March 31, 2015).

10.66	Shareholders Agreement, effective as of January 1, 2016, among Atairos Group, Inc., Comcast AG Holdings, LLC, Atairos Partners, L.P., Atairos Management, L.P., and Comcast Corporation.

10.67	Advisor Agreement, effective as of January 1, 2016, between Comcast Corporation and Michael J. Angelakis.

10.68*	Letter Agreement dated November 24, 2015 between Comcast Corporation and Michael J. Angelakis.

10.69†

Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.70

Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.71†

Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.72†

Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.73

Termination Agreement, dated as of April 24, 2015, among Comcast Corporation and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on April 24, 2015).

10.74

Notice of Termination of the Transactions Agreement, dated as of April 24, 2015, between Comcast Corporation and Time Warner Cable Inc. (incorporated by reference to Exhibit 10.2 to Comcast’s Current Report on Form 8-K filed on April 24, 2015).

12.1	Statement of Earnings to Fixed Charges and Earnings to Combined Fixed Charges and Preferred Dividends.

21.1	List of subsidiaries.

23.1	Consent of Deloitte & Touche LLP.

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Comcast 2015 Annual Report on Form 10-K	136

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 5, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheet; (2) the Consolidated Statement of Income; (3) the Consolidated Statement of Comprehensive Income; (4) the Consolidated Statement of Cash Flows; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

†	Confidential treatment granted.

137	Comcast 2015 Annual Report on Form 10-K

NBCUniversal

(a) NBCUniversal’s consolidated financial statements are filed as a part of this report on Form 10-K and a list of the consolidated financial statements are found on page 143 of this report. Schedule II – Valuation and Qualifying Accounts is found on page 175 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

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

4.3

Second Supplemental Indenture, dated October 1, 2015, to the Indenture dated April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.2 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended September 30, 2015).

4.4

Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2008).

Comcast 2015 Annual Report on Form 10-K	138

4.5

First Supplemental Indenture, dated March 25, 2003, to the Indenture between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, dated January 7, 2003 (incorporated by reference to Exhibit 4.5 to the Annual Report on Form 10-K of Comcast Corporation for the year ended December 31, 2008).

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

4.7

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

4.8

Fourth Supplemental Indenture, dated October 1, 2015, to the Indenture dated January 7, 2003 between Comcast Corporation, the subsidiary guarantors party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee, as supplemented by a First Supplemental Indenture dated March 25, 2003, a second Supplemental Indenture dated August 31, 2009 and a third Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.1 of the Quarterly Report on Form 10-Q of Comcast Corporation for the quarter ended September 30, 2015).

4.9

Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Comcast’s Registration Statement on Form S-3 filed September 18, 2013).

4.10

First Supplemental Indenture dated as of November 17, 2015, to the Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Post Effective Amendment No. 2 to Comcast’s Registration Statement on Form S-3 filed November 23, 2015).

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

139	Comcast 2015 Annual Report on Form 10-K

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

101

The following financial statements from NBCUniversal Media, LLC’s Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission on February 5, 2016, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheet; (2) the Consolidated Statement of Income; (3) the Consolidated Statement of Comprehensive Income; (4) the Consolidated Statement of Cash Flows; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

†	Confidential treatment granted.

Comcast 2015 Annual Report on Form 10-K	140

Signatures

Comcast

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 5, 2016.

By:	/S/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 5, 2016

/S/ MICHAEL J. CAVANAGH Michael J. Cavanagh	Senior Executive Vice President and CFO (Principal Financial Officer)	February 5, 2016

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 5, 2016

/S/ KENNETH J. BACON Kenneth J. Bacon	Director	February 5, 2016

/S/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 5, 2016

/S/ EDWARD D. BREEN Edward D. Breen	Director	February 5, 2016

/S/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 5, 2016

/S/ J. MICHAEL COOK J. Michael Cook	Director	February 5, 2016

/S/ GERALD L. HASSELL Gerald L. Hassell	Director	February 5, 2016

/S/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 5, 2016

/S/ EDUARDO G. MESTRE Eduardo G. Mestre	Director	February 5, 2016

/S/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	February 5, 2016

/S/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 5, 2016

141	Comcast 2015 Annual Report on Form 10-K

NBCUniversal

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 5, 2016.

NBCUNIVERSAL MEDIA, LLC
By: NBCUNIVERSAL, LLC, its sole member

By:	/S/ STEPHEN B. BURKE
Name: Stephen B. Burke Title: Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L . ROBERTS Brian L. Roberts	Principal Executive Officer of NBCUniversal Media, LLC	February 5, 2016

/S/ MICHAEL J. CAVANAGH Michael J. Cavanagh	Principal Financial Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 5, 2016

/S/ ARTHUR R. BLOCK Arthur R. Block	Director of NBCUniversal, LLC	February 5, 2016

/S/ DAVID L. COHEN David L. Cohen	Director of NBCUniversal, LLC	February 5, 2016

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Principal Accounting Officer of NBCUniversal Media, LLC	February 5, 2016

Comcast 2015 Annual Report on Form 10-K	142

NBCUniversal Media, LLC Financial Statements and Supplementary Data

143	Comcast 2015 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the accompanying consolidated balance sheets of NBCUniversal Media, LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBCUniversal Media, LLC and subsidiaries as of December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

February 5, 2016

Comcast 2015 Annual Report on Form 10-K	144

NBCUniversal Media, LLC

Consolidated Balance Sheet

December 31 (in millions)	2015	2014
Assets
Current Assets:
Cash and cash equivalents	$1,410	$1,248
Receivables, net	5,411	4,842
Programming rights	1,200	825
Other current assets	841	823
Total current assets	8,862	7,738
Film and television costs	5,847	5,714
Investments	965	882
Property and equipment, net	9,521	8,138
Goodwill	20,364	14,908
Intangible assets, net	13,806	14,187
Other noncurrent assets, net	1,325	1,037
Total assets	$60,690	$52,604
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,564	$1,388
Accrued participations and residuals	1,572	1,347
Program obligations	765	687
Deferred revenue	1,242	821
Accrued expenses and other current liabilities	1,675	1,422
Note payable to Comcast	1,750	865
Current portion of long-term debt	1,163	1,023
Total current liabilities	9,731	7,553
Long-term debt, less current portion	11,331	9,214
Accrued participations, residuals and program obligations	1,163	1,149
Other noncurrent liabilities	3,790	3,721
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests	372	330
Equity:
Member’s capital	32,834	30,529
Accumulated other comprehensive income (loss)	(212)	(159)
Total NBCUniversal member’s equity	32,622	30,370
Noncontrolling interests	1,681	267
Total equity	34,303	30,637
Total liabilities and equity	$60,690	$52,604

See accompanying notes to consolidated financial statements.

145	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Income

Year ended December 31 (in millions)	2015	2014	2013
Revenue	$28,462	$25,428	$23,650
Costs and Expenses:
Programming and production	13,418	12,318	11,770
Other operating and administrative	5,891	5,364	4,949
Advertising, marketing and promotion	2,795	2,158	2,199
Depreciation	669	654	639
Amortization	870	841	772
	23,643	21,335	20,329
Operating income	4,819	4,093	3,321
Other Income (Expense):
Interest expense	(495)	(508)	(515)
Investment income (loss), net	5	27	17
Equity in net income (losses) of investees, net	(376)	46	(93)
Other income (expense), net	(102)	(218)	(402)
	(968)	(653)	(993)
Income before income taxes	3,851	3,440	2,328
Income tax expense	(227)	(143)	(206)
Net income	3,624	3,297	2,122
Net (income) loss attributable to noncontrolling interests	(210)	(182)	(154)
Net income attributable to NBCUniversal	$3,414	$3,115	$1,968

See accompanying notes to consolidated financial statements.

Comcast 2015 Annual Report on Form 10-K	146

NBCUniversal Media, LLC

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2015	2014	2013
Net income	$3,624	$3,297	$2,122
Deferred gains (losses) on cash flow hedges, net	(21)	25	(5)
Employee benefit obligations, net	60	(106)	95
Currency translation adjustments, net	(121)	(62)	(41)
Comprehensive income	3,542	3,154	2,171
Net (income) loss attributable to noncontrolling interests	(210)	(182)	(154)
Other comprehensive (income) loss attributable to noncontrolling interests	29	—	—
Comprehensive income attributable to NBCUniversal	$3,361	$2,972	$2,017

See accompanying notes to consolidated financial statements.

147	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2015	2014	2013
Operating Activities
Net income	$3,624	$3,297	$2,122
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	1,539	1,495	1,411
Share-based compensation	—	—	7
Equity in net (income) losses of investees, net	376	(46)	93
Cash received from investees	60	74	90
Net (gain) loss on investment activity and other	56	136	345
Deferred income taxes	(11)	(12)	(10)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(718)	(25)	(752)
Film and television costs, net	(304)	(571)	2
Accounts payable and accrued expenses related to trade creditors	97	(88)	(789)
Other operating assets and liabilities	585	264	505
Net cash provided by operating activities	5,304	4,524	3,024
Investing Activities
Capital expenditures	(1,386)	(1,221)	(1,160)
Cash paid for intangible assets	(211)	(130)	(113)
Acquisitions of real estate properties	—	—	(1,705)
Acquisitions, net of cash acquired	(1,522)	(118)	(111)
Proceeds from sales of businesses and investments	218	13	2
Purchases of investments	(649)	(35)	(236)
Other	150	(122)	111
Net cash provided by (used in) investing activities	(3,400)	(1,613)	(3,212)
Financing Activities
Repurchases and repayments of debt	(1,022)	(906)	(92)
Proceeds from (repayments of) borrowings from Comcast, net	854	97	799
Redemption transaction distribution	—	—	(3,200)
Distributions to member	(1,385)	(1,641)	(1,422)
Distributions to noncontrolling interests	(189)	(177)	(183)
Settlement of Station Venture liability	—	—	(602)
Other	—	(3)	(66)
Net cash provided by (used in) financing activities	(1,742)	(2,630)	(4,766)
Increase (decrease) in cash and cash equivalents	162	281	(4,954)
Cash and cash equivalents, beginning of year	1,248	967	5,921
Cash and cash equivalents, end of year	$1,410	$1,248	$967

See accompanying notes to consolidated financial statements.

Comcast 2015 Annual Report on Form 10-K	148

NBCUniversal Media, LLC

Consolidated Statement of Changes in Equity

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2012	$131	$31,900	$(65)	$419	$32,254
Compensation plans		7			7
Redemption transaction distribution		(3,200)			(3,200)
Dividends declared		(1,422)			(1,422)
Purchase of subsidiary shares from noncontrolling interests		(33)			(33)
Contributions from (distributions to) noncontrolling interests, net	(22)			(155)	(155)
Other	102	(164)		(111)	(275)
Other comprehensive income (loss)			49		49
Net income (loss)	20	1,968		134	2,102
Balance, December 31, 2013	231	29,056	(16)	287	29,327
Dividends declared		(1,641)			(1,641)
Issuance of subsidiary shares to noncontrolling interests	85
Contributions from (distributions to) noncontrolling interests, net	(24)			(152)	(152)
Other		(1)		(12)	(13)
Other comprehensive income (loss)			(143)		(143)
Net income (loss)	38	3,115		144	3,259
Balance, December 31, 2014	330	30,529	(159)	267	30,637
Dividends declared		(1,385)			(1,385)
Contributions from (distributions to) noncontrolling interests, net	(30)			(159)	(159)
Contribution from member		252			252
Other comprehensive income (loss)			(53)	(29)	(82)
Universal Studios Japan		(11)		1,440	1,429
Other	28	35		(4)	31
Net income (loss)	44	3,414		166	3,580
Balance, December 31, 2015	$372	$32,834	$(212)	$1,681	$34,303

See accompanying notes to consolidated financial statements.

149	Comcast 2015 Annual Report on Form 10-K

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

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, and our cable television studio production operations.

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our owned NBC and Telemundo local broadcast television stations, the NBC Universo national cable network, and our broadcast television studio production operations.

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. In November 2015, we acquired a 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”). Our Theme Parks segment also receives fees from our agreements with third parties that own and operate the Universal Studios Singapore theme park, as well as from the Universal Studios Japan theme park, to license the right to use the Universal Studios brand name and other intellectual property.

Basis of Presentation

The accompanying consolidated financial statements include all entities in which we have a controlling voting interest and variable interest entities (“VIEs”) required to be consolidated in accordance with generally accepted accounting principles in the United States (“GAAP”). Transactions between NBCUniversal and both Comcast and Comcast’s consolidated subsidiaries are reflected in these consolidated financial statements and disclosed as related party transactions when material.

We translate assets and liabilities of our foreign operations where the functional currency is the local currency, primarily the euro, British pound, and Japanese yen, into U.S. dollars at the exchange rate as of the balance sheet date and translate revenue and expenses using average monthly exchange rates. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss). Any foreign currency transaction gains and losses are included in our consolidated statement of income.

Comcast 2011 Annual Report on Form 10-K	150

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

Information on our other accounting policies and methods that are used in the preparation of our consolidated financial statements are included, where applicable, in their respective footnotes that follow. Below is a discussion of accounting policies and methods used in our consolidated financial statements that are not presented within other footnotes.

Revenue Recognition

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming through various distribution platforms, from the sale of our owned programming through digital distribution services such as iTunes, and from the programming our cable production studio sells to third-party networks and subscription video on demand services. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming through various distribution platforms, including to cable and broadcast networks, from the fees received under retransmission consent agreements and from the programming our broadcast television production studio sells to third-party networks and subscription video on demand services. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee audience ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising units. We recognize revenue from the licensing of our owned programming and programming produced by our studios for third parties when the content is available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the component of revenue associated with the advertisements when they are aired or viewed.

151	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on standard-definition video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We recognize revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from DVD sales, net of estimated returns and customer incentives, on the date that DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks in Orlando, Florida; Hollywood, California; and, as of November 2015, Osaka, Japan, as well as from licensing and other fees. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the period following the activation date.

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

Note 3: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue, and by reducing the number of standards to which an entity has to refer. In July 2015, the FASB voted to defer the effective date by one year to December 15, 2017 for annual reporting periods beginning after that date. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Comcast 2015 Annual Report on Form 10-K	152

NBCUniversal Media, LLC

Consolidations

In February 2015, the FASB updated the accounting guidance related to consolidation under the variable interest entity and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for VIEs, limited partnerships and similar legal entities. The updated guidance is effective for us as of January 1, 2016. The updated accounting guidance provides companies with alternative methods of adoption. We do not expect the updated accounting guidance to have a material impact on our consolidated financial statements.

Debt Issuance Costs

In April 2015, the FASB updated the accounting guidance related to the balance sheet presentation of debt issuance costs. The updated accounting guidance requires that debt issuance costs be presented as a direct deduction from the associated debt obligation. We have adopted this guidance as of December 31, 2015 and as a result we have reclassified unamortized debt issuance costs of $12 million as of December 31, 2014 from other noncurrent assets to a reduction of long-term debt on our consolidated balance sheet. As of December 31, 2015, unamortized debt issuance costs included in long-term debt was $11 million.

Deferred Income Taxes

In November 2015, the FASB updated the accounting guidance related to the balance sheet presentation of deferred taxes. The updated accounting guidance requires that all deferred tax liabilities and assets be classified as noncurrent in a classified balance sheet. The current requirement that deferred tax liabilities and assets of a tax-paying component of an entity be offset and presented as a single amount is not affected by the amendments in this update. We have adopted this guidance prospectively as of December 31, 2015. Therefore, prior periods have not been adjusted to reflect this adoption. The adoption of the updated accounting guidance did not have a material impact on our consolidated balance sheet.

Note 4: Significant Transactions

2015

Universal Studios Japan

On November 13, 2015, we acquired a 51% economic interest in Universal Studios Japan for $1.5 billion. The acquisition was funded through cash on hand and borrowings under our commercial paper program.

Universal Studios Japan is a VIE based on the governance structure and we consolidate Universal Studios Japan as we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees, or other financial commitments between us and Universal Studios Japan, and therefore our maximum risk of financial loss is our 51% interest. Universal Studios Japan’s results of operations are reported in our Theme Parks segment following the acquisition date.

Preliminary Allocation of Purchase Price

Due to the limited amount of time since the date of acquisition, the assets and liabilities of Universal Studios Japan were recorded at their historical carrying values. We will adjust these amounts to fair value as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date. The 49% noncontrolling interest in Universal Studios Japan is recorded in the equity section of our consolidated financial statements and has been recorded based on the total value of Universal Studios Japan implied in the transaction. For purposes of this preliminary allocation, the excess of the total value implied in the transaction over the historical carrying value has been recorded as goodwill.

153	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment (see Note 8)	$642
Intangible assets (see Note 9)	57
Working capital	(24)
Debt (see Note 10)	(3,271)
Other noncurrent assets and liabilities and other	162
Identifiable net assets (liabilities) acquired	(2,434)
Noncontrolling interest	(1,440)
Goodwill (see Note 9)	5,373
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue and net income attributable to NBCUniversal for the year ended December 31, 2015 included $169 million and $18 million, respectively, from the acquisition of Universal Studios Japan.

The following unaudited pro forma information has been presented as if the acquisition occurred on January 1, 2014. This information is based on historical results of operations and is subject to change as valuations are completed and additional analysis is obtained. In addition, the unaudited pro forma accounting adjustments are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

Year ended December 31 (in millions)	2015	2014
Revenue	$29,514	$26,513
Net income	$3,851	$3,463
Net income attributable to NBCUniversal	$3,529	$3,198

2013

Redemption Transaction

On March 19, 2013, Comcast acquired General Electric Company’s (“GE”) 49% common equity interest in NBCUniversal Holdings that it did not already own for approximately $16.7 billion (the “redemption transaction”). In addition to the redemption transaction, we purchased from GE certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey for $1.4 billion.

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

Comcast 2015 Annual Report on Form 10-K	154

NBCUniversal Media, LLC

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

In 2013, as part of the Comcast cash management process, we and Comcast entered into revolving credit agreements under which we can borrow up to $3 billion from Comcast and Comcast can borrow up to $3 billion from us. Amounts owed by us to Comcast under the revolving credit agreement, including accrued interest, are presented under the caption “note payable to Comcast” in our consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate under the Comcast and Comcast Cable Communications, LLC revolving credit facility (the “Comcast revolving credit facility”). The interest rate on the Comcast revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2015, the borrowing margin for London Interbank Offered Rate-based borrowings was 1.00%.

In addition, Comcast is the counterparty to one of our contractual obligations. As of both December 31, 2015 and 2014, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our consolidated financial statements.

Consolidated Balance Sheet

December 31 (in millions)	2015	2014
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$239	$229
Accounts payable and accrued expenses related to trade creditors	$68	$47
Accrued expenses and other current liabilities	$51	$8
Note payable to Comcast	$1,750	$865
Other noncurrent liabilities	$383	$383

155	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Income

Year ended December 31 (in millions)	2015	2014	2013
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$1,349	$1,315	$1,262
Operating costs and expenses	$(246)	$(162)	$(190)
Other income (expense)	$(37)	$(43)	$—

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

Comcast 2015 Annual Report on Form 10-K	156

NBCUniversal Media, LLC

Note 6: Film and Television Costs

December 31 (in millions)	2015	2014
Film Costs:
Released, less amortization	$1,275	$1,371
Completed, not released	226	71
In production and in development	907	1,189
	2,408	2,631
Television Costs:
Released, less amortization	1,573	1,273
In production and in development	737	505
	2,310	1,778
Programming rights, less amortization	2,329	2,130
	7,047	6,539
Less: Current portion of programming rights	1,200	825
Film and television costs	$5,847	$5,714

Based on our current estimates of the total remaining gross revenue from all sources (“ultimate revenue”), in 2016 we expect to amortize approximately $1.5 billion of film and television costs associated with our original film and television productions that have been released, or completed and not yet released. Through 2018, we expect to amortize approximately 87% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries.

As of December 31, 2015, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $449 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 49% of these costs are expected to be amortized through 2018.

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expenses. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes such costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film in movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of film and television programming.

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

157	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

We enter into cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. Cofinancing arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. The number of investors and the terms of these arrangements can vary, although investors generally assume full risk for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. In these arrangements, the investor owns an undivided copyright interest in the film, and therefore in each period we record either a charge or a benefit to programming and production expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is available for use. We amortize capitalized programming costs as the associated programs are broadcast. We amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated ultimate revenue or under the terms of the contract.

Acquired programming costs are recorded at the lower of unamortized cost or net realizable value on a program by program, package, channel or daypart basis. A daypart is an aggregation of programs broadcast during a particular time of day or programs of a similar type. Programming acquired by our Cable Networks segment is primarily tested on a channel basis for impairment, whereas programming acquired by our Broadcast Television segment is tested on a daypart basis. If we determine that the estimates of future cash flows are insufficient or if there is no plan to broadcast certain programming, we recognize an impairment charge to programming and production expenses.

Note 7: Investments

December 31 (in millions)	2015	2014
Fair Value Method	$10	$10
Equity Method:
The Weather Channel	—	335
Hulu	184	167
Other	313	338
	497	840
Cost Method	458	32
Total investments	$965	$882

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

Comcast 2015 Annual Report on Form 10-K	158

NBCUniversal Media, LLC

The Weather Channel

In June and December 2015, TWCC Holding Corp. (“The Weather Channel”) recorded impairment charges related to goodwill. During 2015, we recorded expenses of $333 million that represent our proportionate share of these impairment charges in equity in net income (losses) of investees, net in our consolidated statement of income. On January 29, 2016, IBM acquired The Weather Channel’s product and technology businesses. The Weather Channel cable network was not acquired and, following the close of the transaction, licenses weather forecast data and analytics from IBM.

In June 2013, we received a distribution from The Weather Channel of $152 million, of which $128 million was recorded as a return of our investment in The Weather Channel and included in other investing activities in our consolidated statement of cash flows.

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

In 2015, 2014 and 2013, we recognized our proportionate share of losses of $106 million, $20 million and $142 million, respectively, related to our investment in Hulu.

Summarized Financial Information

The tables below present the summarized combined financial information of our equity method investments.

December 31 (in millions)	2015	2014
Current assets	$1,904	$1,529
Noncurrent assets	$3,584	$4,572
Current liabilities	$1,225	$1,235
Noncurrent liabilities	$4,879	$4,162

Year ended December 31 (in millions)	2015	2014	2013
Revenue	$3,944	$3,756	$3,360
Operating income (loss)	$(1,609)	$483	$645
Net income (loss)	$(1,820)	$243	$188

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

159	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our available-for-sale securities and cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net. In 2013, we recorded $249 million of impairment charges to our equity method investments, which primarily related to a regional sports cable network based in Houston, Texas.

Note 8: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2015	2015	2014
Buildings and leasehold improvements	27 years	$6,543	$5,780
Furniture, fixtures and equipment	9 years	3,457	2,930
Construction in process	N/A	1,339	775
Land	N/A	961	820
Property and equipment, at cost		12,300	10,305
Less: Accumulated depreciation		2,779	2,167
Property and equipment, net		$9,521	$8,138

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

Acquisitions of Real Estate Properties

Real estate acquisitions in 2013 included our purchase from GE of certain properties we occupy at 30 Rockefeller Plaza in New York City and CNBC’s headquarters in Englewood Cliffs, New Jersey. Other purchases in 2013 included our acquisition of a business whose primary asset is a property located at 10 Universal City Plaza, which is adjacent to our Universal theme park in Hollywood, California. The purchase price of these acquisitions is included in the caption “acquisitions of real estate properties” in our consolidated statement of cash flows.

Comcast 2015 Annual Report on Form 10-K	160

NBCUniversal Media, LLC

Note 9: Goodwill and Intangible Assets

Goodwill

(in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2013	$13,130	$769	$1	$982	$14,882
Acquisitions	20	—	15	—	35
Adjustments(a)	(202)	(2)	195	—	(9)
Balance, December 31, 2014	12,948	767	211	982	14,908
Acquisitions(b)	17	39	58	5,373	5,487
Adjustments(a)	(18)	—	(2)	(11)	(31)
Balance, December 31, 2015	$12,947	$806	$267	$6,344	$20,364

(a)

Adjustments to goodwill in 2015 and 2014 included foreign currency translation. Adjustments to goodwill in 2014 included the reclassification of Fandango, our movie ticketing and entertainment business, from our Cable Networks segment to our Filmed Entertainment segment.

(b)	Acquisitions in 2015 in our Theme Parks segment related to the Universal Studios Japan transaction (see Note 4 for additional information).

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

Intangible Assets

		2015		2014
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2015	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-Lived Intangible Assets:
Customer relationships	19 years	$13,107	$(4,291)	$13,093	$(3,636)
Software	5 years	849	(431)	657	(329)
Other	19 years	1,996	(932)	1,556	(864)
Indefinite-Lived Intangible Assets:
Trade names	N/A	2,857		3,059
FCC licenses	N/A	651		651
Total		$19,460	$(5,654)	$19,016	$(4,829)

161	Comcast 2015 Annual Report on Form 10-K

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

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
2016	$812
2017	$789
2018	$776
2019	$777
2020	$781

Finite-lived intangible assets are subject to amortization and consist primarily of customer relationships acquired in business combinations, intellectual property rights and software. Our finite-lived intangible assets are amortized primarily on a straight-line basis over their estimated useful life or the term of the associated agreement.

We capitalize direct development costs associated with internal-use software, including external direct costs of material and services and payroll costs for employees devoting time to these software projects. We also capitalize costs associated with the purchase of software licenses. We include these costs in intangible assets and generally amortize them on a straight-line basis over a period not to exceed five years. We expense maintenance and training costs, as well as costs incurred during the preliminary stage of a project, as they are incurred. We capitalize initial operating system software costs and amortize them over the life of the associated hardware.

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

Comcast 2015 Annual Report on Form 10-K	162

NBCUniversal Media, LLC

Note 10: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2015		2015	2014
Term loans	2.74%		$3,259	$—
Senior notes with maturities of 5 years or less, at face value	4.39%		3,000	2,000
Senior notes with maturities between 5 and 10 years, at face value	3.88%		3,000	5,000
Senior notes with maturities greater than 10 years, at face value	5.62%		3,200	3,200
Other, including capital lease obligations	—		47	44
Debt issuance costs, premiums, discounts and fair value adjustments for hedged positions, net	—		(12)	(7)
Total debt	4.12	%(a)	12,494	10,237
Less: Current portion			1,163	1,023
Long-term debt			$11,331	$9,214

(a)	Includes the effects of our derivative financial instruments.

As of December 31, 2015 and 2014, our debt, excluding the note payable to Comcast, had an estimated fair value of $13.4 billion and $11.5 billion, respectively. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Principal Maturities

(in millions)	Weighted-Average Interest Rate as of December 31, 2015
2016	2.87%	$1,163
2017	3.45%	$120
2018	2.79%	$127
2019	3.05%	$226
2020	3.77%	$4,657
Thereafter	4.78%	$6,213

Term Loans

As a result of the Universal Studios Japan transaction, we consolidated ¥400 billion of term loans having a final maturity of November 2020. In accordance with acquisition accounting, these debt securities were recorded at fair value as of the acquisition date. These term loans contain financial and operating covenants and are secured by the assets of Universal Studios Japan and the equity interests of the investors. We do not guarantee these term loans and they are otherwise nonrecourse to us.

Debt Repayments

In April 2015, we repaid at maturity $1 billion aggregate principal amount of 3.65% senior notes due 2015.

Cross-Guarantee Structure

We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) fully and unconditionally guarantee each other’s debt securities. As of December 31, 2015, we guaranteed $35.1 bil-

163	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

lion of outstanding debt securities of Comcast and CCCL Parent. We also fully and unconditionally guarantee the Comcast revolving credit facility, of which no amounts were outstanding as of December 31, 2015.

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

Our financial instruments that are accounted for at fair value on a recurring basis were not material for all periods presented.

As a result of the acquisition of the Universal Orlando theme park in 2011, we assumed a contractual obligation that involves an interest held by a third party in the revenue of certain theme parks. The arrangement provides the counterparty with the right to periodic payments associated with current period revenue and, beginning in 2017, the option to require us to purchase the interest for cash in an amount based on a contractually specified formula. The arrangement was recognized at fair value at the time of the acquisition and the fair value has been adjusted periodically since the acquisition with the expectation that the arrangement would be settled in 2017, or shortly thereafter. It has a current carrying value of $1.1 billion and adjustments to fair value, as well as the periodic payments, have been presented in other income (expense), net in our consolidated statement of income.

As a result of the continuing process of obtaining additional information and revising estimates, including in 2015 the estimated impact on the arrangement of the Universal Studios Japan transaction and the planned development of a theme park in China, we no longer expect the settlement of the arrangement in 2017, or shortly thereafter. Accordingly, in the fourth quarter of 2015, we concluded that we should no longer adjust the arrangement to fair value and it is no longer presented in the recurring fair value measurements table. We also concluded that the amounts that are payable based on current period revenue should be presented in other operating and administrative expenses. We believe these changes are preferable because they better reflect the economic substance of the arrangement as a revenue participation similar to those that exist in our film and television agreements. The change in our method of accounting coupled with the change in likelihood of the settlement result in the method being applied prospectively, similar to a change in estimate. See Note 17 for the treatment of this change in method in our segment reporting presentation.

Nonrecurring Fair Value Measurements

We have assets that are required to be recorded at fair value on a nonrecurring basis when certain circumstances occur. In the case of film, television or stage play production costs, when an event or change in circumstance occurs that may indicate that the fair value of a production is less than its unamortized costs, we determine the fair value of the production and record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The estimated fair value of a production is based on Level 3 inputs that primarily use an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $42 million, $26 million and $167 million were recorded in 2015, 2014 and 2013, respectively.

Comcast 2015 Annual Report on Form 10-K	164

NBCUniversal Media, LLC

Note 12: Postretirement, Pension and Other Employee Benefit Plans

The table below provides condensed information on our postretirement and pension benefit plans.

	2015		2014		2013
Year ended December 31 (in millions)	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits	Postretirement Benefits	Pension Benefits
Benefit obligation	$197	$ 309	$209	$ 581	$158	$ 498
Fair value of plan assets(a)	—	—	—	242	—	220
Plan funded status and recorded benefit obligation	(197)	(309)	(209)	(339)	(158)	(278)
Portion of benefit obligation not yet recognized in benefits expense	(27)	14	(3)	53	(44)	(3)
Benefits expense	15	13	12	14	14	12
Discount rate	4.73%	4.31-4.40%	4.25%	3.75-4.25%	5.25%	4.50-5.25%
Expected return on plan assets	N/A	N/A	N/A	5.00%	N/A	5.00%

(a)	The fair value of the plan assets are primarily based on Level 1 inputs that use quoted market prices for identical financial instruments in an active market.

Postretirement Benefit Plans

We have postretirement medical and life insurance plans that provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before the close of the joint venture transaction in 2011.

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

Pension Plans

We sponsor various qualified and nonqualified defined benefit plans for domestic employees for which future benefits have been frozen since the beginning of 2013, therefore we did not recognize service costs related to our pension plans for the periods presented. The expense we recognize for our defined benefit plans is determined using certain assumptions, including the discount rate and the expected long-term rate of return on plan assets. We recognize the funded or unfunded status of our defined benefit plans as an asset or liability in our consolidated balance sheet and recognize changes in the funded status in the year in which the changes occur in accumulated other comprehensive income (loss). In addition to the defined benefit plans we sponsor, we are also obligated to reimburse GE for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the joint venture transaction.

In September 2015, we settled all of our obligations related to the termination in December 2013 of the NBCUniversal qualified pension plan. In connection with this final settlement, we fully funded the plan with an additional contribution of $20 million and recorded expenses of $27 million in other operating and administrative expenses.

165	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Our consolidated balance sheet also includes the assets and liabilities of certain legacy pension plans, as well as the assets and liabilities for pension plans of certain foreign subsidiaries. As of December 31, 2015 and 2014, the benefit obligations associated with these plans exceeded the fair value of the plan assets by $67 million and $51 million, respectively.

Other Employee Benefits

Deferred Compensation Plans

We maintain unfunded, nonqualified deferred compensation plans for certain members of management (each, a “participant”). The amount of compensation deferred by each participant is based on participant elections. Participants in the plan designate one or more valuation funds, independently established funds or indices that are used to determine the amount of investment gain or loss in the participant’s account.

Additionally, certain of our employees participate in Comcast’s unfunded, nonqualified deferred compensation plan. The amount of compensation deferred by each participant is based on participant elections. Participant accounts are credited with income primarily based on a fixed annual rate.

In the case of both deferred compensation plans, participants are eligible to receive distributions from their account based on elected deferral periods that are consistent with the plans and applicable tax law.

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2015	2014	2013
Benefit obligation	$417	$349	$250
Interest expense	$28	$24	$18

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2015, 2014 and 2013, expenses related to these plans totaled $174 million, $165 million and $152 million, respectively.

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

In 2015, 2014 and 2013, the total contributions we made to multiemployer pension plans were $77 million, $58 million and $59 million, respectively. In 2015, 2014 and 2013, the total contributions we made to multiemployer postretirement and other benefit plans were $119 million, $125 million and $98 million, respectively.

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

Comcast 2015 Annual Report on Form 10-K	166

NBCUniversal Media, LLC

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In 2015, 2014 and 2013, we recorded severance costs of $113 million, $113 million and $116 million, respectively.

Note 13: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2015	2014	2013
Restricted share units	$78	$69	$42
Stock options	10	16	15
Employee stock purchase plans	6	6	5
Total	$94	$91	$62

As of December 31, 2015, we had unrecognized pretax compensation expense of $150 million related to nonvested Comcast restricted share units (“RSUs”) and unrecognized pretax compensation expense of $21 million related to nonvested Comcast stock options that will be recognized over a weighted-average period of approximately 1.8 years and 2.0 years, respectively.

Comcast maintains share-based compensation plans that primarily consist of awards of RSUs and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Awards generally vest over a period of 5 years and in the case of stock options, have a 10 year term. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

The cost associated with Comcast’s share-based compensation is based on an award’s estimated fair value at the date of grant and is recognized over the period in which any related services are provided. RSUs are valued based on the closing price of Comcast common stock on the date of grant and are discounted for the lack of dividends, if any, during the vesting period. Comcast uses the Black-Scholes option pricing model to estimate the fair value of stock option awards. The table below presents the weighted-average fair value on the date of grant of RSUs and stock options awarded under Comcast’s various plans to employees of NBCUniversal and the related weighted-average valuation assumptions.

Year ended December 31	2015	2014	2013
RSUs fair value	$59.37	$48.04	$37.79
Stock options fair value	$11.79	$11.09	$8.86
Stock Option Valuation Assumptions:
Dividend yield	1.7%	1.8%	1.9%
Expected volatility	23.0%	24.0%	25.2%
Risk-free interest rate	1.6%	2.2%	1.3%
Expected option life (in years)	6.0	6.5	7.0

167	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 14: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2015	2014	2013
Foreign
Current income tax expense	$81	$33	$77
Deferred income tax expense	2	(8)	(16)
Withholding tax expense	139	108	123
U.S. domestic tax expense	5	10	22
Income tax expense	$227	$143	$206

We are a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. NBCUniversal and our subsidiaries are not expected to incur any significant current or deferred U.S. domestic income taxes. Our tax liability is comprised primarily of withholding tax on foreign licensing activity and income taxes on foreign earnings. As a result of our tax status, the deferred tax assets and liabilities included in our consolidated balance sheet at December 31, 2015 and 2014 were not material.

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

Uncertain Tax Positions

We retain liabilities for uncertain tax positions where we are the tax filer of record. GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the close of the joint venture transaction, including indemnification of uncertain tax positions for these periods. The liabilities for uncertain tax positions included in our consolidated balance sheet were not material as of December 31, 2015 and 2014.

Various domestic and foreign tax authorities are examining our tax returns through 2014. The majority of the periods under examination relate to tax years 2005 and forward.

Note 15: Supplemental Financial Information

Receivables

December 31 (in millions)	2015	2014
Receivables, gross	$5,949	$5,258
Less: Allowance for returns and customer incentives	469	356
Less: Allowance for doubtful accounts	69	60
Receivables, net	$5,411	$4,842

Comcast 2015 Annual Report on Form 10-K	168

NBCUniversal Media, LLC

In addition to the amounts in the table above, as of December 31, 2015 and 2014, noncurrent receivables of $721 million and $569 million, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2015	2014
Deferred gains (losses) on cash flow hedges	$(1)	$20
Unrecognized gains (losses) on employee benefit obligations	(1)	(61)
Cumulative translation adjustments	(210)	(118)
Accumulated other comprehensive income (loss)	$(212)	$(159)

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2015	2014	2013
Interest	$456	$485	$462
Income taxes	$182	$174	$205

Noncash Investing and Financing Activities

During 2015:

•	we acquired $287 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed the net assets of $252 million related to an acquired business, which was a noncash transaction

•	we assumed liabilities related to the Universal Studios Japan transaction (see Note 4 for additional information)

During 2014:

•	we acquired $148 million of property and equipment and intangible assets that were accrued but unpaid

During 2013:

•	we acquired $306 million of property and equipment and intangible assets that were accrued but unpaid

169	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 16: Commitments and Contingencies

Commitments

We enter into long-term commitments with third parties in the ordinary course of our business, including commitments to acquire film and television programming, creative talent and employment agreements, and various other television-related commitments. Many of our employees, including writers, directors, actors, technical and production personnel, and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2015, the total number of full-time, part-time and hourly employees on our payroll covered by collective bargaining agreements was 7,500 full-time equivalent employees. Of this total, approximately 10% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2016.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space and equipment under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. television rights to the Olympic Games through 2032, Sunday Night Football on NBC through the 2022-23 season, NASCAR on the NBC Sports Network through 2024 and other programming commitments, as well as various contracts with creative talent and employment agreements.

As of December 31, 2015 (in millions)	Programming and Talent Commitments	Operating Leases
2016	$6,391	$177
2017	$3,783	$150
2018	$4,470	$133
2019	$3,280	$126
2020	$4,357	$122
Thereafter	$23,061	$1,018

The table below presents our rental expense charged to operations.

Year ended December 31 (in millions)	2015	2014	2013
Rental expense	$213	$222	$250

Comcast 2015 Annual Report on Form 10-K	170

NBCUniversal Media, LLC

Note 17: Financial Data by Business Segment

We present our operations in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. Our financial data by reportable business segment is presented in the tables below.

(in millions)	Revenue(f)(h)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2015
Cable Networks(a)	$9,628	$3,499	$784	$2,715	$44	$28,093
Broadcast Television(b)	8,530	780	111	669	117	7,871
Filmed Entertainment(a)	7,287	1,234	26	1,208	14	4,255
Theme Parks(c)	3,339	1,464	292	1,172	833	14,027
Headquarters and Other(d)	14	(625)	326	(951)	378	6,898
Eliminations(c)(e)	(336)	6	—	6	—	(454)
Total	$28,462	$6,358	$1,539	$4,819	$1,386	$60,690

(in millions)	Revenue(f)(h)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Assets
2014
Cable Networks(a)(b)	$9,563	$3,589	$748	$2,841	$49	$28,582
Broadcast Television(b)	8,542	734	127	607	76	6,806
Filmed Entertainment(a)	5,008	711	21	690	11	4,185
Theme Parks(c)	2,623	1,096	273	823	671	7,017
Headquarters and Other(d)	13	(613)	326	(939)	414	6,467
Eliminations(c)(e)	(321)	71	—	71	—	(453)
Total	$25,428	$5,588	$1,495	$4,093	$1,221	$52,604

(in millions)	Revenue(f)(h)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
2013
Cable Networks(a)	$9,201	$3,501	$734	$2,767	$67
Broadcast Television	7,120	345	98	247	65
Filmed Entertainment(a)	5,452	483	15	468	9
Theme Parks(c)	2,235	943	300	643	580
Headquarters and Other(d)	31	(588)	264	(852)	439
Eliminations(c)(e)	(389)	48	—	48	—
Total	$23,650	$4,732	$1,411	$3,321	$1,160

(a)

Beginning in 2014, Fandango, our movie ticketing and entertainment business that was previously presented in our Cable Networks segment, is now presented in the Filmed Entertainment segment to reflect the change in our management reporting presentation. Due to immateriality, prior period amounts have not been adjusted.

(b)

The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment. The revenue and operating costs and expenses associated with our broadcast of the 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments.

171	Comcast 2015 Annual Report on Form 10-K

NBCUniversal Media, LLC

(c)

As disclosed in Note 11, we changed our method of accounting for a contractual obligation that involves an interest in the revenue of certain theme parks. As a result of the change, beginning in the fourth quarter of 2015, amounts payable based on current period revenue are presented in operating costs and expenses. Amounts paid through the third quarter of 2015 were included in other income (expense), net in our consolidated statement of income. For segment reporting purposes, we have adjusted periods prior to the fourth quarter of 2015 to reflect management reporting presentation for this expense on a consistent basis for all periods in the Theme Parks segment, which resulted in an offsetting adjustment in Eliminations. Therefore, we have reduced our Theme Parks segment operating income before depreciation and amortization and operating income by $63 million, $72 million and $61 million in 2015, 2014 and 2013, respectively, while corresponding amounts have been reflected in Eliminations to reconcile to consolidated operating income.

(d)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and corporate initiatives.

(e)

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

(h)	We operate primarily in the United States, but also in select international markets primarily in Europe and Asia. The table below summarizes revenue by geographic location.

Year ended December 31 (in millions)	2015	2014	2013
Revenue:
United States	$22,663	$20,995	$18,887
Foreign	$5,799	$4,433	$4,763

Comcast 2015 Annual Report on Form 10-K	172

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and the Company’s internal control over financial reporting as of December 31, 2015, and have issued our report thereon dated February 5, 2016; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 5, 2016

173	Comcast 2015 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media,

LLC New York, New York

We have audited the consolidated financial statements of NBCUniversal Media, LLC and subsidiaries (the “Company”) as of December 31, 2015 and 2014, and for each of the three years in the period ended December 31, 2015, and have issued our report thereon dated February 5, 2016; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 5, 2016

Comcast 2015 Annual Report on Form 10-K	174

Comcast Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

Year ended December 31, 2015, 2014 and 2013

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(a)	Deductions from Reserves(a)	Balance at End of Year
2015
Allowance for doubtful accounts	$205	$166	$145	$226
Allowance for returns and customer incentives	359	1,236	1,122	473
Valuation allowance on deferred tax assets	375	4	37	342
2014
Allowance for doubtful accounts	$221	$162	$178	$205
Allowance for returns and customer incentives	375	932	948	359
Valuation allowance on deferred tax assets	405	33	63	375
2013
Allowance for doubtful accounts	$198	$317	$294	$221
Allowance for returns and customer incentives	307	811	743	375
Valuation allowance on deferred tax assets	355	71	21	405

NBCUniversal Media, LLC

Schedule II– Valuation and Qualifying Accounts

Year ended December 31, 2015, 2014 and 2013

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(a)	Deductions from Reserves(a)	Balance at End of Year
2015
Allowance for doubtful accounts	$60	$27	$18	$69
Allowance for returns and customer incentives	356	1,233	1,120	469
Valuation allowance on deferred tax assets	87	4	20	71
2014
Allowance for doubtful accounts	$65	$11	$16	$60
Allowance for returns and customer incentives	372	930	946	356
Valuation allowance on deferred tax assets	60	33	6	87
2013
Allowance for doubtful accounts	$46	$33	$14	$65
Allowance for returns and customer incentives	307	808	743	372
Valuation allowance on deferred tax assets	73	8	21	60

(a)

Additions and deductions related to allowance for returns and customer incentives include amounts for distribution on behalf of third parties. Additions and deductions related to allowance for returns and customer incentives for the year ended December 31, 2013 also reflect corrections to change amounts that were previously recorded net.

175	Comcast 2015 Annual Report on Form 10-K