Form 10-Q
period 2016-03-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2016-04-27
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2016

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

As of March 31, 2016, there were 2,417,751,218 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

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

This Quarterly Report on Form 10-Q is for the three months ended March 31, 2016. This Quarterly Report modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by alternative methods for viewing content may adversely affect our businesses and challenge existing business models

•	a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses

•	our businesses depend on keeping pace with technological developments

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our businesses

•	programming expenses for our video services are increasing, which could adversely affect our Cable Communications segment’s video business

•

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

•	we may be unable to obtain necessary hardware, software and operational support

•	weak economic conditions may have a negative impact on our businesses

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$5,628	$2,295
Receivables, net	6,375	6,896
Programming rights	1,390	1,213
Other current assets	1,787	1,899
Total current assets	15,180	12,303
Film and television costs	5,768	5,855
Investments	3,638	3,224
Property and equipment, net of accumulated depreciation of $48,611 and $48,100	34,122	33,665
Franchise rights	59,364	59,364
Goodwill	33,458	32,945
Other intangible assets, net of accumulated amortization of $10,085 and $9,868	16,832	16,946
Other noncurrent assets, net	2,237	2,272
Total assets	$170,599	$166,574
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,333	$6,215
Accrued participations and residuals	1,510	1,572
Deferred revenue	1,393	1,302
Accrued expenses and other current liabilities	5,729	5,462
Current portion of long-term debt	4,119	3,627
Total current liabilities	19,084	18,178
Long-term debt, less current portion	51,515	48,994
Deferred income taxes	33,821	33,566
Other noncurrent liabilities	10,431	10,637
Commitments and contingencies (Note 11)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,236	1,221
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,854,146,732 and 2,869,349,502; outstanding, 2,417,751,218 and 2,432,953,988	29	29
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,464	38,518
Retained earnings	21,750	21,413
Treasury stock, 436,395,514 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	(84)	(174)
Total Comcast Corporation shareholders’ equity	52,642	52,269
Noncontrolling interests	1,870	1,709
Total equity	54,512	53,978
Total liabilities and equity	$170,599	$166,574

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2016	2015
Revenue	$18,790	$17,853
Costs and Expenses:
Programming and production	5,431	5,463
Other operating and administrative	5,525	5,074
Advertising, marketing and promotion	1,467	1,360
Depreciation	1,785	1,634
Amortization	493	432
	14,701	13,963
Operating income	4,089	3,890
Other Income (Expense):
Interest expense	(703)	(656)
Investment income (loss), net	30	33
Equity in net income (losses) of investees, net	(11)	33
Other income (expense), net	130	102
	(554)	(488)
Income before income taxes	3,535	3,402
Income tax expense	(1,311)	(1,261)
Net income	2,224	2,141
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(90)	(82)
Net income attributable to Comcast Corporation	$2,134	$2,059

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.88	$0.82
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.87	$0.81
Dividends declared per common share	$0.275	$0.25

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2016	2015
Net income	$2,224	$2,141
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(1) and $—	2	—
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $18 and $23	(31)	(39)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $1 and $—	(1)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(10) and $(22)	17	37
Employee benefit obligations, net of deferred taxes of $(2) and $—	2	—
Currency translation adjustments, net of deferred taxes of $(58) and $23	238	(55)
Comprehensive income	2,451	2,084
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(90)	(82)
Other comprehensive (income) loss attributable to noncontrolling interests	(137)	15
Comprehensive income attributable to Comcast Corporation	$2,224	$2,017

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2016	2015
Net cash provided by operating activities	$5,110	$5,245
Investing Activities
Capital expenditures	(1,885)	(1,726)
Cash paid for intangible assets	(378)	(273)
Acquisitions and construction of real estate properties	(140)	(24)
Acquisitions, net of cash acquired	(24)	—
Proceeds from sales of businesses and investments	110	180
Purchases of investments	(448)	(32)
Other	56	181
Net cash provided by (used in) investing activities	(2,709)	(1,694)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(538)	(150)
Proceeds from borrowings	3,323	—
Repurchases and repayments of debt	(48)	(909)
Repurchases and retirements of common stock	(1,249)	(2,000)
Dividends paid	(611)	(572)
Issuances of common stock	12	28
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(77)	(62)
Other	120	141
Net cash provided by (used in) financing activities	932	(3,524)
Increase (decrease) in cash and cash equivalents	3,333	27
Cash and cash equivalents, beginning of period	2,295	3,910
Cash and cash equivalents, end of period	$5,628	$3,937

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2014	$1,066	$25	$5	$—	$38,805	$21,539	$(7,517)	$(146)	$357	$53,068
Stock compensation plans					232	(189)				43
Repurchases and retirements of common stock					(407)	(1,593)				(2,000)
Employee stock purchase plans					30					30
Dividends declared						(630)				(630)
Other comprehensive income (loss)								(42)	(15)	(57)
Contributions from (distributions to) noncontrolling interests, net									(34)	(34)
Other	7								(24)	(24)
Net income (loss)	26					2,059			56	2,115
Balance, March 31, 2015	$1,099	$25	$5	$—	$38,660	$21,186	$(7,517)	$(188)	$340	$52,511
Balance, December 31, 2015	$1,221	$29	$—	$—	$38,518	$21,413	$(7,517)	$(174)	$1,709	$53,978
Stock compensation plans					176	(137)				39
Repurchases and retirements of common stock					(259)	(990)				(1,249)
Employee stock purchase plans					33					33
Dividends declared						(670)				(670)
Other comprehensive income (loss)								90	137	227
Contributions from (distributions to) noncontrolling interests, net	(5)								(36)	(36)
Other	(10)				(4)					(4)
Net income (loss)	30					2,134			60	2,194
Balance, March 31, 2016	$1,236	$29	$—	$—	$38,464	$21,750	$(7,517)	$(84)	$1,870	$54,512

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2016.

Note 2: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue and by reducing the number of standards to which an entity has to refer. The updated accounting guidance is effective for us as of January 1, 2018. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Consolidations

In February 2015, the FASB updated the accounting guidance related to consolidation under the variable interest entity (“VIE”) and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for VIEs, limited partnerships and similar legal entities. We have adopted this guidance as of January 1, 2016 and it did not have a material impact on our consolidated financial statements.

Financial Assets and Financial Liabilities

In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings when the guidance is adopted with certain exceptions. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

Comcast Corporation

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease do not significantly change from previous guidance. For a lessor, the accounting applied is also largely unchanged from previous guidance. The updated guidance is effective for us as of January 1, 2019 and early adoption is permitted. The updated accounting guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

Share-Based Compensation

In March 2016, the FASB updated the accounting guidance that affects several aspects of the accounting for share-based compensation. The most significant change for us relates to the presentation of the income and withholding tax consequences of share-based compensation in our consolidated financial statements. Among the changes, the updated guidance requires that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the statement of income be recognized as income tax benefit or expense in the statement of income rather than as additional paid-in capital in the balance sheet. The guidance also states that excess income tax benefits should not be presented separately from other income taxes in the statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. In addition, the updated guidance requires when an employer withholds shares upon exercise of options or the vesting of restricted stock for the purpose of meeting withholding tax requirements, that the cash paid for withholding taxes be classified as a financing activity. We currently record these amounts within operating activities.

The updated guidance is effective for us as of January 1, 2017 and early adoption is permitted. The updated guidance provides companies with alternative methods of adoption, with certain items that are allowed to be applied retrospectively and certain other items that are only to be applied prospectively in the period of adoption. We are currently in the process of determining our method of adoption of this updated accounting guidance.

If we had adopted all provisions of the updated guidance as of January 1, 2016, it would have increased net income attributable to Comcast by $111 million and it would have increased net cash provided by operating activities and decreased net cash provided by (used in) financing activities each by $289 million for the three months ended March 31, 2016. The most significant impact of implementing the new guidance will occur in the first quarter of each year as a result of the vesting of restricted stock awards, which primarily occurs in March.

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended March 31
	2016			2015
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,134	2,434	$0.88	$2,059	2,520	$0.82
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		28			36
Diluted EPS attributable to Comcast Corporation shareholders	$2,134	2,462	$0.87	$2,059	2,556	$0.81

Comcast Corporation

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three months ended March 31, 2016 and 2015.

Note 4: Significant Transactions

Universal Studios Japan

On November 13, 2015, NBCUniversal acquired a 51% economic interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”) for $1.5 billion. The acquisition was funded through cash on hand and borrowings under our commercial paper program.

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

Preliminary Allocation of Purchase Price

Due to the limited amount of time since the date of acquisition, the assets and liabilities of Universal Studios Japan were recorded at their historical carrying value. We will adjust these amounts to fair value as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date. The 49% noncontrolling interest in Universal Studios Japan is recorded in the equity section of our consolidated financial statements and has been recorded based on the total value of Universal Studios Japan implied in the transaction. For purposes of this preliminary allocation, the excess of the total value implied in the transaction over the historical carrying value has been recorded as goodwill.

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$642
Intangible assets	57
Working capital	(32)
Debt	(3,271)
Other noncurrent assets and liabilities	162
Identifiable net assets (liabilities) acquired	(2,442)
Noncontrolling interest	(1,440)
Goodwill	5,381
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue and net income attributable to Comcast Corporation for the three months ended March 31, 2016 included $293 million and $18 million, respectively, from the acquisition of Universal Studios Japan.

Comcast Corporation

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

(in millions, except per share amounts)	Three Months Ended March 31, 2015
Revenue	$18,137
Net income	$2,191
Net income attributable to Comcast Corporation	$2,084
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.83
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.82

Note 5: Film and Television Costs

(in millions)	March 31, 2016	December 31, 2015
Film Costs:
Released, less amortization	$1,238	$1,275
Completed, not released	188	226
In production and in development	1,003	907
	2,429	2,408
Television Costs:
Released, less amortization	1,633	1,573
In production and in development	617	737
	2,250	2,310
Programming rights, less amortization	2,479	2,350
	7,158	7,068
Less: Current portion of programming rights	1,390	1,213
Film and television costs	$5,768	$5,855

Note 6: Investments

(in millions)	March 31, 2016	December 31, 2015
Fair Value Method	$165	$167
Equity Method:
Atairos	389	—
Hulu	159	184
Other	529	494
	1,077	678
Cost Method:
AirTouch	1,587	1,583
Other	884	902
	2,471	2,485
Total investments	3,713	3,330
Less: Current investments	75	106
Noncurrent investments	$3,638	$3,224

Comcast Corporation

Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2016	2015
Gains on sales and exchanges of investments, net	$2	$—
Investment impairment losses	(20)	(15)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	—	42
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	—	(38)
Interest and dividend income	29	28
Other, net	19	16
Investment income (loss), net	$30	$33

Equity Method

The Weather Channel

On January 29, 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net.

Atairos

In 2015, we entered into an agreement to establish Atairos Group, Inc. (“Atairos”), a strategic company focused on investing in and operating companies in a range of industries and business sectors, both domestically and internationally. The agreement became effective as of January 1, 2016. Atairos has a term of up to 12 years and is controlled by management companies led by our former CFO through interests that carry all of the voting rights. We are the only investor other than our former CFO and the other management company employees. We have committed to fund up to $4 billion in the aggregate at any one time in Atairos, subject to certain offsets, and $40 million annually to fund a management fee, subject to certain adjustments, while the management company investors have committed to fund up to $100 million (with at least $40 million to be funded by our former CFO, subject to his continued role with Atairos). Our economic interests do not carry voting rights and obligate us to absorb approximately 99% of any losses and provide us the right to receive approximately 86.5% of any residual returns in Atairos, in either case on a cumulative basis.

We have concluded that Atairos is a VIE, that we do not have the power to direct the activities that most significantly impact the economic performance of Atairos as we have no voting rights and only certain consent rights, and that we are not related parties with our former CFO or the management companies. We therefore do not consolidate Atairos and account for this investment as an equity method investment. There are no other liquidity arrangements, guarantees, or other financial commitments between Comcast and Atairos, and therefore our maximum risk of financial loss is our investment balance and remaining unfunded capital commitment.

For the three months ended March 31, 2016, we provided capital contributions totaling $404 million to Atairos.

Hulu

For the three months ended March 31, 2016 and 2015, we recognized our proportionate share of losses of $25 million and $11 million, respectively, related to our investment in Hulu.

Comcast Corporation

Cost Method

AirTouch

We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of March 31, 2016, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Long-Term Debt

As of March 31, 2016, our debt had a carrying value of $55.6 billion and an estimated fair value of $63.4 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings and Repayments

In February and March 2016, we issued $1.1 billion aggregate principal amount of 2.75% senior notes due 2023 and $2.2 billion aggregate principal amount of 3.15% senior notes due 2026. We intend to use the proceeds from these offerings for working capital and general corporate purposes, which may include the repayment of debt.

In April 2016, we repaid at maturity $1 billion aggregate principal amount of 2.875% senior notes due 2016 and $700 million aggregate principal amount of NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) senior notes due 2016.

Revolving Credit Facilities

As of March 31, 2016, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.9 billion, which included $900 million available under NBCUniversal Enterprise’s revolving credit facility.

Commercial Paper Programs

As of March 31, 2016, NBCUniversal Enterprise had $450 million face amount of commercial paper outstanding.

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

Recurring Fair Value Measurements

	Fair Value as of
	March 31, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$15	$—	$—	$15	$22
Available-for-sale securities	—	124	6	130	133
Interest rate swap agreements	—	63	—	63	53
Other	—	15	20	35	17
Total	$15	$202	$26	$243	$225

Liabilities
Other	$—	$142	$—	$142	$91
Total	$—	$142	$—	$142	$91

Fair Value of Redeemable Subsidiary Preferred Stock

As of March 31, 2016, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $757 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 9: Share-Based Compensation

Our share-based compensation plans primarily consist of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast Class A common stock at a discount through payroll deductions.

In March 2016, we granted 5.9 million RSUs and 20.7 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $59.50 per RSU and $11.45 per stock option.

Comcast Corporation

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2016	2015
Restricted share units	$70	$58
Stock options	37	35
Employee stock purchase plans	8	8
Total	$115	$101

As of March 31, 2016, we had unrecognized pretax compensation expense of $903 million and $496 million related to nonvested RSUs and nonvested stock options, respectively.

Note 10: Supplemental Financial Information

Receivables

(in millions)	March 31, 2016	December 31, 2015
Receivables, gross	$6,952	$7,595
Less: Allowance for returns and customer incentives	359	473
Less: Allowance for doubtful accounts	218	226
Receivables, net	$6,375	$6,896

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2016	March 31, 2015
Unrealized gains (losses) on marketable securities	$2	$1
Deferred gains (losses) on cash flow hedges	(60)	(6)
Unrecognized gains (losses) on employee benefit obligations	8	(68)
Cumulative translation adjustments	(34)	(115)
Accumulated other comprehensive income (loss), net of deferred taxes	$(84)	$(188)

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2016	2015
Net income	$2,224	$2,141
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,278	2,066
Share-based compensation	153	135
Noncash interest expense (income), net	55	51
Equity in net (income) losses of investees, net	11	(33)
Cash received from investees	16	22
Net (gain) loss on investment activity and other	(126)	(121)
Deferred income taxes	217	(119)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	562	119
Film and television costs, net	(80)	(38)
Accounts payable and accrued expenses related to trade creditors	12	372
Other operating assets and liabilities	(212)	650
Net cash provided by operating activities	$5,110	$5,245

Comcast Corporation

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2016	2015
Interest	$723	$691
Income taxes	$190	$118

Noncash Investing and Financing Activities

During the three months ended March 31, 2016:

•	we acquired $1.1 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $670 million for a quarterly cash dividend of $0.275 per common share to be paid in April 2016

Note 11: Commitments and Contingencies

Split-Dollar Life Insurance Agreements

As previously disclosed, in connection with the passing of our founder, Ralph J. Roberts, we made a lump sum payment in April 2016 to settle all of the benefit obligation liabilities related to split-dollar life insurance agreements with him. In connection with this settlement, in the second quarter of 2016 we will record an operating expense of $116 million and will eliminate substantially all of our liabilities related to split-dollar agreements, which are disclosed in Note 12 of our consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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

Note 12: Financial Data by Business Segment

We present our operations in five reportable business segments:

•

Cable Communications: Consists of the operations of Comcast Cable, which is one of the nation’s largest providers of video, high-speed Internet and voice services to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising.

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television studio production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, and our broadcast television studio production operations.

Comcast Corporation

•	Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan.

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2016
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$12,204	$4,889	$1,843	$3,046	$1,576
NBCUniversal
Cable Networks	2,453	956	190	766	1
Broadcast Television	2,084	284	32	252	19
Filmed Entertainment	1,383	167	8	159	3
Theme Parks(d)	1,026	375	98	277	200
Headquarters and Other(e)	3	(160)	86	(246)	72
Eliminations(f)	(88)	—	—	—	—
NBCUniversal	6,861	1,622	414	1,208	295
Corporate and Other(b)	199	(154)	21	(175)	14
Eliminations(d)(f)	(474)	10	—	10	—
Comcast Consolidated	$18,790	$6,367	$2,278	$4,089	$1,885

	Three Months Ended March 31, 2015
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$11,441	$4,658	$1,680	$2,978	$1,446
NBCUniversal
Cable Networks	2,359	898	184	714	6
Broadcast Television(c)	2,248	182	29	153	11
Filmed Entertainment	1,446	293	5	288	1
Theme Parks(d)	651	244	66	178	162
Headquarters and Other(e)	4	(140)	80	(220)	88
Eliminations(f)	(104)	(2)	—	(2)	—
NBCUniversal	6,604	1,475	364	1,111	268
Corporate and Other(b)	193	(209)	22	(231)	12
Eliminations(d)(f)	(385)	32	—	32	—
Comcast Consolidated	$17,853	$5,956	$2,066	$3,890	$1,726

Comcast Corporation

(a)	For the three months ended March 31, 2016 and 2015, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended March 31
	2016	2015
Residential:
Video	45.4%	46.6%
High-speed Internet	26.8%	26.6%
Voice	7.3%	7.9%
Business services	10.7%	9.8%
Advertising	4.6%	4.4%
Other	5.2%	4.7%
Total	100.0%	100.0%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For the three months ended March 31, 2016 and 2015, 2.9% and 2.8%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)

Beginning in the first quarter of 2016, certain operations and businesses, including several strategic business initiatives, that were previously presented in Corporate and Other are now presented in our Cable Communications segment to reflect a change in our management reporting presentation. For segment reporting purposes, we have adjusted all periods presented to reflect this change.

(c)	The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

(d)

Beginning in the fourth quarter of 2015, we changed our method of accounting for a contractual obligation that involves an interest in the revenue of certain theme parks. As a result of the change, amounts payable based on current period revenue are presented in operating costs and expenses. Amounts paid through the third quarter of 2015 were included in other income (expense), net in our consolidated statement of income. For segment reporting purposes, we have adjusted periods prior to the fourth quarter of 2015 to reflect management reporting presentation for this expense on a consistent basis for all periods in the Theme Parks segment and total NBCUniversal, which resulted in a corresponding offsetting adjustment in Eliminations to reconcile to consolidated totals.

(e)	NBCUniversal Headquarters and Other activities include costs associated with overhead, personnel costs and headquarter initiatives.

(f)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Filmed Entertainment and Broadcast Television segments generate revenue by licensing content to our Cable Networks segment

(g)	No single customer accounted for a significant amount of revenue in any period.

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

Comcast Corporation

Note 13: Condensed Consolidating Financial Information

Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”), and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt securities. In addition, the Comcast and Comcast Cable Communications, LLC $6.25 billion revolving credit facility due 2017 (the “Comcast revolving credit facility”) and the Comcast commercial paper program are also fully and unconditionally guaranteed by NBCUniversal. The Comcast commercial paper program is supported by the Comcast revolving credit facility.

Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $4 billion senior notes, as well as the NBCUniversal Enterprise revolving credit facility and the associated commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, credit facility or commercial paper program.

Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029 or the $3.5 billion of Universal Studios Japan term loans.

Comcast Corporation

Condensed Consolidating Balance Sheet

March 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$178	$5,450	$—	$5,628
Receivables, net	—	—	—	—	6,375	—	6,375
Programming rights	—	—	—	—	1,390	—	1,390
Other current assets	74	—	—	24	1,689	—	1,787
Total current assets	74	—	—	202	14,904	—	15,180
Film and television costs	—	—	—	—	5,768	—	5,768
Investments	41	—	—	442	3,155	—	3,638
Investments in and amounts due from subsidiaries eliminated upon consolidation	90,281	113,635	121,305	43,623	110,013	(478,857)	—
Property and equipment, net	211	—	—	—	33,911	—	34,122
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	33,458	—	33,458
Other intangible assets, net	11	—	—	—	16,821	—	16,832
Other noncurrent assets, net	1,258	147	—	83	2,059	(1,310)	2,237
Total assets	$91,876	$113,782	$121,305	$44,350	$279,453	$(480,167)	$170,599

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$27	$—	$—	$—	$6,306	$—	$6,333
Accrued participations and residuals	—	—	—	—	1,510	—	1,510
Accrued expenses and other current liabilities	1,795	335	405	371	4,216	—	7,122
Current portion of long-term debt	1,749	—	—	1,004	1,366	—	4,119
Total current liabilities	3,571	335	405	1,375	13,398	—	19,084
Long-term debt, less current portion	33,406	131	2,650	8,208	7,120	—	51,515
Deferred income taxes	—	624	—	68	34,293	(1,164)	33,821
Other noncurrent liabilities	2,257	—	—	1,125	7,195	(146)	10,431
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,236	—	1,236
Equity:
Common stock	29	—	—	—	—	—	29
Other shareholders’ equity	52,613	112,692	118,250	33,574	214,341	(478,857)	52,613
Total Comcast Corporation shareholders’ equity	52,642	112,692	118,250	33,574	214,341	(478,857)	52,642
Noncontrolling interests	—	—	—	—	1,870	—	1,870
Total equity	52,642	112,692	118,250	33,574	216,211	(478,857)	54,512
Total liabilities and equity	$91,876	$113,782	$121,305	$44,350	$279,453	$(480,167)	$170,599

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$414	$1,881	$—	$2,295
Receivables, net	—	—	—	—	6,896	—	6,896
Programming rights	—	—	—	—	1,213	—	1,213
Other current assets	69	—	—	17	1,813	—	1,899
Total current assets	69	—	—	431	11,803	—	12,303
Film and television costs	—	—	—	—	5,855	—	5,855
Investments	33	—	—	430	2,761	—	3,224
Investments in and amounts due from subsidiaries eliminated upon consolidation	87,142	111,241	119,354	42,441	109,598	(469,776)	—
Property and equipment, net	210	—	—	—	33,455	—	33,665
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	32,945	—	32,945
Other intangible assets, net	12	—	—	—	16,934	—	16,946
Other noncurrent assets, net	1,301	147	—	78	2,114	(1,368)	2,272
Total assets	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,199	$—	$6,215
Accrued participations and residuals	—	—	—	—	1,572	—	1,572
Accrued expenses and other current liabilities	1,789	335	290	389	3,961	—	6,764
Current portion of long-term debt	1,149	—	—	1,005	1,473	—	3,627
Total current liabilities	2,954	335	290	1,394	13,205	—	18,178
Long-term debt, less current portion	31,106	130	2,650	8,211	6,897	—	48,994
Deferred income taxes	—	624	—	66	34,098	(1,222)	33,566
Other noncurrent liabilities	2,438	—	—	1,087	7,258	(146)	10,637
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,221	—	1,221
Equity:
Common stock	29	—	—	—	—	—	29
Other shareholders’ equity	52,240	110,299	116,414	32,622	210,441	(469,776)	52,240
Total Comcast Corporation shareholders’ equity	52,269	110,299	116,414	32,622	210,441	(469,776)	52,269
Noncontrolling interests	—	—	—	—	1,709	—	1,709
Total equity	52,269	110,299	116,414	32,622	212,150	(469,776)	53,978
Total liabilities and equity	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$18,790	$—	$18,790
Management fee revenue	259	—	254	—	—	(513)	—
	259	—	254	—	18,790	(513)	18,790
Costs and Expenses:
Programming and production	—	—	—	—	5,431	—	5,431
Other operating and administrative	156	—	254	295	5,333	(513)	5,525
Advertising, marketing and promotion	—	—	—	—	1,467	—	1,467
Depreciation	8	—	—	—	1,777	—	1,785
Amortization	1	—	—	—	492	—	493
	165	—	254	295	14,500	(513)	14,701
Operating income (loss)	94	—	—	(295)	4,290	—	4,089
Other Income (Expense):
Interest expense	(451)	(3)	(59)	(117)	(73)	—	(703)
Investment income (loss), net	—	—	—	(2)	32	—	30
Equity in net income (losses) of investees, net	2,366	2,264	2,114	1,297	991	(9,043)	(11)
Other income (expense), net	—	—	—	124	6	—	130
	1,915	2,261	2,055	1,302	956	(9,043)	(554)
Income (loss) before income taxes	2,009	2,261	2,055	1,007	5,246	(9,043)	3,535
Income tax (expense) benefit	125	1	21	(5)	(1,453)	—	(1,311)
Net income (loss)	2,134	2,262	2,076	1,002	3,793	(9,043)	2,224
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(90)	—	(90)
Net income (loss) attributable to Comcast Corporation	$2,134	$2,262	$2,076	$1,002	$3,703	$(9,043)	$2,134
Comprehensive income (loss) attributable to Comcast Corporation	$2,224	$2,306	$2,078	$1,146	$3,705	$(9,235)	$2,224

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended March 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$17,853	$—	$17,853
Management fee revenue	244	—	237	—	—	(481)	—
	244	—	237	—	17,853	(481)	17,853
Costs and Expenses:
Programming and production	—	—	—	—	5,463	—	5,463
Other operating and administrative	226	—	237	237	4,855	(481)	5,074
Advertising, marketing and promotion	—	—	—	—	1,360	—	1,360
Depreciation	8	—	—	—	1,626	—	1,634
Amortization	1	—	—	—	431	—	432
	235	—	237	237	13,735	(481)	13,963
Operating income (loss)	9	—	—	(237)	4,118	—	3,890
Other Income (Expense):
Interest expense	(410)	(3)	(73)	(120)	(50)	—	(656)
Investment income (loss), net	1	2	—	(6)	36	—	33
Equity in net income (losses) of investees, net	2,322	2,226	1,992	1,231	885	(8,623)	33
Other income (expense), net	(5)	—	—	(11)	118	—	102
	1,908	2,225	1,919	1,094	989	(8,623)	(488)
Income (loss) before income taxes	1,917	2,225	1,919	857	5,107	(8,623)	3,402
Income tax (expense) benefit	142	—	25	(5)	(1,423)	—	(1,261)
Net income (loss)	2,059	2,225	1,944	852	3,684	(8,623)	2,141
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(82)	—	(82)
Net income (loss) attributable to Comcast Corporation	$2,059	$2,225	$1,944	$852	$3,602	$(8,623)	$2,059
Comprehensive income (loss) attributable to Comcast Corporation	$2,017	$2,209	$1,942	$801	$3,601	$(8,553)	$2,017

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(490)	$—	$78	$(391)	$5,913	$—	$5,110
Investing Activities
Net transactions with affiliates	(679)	—	(78)	63	694	—	—
Capital expenditures	(3)	—	—	—	(1,882)	—	(1,885)
Cash paid for intangible assets	—	—	—	—	(378)	—	(378)
Acquisitions and construction of real estate properties	—	—	—	—	(140)	—	(140)
Acquisitions, net of cash acquired	—	—	—	—	(24)	—	(24)
Proceeds from sales of businesses and investments	—	—	—	101	9	—	110
Purchases of investments	(7)	—	—	—	(441)	—	(448)
Other	7	—	—	(5)	54	—	56
Net cash provided by (used in) investing activities	(682)	—	(78)	159	(2,108)	—	(2,709)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(400)	—	—	—	(138)	—	(538)
Proceeds from borrowings	3,323	—	—	—	—	—	3,323
Repurchases and repayments of debt	—	—	—	(4)	(44)	—	(48)
Repurchases and retirements of common stock	(1,249)	—	—	—	—	—	(1,249)
Dividends paid	(611)	—	—	—	—	—	(611)
Issuances of common stock	12	—	—	—	—	—	12
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(77)	—	(77)
Other	97	—	—	—	23	—	120
Net cash provided by (used in) financing activities	1,172	—	—	(4)	(236)	—	932
Increase (decrease) in cash and cash equivalents	—	—	—	(236)	3,569	—	3,333
Cash and cash equivalents, beginning of period	—	—	—	414	1,881	—	2,295
Cash and cash equivalents, end of period	$—	$—	$—	$178	$5,450	$—	$5,628

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Three Months Ended March 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(294)	$(1)	$34	$(361)	$5,867	$—	$5,245
Investing Activities
Net transactions with affiliates	3,609	1	(34)	321	(3,897)	—	—
Capital expenditures	(6)	—	—	—	(1,720)	—	(1,726)
Cash paid for intangible assets	—	—	—	—	(273)	—	(273)
Acquisitions and construction of real estate properties	—	—	—	—	(24)	—	(24)
Proceeds from sales of businesses and investments	—	—	—	—	180	—	180
Purchases of investments	—	—	—	—	(32)	—	(32)
Other	—	—	—	(5)	186	—	181
Net cash provided by (used in) investing activities	3,603	1	(34)	316	(5,580)	—	(1,694)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	(150)	—	(150)
Proceeds from borrowings	—	—	—	—	—	—	—
Repurchases and repayments of debt	(900)	—	—	(1)	(8)	—	(909)
Repurchases and retirements of common stock	(2,000)	—	—	—	—	—	(2,000)
Dividends paid	(572)	—	—	—	—	—	(572)
Issuances of common stock	28	—	—	—	—	—	28
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(62)	—	(62)
Other	135	—	—	—	6	—	141
Net cash provided by (used in) financing activities	(3,309)	—	—	(1)	(214)	—	(3,524)
Increase (decrease) in cash and cash equivalents	—	—	—	(46)	73	—	27
Cash and cash equivalents, beginning of period	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of period	$—	$—	$—	$339	$3,598	$—	$3,937

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

Cable Communications Segment

Comcast Cable is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these and other services to business customers. As of March 31, 2016, our cable systems had 28.0 million total customer relationships; served 22.4 million video customers, 23.8 million high-speed Internet customers and 11.6 million voice customers; and passed more than 55 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers subscribing to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the three months ended March 31, 2016, our Cable Communications segment generated 65% of our consolidated revenue and 77% of our operating income before depreciation and amortization.

NBCUniversal Segments

NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, and owns and operates theme parks worldwide.

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks, which provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, various international cable networks, our cable television studio production operations, and related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising units on our cable networks and related digital media properties, from the licensing of our owned programming to cable and broadcast networks and subscription video on demand services, and from the sale of our owned programming through digital distributors such as iTunes. Our Cable Networks segment also generates revenue from the production of programming for third-party networks and subscription video on demand services.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising units on our broadcast networks, owned local television stations and related digital media properties, from the licensing of our owned programming to various distribution platforms, including to cable and broadcast networks as well as to subscription video on demand services, from fees received under retransmission consent agreements, and from the sale of our owned programming on standard-definition video discs and Blu-ray discs (together, “DVDs”) and in digital formats.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names. Our Filmed Entertainment segment generates revenue primarily from the worldwide theatrical release of our owned and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on DVDs and in digital formats. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. In November 2015, NBCUniversal acquired a 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”). In addition, along with a consortium of Chinese state-owned companies, we are developing a theme park in China. Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our theme parks, as well as from licensing and other fees for intellectual property licenses and other services.

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services, and entertainment, news and information content to consumers.

For additional information on the competition our businesses face, see Item 1A: Risk Factors included in our 2015 Annual Report on Form 10-K and refer to the risk factors within that section entitled “Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by alternative methods for viewing content may adversely affect our businesses and challenge existing business models.”

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

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2016	2015
Revenue	$18,790	$17,853	5.3%
Costs and Expenses:
Programming and production	5,431	5,463	(0.6)
Other operating and administrative	5,525	5,074	8.9
Advertising, marketing and promotion	1,467	1,360	7.8
Depreciation	1,785	1,634	9.2
Amortization	493	432	14.2
Operating income	4,089	3,890	5.1
Other income (expense) items, net	(554)	(488)	13.5
Income before income taxes	3,535	3,402	3.9
Income tax expense	(1,311)	(1,261)	4.0
Net income	2,224	2,141	3.9
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(90)	(82)	10.7
Net income attributable to Comcast Corporation	$2,134	$2,059	3.6%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable Communications, Cable Networks and Theme Parks segments accounted for the increase in consolidated revenue for the three months ended March 31, 2016. The increase in our Theme Parks segment was associated with the acquisition of a 51% interest in Universal Studios Japan in November 2015. The increase in consolidated revenue was partially offset by a decrease in revenue in our Broadcast Television and Filmed Entertainment segments. Consolidated revenue for the three months ended March 31, 2015 includes $376 million of revenue associated with our broadcast of the 2015 Super Bowl in February 2015.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Cable Networks, Filmed Entertainment and Theme Parks segments accounted for substantially all of the increase in consolidated operating costs and expenses for the three months ended March 31, 2016. The increase in our Theme Parks segment was associated with the acquisition of a 51% interest in Universal Studios Japan in November 2015. The increase in consolidated operating costs and expenses was partially offset by lower operating costs and expenses in our Broadcast Television segment, which is primarily due to our broadcast of the 2015 Super Bowl in the prior year period. For the three months ended March 31, 2015, our consolidated operating costs and expenses also include transaction-related costs associated with the Time Warner Cable merger and the divestiture transactions of $99 million.

Operating costs and expenses for our segments is discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Depreciation and Amortization

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2016	2015
Cable Communications	$1,843	$1,680	9.7%
NBCUniversal	414	364	13.6
Corporate and Other	21	22	(4.4)
Comcast Consolidated	$2,278	$2,066	10.2%

Consolidated depreciation and amortization expenses increased for the three months ended March 31, 2016 primarily due to increases in capital expenditures, as well as expenditures for software, in our Cable Communications segment in recent years and the acquisition of a 51% interest in Universal Studios Japan in NBCUniversal’s Theme Parks segment. We continue to invest in customer premise equipment, primarily for our X1 platform, wireless gateways and Cloud DVR technology, and in equipment to increase our network capacity. In addition, because these assets generally have shorter estimated useful lives, our depreciation expenses have increased.

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

We have adjusted prior period segment operating results to reflect certain changes in our management reporting presentation. See Note 12 to Comcast’s condensed consolidated financial statements and Note 10 to NBCUniversal’s condensed consolidated financial statements for additional information on these changes.

Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Residential:
Video	$5,538	$5,331	$207	3.9%
High-speed Internet	3,275	3,044	231	7.6
Voice	896	906	(10)	(1.1)
Business services	1,311	1,116	195	17.5
Advertising	559	499	60	12.1
Other	625	545	80	14.8
Total revenue	12,204	11,441	763	6.7
Operating costs and expenses
Programming	2,891	2,644	247	9.4
Technical and product support	1,530	1,440	90	6.3
Customer service	629	582	47	8.0
Franchise and other regulatory fees	365	334	31	9.4
Advertising, marketing and promotion	837	789	48	6.1
Other	1,063	994	69	6.9
Total operating costs and expenses	7,315	6,783	532	7.8
Operating income before depreciation and amortization	$4,889	$4,658	$231	5.0%

Customer Metrics

	Total Customers		Net Additional Customers
	March 31		Three Months Ended March 31
(in thousands)	2016	2015	2016	2015
Total customer relationships	27,970	27,234	269	199
Single product customers	8,410	8,399	45	(10)
Double product customers	9,346	8,890	125	140
Triple product customers	10,214	9,945	99	69
Video customers	22,400	22,375	53	(8)
High-speed Internet customers	23,767	22,369	438	407
Voice customers	11,577	11,270	102	77
Average monthly total revenue per customer relationship	$146.15	$140.54

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

Cable Communications Segment—Revenue

Video

Video revenue increased 3.9% for the three months ended March 31, 2016 compared to the same period in 2015. The primary contributors to revenue growth were rate adjustments and, to a lesser extent, an increase in the number of residential customers subscribing to additional services such as premium channels and advanced services, which collectively resulted in an increase in revenue of 4.3%. We have in the past, and may in the future, experience declines in the number of residential video customers due to competitive pressures and the impact of rate adjustments.

High-Speed Internet

High-speed Internet revenue increased 7.6% for the three months ended March 31, 2016 compared to the same period in 2015. An increase in the number of residential customers receiving our high-speed Internet service accounted for an increase in revenue of 5.9% for the three months ended March 31, 2016. The remaining increase in revenue for the three months ended March 31, 2016 was primarily due to an increase in the number of customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers continue to choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased 1.1% for the three months ended March 31, 2016 compared to the same period in 2015. While the number of residential customers receiving voice services through our discounted bundled service offerings increased for the three months ended March 31, 2016, revenue was negatively impacted by the allocation of voice revenue for our customers who receive bundled services. The amount allocated to voice revenue in the rate charged for bundled services decreased for the three months ended March 31, 2016 because video and high-speed Internet rates increased while voice rates remained relatively flat.

Business Services

Business services revenue increased 17.5% for the three months ended March 31, 2016 compared to the same period in 2015. The increase was primarily due to an increase in the number of small business customers as well as continued growth in our medium-sized business services, including Ethernet network and advanced voice services. We believe the increase in the number of business customers is primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue increased 12.1% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increases in our national advertising market and political advertising revenue. Excluding political advertising revenue, advertising revenue increased 7.6% for the three months ended March 31, 2016 compared to the same period in 2015.

For the three months ended March 31, 2016 and 2015, 5% and 4%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Other

Other revenue increased 14.8% for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in cable franchise and other regulatory fees and an increase in revenue from our home security and automation services.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increases in programming license fees, including contract renewals, retransmission consent fees, sports programming costs and fees to secure rights for additional programming for our customers across an increasing number of platforms.

Technical and product support expenses increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to expenses related to the development, delivery and support of our enhanced devices, including our X1 set-top boxes, Cloud DVR technology and wireless gateways, and the continued growth in business services and home security and automation services. The increase was also due to expenses related to investments we are making to improve the customer experience.

Customer service expenses increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increased support for improving the customer experience and an increase in total labor costs associated with increases in customer service activity. The increase in customer service activity was due to sales and support activities associated with the continued deployment of our enhanced devices and services, which include our X1 platform, wireless gateways, and home security and automation services, and the continued growth in business services.

Franchise and other regulatory fees increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increases in the revenue on which the fees apply.

Advertising, marketing and promotion expenses increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in costs to support our advertising sales business, as well as an increase in other administrative costs.

NBCUniversal Segments Actual and Pro Forma Results of Operations

	Three Months Ended March 31				Increase/(Decrease)
	2016	2015			%	%
(in millions)	Actual	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Combined
Revenue
Cable Networks	$2,453	$2,359	$—	$2,359	4.0%
Broadcast Television	2,084	2,248	—	2,248	(7.3)
Filmed Entertainment	1,383	1,446	—	1,446	(4.3)
Theme Parks	1,026	651	284	935	57.5	9.6%
Headquarters, other and eliminations	(85)	(100)	—	(100)	NM
Total revenue	$6,861	$6,604	$284	$6,888	3.9%	(0.4)%
Operating Income Before Depreciation and Amortization
Cable Networks	$956	$898	$—	$898	6.4%
Broadcast Television	284	182	—	182	56.5
Filmed Entertainment	167	293	—	293	(43.1)
Theme Parks	375	244	119	363	53.6	3.3%
Headquarters, other and eliminations	(160)	(142)	—	(142)	NM
Total operating income before depreciation and amortization	$1,622	$1,475	$119	$1,594	10.0%	1.8%

Percentage changes that are considered not meaningful are denoted with NM.

(a)

Pro forma adjustments are presented as if the acquisition of the 51% interest of Universal Studios Japan occurred on January 1, 2014. Pro forma information does not include adjustments for costs related to transaction-related costs, integration activities, cost savings or synergies that have been or may be achieved by the combined businesses. The pro forma amounts are based on historical results of operations and are subject to change as valuations are completed and additional analysis is obtained. Pro forma amounts are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014, nor of our future results.

Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Distribution	$1,438	$1,358	$80	5.9%
Advertising	851	851	—	—
Content licensing and other	164	150	14	10.0
Total revenue	2,453	2,359	94	4.0
Operating costs and expenses
Programming and production	1,058	1,023	35	3.5
Other operating and administrative	307	305	2	0.9
Advertising, marketing and promotion	132	133	(1)	(0.9)
Total operating costs and expenses	1,497	1,461	36	2.5
Operating income before depreciation and amortization	$956	$898	$58	6.4%

Cable Networks Segment—Revenue

Cable Networks revenue increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increases in distribution revenue and content licensing and other revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements and contract renewals which were partially offset by a decline in the number of subscribers at our cable networks. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. Advertising revenue was flat for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to the benefit from a reduction in deferred advertising revenue in the prior year period and continued declines in audience ratings at our networks, which were offset by higher prices for advertising units sold.

For the three months ended March 31, 2016 and 2015, 15% and 14%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in programming and production costs. The increase in programming and production costs was primarily due to our continued investment in original programming, as well as sports programming rights costs.

Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Advertising	$1,275	$1,539	$(264)	(17.2)%
Content licensing	490	485	5	1.0
Distribution and other	319	224	95	43.1
Total revenue	2,084	2,248	(164)	(7.3)
Operating costs and expenses
Programming and production	1,363	1,626	(263)	(16.2)
Other operating and administrative	318	310	8	2.5
Advertising, marketing and promotion	119	130	(11)	(8.5)
Total operating costs and expenses	1,800	2,066	(266)	(12.9)
Operating income before depreciation and amortization	$284	$182	$102	56.5%

Broadcast Television Segment—Revenue

Broadcast Television revenue decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to additional advertising revenue in the prior year period associated with our broadcast of the 2015 Super Bowl. Excluding $376 million of revenue associated with our broadcast of the 2015 Super Bowl in the prior year period, revenue increased 11.4% primarily due to higher prices for and an increase in the volume of advertising units sold and the broadcast of one additional NFL game compared to the same period in 2015. Distribution and other revenue also increased due to increased fees recognized under our retransmission consent agreements.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to higher programming and production costs in the prior year period associated with our broadcast of the 2015 Super Bowl.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Theatrical	$236	$371	$(135)	(36.4)%
Content licensing	652	538	114	21.2
Home entertainment	275	364	(89)	(24.4)
Other	220	173	47	27.1
Total revenue	1,383	1,446	(63)	(4.3)
Operating costs and expenses
Programming and production	622	611	11	1.8
Other operating and administrative	209	196	13	6.8
Advertising, marketing and promotion	385	346	39	11.3
Total operating costs and expenses	1,216	1,153	63	5.5
Operating income before depreciation and amortization	$167	$293	$(126)	(43.1)%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue decreased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to decreases in theatrical revenue and home entertainment revenue, which were partially offset by increases in content licensing revenue and other revenue. The decrease in theatrical revenue was primarily due to the strong performance of Fifty Shades of Grey in the prior year period. The decrease in home entertainment revenue was primarily due to the strong performance of several releases in the prior year period, including Lucy. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements as well as a new content licensing agreement. The increase in other revenue was primarily due to increases in Fandango revenue and consumer products revenue.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in advertising, marketing and promotion expenses.

Theme Parks Segment Actual and Pro Forma Results of Operations

	Three Months Ended March 31				Increase/(Decrease)
	2016	2015			Actual		Pro Forma Combined
(in millions)	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenue	$1,026	$651	$284	$935	$375	57.5%	$91	9.6%
Operating costs and expenses	651	407	165	572	244	59.9	79	13.7
Operating income before depreciation and amortization	$375	$244	$119	$363	$131	53.6%	$12	3.3%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three months ended March 31, 2016 compared to the pro forma combined revenue in the same period in 2015 primarily due to an increase in guest spending that was partially due to the benefit of a shift in the timing of spring holidays.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended March 31, 2016 compared to the pro forma combined operating costs and expenses in the same period in 2015 primarily due to pre-opening costs associated with The Wizarding World of Harry Potter™ attraction in Hollywood and a new attraction in Japan.

NBCUniversal Headquarters, Other and Eliminations

The change in operating income (loss) before depreciation and amortization for headquarters, other and eliminations for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to higher employee-related costs.

Corporate and Other Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue	$199	$193	$6	3.5%
Operating costs and expenses	353	402	(49)	(12.0)
Operating loss before depreciation and amortization	$(154)	$(209)	$55	26.3%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in revenue from several of our Comcast Spectacor businesses.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast Spectacor.

Excluding transaction-related costs associated with the Time Warner Cable merger and divestiture transactions of $99 million for the three months ended March 31, 2015, Corporate and Other operating costs and expenses increased 16.9% for the three months ended March 31, 2016 primarily due to an increase in expenses related to corporate strategic business initiatives.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended March 31
(in millions)	2016	2015
Interest expense	$(703)	$(656)
Investment income (loss), net	30	33
Equity in net income (losses) of investees, net	(11)	33
Other income (expense), net	130	102
Total	$(554)	$(488)

Interest Expense

Interest expense increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to an increase in our debt outstanding.

Investment Income (Loss), Net

The components of investment income (loss), net for the three months ended March 31, 2016 and 2015 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The change in equity in net income (losses) of investees, net for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in our proportionate share of losses at Hulu, LLC, as well as Atairos Group, Inc., which commenced operations in the current year period.

Other Income (Expense), Net

Other income (expense), net for the three months ended March 31, 2016 included a $108 million gain related to the sale of our investment in The Weather Channel’s product and technology businesses. Other income (expense), net for the three months ended March 31, 2015 included a $164 million gain related to the sale of a business.

Consolidated Income Tax Expense

Income tax expense for the three months ended March 31, 2016 and 2015 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. We expect our 2016 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions.

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

Operating Activities

Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2016	2015
Operating income	$4,089	$3,890
Depreciation and amortization	2,278	2,066
Operating income before depreciation and amortization	6,367	5,956
Noncash share-based compensation	153	135
Changes in operating assets and liabilities	(436)	73
Cash basis operating income	6,084	6,164
Payments of interest	(723)	(691)
Payments of income taxes	(190)	(118)
Excess tax benefits under share-based compensation	(111)	(146)
Other	50	36
Net cash provided by operating activities	$5,110	$5,245

The variance in changes in operating assets and liabilities for the three months ended March 31, 2016 compared to the same period in 2015 was primarily due to an increase in certain benefit payments in the current year period, favorable timing of payments and receipts associated with our broadcast of the 2015 Super Bowl in the prior year period, and the timing of certain payments, including payroll, compared to the prior year period.

Investing Activities

Net cash used in investing activities for the three months ended March 31, 2016 consisted primarily of cash paid for capital expenditures, intangible assets, purchases of investments, and acquisitions and construction of real estate properties, which were partially offset by proceeds from the sale of businesses and investments. Capital expenditures increased for the three months ended March 31, 2016 compared to the same period in 2015 primarily due to increased spending in our Cable Communications segment associated with our continued investment in scalable infrastructure to increase network capacity, increased investment in line extensions, as well as our continued spending on customer premise equipment related to the deployment of our X1 platform and wireless gateways. Capital expenditures in our NBCUniversal segments also increased primarily due to continued investment in our Universal theme parks, including Universal Studios Japan. Purchases of investments for the three months ended March 31, 2016 is comprised primarily of capital contributions of $404 million to Atairos Group, Inc.

Financing Activities

Net cash provided by financing activities for the three months ended March 31, 2016 consisted primarily of proceeds from borrowings, which were partially offset by repurchases of our common stock, repayments of debt and dividend payments.

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

As of March 31, 2016, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.9 billion, which included $900 million available under the NBCUniversal Enterprise revolving credit facility.

Share Repurchases and Dividends

Effective January 1, 2016, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the three months ended March 31, 2016, we repurchased a total of 22 million shares of our Class A common stock for approximately $1.25 billion. We expect to make $3.75 billion more in repurchases during the remainder of 2016, subject to market conditions.

In January 2016, our Board of Directors approved a 10.0% increase in our dividend to $1.10 per share on an annualized basis and approved our first quarter dividend of $0.275 per share which was paid in April 2016. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

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

For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2015 Annual Report on Form 10-K.

Recent Accounting Pronouncements

See Note 2 to each of Comcast’s and NBCUniversal’s condensed consolidated financial statements for additional information related to recent accounting pronouncements.

ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We have evaluated the information required under this item that was disclosed in our 2015 Annual Report on Form 10-K and there have been no significant changes to this information.

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

ITEM 1A: RISK FACTORS

There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2015 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s common stock repurchases under its Board-authorized share repurchase program during the three months ended March 31, 2016.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
January 1-31, 2016	1,943,701	$53.77	1,941,876	$104,417,635	$9,895,582,365
February 1-29, 2016	9,079,717	$55.26	9,049,265	$500,000,000	$9,395,582,365
March 1-31, 2016	11,001,808	$58.65	10,998,193	$645,000,000	$8,750,582,365
Total	22,025,226	$56.82	21,989,334	$1,249,417,635	$8,750,582,365

(a)

Effective January 1, 2016, our Board of Directors increased our share repurchase authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $3.75 billion more in repurchases during the remainder of 2016, subject to market conditions.

The total number of shares purchased during the three months ended March 31, 2016 includes 35,892 shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
10.1*	Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan.
10.2*	Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2016, filed with the Securities and Exchange Commission on April 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: April 27, 2016

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President (Principal Accounting Officer)

Date: April 27, 2016

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	March 31, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,081	$1,410
Receivables, net	5,104	5,411
Programming rights	1,380	1,200
Other current assets	855	841
Total current assets	8,420	8,862
Film and television costs	5,761	5,847
Investments	970	965
Property and equipment, net of accumulated depreciation of $2,905 and $2,779	9,796	9,521
Goodwill	20,868	20,364
Intangible assets, net of accumulated amortization of $5,876 and $5,654	13,675	13,806
Other noncurrent assets, net	1,278	1,325
Total assets	$60,768	$60,690

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,455	$1,564
Accrued participations and residuals	1,510	1,572
Program obligations	730	765
Deferred revenue	1,337	1,242
Accrued expenses and other current liabilities	1,345	1,675
Note payable to Comcast	875	1,750
Current portion of long-term debt	1,190	1,163
Total current liabilities	8,442	9,731
Long-term debt, less current portion	11,562	11,331
Accrued participations, residuals and program obligations	1,093	1,163
Other noncurrent liabilities	3,890	3,790
Commitments and contingencies
Redeemable noncontrolling interests	369	372
Equity:
Member’s capital	33,642	32,834
Accumulated other comprehensive income (loss)	(68)	(212)
Total NBCUniversal member’s equity	33,574	32,622
Noncontrolling interests	1,838	1,681
Total equity	35,412	34,303
Total liabilities and equity	$60,768	$60,690

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2016	2015
Revenue	$6,861	$6,604
Costs and Expenses:
Programming and production	2,965	3,171
Other operating and administrative	1,595	1,334
Advertising, marketing and promotion	679	605
Depreciation	192	160
Amortization	222	204
	5,653	5,474
Operating income	1,208	1,130
Other Income (Expense):
Interest expense	(147)	(124)
Investment income (loss), net	6	(2)
Equity in net income (losses) of investees, net	(2)	20
Other income (expense), net	115	(58)
	(28)	(164)
Income before income taxes	1,180	966
Income tax expense	(98)	(48)
Net income	1,082	918
Net (income) loss attributable to noncontrolling interests	(80)	(66)
Net income attributable to NBCUniversal	$1,002	$852

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended March 31
(in millions)	2016	2015
Net income	$1,082	$918
Deferred gains (losses) on cash flow hedges, net	(18)	12
Employee benefit obligations, net	4	—
Currency translation adjustments, net	295	(78)
Comprehensive income	1,363	852
Net (income) loss attributable to noncontrolling interests	(80)	(66)
Other comprehensive (income) loss attributable to noncontrolling interests	(137)	15
Comprehensive income attributable to NBCUniversal	$1,146	$801

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Three Months Ended March 31
(in millions)	2016	2015
Net cash provided by operating activities	$1,177	$1,202
Investing Activities
Capital expenditures	(295)	(268)
Cash paid for intangible assets	(52)	(37)
Acquisitions of real estate properties	(78)	—
Note receivable from Comcast	—	(135)
Proceeds from sales of businesses and investments	101	5
Other	(14)	164
Net cash provided by (used in) investing activities	(338)	(271)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	(875)	(896)
Repurchases and repayments of debt	(35)	(1)
Distributions to noncontrolling interests	(63)	(51)
Distributions to member	(195)	(195)
Net cash provided by (used in) financing activities	(1,168)	(1,143)
Increase (decrease) in cash and cash equivalents	(329)	(212)
Cash and cash equivalents, beginning of period	1,410	1,248
Cash and cash equivalents, end of period	$1,081	$1,036

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$330	$30,529	$(159)	$267	$30,637
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(10)			(41)	(41)
Other comprehensive income (loss)			(51)	(15)	(66)
Other		(1)		1	—
Net income (loss)	16	852		50	902
Balance, March 31, 2015	$336	$31,185	$(210)	$262	$31,237
Balance, December 31, 2015	$372	$32,834	$(212)	$1,681	$34,303
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(22)			(41)	(41)
Other comprehensive income (loss)			144	137	281
Other		1			1
Net income (loss)	19	1,002		61	1,063
Balance, March 31, 2016	$369	$33,642	$(68)	$1,838	$35,412

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

The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2015 Annual Report on Form 10-K.

Note 2: Recent Accounting Pronouncements

Revenue Recognition

In May 2014, the Financial Accounting Standards Board (“FASB”) updated the accounting guidance related to revenue recognition. The updated accounting guidance provides a single, contract-based revenue recognition model to help improve financial reporting by providing clearer guidance on when an entity should recognize revenue and by reducing the number of standards to which an entity has to refer. The updated accounting guidance is effective for us as of January 1, 2018. The updated accounting guidance provides companies with alternative methods of adoption. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements and our method of adoption.

Consolidations

In February 2015, the FASB updated the accounting guidance related to consolidation under the variable interest entity (“VIE”) and voting interest entity models. The updated accounting guidance modifies the consolidation guidance for VIEs, limited partnerships and similar legal entities. We have adopted this guidance as of January 1, 2016 and it did not have a material impact on our consolidated financial statements.

Financial Assets and Financial Liabilities

In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings when the guidance is adopted with certain exceptions. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease do not significantly change from previous guidance. For a lessor, the accounting applied

NBCUniversal Media, LLC

is also largely unchanged from previous guidance. The updated guidance is effective for us as of January 1, 2019 and early adoption is permitted. The updated accounting guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

Share-Based Compensation

In March 2016, the FASB updated the accounting guidance that affects several aspects of the accounting for share-based compensation. The most significant change for us relates to the presentation of the income and withholding tax consequences of share-based compensation in our consolidated financial statements. Among the changes, the updated guidance requires that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the statement of income be recognized as income tax benefit or expense in the statement of income rather than as additional paid-in capital in the balance sheet. The guidance also states that excess income tax benefits should not be presented separately from other income taxes in the statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they are under the current guidance. In addition, the updated guidance requires when an employer withholds shares upon exercise of options or the vesting of restricted stock for the purpose of meeting withholding tax requirements, that the cash paid for withholding taxes be classified as a financing activity. We currently record these amounts within operating activities.

The updated guidance is effective for us as of January 1, 2017 and early adoption is permitted. The updated guidance provides companies with alternative methods of adoption, with certain items that are allowed to be applied retrospectively and certain other items that are only to be applied prospectively in the period of adoption. As a limited liability company, we do not expect the updated accounting guidance related to the excess income tax benefits or deficiencies to be recognized in the statement of income to have an impact on our consolidated financial statements. In addition, we do not expect the updated accounting guidance to have a material impact on our statement of cash flows.

Note 3: Significant Transactions

Universal Studios Japan

On November 13, 2015, we acquired a 51% economic interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”) for $1.5 billion. The acquisition was funded through cash on hand and borrowings under Comcast’s commercial paper program.

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

Preliminary Allocation of Purchase Price

Due to the limited amount of time since the date of acquisition, the assets and liabilities of Universal Studios Japan were recorded at their historical carrying value. We will adjust these amounts to fair value as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date. The 49% noncontrolling interest in Universal Studios Japan is recorded in the equity section of our consolidated financial statements and has been recorded based on the total value of Universal Studios Japan implied in the transaction. For purposes of this preliminary allocation, the excess of the total value implied in the transaction over the historical carrying value has been recorded as goodwill.

NBCUniversal Media, LLC

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$642
Intangible assets	57
Working capital	(32)
Debt	(3,271)
Other noncurrent assets and liabilities	162
Identifiable net assets (liabilities) acquired	(2,442)
Noncontrolling interest	(1,440)
Goodwill	5,381
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue and net income attributable to NBCUniversal for the three months ended March 31, 2016 included $293 million and $18 million, respectively, from the acquisition of Universal Studios Japan.

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

(in millions)	Three Months Ended March 31, 2015
Revenue	$6,888
Net income	$968
Net income attributable to NBCUniversal	$877

Note 4: Related Party Transactions

In the ordinary course of our business, we enter into transactions with Comcast.

We generate revenue from Comcast primarily from the distribution of our cable network programming, the fees received under retransmission consent agreements in our Broadcast Television segment and, to a lesser extent, the sale of advertising and our owned programming, and we incur expenses primarily related to advertising and various support services provided by Comcast to us.

Comcast is also the counterparty to one of our contractual obligations. As of March 31, 2016, the carrying value of the liability associated with this contractual obligation was $383 million.

NBCUniversal Media, LLC

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	March 31, 2016	December 31, 2015
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$285	$239
Accounts payable and accrued expenses related to trade creditors	$45	$68
Accrued expenses and other current liabilities	$62	$51
Note payable to Comcast	$875	$1,750
Other noncurrent liabilities	$386	$383

Condensed Consolidated Statement of Income

	Three Months Ended March 31
(in millions)	2016	2015
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$406	$342
Operating costs and expenses	$(60)	$(50)
Other income (expense)	$(13)	$(9)

Note 5: Film and Television Costs

(in millions)	March 31, 2016	December 31, 2015
Film Costs:
Released, less amortization	$1,238	$1,275
Completed, not released	188	226
In production and in development	1,003	907
	2,429	2,408
Television Costs:
Released, less amortization	1,633	1,573
In production and in development	617	737
	2,250	2,310
Programming rights, less amortization	2,462	2,329
	7,141	7,047
Less: Current portion of programming rights	1,380	1,200
Film and television costs	$5,761	$5,847

NBCUniversal Media, LLC

Note 6: Investments

(in millions)	March 31, 2016	December 31, 2015
Fair Value Method	$6	$10
Equity Method:
Hulu	159	184
Other	336	313
	495	497
Cost Method	469	458
Total investments	$970	$965

Equity Method

The Weather Channel

On January 29, 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net.

Hulu

For the three months ended March 31, 2016 and 2015, we recognized our proportionate share of losses of $25 million and $11 million, respectively, related to our investment in Hulu.

Note 7: Long-Term Debt

As of March 31, 2016, our debt, excluding the note payable to Comcast, had a carrying value of $12.8 billion and an estimated fair value of $14.1 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

In April 2016, we repaid at maturity $1 billion aggregate principal amount of 2.875% senior notes due 2016.

Cross-Guarantee Structure

We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) fully and unconditionally guarantee each other’s debt securities. As of March 31, 2016, we guaranteed $37.9 billion of outstanding debt securities of Comcast and CCCL Parent. We also fully and unconditionally guarantee the $6.25 billion Comcast revolving credit facility due 2017, of which no amounts were outstanding as of March 31, 2016, and the associated commercial paper program.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4 billion aggregate principal amount of senior notes, $1.35 billion revolving credit facility and associated commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.

Note 8: Share-Based Compensation

Comcast maintains share-based compensation plans that primarily consist of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast

NBCUniversal Media, LLC

Class A common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2016	2015
Restricted share units	$18	$17
Stock options	2	2
Employee stock purchase plans	3	2
Total	$23	$21

Note 9: Supplemental Financial Information

Receivables

(in millions)	March 31, 2016	December 31, 2015
Receivables, gross	$5,533	$5,949
Less: Allowance for returns and customer incentives	355	469
Less: Allowance for doubtful accounts	74	69
Receivables, net	$5,104	$5,411

Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2016	March 31, 2015
Deferred gains (losses) on cash flow hedges	$(19)	$32
Unrecognized gains (losses) on employee benefit obligations	3	(61)
Cumulative translation adjustments	(52)	(181)
Accumulated other comprehensive income (loss)	$(68)	$(210)

Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2016	2015
Net income	$1,082	$918
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	414	364
Equity in net (income) losses of investees, net	2	(20)
Cash received from investees	12	12
Net (gain) loss on investment activity and other	(114)	46
Deferred income taxes	48	3
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	349	(106)
Film and television costs, net	(84)	(36)
Accounts payable and accrued expenses related to trade creditors	(139)	16
Other operating assets and liabilities	(393)	5
Net cash provided by operating activities	$1,177	$1,202

NBCUniversal Media, LLC

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2016	2015
Interest	$66	$33
Income taxes	$59	$40

Noncash Investing and Financing Activities

During the three months ended March 31, 2016:

•	we acquired $204 million of property and equipment and intangible assets that were accrued but unpaid

Note 10: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television studio production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, and our broadcast television studio production operations.

•	Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan.

In evaluating the profitability of our operating segments, the components of net income (loss) below operating income (loss) before depreciation and amortization are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2016
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,453	$956	$190	$766	$1
Broadcast Television	2,084	284	32	252	19
Filmed Entertainment	1,383	167	8	159	3
Theme Parks(b)	1,026	375	98	277	200
Headquarters and Other(c)	3	(160)	86	(246)	72
Eliminations(b)(d)	(88)	—	—	—	—
Total	$6,861	$1,622	$414	$1,208	$295

NBCUniversal Media, LLC

	Three Months Ended March 31, 2015
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,359	$898	$184	$714	$6
Broadcast Television(a)	2,248	182	29	153	11
Filmed Entertainment	1,446	293	5	288	1
Theme Parks(b)	651	244	66	178	162
Headquarters and Other(c)	4	(140)	80	(220)	88
Eliminations(b)(d)	(104)	17	—	17	—
Total	$6,604	$1,494	$364	$1,130	$268

(a)	The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

(b)

Beginning in the fourth quarter of 2015, we changed our method of accounting for a contractual obligation that involves an interest in the revenue of certain theme parks. As a result of the change, amounts payable based on current period revenue are presented in operating costs and expenses. Amounts paid through the third quarter of 2015 were included in other income (expense), net in our consolidated statement of income. For segment reporting purposes, we have adjusted periods prior to the fourth quarter of 2015 to reflect management reporting presentation for this expense on a consistent basis for all periods in the Theme Parks segment, which resulted in a corresponding offsetting adjustment in Eliminations to reconcile to consolidated totals.

(c)	Headquarters and Other activities include costs associated with overhead, personnel costs and headquarter initiatives.

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