Form 10-Q
period 2016-06-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2016-07-27
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2016

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

As of June 30, 2016, there were 2,402,381,311 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

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

This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2016. This Quarterly Report modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$4,665	$2,295
Receivables, net	6,708	6,896
Programming rights	1,435	1,213
Other current assets	1,969	1,899
Total current assets	14,777	12,303
Film and television costs	5,811	5,855
Investments	3,679	3,224
Property and equipment, net of accumulated depreciation of $49,119 and $48,100	34,896	33,665
Franchise rights	59,364	59,364
Goodwill	33,792	32,945
Other intangible assets, net of accumulated amortization of $10,299 and $9,868	17,204	16,946
Other noncurrent assets, net	2,462	2,272
Total assets	$171,985	$166,574

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,359	$6,215
Accrued participations and residuals	1,542	1,572
Deferred revenue	1,611	1,302
Accrued expenses and other current liabilities	5,155	5,462
Current portion of long-term debt	2,934	3,627
Total current liabilities	17,601	18,178
Long-term debt, less current portion	52,629	48,994
Deferred income taxes	34,512	33,566
Other noncurrent liabilities	10,719	10,637
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,248	1,221
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,838,776,825 and 2,869,349,502; outstanding, 2,402,381,311 and 2,432,953,988	28	29
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,469	38,518
Retained earnings	22,117	21,413
Treasury stock, 436,395,514 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	1	(174)
Total Comcast Corporation shareholders’ equity	53,098	52,269
Noncontrolling interests	2,178	1,709
Total equity	55,276	53,978
Total liabilities and equity	$171,985	$166,574

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2016	2015	2016	2015
Revenue	$19,269	$18,743	$38,059	$36,596
Costs and Expenses:
Programming and production	5,492	5,669	10,923	11,132
Other operating and administrative	5,761	5,274	11,286	10,348
Advertising, marketing and promotion	1,561	1,534	3,028	2,894
Depreciation	1,868	1,674	3,653	3,308
Amortization	521	487	1,014	919
	15,203	14,638	29,904	28,601
Operating income	4,066	4,105	8,155	7,995
Other Income (Expense):
Interest expense	(732)	(713)	(1,435)	(1,369)
Investment income (loss), net	58	17	88	50
Equity in net income (losses) of investees, net	(19)	(236)	(30)	(203)
Other income (expense), net	(15)	315	115	417
	(708)	(617)	(1,262)	(1,105)
Income before income taxes	3,358	3,488	6,893	6,890
Income tax expense	(1,278)	(1,313)	(2,589)	(2,574)
Net income	2,080	2,175	4,304	4,316
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(52)	(38)	(142)	(120)
Net income attributable to Comcast Corporation	$2,028	$2,137	$4,162	$4,196

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.84	$0.85	$1.71	$1.67
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.83	$0.84	$1.70	$1.65
Dividends declared per common share	$0.275	$0.25	$0.55	$0.50

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Net income	$2,080	$2,175	$4,304	$4,316
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $—, $(1) and $—	1	—	3	—
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $35, $(13), $53 and $10	(60)	22	(91)	(17)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $—, $1 and $—	—	—	(1)	—
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(26), $16, $(36) and $(6)	45	(27)	62	10
Employee benefit obligations, net of deferred taxes of $—, $—, $(2) and $—	—	—	2	—
Currency translation adjustments, net of deferred taxes of $(58), $(15), $(116) and $8	249	32	487	(23)
Comprehensive income	2,315	2,202	4,766	4,286
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(52)	(38)	(142)	(120)
Other comprehensive (income) loss attributable to noncontrolling interests	(150)	(5)	(287)	10
Comprehensive income attributable to Comcast Corporation	$2,113	$2,159	$4,337	$4,176

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2016	2015
Net cash provided by operating activities	$9,383	$8,834
Investing Activities
Capital expenditures	(4,156)	(3,697)
Cash paid for intangible assets	(737)	(600)
Acquisitions and construction of real estate properties	(211)	(65)
Acquisitions, net of cash acquired	(126)	(179)
Proceeds from sales of businesses and investments	138	395
Purchases of investments	(580)	(272)
Other	(156)	182
Net cash provided by (used in) investing activities	(5,828)	(4,236)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	205	(137)
Proceeds from borrowings	4,753	3,996
Repurchases and repayments of debt	(2,551)	(3,666)
Repurchases and retirements of common stock	(2,385)	(3,585)
Dividends paid	(1,281)	(1,200)
Issuances of common stock	19	32
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(125)	(114)
Other	180	(348)
Net cash provided by (used in) financing activities	(1,185)	(5,022)
Increase (decrease) in cash and cash equivalents	2,370	(424)
Cash and cash equivalents, beginning of period	2,295	3,910
Cash and cash equivalents, end of period	$4,665	$3,486

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2014	$1,066	$25	$5	$—	$38,805	$21,539	$(7,517)	$(146)	$357	$53,068
Stock compensation plans					436	(308)				128
Repurchases and retirements of common stock			(1)		(724)	(2,860)				(3,585)
Employee stock purchase plans					71					71
Dividends declared						(1,254)				(1,254)
Other comprehensive income (loss)								(20)	(10)	(30)
Contributions from (distributions to) noncontrolling interests, net	4								(73)	(73)
Other	(2)				153				(25)	128
Net income (loss)	40					4,196			80	4,276
Balance, June 30, 2015	$1,108	$25	$4	$—	$38,741	$21,313	$(7,517)	$(166)	$329	$52,729
Balance, December 31, 2015	$1,221	$29	$—	$—	$38,518	$21,413	$(7,517)	$(174)	$1,709	$53,978
Stock compensation plans					377	(212)				165
Repurchases and retirements of common stock		(1)			(475)	(1,909)				(2,385)
Employee stock purchase plans					78					78
Dividends declared						(1,337)				(1,337)
Other comprehensive income (loss)								175	287	462
Contributions from (distributions to) noncontrolling interests, net	1								(68)	(68)
Other	(20)				(29)				154	125
Net income (loss)	46					4,162			96	4,258
Balance, June 30, 2016	$1,248	$28	$—	$—	$38,469	$22,117	$(7,517)	$1	$2,178	$55,276

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

Reclassifications

Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in 2016.

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

Comcast Corporation

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

If we had adopted the provisions of the updated guidance as of January 1, 2016, it would have increased net income attributable to Comcast Corporation by $48 million and $159 million for the three and six months ended June 30, 2016, respectively. In addition, the updated guidance would have increased net cash provided by operating activities and decreased net cash provided by (used in) financing activities by $411 million for the six months ended June 30, 2016. The most significant impact of implementing the new guidance is expected to occur in the first quarter of each year as a result of the vesting of restricted stock awards, which primarily occurs in March.

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended June 30
	2016			2015
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,028	2,420	$0.84	$2,137	2,500	$0.85
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		26			31
Diluted EPS attributable to Comcast Corporation shareholders	$2,028	2,446	$0.83	$2,137	2,531	$0.84

Comcast Corporation

	Six Months Ended June 30
	2016			2015
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$4,162	2,427	$1.71	$4,196	2,510	$1.67
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		27			34
Diluted EPS attributable to Comcast Corporation shareholders	$4,162	2,454	$1.70	$4,196	2,544	$1.65

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and six months ended June 30, 2016 and 2015.

Note 4: Significant Transactions

DreamWorks

On April 28, 2016, we entered into an agreement to acquire all of the outstanding stock of DreamWorks Animation SKG, Inc. (“DreamWorks”) for approximately $3.8 billion. DreamWorks stockholders will receive $41 in cash for each share of DreamWorks common stock. DreamWorks creates animated feature films, television series and specials, live entertainment and related consumer products. The transaction is expected to close in 2016, subject to receipt of certain international regulatory approvals and the satisfaction of other customary closing conditions.

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

Preliminary Allocation of Purchase Price

The acquired assets and liabilities of Universal Studios Japan and the 49% noncontrolling interest were recorded at their estimated fair values. During the three months ended June 30, 2016, we updated the preliminary allocation of purchase price for Universal Studios Japan based on valuation analyses, which resulted in increases to property and equipment and intangible assets and a decrease in goodwill. The changes did not have a material impact on our consolidated financial statements. We may adjust these amounts further as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.

Comcast Corporation

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$793
Intangible assets	323
Working capital	(33)
Debt	(3,271)
Other noncurrent assets and liabilities	43
Identifiable net assets (liabilities) acquired	(2,145)
Noncontrolling interest	(1,440)
Goodwill	5,084
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue for the three and six months ended June 30, 2016 included $283 million and $576 million, respectively, from the acquisition of Universal Studios Japan. Our consolidated net income attributable to Comcast Corporation for the three and six months ended June 30, 2016 included $10 million and $28 million, respectively, from the acquisition of Universal Studios Japan.

The following unaudited pro forma information has been presented as if the acquisition occurred on January 1, 2014. This information is primarily based on historical results of operations and is subject to change as valuations are finalized. In addition, the unaudited pro forma accounting adjustments are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

(in millions, except per share amounts)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$18,997	$37,134
Net income	$2,208	$4,385
Net income attributable to Comcast Corporation	$2,153	$4,230
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.86	$1.69
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.85	$1.66

Note 5: Film and Television Costs

(in millions)	June 30, 2016	December 31, 2015
Film Costs:
Released, less amortization	$1,425	$1,275
Completed, not released	101	226
In production and in development	1,005	907
	2,531	2,408
Television Costs:
Released, less amortization	1,577	1,573
In production and in development	635	737
	2,212	2,310
Programming rights, less amortization	2,503	2,350
	7,246	7,068
Less: Current portion of programming rights	1,435	1,213
Film and television costs	$5,811	$5,855

Comcast Corporation

Note 6: Investments

(in millions)	June 30, 2016	December 31, 2015
Fair Value Method	$167	$167
Equity Method:
Atairos	402	—
Hulu	170	184
Other	527	494
	1,099	678
Cost Method:
AirTouch	1,591	1,583
Other	915	902
	2,506	2,485
Total investments	3,772	3,330
Less: Current investments	93	106
Noncurrent investments	$3,679	$3,224

Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Gains on sales and exchanges of investments, net	$13	$4	$15	$4
Investment impairment losses	(1)	(16)	(21)	(31)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	—	—	—	42
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	1	1	1	(37)
Interest and dividend income	31	28	60	56
Other, net	14	—	33	16
Investment income (loss), net	$58	$17	$88	$50

Equity Method

The Weather Channel

On January 29, 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain for the six months ended June 30, 2016 of $108 million in other income (expense), net.

During the three months ended June 30, 2015, The Weather Channel recorded an impairment charge related to goodwill. We recorded an expense of $252 million that represents NBCUniversal’s proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

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

Comcast Corporation

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

We have concluded that Atairos is a VIE, that we do not have the power to direct the activities that most significantly impact the economic performance of Atairos as we have no voting rights and only certain consent rights, and that we are not a related party with our former CFO or the management companies. We therefore do not consolidate Atairos and account for this investment as an equity method investment. There are no other liquidity arrangements, guarantees, or other financial commitments between Comcast and Atairos, and therefore our maximum risk of financial loss is our investment balance and remaining unfunded capital commitment.

For the six months ended June 30, 2016, we made capital contributions totaling $429 million to Atairos.

Hulu

For the three and six months ended June 30, 2016, we recognized our proportionate share of losses of $40 million and $65 million, respectively, related to our investment in Hulu, LLC (“Hulu”). For the three and six months ended June 30, 2015, we recognized our proportionate share of losses of $13 million and $24 million, respectively, related to our investment in Hulu.

Cost Method

AirTouch

We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of June 30, 2016, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2015	$12,389	$12,947	$806	$267	$6,344	$192	$32,945
Acquisitions	73	—	—	92	—	—	165
Adjustments	176	—	—	—	(289)	(181)	(294)
Foreign currency translation	—	7	—	12	957	—	976
Balance, June 30, 2016	$12,638	$12,954	$806	$371	$7,012	$11	$33,792

Adjustments to goodwill during the six months ended June 30, 2016 included the updated preliminary allocation of the purchase price for Universal Studios Japan in our Theme Parks segment and the reclassification of certain operations and businesses from Corporate and Other to our Cable Communications segment.

Note 8: Long-Term Debt

As of June 30, 2016, our debt had a carrying value of $55.6 billion and an estimated fair value of $64.4 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Comcast Corporation

Debt Borrowings and Repayments

In July 2016, we issued $700 million aggregate principal amount of 1.625% senior notes due 2022, $1.4 billion aggregate principal amount of 2.35% senior notes due 2027, $1.0 billion aggregate principal amount of 3.20% senior notes due 2036 and $1.4 billion aggregate principal amount of 3.40% senior notes due 2046. We intend to use the proceeds from this offering to fund our acquisition of DreamWorks, and for working capital and general corporate purposes. In May 2016, we issued $1.43 billion aggregate principal amount of 4.05% senior notes due 2046. In February and March 2016, we issued $1.1 billion aggregate principal amount of 2.75% senior notes due 2023 and $2.2 billion aggregate principal amount of 3.15% senior notes due 2026.

In June 2016, we repaid at maturity $750 million aggregate principal amount of 4.95% senior notes due 2016. In April 2016, we repaid at maturity $1 billion aggregate principal amount of 2.875% senior notes due 2016 and $700 million aggregate principal amount of NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) senior notes due 2016.

Revolving Credit Facilities

In May 2016, we entered into a new $7 billion revolving credit facility due 2021 with a syndicate of banks (“Comcast revolving credit facility”) that may be used for general corporate purposes. We may increase the commitment under the Comcast revolving credit facility up to a total of $10 billion, as well as extend the expiration date to a date no later than 2023, subject to approval of the lenders. In addition, NBCUniversal Enterprise entered into a new $1.5 billion revolving credit facility due 2021 with a syndicate of banks (“NBCUniversal Enterprise revolving credit facility”) that may be used for general corporate purposes. We may increase the commitment under the NBCUniversal Enterprise revolving credit facility up to a total of $2 billion, as well as extend the expiration date to a date no later than 2023, subject to approval of the lenders. The new revolving credit facilities replaced Comcast’s $6.25 billion and NBCUniversal Enterprise’s $1.35 billion revolving credit facilities, which were terminated in connection with the execution of the new revolving credit facilities. The interest rates on the new revolving credit facilities consist of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of June 30, 2016, the borrowing margin for borrowings based on the London Interbank Offered Rate was 1.00%. The terms of the new revolving credit facilities’ financial covenants and guarantees are substantially the same as those under the prior revolving credit facilities.

As of June 30, 2016, amounts available under the new consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.1 billion, which included $326 million available under NBCUniversal Enterprise’s revolving credit facility.

Commercial Paper Programs

As of June 30, 2016, NBCUniversal Enterprise had $1.2 billion face amount of commercial paper outstanding.

Note 9: Fair Value Measurements

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

Comcast Corporation

Recurring Fair Value Measurements

	Fair Value as of
	June 30, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$9	$—	$—	$9	$22
Available-for-sale securities	—	125	14	139	133
Interest rate swap agreements	—	61	—	61	53
Other	—	10	19	29	17
Total	$9	$196	$33	$238	$225

Liabilities
Other	$—	$235	$—	$235	$91
Total	$—	$235	$—	$235	$91

Fair Value of Redeemable Subsidiary Preferred Stock

As of June 30, 2016, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $761 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 10: Share-Based Compensation

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Restricted share units	$89	$80	$159	$138
Stock options	48	43	85	78
Employee stock purchase plans	8	6	16	14
Total	$145	$129	$260	$230

As of June 30, 2016, we had unrecognized pretax compensation expense of $831 million and $448 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation

Note 11: Supplemental Financial Information

Receivables

(in millions)	June 30, 2016	December 31, 2015
Receivables, gross	$7,255	$7,595
Less: Allowance for returns and customer incentives	292	473
Less: Allowance for doubtful accounts	255	226
Receivables, net	$6,708	$6,896

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2016	June 30, 2015
Unrealized gains (losses) on marketable securities	$3	$1
Deferred gains (losses) on cash flow hedges	(75)	(11)
Unrecognized gains (losses) on employee benefit obligations	8	(68)
Cumulative translation adjustments	65	(88)
Accumulated other comprehensive income (loss), net of deferred taxes	$1	$(166)

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2016	2015
Net income	$4,304	$4,316
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,667	4,227
Share-based compensation	331	294
Noncash interest expense (income), net	113	95
Equity in net (income) losses of investees, net	30	203
Cash received from investees	42	52
Net (gain) loss on investment activity and other	(126)	(437)
Deferred income taxes	618	111
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	172	(707)
Film and television costs, net	(171)	176
Accounts payable and accrued expenses related to trade creditors	(104)	109
Other operating assets and liabilities	(493)	395
Net cash provided by operating activities	$9,383	$8,834

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Interest	$512	$550	$1,235	$1,241
Income taxes	$1,495	$1,881	$1,685	$1,999

Comcast Corporation

Noncash Investing and Financing Activities

During the six months ended June 30, 2016:

•	we acquired $1.2 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $663 million for a quarterly cash dividend of $0.275 per common share to be paid in July 2016

Note 12: Commitments and Contingencies

Insurance Obligations

We recorded an operating expense of $116 million during the three months ended June 30, 2016 and eliminated substantially all of our liabilities related to certain insurance obligations, which are disclosed in Note 12 of our consolidated financial statements included in our 2015 Annual Report on Form 10-K.

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

	Three Months Ended June 30, 2016
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$12,444	$5,048	$1,904	$3,144	$1,881
NBCUniversal
Cable Networks	2,566	944	187	757	7
Broadcast Television	2,128	394	30	364	30
Filmed Entertainment	1,351	56	12	44	5
Theme Parks(d)	1,136	469	145	324	240
Headquarters and Other(e)	6	(175)	91	(266)	78
Eliminations(f)	(84)	1	—	1	—
NBCUniversal	7,103	1,689	465	1,224	360
Corporate and Other(b)	180	(291)	20	(311)	30
Eliminations(d)(f)	(458)	9	—	9	—
Comcast Consolidated	$19,269	$6,455	$2,389	$4,066	$2,271

	Three Months Ended June 30, 2015
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$11,740	$4,777	$1,732	$3,045	$1,678
NBCUniversal
Cable Networks	2,450	872	211	661	5
Broadcast Television	1,813	231	30	201	14
Filmed Entertainment	2,266	422	6	416	4
Theme Parks(d)	773	334	76	258	166
Headquarters and Other(e)	3	(169)	82	(251)	83
Eliminations(f)	(75)	2	—	2	—
NBCUniversal	7,230	1,692	405	1,287	272
Corporate and Other(b)	164	(231)	24	(255)	21
Eliminations(d)(f)	(391)	28	—	28	—
Comcast Consolidated	$18,743	$6,266	$2,161	$4,105	$1,971

	Six Months Ended June 30, 2016
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$24,648	$9,937	$3,747	$6,190	$3,457
NBCUniversal
Cable Networks	5,019	1,900	377	1,523	8
Broadcast Television	4,212	678	62	616	49
Filmed Entertainment	2,734	223	20	203	8
Theme Parks(d)	2,162	844	243	601	440
Headquarters and Other(e)	9	(335)	177	(512)	150
Eliminations(f)	(172)	1	—	1	—
NBCUniversal	13,964	3,311	879	2,432	655
Corporate and Other(b)	379	(445)	41	(486)	44
Eliminations(d)(f)	(932)	19	—	19	—
Comcast Consolidated	$38,059	$12,822	$4,667	$8,155	$4,156

Comcast Corporation

	Six Months Ended June 30, 2015
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$23,181	$9,435	$3,412	$6,023	$3,124
NBCUniversal
Cable Networks	4,809	1,770	395	1,375	11
Broadcast Television(c)	4,061	413	59	354	25
Filmed Entertainment	3,712	715	11	704	5
Theme Parks(d)	1,424	578	142	436	328
Headquarters and Other(e)	7	(309)	162	(471)	171
Eliminations(f)	(179)	—	—	—	—
NBCUniversal	13,834	3,167	769	2,398	540
Corporate and Other(b)	357	(440)	46	(486)	33
Eliminations(d)(f)	(776)	60	—	60	—
Comcast Consolidated	$36,596	$12,222	$4,227	$7,995	$3,697

(a)	For the three and six months ended June 30, 2016 and 2015, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
Residential:
Video	44.9%	46.3%	45.1%	46.4%
High-speed Internet	27.1%	26.4%	27.0%	26.5%
Voice	7.2%	7.7%	7.3%	7.8%
Business services	10.9%	9.9%	10.8%	9.8%
Advertising	4.8%	4.9%	4.7%	4.6%
Other	5.1%	4.8%	5.1%	4.9%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For both the three and six months ended June 30, 2016 and 2015, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

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

Comcast Corporation

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

Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $3.3 billion of senior notes, as well as the NBCUniversal Enterprise revolving credit facility and the associated commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, credit facility or commercial paper program.

Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029 or the $3.8 billion of Universal Studios Japan term loans.

Comcast Corporation

Condensed Consolidating Balance Sheet

June 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$270	$4,395	$—	$4,665
Receivables, net	—	—	—	—	6,708	—	6,708
Programming rights	—	—	—	—	1,435	—	1,435
Other current assets	138	—	—	49	1,782	—	1,969
Total current assets	138	—	—	319	14,320	—	14,777
Film and television costs	—	—	—	—	5,811	—	5,811
Investments	48	—	—	445	3,186	—	3,679
Investments in and amounts due from subsidiaries eliminated upon consolidation	91,382	115,253	123,620	42,893	113,686	(486,834)	—
Property and equipment, net	218	—	—	—	34,678	—	34,896
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	33,792	—	33,792
Other intangible assets, net	10	—	—	—	17,194	—	17,204
Other noncurrent assets, net	1,361	147	—	85	2,117	(1,248)	2,462
Total assets	$93,157	$115,400	$123,620	$43,742	$284,148	$(488,082)	$171,985

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$31	$—	$—	$—	$6,328	$—	$6,359
Accrued participations and residuals	—	—	—	—	1,542	—	1,542
Accrued expenses and other current liabilities	1,672	335	282	282	4,195	—	6,766
Current portion of long-term debt	1,000	—	550	4	1,380	—	2,934
Total current liabilities	2,703	335	832	286	13,445	—	17,601
Long-term debt, less current portion	34,757	133	2,100	8,228	7,411	—	52,629
Deferred income taxes	—	581	—	69	34,964	(1,102)	34,512
Other noncurrent liabilities	2,599	—	—	1,143	7,123	(146)	10,719
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,248	—	1,248
Equity:
Common stock	28	—	—	—	—	—	28
Other shareholders’ equity	53,070	114,351	120,688	34,016	217,779	(486,834)	53,070
Total Comcast Corporation shareholders’ equity	53,098	114,351	120,688	34,016	217,779	(486,834)	53,098
Noncontrolling interests	—	—	—	—	2,178	—	2,178
Total equity	53,098	114,351	120,688	34,016	219,957	(486,834)	55,276
Total liabilities and equity	$93,157	$115,400	$123,620	$43,742	$284,148	$(488,082)	$171,985

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$414	$1,881	$—	$2,295
Receivables, net	—	—	—	—	6,896	—	6,896
Programming rights	—	—	—	—	1,213	—	1,213
Other current assets	69	—	—	17	1,813	—	1,899
Total current assets	69	—	—	431	11,803	—	12,303
Film and television costs	—	—	—	—	5,855	—	5,855
Investments	33	—	—	430	2,761	—	3,224
Investments in and amounts due from subsidiaries eliminated upon consolidation	87,142	111,241	119,354	42,441	109,598	(469,776)	—
Property and equipment, net	210	—	—	—	33,455	—	33,665
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	32,945	—	32,945
Other intangible assets, net	12	—	—	—	16,934	—	16,946
Other noncurrent assets, net	1,301	147	—	78	2,114	(1,368)	2,272
Total assets	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,199	$—	$6,215
Accrued participations and residuals	—	—	—	—	1,572	—	1,572
Accrued expenses and other current liabilities	1,789	335	290	389	3,961	—	6,764
Current portion of long-term debt	1,149	—	—	1,005	1,473	—	3,627
Total current liabilities	2,954	335	290	1,394	13,205	—	18,178
Long-term debt, less current portion	31,106	130	2,650	8,211	6,897	—	48,994
Deferred income taxes	—	624	—	66	34,098	(1,222)	33,566
Other noncurrent liabilities	2,438	—	—	1,087	7,258	(146)	10,637
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,221	—	1,221
Equity:
Common stock	29	—	—	—	—	—	29
Other shareholders’ equity	52,240	110,299	116,414	32,622	210,441	(469,776)	52,240
Total Comcast Corporation shareholders’ equity	52,269	110,299	116,414	32,622	210,441	(469,776)	52,269
Noncontrolling interests	—	—	—	—	1,709	—	1,709
Total equity	52,269	110,299	116,414	32,622	212,150	(469,776)	53,978
Total liabilities and equity	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$19,269	$—	$19,269
Management fee revenue	266	—	261	—	—	(527)	—
	266	—	261	—	19,269	(527)	19,269
Costs and Expenses:
Programming and production	—	—	—	—	5,492	—	5,492
Other operating and administrative	285	—	261	222	5,520	(527)	5,761
Advertising, marketing and promotion	—	—	—	—	1,561	—	1,561
Depreciation	6	—	—	—	1,862	—	1,868
Amortization	2	—	—	—	519	—	521
	293	—	261	222	14,954	(527)	15,203
Operating income (loss)	(27)	—	—	(222)	4,315	—	4,066
Other Income (Expense):
Interest expense	(478)	(3)	(61)	(112)	(78)	—	(732)
Investment income (loss), net	3	1	—	(6)	60	—	58
Equity in net income (losses) of investees, net	2,354	2,275	2,127	1,288	914	(8,977)	(19)
Other income (expense), net	—	—	—	(7)	(8)	—	(15)
	1,879	2,273	2,066	1,163	888	(8,977)	(708)
Income (loss) before income taxes	1,852	2,273	2,066	941	5,203	(8,977)	3,358
Income tax (expense) benefit	176	1	21	(8)	(1,468)	—	(1,278)
Net income (loss)	2,028	2,274	2,087	933	3,735	(8,977)	2,080
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(52)	—	(52)
Net income (loss) attributable to Comcast Corporation	$2,028	$2,274	$2,087	$933	$3,683	$(8,977)	$2,028
Comprehensive income (loss) attributable to Comcast Corporation	$2,113	$2,321	$2,087	$1,096	$4,194	$(9,698)	$2,113

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended June 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$18,743	$—	$18,743
Management fee revenue	252	—	246	—	—	(498)	—
	252	—	246	—	18,743	(498)	18,743
Costs and Expenses:
Programming and production	—	—	—	—	5,669	—	5,669
Other operating and administrative	225	—	246	255	5,046	(498)	5,274
Advertising, marketing and promotion	—	—	—	—	1,534	—	1,534
Depreciation	7	—	—	—	1,667	—	1,674
Amortization	2	—	—	—	485	—	487
	234	—	246	255	14,401	(498)	14,638
Operating income (loss)	18	—	—	(255)	4,342	—	4,105
Other Income (Expense):
Interest expense	(472)	(3)	(73)	(116)	(49)	—	(713)
Investment income (loss), net	—	(1)	—	(8)	26	—	17
Equity in net income (losses) of investees, net	2,431	2,162	2,020	1,281	676	(8,806)	(236)
Other income (expense), net	2	—	—	16	297	—	315
	1,961	2,158	1,947	1,173	950	(8,806)	(617)
Income (loss) before income taxes	1,979	2,158	1,947	918	5,292	(8,806)	3,488
Income tax (expense) benefit	158	2	26	(6)	(1,493)	—	(1,313)
Net income (loss)	2,137	2,160	1,973	912	3,799	(8,806)	2,175
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(38)	—	(38)
Net income (loss) attributable to Comcast Corporation	$2,137	$2,160	$1,973	$912	$3,761	$(8,806)	$2,137
Comprehensive income (loss) attributable to Comcast Corporation	$2,159	$2,168	$1,973	$936	$3,761	$(8,838)	$2,159

Comcast Corporation

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$38,059	$—	$38,059
Management fee revenue	525	—	515	—	—	(1,040)	—
	525	—	515	—	38,059	(1,040)	38,059
Costs and Expenses:
Programming and production	—	—	—	—	10,923	—	10,923
Other operating and administrative	441	—	515	517	10,853	(1,040)	11,286
Advertising, marketing and promotion	—	—	—	—	3,028	—	3,028
Depreciation	14	—	—	—	3,639	—	3,653
Amortization	3	—	—	—	1,011	—	1,014
	458	—	515	517	29,454	(1,040)	29,904
Operating income (loss)	67	—	—	(517)	8,605	—	8,155
Other Income (Expense):
Interest expense	(929)	(6)	(120)	(229)	(151)	—	(1,435)
Investment income (loss), net	3	1	—	(8)	92	—	88
Equity in net income (losses) of investees, net	4,720	4,539	4,241	2,585	1,905	(18,020)	(30)
Other income (expense), net	—	—	—	117	(2)	—	115
	3,794	4,534	4,121	2,465	1,844	(18,020)	(1,262)
Income (loss) before income taxes	3,861	4,534	4,121	1,948	10,449	(18,020)	6,893
Income tax (expense) benefit	301	2	42	(13)	(2,921)	—	(2,589)
Net income (loss)	4,162	4,536	4,163	1,935	7,528	(18,020)	4,304
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(142)	—	(142)
Net income (loss) attributable to Comcast Corporation	$4,162	$4,536	$4,163	$1,935	$7,386	$(18,020)	$4,162
Comprehensive income (loss) attributable to Comcast Corporation	$4,337	$4,627	$4,165	$2,242	$7,899	$(18,933)	$4,337

Comcast Corporation

Condensed Consolidating Statement of Income

For the Six Months Ended June 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$36,596	$—	$36,596
Management fee revenue	496	—	483	—	—	(979)	—
	496	—	483	—	36,596	(979)	36,596
Costs and Expenses:
Programming and production	—	—	—	—	11,132	—	11,132
Other operating and administrative	451	—	483	492	9,901	(979)	10,348
Advertising, marketing and promotion	—	—	—	—	2,894	—	2,894
Depreciation	15	—	—	—	3,293	—	3,308
Amortization	3	—	—	—	916	—	919
	469	—	483	492	28,136	(979)	28,601
Operating income (loss)	27	—	—	(492)	8,460	—	7,995
Other Income (Expense):
Interest expense	(882)	(6)	(146)	(236)	(99)	—	(1,369)
Investment income (loss), net	1	1	—	(14)	62	—	50
Equity in net income (losses) of investees, net	4,753	4,388	4,012	2,512	1,561	(17,429)	(203)
Other income (expense), net	(3)	—	—	5	415	—	417
	3,869	4,383	3,866	2,267	1,939	(17,429)	(1,105)
Income (loss) before income taxes	3,896	4,383	3,866	1,775	10,399	(17,429)	6,890
Income tax (expense) benefit	300	2	51	(11)	(2,916)	—	(2,574)
Net income (loss)	4,196	4,385	3,917	1,764	7,483	(17,429)	4,316
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(120)	—	(120)
Net income (loss) attributable to Comcast Corporation	$4,196	$4,385	$3,917	$1,764	$7,363	$(17,429)	$4,196
Comprehensive income (loss) attributable to Comcast Corporation	$4,176	$4,377	$3,915	$1,737	$7,362	$(17,391)	$4,176

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(778)	$—	$(84)	$(809)	$11,054	$—	$9,383
Investing Activities
Net transactions with affiliates	880	—	84	1,579	(2,543)	—	—
Capital expenditures	(7)	—	—	—	(4,149)	—	(4,156)
Cash paid for intangible assets	(3)	—	—	—	(734)	—	(737)
Acquisitions and construction of real estate properties	—	—	—	—	(211)	—	(211)
Acquisitions, net of cash acquired	—	—	—	—	(126)	—	(126)
Proceeds from sales of businesses and investments	—	—	—	102	36	—	138
Purchases of investments	(15)	—	—	(2)	(563)	—	(580)
Other	(164)	—	—	(35)	43	—	(156)
Net cash provided by (used in) investing activities	691	—	84	1,644	(8,247)	—	(5,828)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(400)	—	—	—	605	—	205
Proceeds from borrowings	4,753	—	—	—	—	—	4,753
Repurchases and repayments of debt	(750)	—	—	(1,004)	(797)	—	(2,551)
Repurchases and retirements of common stock	(2,385)	—	—	—	—	—	(2,385)
Dividends paid	(1,281)	—	—	—	—	—	(1,281)
Issuances of common stock	19	—	—	—	—	—	19
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(125)	—	(125)
Other	131	—	—	25	24	—	180
Net cash provided by (used in) financing activities	87	—	—	(979)	(293)	—	(1,185)
Increase (decrease) in cash and cash equivalents	—	—	—	(144)	2,514	—	2,370
Cash and cash equivalents, beginning of period	—	—	—	414	1,881	—	2,295
Cash and cash equivalents, end of period	$—	$—	$—	$270	$4,395	$—	$4,665

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Six Months Ended June 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(398)	$(1)	$(109)	$(751)	$10,093	$—	$8,834
Investing Activities
Net transactions with affiliates	3,661	1	109	1,670	(5,441)	—	—
Capital expenditures	(13)	—	—	—	(3,684)	—	(3,697)
Cash paid for intangible assets	(1)	—	—	—	(599)	—	(600)
Acquisitions and construction of real estate properties	—	—	—	—	(65)	—	(65)
Acquisitions, net of cash acquired	—	—	—	—	(179)	—	(179)
Proceeds from sales of businesses and investments	—	—	—	1	394	—	395
Purchases of investments	(2)	—	—	—	(270)	—	(272)
Other	7	—	—	(5)	180	—	182
Net cash provided by (used in) investing activities	3,652	1	109	1,666	(9,664)	—	(4,236)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	(137)	—	(137)
Proceeds from borrowings	3,996	—	—	—	—	—	3,996
Repurchases and repayments of debt	(2,650)	—	—	(1,001)	(15)	—	(3,666)
Repurchases and retirements of common stock	(3,585)	—	—	—	—	—	(3,585)
Dividends paid	(1,200)	—	—	—	—	—	(1,200)
Issuances of common stock	32	—	—	—	—	—	32
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(114)	—	(114)
Other	153	—	—	—	(501)	—	(348)
Net cash provided by (used in) financing activities	(3,254)	—	—	(1,001)	(767)	—	(5,022)
Increase (decrease) in cash and cash equivalents	—	—	—	(86)	(338)	—	(424)
Cash and cash equivalents, beginning of period	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of period	$—	$—	$—	$299	$3,187	$—	$3,486

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

Cable Communications Segment

Comcast Cable is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these and other services to business customers. As of June 30, 2016, our cable systems had 28.1 million total customer relationships; served 22.4 million video customers, 24.0 million high-speed Internet customers and 11.6 million voice customers; and passed more than 56 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers subscribing to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the six months ended June 30, 2016, our Cable Communications segment generated 65% of our consolidated revenue and 78% of our operating income before depreciation and amortization.

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

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Advertising revenue in the U.S. is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. Advertising revenue in the U.S. is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired on television, which typically results in higher advertising revenue in the second and fourth quarters of each year. Our revenue and operating costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) are cyclical as a result of our periodic broadcasts of major sporting events such as the Olympic Games, which affect our Cable Networks and Broadcast Television segments, and the Super Bowl, which affect our Broadcast Television segment. Our advertising revenue generally increases in the period of these broadcasts due to increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.

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

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015		2016	2015
Revenue	$19,269	$18,743	2.8%	$38,059	$36,596	4.0%
Costs and Expenses:
Programming and production	5,492	5,669	(3.1)	10,923	11,132	(1.9)
Other operating and administrative	5,761	5,274	9.2	11,286	10,348	9.1
Advertising, marketing and promotion	1,561	1,534	1.8	3,028	2,894	4.6
Depreciation	1,868	1,674	11.6	3,653	3,308	10.4
Amortization	521	487	7.0	1,014	919	10.4
Operating income	4,066	4,105	(1.0)	8,155	7,995	2.0
Other income (expense) items, net	(708)	(617)	14.6	(1,262)	(1,105)	14.1
Income before income taxes	3,358	3,488	(3.7)	6,893	6,890	0.1
Income tax expense	(1,278)	(1,313)	(2.7)	(2,589)	(2,574)	0.6
Net income	2,080	2,175	(4.4)	4,304	4,316	(0.3)
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(52)	(38)	37.3	(142)	(120)	19.1
Net income attributable to Comcast Corporation	$2,028	$2,137	(5.1)%	$4,162	$4,196	(0.8)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increases in consolidated revenue for the three and six months ended June 30, 2016. The increases in our Theme Parks segment for both the three and six months ended June 30, 2016 were associated with the acquisition of a 51% interest in Universal Studios Japan in November 2015. The increases in consolidated revenue for the three and six months ended June 30, 2016 were partially offset by decreases in revenue in our Filmed Entertainment segment. Consolidated revenue for the six months ended June 30, 2015 included $376 million of revenue associated with our broadcast of the 2015 Super Bowl in February 2015.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Broadcast Television, Theme Parks and Cable Networks segments accounted for the increase in consolidated operating costs and expenses for the three months ended June 30, 2016. The increase for the three months ended June 30, 2016 was partially offset by lower operating costs and expenses in our Filmed Entertainment segment. Our Cable Communications, Theme Parks and Cable Networks segments accounted for the increase in consolidated operating costs and expenses for the six months ended June 30, 2016. The increase for the six months ended June 30, 2016 was partially offset by lower operating costs and expenses in our Filmed Entertainment segment and in our Broadcast Television segment, which was primarily due to our broadcast of the 2015 Super Bowl in the prior year period. The increases in operating costs and expenses in our Theme Parks segment for the three and six months ended June 30, 2016 were associated with the acquisition of a 51% interest in Universal Studios Japan in November 2015. For the three and six months ended June 30, 2015, our consolidated operating costs and expenses included transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions of $79 million and $178 million, respectively.

Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Depreciation and Amortization Expenses

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015		2016	2015
Cable Communications	$1,904	$1,732	9.9%	$3,747	$3,412	9.8%
NBCUniversal	465	405	14.6	879	769	14.2
Corporate and Other	20	24	(12.6)	41	46	(8.6)
Comcast Consolidated	$2,389	$2,161	10.6%	$4,667	$4,227	10.4%

Consolidated depreciation and amortization expenses increased for the three and six months ended June 30, 2016 primarily due to increases in capital expenditures, as well as expenditures for software, in our Cable Communications segment in recent years and the acquisition of a 51% interest in Universal Studios Japan in NBCUniversal’s Theme Parks segment. We continue to invest in customer premise equipment, primarily for our X1 platform, wireless gateways and Cloud DVR technology, and in equipment to increase our network capacity. In addition, because these assets generally have shorter estimated useful lives, our depreciation expense increased for the three and six months ended June 30, 2016.

Segment Operating Results

Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. Because we use operating income (loss) before depreciation and amortization to measure our segment profit or loss, we reconcile it to operating income, the most directly comparable financial measure calculated and presented in accordance with generally accepted accounting principles in the United States (“GAAP”), in the business segment footnote to our condensed consolidated financial statements (see Note 13 to Comcast’s condensed consolidated financial statements and Note 11 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

We have adjusted prior period segment operating results to reflect certain changes in our management reporting presentation. See Note 13 to Comcast’s condensed consolidated financial statements and Note 11 to NBCUniversal’s condensed consolidated financial statements for additional information on these changes.

Cable Communications Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Residential:
Video	$5,581	$5,431	$150	2.8%
High-speed Internet	3,369	3,101	268	8.6
Voice	893	903	(10)	(1.1)
Business services	1,360	1,163	197	17.0
Advertising	597	577	20	3.5
Other	644	565	79	13.7
Total revenue	12,444	11,740	704	6.0
Operating costs and expenses
Programming	2,863	2,666	197	7.4
Technical and product support	1,568	1,479	89	5.9
Customer service	615	580	35	6.0
Franchise and other regulatory fees	370	347	23	6.3
Advertising, marketing and promotion	879	842	37	4.4
Other	1,101	1,049	52	5.2
Total operating costs and expenses	7,396	6,963	433	6.2
Operating income before depreciation and amortization	$5,048	$4,777	$271	5.7%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Residential:
Video	$11,119	$10,762	$357	3.3%
High-speed Internet	6,644	6,145	499	8.1
Voice	1,789	1,809	(20)	(1.1)
Business services	2,671	2,279	392	17.2
Advertising	1,156	1,076	80	7.5
Other	1,269	1,110	159	14.2
Total revenue	24,648	23,181	1,467	6.3
Operating costs and expenses
Programming	5,754	5,310	444	8.4
Technical and product support	3,098	2,919	179	6.1
Customer service	1,244	1,162	82	7.0
Franchise and other regulatory fees	735	681	54	7.8
Advertising, marketing and promotion	1,716	1,631	85	5.2
Other	2,164	2,043	121	6.0
Total operating costs and expenses	14,711	13,746	965	7.0
Operating income before depreciation and amortization	$9,937	$9,435	$502	5.3%

Customer Metrics

	Total Customers		Net Additional Customers
	June 30		Three Months Ended June 30		Six Months Ended June 30
(in thousands)	2016	2015	2016	2015	2016	2015
Total customer relationships	28,085	27,265	115	31	384	230
Single product customers	8,416	8,343	6	(56)	50	(66)
Double product customers	9,399	8,936	53	46	178	186
Triple product customers	10,269	9,987	56	42	155	110
Video customers	22,396	22,306	(4)	(69)	49	(77)
High-speed Internet customers	23,987	22,548	220	180	658	587
Voice customers	11,641	11,319	64	49	165	126

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

Average monthly total revenue per customer relationship for the three and six months ended June 30, 2016 was $147.99 and $147.27, respectively. Average monthly total revenue per customer relationship for the three and six months ended June 30, 2015 was $143.61 and $142.30, respectively.

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

Cable Communications Segment—Revenue

Video

Video revenue increased 2.8% and 3.3% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The primary contributors to revenue growth were rate adjustments and, to a lesser extent, increases in the number of residential customers subscribing to additional services such as premium channels and advanced services. These contributors accounted for increases in revenue of 2.9% and 3.6% for the three and six months ended June 30, 2016, respectively. These increases were partially offset by additional revenue in the prior year periods associated with a boxing event available on pay-per-view. We have in the past, and may in the future, experience declines in the number of residential video customers due to competitive pressures and the impact of rate adjustments.

High-Speed Internet

High-speed Internet revenue increased 8.6% and 8.1% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. Increases in the number of residential customers receiving our high-speed Internet service accounted for increases in revenue of 6.0% for both the three and six months ended June 30, 2016. The remaining increases in revenue for the three and six months ended June 30, 2016 were primarily due to increases in the number of customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers continue to choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased 1.1% for both the three and six months ended June 30, 2016 compared to the same periods in 2015. While the number of residential customers receiving voice services through our discounted bundled service offerings increased for the three and six months ended June 30, 2016, revenue was negatively impacted by the allocation of voice revenue for our customers who receive bundled services compared to the same periods in 2015. The amount allocated to voice revenue in the rate charged for bundled services decreased for the three and six months ended June 30, 2016 because video and high-speed Internet rates increased while voice rates remained relatively flat.

Business Services

Business services revenue increased 17.0% and 17.2% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to increases in the number of small business customers, as well as the continued growth in our medium-sized business services, including Ethernet network and advanced voice services. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue increased 3.5% and 7.5% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to increases in political advertising revenue.

For the three and six months ended June 30, 2016, 4% and 5%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For the three and six months ended June 30, 2015, 6% and 5%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Other

Other revenue increased 13.7% and 14.2% for the three and six months ended June 30, 2016, respectively, compared to the same periods in 2015 primarily due to increases in our home security and automation services and increases in cable franchise and other regulatory fees.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increases in programming license fees, including contract renewals, retransmission consent fees, sports programming costs and fees to secure rights for additional programming for our customers across an increasing number of platforms, which were partially offset by fees in the prior year periods associated with a boxing event available on pay-per-view.

Technical and product support expenses increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to expenses related to the development, delivery and support of our enhanced devices and services, including our X1 platform, Cloud DVR technology and wireless gateways, and the continued growth in business services and home security and automation services. The increases were also due to expenses related to investments to improve the customer experience.

Customer service expenses increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increased support for improving the customer experience and increases in total labor costs, reflecting sales and support activities associated with the continued deployment of our enhanced devices and services, which include our X1 platform, wireless gateways, and home security and automation services, and the continued growth of business services.

Franchise and other regulatory fees increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increases in the revenue on which the fees apply.

Advertising, marketing and promotion expenses increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increases in costs to support our advertising sales business, as well as increases in other administrative costs.

NBCUniversal Segments Actual and Pro Forma Results of Operations

	Three Months Ended June 30				Increase/(Decrease)
	2016	2015			%	%
(in millions)	Actual	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Combined
Revenue
Cable Networks	$2,566	$2,450	$—	$2,450	4.7%
Broadcast Television	2,128	1,813	—	1,813	17.3
Filmed Entertainment	1,351	2,266	—	2,266	(40.4)
Theme Parks	1,136	773	255	1,028	47.0	10.6%
Headquarters, other and eliminations	(78)	(72)	(1)	(73)	NM
Total revenue	$7,103	$7,230	$254	$7,484	(1.8)%	(5.1)%
Operating Income Before Depreciation and Amortization
Cable Networks	$944	$872	$—	$872	8.3%
Broadcast Television	394	231	—	231	70.5
Filmed Entertainment	56	422	—	422	(86.7)
Theme Parks	469	334	111	445	40.5	5.3%
Headquarters, other and eliminations	(174)	(167)	1	(166)	NM
Total operating income before depreciation and amortization	$1,689	$1,692	$112	$1,804	(0.2)%	(6.4)%

	Six Months Ended June 30				Increase/(Decrease)
	2016	2015			%	%
(in millions)	Actual	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Combined
Revenue
Cable Networks	$5,019	$4,809	$—	$4,809	4.4%
Broadcast Television	4,212	4,061	—	4,061	3.7
Filmed Entertainment	2,734	3,712	—	3,712	(26.4)
Theme Parks	2,162	1,424	539	1,963	51.8	10.2%
Headquarters, other and eliminations	(163)	(172)	(1)	(173)	NM
Total revenue	$13,964	$13,834	$538	$14,372	0.9%	(2.8)%
Operating Income Before Depreciation and Amortization
Cable Networks	$1,900	$1,770	$—	$1,770	7.3%
Broadcast Television	678	413	—	413	64.3
Filmed Entertainment	223	715	—	715	(68.8)
Theme Parks	844	578	230	808	46.0	4.4%
Headquarters, other and eliminations	(334)	(309)	1	(308)	NM
Total operating income before depreciation and amortization	$3,311	$3,167	$231	$3,398	4.5%	(2.6)%

Percentage changes that are considered not meaningful are denoted with NM.

(a)

Pro forma adjustments are presented as if the acquisition of the 51% interest of Universal Studios Japan occurred on January 1, 2014. Pro forma information does not include adjustments for transaction-related costs, costs related to integration activities, or cost savings or synergies that have been or may be achieved by the combined businesses. The pro forma amounts are primarily based on historical results of operations and are subject to change as valuations are finalized. Pro forma amounts are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014, nor of our future results.

Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Distribution	$1,434	$1,341	$93	6.9%
Advertising	914	917	(3)	(0.3)
Content licensing and other	218	192	26	13.0
Total revenue	2,566	2,450	116	4.7
Operating costs and expenses
Programming and production	1,194	1,125	69	6.1
Other operating and administrative	313	320	(7)	(2.6)
Advertising, marketing and promotion	115	133	(18)	(13.3)
Total operating costs and expenses	1,622	1,578	44	2.7
Operating income before depreciation and amortization	$944	$872	$72	8.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Distribution	$2,872	$2,699	$173	6.4%
Advertising	1,765	1,768	(3)	(0.2)
Content licensing and other	382	342	40	11.7
Total revenue	5,019	4,809	210	4.4
Operating costs and expenses
Programming and production	2,252	2,148	104	4.9
Other operating and administrative	620	625	(5)	(0.9)
Advertising, marketing and promotion	247	266	(19)	(7.1)
Total operating costs and expenses	3,119	3,039	80	2.6
Operating income before depreciation and amortization	$1,900	$1,770	$130	7.3%

Cable Networks Segment—Revenue

Cable Networks revenue increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 due to increases in distribution revenue and content licensing and other revenue, which were partially offset by slight decreases in advertising revenue. The increases in distribution revenue were primarily due to increases in the contractual rates charged under distribution agreements and contract renewals, which were partially offset by declines in the number of subscribers at our cable networks. The increases in content licensing and other revenue were primarily due to the timing of content provided under our licensing agreements. The decreases in advertising revenue were primarily due to continued declines in audience ratings at our networks, which were partially offset by higher prices for advertising units sold.

For both the three and six months ended June 30, 2016, 14% of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and six months ended June 30, 2015, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increases in programming and production costs, which were partially offset by decreases in advertising, marketing and promotion expenses and other operating and administrative expenses. The increases in programming and production costs were primarily due to increases in sports programming rights costs and our continued investment in original programming.

Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Advertising	$1,285	$1,250	$35	2.9%
Content licensing	512	320	192	59.9
Distribution and other	331	243	88	35.0
Total revenue	2,128	1,813	315	17.3
Operating costs and expenses
Programming and production	1,304	1,150	154	13.3
Other operating and administrative	335	321	14	3.9
Advertising, marketing and promotion	95	111	(16)	(13.7)
Total operating costs and expenses	1,734	1,582	152	9.5
Operating income before depreciation and amortization	$394	$231	$163	70.5%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Advertising	$2,560	$2,789	$(229)	(8.2)%
Content licensing	1,002	805	197	24.5
Distribution and other	650	467	183	38.9
Total revenue	4,212	4,061	151	3.7
Operating costs and expenses
Programming and production	2,667	2,776	(109)	(3.9)
Other operating and administrative	653	631	22	3.2
Advertising, marketing and promotion	214	241	(27)	(10.9)
Total operating costs and expenses	3,534	3,648	(114)	(3.1)
Operating income before depreciation and amortization	$678	$413	$265	64.3%

Broadcast Television Segment—Revenue

Broadcast Television revenue increased for the three months ended June 30, 2016 compared to the same period in 2015 due to increases in content licensing revenue, distribution and other revenue, and advertising revenue. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. The increase in distribution and other revenue was primarily due to an increase in fees recognized under our retransmission consent agreements. The increase in advertising revenue was primarily due to higher prices for advertising units sold, which was partially offset by declines in audience ratings.

Broadcast Television revenue increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to increases in content licensing revenue and distribution and other revenue, which were partially offset by a decrease in advertising revenue. The increase in content licensing revenue was primarily due to the timing of content provided under our licensing agreements. The increase in distribution and other revenue was primarily due to an increase in fees recognized under our retransmission consent agreements. The decrease in advertising revenue was primarily due to additional advertising revenue in the prior year period associated with our broadcast of the 2015 Super Bowl. Excluding $376 million of revenue associated with our broadcast of the 2015 Super Bowl in the prior year period, revenue increased 14.3% for the six months ended June 30, 2016.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three months ended June 30, 2016 compared to the same period in 2015 primarily due to an increase in programming and production costs. The increase in programming and production costs was primarily due to higher studio production costs.

Operating costs and expenses decreased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to higher programming and production costs in the prior year associated with our broadcast of the 2015 Super Bowl.

Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Theatrical	$297	$1,406	$(1,109)	(78.8)%
Content licensing	598	367	231	63.2
Home entertainment	241	322	(81)	(25.1)
Other	215	171	44	24.4
Total revenue	1,351	2,266	(915)	(40.4)
Operating costs and expenses
Programming and production	628	1,149	(521)	(45.3)
Other operating and administrative	227	214	13	6.0
Advertising, marketing and promotion	440	481	(41)	(8.6)
Total operating costs and expenses	1,295	1,844	(549)	(29.8)
Operating income before depreciation and amortization	$56	$422	$(366)	(86.7)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Theatrical	$533	$1,777	$(1,244)	(70.0)%
Content licensing	1,250	905	345	38.2
Home entertainment	516	686	(170)	(24.7)
Other	435	344	91	25.7
Total revenue	2,734	3,712	(978)	(26.4)
Operating costs and expenses
Programming and production	1,250	1,760	(510)	(29.0)
Other operating and administrative	436	410	26	6.4
Advertising, marketing and promotion	825	827	(2)	(0.3)
Total operating costs and expenses	2,511	2,997	(486)	(16.2)
Operating income before depreciation and amortization	$223	$715	$(492)	(68.8)%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to decreases in theatrical revenue and home entertainment revenue, which were partially offset by increases in content licensing revenue and other revenue. The decreases in theatrical revenue were primarily due to the strong performance of our prior year period releases, including Furious 7 and Jurassic World. The decreases in home entertainment revenue were primarily due to the strong performance of several releases in the prior year period, including Fifty Shades of Grey. The increases in content licensing revenue were primarily due to the timing of when content related to our 2015 film slate was made available under licensing agreements. The increases in other revenue were primarily due to increases in revenue from Fandango.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to decreases in programming and production costs. The decreases in programming and production costs were primarily due to lower amortization of film production costs in the current year periods due to our larger film slate in 2015, which included Furious 7 and Jurassic World.

Theme Parks Segment Actual and Pro Forma Results of Operations

	Three Months Ended June 30				Increase/(Decrease)
	2016	2015			Actual		Pro Forma Combined
(in millions)	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenue	$1,136	$773	$255	$1,028	$363	47.0%	$108	10.6%
Operating costs and expenses	667	439	144	583	228	51.9	84	14.7
Operating income before depreciation and amortization	$469	$334	$111	$445	$135	40.5%	$24	5.3%

	Six Months Ended June 30				Increase/(Decrease)
	2016	2015			Actual		Pro Forma Combined
(in millions)	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenue	$2,162	$1,424	$539	$1,963	$738	51.8%	$199	10.2%
Operating costs and expenses	1,318	846	309	1,155	472	55.7	163	14.2
Operating income before depreciation and amortization	$844	$578	$230	$808	$266	46.0%	$36	4.4%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three and six months ended June 30, 2016 compared to the pro forma combined revenue in the same periods in 2015 primarily due to increases in guest spending and the successful opening of our new attraction The Wizarding World of Harry Potter™ in Hollywood in April 2016.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and six months ended June 30, 2016 compared to the pro forma combined operating costs and expenses in the same periods in 2015 primarily due to additional costs associated with newer attractions, such as The Wizarding World of Harry Potter™ attraction in Hollywood and pre-opening costs associated with a new attraction in Orlando.

Corporate and Other Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue	$180	$164	$16	9.5%
Operating costs and expenses	471	395	76	19.0
Operating loss before depreciation and amortization	$(291)	$(231)	$(60)	(25.8)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue	$379	$357	$22	6.2%
Operating costs and expenses	824	797	27	3.4
Operating loss before depreciation and amortization	$(445)	$(440)	$(5)	(1.1)%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increases in revenue from several of our Comcast Spectacor businesses.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily includes overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast Spectacor.

Corporate and Other operating costs and expenses for the three and six months ended June 30, 2016 included expenses related to the settlement of insurance obligations. Corporate and Other operating costs and expenses for the three and six months ended June 30, 2015 included $79 million and $178 million, respectively, of transaction-related costs associated with the Time Warner Cable merger and divestiture transactions.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Interest expense	$(732)	$(713)	$(1,435)	$(1,369)
Investment income (loss), net	58	17	88	50
Equity in net income (losses) of investees, net	(19)	(236)	(30)	(203)
Other income (expense), net	(15)	315	115	417
Total	$(708)	$(617)	$(1,262)	$(1,105)

Interest Expense

Interest expense increased for the three and six months ended June 30, 2016 compared to the same periods in 2015 primarily due to increases in our debt outstanding.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and six months ended June 30, 2016 and 2015 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net for the three and six months ended June 30, 2016 compared to the same periods in 2015 were primarily due to an impairment charge related to goodwill recorded by The Weather Channel in the prior year periods. We recorded an expense of $252 million in the three and six months ended June 30, 2015 representing NBCUniversal’s proportionate share of this impairment charge. The changes in equity in net income (losses) of investees, net were also due to increases in our proportionate share of losses at Hulu, LLC.

Other Income (Expense), Net

Other income (expense), net for the three months ended June 30, 2015 included gains of $171 million related to the sale of an investment and $240 million on the settlement of a contingent consideration liability with General Electric Company related to the acquisition of NBCUniversal, which were offset by $96 million of expenses related to fair value adjustments to a contractual obligation.

Other income (expense), net for the six months ended June 30, 2016 included a $108 million gain related to the sale of our investment in The Weather Channel’s product and technology businesses. Other income (expense), net for the six months ended June 30, 2015 included a $164 million gain related to the sale of a business, which was partially offset by $136 million of expenses related to fair value adjustments to a contractual obligation.

Consolidated Income Tax Expense

Income tax expense for the three and six months ended June 30, 2016 and 2015 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. We expect our 2016 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions.

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

On April 28, 2016, we entered into an agreement to acquire all of the outstanding stock of DreamWorks Animation SKG, Inc. (“DreamWorks”) for $3.8 billion. DreamWorks stockholders will receive $41 in cash for each share of DreamWorks common stock. We intend to use the proceeds from our recent issuance of debt in July to fund this transaction (see Note 8). The transaction is expected to close in 2016, subject to receipt of certain international regulatory approvals and the satisfaction of other customary closing conditions.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2016	2015
Operating income	$8,155	$7,995
Depreciation and amortization	4,667	4,227
Operating income before depreciation and amortization	12,822	12,222
Noncash share-based compensation	331	294
Changes in operating assets and liabilities	(809)	(304)
Cash basis operating income	12,344	12,212
Payments of interest	(1,235)	(1,241)
Payments of income taxes	(1,685)	(1,999)
Excess tax benefits under share-based compensation	(160)	(220)
Other	119	82
Net cash provided by operating activities	$9,383	$8,834

The variance in changes in operating assets and liabilities for the six months ended June 30, 2016 compared to the same period in 2015 was primarily due to an increase in certain benefit payments and the timing of film and television spending, including participations and residuals, in the current year period. These items were partially offset by the change in receivables compared to the prior year period, which included a significant increase in receivables associated with the success of our 2015 film slate.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2016 consisted primarily of cash paid for capital expenditures, intangible assets, purchases of investments, and acquisitions and construction of real estate properties, which was partially offset by proceeds from the sale of businesses and investments. Capital expenditures increased for the six months ended June 30, 2016 compared to the same period in 2015 primarily due to increased spending in our Cable Communications segment associated with increased investment in line extensions, continued investment in scalable infrastructure to increase network capacity, and continued spending on customer premise equipment related to the deployment of our X1 platform and wireless gateways. Capital expenditures in our NBCUniversal segments also increased primarily due to continued investment in our Universal theme parks, including Universal Studios Japan. Purchases of investments for the six months ended June 30, 2016 is comprised primarily of capital contributions of $429 million to Atairos Group, Inc.

Financing Activities

Net cash used in financing activities for the six months ended June 30, 2016 consisted primarily of repayments of debt, repurchases of our common stock and dividend payments, which were partially offset by proceeds from borrowings.

We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Note 8 to Comcast’s condensed consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings.

Available Borrowings Under Credit Facilities

We also maintain significant availability under our lines of credit and commercial paper programs to meet our short-term liquidity requirements.

See Note 8 to Comcast’s condensed consolidated financial statements for additional information on the new Comcast and NBCUniversal Enterprise revolving credit facilities.

As of June 30, 2016, amounts available under the new consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.1 billion, which included $326 million available under the NBCUniversal Enterprise revolving credit facility.

Share Repurchases and Dividends

Effective January 1, 2016, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the six months ended June 30, 2016, we repurchased a total of 40 million shares of our Class A common stock for approximately $2.4 billion. We expect to make $2.6 billion more in repurchases during the remainder of 2016, subject to market conditions.

In January 2016, our Board of Directors approved a 10.0% increase in our dividend to $1.10 per share on an annualized basis. In each of February and May 2016, our Board of Directors approved a quarterly dividend of $0.275 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2016	$670	April
Three months ended June 30, 2016	$663	July

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s common stock repurchases under its Board-authorized share repurchase program during the three months ended June 30, 2016.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
April 1-30, 2016	120	$61.43	—	$—	$8,750,582,365
May 1-31, 2016	8,361,170	$61.08	8,361,170	$510,699,704	$8,239,882,661
June 1-30, 2016	10,056,966	$62.15	10,056,966	$625,000,000	$7,614,882,661
Total	18,418,256	$61.66	18,418,136	$1,135,699,704	$7,614,882,661

(a)

Effective January 1, 2016, our Board of Directors increased our share repurchase authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $2.6 billion more in repurchases during the remainder of 2016, subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2016 includes 120 shares received in the administration of employee share-based compensation plans.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
10.1

Credit Agreement dated as of May 26, 2016, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Morgan Stanley MUFG Partners, LLC, Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as co-documentation agents (incorporated by reference to exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on May 31, 2016).

10.2*	Amendment No. 16 to Employment Agreement with Brian L. Roberts, dated as of June 30, 2016 (incorporated by reference to exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2016).
10.3*

Comcast Corporation 2002 Restricted Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix A to Comcast’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

10.4*

Comcast Corporation 2003 Stock Option Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix B to Comcast’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

10.5*

Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix C to Comcast’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

10.6*

Comcast-NBCUniversal Employee Stock Purchase Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix D to Comcast’s Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, filed with the Securities and Exchange Commission on July 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
10.1

Credit Agreement dated as of May 26, 2016, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Morgan Stanley MUFG Partners, LLC, Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as co-documentation agents (incorporated by reference to exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on May 31, 2016).

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2016, filed with the Securities and Exchange Commission on July 27, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: July 27, 2016

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President (Principal Accounting Officer)

Date: July 27, 2016

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	June 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,155	$1,410
Receivables, net	5,228	5,411
Programming rights	1,427	1,200
Other current assets	916	841
Total current assets	8,726	8,862
Film and television costs	5,806	5,847
Investments	979	965
Property and equipment, net of accumulated depreciation of $3,108 and $2,779	10,197	9,521
Goodwill	21,143	20,364
Intangible assets, net of accumulated amortization of $6,121 and $5,654	13,884	13,806
Other noncurrent assets, net	1,190	1,325
Total assets	$61,925	$60,690

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,426	$1,564
Accrued participations and residuals	1,542	1,572
Program obligations	572	765
Deferred revenue	1,547	1,242
Accrued expenses and other current liabilities	1,374	1,675
Note payable to Comcast	1,884	1,750
Current portion of long-term debt	182	1,163
Total current liabilities	8,527	9,731
Long-term debt, less current portion	11,861	11,331
Accrued participations, residuals and program obligations	1,133	1,163
Other noncurrent liabilities	3,875	3,790
Commitments and contingencies
Redeemable noncontrolling interests	367	372
Equity:
Member’s capital	33,921	32,834
Accumulated other comprehensive income (loss)	95	(212)
Total NBCUniversal member’s equity	34,016	32,622
Noncontrolling interests	2,146	1,681
Total equity	36,162	34,303
Total liabilities and equity	$61,925	$60,690

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Revenue	$7,103	$7,230	$13,964	$13,834
Costs and Expenses:
Programming and production	3,037	3,339	6,002	6,510
Other operating and administrative	1,652	1,438	3,247	2,772
Advertising, marketing and promotion	725	741	1,404	1,346
Depreciation	223	170	415	330
Amortization	242	235	464	439
	5,879	5,923	11,532	11,397
Operating income	1,224	1,307	2,432	2,437
Other Income (Expense):
Interest expense	(146)	(121)	(293)	(245)
Investment income (loss), net	8	(2)	14	(4)
Equity in net income (losses) of investees, net	(19)	(247)	(21)	(227)
Other income (expense), net	(18)	70	97	12
	(175)	(300)	(203)	(464)
Income before income taxes	1,049	1,007	2,229	1,973
Income tax expense	(74)	(63)	(172)	(111)
Net income	975	944	2,057	1,862
Net (income) loss attributable to noncontrolling interests	(42)	(32)	(122)	(98)
Net income attributable to NBCUniversal	$933	$912	$1,935	$1,764

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Net income	$975	$944	$2,057	$1,862
Deferred gains (losses) on cash flow hedges, net	6	(18)	(12)	(6)
Employee benefit obligations, net	—	—	4	—
Currency translation adjustments, net	307	47	602	(31)
Comprehensive income	1,288	973	2,651	1,825
Net (income) loss attributable to noncontrolling interests	(42)	(32)	(122)	(98)
Other comprehensive (income) loss attributable to noncontrolling interests	(150)	(5)	(287)	10
Comprehensive income attributable to NBCUniversal	$1,096	$936	$2,242	$1,737

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Six Months Ended June 30
(in millions)	2016	2015
Net cash provided by operating activities	$2,478	$2,621
Investing Activities
Capital expenditures	(655)	(540)
Cash paid for intangible assets	(114)	(64)
Acquisitions of real estate properties	(78)	—
Proceeds from sales of businesses and investments	102	217
Purchases of investments	(62)	(209)
Other	(45)	126
Net cash provided by (used in) investing activities	(852)	(470)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	134	(299)
Repurchases and repayments of debt	(1,083)	(1,003)
Distributions to noncontrolling interests	(104)	(93)
Distributions to member	(853)	(991)
Other	25	—
Net cash provided by (used in) financing activities	(1,881)	(2,386)
Increase (decrease) in cash and cash equivalents	(255)	(235)
Cash and cash equivalents, beginning of period	1,410	1,248
Cash and cash equivalents, end of period	$1,155	$1,013

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$330	$30,529	$(159)	$267	$30,637
Dividends declared		(991)			(991)
Contributions from (distributions to) noncontrolling interests, net	(14)			(79)	(79)
Contribution from member		252			252
Other comprehensive income (loss)			(27)	(10)	(37)
Other		(1)		1	—
Net income (loss)	21	1,764		77	1,841
Balance, June 30, 2015	$337	$31,553	$(186)	$256	$31,623
Balance, December 31, 2015	$372	$32,834	$(212)	$1,681	$34,303
Dividends declared		(853)			(853)
Contributions from (distributions to) noncontrolling interests, net	(29)			(75)	(75)
Other comprehensive income (loss)			307	287	594
Other		5		155	160
Net income (loss)	24	1,935		98	2,033
Balance, June 30, 2016	$367	$33,921	$95	$2,146	$36,162

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

Note 3: Significant Transactions

DreamWorks

On April 28, 2016, Comcast entered into an agreement to acquire all of the outstanding stock of DreamWorks Animation SKG, Inc. (“DreamWorks”) for approximately $3.8 billion. DreamWorks stockholders will receive $41 in cash for each share of DreamWorks common stock. DreamWorks creates animated feature films, television series and specials, live entertainment and related consumer products. The transaction is expected to close in 2016, subject to receipt of certain international regulatory approvals and the satisfaction of other customary closing conditions.

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

NBCUniversal Media, LLC

Preliminary Allocation of Purchase Price

The acquired assets and liabilities of Universal Studios Japan and the 49% noncontrolling interest were recorded at their estimated fair values. During the three months ended June 30, 2016, we updated the preliminary allocation of purchase price for Universal Studios Japan based on valuation analyses, which resulted in increases to property and equipment and intangible assets and a decrease in goodwill. The changes did not have a material impact on our consolidated financial statements. We may adjust these amounts further as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$793
Intangible assets	323
Working capital	(33)
Debt	(3,271)
Other noncurrent assets and liabilities	43
Identifiable net assets (liabilities) acquired	(2,145)
Noncontrolling interest	(1,440)
Goodwill	5,084
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue for the three and six months ended June 30, 2016 included $283 million and $576 million, respectively, from the acquisition of Universal Studios Japan. Our consolidated net income attributable to NBCUniversal for the three and six months ended June 30, 2016 included $10 million and $28 million, respectively, from the acquisition of Universal Studios Japan.

The following unaudited pro forma information has been presented as if the acquisition occurred on January 1, 2014. This information is primarily based on historical results of operations and is subject to change as valuations are finalized. In addition, the unaudited pro forma accounting adjustments are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

(in millions)	Three Months Ended June 30, 2015	Six Months Ended June 30, 2015
Revenue	$7,484	$14,372
Net income	$977	$1,931
Net income attributable to NBCUniversal	$928	$1,798

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

Comcast is also the counterparty to one of our contractual obligations. As of June 30, 2016, the carrying value of the liability associated with this contractual obligation was $383 million.

NBCUniversal Media, LLC

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	June 30, 2016	December 31, 2015
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$281	$239
Accounts payable and accrued expenses related to trade creditors	$50	$68
Accrued expenses and other current liabilities	$70	$51
Note payable to Comcast	$1,884	$1,750
Other noncurrent liabilities	$387	$383

Condensed Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$407	$330	$813	$672
Operating costs and expenses	$(44)	$(43)	$(104)	$(93)
Other income (expense)	$(17)	$(9)	$(30)	$(18)

Note 5: Film and Television Costs

(in millions)	June 30, 2016	December 31, 2015
Film Costs:
Released, less amortization	$1,425	$1,275
Completed, not released	101	226
In production and in development	1,005	907
	2,531	2,408
Television Costs:
Released, less amortization	1,577	1,573
In production and in development	635	737
	2,212	2,310
Programming rights, less amortization	2,490	2,329
	7,233	7,047
Less: Current portion of programming rights	1,427	1,200
Film and television costs	$5,806	$5,847

NBCUniversal Media, LLC

Note 6: Investments

(in millions)	June 30, 2016	December 31, 2015
Fair Value Method	$7	$10
Equity Method:
Hulu	170	184
Other	332	313
	502	497
Cost Method	470	458
Total investments	$979	$965

Equity Method

The Weather Channel

On January 29, 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain for the six months ended June 30, 2016 of $108 million in other income (expense), net.

During the three months ended June 30, 2015, The Weather Channel recorded an impairment charge related to goodwill. We recorded an expense of $252 million that represents our proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

Hulu

For the three and six months ended June 30, 2016, we recognized our proportionate share of losses of $40 million and $65 million, respectively, related to our investment in Hulu, LLC (“Hulu”). For the three and six months ended June 30, 2015, we recognized our proportionate share of losses of $13 million and $24 million, respectively, related to our investment in Hulu.

Note 7: Goodwill

(in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2015	$12,947	$806	$267	$6,344	$20,364
Acquisitions	—	—	92	—	92
Adjustments	—	—	—	(289)	(289)
Foreign currency translation	7	—	12	957	976
Balance, June 30, 2016	$12,954	$806	$371	$7,012	$21,143

Adjustments to goodwill during the six months ended June 30, 2016 included the updated preliminary allocation of the purchase price for Universal Studios Japan in our Theme Parks segment.

Note 8: Long-Term Debt

As of June 30, 2016, our debt, excluding the note payable to Comcast, had a carrying value of $12.0 billion and an estimated fair value of $13.5 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

NBCUniversal Media, LLC

Debt Repayments

In April 2016, we repaid at maturity $1 billion aggregate principal amount of 2.875% senior notes due 2016.

Cross-Guarantee Structure

We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) fully and unconditionally guarantee each other’s debt securities. As of June 30, 2016, we guaranteed $38.5 billion of outstanding debt securities of Comcast and CCCL Parent. We also fully and unconditionally guarantee the $7 billion Comcast revolving credit facility due 2021, of which no amounts were outstanding as of June 30, 2016, and the associated commercial paper program.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $3.3 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility and associated commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.

Note 9: Share-Based Compensation

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

Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Restricted share units	$27	$24	$45	$41
Stock options	2	3	4	5
Employee stock purchase plans	2	2	5	4
Total	$31	$29	$54	$50

Note 10: Supplemental Financial Information

Receivables

(in millions)	June 30, 2016	December 31, 2015
Receivables, gross	$5,597	$5,949
Less: Allowance for returns and customer incentives	288	469
Less: Allowance for doubtful accounts	81	69
Receivables, net	$5,228	$5,411

Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2016	June 30, 2015
Deferred gains (losses) on cash flow hedges	$(13)	$14
Unrecognized gains (losses) on employee benefit obligations	3	(61)
Cumulative translation adjustments	105	(139)
Accumulated other comprehensive income (loss)	$95	$(186)

NBCUniversal Media, LLC

Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2016	2015
Net income	$2,057	$1,862
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	879	769
Equity in net (income) losses of investees, net	21	227
Cash received from investees	31	38
Net (gain) loss on investment activity and other	(92)	(38)
Deferred income taxes	64	(33)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	145	(726)
Film and television costs, net	(179)	172
Accounts payable and accrued expenses related to trade creditors	(185)	6
Other operating assets and liabilities	(263)	344
Net cash provided by operating activities	$2,478	$2,621

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2016	2015	2016	2015
Interest	$219	$209	$285	$242
Income taxes	$63	$45	$122	$85

Noncash Investing and Financing Activities

During the six months ended June 30, 2016:

•	we acquired $215 million of property and equipment and intangible assets that were accrued but unpaid

Note 11: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television studio production operations.

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

	Three Months Ended June 30, 2016
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,566	$944	$187	$757	$7
Broadcast Television	2,128	394	30	364	30
Filmed Entertainment	1,351	56	12	44	5
Theme Parks(b)	1,136	469	145	324	240
Headquarters and Other(c)	6	(175)	91	(266)	78
Eliminations(b)(d)	(84)	1	—	1	—
Total	$7,103	$1,689	$465	$1,224	$360

	Three Months Ended June 30, 2015
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,450	$872	$211	$661	$5
Broadcast Television	1,813	231	30	201	14
Filmed Entertainment	2,266	422	6	416	4
Theme Parks(b)	773	334	76	258	166
Headquarters and Other(c)	3	(169)	82	(251)	83
Eliminations(b)(d)	(75)	22	—	22	—
Total	$7,230	$1,712	$405	$1,307	$272

	Six Months Ended June 30, 2016
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$5,019	$1,900	$377	$1,523	$8
Broadcast Television	4,212	678	62	616	49
Filmed Entertainment	2,734	223	20	203	8
Theme Parks(b)	2,162	844	243	601	440
Headquarters and Other(c)	9	(335)	177	(512)	150
Eliminations(b)(d)	(172)	1	—	1	—
Total	$13,964	$3,311	$879	$2,432	$655

	Six Months Ended June 30, 2015
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$4,809	$1,770	$395	$1,375	$11
Broadcast Television(a)	4,061	413	59	354	25
Filmed Entertainment	3,712	715	11	704	5
Theme Parks(b)	1,424	578	142	436	328
Headquarters and Other(c)	7	(309)	162	(471)	171
Eliminations(b)(d)	(179)	39	—	39	—
Total	$13,834	$3,206	$769	$2,437	$540

(a)	The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

(b)

Beginning in the fourth quarter of 2015, we changed our method of accounting for a contractual obligation that involves an interest in the revenue of certain theme parks. As a result of the change, amounts payable based on current period revenue are presented in operating costs and expenses. Amounts paid through the third quarter of 2015 were included in other income (expense), net in our

NBCUniversal Media, LLC

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