Form 10-Q
period 2016-09-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2016-10-26
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2016

OR

☐	Transition Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Transition Period from                      to

Commission File Number	Exact Name of Registrant; State of Incorporation; Address and Telephone Number of Principal Executive Offices	I.R.S. Employer Identification No.
001-32871	COMCAST CORPORATION	27-0000798
PENNSYLVANIA One Comcast Center Philadelphia, PA 19103-2838 (215) 286-1700

001-36438	NBCUNIVERSAL MEDIA, LLC	14-1682529
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

As of September 30, 2016, there were 2,383,388,019 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.

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

This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2016. This Quarterly Report modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.

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

•	we may be unable to obtain necessary hardware, software and operational support

•	weak economic conditions may have a negative impact on our businesses

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	strategic initiatives and acquisitions present many risks, and we may not realize the financial and strategic goals that we had contemplated

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

•

our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION

ITEM 1: FINANCIAL STATEMENTS

Comcast Corporation

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions, except share data)	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$2,807	$2,295
Receivables, net	7,533	6,896
Programming rights	1,369	1,213
Other current assets	3,519	1,899
Total current assets	15,228	12,303
Film and television costs	7,153	5,855
Investments	3,857	3,224
Property and equipment, net of accumulated depreciation of $49,540 and $48,100	35,656	33,665
Franchise rights	59,364	59,364
Goodwill	36,652	32,945
Other intangible assets, net of accumulated amortization of $10,678 and $9,868	17,356	16,946
Other noncurrent assets, net	2,658	2,272
Total assets	$177,924	$166,574

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,594	$6,215
Accrued participations and residuals	1,570	1,572
Deferred revenue	1,340	1,302
Accrued expenses and other current liabilities	5,201	5,462
Current portion of long-term debt	3,333	3,627
Total current liabilities	18,038	18,178
Long-term debt, less current portion	57,095	48,994
Deferred income taxes	34,523	33,566
Other noncurrent liabilities	11,119	10,637
Commitments and contingencies (Note 12)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,326	1,221
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,819,783,533 and 2,869,349,502; outstanding, 2,383,388,019 and 2,432,953,988	28	29
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,426	38,518
Retained earnings	22,510	21,413
Treasury stock, 436,395,514 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	34	(174)
Total Comcast Corporation shareholders’ equity	53,481	52,269
Noncontrolling interests	2,342	1,709
Total equity	55,823	53,978
Total liabilities and equity	$177,924	$166,574

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2016	2015	2016	2015
Revenue	$21,319	$18,669	$59,378	$55,265
Costs and Expenses:
Programming and production	7,003	5,582	17,926	16,714
Other operating and administrative	5,994	5,390	17,280	15,738
Advertising, marketing and promotion	1,487	1,513	4,515	4,407
Depreciation	1,865	1,697	5,518	5,005
Amortization	530	486	1,544	1,405
	16,879	14,668	46,783	43,269
Operating income	4,440	4,001	12,595	11,996
Other Income (Expense):
Interest expense	(751)	(659)	(2,186)	(2,028)
Investment income (loss), net	80	(26)	168	24
Equity in net income (losses) of investees, net	(34)	1	(64)	(202)
Other income (expense), net	(11)	(53)	104	364
	(716)	(737)	(1,978)	(1,842)
Income before income taxes	3,724	3,264	10,617	10,154
Income tax expense	(1,400)	(1,223)	(3,989)	(3,797)
Net income	2,324	2,041	6,628	6,357
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(87)	(45)	(229)	(165)
Net income attributable to Comcast Corporation	$2,237	$1,996	$6,399	$6,192

Basic earnings per common share attributable to Comcast Corporation shareholders	$0.93	$0.81	$2.65	$2.48
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.92	$0.80	$2.62	$2.45
Dividends declared per common share	$0.275	$0.25	$0.825	$0.75

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Net income	$2,324	$2,041	$6,628	$6,357
Unrealized gains (losses) on marketable securities, net of deferred taxes of $—, $—, $(1) and $—	(1)	1	2	1
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(7), $30, $46 and $40	12	(50)	(79)	(67)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $1, $1 and $1	—	(1)	(1)	(1)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(6), $(20), $(42) and $(26)	11	32	73	42
Employee benefit obligations, net of deferred taxes of $—, $(8), $(2) and $(8)	—	14	2	14
Currency translation adjustments, net of deferred taxes of $(6), $15, $(122) and $23	45	(41)	532	(64)
Comprehensive income	2,391	1,996	7,157	6,282
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(87)	(45)	(229)	(165)
Other comprehensive (income) loss attributable to noncontrolling interests	(34)	16	(321)	26
Comprehensive income attributable to Comcast Corporation	$2,270	$1,967	$6,607	$6,143

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2016	2015
Net cash provided by operating activities	$13,497	$13,813
Investing Activities
Capital expenditures	(6,562)	(5,862)
Cash paid for intangible assets	(1,163)	(916)
Acquisitions and construction of real estate properties	(303)	(116)
Acquisitions, net of cash acquired	(3,904)	(286)
Proceeds from sales of businesses and investments	188	420
Purchases of investments	(618)	(712)
Deposits	(1,761)	—
Other	(29)	268
Net cash provided by (used in) investing activities	(14,152)	(7,204)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	610	(220)
Proceeds from borrowings	9,231	3,996
Repurchases and repayments of debt	(2,994)	(4,353)
Repurchases and retirements of common stock	(3,762)	(5,770)
Dividends paid	(1,944)	(1,823)
Issuances of common stock	23	35
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(194)	(178)
Other	197	(313)
Net cash provided by (used in) financing activities	1,167	(8,626)
Increase (decrease) in cash and cash equivalents	512	(2,017)
Cash and cash equivalents, beginning of period	2,295	3,910
Cash and cash equivalents, end of period	$2,807	$1,893

See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2014	$1,066	$25	$5	$—	$38,805	$21,539	$(7,517)	$(146)	$357	$53,068
Stock compensation plans					573	(363)				210
Repurchases and retirements of common stock			(1)		(1,155)	(4,614)				(5,770)
Employee stock purchase plans					106					106
Dividends declared						(1,871)				(1,871)
Other comprehensive income (loss)								(49)	(26)	(75)
Contributions from (distributions to) noncontrolling interests, net	12								(114)	(114)
Other	67				187				(74)	113
Net income (loss)	59					6,192			106	6,298
Balance, September 30, 2015	$1,204	$25	$4	$—	$38,516	$20,883	$(7,517)	$(195)	$249	$51,965
Balance, December 31, 2015	$1,221	$29	$—	$—	$38,518	$21,413	$(7,517)	$(174)	$1,709	$53,978
Stock compensation plans					544	(264)				280
Repurchases and retirements of common stock		(1)			(722)	(3,039)				(3,762)
Employee stock purchase plans					117					117
Dividends declared						(1,999)				(1,999)
Other comprehensive income (loss)								208	321	529
Contributions from (distributions to) noncontrolling interests, net	(20)								(99)	(99)
Other	62				(31)				245	214
Net income (loss)	63					6,399			166	6,565
Balance, September 30, 2016	$1,326	$28	$—	$—	$38,426	$22,510	$(7,517)	$34	$2,342	$55,823

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

We will implement the updated guidance in the first quarter of 2017. As required under the updated guidance, we will prospectively adopt the provisions of this guidance related to the recognition of the excess tax benefits or deficiencies in the statement of income. In addition, upon adoption we will retrospectively adopt the provisions of this guidance related to changes to the statement of cash flows for all periods presented.

If we had adopted the provisions of the updated guidance as of January 1, 2016, it would have increased net income attributable to Comcast Corporation by $34 million and $193 million for the three and nine months ended September 30, 2016, respectively. In addition, the updated guidance would have increased net cash provided by operating activities and decreased net cash provided by (used in) financing activities by $493 million for the nine months ended September 30, 2016. The most significant impact of implementing the new guidance is expected to occur in the first quarter of each year as a result of the vesting of restricted stock awards, which primarily occurs in March.

Note 3: Earnings Per Share

Computation of Diluted EPS

	Three Months Ended September 30
	2016			2015
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,237	2,403	$0.93	$1,996	2,472	$0.81
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		28			30
Diluted EPS attributable to Comcast Corporation shareholders	$2,237	2,431	$0.92	$1,996	2,502	$0.80

Comcast Corporation

	Nine Months Ended September 30
	2016			2015
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$6,399	2,419	$2.65	$6,192	2,498	$2.48
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		27			32
Diluted EPS attributable to Comcast Corporation shareholders	$6,399	2,446	$2.62	$6,192	2,530	$2.45

Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and nine months ended September 30, 2016 and 2015.

Note 4: Significant Transactions

DreamWorks

On August 22, 2016, we acquired all of the outstanding stock of DreamWorks Animation SKG, Inc. (“DreamWorks”) for $3.8 billion. DreamWorks’ stockholders received $41 in cash for each share of DreamWorks common stock. DreamWorks creates animated feature films, television series and specials, live entertainment and related consumer products. The results of operations for DreamWorks are reported in our Filmed Entertainment segment following the acquisition date.

The transaction is accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. Due to the limited amount of time since the acquisition date, the assets and liabilities of DreamWorks were recorded based primarily on their historical carrying values. We recorded the debt we assumed from DreamWorks at its estimated fair value of $381 million and we recorded a liability related to a tax receivable agreement that DreamWorks had previously entered into with one of its former stockholders (the “tax receivable agreement”) at its estimated fair value of $146 million. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the tax receivable agreement was based on the contractual settlement provisions in the agreement and the value is subject to adjustment. In addition, we recorded deferred income taxes based on our estimate of the tax basis of the acquired assets and valuation allowances based on the expected use of net operating loss carryforwards. The remaining assets and liabilities primarily consisted of goodwill and film and television costs. We will adjust the remaining assets and liabilities to fair value and will record the related deferred income tax adjustments as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date. For purposes of the preliminary allocation of purchase price, the excess of the total transaction value over the recorded values of the net assets acquired has been recorded as goodwill.

The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our condensed consolidated statement of cash flows. In addition, during the three months ended September 30, 2016, we repaid all of the assumed debt of DreamWorks (see Note 8).

Revenue and net income attributable to the acquisition of DreamWorks were not material for the three and nine months ended September 30, 2016. During the three months ended September 30, 2016, we incurred severance costs of $50 million, which were recorded in operating costs and expenses in our Filmed Entertainment segment.

Comcast Corporation

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

Preliminary Allocation of Purchase Price

The acquired assets and liabilities of Universal Studios Japan and the 49% noncontrolling interest were recorded at their estimated fair values. During the nine months ended September 30, 2016, we updated the preliminary allocation of purchase price for Universal Studios Japan based on valuation analyses, which primarily resulted in increases to property and equipment and intangible assets and a decrease in goodwill. The changes did not have a material impact on our consolidated financial statements. We may adjust these amounts further as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$780
Intangible assets	323
Working capital	(33)
Debt	(3,271)
Other noncurrent assets and liabilities	22
Identifiable net assets (liabilities) acquired	(2,179)
Noncontrolling interest	(1,440)
Goodwill	5,118
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue for the three and nine months ended September 30, 2016 included $424 million and $1.1 billion, respectively, from the acquisition of Universal Studios Japan. Our consolidated net income attributable to Comcast Corporation for the three and nine months ended September 30, 2016 included $48 million and $76 million, respectively, from the acquisition of Universal Studios Japan.

The following unaudited pro forma information has been presented as if the acquisition of Universal Studios Japan occurred on January 1, 2014. This information is primarily based on historical results of operations and is subject to change as valuations are finalized. In addition, the unaudited pro forma accounting adjustments are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

Comcast Corporation

Unaudited Pro Forma Results

(in millions, except per share amounts)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$19,013	$56,147
Net income	$2,113	$6,498
Net income attributable to Comcast Corporation	$2,033	$6,263
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.82	$2.51
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.81	$2.48

Note 5: Film and Television Costs

(in millions)	September 30, 2016	December 31, 2015
Film Costs:
Released, less amortization	$1,586	$1,275
Completed, not released	222	226
In production and in development	1,402	907
	3,210	2,408
Television Costs:
Released, less amortization	1,839	1,573
In production and in development	886	737
	2,725	2,310
Programming rights, less amortization	2,587	2,350
	8,522	7,068
Less: Current portion of programming rights	1,369	1,213
Film and television costs	$7,153	$5,855

Note 6: Investments

(in millions)	September 30, 2016	December 31, 2015
Fair Value Method	$166	$167
Equity Method:
Atairos	363	—
Hulu	286	184
Other	563	494
	1,212	678
Cost Method:
AirTouch	1,595	1,583
Other	938	902
	2,533	2,485
Total investments	3,911	3,330
Less: Current investments	54	106
Noncurrent investments	$3,857	$3,224

Comcast Corporation

Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Gains on sales and exchanges of investments, net	$24	$3	$39	$7
Investment impairment losses	(7)	(15)	(28)	(46)
Unrealized gains (losses) on securities underlying prepaid forward sale agreements	—	—	—	42
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(4)	(5)	(3)	(42)
Interest and dividend income	31	27	91	83
Other, net	36	(36)	69	(20)
Investment income (loss), net	$80	$(26)	$168	$24

Equity Method

The Weather Channel

On January 29, 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain for the nine months ended September 30, 2016 of $108 million in other income (expense), net.

During the nine months ended September 30, 2015, The Weather Channel recorded an impairment charge related to goodwill. We recorded an expense of $252 million that represents NBCUniversal’s proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

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

For the nine months ended September 30, 2016, we made capital contributions totaling $399 million to Atairos.

Hulu

In August 2016, Time Warner Inc. acquired a 10% interest in Hulu, LLC (“Hulu”), which diluted our interest in Hulu from 33% to 30%. For a period not to exceed three years, Time Warner may put its shares to Hulu or Hulu

Comcast Corporation

may call Time Warner’s shares under certain limited circumstances arising from regulatory review. Given the contingent nature of the put and call options, we recorded a deferred gain of $159 million and a corresponding increase to our investment in Hulu as a result of the dilution. The deferred gain will be recognized in other income (expense), net if and when the options expire unexercised.

For the three and nine months ended September 30, 2016, we recognized our proportionate share of losses of $43 million and $108 million, respectively, related to our investment in Hulu. For the three and nine months ended September 30, 2015, we recognized our proportionate share of losses of $19 million and $43 million, respectively, related to our investment in Hulu.

Cost Method

AirTouch

We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of September 30, 2016, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

Note 7: Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2015	$12,389	$12,947	$806	$267	$6,344	$192	$32,945
Acquisitions	73	247	—	2,560	—	—	2,880
Adjustments	175	—	—	2	(255)	(181)	(259)
Foreign currency translation	—	5	—	10	1,071	—	1,086
Balance, September 30, 2016	$12,637	$13,199	$806	$2,839	$7,160	$11	$36,652

Acquisitions during the nine months ended September 30, 2016 included the DreamWorks acquisition in our Filmed Entertainment segment (see Note 4 for additional information). Adjustments to goodwill during the nine months ended September 30, 2016 included the updated preliminary allocation of the purchase price for Universal Studios Japan in our Theme Parks segment and the reclassification of certain operations and businesses from Corporate and Other to our Cable Communications segment.

Note 8: Long-Term Debt

As of September 30, 2016, our debt had a carrying value of $60.4 billion and an estimated fair value of $69.4 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Borrowings and Repayments

In July 2016, we issued $700 million aggregate principal amount of 1.625% senior notes due 2022, $1.4 billion aggregate principal amount of 2.35% senior notes due 2027, $1.0 billion aggregate principal amount of 3.20% senior notes due 2036 and $1.4 billion aggregate principal amount of 3.40% senior notes due 2046. The proceeds from this offering were primarily used to fund our acquisition of DreamWorks. In May 2016, we issued $1.43 billion aggregate principal amount of 4.05% senior notes due 2046. In February and March 2016, we issued $1.1 billion aggregate principal amount of 2.75% senior notes due 2023 and $2.2 billion aggregate principal amount of 3.15% senior notes due 2026.

Comcast Corporation

Following our acquisition of DreamWorks, we paid $381 million to settle all of the debt we assumed in the DreamWorks acquisition. In June 2016, we repaid at maturity $750 million aggregate principal amount of 4.95% senior notes due 2016. In April 2016, we repaid at maturity $1 billion aggregate principal amount of 2.875% senior notes due 2016 and $700 million aggregate principal amount of NBCUniversal Enterprise Inc.’s (“NBCUniversal Enterprise”) senior notes due 2016.

Revolving Credit Facilities

In May 2016, we entered into a new $7 billion revolving credit facility due 2021 with a syndicate of banks (“Comcast revolving credit facility”) that may be used for general corporate purposes. We may increase the commitment under the Comcast revolving credit facility up to a total of $10 billion, as well as extend the expiration date to a date no later than 2023, subject to approval of the lenders. In addition, NBCUniversal Enterprise entered into a new $1.5 billion revolving credit facility due 2021 with a syndicate of banks (“NBCUniversal Enterprise revolving credit facility”) that may be used for general corporate purposes. We may increase the commitment under the NBCUniversal Enterprise revolving credit facility up to a total of $2 billion, as well as extend the expiration date to a date no later than 2023, subject to approval of the lenders. The new revolving credit facilities replaced Comcast’s $6.25 billion and NBCUniversal Enterprise’s $1.35 billion revolving credit facilities, which were terminated in connection with the execution of the new revolving credit facilities. The interest rates on the new revolving credit facilities consist of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2016, the borrowing margin for borrowings based on the London Interbank Offered Rate was 1.00%. The terms of the new revolving credit facilities’ financial covenants and guarantees are substantially the same as those under the prior revolving credit facilities.

As of September 30, 2016, amounts available under the new consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.6 billion, which included $408 million available under NBCUniversal Enterprise’s revolving credit facility.

Commercial Paper Programs

As of September 30, 2016, Comcast and NBCUniversal Enterprise had $505 million and $1.1 billion, respectively, face amount of commercial paper outstanding.

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

Comcast Corporation

Recurring Fair Value Measurements

	Fair Value as of
	September 30, 2016				December 31, 2015
(in millions)	Level 1	Level 2	Level 3	Total	Total
Assets
Trading securities	$5	$—	$—	$5	$22
Available-for-sale securities	—	126	11	137	133
Interest rate swap agreements	—	43	—	43	53
Other	—	6	24	30	17
Total	$5	$175	$35	$215	$225

Liabilities
Other	$—	$212	$—	$212	$91
Total	$—	$212	$—	$212	$91

Fair Value of Redeemable Subsidiary Preferred Stock

As of September 30, 2016, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $757 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

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

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Restricted share units	$77	$67	$236	$205
Stock options	48	40	133	118
Employee stock purchase plans	6	6	22	20
Total	$131	$113	$391	$343

As of September 30, 2016, we had unrecognized pretax compensation expense of $771 million and $425 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation

Note 11: Supplemental Financial Information

Receivables

(in millions)	September 30, 2016	December 31, 2015
Receivables, gross	$8,090	$7,595
Less: Allowance for returns and customer incentives	289	473
Less: Allowance for doubtful accounts	268	226
Receivables, net	$7,533	$6,896

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2016	September 30, 2015
Unrealized gains (losses) on marketable securities	$2	$1
Deferred gains (losses) on cash flow hedges	(52)	(29)
Unrecognized gains (losses) on employee benefit obligations	8	(54)
Cumulative translation adjustments	76	(113)
Accumulated other comprehensive income (loss), net of deferred taxes	$34	$(195)

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2016	2015
Net income	$6,628	$6,357
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,062	6,410
Share-based compensation	495	430
Noncash interest expense (income), net	172	147
Equity in net (income) losses of investees, net	64	202
Cash received from investees	58	139
Net (gain) loss on investment activity and other	(159)	(344)
Deferred income taxes	985	67
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(315)	(322)
Film and television costs, net	(593)	(65)
Accounts payable and accrued expenses related to trade creditors	46	169
Other operating assets and liabilities	(946)	623
Net cash provided by operating activities	$13,497	$13,813

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Interest	$808	$673	$2,043	$1,914
Income taxes	$1,031	$1,146	$2,716	$3,145

Noncash Investing and Financing Activities

During the nine months ended September 30, 2016:

•	we acquired $1.3 billion of property and equipment and intangible assets that were accrued but unpaid

Comcast Corporation

•	we recorded a liability of $658 million for a quarterly cash dividend of $0.275 per common share to be paid in October 2016

Note 12: Commitments and Contingencies

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

•

Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide. On August 22, 2016, we acquired all of the outstanding stock of DreamWorks.

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

	Three Months Ended September 30, 2016
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$12,557	$4,986	$1,929	$3,057	$2,044
NBCUniversal
Cable Networks(c)	2,942	893	184	709	7
Broadcast Television(c)	3,087	378	27	351	28
Filmed Entertainment	1,792	353	13	340	6
Theme Parks(d)	1,440	706	130	576	228
Headquarters and Other(e)	1	(183)	91	(274)	67
Eliminations(f)	(84)	(1)	—	(1)	—
NBCUniversal	9,178	2,146	445	1,701	336
Corporate and Other(b)	168	(223)	21	(244)	26
Eliminations(d)(f)	(584)	(74)	—	(74)	—
Comcast Consolidated	$21,319	$6,835	$2,395	$4,440	$2,406

	Three Months Ended September 30, 2015
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$11,751	$4,726	$1,782	$2,944	$1,853
NBCUniversal
Cable Networks	2,412	835	193	642	9
Broadcast Television	1,971	150	26	124	28
Filmed Entertainment	1,946	376	8	368	2
Theme Parks(d)	896	434	72	362	156
Headquarters and Other(e)	5	(164)	81	(245)	94
Eliminations(f)	(79)	2	—	2	—
NBCUniversal	7,151	1,633	380	1,253	289
Corporate and Other(b)	167	(211)	21	(232)	23
Eliminations(d)(f)	(400)	36	—	36	—
Comcast Consolidated	$18,669	$6,184	$2,183	$4,001	$2,165

	Nine Months Ended September 30, 2016
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$37,205	$14,923	$5,676	$9,247	$5,501
NBCUniversal
Cable Networks(c)	7,961	2,793	561	2,232	15
Broadcast Television(c)	7,299	1,056	89	967	77
Filmed Entertainment	4,526	576	33	543	14
Theme Parks(d)	3,602	1,550	373	1,177	668
Headquarters and Other(e)	10	(518)	268	(786)	217
Eliminations(f)	(256)	—	—	—	—
NBCUniversal	23,142	5,457	1,324	4,133	991
Corporate and Other(b)	547	(668)	62	(730)	70
Eliminations(d)(f)	(1,516)	(55)	—	(55)	—
Comcast Consolidated	$59,378	$19,657	$7,062	$12,595	$6,562

Comcast Corporation

	Nine Months Ended September 30, 2015
(in millions)	Revenue(g)	Operating Income (Loss) Before Depreciation and Amortization(h)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Communications(a)(b)	$34,932	$14,161	$5,194	$8,967	$4,977
NBCUniversal
Cable Networks	7,221	2,605	588	2,017	20
Broadcast Television(c)	6,032	563	85	478	53
Filmed Entertainment	5,658	1,091	19	1,072	7
Theme Parks(d)	2,320	1,012	214	798	484
Headquarters and Other(e)	12	(473)	243	(716)	265
Eliminations(f)	(258)	2	—	2	—
NBCUniversal	20,985	4,800	1,149	3,651	829
Corporate and Other(b)	524	(651)	67	(718)	56
Eliminations(d)(f)	(1,176)	96	—	96	—
Comcast Consolidated	$55,265	$18,406	$6,410	$11,996	$5,862

(a)	For the three and nine months ended September 30, 2016 and 2015, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
Residential:
Video	44.5%	45.5%	44.9%	46.1%
High-speed Internet	27.1%	26.6%	27.0%	26.5%
Voice	7.0%	7.7%	7.2%	7.8%
Business services	11.1%	10.3%	10.9%	10.0%
Advertising	5.1%	5.0%	4.8%	4.8%
Other	5.2%	4.9%	5.2%	4.8%
Total	100%	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For both the three and nine months ended September 30, 2016 and 2015, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)

Beginning in the first quarter of 2016, certain operations and businesses, including several strategic business initiatives, that were previously presented in Corporate and Other are now presented in our Cable Communications segment to reflect a change in our management reporting presentation. For segment reporting purposes, we have adjusted all periods presented to reflect this change.

(c)

The revenue and operating costs and expenses associated with our broadcast of the 2016 Rio Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

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

Note 14: Condensed Consolidating Financial Information

Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”), and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the Comcast revolving credit facility.

Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $3.3 billion of senior notes, revolving credit facility and commercial paper program. NBCUniversal Media Parent does not guarantee NBCUniversal Enterprise’s senior notes, revolving credit facility or commercial paper program.

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

Comcast Corporation

Condensed Consolidating Balance Sheet

September 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$576	$2,231	$—	$2,807
Receivables, net	—	—	—	—	7,533	—	7,533
Programming rights	—	—	—	—	1,369	—	1,369
Other current assets	70	—	—	16	3,433	—	3,519
Total current assets	70	—	—	592	14,566	—	15,228
Film and television costs	—	—	—	—	7,153	—	7,153
Investments	58	—	—	449	3,350	—	3,857
Investments in and amounts due from subsidiaries eliminated upon consolidation	96,542	119,137	125,719	47,218	119,344	(507,960)	—
Property and equipment, net	244	—	—	—	35,412	—	35,656
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	36,652	—	36,652
Other intangible assets, net	10	—	—	—	17,346	—	17,356
Other noncurrent assets, net	1,388	147	—	89	2,328	(1,294)	2,658
Total assets	$98,312	$119,284	$125,719	$48,348	$295,515	$(509,254)	$177,924

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$7	$—	$—	$—	$6,587	$—	$6,594
Accrued participations and residuals	—	—	—	—	1,570	—	1,570
Accrued expenses and other current liabilities	1,448	335	224	361	4,173	—	6,541
Current portion of long-term debt	1,504	—	550	4	1,275	—	3,333
Total current liabilities	2,959	335	774	365	13,605	—	18,038
Long-term debt, less current portion	39,177	138	2,100	8,208	7,472	—	57,095
Deferred income taxes	—	561	—	93	35,017	(1,148)	34,523
Other noncurrent liabilities	2,695	—	—	1,160	7,410	(146)	11,119
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,326	—	1,326
Equity:
Common stock	28	—	—	—	—	—	28
Other shareholders’ equity	53,453	118,250	122,845	38,522	228,343	(507,960)	53,453
Total Comcast Corporation shareholders’ equity	53,481	118,250	122,845	38,522	228,343	(507,960)	53,481
Noncontrolling interests	—	—	—	—	2,342	—	2,342
Total equity	53,481	118,250	122,845	38,522	230,685	(507,960)	55,823
Total liabilities and equity	$98,312	$119,284	$125,719	$48,348	$295,515	$(509,254)	$177,924

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$414	$1,881	$—	$2,295
Receivables, net	—	—	—	—	6,896	—	6,896
Programming rights	—	—	—	—	1,213	—	1,213
Other current assets	69	—	—	17	1,813	—	1,899
Total current assets	69	—	—	431	11,803	—	12,303
Film and television costs	—	—	—	—	5,855	—	5,855
Investments	33	—	—	430	2,761	—	3,224
Investments in and amounts due from subsidiaries eliminated upon consolidation	87,142	111,241	119,354	42,441	109,598	(469,776)	—
Property and equipment, net	210	—	—	—	33,455	—	33,665
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	32,945	—	32,945
Other intangible assets, net	12	—	—	—	16,934	—	16,946
Other noncurrent assets, net	1,301	147	—	78	2,114	(1,368)	2,272
Total assets	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,199	$—	$6,215
Accrued participations and residuals	—	—	—	—	1,572	—	1,572
Accrued expenses and other current liabilities	1,789	335	290	389	3,961	—	6,764
Current portion of long-term debt	1,149	—	—	1,005	1,473	—	3,627
Total current liabilities	2,954	335	290	1,394	13,205	—	18,178
Long-term debt, less current portion	31,106	130	2,650	8,211	6,897	—	48,994
Deferred income taxes	—	624	—	66	34,098	(1,222)	33,566
Other noncurrent liabilities	2,438	—	—	1,087	7,258	(146)	10,637
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,221	—	1,221
Equity:
Common stock	29	—	—	—	—	—	29
Other shareholders’ equity	52,240	110,299	116,414	32,622	210,441	(469,776)	52,240
Total Comcast Corporation shareholders’ equity	52,269	110,299	116,414	32,622	210,441	(469,776)	52,269
Noncontrolling interests	—	—	—	—	1,709	—	1,709
Total equity	52,269	110,299	116,414	32,622	212,150	(469,776)	53,978
Total liabilities and equity	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$21,319	$—	$21,319
Management fee revenue	268	—	263	—	—	(531)	—
	268	—	263	—	21,319	(531)	21,319
Costs and Expenses:
Programming and production	—	—	—	—	7,003	—	7,003
Other operating and administrative	194	—	263	222	5,846	(531)	5,994
Advertising, marketing and promotion	—	—	—	—	1,487	—	1,487
Depreciation	7	—	—	—	1,858	—	1,865
Amortization	1	—	—	—	529	—	530
	202	—	263	222	16,723	(531)	16,879
Operating income (loss)	66	—	—	(222)	4,596	—	4,440
Other Income (Expense):
Interest expense	(502)	(3)	(59)	(113)	(74)	—	(751)
Investment income (loss), net	3	(4)	—	(12)	93	—	80
Equity in net income (losses) of investees, net	2,519	2,385	2,134	1,644	1,255	(9,971)	(34)
Other income (expense), net	—	—	—	(2)	(9)	—	(11)
	2,020	2,378	2,075	1,517	1,265	(9,971)	(716)
Income (loss) before income taxes	2,086	2,378	2,075	1,295	5,861	(9,971)	3,724
Income tax (expense) benefit	151	2	21	(6)	(1,568)	—	(1,400)
Net income (loss)	2,237	2,380	2,096	1,289	4,293	(9,971)	2,324
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(87)	—	(87)
Net income (loss) attributable to Comcast Corporation	$2,237	$2,380	$2,096	$1,289	$4,206	$(9,971)	$2,237
Comprehensive income (loss) attributable to Comcast Corporation	$2,270	$2,388	$2,096	$1,310	$4,235	$(10,029)	$2,270

Comcast Corporation

Condensed Consolidating Statement of Income

For the Three Months Ended September 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$18,669	$—	$18,669
Management fee revenue	251	—	244	—	—	(495)	—
	251	—	244	—	18,669	(495)	18,669
Costs and Expenses:
Programming and production	—	—	—	—	5,582	—	5,582
Other operating and administrative	146	—	244	235	5,260	(495)	5,390
Advertising, marketing and promotion	—	—	—	—	1,513	—	1,513
Depreciation	8	—	—	—	1,689	—	1,697
Amortization	1	—	—	—	485	—	486
	155	—	244	235	14,529	(495)	14,668
Operating income (loss)	96	—	—	(235)	4,140	—	4,001
Other Income (Expense):
Interest expense	(428)	(3)	(65)	(111)	(52)	—	(659)
Investment income (loss), net	3	(4)	—	(3)	(22)	—	(26)
Equity in net income (losses) of investees, net	2,210	2,123	1,981	1,289	928	(8,530)	1
Other income (expense), net	—	—	—	(7)	(46)	—	(53)
	1,785	2,116	1,916	1,168	808	(8,530)	(737)
Income (loss) before income taxes	1,881	2,116	1,916	933	4,948	(8,530)	3,264
Income tax (expense) benefit	115	2	23	(6)	(1,357)	—	(1,223)
Net income (loss)	1,996	2,118	1,939	927	3,591	(8,530)	2,041
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(45)	—	(45)
Net income (loss) attributable to Comcast Corporation	$1,996	$2,118	$1,939	$927	$3,546	$(8,530)	$1,996
Comprehensive income (loss) attributable to Comcast Corporation	$1,967	$2,112	$1,940	$902	$3,546	$(8,500)	$1,967

Comcast Corporation

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$59,378	$—	$59,378
Management fee revenue	793	—	778	—	—	(1,571)	—
	793	—	778	—	59,378	(1,571)	59,378
Costs and Expenses:
Programming and production	—	—	—	—	17,926	—	17,926
Other operating and administrative	635	—	778	739	16,699	(1,571)	17,280
Advertising, marketing and promotion	—	—	—	—	4,515	—	4,515
Depreciation	21	—	—	—	5,497	—	5,518
Amortization	4	—	—	—	1,540	—	1,544
	660	—	778	739	46,177	(1,571)	46,783
Operating income (loss)	133	—	—	(739)	13,201	—	12,595
Other Income (Expense):
Interest expense	(1,431)	(9)	(179)	(342)	(225)	—	(2,186)
Investment income (loss), net	6	(3)	—	(20)	185	—	168
Equity in net income (losses) of investees, net	7,239	6,924	6,375	4,229	3,160	(27,991)	(64)
Other income (expense), net	—	—	—	115	(11)	—	104
	5,814	6,912	6,196	3,982	3,109	(27,991)	(1,978)
Income (loss) before income taxes	5,947	6,912	6,196	3,243	16,310	(27,991)	10,617
Income tax (expense) benefit	452	4	63	(19)	(4,489)	—	(3,989)
Net income (loss)	6,399	6,916	6,259	3,224	11,821	(27,991)	6,628
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(229)	—	(229)
Net income (loss) attributable to Comcast Corporation	$6,399	$6,916	$6,259	$3,224	$11,592	$(27,991)	$6,399
Comprehensive income (loss) attributable to Comcast Corporation	$6,607	$7,015	$6,261	$3,552	$12,134	$(28,962)	$6,607

Comcast Corporation

Condensed Consolidating Statement of Income

For the Nine Months Ended September 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$55,265	$—	$55,265
Management fee revenue	747	—	727	—	—	(1,474)	—
	747	—	727	—	55,265	(1,474)	55,265
Costs and Expenses:
Programming and production	—	—	—	—	16,714	—	16,714
Other operating and administrative	597	—	727	727	15,161	(1,474)	15,738
Advertising, marketing and promotion	—	—	—	—	4,407	—	4,407
Depreciation	23	—	—	—	4,982	—	5,005
Amortization	4	—	—	—	1,401	—	1,405
	624	—	727	727	42,665	(1,474)	43,269
Operating income (loss)	123	—	—	(727)	12,600	—	11,996
Other Income (Expense):
Interest expense	(1,310)	(9)	(211)	(347)	(151)	—	(2,028)
Investment income (loss), net	4	(3)	—	(17)	40	—	24
Equity in net income (losses) of investees, net	6,963	6,511	5,993	3,801	2,489	(25,959)	(202)
Other income (expense), net	(3)	—	—	(2)	369	—	364
	5,654	6,499	5,782	3,435	2,747	(25,959)	(1,842)
Income (loss) before income taxes	5,777	6,499	5,782	2,708	15,347	(25,959)	10,154
Income tax (expense) benefit	415	4	74	(17)	(4,273)	—	(3,797)
Net income (loss)	6,192	6,503	5,856	2,691	11,074	(25,959)	6,357
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(165)	—	(165)
Net income (loss) attributable to Comcast Corporation	$6,192	$6,503	$5,856	$2,691	$10,909	$(25,959)	$6,192
Comprehensive income (loss) attributable to Comcast Corporation	$6,143	$6,489	$5,855	$2,639	$10,908	$(25,891)	$6,143

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,129)	$—	$(179)	$(1,068)	$15,873	$—	$13,497
Investing Activities
Net transactions with affiliates	(1,746)	—	179	2,150	(583)	—	—
Capital expenditures	(9)	—	—	—	(6,553)	—	(6,562)
Cash paid for intangible assets	(4)	—	—	—	(1,159)	—	(1,163)
Acquisitions and construction of real estate properties	(2)	—	—	—	(301)	—	(303)
Acquisitions, net of cash acquired	—	—	—	—	(3,904)	—	(3,904)
Proceeds from sales of businesses and investments	—	—	—	104	84	—	188
Purchases of investments	(23)	—	—	(9)	(586)	—	(618)
Deposits	—	—	—	—	(1,761)	—	(1,761)
Other	(108)	—	—	(35)	114	—	(29)
Net cash provided by (used in) investing activities	(1,892)	—	179	2,210	(14,649)	—	(14,152)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	105	—	—	—	505	—	610
Proceeds from borrowings	9,231	—	—	—	—	—	9,231
Repurchases and repayments of debt	(750)	—	—	(1,005)	(1,239)	—	(2,994)
Repurchases and retirements of common stock	(3,762)	—	—	—	—	—	(3,762)
Dividends paid	(1,944)	—	—	—	—	—	(1,944)
Issuances of common stock	23	—	—	—	—	—	23
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(194)	—	(194)
Other	118	—	—	25	54	—	197
Net cash provided by (used in) financing activities	3,021	—	—	(980)	(874)	—	1,167
Increase (decrease) in cash and cash equivalents	—	—	—	162	350	—	512
Cash and cash equivalents, beginning of period	—	—	—	414	1,881	—	2,295
Cash and cash equivalents, end of period	$—	$—	$—	$576	$2,231	$—	$2,807

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Nine Months Ended September 30, 2015

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(725)	$51	$(24)	$(1,019)	$15,530	$—	$13,813
Investing Activities
Net transactions with affiliates	6,786	(51)	697	2,249	(9,681)	—	—
Capital expenditures	(19)	—	—	—	(5,843)	—	(5,862)
Cash paid for intangible assets	(3)	—	—	—	(913)	—	(916)
Acquisitions and construction of real estate properties	—	—	—	—	(116)	—	(116)
Acquisitions, net of cash acquired	—	—	—	—	(286)	—	(286)
Proceeds from sales of businesses and investments	—	—	—	1	419	—	420
Purchases of investments	(3)	—	—	(400)	(309)	—	(712)
Other	7	—	—	(5)	266	—	268
Net cash provided by (used in) investing activities	6,768	(51)	697	1,845	(16,463)	—	(7,204)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	—	—	—	—	(220)	—	(220)
Proceeds from borrowings	3,996	—	—	—	—	—	3,996
Repurchases and repayments of debt	(2,650)	—	(673)	(1,002)	(28)	—	(4,353)
Repurchases and retirements of common stock	(5,770)	—	—	—	—	—	(5,770)
Dividends paid	(1,823)	—	—	—	—	—	(1,823)
Issuances of common stock	35	—	—	—	—	—	35
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(178)	—	(178)
Other	169	—	—	—	(482)	—	(313)
Net cash provided by (used in) financing activities	(6,043)	—	(673)	(1,002)	(908)	—	(8,626)
Increase (decrease) in cash and cash equivalents	—	—	—	(176)	(1,841)	—	(2,017)
Cash and cash equivalents, beginning of period	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of period	$—	$—	$—	$209	$1,684	$—	$1,893

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

Cable Communications Segment

Comcast Cable is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these and other services to business customers. As of September 30, 2016, our cable systems had 28.3 million total customer relationships; served 22.4 million video customers, 24.3 million high-speed Internet customers and 11.6 million voice customers; and passed more than 56 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers subscribing to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the nine months ended September 30, 2016, our Cable Communications segment generated 63% of our consolidated revenue and 76% of our operating income before depreciation and amortization.

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

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising units on our broadcast networks, owned local television stations and related digital media properties, from the licensing of our owned programming to various distribution platforms, including to cable and broadcast networks as well as to subscription video on demand services, from fees received under retransmission consent agreements, and from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and in digital formats.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names. In August 2016, we acquired DreamWorks Animation SKG, Inc. (“DreamWorks”) for $3.8 billion and assumed $381 million of its debt. DreamWorks creates animated feature films, television series and specials, live entertainment and related consumer products. Our Filmed Entertainment segment generates revenue primarily from the worldwide theatrical release of owned and acquired films for exhibition in movie theaters, from the licensing of owned and acquired films through various distribution platforms, and from the sale of owned and acquired films on DVDs and in digital formats. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California. In November 2015, NBCUniversal acquired a 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”). In addition, along with a consortium of Chinese state-owned companies, we are developing a theme park in China. Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our theme parks, as well as from fees for the licensing of intellectual property and other services.

Other

We currently anticipate launching a Comcast-branded wireless phone service in 2017 using our virtual network operator rights to offer the service over Verizon’s wireless network, although we are still evaluating the parameters of the anticipated offering. A wireless phone service will have success-based working capital requirements, primarily associated with handset procurement, as we launch the new service.

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

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters, on DVD and through digital distribution services. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holiday season. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our content is made available to licensees.

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel and weather variations, local entertainment offerings and the opening of new attractions. Our theme parks generally experience peak attendance during the spring holiday period, the summer months when schools are closed and the holiday season.

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015		2016	2015
Revenue	$21,319	$18,669	14.2%	$59,378	$55,265	7.4%
Costs and Expenses:
Programming and production	7,003	5,582	25.5	17,926	16,714	7.3
Other operating and administrative	5,994	5,390	11.2	17,280	15,738	9.8
Advertising, marketing and promotion	1,487	1,513	(1.7)	4,515	4,407	2.5
Depreciation	1,865	1,697	9.9	5,518	5,005	10.3
Amortization	530	486	9.1	1,544	1,405	9.9
Operating income	4,440	4,001	11.0	12,595	11,996	5.0
Other income (expense) items, net	(716)	(737)	(2.8)	(1,978)	(1,842)	7.4
Income before income taxes	3,724	3,264	14.1	10,617	10,154	4.6
Income tax expense	(1,400)	(1,223)	14.5	(3,989)	(3,797)	5.1
Net income	2,324	2,041	13.8	6,628	6,357	4.3
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(87)	(45)	89.1	(229)	(165)	38.4
Net income attributable to Comcast Corporation	$2,237	$1,996	12.1%	$6,399	$6,192	3.4%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increases in consolidated revenue for the three and nine months ended September 30, 2016. The increases in our Theme Parks segment for both the three and nine months ended September 30, 2016 were associated with the acquisition of a 51% interest in Universal Studios Japan in November 2015. The increases in consolidated revenue for the three and nine months ended September 30, 2016 were partially offset by decreases in revenue in our Filmed Entertainment segment. Consolidated revenue for the three and nine months ended September 30, 2016 included $1.6 billion of revenue associated with our broadcast of the 2016 Rio Olympics in August 2016, of which $1.2 billion was advertising revenue. Consolidated revenue for the nine months ended September 30, 2015 included $376 million of revenue associated with our broadcast of the 2015 Super Bowl in February 2015. Excluding the impact of these events, consolidated revenue increased 5.5% and 5.2% for the three and nine months ended September 30, 2016, respectively.

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

Our Cable Communications, Cable Networks, Broadcast Television and Theme Parks segments accounted for the increases in consolidated operating costs and expenses for the three and nine months ended September 30, 2016. The increases in operating costs and expenses in our Theme Parks segment for the three and nine months ended September 30, 2016 were associated with the acquisition of a 51% interest in Universal Studios Japan in November 2015. The increases in consolidated operating costs and expenses for the three and nine months ended September 30, 2016 were partially offset by lower operating costs and expenses in our Filmed Entertainment segment. For the nine months ended September 30, 2015, our consolidated operating costs and expenses included transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions of $178 million.

Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Depreciation and Amortization Expenses

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015		2016	2015
Cable Communications	$1,929	$1,782	8.2%	$5,676	$5,194	9.3%
NBCUniversal	445	380	17.6	1,324	1,149	15.3
Corporate and Other	21	21	(2.5)	62	67	(6.6)
Comcast Consolidated	$2,395	$2,183	9.7%	$7,062	$6,410	10.2%

Consolidated depreciation and amortization expenses increased for the three and nine months ended September 30, 2016 primarily due to increases in capital expenditures, as well as expenditures for software, in our Cable Communications segment in recent years, and the acquisition of a 51% interest in Universal Studios Japan in NBCUniversal’s Theme Parks segment. We continue to invest in customer premise equipment, primarily for our X1 platform, wireless gateways and cloud DVR technology, and in equipment to increase our network capacity. In addition, because these assets generally have shorter estimated useful lives, our depreciation expenses increased for the three and nine months ended September 30, 2016.

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

Cable Communications Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Residential:
Video	$5,591	$5,348	$243	4.5%
High-speed Internet	3,405	3,129	276	8.8
Voice	878	900	(22)	(2.4)
Business services	1,399	1,211	188	15.5
Advertising	634	588	46	7.7
Other	650	575	75	13.0
Total revenue	12,557	11,751	806	6.9
Operating costs and expenses
Programming	2,905	2,607	298	11.4
Technical and product support	1,611	1,518	93	6.2
Customer service	628	608	20	3.5
Franchise and other regulatory fees	371	347	24	7.0
Advertising, marketing and promotion	935	873	62	7.2
Other	1,121	1,072	49	4.3
Total operating costs and expenses	7,571	7,025	546	7.8
Operating income before depreciation and amortization	$4,986	$4,726	$260	5.5%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Residential:
Video	$16,710	$16,110	$600	3.7%
High-speed Internet	10,049	9,274	775	8.4
Voice	2,667	2,709	(42)	(1.5)
Business services	4,070	3,490	580	16.6
Advertising	1,790	1,664	126	7.6
Other	1,919	1,685	234	13.8
Total revenue	37,205	34,932	2,273	6.5
Operating costs and expenses
Programming	8,659	7,917	742	9.4
Technical and product support	4,709	4,437	272	6.1
Customer service	1,872	1,770	102	5.8
Franchise and other regulatory fees	1,106	1,028	78	7.6
Advertising, marketing and promotion	2,651	2,504	147	5.9
Other	3,285	3,115	170	5.4
Total operating costs and expenses	22,282	20,771	1,511	7.3
Operating income before depreciation and amortization	$14,923	$14,161	$762	5.4%

Customer Metrics

	Total Customers		Net Additional Customers
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(in thousands)	2016	2015	2016	2015	2016	2015
Total customer relationships	28,301	27,421	216	156	600	385
Single product customers	8,488	8,367	72	24	122	(42)
Double product customers	9,540	9,066	141	130	319	316
Triple product customers	10,273	9,988	4	1	159	112
Video customers	22,428	22,258	32	(48)	81	(124)
High-speed Internet customers	24,316	22,868	330	320	988	907
Voice customers	11,643	11,336	2	17	168	143

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

Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2016 was $148.47 and $147.63, respectively. Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2015 was $143.26 and $142.55, respectively.

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

Cable Communications Segment—Revenue

Video

Video revenue increased 4.5% and 3.7% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The primary contributors to revenue growth were rate adjustments and, to a lesser extent, increases in the number of residential customers subscribing to additional services such as premium channels and advanced services. These contributors accounted for increases in revenue of 4.3% and 3.8% for the three and nine months ended September 30, 2016, respectively. The increase for the nine months ended September 30, 2016 was partially offset by additional revenue in the prior year period associated with a boxing event available on pay-per-view. All of the increase in net additional video customers was attributable to reduced customer churn, which we believe is a result of our continued deployment of our X1 platform as well as improvements we have made more broadly in enhancing the customer experience. We have in the past, and may in the future, experience declines in the number of residential video customers due to competitive pressures and the impact of rate adjustments.

High-Speed Internet

High-speed Internet revenue increased 8.8% and 8.4% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. Increases in the number of residential customers receiving our high-speed Internet service accounted for increases in revenue of 6.1% and 6.0% for the three and nine months ended September 30, 2016, respectively. The remaining increases in revenue for the three and nine months ended September 30, 2016 were primarily due to increases in the number of customers receiving higher levels of service and rate adjustments. Our customer base continues to grow as consumers continue to choose our high-speed Internet service and seek higher-speed offerings.

Voice

Voice revenue decreased 2.4% and 1.5% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. While the number of residential customers receiving voice services through our discounted bundled service offerings increased for the three and nine months ended September 30, 2016, revenue was negatively impacted by the allocation of voice revenue for our customers who receive bundled services compared to the same periods in 2015. The amount allocated to voice revenue in the rate charged for bundled services decreased for the three and nine months ended September 30, 2016 because video and high-speed Internet rates increased while voice rates remained relatively flat.

Business Services

Business services revenue increased 15.5% and 16.6% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015. The increases were primarily due to increases in the number of small business customers, as well as continued growth in our medium-sized business services, including Ethernet network and advanced voice services. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing.

Advertising

Advertising revenue increased 7.7% and 7.6% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to increases in political advertising revenue. Excluding political advertising revenue, advertising revenue decreased slightly for the three months ended September 30, 2016 and increased slightly for the nine months ended September 30, 2016 compared to the same periods in 2015.

For both the three and nine months ended September 30, 2016, 5% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For the three and nine months ended September 30, 2015, 8% and 6%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Other

Other revenue increased 13.0% and 13.8% for the three and nine months ended September 30, 2016, respectively, compared to the same periods in 2015 primarily due to increases in cable franchise and other regulatory fees and increases in revenue from our home security and automation services.

Cable Communications Segment—Operating Costs and Expenses

Programming expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increases in programming license fees, including contract renewals, retransmission consent fees, sports programming costs and fees to secure rights for additional programming for our customers across an increasing number of platforms. The increase in programming expenses for the nine months ended September 30, 2016 was partially offset by fees in the prior year period associated with a boxing event available on pay-per-view.

Technical and product support expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to expenses related to the development, delivery and support of our enhanced devices and services, including our X1 platform, cloud DVR technology and wireless gateways, and continued growth in business services and home security and automation services. The increases were also due to expenses related to investments to improve the customer experience.

Customer service expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increased support for improving the customer experience and increases in total labor costs, which reflect sales and support activities associated with the continued deployment of our enhanced devices and services, including our X1 platform, wireless gateways, and home security and automation services, and continued growth in business services.

Franchise and other regulatory fees increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increases in the revenue to which the fees apply.

Advertising, marketing and promotion expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other costs and expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increases in costs to support our advertising sales business, as well as increases in other administrative costs.

NBCUniversal Segments Actual and Pro Forma Results of Operations

	Three Months Ended September 30				Increase/(Decrease)
	2016	2015			%	%
(in millions)	Actual	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Combined
Revenue
Cable Networks	$2,942	$2,412	$—	$2,412	22.0%
Broadcast Television	3,087	1,971	—	1,971	56.6
Filmed Entertainment	1,792	1,946	—	1,946	(7.9)
Theme Parks	1,440	896	343	1,239	60.6	16.1%
Headquarters, other and eliminations	(83)	(74)	1	(73)	NM
Total revenue	$9,178	$7,151	$344	$7,495	28.3%	22.5%
Operating Income Before Depreciation and Amortization
Cable Networks	$893	$835	$—	$835	7.0%
Broadcast Television	378	150	—	150	151.5
Filmed Entertainment	353	376	—	376	(6.1)
Theme Parks	706	434	169	603	62.4	17.1%
Headquarters, other and eliminations	(184)	(162)	(1)	(163)	NM
Total operating income before depreciation and amortization	$2,146	$1,633	$168	$1,801	31.5%	19.2%

	Nine Months Ended September 30				Increase/(Decrease)
	2016	2015			%	%
(in millions)	Actual	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Combined
Revenue
Cable Networks	$7,961	$7,221	$—	$7,221	10.2%
Broadcast Television	7,299	6,032	—	6,032	21.0
Filmed Entertainment	4,526	5,658	—	5,658	(20.0)
Theme Parks	3,602	2,320	882	3,202	55.2	12.5%
Headquarters, other and eliminations	(246)	(246)	—	(246)	NM
Total revenue	$23,142	$20,985	$882	$21,867	10.3%	5.8%
Operating Income Before Depreciation and Amortization
Cable Networks	$2,793	$2,605	$—	$2,605	7.2%
Broadcast Television	1,056	563	—	563	87.6
Filmed Entertainment	576	1,091	—	1,091	(47.2)
Theme Parks	1,550	1,012	399	1,411	53.1	9.8%
Headquarters, other and eliminations	(518)	(471)	—	(471)	NM
Total operating income before depreciation and amortization	$5,457	$4,800	$399	$5,199	13.7%	5.0%

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

Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Distribution	$1,772	$1,392	$380	27.3%
Advertising	943	813	130	15.9
Content licensing and other	227	207	20	9.8
Total revenue	2,942	2,412	530	22.0
Operating costs and expenses
Programming and production	1,572	1,127	445	39.5
Other operating and administrative	344	320	24	7.3
Advertising, marketing and promotion	133	130	3	2.3
Total operating costs and expenses	2,049	1,577	472	29.9
Operating income before depreciation and amortization	$893	$835	$58	7.0%
	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Distribution	$4,644	$4,091	$553	13.5%
Advertising	2,708	2,581	127	4.9
Content licensing and other	609	549	60	11.0
Total revenue	7,961	7,221	740	10.2
Operating costs and expenses
Programming and production	3,824	3,275	549	16.8
Other operating and administrative	964	945	19	1.9
Advertising, marketing and promotion	380	396	(16)	(4.0)
Total operating costs and expenses	5,168	4,616	552	11.9
Operating income before depreciation and amortization	$2,793	$2,605	$188	7.2%

Cable Networks Segment—Revenue

Cable Networks revenue increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to increases in distribution revenue, advertising revenue and content licensing and other revenue. The increases in distribution revenue were primarily due to our broadcast of the 2016 Rio Olympics in August 2016, as well as increases in the contractual rates charged under distribution agreements and contract renewals, which were partially offset by declines in the number of subscribers at our cable networks. The increases in advertising revenue were primarily due to our broadcast of the 2016 Rio Olympics. In addition, while we continued to experience declines in audience ratings at our networks that negatively affected advertising revenue, the impact of audience ratings was partially offset by higher prices for advertising units sold. The increases in content licensing and other revenue were primarily due to the timing of content provided under our licensing agreements. Excluding $432 million of revenue associated with our broadcast of the 2016 Rio Olympics, Cable Networks segment revenue increased 4.1% and 4.3% for the three and nine months ended September 30, 2016, respectively.

For both the three and nine months ended September 30, 2016, 14% of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and nine months ended September 30, 2015, 13% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increases in programming and production costs associated with the 2016 Rio Olympics, as well as increases in sports programming rights costs.

Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Advertising	$2,281	$1,185	$1,096	92.4%
Content licensing	365	537	(172)	(32.0)
Distribution and other	441	249	192	77.5
Total revenue	3,087	1,971	1,116	56.6
Operating costs and expenses
Programming and production	2,205	1,357	848	62.5
Other operating and administrative	371	326	45	14.2
Advertising, marketing and promotion	133	138	(5)	(4.1)
Total operating costs and expenses	2,709	1,821	888	48.8
Operating income before depreciation and amortization	$378	$150	$228	151.5%
	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Advertising	$4,841	$3,974	$867	21.8%
Content licensing	1,367	1,342	25	1.9
Distribution and other	1,091	716	375	52.3
Total revenue	7,299	6,032	1,267	21.0
Operating costs and expenses
Programming and production	4,872	4,133	739	17.9
Other operating and administrative	1,024	957	67	7.0
Advertising, marketing and promotion	347	379	(32)	(8.4)
Total operating costs and expenses	6,243	5,469	774	14.1
Operating income before depreciation and amortization	$1,056	$563	$493	87.6%

Broadcast Television Segment—Revenue

Broadcast Television revenue increased for the three months ended September 30, 2016 compared to the same period in 2015 due to increases in advertising revenue and distribution and other revenue, which were partially offset by a decrease in content licensing revenue. Broadcast Television revenue increased for the nine months ended September 30, 2016 compared to the same period in 2015 due to increases in advertising revenue, distribution and other revenue, and content licensing revenue. The increases in advertising revenue were primarily due to our broadcast of the 2016 Rio Olympics. Advertising revenue also increased due to higher prices for advertising units sold, which was partially offset by declines in audience ratings. The increase in advertising revenue for the nine months ended September 30, 2016 was partially offset by additional advertising revenue in the prior year period associated with our broadcast of the 2015 Super Bowl. The increases in distribution and other revenue for the three and nine months ended September 30, 2016 were primarily due to our broadcast of the 2016 Rio Olympics, as well as increases in fees recognized under our retransmission consent agreements. The decrease in content licensing revenue for the three months ended September 30, 2016 was primarily due to the timing of content provided under our licensing agreements. Excluding $1.2 billion of revenue associated with our broadcast of the 2016 Rio Olympics, revenue decreased 3.6% for the three months ended September 30, 2016. Excluding the revenue associated with our broadcast of the 2016 Rio Olympics in the current year period and $376 million of revenue associated with our broadcast of the 2015 Super Bowl in the prior year period, revenue increased 8.0% for the nine months ended September 30, 2016.

Broadcast Television Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increases in programming and production costs associated with our broadcast of the 2016 Rio Olympics. The increase for the nine months ended September 30, 2016 was partially offset by programming and production costs in the prior year period associated with our broadcast of the 2015 Super Bowl.

Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Theatrical	$700	$886	$(186)	(21.1)%
Content licensing	595	496	99	19.8
Home entertainment	267	379	(112)	(29.6)
Other	230	185	45	25.8
Total revenue	1,792	1,946	(154)	(7.9)
Operating costs and expenses
Programming and production	800	911	(111)	(12.2)
Other operating and administrative	314	221	93	42.2
Advertising, marketing and promotion	325	438	(113)	(25.8)
Total operating costs and expenses	1,439	1,570	(131)	(8.3)
Operating income before depreciation and amortization	$353	$376	$(23)	(6.1)%
	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue
Theatrical	$1,233	$2,663	$(1,430)	(53.7)%
Content licensing	1,845	1,401	444	31.7
Home entertainment	783	1,065	(282)	(26.4)
Other	665	529	136	25.8
Total revenue	4,526	5,658	(1,132)	(20.0)
Operating costs and expenses
Programming and production	2,050	2,671	(621)	(23.2)
Other operating and administrative	750	631	119	19.0
Advertising, marketing and promotion	1,150	1,265	(115)	(9.1)
Total operating costs and expenses	3,950	4,567	(617)	(13.5)
Operating income before depreciation and amortization	$576	$1,091	$(515)	(47.2)%

Filmed Entertainment Segment—Revenue

Filmed Entertainment revenue decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 due to decreases in theatrical revenue and home entertainment revenue, which were partially offset by increases in content licensing revenue and other revenue. Total revenue included amounts attributable to DreamWorks for the period from August 22, 2016 through September 30, 2016. The decrease in theatrical revenue for the three months ended September 30, 2016 was primarily due to the strong performances of Jurassic World and Minions in the prior year period, which were partially offset by the strong performance of The Secret Life of Pets in the current year period. The decrease in theatrical revenue for the nine months ended September 30, 2016 was due to the strong performance in the prior year period of our larger film slate, which included Furious 7, Jurassic World and Minions. The decreases in home entertainment revenue were primarily due to the strong performance of several releases in the prior year period, including Furious 7 and Pitch Perfect 2. The increases in content licensing revenue were primarily due to the timing of when content related to our 2015 film slate was made available under licensing agreements. The increases in other revenue were primarily due to increases in revenue from Fandango.

Filmed Entertainment Segment—Operating Costs and Expenses

Operating costs and expenses decreased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to decreases in programming and production costs and advertising, marketing and promotion expenses, which were partially offset by increases in other operating and administrative expenses. Total operating costs and expenses included amounts attributable to DreamWorks for the period from August 22, 2016 through September 30, 2016, including $50 million related to severance costs. The decreases in programming and production costs were primarily due to lower amortization of film production costs in the current year periods due to our larger film slate in 2015, which included Furious 7, Jurassic World and Minions. The decreases in advertising, marketing and promotion expenses were primarily due to higher promotional costs associated with our larger film slate in the prior year periods.

Theme Parks Segment Actual and Pro Forma Results of Operations

	Three Months Ended September 30				Increase/(Decrease)
	2016	2015			Actual		Pro Forma Combined
(in millions)	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenue	$1,440	$896	$343	$1,239	$544	60.6%	$201	16.1%
Operating costs and expenses	734	462	174	636	272	59.0	98	15.3
Operating income before depreciation and amortization	$706	$434	$169	$603	$272	62.4%	$103	17.1%

	Nine Months Ended September 30				Increase/(Decrease)
	2016	2015			Actual		Pro Forma Combined
(in millions)	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	$	%	$	%
Revenue	$3,602	$2,320	$882	$3,202	$1,282	55.2%	$400	12.5%
Operating costs and expenses	2,052	1,308	483	1,791	744	56.9	261	14.6
Operating income before depreciation and amortization	$1,550	$1,012	$399	$1,411	$538	53.1%	$139	9.8%

Theme Parks Segment—Revenue

Theme Parks revenue increased for the three and nine months ended September 30, 2016 compared to the pro forma combined revenue in the same periods in 2015 primarily due to increases in guest spending and higher guest attendance driven by the successful opening of The Wizarding World of Harry Potter™ attraction in Hollywood in April 2016, as well as the positive impact of foreign currency translation due to the strengthening of the Japanese yen. The strengthening of the Japanese yen accounted for approximately one-third of the increases in revenue for the three and nine months ended September 30, 2016.

Theme Parks Segment—Operating Costs and Expenses

Operating costs and expenses increased for the three and nine months ended September 30, 2016 compared to the pro forma combined operating costs and expenses in the same periods in 2015 primarily due to additional costs associated with newer attractions, such as The Wizarding World of Harry Potter™ attraction in Hollywood and Skull Island: Reign of Kong™ attraction in Orlando, as well as the impact of foreign currency translation due to the strengthening of the Japanese yen.

The strengthening of the Japanese yen accounted for approximately one-third of the increases in operating income before depreciation and amortization for the three and nine months ended September 30, 2016.

Corporate and Other Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue	$168	$167	$1	0.6%
Operating costs and expenses	391	378	13	3.4
Operating loss before depreciation and amortization	$(223)	$(211)	$(12)	(5.6)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2016	2015	$	%
Revenue	$547	$524	$23	4.4%
Operating costs and expenses	1,215	1,175	40	3.4
Operating loss before depreciation and amortization	$(668)	$(651)	$(17)	(2.6)%

Corporate and Other—Revenue

Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Other revenue increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increases in revenue from several of our Comcast Spectacor businesses.

Corporate and Other—Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily includes overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast Spectacor.

Corporate and Other operating costs and expenses increased for the three and nine months ended September 30, 2016 due to an increase in expenses related to corporate activities and initiatives. Corporate and Other operating costs and expenses for the nine months ended September 30, 2015 included $178 million of transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions.

Consolidated Other Income (Expense) Items, Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Interest expense	$(751)	$(659)	$(2,186)	$(2,028)
Investment income (loss), net	80	(26)	168	24
Equity in net income (losses) of investees, net	(34)	1	(64)	(202)
Other income (expense), net	(11)	(53)	104	364
Total	$(716)	$(737)	$(1,978)	$(1,842)

Interest Expense

Interest expense increased for the three and nine months ended September 30, 2016 compared to the same periods in 2015 primarily due to increases in our debt outstanding, including the Universal Studios Japan term loans. Interest expense for the nine months ended September 30, 2015 included $47 million of additional interest expense associated with the early redemption in June 2015 of our $750 million aggregate principal amount of 5.85% senior notes due November 2015 and our $1.0 billion aggregate principal amount of 5.90% senior notes due March 2016.

Investment Income (Loss), Net

The components of investment income (loss), net for the three and nine months ended September 30, 2016 and 2015 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The change in equity in net income (losses) of investees, net for the three months ended September 30, 2016 compared to the same period in 2015 was primarily due to an increase in our proportionate share of losses at

Hulu, LLC (“Hulu”), which was driven by Hulu’s higher programming and marketing costs. The change in equity in net income (losses) of investees, net for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to an impairment charge related to goodwill recorded by The Weather Channel in the prior year period. We recorded an expense of $252 million in the prior year period representing NBCUniversal’s proportionate share of this impairment charge, which was partially offset by an increase in our proportionate share of net losses of Hulu and Atairos Group, Inc. in the current year period.

Other Income (Expense), Net

Other income (expense), net for the three months ended September 30, 2015 included a gain of $43 million related to an equity method investment, which was more than offset by $100 million of expenses related to fair value adjustments to contractual obligations.

Other income (expense), net for the nine months ended September 30, 2016 included a gain of $108 million related to the sale of our investment in The Weather Channel’s product and technology businesses. Other income (expense), net for the nine months ended September 30, 2015 included gains of $335 million on the sales of a business and an investment, $240 million on the settlement of a contingent consideration liability with General Electric Company related to the acquisition of NBCUniversal and $43 million related to an equity method investment, which were partially offset by $236 million of expenses related to fair value adjustments to contractual obligations.

Consolidated Income Tax Expense

Income tax expense for the three and nine months ended September 30, 2016 and 2015 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. We expect our 2016 annual effective tax rate to be in the range of 37% to 39%, absent changes in tax laws or significant changes in uncertain tax positions.

Liquidity and Capital Resources

Our businesses generate significant cash flows from operating activities. We believe that we will be able to continue to meet our current and long-term liquidity and capital requirements, including fixed charges, through our cash flows from operating activities; existing cash, cash equivalents and investments; available borrowings under our existing credit facilities; and our ability to obtain future external financing. We anticipate that we will continue to use a substantial portion of our cash flows in repaying our debt obligations, funding our capital expenditures, investing in business opportunities and returning capital to shareholders.

Operating Activities

Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2016	2015
Operating income	$12,595	$11,996
Depreciation and amortization	7,062	6,410
Operating income before depreciation and amortization	19,657	18,406
Noncash share-based compensation	495	430
Changes in operating assets and liabilities	(1,874)	108
Cash basis operating income	18,278	18,944
Payments of interest	(2,043)	(1,914)
Payments of income taxes	(2,716)	(3,145)
Excess tax benefits under share-based compensation	(193)	(255)
Other	171	183
Net cash provided by operating activities	$13,497	$13,813

The variance in changes in operating assets and liabilities for the nine months ended September 30, 2016 compared to the same period in 2015 was primarily due to the timing of collections on our receivables and recognition of deferred revenue associated with the broadcast of the 2016 Rio Olympics in August 2016; the timing of film and television production spending and related costs, net of amortization, including certain sports programming obligations; an increase in certain benefit payments; and the payment of a tax receivable agreement that DreamWorks previously entered into with one of its former stockholders in the current year period.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2016 consisted primarily of cash paid for capital expenditures, acquisitions, deposits, intangible assets and purchases of investments. Capital expenditures increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to increased spending in our Cable Communications segment associated with continued investment in scalable infrastructure to increase network capacity, increased investment in line extensions, and continued spending on customer premise equipment related to the deployment of our X1 platform and wireless gateways. Capital expenditures in our NBCUniversal segments also increased primarily due to continued investment in our Universal theme parks, including Universal Studios Japan. Acquisitions, net of cash acquired, increased for the nine months ended September 30, 2016 compared to the same period in 2015 primarily due to the acquisition of DreamWorks in August 2016. Purchases of investments decreased for the nine months ended September 30, 2016 compared to the same period in 2015. Purchases of investments included capital contributions of $399 million to Atairos Group, Inc. in the current year period and NBCUniversal’s additional investment in Vox Media, Inc. and acquisition of an interest in BuzzFeed, Inc. for $200 million each in the prior year period.

Financing Activities

Net cash provided by financing activities for the nine months ended September 30, 2016 consisted primarily of proceeds from borrowings, which were partially offset by repurchases of our common stock, repayments of debt and dividend payments.

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

As of September 30, 2016, amounts available under the new consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $6.6 billion, which included $408 million available under the NBCUniversal Enterprise revolving credit facility.

Share Repurchases and Dividends

Effective January 1, 2016, our Board of Directors increased our share repurchase program authorization to $10 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the nine months ended September 30, 2016, we repurchased a total of 61 million shares of our Class A common stock for approximately $3.8 billion. We expect to make $1.2 billion more in repurchases during the remainder of 2016, subject to market conditions.

In January 2016, our Board of Directors approved a 10.0% increase in our dividend to $1.10 per share on an annualized basis. In each of February, May and July 2016, our Board of Directors approved a quarterly dividend of $0.275 per share as part of our planned annual dividend. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

Quarterly Dividends Declared

(in millions)	Amount	Month of Payment
Three months ended March 31, 2016	$670	April
Three months ended June 30, 2016	$663	July
Three months ended September 30, 2016	$658	October

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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2016 and no impairment charge was required.

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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The table below summarizes Comcast’s common stock repurchases under its Board-authorized share repurchase program during the three months ended September 30, 2016.

Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
July 1-31, 2016	—	$—	—	$—	$7,614,882,661
August 1-31, 2016	10,333,595	$66.42	10,333,595	$686,364,257	$6,928,518,404
September 1-30, 2016	10,502,806	$65.72	10,502,693	$690,211,481	$6,238,306,923
Total	20,836,401	$66.07	20,836,288	$1,376,575,738	$6,238,306,923

(a)

Effective January 1, 2016, our Board of Directors increased our share repurchase authorization to $10 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $1.2 billion more in repurchases during the remainder of 2016, subject to market conditions.

The total number of shares purchased during the three months ended September 30, 2016 includes 113 shares received in the administration of employee share-based compensation plans.

ITEM 5: OTHER INFORMATION

Iran Threat Reduction and Syria Human Rights Act Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended September 30, 2016 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks prior to our August 2016 DreamWorks acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.

ITEM 6: EXHIBITS

Comcast

Exhibit No.	Description
10.1*	Amendment No. 3 to Employment Agreement with Stephen B. Burke, dated as of July 25, 2016 (incorporated by reference to exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 28, 2016).
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the Securities and Exchange Commission on October 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2016, filed with the Securities and Exchange Commission on October 26, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES

Comcast

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)

Date: October 26, 2016

NBCUniversal

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ LAWRENCE J. SALVA
Lawrence J. Salva Executive Vice President (Principal Accounting Officer)

Date: October 26, 2016

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet

(Unaudited)

(in millions)	September 30, 2016	December 31, 2015
Assets
Current Assets:
Cash and cash equivalents	$1,890	$1,410
Receivables, net	6,050	5,411
Programming rights	1,362	1,200
Other current assets	858	841
Total current assets	10,160	8,862
Film and television costs	7,145	5,847
Investments	1,151	965
Property and equipment, net of accumulated depreciation of $3,253 and $2,779	10,377	9,521
Goodwill	24,004	20,364
Intangible assets, net of accumulated amortization of $6,355 and $5,654	14,001	13,806
Other noncurrent assets, net	1,392	1,325
Total assets	$68,230	$60,690

Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,517	$1,564
Accrued participations and residuals	1,570	1,572
Program obligations	637	765
Deferred revenue	1,196	1,242
Accrued expenses and other current liabilities	1,712	1,675
Note payable to Comcast	2,882	1,750
Current portion of long-term debt	164	1,163
Total current liabilities	9,678	9,731
Long-term debt, less current portion	11,928	11,331
Accrued participations, residuals and program obligations	1,182	1,163
Other noncurrent liabilities	4,186	3,790
Commitments and contingencies
Redeemable noncontrolling interests	427	372
Equity:
Member’s capital	38,406	32,834
Accumulated other comprehensive income (loss)	116	(212)
Total NBCUniversal member’s equity	38,522	32,622
Noncontrolling interests	2,307	1,681
Total equity	40,829	34,303
Total liabilities and equity	$68,230	$60,690

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Revenue	$9,178	$7,151	$23,142	$20,985
Costs and Expenses:
Programming and production	4,501	3,312	10,503	9,822
Other operating and administrative	1,912	1,534	5,159	4,306
Advertising, marketing and promotion	619	704	2,023	2,050
Depreciation	209	163	624	493
Amortization	236	217	700	656
	7,477	5,930	19,009	17,327
Operating income	1,701	1,221	4,133	3,658
Other Income (Expense):
Interest expense	(151)	(116)	(444)	(361)
Investment income (loss), net	6	—	20	(4)
Equity in net income (losses) of investees, net	(34)	(14)	(55)	(241)
Other income (expense), net	(16)	(69)	81	(57)
	(195)	(199)	(398)	(663)
Income before income taxes	1,506	1,022	3,735	2,995
Income tax expense	(139)	(60)	(311)	(171)
Net income	1,367	962	3,424	2,824
Net (income) loss attributable to noncontrolling interests	(78)	(35)	(200)	(133)
Net income attributable to NBCUniversal	$1,289	$927	$3,224	$2,691

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income

(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Net income	$1,367	$962	$3,424	$2,824
Deferred gains (losses) on cash flow hedges, net	5	(6)	(7)	(12)
Employee benefit obligations, net	—	22	4	22
Currency translation adjustments, net	50	(57)	652	(88)
Comprehensive income	1,422	921	4,073	2,746
Net (income) loss attributable to noncontrolling interests	(78)	(35)	(200)	(133)
Other comprehensive (income) loss attributable to noncontrolling interests	(34)	16	(321)	26
Comprehensive income attributable to NBCUniversal	$1,310	$902	$3,552	$2,639

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows

(Unaudited)

	Nine Months Ended September 30
(in millions)	2016	2015
Net cash provided by operating activities	$3,339	$4,318
Investing Activities
Capital expenditures	(991)	(829)
Cash paid for intangible assets	(181)	(99)
Acquisitions of real estate properties	(78)	—
Acquisitions, net of cash acquired	(195)	(38)
Note receivable from Comcast	—	(77)
Proceeds from sales of businesses and investments	104	218
Purchases of investments	(74)	(626)
Other	(41)	186
Net cash provided by (used in) investing activities	(1,456)	(1,265)
Financing Activities
Proceeds from (repayments of) borrowings from Comcast, net	1,132	(896)
Repurchases and repayments of debt	(1,515)	(1,004)
Distributions to noncontrolling interests	(161)	(146)
Distributions to member	(1,213)	(1,186)
Other	354	—
Net cash provided by (used in) financing activities	(1,403)	(3,232)
Increase (decrease) in cash and cash equivalents	480	(179)
Cash and cash equivalents, beginning of period	1,410	1,248
Cash and cash equivalents, end of period	$1,890	$1,069

See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity

(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2014	$330	$30,529	$(159)	$267	$30,637
Dividends declared		(1,186)			(1,186)
Contributions from (distributions to) noncontrolling interests, net	(19)			(127)	(127)
Contribution from member		252			252
Other comprehensive income (loss)			(52)	(26)	(78)
Other	28	30		2	32
Net income (loss)	28	2,691		105	2,796
Balance, September 30, 2015	$367	$32,316	$(211)	$221	$32,326
Balance, December 31, 2015	$372	$32,834	$(212)	$1,681	$34,303
Dividends declared		(1,213)			(1,213)
Contributions from (distributions to) noncontrolling interests, net	(47)			(114)	(114)
DreamWorks contributions		3,558		89	3,647
Other comprehensive income (loss)			328	321	649
Other	72	3		160	163
Net income (loss)	30	3,224		170	3,394
Balance, September 30, 2016	$427	$38,406	$116	$2,307	$40,829

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

We will implement the updated guidance in the first quarter of 2017. As a limited liability company, we do not expect the updated accounting guidance related to the excess income tax benefits or deficiencies to be recognized in the statement of income to have an impact on our consolidated financial statements. In addition, we do not expect the updated accounting guidance to have a material impact on our statement of cash flows.

Note 3: Significant Transactions

DreamWorks

On August 22, 2016, Comcast acquired all of the outstanding stock of DreamWorks Animation SKG, Inc. (“DreamWorks”) for $3.8 billion. DreamWorks’ stockholders received $41 in cash for each share of DreamWorks common stock. DreamWorks creates animated feature films, television series and specials, live entertainment and related consumer products.

Following the acquisition, Comcast converted DreamWorks to a limited liability company and contributed its equity, as well as cash to settle a tax receivable agreement that DreamWorks had previously entered into with one of its former stockholders (the “tax receivable agreement”), to us as capital contributions. The net assets contributed to us excluded deferred income taxes and other tax-related items recorded by Comcast. The results of operations for DreamWorks are reported in our Filmed Entertainment segment following the acquisition date and are presented as if the equity contribution occurred on the date of Comcast’s acquisition.

The transaction is accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. Due to the limited amount of time since the acquisition date, the assets and liabilities of DreamWorks were recorded based primarily on their historical carrying values. We recorded the debt we assumed from DreamWorks at its estimated fair value of $381 million and we recorded a liability for the tax receivable agreement at its estimated fair value of $146 million. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the tax receivable agreement was based on the contractual settlement provisions in the agreement and the value is subject to adjustment. The remaining assets and liabilities primarily consisted of goodwill and film and television costs. We will adjust the remaining assets and liabilities to fair value as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date. For purposes of the preliminary allocation of purchase price, the excess of the total transaction value over the recorded values of the net assets acquired has been recorded as goodwill.

NBCUniversal Media, LLC

The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our condensed consolidated statement of cash flows. In addition, during the three months ended September 30, 2016, we repaid all of the assumed debt of DreamWorks (see Note 8).

Revenue and net income attributable to the acquisition of DreamWorks were not material for the three and nine months ended September 30, 2016. During the three months ended September 30, 2016, we incurred severance costs of $50 million, which were recorded in operating costs and expenses in our Filmed Entertainment segment.

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

Preliminary Allocation of Purchase Price

The acquired assets and liabilities of Universal Studios Japan and the 49% noncontrolling interest were recorded at their estimated fair values. During the nine months ended September 30, 2016, we updated the preliminary allocation of purchase price for Universal Studios Japan based on valuation analyses, which primarily resulted in increases to property and equipment and intangible assets and a decrease in goodwill. The changes did not have a material impact on our consolidated financial statements. We may adjust these amounts further as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Preliminary Allocation of Purchase Price

(in millions)
Property and equipment	$780
Intangible assets	323
Working capital	(33)
Debt	(3,271)
Other noncurrent assets and liabilities	22
Identifiable net assets (liabilities) acquired	(2,179)
Noncontrolling interest	(1,440)
Goodwill	5,118
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue for the three and nine months ended September 30, 2016 included $424 million and $1.1 billion, respectively, from the acquisition of Universal Studios Japan. Our consolidated net income attributable to NBCUniversal for the three and nine months ended September 30, 2016 included $48 million and $76 million, respectively, from the acquisition of Universal Studios Japan.

The following unaudited pro forma information has been presented as if the acquisition of Universal Studios Japan occurred on January 1, 2014. This information is primarily based on historical results of operations and is subject to change as valuations are finalized. In addition, the unaudited pro forma accounting adjustments are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

NBCUniversal Media, LLC

Unaudited Pro Forma Results

(in millions)	Three Months Ended September 30, 2015	Nine Months Ended September 30, 2015
Revenue	$7,495	$21,867
Net income	$1,034	$2,965
Net income attributable to NBCUniversal	$964	$2,762

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

In September 2016, as part of the Comcast cash management process, we and Comcast amended and restated our revolving credit agreements to increase the amount that we can borrow from Comcast and that Comcast can borrow from us from $3 billion to $5 billion and extended the maturity date to 2026. Amounts owed by us to Comcast or to us by Comcast under the revolving credit agreement, including accrued interest, are presented under the captions “note payable to Comcast” and “note receivable from Comcast,” respectively, in our condensed consolidated balance sheet. The revolving credit agreements bear interest at floating rates equal to the interest rate calculation under Comcast’s revolving credit facility. The interest rate on Comcast’s revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of September 30, 2016, the borrowing margin for our London Interbank Offered Rate-based borrowings was 1.00%.

Comcast is also the counterparty to one of our contractual obligations. As of September 30, 2016, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.

Condensed Consolidated Balance Sheet

(in millions)	September 30, 2016	December 31, 2015
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$317	$239
Accounts payable and accrued expenses related to trade creditors	$48	$68
Accrued expenses and other current liabilities	$9	$51
Note payable to Comcast	$2,882	$1,750
Other noncurrent liabilities	$389	$383

Condensed Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$522	$334	$1,335	$1,006
Operating costs and expenses	$(53)	$(71)	$(157)	$(164)
Other income (expense)	$(18)	$(7)	$(48)	$(25)

NBCUniversal Media, LLC

Note 5: Film and Television Costs

(in millions)	September 30, 2016	December 31, 2015
Film Costs:
Released, less amortization	$1,586	$1,275
Completed, not released	222	226
In production and in development	1,402	907
	3,210	2,408
Television Costs:
Released, less amortization	1,839	1,573
In production and in development	886	737
	2,725	2,310
Programming rights, less amortization	2,572	2,329
	8,507	7,047
Less: Current portion of programming rights	1,362	1,200
Film and television costs	$7,145	$5,847

Note 6: Investments

(in millions)	September 30, 2016	December 31, 2015
Fair Value Method	$5	$10
Equity Method:
Hulu	286	184
Other	367	313
	653	497
Cost Method	493	458
Total investments	$1,151	$965

Equity Method

The Weather Channel

On January 29, 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain for the nine months ended September 30, 2016 of $108 million in other income (expense), net.

During the nine months ended September 30, 2015, The Weather Channel recorded an impairment charge related to goodwill. We recorded an expense of $252 million that represents our proportionate share of this impairment charge in equity in net income (losses) of investees, net in our condensed consolidated statement of income.

Hulu

In August 2016, Time Warner Inc. acquired a 10% interest in Hulu, LLC (“Hulu”), which diluted our interest in Hulu from 33% to 30%. For a period not to exceed three years, Time Warner may put its shares to Hulu or Hulu may call Time Warner’s shares under certain limited circumstances arising from regulatory review. Given the contingent nature of the put and call options, we recorded a deferred gain of $159 million and a corresponding increase to our investment in Hulu as a result of the dilution. The deferred gain will be recognized in other income (expense), net if and when the options expire unexercised.

NBCUniversal Media, LLC

For the three and nine months ended September 30, 2016, we recognized our proportionate share of losses of $43 million and $108 million, respectively, related to our investment in Hulu. For the three and nine months ended September 30, 2015, we recognized our proportionate share of losses of $19 million and $43 million, respectively, related to our investment in Hulu.

Note 7: Goodwill

(in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2015	$12,947	$806	$267	$6,344	$20,364
Acquisitions	247	—	2,560	—	2,807
Adjustments	—	—	2	(255)	(253)
Foreign currency translation	5	—	10	1,071	1,086
Balance, September 30, 2016	$13,199	$806	$2,839	$7,160	$24,004

Acquisitions during the nine months ended September 30, 2016 included the DreamWorks acquisition in our Filmed Entertainment segment (see Note 3 for additional information). Adjustments to goodwill during the nine months ended September 30, 2016 included the updated preliminary allocation of the purchase price for Universal Studios Japan in our Theme Parks segment.

Note 8: Long-Term Debt

As of September 30, 2016, our debt, excluding the note payable to Comcast, had a carrying value of $12.1 billion and an estimated fair value of $13.6 billion. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Debt Repayments

Following Comcast’s acquisition of DreamWorks, we paid $381 million to settle all of the debt we assumed in the DreamWorks acquisition. In April 2016, we repaid at maturity $1 billion aggregate principal amount of 2.875% senior notes due 2016.

Cross-Guarantee Structure

We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7 billion Comcast revolving credit facility due 2021. As of September 30, 2016, we guaranteed $43.5 billion of outstanding debt securities of Comcast and CCCL Parent.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $3.3 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility, commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.

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

NBCUniversal Media, LLC

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Restricted share units	$19	$20	$64	$61
Stock options	3	3	7	8
Employee stock purchase plans	1	1	6	5
Total	$23	$24	$77	$74

Note 10: Supplemental Financial Information

Receivables

(in millions)	September 30, 2016	December 31, 2015
Receivables, gross	$6,425	$5,949
Less: Allowance for returns and customer incentives	286	469
Less: Allowance for doubtful accounts	89	69
Receivables, net	$6,050	$5,411

Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2016	September 30, 2015
Deferred gains (losses) on cash flow hedges	$(8)	$8
Unrecognized gains (losses) on employee benefit obligations	3	(39)
Cumulative translation adjustments	121	(180)
Accumulated other comprehensive income (loss)	$116	$(211)

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2016	2015
Net income	$3,424	$2,824
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,324	1,149
Equity in net (income) losses of investees, net	55	241
Cash received from investees	45	43
Net (gain) loss on investment activity and other	(72)	14
Deferred income taxes	139	(35)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(338)	(346)
Film and television costs, net	(600)	(74)
Accounts payable and accrued expenses related to trade creditors	(114)	97
Other operating assets and liabilities	(524)	405
Net cash provided by operating activities	$3,339	$4,318

NBCUniversal Media, LLC

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2016	2015	2016	2015
Interest	$69	$35	$354	$277
Income taxes	$33	$56	$155	$141

Noncash Investing and Financing Activities

During the nine months ended September 30, 2016:

•	we acquired $211 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed the net assets of DreamWorks to us, which was primarily a noncash transaction (see Note 3)

Note 11: Financial Data by Business Segment

We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks and our cable television studio production operations.

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, and our broadcast television studio production operations.

•

Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide. On August 22, 2016, Comcast acquired all of the outstanding stock of DreamWorks. The results of operations for DreamWorks are reported in our Filmed Entertainment segment following the acquisition date.

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

	Three Months Ended September 30, 2016
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$2,942	$893	$184	$709	$7
Broadcast Television(a)	3,087	378	27	351	28
Filmed Entertainment	1,792	353	13	340	6
Theme Parks(b)	1,440	706	130	576	228
Headquarters and Other(c)	1	(183)	91	(274)	67
Eliminations(b)(d)	(84)	(1)	—	(1)	—
Total	$9,178	$2,146	$445	$1,701	$336

NBCUniversal Media, LLC

	Three Months Ended September 30, 2015
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$2,412	$835	$193	$642	$9
Broadcast Television	1,971	150	26	124	28
Filmed Entertainment	1,946	376	8	368	2
Theme Parks(b)	896	434	72	362	156
Headquarters and Other(c)	5	(164)	81	(245)	94
Eliminations(b)(d)	(79)	(30)	—	(30)	—
Total	$7,151	$1,601	$380	$1,221	$289

	Nine Months Ended September 30, 2016
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks(a)	$7,961	$2,793	$561	$2,232	$15
Broadcast Television(a)	7,299	1,056	89	967	77
Filmed Entertainment	4,526	576	33	543	14
Theme Parks(b)	3,602	1,550	373	1,177	668
Headquarters and Other(c)	10	(518)	268	(786)	217
Eliminations(b)(d)	(256)	—	—	—	—
Total	$23,142	$5,457	$1,324	$4,133	$991

	Nine Months Ended September 30, 2015
(in millions)	Revenue(e)	Operating Income (Loss) Before Depreciation and Amortization(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures
Cable Networks	$7,221	$2,605	$588	$2,017	$20
Broadcast Television(a)	6,032	563	85	478	53
Filmed Entertainment	5,658	1,091	19	1,072	7
Theme Parks(b)	2,320	1,012	214	798	484
Headquarters and Other(c)	12	(473)	243	(716)	265
Eliminations(b)(d)	(258)	9	—	9	—
Total	$20,985	$4,807	$1,149	$3,658	$829

(a)

The revenue and operating costs and expenses associated with our broadcast of the 2016 Rio Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

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