Form 10-K
period 2016-12-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2017-02-03
CIK 1166691, 902739

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

As of June 30, 2016, the aggregate market value of the Comcast Corporation common stock held by non-affiliates of the registrant was $155.940 billion.

Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practicable date:

As of December 31, 2016, there were 2,366,357,318 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Class B common stock outstanding.

Not applicable for NBCUniversal Media, LLC.

NBCUniversal Media, LLC meets the conditions set forth in General Instruction I(1)(a), (b) and (d) of Form 10-K and is therefore filing this form with the reduced disclosure format.

DOCUMENTS INCORPORATED BY REFERENCE

Comcast Corporation – Part III – The registrant’s definitive Proxy Statement for its annual meeting of shareholders presently scheduled to be held in June 2017.

NBCUniversal Media, LLC – NONE

Comcast Corporation

2016 Annual Report on Form 10-K

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

This Annual Report on Form 10-K is for the year ended December 31, 2016. This Annual Report on Form 10-K modifies and supersedes documents filed before it.

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

Part I

Item 1: Business

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963. In 2011, we acquired control of NBCUniversal from General Electric Company (the “NBCUniversal transaction”), and in 2013, we acquired General Electric Company’s remaining interest in NBCUniversal.

We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks (collectively, the “NBCUniversal segments”).

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

•

Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, and our broadcast television studio production operations.

•

Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide, as well as DreamWorks Animation, which we acquired in August 2016; our films are also produced under the Illumination and Focus Features names.

•

Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California and our 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”), which we acquired in November 2015.

Our other business interests consist primarily of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses. We are also pursuing other business initiatives, such as a wireless phone service that we expect to launch in 2017 using our virtual network operator rights to provide the service over a third party’s wireless network.

For financial and other information about our reportable business segments, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations, Note 17 to Comcast’s consolidated financial statements, and Note 16 to NBCUniversal’s consolidated financial statements included in this Annual Report on Form 10-K.

Available Information and Websites

Comcast’s phone number is (215) 286-1700, and its principal executive offices are located at One Comcast Center, Philadelphia, PA 19103-2838. NBCUniversal’s phone number is (212) 664-4444, and its principal executive offices are located at 30 Rockefeller Plaza, New York, NY 10112-0015. Comcast and NBCUniversal’s

1	Comcast 2016 Annual Report on Form 10-K

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

Description of Our Businesses

Cable Communications Segment

The table below summarizes certain customer and penetration data for our cable system operations.

December 31 (in millions)	2016	2015	2014
Homes and businesses passed(a)	56.4	55.7	54.7
Total customer relationships(b)	28.6	27.7	27.0
Single product customers(b)	8.5	8.4	8.4
Double product customers(b)	9.7	9.2	8.8
Triple product customers(b)	10.3	10.1	9.9
Video
Video customers(c)	22.5	22.3	22.4
Video penetration(d)	39.9%	40.1%	40.9%
High-speed Internet
High-speed Internet customers	24.7	23.3	22.0
High-speed Internet penetration(d)	43.8%	41.9%	40.2%
Voice
Voice customers	11.7	11.5	11.2
Voice penetration(d)	20.7%	20.6%	20.5%

Basis of Presentation: Customer metrics include our residential and business customers. All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

(a)

Homes and businesses are considered passed if we can connect them to our distribution system without further extending the transmission lines. Homes and businesses passed is estimated based on the best available information.

(b)

Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product and triple product customers represent customers that subscribe to one, two or three of our cable services, respectively. As of December 31, 2016, we had 26.5 million residential customer relationships.

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

(d)	Penetration is calculated by dividing the number of customers by the number of homes and businesses passed.

Comcast 2016 Annual Report on Form 10-K	2

Cable Services

We offer our video, high-speed Internet and voice services individually and as bundled services over our cable distribution system to residential and business customers. Our bundled service offerings aim to meet the needs of the various segments of our customer base, ranging from high-speed Internet services packaged with video or streaming services that include a limited number of channels, to a triple product bundle, consisting of our video, high-speed Internet and voice services. We also offer our home security and automation services as a component of our bundled service offerings. Subscription rates and related charges vary according to the services and features customers receive and the type of equipment they use, and customers are typically billed in advance on a monthly basis. The majority of our residential cable services customers are not subject to minimum-term contracts for their services, while substantially all of our business customers are. Minimum-term contracts are typically 2 years in length for residential customers and typically range from 2 to 5 years for business services customers. Customers with minimum-term contracts may only discontinue service in accordance with the terms of their contracts, which typically include an early termination fee.

The Areas We Serve

The map below highlights our footprint as of December 31, 2016 and the designated market areas (“DMAs”) in which we offer cable services that have 250,000 or more customer relationships. The locations that are bolded represent the DMAs in which we operate that were also included in the top 25 U.S. television DMAs as of December 31, 2016.

Video Services

We offer a broad variety of video services under the XFINITY brand that provide access to hundreds of channels depending on the customer’s level of service. Our levels of service typically range from a limited basic service with access to between 20 and 40 channels to a full service with access to more than 300 channels. Our video services generally include programming provided by national broadcast networks, local broadcast stations, and national and regional cable networks, as well as government and public access programming. We also offer packages that include extensive amounts of foreign-language programming and other specialty tiers of programming with sports, family and international themes. We tailor our video services for a particular geographic area according to applicable local and federal regulatory requirements, programming preferences and demographics.

3	Comcast 2016 Annual Report on Form 10-K

Our video customers may also subscribe to premium networks. Premium networks include networks such as HBO, Showtime, Starz and Cinemax that generally provide, without commercial interruption, movies, original programming, live and taped sporting events and concerts, and other features.

Our video services generally include access to our video on demand service (“On Demand”) and an interactive, on-screen program guide. Our On Demand service provides video customers with over 100,000 programming choices over the course of a month, including approximately 40,000 in high definition. A substantial portion of our On Demand content is available at no additional charge; other content, primarily movies and special-events programming, such as sporting events and concerts, can be rented or in some cases purchased to own digitally. We continue to increase the number of On Demand choices we offer.

Our HD service provides customers with high-resolution picture quality, improved audio quality and a wide-screen format through an HD set-top box. Our HD service includes a broad selection of HD programming choices, including major broadcast networks, national cable networks, premium networks and regional sports networks. Our DVR service allows video customers to record and store programs and play them at whatever time is convenient. Our DVR service also provides the ability to pause and rewind live television. We refer to our HD and DVR services as “advanced services.”

We are actively deploying set-top boxes for our Internet Protocol (“IP”) and cloud-enabled video platform, referred to as our X1 platform. Our X1 platform provides customers with integrated search functionality, personalized recommendations and access to certain third-party Internet applications, such as Netflix. We also offer our cloud DVR technology in substantially all of our markets. Cloud DVR technology allows our video customers to record programming using cloud-based servers and also view those recordings on mobile devices via our mobile apps.

Through our mobile apps and online portal, we offer streaming services that allow our video customers to view certain live programming and On Demand content, browse program listings, and schedule and manage DVR recordings. Depending on the customer’s level of service, these services may require an additional monthly fee.

High-Speed Internet Services

We offer high-speed Internet services with downstream speeds from a range of up to 10 Mbps to fiber-based speeds up to 2 Gbps. These services include access to our online portal and mobile apps, which provide email, an address book, calendars and online security features. We are actively deploying wireless gateways throughout our footprint, which combine a customer’s wireless router, cable modem and voice adapter, to improve the performance of multiple IP-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network. We are continuing to expand our network of residential, outdoor and business Wi-Fi hotspots to allow most of our high-speed Internet customers to access our high-speed Internet services inside and outside the home. As of December 31, 2016, there were approximately 15.8 million of these hotspots.

Voice Services

We offer voice services using an interconnected Voice over Internet Protocol (“VoIP”) technology. Our voice services provide either unlimited or usage-based local and domestic long-distance calling and include options for international calling plans, voicemail, voicemail transcriptions, text messaging, caller ID and call waiting. For customers with our high-speed Internet services, our voice services also include the ability to access and manage voicemail, text messaging and other account features through our online portal or mobile apps.

Comcast 2016 Annual Report on Form 10-K	4

Business Services

We offer our cable services to small and medium-sized businesses and to large enterprises with multiple locations. Our large enterprise business services are designed for Fortune 1000 companies and other large enterprises with multiple locations both within and outside of our cable distribution footprint. We service these multiple locations through agreements with other cable companies to use their networks to provide coverage outside of our service areas. In addition to the features available to our residential cable services customers, our services for business customers include an interactive tool that allows customers to store, share, and collaborate on files online, hosted voice services that use cloud network servers, a business directory listing, and additional capacity for multiple phone lines.

We offer Ethernet network services that connect multiple locations and provide higher downstream and upstream speed options to medium-sized businesses and large enterprises. We also provide cellular backhaul services to mobile network operators to help those customers manage network bandwidth.

Advertising

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell through our advertising business, Spotlight, to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service.

Other

We also offer home security and automation services that provide home monitoring services and the ability to manage other functions within the home, such as lighting and room temperature, through our online portal or our mobile apps.

Technology

Our cable distribution system uses a hybrid fiber-optic and coaxial cable network that we believe is sufficiently flexible and scalable to support our future technology requirements. This network provides the two-way transmissions that are essential to providing high-speed Internet services, interactive video services, such as On Demand, and voice services.

We continue to focus on technology initiatives, including:

•

developing and deploying next-generation media and content delivery platforms, such as our X1 platform and related cloud DVR technology, that use IP technology and our own cloud network servers to deliver video and advanced search capabilities, including through a voice-activated remote control, and allow access to certain third-party Internet applications

•	deploying wireless gateways to improve the performance of multiple IP-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network

•	expanding our network of residential, outdoor and business Wi-Fi hotspots

•

developing multiple tools to recapture bandwidth and optimize our network to allow for faster Internet speeds and capacity, including using advanced video encoding and digital compression technologies and DOCSIS innovations, such as DOCSIS 3.1

5	Comcast 2016 Annual Report on Form 10-K

•	developing and deploying various technology and software tools to improve the customer experience

Sources of Supply

To offer our video services, we license a substantial portion of our programming from cable networks and broadcast networks, as well as from local broadcast television stations. We attempt to secure long-term programming distribution agreements with these programming providers. We seek to include in our distribution agreements the rights to offer such programming through multiple delivery platforms that may be used in a variety of locations, such as through On Demand, our online portal, our mobile apps, and our streaming services.

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

We purchase from a limited number of suppliers a significant number of set-top boxes and certain other customer premise equipment, network equipment and services to provide our cable services and our home security and automation services to residential and business customers.

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

Sales and Marketing

We offer our services directly to residential and business customers through customer service call centers, customer service centers, our website, door-to-door selling, telemarketing and retail outlets, as well as through advertising via direct mail, television and the Internet.

NBCUniversal Segments

Cable Networks

Our Cable Networks segment consists of a diversified portfolio of national cable networks that provide a variety of entertainment, news and information, and sports content, our regional sports and news networks, our international cable networks, and our cable television studio production operations. We also own related digital media properties, which primarily include brand-aligned websites.

Comcast 2016 Annual Report on Form 10-K	6

The table below presents a summary of our national cable networks and their advertising reach to U.S. households.

	Approximate U.S. Households as of December 31 (in millions)(a)
Cable Network	2016	2015	2014	Description of Programming
USA Network	92	94	96	General entertainment
MSNBC	91	92	95	News and information
E!	90	92	94	Entertainment and pop culture
Syfy	90	92	95	Imagination-based entertainment
CNBC	89	91	94	Business and financial news
Bravo	88	90	92	Entertainment, culture and arts
NBC Sports Network	83	83	81	Sports
Golf Channel	78	77	79	Golf competition and golf entertainment
Oxygen	76	77	78	Women’s interests
Sprout	59	56	58	Children’s entertainment
Esquire Network(b)	58	68	70	Men’s lifestyle and entertainment
Chiller	37	38	39	Horror and suspense
CNBC World	36	36	38	Global financial news
Universal HD	30	29	31	General entertainment HD programming
Cloo(b)	24	25	26	Crime, mystery and suspense

(a)

Household data is based on The Nielsen Company’s January reports, except for Universal HD, which is derived from information provided by multichannel video providers. Household data for 2016 is derived from information available during the period from November 28, 2016 through December 25, 2016.

(b)	In January 2017, we announced plans to convert the Esquire Network to an online-only format in 2017 and we ceased operations of the Cloo network.

Our regional sports and news networks together serve more than 27 million households across the United States, including key markets such as Baltimore/Washington, Boston, Chicago, Philadelphia, Portland, Sacramento and San Francisco.

We market and distribute our cable network programming in the United States and internationally to traditional and virtual multichannel video providers, as well as to subscription video on demand services, such as those offered by Amazon, Hulu and Netflix. These distributors may provide our content on television, including via video on demand services, online and through mobile apps.

Our cable networks produce their own programs or acquire the rights to programming from third parties, including sports programming rights that are discussed below under the heading “Broadcast Television.” Our cable television studio production operations identify, develop and produce original content for our cable networks and third parties. We license this content to cable networks, broadcast networks and subscription video on demand services and it is sold on standard-definition DVDs and Blu-ray discs (together, “DVDs”) and through digital distribution services such as iTunes.

Broadcast Television

Our Broadcast Television segment operates the NBC and Telemundo broadcast networks, which together serve viewers and advertisers in all 50 states. Our Broadcast Television segment also includes our owned NBC and Telemundo local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and related digital media properties.

7	Comcast 2016 Annual Report on Form 10-K

NBC Network

The NBC network distributes entertainment, news and sports programming that reaches viewers in virtually all U.S. television households through more than 200 affiliated stations across the United States, including our 10 owned NBC-affiliated local broadcast television stations. The NBC network’s programming library consists of rights of varying nature to more than 100,000 episodes of popular television content, including current and classic titles, unscripted programming, sports, news, long-form and short-form programming, and locally produced programming from around the world. In addition, the NBC network owns related digital media properties, which primarily include brand-aligned websites.

The NBC network produces its own programs or acquires the rights to programming from third parties. NBCUniversal has various contractual commitments for the licensing of rights to multiyear programming, primarily sports programming. Our most significant sports programming commitments include the U.S. broadcast rights for the summer and winter Olympic Games through 2032 and agreements with the NFL to produce and broadcast a specified number of regular season and playoff games, including Thursday Night Football through the 2017-18 season, Sunday Night Football through the 2022-23 season and the 2018 and 2021 Super Bowl games. We also have U.S. broadcast rights to a specified number of NHL games through the 2020-21 season, English Premier League soccer through the 2021-22 season, certain NASCAR events through 2024 and certain PGA TOUR and other golf events through 2030. NBCUniversal’s sports programming agreements also include the rights to distribute content on our national cable networks, including the NBC Sports Network and Golf Channel, on our regional sports networks, and online, including through our mobile apps.

Our broadcast television studio production operations develop and produce original content, including scripted and unscripted programming series and talk shows. This original content is licensed to broadcast networks, cable networks and local broadcast television stations owned by us and third parties, as well as to subscription video on demand services, and it is sold on DVDs and through digital distribution services both in the United States and internationally. We also produce first-run syndicated shows for local markets that are broadcast on local broadcast television stations in the United States on a market-by-market basis. We currently distribute some of our television programs after their initial broadcast, as well as older television programs from our library, to local broadcast television stations and cable networks in the off-network syndication market.

Comcast 2016 Annual Report on Form 10-K	8

NBC Local Broadcast Television Stations

As of December 31, 2016, we owned and operated 10 NBC-affiliated local broadcast television stations that collectively reached approximately 31 million U.S. television households, which represent approximately 27% of U.S. television households. In addition to broadcasting the NBC network’s national programming, our local broadcast television stations produce news, sports, public affairs and other programming that addresses local needs and acquire syndicated programming from other sources. The table below presents a summary of the NBC-affiliated local broadcast television stations that we owned and operated as of December 31, 2016.

DMA Served(a)(b)	Station	General Market Rank(c)	Percentage of U.S. Television Households(d)
New York, NY	WNBC	1	6%
Los Angeles, CA	KNBC	2	5%
Chicago, IL	WMAQ	3	3%
Philadelphia, PA	WCAU	4	3%
Dallas-Fort Worth, TX	KXAS	5	2%
San Francisco-Oakland-San Jose, CA	KNTV	6	2%
Washington, D.C.	WRC	7	2%
Miami-Ft. Lauderdale, FL	WTVJ	16	1%
San Diego, CA	KNSD	28	1%
Hartford, CT	WVIT	30	1%

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)

On January 1, 2017, we launched a new owned and operated NBC-affiliated local broadcast television station in the Boston market that reaches approximately 2 million U.S. television households. Boston’s general market rank is No. 9, which represents approximately 2% of U.S. television households.

(c)	General market rank is based on the relative size of the DMA among the 210 generally recognized DMAs in the United States based on Nielsen estimates for the 2016-17 season.

(d)

Based on Nielsen estimates for the 2016-17 season. The percentage of U.S. television households does not reflect the calculation of national audience reach under the Federal Communications Commission’s (“FCC”) national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

Telemundo

Telemundo is a leading Hispanic media company that produces, acquires and distributes Spanish-language content in the United States and internationally. Telemundo’s operations include the Telemundo network, its 17 owned local broadcast television stations and the NBC Universo national cable network.

The Telemundo network is a leading Spanish-language broadcast network featuring original telenovelas, movies, news, specials and sporting events. Telemundo develops original programming primarily through its production studio and also acquires the rights to programming from third parties. It holds the Spanish-language U.S. broadcast rights to FIFA World Cup soccer through 2026 and the Spanish-language U.S. broadcast rights for certain NFL games that the NBC network will broadcast through the 2022-23 season.

9	Comcast 2016 Annual Report on Form 10-K

Telemundo Local Broadcast Television Stations

As of December 31, 2016, Telemundo owned 17 local broadcast television stations, including 16 local broadcast television stations affiliated with the Telemundo network, which collectively reached approximately 59% of U.S. Hispanic television households as of December 31, 2016, and an independent television station in Puerto Rico. The table below presents a summary of these local broadcast television stations.

DMA Served(a)	Station	Hispanic Market Rank(b)	Percentage of U.S. Hispanic Television Households(c)
Los Angeles, CA	KVEA	1	13%
New York, NY	WNJU	2	10%
Miami, FL	WSCV	3	5%
Houston, TX	KTMD	4	5%
Dallas-Fort Worth, TX	KXTX	5	4%
Chicago, IL	WSNS	6	4%
San Antonio, TX	KVDA	7	3%
San Francisco-Oakland-San Jose, CA	KSTS	8	3%
Phoenix, AZ	KTAZ	9	3%
Harlingen-Brownsville-McAllen, TX	KTLM	10	2%
Fresno, CA	KNSO(d)	14	2%
Philadelphia, PA	WWSI	16	2%
Denver, CO	KDEN	17	2%
Boston, MA	WNEU	21	1%
Las Vegas, NV	KBLR	24	1%
Tucson, AZ	KHRR	26	1%
Puerto Rico	WKAQ	N/A	N/A

(a)	DMA served is defined by Nielsen Media Research as a geographic market for the sale of national spot and local advertising time.

(b)	Hispanic market rank is based on the relative size of the DMA among approximately 15.1 million U.S. Hispanic households based on Nielsen estimates for the 2016-17 season.

(c)

Based on Nielsen estimates for the 2016-17 season. The percentage of U.S. Hispanic television households does not reflect the calculation of national audience reach under the FCC’s national television ownership cap limits. See “Legislation and Regulation — Broadcast Television — Ownership Limits — National Television Ownership.”

(d)	Operated by a third party that provides certain non-network programming and operations services under a time brokerage agreement.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays.

We produce films both on our own and jointly with other studios or production companies, as well as with other entities. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names, and in August 2016, we acquired DreamWorks Animation. Our films are marketed and distributed worldwide primarily through our own marketing and distribution operations. We also acquire distribution rights to films produced by others, which may be limited to particular geographic regions, specific forms of media or certain periods of time. Our content includes theatrical films, direct-to-video movies and our film library, which is comprised of more than 5,000 movies in a variety of genres.

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

Comcast 2016 Annual Report on Form 10-K	10

The majority of our produced and acquired films are initially distributed for exhibition in movie theaters. After their release in movie theaters, we sell and license our films through various methods. We distribute our films globally by selling them on DVDs to retail stores, rental kiosks and subscription by mail services and by selling them through digital distribution services and video on demand services provided by multichannel video providers, including our Cable Communications segment. We also license our films, including selections from our film library, to cable, broadcast and premium networks, to subscription video on demand services, and to video on demand and pay-per-view services. The number of films that we license through subscription video on demand services is increasing as consumers continue to seek additional ways to view our content.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California and our 51% interest in Universal Studios Japan, which we acquired in November 2015. Universal Orlando includes two theme parks, Universal Studios Florida and Universal’s Islands of Adventure, as well as Universal CityWalk Orlando, a dining, retail and entertainment complex. Universal Orlando also features on-site themed hotels in which we own a noncontrolling interest. Our Universal theme park in Hollywood, California consists primarily of Universal Studios Hollywood, as well as Universal CityWalk Hollywood. We continue to expand our theme park business internationally, such as through our plans to develop a Universal Studios theme park in Beijing, China along with a consortium of Chinese state-owned companies. In addition, we license the right to use the Universal Studios brand name and other intellectual property, and also provide other services, to third parties that own and operate the Universal Studios Singapore theme park on Sentosa Island, Singapore. We also owned a water park, Wet ‘n Wild in Orlando, Florida, which closed on December 31, 2016, and are developing a new water park, Volcano Bay, in Orlando, Florida, that we plan to open in mid-2017.

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

Cable Communications

Competition for our cable services consists primarily of direct broadcast satellite (“DBS”) providers, which have a national footprint and compete in all of our service areas, and phone companies with fiber-based networks, which overlap approximately 60% of our service areas and are continuing to expand the areas they serve. Many of these competitors offer features, pricing and packaging for these services, individually and in bundles, comparable to what we offer, and some of these traditional competitors also offer smaller online-only video packages. In 2015, AT&T, one of our largest phone company competitors, acquired DIRECTV, the nation’s largest DBS provider, which created an even larger competitor to our cable services and has enabled it to enhance its bundled offerings with video, high-speed Internet, and wireline and wireless phone services. AT&T also announced in 2016 a proposed merger with Time Warner Inc., a media and entertainment company, which competes with our NBCUniversal businesses.

Current and future wireless Internet services, such as 3G, 4G and 5G wireless broadband services and Wi-Fi networks, may compete with our high-speed Internet services, and our voice services are facing increased competition as customers replace wireline phones with wireless phones and Internet-based phone services such as Skype.

11	Comcast 2016 Annual Report on Form 10-K

There also continue to be new companies, some with significant financial resources, that offer or are seeking to offer services that potentially may compete with some or all of our cable services. For example, Google has launched high-speed Internet and video services in a limited number of areas in which we operate and other companies continue to emerge that provide Internet streaming and downloading of video programming, some of which charge a nominal or no fee.

Video Services

We compete with a number of different sources that provide news, sports, information and entertainment programming to consumers, including:

•

DBS providers, including AT&T’s DIRECTV and DISH Network, that transmit satellite signals to substantially all U.S. households to provide video programming and other information similar to our video services

•

phone companies, including AT&T and Verizon, that have built and continue to build fiber-based networks that provide cable services similar to ours, which overlap a substantial portion of our service areas, and that in some cases offer bundled offerings that include wireless phone services

•

online video distributors that offer online services and devices that enable Internet streaming and downloading of movies, television shows and other video programming, including linear and video on demand programming, and generally involve the offering of smaller packages of programming networks at prices lower than our traditional video service package offerings

•	other providers that build and operate wireline communications systems in the same communities that we serve, including those operating as franchised cable operators

•

satellite master antenna television systems that offer to their subscribers both improved reception of local broadcast television stations and much of the programming offered by our cable systems and generally serve MDUs, office complexes and residential developments

•

other companies, such as local broadcast television stations, that provide multiple channels of free over-the-air programming, as well as video rental services and home entertainment and gaming products

High-Speed Internet Services

We compete with a number of companies offering Internet services, including:

•	wireline phone companies

•	Internet service providers

•	wireless phone companies and other providers of wireless Internet service

•	satellite broadband providers

•	power companies

•	municipal broadband networks

Some phone companies, such as AT&T, CenturyLink, Frontier and Verizon, have built and are continuing to build fiber-based network infrastructure farther into their networks, which allows them to provide data trans-

Comcast 2016 Annual Report on Form 10-K	12

mission speeds that exceed those that can be provided with traditional digital subscriber line (“DSL”) technology, and are now offering these higher-speed services in many of our service areas. Certain companies that offer DSL service have increased data transmission speeds, lowered prices or created bundled services to compete with our high-speed Internet services.

Google has launched a fiber-to-the-home network that provides high-speed Internet services in a limited number of areas in which we operate, and certain municipalities in our service areas are also building fiber-based networks.

Various wireless companies are offering Internet services using a variety of network types, including 3G and 4G, and in the future 5G, wireless broadband services and Wi-Fi networks. These networks work with devices such as smartphones, laptops, tablets and mobile wireless routers, as well as wireless data cards. A growing number of commercial venues, such as retail malls, restaurants and airports, also offer Wi-Fi service. Numerous local governments are also considering or actively pursuing publicly subsidized Wi-Fi and other Internet access networks. The availability of these wireless offerings could negatively impact the demand for our high-speed Internet services.

Voice Services

Our voice services compete with wireline and wireless phone companies, including incumbent local exchange carriers (“ILECs”) and competitive local exchange carriers (“CLECs”), and other Internet-based and VoIP service providers. Certain phone companies, such as the ILECs AT&T and Verizon, have substantial capital and other resources, longstanding customer relationships, and extensive existing facilities and network rights-of-way. A few CLECs also have existing local networks and significant financial resources. In addition, we are increasingly competing with other phone service providers as customers replace traditional wireline phone services with wireless and Internet-based phone services.

Business Services

Our business services primarily compete with a variety of phone companies, including ILECs and CLECs. These companies either operate their own network infrastructure or rely on reselling all or part of another carrier’s network. We also compete with satellite operators who offer video services to businesses.

NBCUniversal Segments

Cable Networks and Broadcast Television

Our cable networks, broadcast networks and owned local broadcast television stations compete for viewers’ attention and audience share with all forms of programming provided to viewers, including cable, broadcast and premium networks; subscription video on demand services; local broadcast television stations; home entertainment products; pay-per-view and video on demand services; online activities, such as social networking and viewing user-generated content; gaming products; and other forms of entertainment, news and information.

Our cable networks, broadcast networks and owned local broadcast television stations compete for the acquisition of programming and for on-air and creative talent with other cable and broadcast networks, local television stations and subscription video on demand services. The market for programming is very competitive, particularly for sports programming, where the cost for such programming is significant.

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

13	Comcast 2016 Annual Report on Form 10-K

In addition, our cable television and broadcast television studio production operations compete with other production companies and creators of content for the acquisition of story properties, for creative, performing and technical personnel, and for distribution of, and consumer interest in, their content.

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

Theme Parks

Our theme parks business competes with other multi-park entertainment companies. We also compete with other providers of entertainment, lodging, tourism and recreational activities. To help maintain the competitiveness of our theme parks, we have invested and continue to invest in existing and new theme park attractions, hotels and infrastructure.

Advertising

Our cable communications business, cable networks, broadcast networks, and owned local broadcast television stations compete for the sale of advertising with other television networks and stations, as well as with all other advertising platforms, such as digital, radio and print media. The willingness of advertisers to purchase advertising from us may be adversely affected by lower audience ratings at our cable networks, broadcast networks and owned local broadcast television stations. Declines in advertising revenue also can be caused by increased competition for the leisure time of viewers and audience fragmentation and from the growing use of technologies such as DVRs and video on demand services, which give consumers greater flexibility to watch programming on a time-delayed or on-demand basis or to fast-forward or skip advertisements within programming; from subscription video on demand services; and from other online programming.

Seasonality and Cyclicality

Each of our businesses is subject to seasonal and cyclical variations. See Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations and refer to the “Seasonality and Cyclicality” discussion within that section for additional information.

Legislation and Regulation

The Communications Act of 1934, as amended (the “Communications Act”), and FCC regulations and policies affect significant aspects of our businesses. Our businesses are also subject to other regulation by federal, state, local and foreign authorities and to agreements we enter into with local cable franchising authorities. In addition, we must comply with the terms, conditions and commitments of the FCC Order that approved the NBCUniversal transaction in January 2011 (the “NBCUniversal Order”) and a consent decree entered into between us, the Department of Justice (“DOJ”) and five states (the “NBCUniversal Consent Decree”) in September 2011, which contain conditions and commitments of varying duration, ranging from three to seven years thereafter.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules or regulations, or interpretations of existing statutes, rules or regulations, or

Comcast 2016 Annual Report on Form 10-K	14

prescribe new ones, any of which may significantly affect our businesses. In addition, in recent years, the FCC and certain states have been more active in considering rulemakings and legislation, as well as in conducting inquiries and reviews, regarding our services. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. Congress may consider proposals to address communications issues, including whether it should rewrite the entire Communications Act to account for changes in the communications marketplace, whether it should address the FCC’s authority to implement or enforce open Internet regulations, and whether it should fund new broadband infrastructure. We are unable to predict the effects of any of these or any other further legislative requirements on our businesses. In addition, with the new Administration in place, the FCC and other agencies may pursue new regulations or seek changes to, or the elimination of, existing regulations, such as the classification of broadband Internet service and requirements relating to the Internet and privacy. We cannot predict what changes will be sought and, if adopted, how they will affect our businesses.

The following paragraphs summarize material existing and potential future legal and regulatory requirements affecting our businesses, although reference should be made to the Communications Act, FCC regulations, the NBCUniversal Order, the NBCUniversal Consent Decree, and other legislation and regulations for further information.

Cable Communications Segment

Video Services

Program Carriage

Cable operators and other multichannel video providers are prohibited from requiring as a condition of carriage a financial interest in, or exclusive distribution rights for, a video programming network. In addition, FCC regulations, as well as the NBCUniversal Order, prohibit us from unreasonably restraining the ability of an unaffiliated video programming network to compete fairly by discriminating against the network on the basis of its non-affiliation in the selection, terms or conditions for its carriage. We have been involved in program carriage disputes at the FCC and may be subject to new complaints in the future.

Must-Carry/Retransmission Consent

Cable operators are required to carry, without compensation, programming transmitted by most local commercial and noncommercial broadcast television stations. As an alternative to this “must-carry” requirement, local broadcast television stations may choose to negotiate with the cable operator for “retransmission consent,” under which the station gives up its must-carry rights and instead seeks to negotiate a carriage agreement with the cable operator, which frequently will involve payments to the station. We currently pay certain local broadcast television stations in exchange for their required consent for the retransmission of the stations’ broadcast programming to our video services customers and expect to continue to be subject to demands for increased payment and other concessions from local broadcast television stations. For information on must-carry and retransmission consent issues relating to our broadcast television business, see “NBCUniversal Segments — Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” discussion within that section.

Pricing and Packaging

In 2015, the FCC revised its rate regulations to create a presumption that all local communities are subject to effective competition and should no longer be subject to rate regulation that limits prices cable operators may charge for basic video service, equipment and installation. That decision has been appealed in federal court. While the FCC has accepted a certification from a Massachusetts franchising authority that demonstrated an absence of effective competition in a number of the communities we serve in Massachusetts that will allow for

15	Comcast 2016 Annual Report on Form 10-K

continued rate regulation in those communities, all of the other areas we serve are unregulated. In addition to the FCC’s rate regulation rules, certain state entities monitor and may challenge the marketing and advertising of our services. For example, in 2016, the Washington State Attorney General filed suit in state court alleging our service protection plan, an optional plan that protects customers from incurring charges for service visits to diagnose and repair installed in-home wiring for residential cable services, violates state consumer protection laws.

Cable Equipment

The Communications Act includes provisions aimed at promoting the retail availability of set-top boxes and other equipment that can be used to receive digital video services. In 2016, the FCC launched a rulemaking to consider proposed technology mandates on multichannel video providers aimed at enabling third-party retail video devices to access a provider’s video service without the need for a provider-supplied set-top box. If implemented, these mandates would impose substantial costs on us, impair our ability to innovate and have other adverse effects on our business. It is unclear whether the FCC under the new Administration will pursue this proceeding or adopt these rules.

Pole Attachments

The FCC regulates the rates, terms and conditions that most pole-owning utility companies charge cable operators and telecommunications carriers, including broadband Internet access service providers such as us, for allowing attachments to their poles. States are permitted to preempt FCC jurisdiction and regulate the rates, terms and conditions of attachments themselves, and many states in which we operate have done so. Most of these states have generally followed the FCC’s pole attachment rate standards, which set rates for telecommunications service pole attachments to levels at or near the rates for cable service attachments. In 2015, the FCC eliminated the ability of utility companies to justify higher rates for telecommunication service pole attachments. Cable operators had requested this FCC action because the FCC’s new open Internet regulations, as described below under the heading “Open Internet Regulations”, reclassified Internet access service as a telecommunications service, which could have allowed for higher rental rates to be applied to a majority of our pole attachments. The FCC’s order ensuring that pole rates for telecommunications service attachments approximate the cable service pole rate has been appealed in federal court by the utility companies. Some municipalities have enacted “one-touch” make ready pole attachment ordinances, which permit third parties to alter components of our network attached to utility poles in ways that could adversely affect our businesses. We and other providers have filed complaints in federal court challenging these ordinances.

Franchising

Cable operators generally operate their cable systems under nonexclusive franchises granted by local or state franchising authorities. While the terms and conditions of franchises vary materially from jurisdiction to jurisdiction, franchises typically last for a fixed term, obligate the franchisee to pay franchise fees and meet service quality, customer service and other requirements, and are terminable if the franchisee fails to comply with material provisions. Franchising authorities also may establish reasonable requirements for public, educational and governmental access programming, and some of our franchises require substantial channel capacity and financial support for this programming. The Communications Act also contains provisions governing the franchising process, including renewal procedures designed to protect incumbent franchisees against arbitrary denials of renewal. We believe that our franchise renewal prospects are generally favorable but cannot guarantee the future renewal of any individual franchise.

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

Comcast 2016 Annual Report on Form 10-K	16

when a competing state franchise has been issued, although even in those states, incumbent cable operators may be required to retain certain franchise obligations that are more burdensome than the new entrant’s state franchise.

High-Speed Internet Services

We provide high-speed Internet services to our customers. Many of these services are subject to a number of regulatory obligations described below, including open Internet regulations prescribed by the FCC and certain common carrier regulations under Title II of the Communications Act. As an Internet service provider (“ISP”), we are also subject to a requirement to implement certain network capabilities to assist law enforcement in conducting surveillance of persons suspected of criminal activity. From time to time, the FCC considers imposing new regulatory obligations on ISPs, including, for example, proposals to require broadband network outage reporting. New broadband regulations, if adopted, may have adverse effects on our businesses.

Open Internet Regulations

In 2015, the FCC reclassified broadband Internet access service as a “telecommunications service” subject to new open Internet regulations and certain common carrier regulations under Title II of the Communications Act, including requirements that charges and practices of ISPs for and in connection with broadband Internet access service be just, reasonable and not unjustly or unreasonably discriminatory. However, the FCC refrained from implementing a number of utility-style regulations that might otherwise apply under Title II, such as rate regulation, tariffs and unbundling requirements.

The new open Internet regulations bar ISPs from blocking access to lawful content, applications, services or non-harmful devices; prohibit ISPs from impairing or degrading lawful Internet traffic on the basis of content, applications or services, or impairing or degrading the use of non-harmful devices; prohibit ISPs from favoring lawful traffic from one provider of Internet content, applications or services (called an “edge provider”) over lawful traffic of another edge provider in exchange for consideration (“paid prioritization”); establish a new “general conduct standard” that prohibits ISPs from unreasonably interfering with or unreasonably disadvantaging the ability of consumers to select, access and use the lawful Internet content, applications, services or devices of their choosing or of edge providers to make lawful content, applications, services or devices available to consumers; and require ISPs to disclose information regarding network management, performance and commercial terms of the service. In addition, interconnection arrangements, which govern how Internet traffic is exchanged between high-speed Internet networks and provide direct, dedicated interconnection capacity to edge providers, are now subject to FCC oversight under Title II of the Communications Act. All of these regulations are subject to FCC enforcement and could give rise to third-party claims for damages or equitable relief. These requirements could adversely affect our business, although the extent to which they do so will depend upon the manner in which the FCC interprets and enforces them.

In June 2016, a panel of the United States Court of Appeals for the District of Columbia affirmed the FCC’s new open Internet regulations on appeal. Petitions have been filed requesting a rehearing of the decision. In addition, Congress may consider legislation addressing these regulations, and the FCC under the new Administration may also revisit the rules. We cannot predict whether or how the rules might be changed. States have attempted, and may continue to attempt, to use the FCC’s open Internet decision to justify imposing new regulations and taxes and fees on ISPs that could adversely affect our business.

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

17	Comcast 2016 Annual Report on Form 10-K

Business Data Services

In April 2016, the FCC proposed new regulations for “business data services” (formerly “special access” services), which provide dedicated point-to-point transmission of data at certain guaranteed speeds and service levels using high-capacity connections. The FCC proposed new rate regulation and other regulatory mandates that could apply to business data services offered by cable companies. The proposed rules or any variation of the proposed rules, if implemented, could impose substantial costs on us and have other significant adverse effects on our business. It is uncertain whether the FCC under the new Administration will pursue this proceeding or adopt these rules.

NBCUniversal Order/Consent Decree Conditions

The NBCUniversal Order and NBCUniversal Consent Decree include various conditions and commitments requiring us to offer all of our broadband Internet access service speed tiers on a stand-alone basis at reasonable market-based prices, to maintain a broadband Internet access service of at least 12 Mbps downstream across most of our footprint, and to avoid discrimination in how we treat “specialized services” (defined as services we provide over the same last-mile facilities as our broadband Internet access service, but not including our broadband Internet access service, video services or voice services).

Municipally Owned Broadband Networks

A number of local municipalities operate municipally-owned broadband networks. Certain states have enacted laws that restrict or prohibit local municipalities from operating municipally owned broadband networks. The FCC’s efforts to preempt such laws in Tennessee and North Carolina were overturned in 2016 by the United States Court of Appeals for the Sixth Circuit. However, there may be further efforts by local governments to expand or create government-owned networks and there may also be efforts in state legislatures to restrict the development of government-owned networks or to ease or facilitate such networks. In addition, as part of any federal infrastructure program, governmental subsidies or funding of additional Internet broadband networks may be encouraged. We cannot predict how successful those efforts will be and how they might affect our business.

Voice Services

We provide voice services using VoIP technology. The FCC has adopted a number of regulations for providers of nontraditional voice services such as ours, including regulations relating to privacy of customer proprietary network information, local number portability duties and benefits, disability access, E911, law enforcement assistance, outage reporting, Universal Service Fund contribution obligations and certain regulatory filing requirements. The FCC has not yet ruled on whether VoIP services such as ours should be classified as an “information service” or a “telecommunications service” under the Communications Act. The classification determination is important because telecommunications services are regulated more extensively than information services. State regulatory commissions and legislatures may continue to investigate imposing regulatory requirements on our voice services, and the FCC’s open Internet regulations reclassifying Internet access as a telecommunications service may further encourage state-level regulatory actions.

Voice Interconnection

Because the FCC has not determined the appropriate classification of our voice services, providers of VoIP services typically either secure CLEC authorization or obtain interconnection to traditional wireline phone company networks by contracting with an existing CLEC, which has the right, as a telecommunications carrier, to request and obtain interconnection with the traditional wireline phone companies. We have arranged for such interconnection rights through affiliated CLECs. If a regulatory or judicial authority were to deny our ability to interconnect through one of our affiliated CLECs, our ability to provide voice services and compete in the area in question would be negatively impacted. The FCC regulates the arrangements by which telecommunications carriers compensate one another for exchanged traffic and has affirmed the right of CLECs to collect intercarrier compensation when providing interconnection for VoIP providers.

Comcast 2016 Annual Report on Form 10-K	18

Universal Service

The federal Universal Service program generally requires us and other phone service providers to pay a fee based on revenue from their services into a fund used to subsidize the provision of telecommunications services in high-cost areas and to low-income consumers and the provision of Internet and telecommunications services to schools, libraries and certain health care providers. Some states also have analogous programs that support service in high-cost areas or to low-income consumers. The FCC has long considered implementing changes to the Universal Service program, such as changing the fee calculation from a revenue-based formula to a per-user fee or per-connection fee, adopting a fee based on bandwidth, and expanding the services subject to the fee to include broadband Internet access services. We are unable to predict if or how the FCC may change the Universal Service program, or the effects any such changes would have on our businesses.

The FCC recently has shifted its focus away from supporting traditional telephone service, and toward subsidizing broadband deployment. This shift could assist some of our competitors. For example, in 2014, the FCC substantially revised the program that provides Universal Service support for services to schools and libraries to shift support from voice services to broadband services and the deployment of Wi-Fi networks. Similarly, the FCC has expanded its Lifeline subsidy program for low-income consumers to include broadband services in addition to voice services. The FCC under the new Administration or Congress may revisit these subsidy programs and how they are funded. We cannot predict whether or how these programs will be changed.

NBCUniversal Segments

Cable Networks

Program Access

The Communications Act and FCC regulations (the “program access rules”) generally prevent cable networks affiliated with cable operators from favoring cable operators over competing multichannel video programming distributors (“MVPDs”).

The FCC and Congress have considered proposals that would require companies that own multiple cable networks to make each of their networks available individually when negotiating distribution agreements with MVPDs and potentially with online video distributors (“OVDs”). We currently offer our cable networks both on a bundled basis and, when requested, individually.

Under the terms of the NBCUniversal Order, MVPDs in certain circumstances can invoke commercial arbitration for access to our cable networks and broadcast television networks, including our regional sports networks. In addition, under the NBCUniversal Order and NBCUniversal Consent Decree, we are required to make certain of our cable network, broadcast television and filmed entertainment programming available to bona fide OVDs in certain circumstances. For further discussion of these conditions, see “Broadcast Television” below and refer to the “Must-Carry/Retransmission Consent” and “Internet Distribution” discussions within that section.

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

19	Comcast 2016 Annual Report on Form 10-K

Broadcast Television

Licensing

Local broadcast television stations may be operated only in accordance with a license issued by the FCC upon a finding that the grant of the license will serve the public interest, convenience and necessity. The FCC grants broadcast television station licenses for specific periods of time, which may be renewed with or without conditions. Substantially all of our broadcast television station licenses have pending applications for renewal, although our stations’ authority to operate is automatically extended while a renewal application is under review. Several of these applications have been opposed by third parties. Although our licenses have been renewed in the past, there can be no assurance that we will always obtain renewal grants.

Ownership Limits

FCC regulations limit the ability of individuals and entities to have “attributable interests” above specific ownership levels in local television stations and place limitations on ownership of other specified mass media entities, such as limits on the cross-ownership of broadcast television stations and newspapers in the same market. The FCC is in the process of reviewing these ownership regulations.

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

National Television Ownership

The Communications Act and FCC regulations limit the number of broadcast television stations one entity may own or control nationally. No entity may have an attributable interest in broadcast television stations that reach, in the aggregate, more than 39% of all U.S. television households. The FCC also has adopted a rule that eliminates a 50% discount formerly afforded to UHF stations (channels 14 and above) in calculating the extent of an individual station owner’s holdings under the national cap. Our owned broadcast television station reach does not exceed this limit, but the elimination of this discount places us closer to the national cap and limits our flexibility to acquire stations in the future.

Foreign Ownership

The Communications Act generally limits foreign ownership in a broadcast television station to 20% direct ownership and 25% indirect ownership, although the limit on indirect ownership can be waived if the FCC finds it to be in the public interest.

Dual Network Rule

Each of the four major broadcast television networks — ABC, CBS, Fox and NBC — is prohibited from being under common ownership or control with another of the four.

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

In enacting the STELA Reauthorization Act of 2014, Congress modified certain aspects of the compulsory copyright licenses under which satellite providers and cable operators retransmit broadcast television sta-

Comcast 2016 Annual Report on Form 10-K	20

tions. Congress also is considering legislation that would modify the must-carry and retransmission consent regime. Under conditions imposed in the NBCUniversal Order, MVPDs may invoke commercial arbitration to resolve disputes regarding carriage of our owned local broadcast television stations.

Internet Distribution

The NBCUniversal Order and NBCUniversal Consent Decree establish certain obligations and restraints concerning distribution of our content online. We must make available certain of our cable network, broadcast television and filmed entertainment programming to bona fide OVDs in certain circumstances, and they may invoke commercial arbitration to resolve disputes over access to such programming. We also must distribute programming via nbc.com that is generally equivalent to the programming that we distributed via nbc.com as of January 1, 2011, on generally equivalent prices, terms and conditions, so long as at least one of the other major broadcast networks continues to distribute its programming in a similar fashion. We are one of three broadcast network owners of Hulu, but we have no voting rights or board representation. We have entered into renewal license agreements with Hulu on substantially the same terms as its other broadcast network owners.

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

Filmed Entertainment

Our filmed entertainment business is subject to “trade practice laws” in effect in 25 states and Puerto Rico relating to theatrical distribution of motion pictures. In countries outside the United States, a variety of existing or contemplated laws and regulations may affect our ability to distribute and license motion picture and television products, as well as consumer merchandise products. The ability of countries to deny market access or refuse national treatment to products originating outside their territories is regulated under various international agreements.

Theme Parks

Our theme parks are subject to various regulations, including laws and regulations regarding environmental protection, privacy and data protection, consumer product safety and theme park operations, such as health, sanitation, safety and fire standards, as well as liquor licenses.

Other Areas of Regulation

Intellectual Property

Copyright, trademark, unfair competition, patent, trade secret and other proprietary-rights laws of the United States and other countries help protect our intellectual property rights. In particular, piracy of programming and films through unauthorized distribution of counterfeit DVDs, peer-to-peer file sharing and other platforms presents challenges for our cable networks, broadcast television and filmed entertainment businesses. The unauthorized reproduction, distribution or display of copyrighted material over the Internet or through other methods of distribution, such as through devices, software or websites that allow the reproduction, viewing, sharing and/or downloading of content by either ignoring or interfering with the content’s security features and copyrighted status, interferes with the market for copyrighted works and disrupts our ability to exploit our content. The extent of copyright protection and the use of technological protections, such as encryption, are controversial. Modifications to existing laws that weaken these protections could have an adverse effect on our ability to license and sell our programming.

21	Comcast 2016 Annual Report on Form 10-K

While many legal protections exist to combat piracy, laws in the United States and internationally continue to evolve, as do technologies used to evade these laws. We have actively engaged in the enforcement of our intellectual property rights and likely will continue to expend substantial resources to protect our content. The repeal of laws intended to combat piracy and protect intellectual property or weakening of such laws or enforcement in the United States or internationally, or a failure of existing laws to adapt to new technologies, could make it more difficult for us to adequately protect our intellectual property rights, which could negatively affect their value and further increase the costs of enforcing our rights.

Copyright laws also require that we contribute a percentage of revenue to a federal copyright royalty pool in exchange for retransmitting copyrighted material in broadcast signals under a compulsory license and that we pay standard industry licensing fees for the public performance of music in the programs we distribute, such as local advertising and local origination programming on our cable systems, as well as in the content we create. The fees we pay to music performance rights organizations are typically renegotiated when we renew licenses with those organizations, while the royalties we contribute to the copyright royalty pool for broadcast signals can be challenged by copyright owners in annual audits, and we cannot predict what those fees will be in the future or if disputes will arise over them. In addition, in response to a 2014 FCC decision eliminating the FCC’s “sports blackout” rule, which previously enabled sports teams to insist that cable operators black out sports events not available on local broadcast signals, the leading sports leagues petitioned the Copyright Royalty Board to impose a copyright surcharge on cable operators to compensate sports teams for the loss of programming exclusivity, and that proceeding is now pending.

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

Privacy and Data Security Regulation

The Communications Act generally restricts the nonconsensual collection and disclosure to third parties of cable customers’ personally identifiable information by cable operators, except for rendering service, conducting legitimate business activities related to the service, and responding to legal requests. We are also subject to various state and federal regulations that provide privacy protections for customer proprietary network information related to our voice services.

As a result of the FCC’s 2015 decision to reclassify broadband Internet access service as a “telecommunications service” subject to Title II of the Communications Act, the FCC has concluded that ISPs are subject to FCC regulations regarding the use and disclosure of certain customer information. Specifically, in October 2016, the FCC adopted new privacy and data security regulations governing the use of certain customer information by telecommunications carriers, including ISPs and providers of VoIP services such as ours. Under these new regulations, we may use, disclose or permit access to any customer non-sensitive proprietary information subject to the customer’s ability to opt out, but must obtain opt-in approval from the customer to use, disclose or permit access to customer sensitive proprietary information, with certain exceptions. The new regulations also impose breach notification obligations and data security requirements. These new rules are more stringent than the FTC’s privacy rules that previously applied to ISPs and could have adverse effects on our ability to compete in the highly concentrated online advertising market. The FCC under the new Administration or Congress may revisit and revise these new rules, although we cannot predict whether or how the rules might be changed.

Comcast 2016 Annual Report on Form 10-K	22

In addition to FCC privacy regulations governing ISPs, the FTC generally exercises authority over privacy protections applicable to some of our other businesses by using its existing authority over unfair and deceptive acts or practices to apply greater restrictions on the collection and use of personally identifiable and other information relating to consumers. It also has undertaken numerous enforcement actions against parties that do not provide sufficient security protections against the loss or unauthorized disclosure of this type of information. However, a recent court decision has raised questions regarding the extent of FTC jurisdiction over companies like us, whose service offerings include some common carrier services. The FTC has appealed this decision. We cannot predict the outcome of the litigation or the impact of the decision on our business. We also are subject to stringent data security and data retention requirements that apply to website operators and online services directed to children under 13 years of age, or that knowingly collect or post personal information from children under 13 years of age. Other privacy-oriented laws have been extended by courts to online video providers and are increasingly being used in privacy lawsuits, including class actions, against providers of video materials online.

We are also subject to state and federal “do not call” laws regarding telemarketing and state and federal laws regarding unsolicited commercial emails, as well as FCC regulations relating to automated telemarketing calls, texts and SMS messages. The FTC and state attorneys general also have initiated efforts to increase and enforce transparency requirements about the collection and use of consumer information, even in an aggregated, non-customer-identifiable form, which may require ongoing review of new and rapidly evolving technologies and methods for delivering content and advertising to ensure that appropriate notice is given to consumers and consent is obtained where required.

We are also subject to state and federal laws and regulations regarding data security that primarily apply to sensitive personal information that could be used to commit identity theft. Most states have security breach notification laws that generally require a business to give notice to consumers and government agencies when certain information has been disclosed due to a security breach, and the FCC has adopted security breach rules for voice services and broadband Internet access services. Several states have also enacted general data security requirements to safeguard consumer information, including the proper disposal of consumer information.

The National Institute of Standards and Technology (“NIST”), in cooperation with other federal agencies and owners and operators of U.S. critical infrastructure, including us, have developed a voluntary framework that provides a prioritized, flexible, repeatable, performance-based and cost-effective approach to cybersecurity risk. It is a compendium of existing cross-sector cyber-defense processes, practices and protocols that can help companies identify, assess and manage their cyber risks and vulnerabilities, and several government agencies have encouraged compliance with this framework. NIST recently proposed draft updates to this voluntary framework and is collecting feedback on the draft. In June 2016, the Department of Homeland Security and the Department of Justice, in collaboration with other federal agencies, released final guidance regarding the sharing of cyber threat indicators and defensive measures between and among Federal and Non-Federal entities under the Cybersecurity Act of 2015. Finally, there are pending legislative proposals that could impose new requirements on owners and operators of critical infrastructure, including us, and the FCC is considering expanding its cybersecurity guidelines or adopting new cybersecurity requirements.

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

23	Comcast 2016 Annual Report on Form 10-K

NBCUniversal has submitted applications with the FCC indicating its potential interest in selling broadcast spectrum rights, and we have filed an application to bid on new mobile broadband licenses. Filing an application in the auction does not create any obligation to sell, bid on or buy spectrum.

Bidding in the auction began in May 2016 and is still ongoing. We cannot predict the outcome of the auction or the impact the outcome may have on our business.

State and Local Taxes

Some states and localities have imposed or are considering imposing, through both legislative and administrative channels, new or additional taxes or fees on, or limiting or eliminating incentives or credits earned or monetized by, the businesses operated by our Cable Communications and NBCUniversal segments, or imposing adverse methodologies by which taxes, fees, incentives or credits are computed, earned or monetized. These include combined reporting or other changes to general business taxes, central assessments for property tax, and taxes and fees on the businesses operated or services provided by our Cable Communications and NBCUniversal segments. In some situations, DBS providers and other competitors that deliver their services over a high-speed Internet connection do not face the same state tax and fee burdens. Congress has also considered, and may consider again, proposals to bar or limit states from imposing taxes on these DBS providers or other competitors that are equivalent to the taxes or fees that we pay. The Internet Tax Freedom Act, which prohibits most states and localities from imposing sales and other taxes on our Internet access charges, has now been made permanent by 2016 legislation; however, some jurisdictions have or may assert that certain taxes akin to right-of-way fees are not preempted by Internet Tax Freedom Act. The FCC’s reclassification of broadband Internet access services as Title II telecommunications services may cause or allow, directly or indirectly, some states and localities to impose various other taxes and fees on our high-speed Internet business.

Environmental Matters

Certain of our business operations are subject to environmental laws and regulations since they involve air emissions, wastewater discharges, and the use, disposal and cleanup of toxic and hazardous substances. Any failure to comply with environmental requirements could result in monetary fines, civil or criminal sanctions, third-party claims, or other costs or liabilities.

Environmental requirements have become more stringent over time, and pending or proposed new regulations could impact our operations or costs. For example, climate change regulation, such as proposed greenhouse gas emissions limits or cap and trade programs, could result in an increase in the cost of electricity, which is a significant component of our operational costs for some aspects of our businesses.

Other Regulations

Federal regulators actively regulate other aspects of our businesses, including accessibility to our video and voice services and broadcast television programming for people with disabilities, customer service standards, inside wiring, leased access, loudness of commercial advertisements, advertising, Emergency Alert System, equal employment opportunity, lottery programming, recordkeeping and public file access requirements, regulatory fees and technical standards relating to the operation of cable systems and television stations. We are occasionally subject to enforcement actions at the FCC, which can result in us having to pay fines to the agency or being subject to other sanctions. We also are subject to various international regulations, including those that cover television broadcasting, programming and advertising.

Comcast 2016 Annual Report on Form 10-K	24

Employees

As of December 31, 2016, we had approximately 159,000 full-time and part-time employees calculated on a full-time equivalent basis. Of these employees, approximately 91,000 and 58,000 were associated with our cable communications business and our NBCUniversal businesses, respectively. We also use freelance and temporary employees in the normal course of our business.

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

All of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers. Technological changes are further intensifying and complicating the competitive landscape and influencing consumer behavior, which is discussed in the risk factor immediately below under the heading “Changes in consumer behavior driven by new technologies and distribution platforms for viewing content may adversely affect our businesses and challenge existing business models.”

Competition for our cable services consists primarily of DBS providers and phone companies with fiber-based networks that typically offer features, pricing and packaging for services comparable to ours. In 2015, AT&T, our largest phone company competitor, acquired DirecTV, the nation’s largest DBS provider to create an even larger competitor that also has its own wireless phone facilities, which we do not, and in 2016, announced a proposed merger with Time Warner, a media and entertainment company. Some of these competitors have begun offering smaller packages of channels at price points lower than our standard packages, both through traditional and online distribution platforms, which could cause us to offer more customized programming packages that may be less profitable. In addition, if consolidation between wireless distributors and content providers occurs, some of our competitors may offer free or lower cost streaming services for viewing their content through unlimited data-usage plans for their Internet or wireless phone serv-

25	Comcast 2016 Annual Report on Form 10-K

ices. Additional companies, some with significant financial resources, continue to enter or are seeking to enter the video distribution market, primarily by offering online video programming services that can be viewed live, through streaming services or by downloading.

Current and future wireless Internet services, such as 3G, 4G and 5G wireless broadband services and Wi-Fi networks, and devices such as wireless data cards, tablets and smartphones, and mobile wireless routers that connect to such devices, may compete with our high-speed Internet services. Our voice services are facing increased competition as customers replace wireline phones with wireless and Internet-based phone services.

Our cable communications business continues to seek ways to enhance the value of our cable services network, such as by growing our high-speed Internet and business services businesses and by launching additional services, such as our home security and automation services. There can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our Cable Communications segment revenue, maintain our Cable Communications segment operating margin, or to compete successfully in the future.

Each of NBCUniversal’s businesses also faces substantial and increasing competition from providers of similar types of content, as well as from other forms of entertainment and recreational activities. NBCUniversal must compete to obtain talent, programming and other resources required in operating these businesses.

The ability of all of our businesses to compete effectively depends on our perceived image and reputation among our various constituencies, including our customers, consumers, advertisers, investors and government authorities. Our ability to compete may be negatively affected if we do not provide our customers with a satisfactory customer experience.

There can be no assurance that we will be able to compete effectively against existing or new competitors or that competition will not have an adverse effect on our businesses. For a more detailed description of the competition facing our businesses, see Item 1: Business and refer to the “Competition” discussion within that section.

Changes in consumer behavior driven by new technologies and distribution platforms for viewing content may adversely affect our businesses and challenge existing business models.

New technologies and platforms for the distribution, sale and viewing of content have been, and will likely continue to be, developed that further increase the number of competitors that all our businesses face and challenge existing business models. These technologies and distribution platforms are driving changes in consumer behavior as consumers seek more control over when, where and how they consume content and access communications services.

While our cable communications business is attempting to adapt to changing consumer behaviors, for example, by deploying our X1 platform, cloud DVR technology and apps such as Netflix on our X1 set top boxes, new and traditional competitors, as well as some programming networks, continue to launch subscription video on demand services, live online broadcast and cable television streaming services and downloading services that can be viewed on television sets, computers, smartphones and tablets. Many of these service offerings charge no fee or a lower fee than our traditional video packages for access to their content, which could have an adverse effect on demand for our video services, including for expanded digital video packages, premium networks, and our DVR and On Demand services.

New technologies and distribution platforms, together with an increasing number of companies offering their content directly to consumers over the Internet, including some that also offer exclusive high-quality original

Comcast 2016 Annual Report on Form 10-K	26

video programming, have increased the number of entertainment choices available to consumers, which has intensified audience fragmentation. The increase in entertainment choices has and may continue to reduce the number of subscribers to our cable networks. Time-shifting technologies, such as DVRs and cloud-based recording services and video on demand services, reduce the viewing of content through traditional linear television distribution outlets. Reduced viewing of our content through traditional linear television distribution outlets has caused and will likely continue to cause audience ratings declines for NBCUniversal’s linear television content and may adversely affect the price and amount of advertising that advertisers are willing to purchase from us and the amount NBCUniversal receives for distribution of its content.

The success of any of these ongoing or future developments or our failure to effectively anticipate or adapt to emerging competitors or changes in consumer behavior, including among younger consumers, could have an adverse effect on our competitive position, businesses and results of operations.

A decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses.

Our cable communications, cable networks and broadcast television businesses compete for the sale of advertising time with other television networks and stations, as well as with all other advertising platforms, such as digital media, as well as radio and print. We derive substantial revenue from the sale of advertising, and a decline in expenditures by advertisers, including through traditional linear television distribution models, could negatively impact our results of operations. Declines can be caused by the economic prospects of specific advertisers or industries, increased competition for the leisure time of viewers and audience fragmentation, the growing use of new technologies, or the economy in general. In addition, advertisers’ willingness to purchase advertising from us may be adversely affected by lower audience ratings, which many of our networks have experienced and likely will continue to experience. Advertising sales and rates also are dependent on the methodology used for audience measurement and could be negatively affected if methodologies do not accurately reflect actual viewership levels. For example, certain methods of viewing content, such as delayed viewing on DVRs or viewing content online, might not be counted in audience measurements or may generate less, if any, revenue than traditional distribution methods, which could have an adverse effect on our advertising revenue. Reductions in advertisers’ expenditures could adversely affect our revenue and businesses.

Our businesses depend on keeping pace with technological developments.

Our success is, to a large extent, dependent on our ability to acquire, develop, adopt and leverage new and existing technologies, and our competitors’ use of certain types of technology and equipment may provide them with a competitive advantage. For example, current and new wireless Internet technologies such as 4G and 5G wireless broadband services continue to evolve rapidly to allow for greater speed and reliability, and some companies and municipalities are building advanced fiber-based networks that provide very fast Internet access speeds. We expect other advances in communications technology to occur in the future. If we choose technology or equipment that is not as effective or attractive to consumers as that employed by our competitors, if we fail to employ technologies desired by consumers before our competitors do so, or if we fail to execute effectively on our technology initiatives, our businesses and results of operations could be adversely affected. We also will continue to incur additional costs as we execute our technology initiatives, such as the deployment of DOCSIS 3.1, X1 set-top boxes, wireless gateways and cloud DVR technology, and there can be no assurance that we can execute on these and other initiatives in a manner sufficient to grow or maintain our revenue or to compete successfully in the future. We also may incur increased costs if changes in our competitors’ product offerings require that we offer certain of our existing services or enhancements at a lower or no cost to our customers or that we make additional research and development expenditures.

27	Comcast 2016 Annual Report on Form 10-K

We are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses.

Federal, state and local governments extensively regulate the video, high-speed Internet and voice services industries. Our broadcast television business is also highly regulated by federal laws and regulations. Our cable networks, filmed entertainment and theme parks businesses are also subject to various other laws and regulations at the international, federal, state and local levels, including laws and regulations relating to environmental protection, which have become more stringent over time, and the safety of consumer products and theme park operations. In addition, we are subject to the NBCUniversal Order and the NBCUniversal Consent Decree, which have imposed numerous conditions on our businesses relating to the treatment of competitors and other matters. In recent years, the FCC and certain states also have been more active in conducting inquiries and reviews regarding our services, and this trend may continue. Failure to comply with the laws and regulations applicable to our businesses could result in administrative enforcement actions, fines, and civil and criminal liability. For a more extensive discussion of the significant risks associated with the regulation of our businesses, see Item 1: Business and refer to the “Legislation and Regulation” discussion within that section.

Changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our businesses.

Legislators and regulators at all levels of government frequently consider changing, and sometimes do change, existing statutes, rules, regulations, or interpretations thereof, or prescribe new ones, which may significantly affect our businesses. In addition, in recent years, the FCC and certain states have been more active in considering rulemakings and legislation regarding our services. Any future legislative, judicial, regulatory or administrative actions may increase our costs or impose additional restrictions on our businesses, some of which may be significant. In addition, Congress is expected to consider proposals to address communications issues, including whether it should rewrite the entire Communications Act to account for changes in the communications marketplace, whether it should address the FCC’s authority to implement or enforce open Internet regulations, and whether it should fund new broadband infrastructure. We are unable to predict the effects of any of these or any other further legislative requirements on our businesses, nor can we predict how the FCC or other agencies under the new Administration will address regulatory matters affecting our businesses. Any changes to the legal and regulatory framework applicable to any of our services or businesses could have a negative impact on our businesses and results of operations.

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

Comcast 2016 Annual Report on Form 10-K	28

NBCUniversal’s success depends on consumer acceptance of its content, and its businesses may be adversely affected if its content fails to achieve sufficient consumer acceptance or the costs to create or acquire content increase.

Most of NBCUniversal’s businesses create and acquire media and entertainment content, the success of which depends substantially on consumer tastes and preferences that change in often unpredictable ways. The success of these businesses depends on our ability to consistently create, acquire, market and distribute cable network and broadcast television programming, filmed entertainment, theme park attractions and other content that meet the changing preferences of the broad domestic and international consumer markets. We have invested, and will continue to invest, substantial funds in our content, including in the production of original content on our cable networks and broadcast television networks, in our films and for theme park attractions, before learning the extent to which it would earn consumer acceptance.

We also obtain a significant portion of our content from third parties, such as movie studios, television production companies, sports organizations and other suppliers. Competition for popular content, particularly for sports programming, is intense, and we may have to increase the price we are willing to pay or be outbid by our competitors for popular content. Entering into or renewing contracts for such programming rights or acquiring additional rights may result in significantly increased costs. Particularly with respect to long-term contracts for sports programming rights, our results of operations and cash flows over the term of a contract depend on a number of factors, including the strength of the advertising market, our audience size, the ability to secure distribution from and impose surcharges or obtain carriage on multichannel video providers for the content, and the timing and amount of our rights payments. There can be no assurance that revenue from these contracts will exceed our costs for the rights, as well as the other costs of producing and distributing the programming. If our content does not achieve sufficient consumer acceptance, or if we cannot obtain or retain rights to popular content on acceptable terms, or at all, our businesses may be adversely affected.

The loss of NBCUniversal’s programming distribution agreements, or the renewal of these agreements on less favorable terms, could adversely affect its businesses.

Our cable networks depend on their ability to secure and maintain distribution agreements with multichannel video providers, and if a network does not attract sufficient viewers, multichannel video providers may decide not to distribute the network. Our broadcast television networks depend on their ability to secure and maintain network affiliation agreements with third-party local broadcast television stations in the markets where we do not own the affiliated local broadcast television station. In addition, every three years, each of our owned local broadcast television stations must elect, with respect to its retransmission by multichannel video providers within its DMA, either “must-carry” status, in which the distributor’s carriage of the station is mandatory and does not generate any compensation for the local station, or “retransmission consent,” in which the station gives up its right to mandatory carriage and instead seeks to negotiate the terms and conditions of carriage with the distributor, including the amount of compensation, if any, paid to the station by such distributor. All of our NBC and Telemundo owned local broadcast television stations have elected retransmission consent through December 31, 2017. Increasingly, our cable networks, broadcast television and filmed entertainment businesses have entered into agreements to license their prior season and library content on other distribution platforms, including subscription video on demand services, and some multichannel video providers are offering smaller packages of channels as part of their streaming and linear television programming packages. In addition, certain online entities may stream our broadcast television content online without our consent and without paying any compensation to us. As a result, there can be no assurance that any of our distribution agreements will be renewed in the future on acceptable terms, or at all. The loss of any of these agreements, or the renewal of these agreements on less favorable terms, could reduce our distribution revenue and the reach of our television programming and its attractiveness to advertisers, which in turn could adversely affect our cable networks, broadcast television and filmed entertainment businesses.

29	Comcast 2016 Annual Report on Form 10-K

We rely on network and information systems and other technologies, as well as key properties, and a disruption, cyber attack, failure or destruction of such networks, systems, technologies or properties may disrupt our businesses.

Network and information systems and other technologies, including those related to our network management, customer service operations and programming delivery, are critical to our business activities. Network and information systems-related events, including those caused by us or by third parties, such as computer hackings, cyber attacks, computer viruses, worms or other destructive or disruptive software, process breakdowns, denial of service attacks, malicious social engineering or other malicious activities, or any combination of the foregoing, or power outages, natural disasters, infectious disease outbreaks, terrorist attacks or other similar events, could result in a degradation or disruption of our services, excessive call volume to call centers, a reduction in demand for our theme parks or damage to our equipment, data, properties and reputation. These events also could result in large expenditures to repair or replace the damaged properties, networks or information systems or to protect them from similar events in the future, and any such events could have an adverse effect on our results of operations.

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

The risk of these systems-related events and security breaches occurring continues to intensify in many lines of business, and our lines of business may be at a disproportionately heightened risk of these events occurring, due to the nature of our businesses and the fact that we maintain certain information necessary to conduct our business in digital form stored on cloud servers. In the ordinary course of our business, there are frequent attempts to cause such systems-related events and security breaches, and we have experienced minor systems-related events that, to date, have not resulted in any significant degradation or disruption to our network or information systems or our services or operations. While we develop and maintain systems, and operate a comprehensive security program, seeking to prevent systems-related events and security breaches from occurring, the development, maintenance and operation of these systems and programs is costly and requires ongoing monitoring and updating as technologies change and efforts to overcome security measures become more sophisticated. Despite any efforts to prevent these events and security breaches, there can be no assurance that they will not occur in the future or will not have an adverse effect on our businesses. Moreover, the amount and scope of insurance we maintain against losses resulting from any such events or security breaches likely would not be sufficient to cover our losses or otherwise adequately compensate us for any disruptions to our business that may result, and the occurrence of any such events or security breaches could have an adverse effect on our business.

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

Comcast 2016 Annual Report on Form 10-K	30

equipment or services we need in a timely manner or at reasonable prices, our ability to provide some services may be adversely affected.

Weak economic conditions may have a negative impact on our businesses.

A substantial portion of our revenue comes from customers whose spending patterns may be affected by prevailing economic conditions. Weak economic conditions could adversely affect demand for any of our products and services and have a negative impact on our results of operations. For example, customers may reduce the level of cable services to which they subscribe, or may discontinue subscribing to one or more of our cable services. This risk may be increased by the expanded availability of free or lower cost competitive services, such as subscription video on demand services, or substitute services for our high-speed Internet and voice services, such as mobile phones, smartphones and Wi-Fi networks. Weak economic conditions also may have a negative impact on our advertising revenue, the performance of our films and home entertainment releases, and attendance and spending in our theme parks. Weak economic conditions and turmoil in the global financial markets may also impair the ability of third parties to satisfy their obligations to us, and any disruption in the global financial markets may affect our ability to obtain financing or refinance any existing debt on acceptable terms.

Our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others.

We rely on our intellectual property, such as patents, copyrights, trademarks and trade secrets, as well as licenses and other agreements with our vendors and other third parties, to use various technologies, conduct our operations and sell our products and services. Legal challenges to our intellectual property rights and claims of intellectual property infringement by third parties could require that we enter into royalty or licensing agreements on unfavorable terms, incur substantial monetary liability, or be enjoined preliminarily or permanently from further use of the intellectual property in question or from the continuation of our businesses as currently conducted. We may need to change our business practices if any of these events occur, which may limit our ability to compete effectively and could have an adverse effect on our results of operations. Even if we believe any such challenges or claims are without merit, they can be time-consuming and costly to defend and divert management’s attention and resources away from our businesses. Moreover, if we are unable to obtain or continue to obtain licenses from our vendors and other third parties on reasonable terms, our businesses could be adversely affected.

In addition, intellectual property constitutes a significant part of the value of NBCUniversal’s businesses, and its success is highly dependent on protecting the intellectual property rights of the content it creates or acquires against third-party misappropriation, reproduction or infringement. The unauthorized reproduction, distribution or display of copyrighted material negatively affects our ability to generate revenue from the legitimate sale of our content, as well as from the sale of advertising in connection with our content, and increases our costs due to our active enforcement of our intellectual property rights.

Piracy and other unauthorized uses of content are made easier, and the enforcement of intellectual property rights more challenging, by technological advances that allow the conversion of programming, films and other content into digital formats, which facilitates the creation, transmission and sharing of high-quality unauthorized copies. In particular, piracy of programming and films through unauthorized distribution on DVDs, peer-to-peer computer networks and other platforms continues to present challenges for our cable networks, broadcast television and filmed entertainment businesses. While piracy is a challenge in the United States, it is particularly prevalent in many parts of the world that lack developed copyright laws, effective enforcement of copyright laws and technical protective measures like those in effect in the United States. If any U.S. or international laws intended to combat piracy and protect intellectual property rights are repealed or weakened or are not adequately enforced, or if the legal system fails to adapt to new technologies that facilitate piracy, we may be unable to effectively protect our rights, the value of our intellectual property may

31	Comcast 2016 Annual Report on Form 10-K

be negatively impacted and our costs of enforcing our rights may increase. See Item 1: Business and refer to the “Legislation and Regulation — Other Areas of Regulation — Intellectual Property” discussion for additional information.

Acquisitions and other strategic initiatives present many risks, and we may not realize the financial and strategic goals that we had contemplated.

From time to time, we make acquisitions and investments and may pursue other strategic initiatives, including, for example, with respect to our wireless strategy. In connection with such acquisitions and strategic initiatives, we may incur unanticipated expenses, fail to realize anticipated benefits, have difficulty incorporating an acquired or new line of business, disrupt relationships with current and new employees, customers and vendors, incur significant debt, or have to delay or not proceed with announced transactions or initiatives. For example, our launch of a wireless phone service in 2017 using virtual network operator rights from a third party will have success-based working capital requirements, primarily associated with the procurement of handsets and other equipment, as we launch the service, which could have negative effects on our cash flows. Additionally, regulatory agencies, such as the FCC or DOJ, may impose restrictions on the operation of our businesses as a result of our seeking regulatory approvals for any significant acquisitions and strategic initiatives, or may dissuade us from pursing certain transactions. The occurrence of any of these events could have an adverse effect on our businesses.

Labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses.

Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel and others, as well as some of our on-air and creative talent employees, are covered by collective bargaining agreements or works councils. Most of NBCUniversal’s collective bargaining agreements are industry-wide agreements, and we may lack practical control over the negotiations and terms of the agreements. If we are unable to reach agreement with a labor union before the expiration of a collective bargaining agreement, our employees who were covered by that agreement may have a right to strike or take other actions that could adversely affect us, which could disrupt our operations and reduce our revenue, and the resolution of any disputes may increase our costs. There can be no assurance that we will renew our collective bargaining agreements as they expire or that we can renew them on favorable terms or without any work stoppages.

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

We, primarily through NBCUniversal, operate our businesses worldwide. There are risks inherent in doing business internationally, including global financial market turmoil; economic volatility and the global economic

Comcast 2016 Annual Report on Form 10-K	32

slowdown; currency exchange rate fluctuations and inflationary pressures; the requirements of local laws and customs relating to the publication and distribution of content and the display and sale of advertising; import or export restrictions and changes in trade regulations; difficulties in developing, staffing and managing foreign operations; issues related to occupational safety and adherence to diverse local labor laws and regulations; and potentially adverse tax developments. In addition, doing business internationally subjects us to risks relating to political or social unrest, corruption and government regulation, including U.S. laws such as the Foreign Corrupt Practices Act, that impose stringent requirements on how we conduct our foreign operations. If any of these events occur, our businesses may be adversely affected.

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

33	Comcast 2016 Annual Report on Form 10-K

Item 1B: Unresolved Staff Comments

None.

Item 2: Properties

We believe that substantially all of our physical assets were in good operating condition as of December 31, 2016. Our corporate headquarters and Cable Communications segment headquarters are located in Philadelphia, Pennsylvania at One Comcast Center. We own an 80% interest in the entity whose primary asset is One Comcast Center. In addition, we own an 80% interest in an entity that is currently constructing the Comcast Technology Center, which is adjacent to One Comcast Center. We also lease locations for numerous business offices, warehouses and properties housing divisional information technology operations throughout the United States.

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

Our high-speed Internet network consists of fiber-optic cables owned or leased by us and related equipment. We also operate national and regional data centers with equipment that is used to provide services, such as email and web services, to our high-speed Internet and voice customers, as well as cloud services to our video customers. In addition, we maintain network operations centers with equipment necessary to monitor and manage the status of our services and network.

We own or lease buildings throughout the country that contain customer service call centers, customer service retail centers, warehouses and administrative space. We also own a building that houses our digital media center. The digital media center contains equipment that we own or lease, including equipment related to network origination, video transmission via satellite and terrestrial fiber-optics, broadcast studios, post-production services and interactive television services.

NBCUniversal Segments

NBCUniversal’s corporate headquarters are located in New York City at 30 Rockefeller Plaza. NBCUniversal owns the space it occupies at 30 Rockefeller Plaza. We also own or lease offices, studios, production facilities, screening rooms, retail operations, warehouse space, satellite transmission receiving facilities and data centers in numerous locations in the United States and around the world, including property for our owned local broadcast television stations. In addition, we own theme parks and related facilities in Orlando, Florida and Hollywood, California, as well as a 51% interest in the theme park and related facilities in Osaka, Japan.

Comcast 2016 Annual Report on Form 10-K	34

NBCUniversal Properties as of December 31, 2016

Location	Principal Use	Principal Segment in Which Used	Owned or Leased

30 Rockefeller Plaza New York, NY	NBCUniversal corporate headquarters, offices and studios	Headquarters and Other, Cable Networks and Broadcast Television	Owned

10 Rockefeller Plaza New York, NY	The Today Show studio, production facilities and offices	Broadcast Television	Leased

Universal City Universal City, CA	Offices, studios, theme park and retail operations	All	Owned

1000 Universal Studios Plaza Orlando, FL	Theme parks, production facilities, parking structures and administrative buildings	Theme Parks	Owned

2 Chome-1-33 Sakurajima, Konohana Ward, Osaka, Osaka Prefecture 554-0031, Japan	Theme park and administrative buildings	Theme Parks	Tangible properties owned on leased parcels of land

2290 W. 8th Ave. Hialeah, FL	Telemundo headquarters and production facilities	Headquarters and Other and Broadcast Television	Leased

Other

The Wells Fargo Center, a large, multipurpose arena in Philadelphia, Pennsylvania that we own, was the principal physical operating asset of our other businesses as of December 31, 2016.

Item 3: Legal Proceedings

Refer to Note 16 to Comcast’s consolidated financial statements included in this Annual Report on Form 10-K for a discussion of recent developments related to our legal proceedings.

NBCUniversal is subject to legal proceedings and claims that arise in the ordinary course of its business and it does not expect the final disposition of these matters to have a material adverse effect on its results of operations, cash flows or financial condition, although any such matters could be time-consuming and costly and could injure its reputation.

Item 4: Mine Safety Disclosures

Not applicable.

35	Comcast 2016 Annual Report on Form 10-K

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

On January 24, 2017, our Board of Directors approved a two-for-one stock split in the form of a 100% dividend payable on February 17, 2017 to shareholders of record as of the close of business on February 8, 2017. As the common stock is not yet trading on a post-split basis, all share and per-share amounts are presented on a pre-split basis.

Dividends Declared
2016		2015
Month Declared:	Dividend Per Share	Month Declared:	Dividend Per Share
February	$0.275	February	$0.25
May	$0.275	May	$0.25
July	$0.275	July	$0.25
October (paid in January 2017)	$0.275	October (paid in January 2016)	$0.25
Total	$1.10	Total	$1.00

We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors. In January 2017, our Board of Directors approved a 15% increase in our dividend to $1.26 per share on an annualized, pre-split basis, or $0.63 per share on an annualized, post-split basis. In addition, the Board of Directors approved our first quarter dividend of $0.1575 a share on a post-split basis to be paid in April 2017.

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

Record holders as of December 31, 2016 are presented in the table below.

Stock Class	Record Holders
Class A Common Stock	463,104
Class B Common Stock	3

Comcast 2016 Annual Report on Form 10-K	36

The table below summarizes our repurchases under our Board-authorized share repurchase program during 2016.

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Authorization(a)
First Quarter 2016	22,025,226	$56.82	21,989,334	$1,249,417,635	$8,750,582,365
Second Quarter 2016	18,418,256	$61.66	18,418,136	$1,135,699,704	$7,614,882,661
Third Quarter 2016	20,836,401	$66.07	20,836,288	$1,376,575,738	$6,238,306,923
October 1-31, 2016	13,294,399	$64.00	13,294,399	$850,819,050	$5,387,487,873
November 1-30, 2016	4,036,116	$61.80	4,036,116	$249,446,256	$5,138,041,617
December 1-31, 2016	1,995,929	$69.18	1,995,464	$138,041,588	$5,000,000,029
Total	80,606,327	$62.06	80,569,737	$4,999,999,971	$5,000,000,029

(a)

In December 2015, our Board of Directors increased our share repurchase program authorization to $10 billion, and in January 2017, it increased the authorization to $12 billion, which does not have an expiration date.

The total number of shares purchased during 2016 includes 36,590 shares received in the administration of employee share-based compensation plans.

Under our share repurchase program authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $5.0 billion of our Class A common stock during 2017, subject to market conditions.

Issuance of Equity Securities

In December 2016, we issued 356,635 shares of our Class A common stock to an institutional accredited investor in connection with an advance on future services in a transaction exempt from registration under the Securities Act of 1933, as amended, in accordance with Section 4(a)(2) thereof.

Comcast Common Stock Sales Price Table

The following table sets forth, for the indicated periods, the high and low sales prices of Comcast’s Class A and Class A Special common stock.

	Class A		Class A Special(a)
	High	Low	High	Low
2016
First Quarter	$61.37	$52.34	$—	$—
Second Quarter	$65.42	$59.62	$—	$—
Third Quarter	$68.36	$64.27	$—	$—
Fourth Quarter	$71.32	$60.04	$—	$—

2015
First Quarter	$60.70	$52.45	$60.19	$52.23
Second Quarter	$61.64	$56.05	$61.38	$55.74
Third Quarter	$64.99	$50.00	$64.70	$51.26
Fourth Quarter(a)	$63.38	$55.39	$63.48	$56.88

(a)

The high and low sales price of Comcast’s Class A Special common stock reflects the prices until December 11, 2015, when each issued share of Class A Special common stock was reclassified into one share of Class A common stock (see Note 12 to Comcast’s consolidated financial statements).

37	Comcast 2016 Annual Report on Form 10-K

Stock Performance Graph

Comcast

The following graph compares the annual percentage change in the cumulative total shareholder return on Comcast’s Class A common stock during the five years ended December 31, 2016 with the cumulative total returns on the Standard & Poor’s 500 Stock Index and with a select peer group consisting of us and other companies engaged in the cable, communications and media industries. This peer group (the “new peer group index”) consists of our common stock, DISH Network Corporation (Class A), Charter Communications, Inc., AT&T Inc., Verizon Communications Inc., CenturyLink, Inc., and Sprint Corporation (the “transmission and distribution subgroup”); and Time Warner Inc., Walt Disney Company, Viacom Inc. (Class B), Twenty-First Century Fox, Inc. (Class A), and CBS Corporation (Class B) (the “media subgroup”). The new peer group index was created as a result of merger and acquisition activity that impacted our prior peer group index, which had consisted of our common stock as well as Cablevision Systems Corporation (Class A) (included through June 21, 2016, the date of acquisition by Altice NV), DISH Network Corporation (Class A), DirecTV Inc. (included through July 24, 2015, the date of acquisition by AT&T Inc.), Time Warner Cable Inc. (included through May 18, 2016, the date of acquisition by Charter Communications, Inc.) (the “cable subgroup”); and Time Warner Inc., Walt Disney Company, Viacom Inc. (Class B), Twenty-First Century Fox, Inc. (Class A), and CBS Corporation (Class B) (the “media subgroup”). The peer groups are constructed as composite peer groups in which the transmission and distribution subgroup and the cable subgroup are weighted 61% and the media subgroup is weighted 39% based on the respective revenue of our Cable Communications and NBCUniversal segments. The comparison assumes $100 was invested on December 31, 2011 in our Class A common stock and in each of the following indices and assumes the reinvestment of dividends.

Comparison of 5 Year Cumulative Total Return

	2012	2013	2014	2015	2016
Comcast Class A	$160	$226	$256	$253	$316
S&P 500 Stock Index	$116	$153	$174	$176	$197
Prior Peer Group Index	$144	$211	$244	$242	$284
New Peer Group Index	$130	$170	$180	$178	$220

NBCUniversal

NBCUniversal is a wholly owned subsidiary of NBCUniversal Holdings and there is no market for its equity securities.

Comcast 2016 Annual Report on Form 10-K	38

Item 6: Selected Financial Data

Comcast

Year ended December 31 (in millions, except per share data)	2016	2015	2014	2013	2012
Statement of Income Data
Revenue	$80,403	$74,510	$68,775	$64,657	$62,570
Operating income	16,859	15,998	14,904	13,563	12,179
Net income attributable to Comcast Corporation(a)	8,695	8,163	8,380	6,816	6,203
Basic earnings per common share attributable to Comcast Corporation shareholders(b)	3.61	3.28	3.24	2.60	2.32
Diluted earnings per common share attributable to Comcast Corporation shareholders(b)	3.57	3.24	3.20	2.56	2.28
Dividends declared per common share(b)	1.10	1.00	0.90	0.78	0.65
Balance Sheet Data (at year end)
Total assets	$180,500	$166,574	$159,186	$158,672	$164,837
Total debt, including current portion	61,046	52,621	48,081	47,706	40,323
Comcast Corporation shareholders’ equity	53,943	52,269	52,711	50,694	49,356
Statement of Cash Flows Data
Net cash provided by (used in):
Operating activities	19,240	18,778	16,945	14,160	14,854
Investing activities	(18,385)	(11,964)	(8,733)	(9,514)	(1,486)
Financing activities	151	(8,429)	(6,020)	(13,879)	(4,037)

(a)

For 2016, 2015 and 2014, refer to Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K for a discussion of the effects of items impacting net income attributable to Comcast Corporation. In 2016, 2015, 2014, 2013 and 2012, net income attributable to Comcast Corporation is stated after deducting net income attributable to noncontrolling interests of $350 million, $250 million, $212 million, $319 million and $1.7 billion, respectively. The reduction in net income attributable to noncontrolling interests in 2013 was primarily due to our acquisition of General Electric Company’s remaining interest in NBCUniversal.

(b)	Per share amounts are presented on a pre-split basis (see Note 1 to Comcast’s consolidated financial statements).

NBCUniversal

Omitted pursuant to General Instruction I(2)(a) to Form 10-K.

39	Comcast 2016 Annual Report on Form 10-K

Item 7: Management’s Discussion and Analysis of Financial Condition and Results of Operations

Introduction and Overview

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks (collectively, the “NBCUniversal segments”).

The following provides an overview of our businesses.

2016 Consolidated Operating Results by Segment(a)

(a)	Excludes the results of NBCUniversal Headquarters and Other, Corporate and Other, and eliminations.

Cable Communications Segment

Comcast Cable is one of the nation’s largest providers of video, high-speed Internet and voice services (“cable services”) to residential customers under the XFINITY brand, and we also provide these and other services to business customers. As of December 31, 2016, our cable systems had 28.6 million total customer relationships, of which 26.5 million were residential customer relationships; served 22.5 million video customers, 24.7 million high-speed Internet customers and 11.7 million voice customers; and passed more than 56 million homes and businesses.

Our Cable Communications segment generates revenue primarily from residential and business customers subscribing to our cable services, which we market individually and as bundled services, and from the sale of advertising. Customers are typically billed in advance on a monthly basis based on the services and features

Comcast 2016 Annual Report on Form 10-K	40

they receive and the type of equipment they use. The majority of our residential cable services customers are not subject to minimum-term contracts for their services, while substantially all of our business customers are. Minimum-term contracts are typically 2 years in length for residential customers and typically range from 2 to 5 years for business services customers. Customers with minimum-term contracts may only discontinue service in accordance with the terms of their contracts, which typically include an early termination fee.

NBCUniversal Segments

NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, and owns and operates theme parks worldwide.

Cable Networks

Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable entertainment networks (USA Network, E!, Syfy, Bravo, Oxygen, Sprout, Esquire Network, Chiller, Universal HD and Cloo), our national cable news and information networks (MSNBC, CNBC and CNBC World), our national cable sports networks (NBC Sports Network and Golf Channel), our regional sports and news networks, our international cable networks, our cable television studio production operations, and related digital media properties.

Our Cable Networks segment generates revenue primarily from the distribution and licensing of its programming and from the sale of advertising on its networks.

Broadcast Television

Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast television networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and related digital media properties.

Our Broadcast Television segment generates revenue primarily from the sale of advertising on its networks, from the licensing of its programming, and from fees received under retransmission consent agreements and associated fees received from NBC-affiliated local broadcast television stations.

Filmed Entertainment

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names, and in August 2016, we acquired DreamWorks Animation. DreamWorks Animation creates animated feature films, television series and specials, live entertainment and related consumer products.

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our owned and acquired films for exhibition in movie theaters and from the licensing and sale of our owned and acquired films.

Theme Parks

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California and our 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”), which we acquired in November 2015. In addition, along with a consortium of Chinese state-owned companies, we are developing a theme park in China.

Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our theme parks.

41	Comcast 2016 Annual Report on Form 10-K

Corporate and Other

Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

We currently anticipate launching a Comcast-branded wireless phone service in 2017 using our virtual network operator rights to provide the service over a third party’s wireless network, although we are still evaluating the parameters of the anticipated offering. A wireless phone service will have success-based working capital requirements, primarily associated with the procurement of handsets and other equipment, as we launch the new service.

2016 Developments

The following are the more significant developments in our businesses during 2016:

Cable Communications Segment

•	An increase in revenue of 6.6% to $50.0 billion and an increase in operating income before depreciation and amortization of 5.6% to $20.1 billion

•	A decrease in operating margin to 40.2% primarily due to higher programming expenses, which were partially offset by increases in high-speed Internet, video and business services revenue

•	Investments to improve the customer experience, including by hiring additional personnel and developing and deploying various technology and software tools

•	An increase in capital expenditures of 7.9% to $7.6 billion primarily due to:

•	an increased investment in line extensions, primarily for the expansion of our business services

•	an increased investment in scalable infrastructure to increase network capacity

•	the continued deployment of wireless gateways

•	the continued deployment of our X1 platform, which is now available in all of the markets in which we operate, and our cloud DVR technology, which is now available in substantially all of our markets

NBCUniversal Segments

•

An increase in total NBCUniversal revenue of 11.0% to $31.6 billion; excluding $1.6 billion of revenue associated with our broadcast of the Rio Olympics in August 2016, as well as $376 million of revenue associated with our broadcast of the Super Bowl in February 2015, total NBCUniversal revenue increased 6.7%

•	An increase in total NBCUniversal operating income before depreciation and amortization of 13.8% to $7.2 billion

•	An increase in Cable Networks segment revenue of 8.7%, including $432 million associated with our broadcast of the 2016 Rio Olympics

•	An increase in Broadcast Television segment revenue of 19.0%, including $1.2 billion associated with our broadcast of the 2016 Rio Olympics

•	The acquisition of DreamWorks Animation for $3.8 billion in our Filmed Entertainment segment

Comcast 2016 Annual Report on Form 10-K	42

•	An increase in Theme Parks segment revenue of 12.7% on a pro forma combined basis to include Universal Studios Japan

Corporate and Other

•	The announcement that we anticipate launching a Comcast-branded wireless phone service in 2017 using our virtual network operator rights to provide the service over a third party’s wireless network

Competition

The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.

For additional information on the competition our businesses face, see Item 1: Business and refer to the “Competition” discussion within that section and see Item 1A: Risk Factors and refer to the risk factors within that section entitled “Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by new technologies and distribution platforms for viewing content may adversely affect our businesses and challenge existing business models.”

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

Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Advertising revenue in the U.S. is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. Advertising revenue in the U.S. is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired, which typically results in higher advertising revenue in the second and fourth quarters of each year. Our revenue and operating costs and expenses, excluding depreciation and amortization (“operating costs and expenses”) are cyclical as a result of our periodic broadcasts of major sporting events, such as the Olympic Games, which affect our Cable Networks and Broadcast Television segments, and the Super Bowl, which affects our Broadcast Television segment. Our advertising revenue increases in the period of these broadcasts due to increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.

Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters, on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through various other distribution platforms. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holiday season. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our content is made available to licensees.

43	Comcast 2016 Annual Report on Form 10-K

Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel and weather variations, local entertainment offerings and the opening of new attractions as well as with changes in currency exchange rates. Our theme parks generally experience peak attendance during the spring holiday period, the summer months when schools are closed and the holiday season.

Consolidated Operating Results

Year ended December 31 (in millions)	2016	2015	2014	% Change 2015 to 2016	% Change 2014 to 2015
Revenue	$80,403	$74,510	$68,775	7.9%	8.3%
Costs and Expenses:
Programming and production	24,463	22,550	20,912	8.5	7.8
Other operating and administrative	23,409	21,319	19,839	9.8	7.5
Advertising, marketing and promotion	6,114	5,963	5,101	2.5	16.9
Depreciation	7,464	6,781	6,337	10.1	7.0
Amortization	2,094	1,899	1,682	10.3	12.8
Operating income	16,859	15,998	14,904	5.4	7.3
Other income (expense) items, net	(2,506)	(2,626)	(2,439)	(4.6)	7.7
Income before income taxes	14,353	13,372	12,465	7.3	7.3
Income tax expense	(5,308)	(4,959)	(3,873)	7.0	28.0
Net income	9,045	8,413	8,592	7.5	(2.1)
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(350)	(250)	(212)	39.3	18.1
Net income attributable to Comcast Corporation	$8,695	$8,163	$8,380	6.5%	(2.6)%

All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.

Consolidated Revenue

The following graph illustrates the contributions to the increases in consolidated revenue made by our Cable Communications and NBCUniversal segments, as well as by Corporate and Other activities including eliminations.

Comcast 2016 Annual Report on Form 10-K	44

The primary drivers of the changes in revenue were as follows:

2016

•	Growth in our Cable Communications segment driven by our high-speed Internet, video and business services businesses

•	Our broadcast of the 2016 Rio Olympics that generated $1.6 billion of revenue, which was reported in our NBCUniversal segments

2015

•	Growth in our Cable Communications segment driven by our high-speed Internet, business services and video businesses

•

Our larger film slate in our Filmed Entertainment segment, which led to an increase in revenue of $2.3 billion, and our broadcast of the 2015 Super Bowl, which generated $376 million of revenue, both of which were reported in our NBCUniversal segments

Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately under the heading “Corporate and Other Results of Operations.”

Consolidated Costs and Expenses

The following graph illustrates the contributions to the increases in consolidated operating costs and expenses made by our Cable Communications and NBCUniversal segments, as well as by Corporate and Other activities including eliminations.

The primary drivers of the changes in operating costs and expenses were as follows:

2016

•	An increase in programming expenses in our Cable Communications segment

•	Our broadcast of the 2016 Rio Olympics, which was reported in our NBCUniversal segments

45	Comcast 2016 Annual Report on Form 10-K

2015

•	An increase in programming expenses in our Cable Communications segment

•	Our larger film slate and our broadcast of the 2015 Super Bowl, both of which were reported in our NBCUniversal segments

•

Transaction-related costs associated with the Time Warner Cable merger and the related divestiture transactions of $178 million, which were reported in Corporate and Other activities. In April 2015, we and Time Warner Cable Inc. terminated our planned merger and, as a result, we terminated our related agreement with Charter Communications, Inc. to spin off, exchange and sell certain cable systems

Operating costs and expenses for our segments is discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Depreciation and Amortization

Year ended December 31 (in millions)	2016	2015	2014	% Change 2015 to 2016	% Change 2014 to 2015
Cable Communications	$7,670	$7,051	$6,436	8.8%	9.6%
NBCUniversal	1,805	1,539	1,495	17.3	2.9
Corporate and Other	83	90	88	(7.3)	1.3
Comcast Consolidated	$9,558	$8,680	$8,019	10.1%	8.2%

Consolidated depreciation and amortization expense increased in 2016 and 2015 primarily due to increases in capital expenditures, as well as expenditures for software, in our Cable Communications segment in recent years. We continue to invest to increase our network capacity and in customer premise equipment, primarily for our X1 platform and cloud DVR technology and for wireless gateways. In addition, because these assets generally have shorter estimated useful lives, our depreciation expenses have increased and we expect this will continue in 2017. NBCUniversal depreciation and amortization expense also increased due to the acquisition of the 51% interest in Universal Studios Japan in November 2015 and our investments in new attractions in the Theme Parks segment.

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

Comcast 2016 Annual Report on Form 10-K	46

consolidated financial statements (see Note 17 to Comcast’s consolidated financial statements and Note 16 to NBCUniversal’s consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

The revenue and operating costs and expenses associated with our broadcasts of the 2016 Rio Olympics and the Sochi Olympics in February 2014 were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

We have adjusted prior period segment operating results to reflect certain changes in our management reporting presentation. See Note 17 to Comcast’s consolidated financial statements for additional information on these changes.

Cable Communications Segment Results of Operations

47	Comcast 2016 Annual Report on Form 10-K

Year ended December 31 (in millions)	2016	2015	2014	% Change 2015 to 2016	% Change 2014 to 2015
Revenue
Residential:
Video	$22,357	$21,526	$20,783	3.9%	3.6%
High-speed Internet	13,532	12,471	11,321	8.5	10.2
Voice	3,540	3,608	3,671	(1.9)	(1.7)
Business services	5,514	4,751	3,960	16.1	20.0
Advertising	2,518	2,298	2,388	9.6	(3.8)
Other	2,587	2,274	2,042	13.8	11.3
Total revenue	50,048	46,928	44,165	6.6	6.3
Operating costs and expenses
Programming	11,576	10,516	9,819	10.1	7.1
Technical and product support	6,371	5,996	5,594	6.3	7.2
Customer service	2,486	2,396	2,226	3.7	7.7
Franchise and other regulatory fees	1,481	1,382	1,296	7.2	6.7
Advertising, marketing and promotion	3,547	3,369	3,098	5.3	8.7
Other	4,478	4,232	4,035	5.8	4.8
Total operating costs and expenses	29,939	27,891	26,068	7.3	7.0
Operating income before depreciation and amortization	$20,109	$19,037	$18,097	5.6%	5.2%

Customer Metrics

	Total Customers			Net Additional Customers
December 31 (in thousands)	2016	2015	2014	2016	2015	2014
Total customer relationships(a)	28,559	27,701	27,035	858	666	358
Single product customers(a)	8,541	8,366	8,409	175	(43)	(343)
Double product customers(a)	9,699	9,221	8,750	477	472	209
Triple product customers(a)	10,319	10,114	9,876	205	238	492
Video customers	22,508	22,347	22,383	161	(36)	(194)
High-speed Internet customers	24,701	23,329	21,962	1,373	1,367	1,277
Voice customers	11,687	11,475	11,193	211	282	470
Average monthly total revenue per customer relationship	$148.26	$142.89	$137.04

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

Cable Communications Segment – Revenue

Video

Our Cable Communications segment offers a broad variety of video service packages that may include premium networks, pay-per-view services and our On Demand service. Our video customers may subscribe for additional fees to our high-definition (“HD”) video and digital video recorder (“DVR”) advanced services. We are actively deploying set-top boxes for our Internet Protocol (“IP”) and cloud-enabled video platform, referred to as our X1 platform, and cloud DVR technology throughout our footprint.

Comcast 2016 Annual Report on Form 10-K	48

Video revenue increased 3.9% and 3.6% in 2016 and 2015, respectively. The increases in revenue in both years were primarily due to rate adjustments and an increase in the number of residential customers subscribing to additional services such as premium channels and advanced services, which accounted for increases in revenue of 3.9% and 4.5% in 2016 and 2015, respectively. As of December 31, 2016, 14.8 million customers subscribed to at least one of our HD or DVR advanced services compared to 13.9 million customers and 13.0 million customers as of December 31, 2015 and 2014, respectively. Net additional video customers increased in 2016 primarily due to reduced customer churn, which we believe is a result of our continued deployment of our X1 platform as well as improvements we have made in the customer experience. The increase in revenue in 2015 was partially offset by a decrease in the number of residential video customers, which was primarily due to competitive pressures and the impact of rate adjustments.

As of December 31, 2016, 39.9% of the homes and businesses in the areas we serve subscribed to our video services, compared to 40.1% and 40.9% as of December 31, 2015 and 2014, respectively. We have in the past, and may in the future, experience declines in the number of residential video customers due to competitive pressures and the impact of rate adjustments.

High-Speed Internet

We offer high-speed Internet services with downstream speeds from a range of up to 10 Mbps to fiber-based speeds up to 2 Gbps. We are actively deploying wireless gateways throughout our footprint, which combine a customer’s wireless router, cable modem and voice adapter, to improve the performance of multiple IP-enabled devices used at the same time within the home, provide faster Internet speeds and create an in-home Wi-Fi network. We are continuing to expand our network of residential, outdoor and business Wi-Fi hotspots to allow most of our high-speed Internet customers to access our high-speed Internet services inside and outside the home. As of December 31, 2016, there were approximately 15.8 million of these hotspots.

High-speed Internet revenue increased 8.5% and 10.2% in 2016 and 2015, respectively. Increases in the number of residential customers receiving our high-speed Internet services accounted for increases in revenue of 5.8% in both 2016 and 2015. The remaining increases in revenue in both 2016 and 2015 were primarily due to increases in the number of customers receiving higher levels of service and the impact of rate adjustments.

As of December 31, 2016, 43.8% of the homes and businesses in the areas we serve subscribed to our high-speed Internet services, compared to 41.9% and 40.2% as of December 31, 2015 and 2014, respectively. Our customer base continues to grow as consumers choose our high-speed Internet service and seek higher-speed offerings.

Voice

We offer voice services that provide local and long-distance calling and other related features.

Voice revenue decreased 1.9% and 1.7% in 2016 and 2015, respectively. While the number of residential customers receiving voice services through our discounted bundled service offerings increased in both years, revenue was negatively impacted by the allocation of voice revenue for our customers who receive bundled services. The amount allocated to voice revenue in the rate charged for bundled services decreased in both years because video and high-speed Internet rates increased while voice rates remained relatively flat.

As of December 31, 2016, 20.7% of the homes and businesses in the areas we serve subscribed to our voice services, compared to 20.6% and 20.5% as of December 31, 2015 and 2014, respectively.

49	Comcast 2016 Annual Report on Form 10-K

Business Services

We offer our cable services to small and medium-sized businesses and to large enterprises with multiple locations. We offer Ethernet network services that connect multiple locations and provide higher downstream and upstream speed options to medium-sized businesses and large enterprises. We also provide cellular backhaul services to mobile network operators to help those customers manage network bandwidth.

Business services revenue increased 16.1% and 20.0% in 2016 and 2015, respectively. The increase in 2016 was primarily due to an increase in the number of small business customers, as well as continued growth in our medium-sized business services, including Ethernet network and advanced voice services. The increase in 2015 was primarily due to an increase in the number of small business customers receiving our high-speed Internet and voice services and rate adjustments. In 2016, 2015 and 2014, our small business customers represented more than 70% of total business services revenue. We believe the increases in the number of business customers were primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing, although the rate of growth in the number of our small business customers may slow as the business matures.

Advertising

Our Cable Communications segment also sells advertising. As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell through our advertising business, Spotlight, to local, regional and national advertisers. In most cases, the available advertising units are sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. In addition, we generate revenue from the sale of advertising online and on our On Demand service. Advertising revenue is affected by the strength of the advertising market and general economic conditions.

Advertising revenue increased 9.6% in 2016 primarily due to an increase in political advertising revenue. Advertising revenue decreased 3.8% in 2015 primarily due to a decrease in political advertising revenue. Excluding the impact of political advertising revenue, advertising revenue increased slightly in 2016 and 3.0% in 2015.

In 2016, 5% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments, compared to 6% and 5% in 2015 and 2014, respectively. These amounts are eliminated in our consolidated financial statements but are included in the amounts presented above.

Other

Other revenue primarily includes revenue related to cable franchise and other regulatory fees. We also receive revenue related to fees from other services, such as our home security and automation services. Cable franchise and other regulatory fees represent the fees we are required to pay to federal, state and local authorities that we pass through to our customers. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. The changes in franchise and other regulatory fees collected from our cable services customers are generally due to changes in the revenue to which the fees apply.

Other revenue increased 13.8% and 11.3% in 2016 and 2015, respectively, primarily due to increases in cable franchise and other regulatory fees, revenue from our home security and automation services and revenue from other services.

Comcast 2016 Annual Report on Form 10-K	50

Cable Communications Segment – Operating Costs and Expenses

Programming Expenses

Programming expenses, which represent our most significant operating expense, are the fees we incur to provide content to our video customers. These expenses are affected by the programming license fees charged by cable networks, the fees charged for retransmission of the signals from local broadcast television stations, the number of video customers we serve and the amount of content we provide. Programming expenses increased in 2016 and 2015 primarily due to increases in programming license fees, including retransmission consent fees, sports programming costs and fees to secure rights for additional programming for distribution across an increasing number of platforms.

We anticipate that our programming expenses will increase at a higher growth rate in 2017, as the fees we pay will increase primarily due to the timing of contract renewals and increases in retransmission consent fees and sports programming costs; as we provide additional content to our video customers; and as we deliver this content through an increasing number of platforms, including On Demand, online and through our mobile apps. We believe that adding more content and delivering it on various platforms will help us to attract and retain video customers.

Technical and Product Support Expenses

Technical and product support expenses include costs to complete service call and installation activities, as well as costs for network operations, product development, fulfillment and provisioning. Technical and product support expenses increased in 2016 and 2015 primarily due to expenses related to the development, delivery and support of our enhanced devices and services, including our X1 platform, cloud DVR technology and wireless gateways, and continued growth in business services and home security and automation services. The increases in both years were also due to expenses related to investments to improve the customer experience.

Customer Service Expenses

Customer service expenses include the personnel and other costs associated with handling the sale of services to customers and customer service activity. Customer service expenses increased in 2016 and 2015 primarily due to increased support for improving the customer experience and increases in total labor costs, which reflect sales and support activities associated with the continued deployment of our enhanced devices and services, including our X1 platform and wireless gateways, and continued growth in business services and home security and automation services. The rate of growth of our customer service expenses decreased in 2016 primarily due to reduced call volumes.

Franchise and Other Regulatory Fees

Franchise and other regulatory fees increased in 2016 and 2015 primarily due to increases in the revenue to which the fees apply.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses increased in 2016 and 2015 primarily due to increases in spending associated with attracting new residential and business services customers and encouraging existing customers to add additional or higher-tier services.

Other Operating Costs and Expenses

Other operating costs and expenses increased in 2016 and 2015 primarily due to increases in costs to support our advertising sales business, as well as increases in other administrative costs.

51	Comcast 2016 Annual Report on Form 10-K

Cable Communications Segment – Operating Margin

Our Cable Communications segment operating margin is operating income before depreciation and amortization as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers. We expect that our programming expenses will continue to increase, which may negatively impact our operating margin. We will attempt to mitigate increases in operating costs and expenses by growing revenue, particularly in our high-speed Internet, video and business services businesses and through cost management.

Our operating margin in 2016, 2015 and 2014 was 40.2%, 40.6% and 41.0%, respectively.

NBCUniversal Segments Overview

2016 NBCUniversal Segments Operating Results(a)

(a)	Excludes the results of NBCUniversal Headquarters, Other and eliminations.

Year ended December 31 (in millions)	2016	2015			% Change 2015 to 2016
	Actual	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Combined
Revenue
Cable Networks	$10,464	$9,628	$—	$9,628	8.7%
Broadcast Television	10,147	8,530	—	8,530	19.0
Filmed Entertainment	6,360	7,287	—	7,287	(12.7)
Theme Parks	4,946	3,339	1,052	4,391	48.2	12.7%
Headquarters, other and eliminations	(324)	(322)	—	(322)	NM
Total revenue	$31,593	$28,462	$1,052	$29,514	11.0%	7.0%
Operating Income Before Depreciation and Amortization
Cable Networks	$3,709	$3,499	$—	$3,499	6.0%
Broadcast Television	1,320	780	—	780	69.1
Filmed Entertainment	697	1,234	—	1,234	(43.5)
Theme Parks	2,190	1,464	488	1,952	49.6	12.2%
Headquarters, other and eliminations	(689)	(625)	—	(625)	(10.1)
Total operating income before depreciation and amortization	$7,227	$6,352	$488	$6,840	13.8%	5.7%

Comcast 2016 Annual Report on Form 10-K	52

Year ended December 31 (in millions)	2015			2014			% Change 2014 to 2015
	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Adjustments(a)	Pro Forma Combined	Actual	Pro Forma Combined
Revenue
Cable Networks	$9,628	$—	$9,628	$9,563	$—	$9,563	0.7%
Broadcast Television	8,530	—	8,530	8,542	—	8,542	(0.1)
Filmed Entertainment	7,287	—	7,287	5,008	—	5,008	45.5
Theme Parks	3,339	1,052	4,391	2,623	1,085	3,708	27.3	18.4%
Headquarters, other and eliminations	(322)	—	(322)	(308)	—	(308)	NM
Total revenue	$28,462	$1,052	$29,514	$25,428	$1,085	$26,513	11.9%	11.3%
Operating Income Before Depreciation and Amortization
Cable Networks	$3,499	$—	$3,499	$3,589	$—	$3,589	(2.5)%
Broadcast Television	780	—	780	734	—	734	6.3
Filmed Entertainment	1,234	—	1,234	711	—	711	73.5
Theme Parks	1,464	488	1,952	1,096	451	1,547	33.5	26.2%
Headquarters, other and eliminations	(625)	—	(625)	(614)	—	(614)	(1.8)
Total operating income before depreciation and amortization	$6,352	$488	$6,840	$5,516	$451	$5,967	15.1%	14.6%

Percentage changes that are considered not meaningful are denoted with NM.

(a)

Pro forma adjustments are presented as if the acquisition of the 51% interest of Universal Studios Japan occurred on January 1, 2014. Pro forma information does not include adjustments for transaction-related costs, costs related to integration activities, or cost savings or synergies that have been or may be achieved by the combined businesses. The pro forma amounts are primarily based on historical results of operations, adjusted for the allocation of purchase price, and are not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014, nor of our future results.

Cable Networks Segment Results of Operations

Year ended December 31 (in millions)	2016	2015	2014	% Change 2015 to 2016	% Change 2014 to 2015
Revenue
Distribution	$6,078	$5,461	$5,307	11.3%	2.9%
Advertising	3,566	3,435	3,494	3.8	(1.7)
Content licensing and other	820	732	762	11.9	(4.0)
Total revenue	10,464	9,628	9,563	8.7	0.7
Operating costs and expenses
Programming and production	4,932	4,319	4,241	14.2	1.8
Other operating and administrative	1,310	1,270	1,232	3.2	3.1
Advertising, marketing and promotion	513	540	501	(5.1)	7.7
Total operating costs and expenses	6,755	6,129	5,974	10.2	2.6
Operating income before depreciation and amortization	$3,709	$3,499	$3,589	6.0%	(2.5)%

53	Comcast 2016 Annual Report on Form 10-K

Cable Networks Segment – Revenue

Distribution

Distribution revenue is generated from the distribution of our cable network programming to multichannel video providers and is affected by the number of subscribers receiving our cable networks and the fees we charge per subscriber.

Distribution revenue increased in 2016 primarily due to increases in the contractual rates charged under distribution agreements and contract renewals, as well as $298 million of revenue associated with our broadcast of the 2016 Rio Olympics, which were partially offset by a decline in the number of subscribers at some of our cable networks. Distribution revenue increased in 2015 primarily due to increases in the contractual rates charged under distribution agreements that were partially attributable to the premiere of NASCAR programming on the NBC Sports Network in 2015. The increases in 2015 were partially offset by a decrease in revenue from a decline in the number of subscribers at some of our cable networks and $177 million of revenue in 2014 associated with our broadcast of the 2014 Sochi Olympics. Excluding revenue associated with our broadcasts of the 2016 Rio Olympics and the 2014 Sochi Olympics, distribution revenue increased 5.8% and 6.5% in 2016 and 2015, respectively.

Advertising

Advertising revenue is generated from the sale of advertising units sold on our cable networks and related digital media properties. Advertising revenue is primarily based on the price we charge for each advertising unit, which is generally based on audience ratings, the value of our viewer demographics to advertisers and the number of advertising units we can place in our cable networks’ programming schedules. Advertising revenue is affected by the audience ratings of our programming, the strength of the national advertising market and general economic conditions. Audience ratings at our cable networks have declined, which has negatively affected advertising revenue in recent years, and may continue to decline as the number of programming choices, such as subscription video on demand services, continues to increase and as more viewers use DVRs and video on demand services to view our content outside of traditional audience ratings measurement periods.

Advertising revenue increased in 2016 primarily due to $134 million of revenue associated with our broadcast of the 2016 Rio Olympics. Also, higher prices for advertising units were offset by the impact of declining audience ratings. Advertising revenue decreased in 2015 primarily due to $80 million of revenue in 2014 associated with our broadcast of the 2014 Sochi Olympics. In addition, the impact of declining audience ratings in 2015 was partially offset by higher prices for, and an increase in the volume of, advertising units sold, as well as increased advertising revenue associated with the broadcast of NASCAR programming. Excluding revenue associated with our broadcasts of the 2016 Rio Olympics and the 2014 Sochi Olympics, advertising revenue decreased slightly in 2016 and increased slightly in 2015 due to the broadcast of NASCAR programming.

Content Licensing and Other

Content licensing and other revenue is generated primarily from the licensing of our owned programming in the United States and internationally to cable and broadcast networks and subscription video on demand services, as well as from the sale of our owned programming on DVDs and through digital distribution services such as iTunes. In addition, our cable television studio production operations generate revenue from programming it produces for third-party networks and subscription video on demand services.

Content licensing and other revenue increased in 2016 and decreased in 2015 primarily due to the timing of content provided under our licensing agreements.

Comcast 2016 Annual Report on Form 10-K	54

In 2016, 2015 and 2014, 14%, 13% and 12%, respectively, of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in Comcast’s consolidated financial statements but are included in the amounts presented above.

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

Programming and production costs increased in 2016 primarily due to our broadcast of the 2016 Rio Olympics, as well as an increase in other sports programming rights costs. Programming and production costs increased in 2015 primarily due to our continued investment in programming, including the premiere of NASCAR programming and other sports programming rights costs. These increases in 2015 were partially offset by costs in 2014 associated with our broadcast of the 2014 Sochi Olympics.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses, and these costs increased in 2016 and 2015 primarily due to increases in employee-related costs.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of the costs associated with promoting programming on our cable networks and related digital media properties. These expenses decreased in 2016 and increased in 2015 primarily due to increased spending on marketing in 2015 related to the launch of new programming on our cable networks.

Broadcast Television Segment Results of Operations

Year ended December 31 (in millions)	2016	2015	2014	% Change 2015 to 2016	% Change 2014 to 2015
Revenue
Advertising	$6,834	$5,747	$5,888	18.9%	(2.4)%
Content licensing	1,899	1,784	1,569	6.4	13.7
Distribution and other	1,414	999	1,085	41.5	(7.8)
Total revenue	10,147	8,530	8,542	19.0	(0.1)
Operating costs and expenses
Programming and production	6,984	5,950	6,127	17.4	(2.9)
Other operating and administrative	1,381	1,276	1,199	8.3	6.4
Advertising, marketing and promotion	462	524	482	(11.9)	8.9
Total operating costs and expenses	8,827	7,750	7,808	13.9	(0.7)
Operating income before depreciation and amortization	$1,320	$780	$734	69.1%	6.3%

55	Comcast 2016 Annual Report on Form 10-K

Broadcast Television Segment – Revenue

Advertising

Advertising revenue is generated from the sale of advertising units sold on our broadcast networks, owned local television stations and related digital media properties. Advertising revenue is primarily based on the price we charge for each advertising unit, which is generally based on audience ratings and the value of our viewer demographics to advertisers, and the number of advertising units we can place in our broadcast networks’ and owned local television stations’ programming schedules. Advertising revenue is affected by the strength of the national and local advertising markets, general economic conditions, cyclicality related to political campaigns and issue-oriented advertising, and the success and ratings of our programming.

Advertising revenue increased in 2016 primarily due to $1.0 billion of revenue associated with our broadcast of the 2016 Rio Olympics. Advertising revenue also increased due to higher prices for advertising units sold, the premiere of Thursday Night Football and higher political advertising, which was partially offset by revenue in 2015 associated with our broadcast of the 2015 Super Bowl and a decline in audience ratings. Advertising revenue decreased in 2015 primarily due to $730 million of revenue in 2014 associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by $376 million of revenue in 2015 associated with our broadcast of the 2015 Super Bowl. Excluding revenue associated with our broadcasts of the 2016 Rio Olympics and the 2015 Super Bowl, revenue increased 7.7% in 2016. Excluding revenue associated with our broadcasts of the 2015 Super Bowl and the 2014 Sochi Olympics, revenue increased 4.1% in 2015 primarily due to higher prices for, and an increase in the volume of, advertising units sold.

Content Licensing

Content licensing revenue is generated from the licensing of our owned programming in the United States and internationally to various distribution platforms, including to cable and broadcast networks, as well as to subscription video on demand services. In addition, our broadcast television studio production operations develop and produce original content that they license to broadcast networks, cable networks and local broadcast television stations owned by us and third parties, as well as to subscription video on demand services. The production and distribution costs related to our owned programming generally exceed the revenue generated from the initial network license, which means the subsequent licensing of our owned programming series following the initial network license is critical to their financial success.

Content licensing revenue increased in 2016 and 2015 primarily due to the timing of content provided under our licensing agreements.

Distribution and Other

We generate distribution and other revenue primarily from fees for retransmission consent of our owned local broadcast television stations and associated fees received from NBC-affiliated local broadcast television stations, as well as from the sale of our owned programming on DVDs and through digital distribution services. The sale of our owned programming is driven primarily by the popularity of our broadcast networks and programming series and therefore fluctuates based on consumer spending and acceptance. Distribution and other revenue also includes distribution revenue associated with our periodic broadcasts of the Olympic Games.

Distribution and other revenue increased in 2016 primarily due to increases in fees recognized under our retransmission consent agreements, as well as $140 million of distribution revenue associated with our broadcast of the 2016 Rio Olympics. Distribution and other revenue decreased in 2015 primarily due to $116 million of distribution revenue in 2014 that was associated with our broadcast of the 2014 Sochi Olympics. The decrease was partially offset by an increase in fees recognized under our retransmission consent agreements, as well as new syndication agreements entered into in 2015.

Comcast 2016 Annual Report on Form 10-K	56

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

Programming and production costs increased in 2016 primarily due to our broadcast of the 2016 Rio Olympics, as well as our broadcast of Thursday Night Football, which were partially offset by costs in 2015 associated with our broadcast of the 2015 Super Bowl. Programming and production costs decreased in 2015 primarily due to costs in 2014 associated with our broadcast of the 2014 Sochi Olympics, which was partially offset by costs associated with our broadcast of the 2015 Super Bowl, the timing of content provided under our licensing agreements and higher studio production costs.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses, and these costs increased in 2016 and 2015 primarily due to increases in employee-related costs.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of the costs associated with promoting our owned and acquired television programming, as well as the marketing of DVDs and costs associated with our related digital media properties. These expenses decreased in 2016 and increased in 2015 primarily due to increased spending on marketing in 2015 associated with our NBC primetime lineup.

Filmed Entertainment Segment Results of Operations

Year ended December 31 (in millions)	2016	2015	2014	% Change 2015 to 2016	% Change 2014 to 2015
Revenue
Theatrical	$1,560	$2,829	$1,101	(44.9)%	156.9%
Content licensing	2,563	1,923	1,792	33.3	7.3
Home entertainment	1,254	1,801	1,457	(30.4)	23.6
Other	983	734	658	34.1	11.5
Total revenue	6,360	7,287	5,008	(12.7)	45.5
Operating costs and expenses
Programming and production	2,962	3,488	2,331	(15.1)	49.6
Other operating and administrative	1,101	872	849	26.3	2.8
Advertising, marketing and promotion	1,600	1,693	1,117	(5.5)	51.7
Total operating costs and expenses	5,663	6,053	4,297	(6.4)	40.9
Operating income before depreciation and amortization	$697	$1,234	$711	(43.5)%	73.5%

Filmed Entertainment Segment – Revenue

Theatrical

Theatrical revenue is generated from the worldwide theatrical release of our owned and acquired films for exhibition in movie theaters and is significantly affected by the timing of each release and the number of films

57	Comcast 2016 Annual Report on Form 10-K

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

Theatrical revenue decreased in 2016 and increased in 2015 primarily due to the strong performance of our larger 2015 film slate, including Furious 7, Jurassic World and Minions. The decrease in 2016 was partially offset by the strong performance of The Secret Life of Pets and Sing in 2016.

Content Licensing

Content licensing revenue is generated primarily from the licensing of our owned and acquired films to cable, broadcast and premium networks, as well as to subscription video on demand services.

Content licensing revenue increased in 2016 and 2015 primarily due to the timing of when content was made available under licensing agreements. The increase in 2016 was partially due to the timing of when content related to our 2015 film slate was made available under licensing agreements.

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

Home entertainment revenue decreased in 2016 and increased in 2015 primarily due to the strong performance of our 2015 releases, including Minions and Jurassic World. The decrease in 2016 was partially offset by the home entertainment sales of Jason Bourne and The Secret Life of Pets.

Other

We also generate revenue from producing and licensing live stage plays, from distributing filmed entertainment produced by third parties, from Fandango, our movie ticketing and entertainment business, and from the sale of consumer products.

Other revenue increased in 2016 and 2015 primarily due to increases in revenue generated from Fandango.

Filmed Entertainment Segment – Operating Costs and Expenses

Programming and Production Costs

Programming and production costs include the amortization of capitalized film production and acquisition costs, residual and participation payments, and distribution expenses. Residual payments represent amounts payable to certain of our employees who are represented by labor unions or guilds, including freelance and temporary employees, and are based on post-theatrical revenue. Participation payments are primarily based on film performance and represent contingent consideration payable to creative talent, third parties that have entered into cofinancing agreements with us and other parties involved in the production of a film. The costs associated with producing films have generally increased in recent years and may continue to increase in the future.

Comcast 2016 Annual Report on Form 10-K	58

Programming and production costs decreased in 2016 and increased in 2015 primarily due to higher amortization of film production costs in 2015 associated with our larger 2015 film slate, which included Furious 7, Jurassic World and Minions.

Other Operating and Administrative Costs and Expenses

Other operating and administrative costs and expenses include salaries, employee benefits, rent and other overhead expenses.

Other operating and administrative expenses increased in 2016 primarily due to costs attributable to DreamWorks Animation, including $61 million of severance costs. Other operating and administrative expenses increased slightly in 2015 due to increased expenses associated with our larger film slate.

Advertising, Marketing and Promotion Expenses

Advertising, marketing and promotion expenses consist primarily of expenses associated with advertising for our theatrical releases and the marketing of our films on DVDs and in digital formats. We incur significant marketing expenses before and throughout the release of a film in movie theaters. As a result, we typically incur losses on a film prior to and during the film’s exhibition in movie theaters and may not realize profits, if any, until the film generates home entertainment and content licensing revenue. The costs associated with marketing films have generally increased in recent years and may continue to increase in the future.

Advertising, marketing and promotion expenses decreased in 2016 and increased in 2015 primarily due to higher promotional costs associated with our larger 2015 film slate. The decrease in 2016 was partially offset due to advertising in 2016 for our domestic and international film slate. Advertising, marketing and promotion expenses also increased in 2015 due to increased advertising expenses associated with Fandango.

Theme Parks Segment Actual and Pro Forma Results of Operations

Year ended December 31 (in millions)	2016	2015			% Change 2015 to 2016
	Actual	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined
Revenue	$4,946	$3,339	$1,052	$4,391	48.2%	12.7%
Operating costs and expenses	2,756	1,875	564	2,439	47.0	13.0
Operating income before depreciation and amortization	$2,190	$1,464	$488	$1,952	49.6%	12.2%

Year ended December 31 (in millions)	2015			2014			% Change 2014 to 2015
	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Adjustments	Pro Forma Combined	Actual	Pro Forma Combined
Revenue	$3,339	$1,052	$4,391	$2,623	$1,085	$3,708	27.3%	18.4%
Operating costs and expenses	1,875	564	2,439	1,527	634	2,161	22.8	12.8
Operating income before depreciation and amortization	$1,464	$488	$1,952	$1,096	$451	$1,547	33.5%	26.2%

Theme Parks Segment – Revenue

Our Theme Parks segment revenue is generated primarily from ticket sales and guest spending at our Universal theme parks. Guest spending includes in-park spending on food, beverages and merchandise. Guest attendance at our theme parks and guest spending depend heavily on the general environment for travel and tourism, including consumer spending on travel and other recreational activities.

59	Comcast 2016 Annual Report on Form 10-K

Theme Parks segment revenue increased in 2016 compared to the pro forma combined revenue in 2015 primarily due to increases in guest spending and higher guest attendance driven by the successful opening of The Wizarding World of Harry Potter™ attraction in Hollywood in April 2016, as well as the positive impact of foreign currency translation due to the strengthening of the Japanese yen. The strengthening of the Japanese yen accounted for approximately one-third of the increase in revenue for 2016.

Theme Parks segment pro forma combined revenue increased in 2015 compared to the pro forma combined revenue in 2014 primarily due to higher guest attendance and increases in guest spending at our Universal theme parks. The increase in 2015 was primarily due to the success of our attractions, including The Wizarding World of Harry Potter™ — Diagon Alley™ in Orlando, which opened in 2014, and the Fast & Furious™ —Supercharged™ studio tour and The Simpson’s Springfield attraction in Hollywood, both of which opened in 2015.

Theme Parks Segment – Operating Costs and Expenses

Our Theme Parks segment operating costs and expenses consist primarily of theme park operations, including repairs and maintenance and related administrative expenses; food, beverage and merchandise costs; labor costs; and sales and marketing costs.

Theme Parks segment operating costs and expenses increased in 2016 compared to the pro forma combined operating costs and expenses in 2015 primarily due to additional costs associated with newer attractions, such as The Wizarding World of Harry Potter™ attraction in Hollywood and Skull Island: Reign of Kong™ attraction in Orlando, as well as the impact of foreign currency translation due to the strengthening on the Japanese yen.

Theme Parks segment pro forma combined operating costs and expenses in 2015 increased compared to the pro forma combined operating costs and expenses in 2014 primarily due to additional costs associated with newer attractions, such as the Fast & Furious™ — Supercharged™ studio tour in Hollywood, and increases in food, beverage and merchandise costs associated with higher guest attendance.

The strengthening of the Japanese yen accounted for approximately one-third of the increase in operating income before depreciation and amortization in 2016.

NBCUniversal Headquarters, Other and Eliminations

Headquarters and Other operating costs and expenses incurred by our NBCUniversal businesses include overhead, personnel costs and costs associated with corporate initiatives. Operating costs and expenses increased in 2016 and 2015 primarily due to higher employee-related costs.

Corporate and Other Results of Operations

Year ended December 31 (in millions)	2016	2015	2014	% Change 2015 to 2016	% Change 2014 to 2015
Revenue	$750	$713	$683	5.1%	4.4%
Operating costs and expenses	1,624	1,528	1,446	6.2	5.7
Operating loss before depreciation and amortization	$(874)	$(815)	$(763)	(7.1)%	(6.9)%

Corporate and Other – Revenue

Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

Comcast 2016 Annual Report on Form 10-K	60

Other revenue increased in 2016 primarily due to increases in revenue from several of our Comcast Spectacor businesses. Other revenue increased in 2015 primarily due to an increase in revenue from food and other services associated with new contracts entered into by one of our Comcast Spectacor businesses.

Corporate and Other – Operating Costs and Expenses

Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast Spectacor.

Corporate and Other operating costs and expenses increased in 2016 due to an increase in expenses related to corporate activities and initiatives, including expenses associated with our anticipated wireless phone service offering. Corporate and Other operating costs and expenses increased in 2015 due to an increase in expenses related to corporate initiatives and an increase in operating costs and expenses at Comcast Spectacor that was primarily associated with new contracts entered into by one of its businesses. In addition, Corporate and Other operating costs and expenses in 2015 and 2014 included $178 million and $237 million, respectively, of transaction-related costs associated with the Time Warner Cable merger and related divestiture transactions.

Consolidated Other Income (Expense) Items, Net

Year ended December 31 (in millions)	2016	2015	2014
Interest expense	$(2,942)	$(2,702)	$(2,617)
Investment income (loss), net	213	81	296
Equity in net income (losses) of investees, net	(104)	(325)	97
Other income (expense), net	327	320	(215)
Total	$(2,506)	$(2,626)	$(2,439)

Interest Expense

Interest expense increased in 2016 primarily due to higher levels of debt outstanding, including the Universal Studios Japan term loans. Interest expense increased in 2015 primarily due to higher levels of debt outstanding and $47 million of additional interest expense associated with the early redemption in June 2015 of our $750 million aggregate principal amount of 5.85% senior notes due November 2015 and our $1.0 billion aggregate principal amount of 5.90% senior notes due March 2016.

Investment Income (Loss), Net

The change in investment income (loss), net in 2016 was primarily due to an increase in income of certain investments and gains recorded on the sale of certain investments. The change in investment income (loss), net in 2015 was primarily due to a $154 million gain related to the sale of our shares of ARRIS Group, Inc. common stock in 2014. The components of investment income (loss), net are presented in a table in Note 7 to Comcast’s consolidated financial statements.

Equity in Net Income (Losses) of Investees, Net

The changes in equity in net income (losses) of investees, net in 2016 and 2015 were primarily due to an impairment charge related to goodwill recorded by The Weather Channel in 2015. We recorded expenses of $333 million that represented NBCUniversal’s proportionate share of the impairment charge. In addition, the changes in 2016 and 2015 were also due to increases in our proportionate share of losses at Hulu, LLC, which were driven by Hulu’s higher programming and marketing costs. In 2016, 2015 and 2014, we recognized our proportionate share of losses at Hulu of $168 million, $106 million and $20 million respectively. The change in 2016 was also due to our proportionate share of losses at Atairos Group, Inc., which commenced operations in 2016.

61	Comcast 2016 Annual Report on Form 10-K

Other Income (Expense), Net

Other income (expense), net for 2016 included $225 million recognized in connection with the settlement of amounts owed to us under an agency agreement that had provided for, among other things, Verizon Wireless’ sale of our cable services and $108 million related to the sale of our investment in The Weather Channel’s product and technology business to IBM.

Other income (expense), net for 2015 included gains of $335 million on the sales of a business and an investment, $240 million recorded on the settlement of a contingent consideration liability with General Electric Company related to the acquisition of NBCUniversal, and $43 million related to an equity method investment. These gains were partially offset by $236 million of expenses related to fair value adjustments to a contractual obligation.

Other income (expense), net for 2014 included a $27 million favorable settlement of a contingency related to the AT&T Broadband transaction in 2002, which was more than offset by $208 million of expenses related to fair value adjustments to a contractual obligation and $35 million of expenses related to an indemnification receivable associated with an adjustment to our accruals for uncertain tax positions.

Consolidated Income Tax Expense

Income tax expense reflects federal and state income taxes and adjustments associated with uncertain tax positions. Our effective income tax rate in 2016, 2015 and 2014 was 37.0%, 37.1% and 31.1%, respectively.

In 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions and, as a result, our income tax expense decreased by $759 million. See Note 14 to Comcast’s consolidated financial statements for additional information on the changes in our accruals for uncertain tax positions and related interest on these tax positions.

We expect our 2017 annual effective tax rate to be in the range of 35% to 37%, absent changes in tax laws or significant changes in uncertain tax positions. The expected annual effective tax rate includes the impact of the adoption of the new accounting guidance related to share-based compensation (see Note 3 to Comcast’s consolidated financial statements). If significant tax legislation is enacted in 2017 that includes a change to the federal statutory rate, this could significantly impact our deferred income taxes. For example, using information as of December 31, 2016, for each 1% change in the federal statutory rate, our deferred income tax liability would change by $850 million, which would primarily result in a corresponding change to income tax expense.

Consolidated Net (Income) Loss Attributable to Noncontrolling Interests and Redeemable Subsidiary Preferred Stock

The increases in net income attributable to noncontrolling interests and redeemable subsidiary preferred stock in 2016 and 2015 were primarily due to NBCUniversal’s acquisition of the 51% interest in Universal Studios Japan.

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

Comcast 2016 Annual Report on Form 10-K	62

We also maintain significant availability under our lines of credit and our commercial paper programs to meet our short-term liquidity requirements. Our commercial paper programs provide a lower-cost source of borrowing to fund our short-term working capital requirements. See Note 10 and Note 19 to Comcast’s consolidated financial statements for additional information on the Comcast and NBCUniversal Enterprise revolving credit facilities and the related guarantees.

As of December 31, 2016, amounts available under our consolidated credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $5.5 billion, which included $460 million available under the NBCUniversal Enterprise revolving credit facility.

We, NBCUniversal and Comcast Cable Communications, LLC are subject to the covenants and restrictions set forth in the indentures governing our public debt securities and in the credit agreements governing the Comcast revolving credit facility. The only financial covenant is in the credit facility and pertains to leverage, which is the ratio of debt to operating income before depreciation and amortization, as defined in the credit facility. We test for compliance with this financial covenant on an ongoing basis. As of December 31, 2016, we met this financial covenant by a significant margin. We do not expect to have to reduce debt or improve operating results in order to continue to comply with this financial covenant. In addition, the Universal Studios Japan term loans contain certain financial covenants. As of December 31, 2016, Universal Studios Japan was in compliance with all of these covenants.

Operating Activities

Components of Net Cash Provided by Operating Activities

Year ended December 31 (in millions)	2016	2015	2014
Operating income	$16,859	$15,998	$14,904
Depreciation and amortization	9,558	8,680	8,019
Operating income before depreciation and amortization	26,417	24,678	22,923
Noncash share-based compensation	640	567	513
Changes in operating assets and liabilities	(1,782)	(267)	(357)
Cash basis operating income	25,275	24,978	23,079
Payments of interest	(2,565)	(2,443)	(2,389)
Payments of income taxes	(3,693)	(3,726)	(3,668)
Proceeds from investments and other	456	251	190
Excess tax benefits under share-based compensation	(233)	(282)	(267)
Net cash provided by operating activities	$19,240	$18,778	$16,945

The variance in changes in operating assets and liabilities in 2016 compared to 2015 was primarily due to the timing of film and television production spending and related costs, net of amortization, including certain sports programming obligations; the recognition of deferred revenue associated with the broadcast of the 2016 Rio Olympics; an increase in certain benefit payments; and the payment of a tax receivable agreement that DreamWorks Animation entered into with one of its former stockholders prior to our acquisition. The variance in changes in operating assets and liabilities in 2015 compared to 2014 was primarily related to the timing of film and television production spending and related costs, net of amortization; the timing of payments related to our accounts payable and accrued expenses related to trade creditors; and increases in deferred revenue associated with our Olympics broadcasts, which were partially offset by the timing of collections on our receivables.

The increases in interest payments in 2016 and 2015 were primarily due to higher levels of debt outstanding.

63	Comcast 2016 Annual Report on Form 10-K

The decrease in income tax payments in 2016 was primarily due to taxable losses in 2016 related to the sale of certain investments as well as taxable gains in 2015 related to the sale of a business and investments partially offset by higher taxable income from operations. The increase in income tax payments in 2015 was primarily due to higher taxable income from operations offset by the timing of certain tax deductions. We expect income tax payments to increase in 2017 primarily due to higher taxable income from operations.

Investing Activities

Net cash used in investing activities in 2016 consisted primarily of cash paid for capital expenditures, acquisitions, deposits, purchases of investments and intangible assets. Net cash used in investing activities in 2015 consisted primarily of cash paid for capital expenditures, acquisitions, intangible assets and purchases of investments, which was partially offset by proceeds from the sales of businesses and investments. Net cash used in investing activities in 2014 consisted primarily of cash paid for capital expenditures and intangible assets.

Capital Expenditures

Our most significant recurring investing activity has been capital expenditures in our Cable Communications segment, and we expect that this will continue in the future. The table below summarizes the capital expenditures we incurred in our Cable Communications segment in 2016, 2015 and 2014.

Year ended December 31 (in millions)	2016	2015	2014
Customer premise equipment	$3,665	$3,698	$3,397
Scalable infrastructure	1,827	1,539	1,375
Line extensions	1,208	886	673
Support capital	896	917	711
Total	$7,596	$7,040	$6,156

Cable Communications capital expenditures increased in 2016 and 2015 primarily due to increased investment in line extensions and increased spending in scalable infrastructure to increase network capacity, as well as continued spending on customer premise equipment related to the deployment of our X1 platform and wireless gateways.

Capital expenditures in our NBCUniversal segments increased 4.8% to $1.5 billion in 2016 and 13.5% to $1.4 billion in 2015 primarily due to continued investment in our Universal theme parks, including Universal Studios Japan and a purchase of land in 2015.

Our capital expenditures for 2017 are focused on continued investment in scalable infrastructure to increase network capacity; increased investment in line extensions primarily for the expansion of business services; and the continued deployment of wireless gateways, our X1 platform, and cloud DVR technology. In addition, we expect to continue to invest in existing and new attractions at our Universal theme parks. Capital expenditures for subsequent years will depend on numerous factors, including acquisitions, competition, changes in technology, regulatory changes, the timing and rate of deployment of new services, the capacity required for existing services, and the timing of new attractions at our theme parks. We are developing a Universal theme park in Beijing, China, and we expect to continue to develop this park throughout 2017.

Cash Paid for Intangible Assets

In 2016, 2015 and 2014, cash paid for intangible assets consisted primarily of expenditures for software in our Cable Communications segment.

Acquisitions and Construction of Real Estate Properties

Acquisitions and construction of real estate properties in 2016 and 2015 primarily included our investment in the construction of the Comcast Technology Center in Philadelphia, Pennsylvania.

Comcast 2016 Annual Report on Form 10-K	64

Acquisitions, Net of Cash Acquired

In August 2016, we acquired all of the outstanding stock of DreamWorks Animation. In November 2015, NBCUniversal acquired a 51% interest in Universal Studios Japan.

Proceeds from Sales of Businesses and Investments

Proceeds from sales of businesses and investments in 2016 were primarily related to the sale of our investment in The Weather Channel’s product and technology business to IBM. Proceeds from sales of businesses and investments in 2015 were primarily related to the sale of our investment in TV One, LLC and the sale of a business, CTI Towers Assets I, LLC. Proceeds from sales of businesses and investments in 2014 were primarily related to the sale of our investment in Arris Group and the sale of equity securities following the settlement of certain of our prepaid forward sale agreements.

Purchases of Investments

Purchases of investments in 2016 were primarily related to capital contributions to Atairos and NBCUniversal’s additional investment in BuzzFeed, Inc. Purchases of investments in 2015 were primarily related to NBCUniversal’s investments in Vox Media, Inc. and BuzzFeed. Purchases of investments in 2014 were not significant.

Financing Activities

Net cash provided by financing activities in 2016 consisted primarily of proceeds from new borrowings, which were partially offset by repurchases of our common stock, repayments of debt, dividend payments and our purchase of the remaining noncontrolling interest in Comcast Spectacor. Net cash used in financing activities in 2015 and 2014 consisted primarily of repurchases of our common stock, repayments of debt and dividend payments, which were partially offset by proceeds from new borrowings. Proceeds from borrowings fluctuate from year to year based on the amounts paid to fund acquisitions and debt repayments.

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

Share Repurchases and Dividends

In 2016, we repurchased a total of 81 million shares of our Class A common stock for $5.0 billion. Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to a total of $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. We expect to repurchase $5.0 billion of our Class A common stock during 2017, subject to market conditions.

Our Board of Directors declared quarterly dividends totaling $2.7 billion in 2016. We paid dividends of $2.6 billion in 2016. In January 2017, our Board of Directors approved a 15% increase in our dividend to $1.26 per share on an annualized, pre-split basis, or $0.63 per share on an annualized, post-split basis. In addition, the Board of Directors approved our first quarter dividend of $0.1575 a share on a post-split basis to be paid in April 2017. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.

65	Comcast 2016 Annual Report on Form 10-K

The table below sets forth information on our share repurchases and dividends paid in 2016, 2015 and 2014.

Contractual Obligations

	Payment Due by Period
As of December 31, 2016 (in millions)	Total	Year 1	Years 2-3	Years 4-5	More than 5
Debt obligations(a)	$61,133	$5,454	$6,604	$8,189	$40,886
Capital lease obligations	238	29	65	71	73
Operating lease obligations	4,007	517	918	699	1,873
Purchase obligations(b)	51,649	9,978	11,404	8,538	21,729
Other long-term liabilities reflected on the balance sheet(c)	5,928	336	1,262	2,316	2,014
Total(d)(e)	$122,955	$16,314	$20,253	$19,813	$66,575

Refer to Note 10 and Note 16 to Comcast’s consolidated financial statements.

(a)	Excludes interest payments.

(b)

Purchase obligations consist of agreements to purchase goods and services that are legally binding on us and specify all significant terms, including fixed or minimum quantities to be purchased and price provisions. Our purchase obligations related to our Cable Communications segment and other activities include programming contracts with cable networks and local broadcast television stations; contracts with customer premise equipment manufacturers; communications vendors and multichannel video providers for which we provide advertising sales representation; contracts to acquire handsets and other equipment; and other contracts entered into in the normal course of business. Cable Communications programming contracts in the table above include amounts payable under fixed or minimum guaranteed commitments and do not represent the total fees that are expected to be paid under programming contracts, which we expect to be significantly higher because these contracts are generally based on the number of subscribers receiving the programming. Our purchase obligations related to our NBCUniversal segments consist primarily of commitments to acquire film and television programming, including U.S. broadcast rights to future Olympic Games through 2032, Sunday Night Football through the 2022-23 season, including the Super Bowl in 2018 and 2021, Thursday Night Football through the 2017-18 season, NHL games through the 2020-21 season, Spanish-language U.S. broadcast rights to FIFA World Cup games through 2022, U.S broadcast rights to English Premier League soccer games through the 2021-22 season, certain PGA TOUR and other golf events through 2030, and certain NASCAR events through 2024, as well as obligations under various creative talent agreements, including obligations to actors, producers and television personalities, and various other television commitments. Purchase obligations do not include contracts with immaterial future commitments.

(c)

Other long-term liabilities reflected on the balance sheet consist primarily of subsidiary preferred shares; deferred compensation obligations; and postretirement, pension and postemployment benefit obligations. A contractual obligation with a carrying value of $1.1 billion is not included in the table above because it is uncertain if the arrangement will be settled. The contractual obligation involves an interest held by a third party in the revenue of certain theme parks. The arrangement provides the counterparty with the right to periodic payments associated with current period revenue and, beginning in June 2017, the option to require NBCUniversal to purchase the interest for cash in an amount based on a contractual formula. The contractual formula is based on an average of specified historical theme park revenue at the time of exercise, which amount could be significantly higher than the carrying value. If the option had been exercisable as of December 31, 2016, the estimated value of the contractual obligation would have been approximately $1.4 billion, based on inputs to the contractual formula as of that date. See Note 16 to Comcast’s consolidated financial statements for additional information related to this arrangement. Reserves for uncertain tax positions of $1.1 billion are not included in the table above because it is uncertain if or when these reserves will become payable. Payments of $2.4 billion of participations and residuals are also not included in the table above because we cannot make a reliable estimate of the period in which these obligations will be settled.

(d)

Our contractual obligations do not include our commitment to invest up to $4 billion at any one time as an investor in Atairos due to our inability to estimate the timing of this funding. As of December 31, 2016, our remaining commitment is $2.4 billion based on the capital

Comcast 2016 Annual Report on Form 10-K	66

calls received as of that date (see Note 7 to Comcast’s consolidated financial statements). In addition, our contractual obligations do not include any future expenditures related to the construction and development of the proposed Universal Studios theme park in Beijing, China or the Comcast Technology Center, as we do not currently have any obligation to fund either initiative.

(e)	Total contractual obligations are made up of the following components.

(in millions)
Liabilities recorded on the balance sheet	$68,694
Commitments not recorded on the balance sheet	54,261
Total	$122,955

Off-Balance Sheet Arrangements

As of December 31, 2016, we did not have any material off-balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, results of operations, liquidity, capital expenditures or capital resources.

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

Valuation and Impairment Testing of Cable Franchise Rights

Our largest asset, our cable franchise rights, results from agreements we have with state and local governments that allow us to construct and operate a cable business within a specified geographic area. The value of a franchise is derived from the economic benefits we receive from the right to solicit new customers and to market additional services, such as advanced video services and high-speed Internet and voice services, in a particular service area. The amounts we record for cable franchise rights are primarily a result of cable system acquisitions. Typically when we acquire a cable system, the most significant asset we record is the value of the cable franchise rights. Often these cable system acquisitions include multiple franchise areas. We currently serve approximately 6,400 franchise areas in the United States.

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

67	Comcast 2016 Annual Report on Form 10-K

For the purpose of our impairment testing, we have grouped the recorded values of our various cable franchise rights into our three Cable Communications divisions or units of account. We evaluate the unit of account periodically to ensure our impairment testing is performed at an appropriate level.

The annual impairment test for indefinite-lived intangibles allows for the option to first assess qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible is less than its carrying amount. An entity may choose to perform the qualitative assessment or an entity may bypass the qualitative assessment and proceed directly to the quantitative impairment test. If it is determined, on the basis of qualitative factors, that the fair value of the indefinite-lived intangible asset is, more likely than not, less than its carrying value, the quantitative impairment test is required. When performing a quantitative assessment, we estimate the fair value of our cable franchise rights primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions and profitability information.

In 2016, we performed a qualitative assessment of our cable franchise rights. At the time of our previous quantitative assessment in 2014, the estimated fair values of our franchise rights exceeded the carrying value in our three Cable Communications divisions by 26%, 42% and 50%, respectively. We also considered various factors that would affect the estimated fair values of our cable franchise rights in our qualitative assessment in 2016, including changes in our projected future cash flows associated with our Cable Communications segment; market transactions and macroeconomic conditions; weighted-average cost of capital; and an increase in our market capitalization. Based on this assessment, we concluded that it was more likely than not that the estimated fair values of our cable franchise rights were higher than the carrying values and that the performance of a quantitative impairment test was not required.

Since the adoption of the accounting guidance related to goodwill and intangible assets in 2002, we have not recorded any significant impairment charges to cable franchise rights as a result of our impairment testing.

We could record impairment charges in the future if there are changes in long-term market conditions, in expected future operating results, or in federal or state regulations that prevent us from recovering the carrying value of these cable franchise rights. Assumptions made about increased competition and economic conditions could also impact the results of any qualitative assessment and the valuations used in future annual quantitative impairment testing and result in a reduction in the fair values of our cable franchise rights. In addition, a future change in the unit of account could result in the recognition of an impairment charge.

Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expenses. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes the costs using the ratio of the current period’s revenue to estimated total remaining revenue from all sources (“ultimate revenue”). Estimates of ultimate revenue have a significant impact on how quickly capitalized costs are amortized and, therefore, are updated regularly.

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

Comcast 2016 Annual Report on Form 10-K	68

markets, including from content licensing across multiple platforms and home entertainment sales, are revised based on historical relationships and an analysis of current market trends.

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

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is made available for use. We amortize capitalized programming costs as the associated programs are broadcast. We generally amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated ultimate revenue or under the terms of the contract.

Capitalized film and television costs, as well as stage play production costs, are subject to impairment testing when certain triggering events are identified. If the fair value of a production were to fall below its unamortized cost, we would record an adjustment for the amount by which the unamortized capitalized costs exceed the production’s fair value. The fair value assessment is generally based on estimated future discounted cash flows, which are supported by our internal forecasts. Adjustments to capitalized film and stage play production costs of $14 million, $42 million and $26 million were recorded in 2016, 2015 and 2014, respectively.

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

Our interest rate derivative financial instruments, which may include swaps, rate locks, caps and collars, represent an integral part of our interest rate risk management program. Comcast’s interest rate derivative financial instruments reduced the portion of Comcast’s total consolidated debt at fixed rates as of December 31, 2016 to 85.3% from 88.9%. As of December 31, 2016, NBCUniversal had no outstanding interest rate derivative financial instruments.

In 2016, 2015 and 2014, the effect of our interest rate derivative financial instruments was to decrease Comcast’s consolidated interest expense by $36 million, $62 million and $66 million, respectively. The effect

69	Comcast 2016 Annual Report on Form 10-K

of NBCUniversal’s interest rate derivative financial instruments was not material to NBCUniversal’s consolidated financial statements for all periods presented. Interest rate derivative financial instruments may have a significant effect on Comcast’s interest expense in the future.

The table below summarizes as of December 31, 2016 by contractual year of maturity the principal cash flows, notional amounts, fair values and contract terms of financial instruments subject to interest rate risk maintained by us.

(in millions)	2017	2018	2019	2020	2021	Thereafter	Total	Estimated Fair Value as of December 31, 2016
Debt
Fixed rate	$2,589	$3,346	$2,234	$3,429	$2,043	$40,959	$54,600	$59,561
Average interest rate	6.9%	4.5%	3.2%	5.1%	4.4%	4.8%	4.8%
Variable rate	$2,894	$857	$232	$2,788	$—	$—	$6,771	$6,777
Average interest rate	1.8%	2.5%	2.4%	3.0%	—%	—%	2.4%
Interest Rate Instruments
Fixed to variable swaps	$400	$1,600	$200	$—	$—	$—	$2,200	$34
Average pay rate	6.0%	4.5%	5.1%	—%	—%	—%	4.5%
Average receive rate	6.3%	5.8%	5.7%	—%	—%	—%	5.9%

We use the notional amount of each interest rate derivative financial instrument to calculate the interest to be paid or received. The notional amounts do not represent our exposure to credit loss. The estimated fair value approximates the amount of payments to be made or proceeds to be received to settle the outstanding contracts, including accrued interest. We estimate interest rates on variable rate debt and swaps using the relevant average implied forward rates through the year of maturity based on the yield curve in effect on December 31, 2016, plus the applicable borrowing margin on December 31, 2016.

See Note 2 to each of Comcast’s and NBCUniversal’s consolidated financial statements for additional information on our accounting policies for derivative financial instruments.

Foreign Exchange Risk Management

NBCUniversal has significant operations in a number of countries outside the United States, and certain of NBCUniversal’s operations are conducted in foreign currencies. The value of these currencies fluctuates relative to the U.S. dollar. These changes could adversely affect the U.S. dollar equivalent value of our non-U.S. dollar revenue and operating costs and expenses and reduce international demand for our content, all of which could negatively affect our business, financial condition and results of operations in a given period or in specific territories.

As part of our overall strategy to manage the level of exposure to the risk of foreign exchange rate fluctuations, NBCUniversal enters into derivative financial instruments related to a significant portion of its foreign currency exposure, which is a result of transactions denominated in other than the functional currency. NBCUniversal enters into foreign currency forward contracts that change in value as currency exchange rates fluctuate to protect the U.S. dollar equivalent value of its non-U.S. dollar assets, liabilities, commitments, and forecasted foreign currency revenue and expenses. In accordance with our policy, NBCUniversal hedges forecasted foreign currency transactions for periods generally not to exceed 18 months. In certain circumstances, NBCUniversal enters into foreign exchange contracts with initial maturities in excess of 18 months. As of December 31, 2016 and 2015, NBCUniversal had foreign exchange contracts with a total notional value of $1.5 billion and $998 million, respectively. As of December 31, 2016 and 2015, the aggregate estimated fair value of these foreign exchange contracts was not material.

Comcast 2016 Annual Report on Form 10-K	70

We have analyzed our foreign currency exposure related to NBCUniversal’s operations as of December 31, 2016, including our hedging contracts, to identify assets and liabilities denominated in a currency other than their functional currency. For those assets and liabilities, we then evaluated the effect of a 10% shift in currency exchange rates between the functional currency and the U.S. dollar. Our analysis of such a shift in exchange rates indicated that there would be an immaterial effect on our 2016 income. In addition, the impact of fluctuations in currencies relative to the U.S. dollar for our non-U.S. dollar functional currency operations did not have a material impact on our financial condition or results of operations in 2016.

Comcast is also exposed to the market risks associated with fluctuations in currency exchange rates as they relate to its foreign currency denominated debt obligations. We use cross-currency swaps for foreign currency denominated debt obligations when those obligations are denominated in a currency other than the functional currency. Cross-currency swaps effectively convert fixed-rate foreign currency denominated debt to fixed-rate U.S. dollar denominated debt in order to hedge the risk that the cash flows related to annual interest payments and the payment of principal at maturity may be adversely affected by fluctuations in currency exchange rates. The gains and losses on the cross-currency swaps offset changes in the U.S. dollar equivalent value of the related exposures. As of December 31, 2016 and 2015, the fair value of our cross-currency swaps on our £625 million principal amount of 5.50% senior notes due 2029 was a liability of $189 million and $71 million, respectively.

Counterparty Credit Risk Management

Comcast and NBCUniversal manage the credit risks associated with our derivative financial instruments through diversification and the evaluation and monitoring of the creditworthiness of counterparties. Although we may be exposed to losses in the event of nonperformance by counterparties, we do not expect such losses, if any, to be significant. Comcast has agreements with certain counterparties that include collateral provisions. These provisions require a party with an aggregate unrealized loss position in excess of certain thresholds to post cash collateral for the amount in excess of the threshold. The threshold levels in our collateral agreements are based on our and the counterparty’s credit ratings. As of December 31, 2016 and 2015, Comcast was not required to post collateral under the terms of these agreements. As of December 31, 2016 and 2015, we did not hold any collateral under the terms of these agreements.

71	Comcast 2016 Annual Report on Form 10-K

Item 8: Comcast Corporation Financial Statements and Supplementary Data

NBCUniversal Media, LLC

See Index to NBCUniversal Media, LLC Financial Statements and Supplemental Data on page 137.

Comcast 2016 Annual Report on Form 10-K	72

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that Comcast’s system of internal control over financial reporting was effective as of December 31, 2016. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 did not include the internal controls of DreamWorks Animation, which we acquired on August 22, 2016, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The total assets and total revenues of DreamWorks Animation represented approximately 2% of our total assets as of December 31, 2016, and less than 1% of our total revenues for the year ended December 31, 2016. The effectiveness of Comcast’s internal controls over financial reporting of Comcast has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their report, which is included herein.

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

Brian L. Roberts	Michael J. Cavanagh	Lawrence J. Salva
Chairman and Chief Executive Officer	Senior Executive Vice President and Chief Financial Officer	Executive Vice President and Chief Accounting Officer

73	Comcast 2016 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the accompanying consolidated balance sheets of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2016. We also have audited the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at DreamWorks Animation, acquired on August 22, 2016 and whose financial statements constitute approximately 2% of total assets as of December 31, 2016 and less than 1% of total revenue for the year ended December 31, 2016. Accordingly, our audit did not include the internal control over financial reporting at DreamWorks Animation. The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Report on Comcast’s Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Comcast Corporation and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 3, 2017

Comcast 2016 Annual Report on Form 10-K	74

Comcast Corporation

Consolidated Balance Sheet

December 31 (in millions, except share data)	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$3,301	$2,295
Receivables, net	7,955	6,896
Programming rights	1,250	1,213
Deposits	1,772	21
Other current assets	2,083	1,878
Total current assets	16,361	12,303
Film and television costs	7,252	5,855
Investments	5,247	3,224
Property and equipment, net	36,253	33,665
Franchise rights	59,364	59,364
Goodwill	35,980	32,945
Other intangible assets, net	17,274	16,946
Other noncurrent assets, net	2,769	2,272
Total assets	$180,500	$166,574
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,915	$6,215
Accrued participations and residuals	1,726	1,572
Deferred revenue	1,132	1,302
Accrued expenses and other current liabilities	6,282	5,462
Current portion of long-term debt	5,480	3,627
Total current liabilities	21,535	18,178
Long-term debt, less current portion	55,566	48,994
Deferred income taxes	34,854	33,566
Other noncurrent liabilities	10,925	10,637
Commitments and contingencies (Note 16)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,446	1,221
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 2,802,752,832 and 2,869,349,502; outstanding, 2,366,357,318 and 2,432,953,988	28	29
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,258	38,518
Retained earnings	23,076	21,413
Treasury stock, 436,395,514 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	98	(174)
Total Comcast Corporation shareholders’ equity	53,943	52,269
Noncontrolling interests	2,231	1,709
Total equity	56,174	53,978
Total liabilities and equity	$180,500	$166,574

See accompanying notes to consolidated financial statements.

75	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Income

Year ended December 31 (in millions, except per share data)	2016	2015	2014
Revenue	$80,403	$74,510	$68,775
Costs and Expenses:
Programming and production	24,463	22,550	20,912
Other operating and administrative	23,409	21,319	19,839
Advertising, marketing and promotion	6,114	5,963	5,101
Depreciation	7,464	6,781	6,337
Amortization	2,094	1,899	1,682
	63,544	58,512	53,871
Operating income	16,859	15,998	14,904
Other Income (Expense):
Interest expense	(2,942)	(2,702)	(2,617)
Investment income (loss), net	213	81	296
Equity in net income (losses) of investees, net	(104)	(325)	97
Other income (expense), net	327	320	(215)
	(2,506)	(2,626)	(2,439)
Income before income taxes	14,353	13,372	12,465
Income tax expense	(5,308)	(4,959)	(3,873)
Net income	9,045	8,413	8,592
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(350)	(250)	(212)
Net income attributable to Comcast Corporation	$8,695	$8,163	$8,380
Basic earnings per common share attributable to Comcast Corporation shareholders	$3.61	$3.28	$3.24
Diluted earnings per common share attributable to Comcast Corporation shareholders	$3.57	$3.24	$3.20
Dividends declared per common share	$1.10	$1.00	$0.90

Unaudited pro forma diluted earnings per common share attributable to Comcast Corporation shareholders, adjusted for the two-for-one stock split. See Note 1.	$1.78	$1.62	$1.60

See accompanying notes to consolidated financial statements.

Comcast 2016 Annual Report on Form 10-K	76

Comcast Corporation

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2016	2015	2014
Net income	$9,045	$8,413	$8,592
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(1), $(1) and $(19)	—	1	33
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $35, $62 and $3	(60)	(106)	(5)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $1, $1 and $59	(1)	(1)	(99)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $(54), $(38) and $(27)	92	64	46
Employee benefit obligations, net of deferred taxes of $(125), $(43) and $82	213	74	(139)
Currency translation adjustments, net of deferred taxes of $(14), $34 and $23	102	(89)	(38)
Comprehensive income	9,391	8,356	8,390
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(350)	(250)	(212)
Other comprehensive (income) loss attributable to noncontrolling interests	(74)	29	—
Comprehensive income attributable to Comcast Corporation	$8,967	$8,135	$8,178

See accompanying notes to consolidated financial statements.

77	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2016	2015	2014
Operating Activities
Net income	$9,045	$8,413	$8,592
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,558	8,680	8,019
Share-based compensation	640	567	513
Noncash interest expense (income), net	230	205	180
Equity in net (income) losses of investees, net	104	325	(97)
Cash received from investees	85	168	104
Net (gain) loss on investment activity and other	(169)	(318)	4
Deferred income taxes	1,444	958	1,165
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(782)	(708)	(33)
Film and television costs, net	(495)	(299)	(562)
Accounts payable and accrued expenses related to trade creditors	374	384	153
Other operating assets and liabilities	(794)	403	(1,093)
Net cash provided by operating activities	19,240	18,778	16,945
Investing Activities
Capital expenditures	(9,135)	(8,499)	(7,420)
Cash paid for intangible assets	(1,686)	(1,370)	(1,122)
Acquisitions and construction of real estate properties	(428)	(178)	(43)
Acquisitions, net of cash acquired	(3,929)	(1,786)	(477)
Proceeds from sales of businesses and investments	218	433	666
Purchases of investments	(1,697)	(784)	(191)
Deposits	(1,749)	(18)	—
Other	21	238	(146)
Net cash provided by (used in) investing activities	(18,385)	(11,964)	(8,733)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	1,790	135	(504)
Proceeds from borrowings	9,231	5,486	4,182
Repurchases and repayments of debt	(3,052)	(4,378)	(3,175)
Repurchases and retirements of common stock	(5,000)	(6,750)	(4,251)
Dividends paid	(2,601)	(2,437)	(2,254)
Issuances of common stock	23	36	35
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(253)	(232)	(220)
Other	13	(289)	167
Net cash provided by (used in) financing activities	151	(8,429)	(6,020)
Increase (decrease) in cash and cash equivalents	1,006	(1,615)	2,192
Cash and cash equivalents, beginning of year	2,295	3,910	1,718
Cash and cash equivalents, end of year	$3,301	$2,295	$3,910

See accompanying notes to consolidated financial statements.

Comcast 2016 Annual Report on Form 10-K	78

Comcast Corporation

Consolidated Statement of Changes in Equity

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock			Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	A Special	B
Balance, December 31, 2013	$957	$25	$5	$—	$38,890	$19,235	$(7,517)	$56	$364	$51,058
Stock compensation plans					732	(433)				299
Repurchases and retirements of common stock					(928)	(3,323)				(4,251)
Employee stock purchase plans					118					118
Dividends declared						(2,320)				(2,320)
Other comprehensive income (loss)								(202)		(202)
Issuance of subsidiary shares to noncontrolling interests	85								11	11
Contributions from (distributions to) noncontrolling interests, net	(19)								(132)	(132)
Other	(33)				(7)				(22)	(29)
Net income (loss)	76					8,380			136	8,516
Balance, December 31, 2014	1,066	25	5	—	38,805	21,539	(7,517)	(146)	357	53,068
Stock compensation plans					739	(402)				337
Repurchases and retirements of common stock			(1)		(1,345)	(5,404)				(6,750)
Employee stock purchase plans					136					136
Dividends declared						(2,483)				(2,483)
Other comprehensive income (loss)								(28)	(29)	(57)
Contributions from (distributions to) noncontrolling interests, net	11								(146)	(146)
Reclassification of Class A Special common stock		4	(4)							—
Universal Studios Japan									1,440	1,440
Other	58				183				(77)	106
Net income (loss)	86					8,163			164	8,327
Balance, December 31, 2015	1,221	29	—	—	38,518	21,413	(7,517)	(174)	1,709	53,978
Stock compensation plans					720	(326)				394
Repurchases and retirements of common stock		(1)			(949)	(4,050)				(5,000)
Employee stock purchase plans					156					156
Dividends declared						(2,656)				(2,656)
Other comprehensive income (loss)								272	74	346
Contributions from (distributions to) noncontrolling interests, net	(16)								(134)	(134)
Other	148				(187)				325	138
Net income (loss)	93					8,695			257	8,952
Balance, December 31, 2016	$1,446	$28	$—	$—	$38,258	$23,076	$(7,517)	$98	$2,231	$56,174

See accompanying notes to consolidated financial statements.

79	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Notes to Consolidated Financial Statements

Note 1: Business and Basis of Presentation

We are a global media and technology company with two primary businesses, Comcast Cable and NBCUniversal. We were incorporated under the laws of Pennsylvania in December 2001. Through our predecessors, we have developed, managed and operated cable systems since 1963.

We present our operations for Comcast Cable in one reportable business segment, referred to as Cable Communications, and our operations for NBCUniversal in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks (collectively, the “NBCUniversal segments”). See Note 17 for additional information on our reportable business segments.

Our Cable Communications segment primarily manages and operates cable systems that serve residential and business customers in the United States. As of December 31, 2016, our cable systems had 28.6 million total customer relationships and served 22.5 million video customers, 24.7 million high-speed Internet customers and 11.7 million voice customers.

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

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names and in August 2016, we acquired DreamWorks Animation. See Note 5 for additional information on the acquisition.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California and our 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”), which we acquired in November 2015. See Note 5 for additional information on the acquisition.

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

We translate assets and liabilities of our foreign operations where the functional currency is the local currency, primarily the Japanese yen, euro and British pound, into U.S. dollars at the exchange rate as of the balance sheet date and translate revenue and expenses using average monthly exchange rates. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our consolidated balance sheet. Any foreign currency transaction gains or losses are included in our consolidated statement of income.

Comcast 2016 Annual Report on Form 10-K	80

Comcast Corporation

Reclassifications

Reclassifications have been made to our consolidated financial statements for the prior years to conform to classifications used in 2016.

Stock Split

On January 24, 2017, our Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend (the “Stock Split”) payable on February 17, 2017 to shareholders of record as of February 8, 2017. The Stock Split will be in the form of one additional share for every share held and will be payable in shares of Class A common stock on the outstanding Class A common stock and Class B common stock. The pro forma diluted earnings per common share attributable to Comcast Corporation shareholders in our consolidated statement of income has been adjusted to reflect the Stock Split for all periods presented. All other share-based data, including the number of shares outstanding and related prices, per share amounts, and share authorizations and conversions have not been adjusted to reflect the Stock Split for any of the periods presented.

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe that the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

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

81	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

As part of our distribution agreements with cable networks, we generally receive an allocation of scheduled advertising time on cable networks that we sell through our advertising business, Spotlight, to local, regional and national advertisers. We recognize advertising revenue when the advertising is aired or viewed. In most cases, the available advertising units are sold by our sales force. In some cases, we work with representation firms as an extension of our sales force to sell a portion of the advertising units allocated to us. We also represent the advertising sales efforts of other multichannel video providers in some markets. Since we are acting as the principal in these arrangements, we record the advertising that is sold in revenue and the fees paid to representation firms and multichannel video providers in other operating and administrative expenses.

Revenue earned from other sources, such as our home security and automation services, is recognized when services are provided or events occur. Under the terms of our cable franchise agreements, we are generally required to pay to the cable franchising authority an amount based on our gross video revenue. We pass these fees through to our cable services customers and classify the fees as a component of revenue with the corresponding costs included in other operating and administrative expenses.

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming to cable and broadcast networks and subscription video on demand services, from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services such as iTunes, and from the sale of programming by our cable television studio production operations to third-party networks and subscription video on demand services. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming by our broadcast television studio production operations to various distribution platforms, including to cable and broadcast networks as well as to subscription video on demand services, from the fees received under retransmission consent agreements and associated fees received from NBC-affiliated local broadcast television stations, and from the sale of our owned programming on DVDs and through digital distribution services. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee audience ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising units. We recognize revenue from the licensing of our owned programming and programming produced by our studios for third parties when the content is made available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the component of revenue associated with the advertisements when they are aired or viewed.

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on DVDs and

Comcast 2016 Annual Report on Form 10-K	82

Comcast Corporation

through digital distribution services. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We recognize revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from the sale of DVDs, net of estimated returns and customer incentives, on the date that the DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the period following the activation date.

Cable Communications Programming Expenses

Cable Communications programming expenses are the fees we pay to license the programming we distribute to our video customers. Programming is generally acquired under multiyear distribution agreements, with rates typically based on the number of customers that receive the programming, channel positioning and the extent of distribution. From time to time, these contracts expire and programming continues to be provided under interim arrangements while the parties negotiate new contract terms, sometimes with effective dates that affect prior periods. While payments are typically made under the prior contract’s terms, the amount of programming expenses recorded during the interim arrangement is based on our estimate of the ultimate contract terms expected to be negotiated. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

When our Cable Communications segment receives incentives from a cable network for the licensing of its programming, we defer a portion of these incentives, which are included in other current and noncurrent liabilities, and recognize them over the term of the contract as a reduction to programming expenses.

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

Our derivative financial instruments are recorded in our consolidated balance sheet at fair value. The impact of our derivative financial instruments on our consolidated financial statements was not material in any of the periods presented.

Fair Value Measurements

The accounting guidance related to financial assets and financial liabilities (“financial instruments”) establishes a hierarchy that prioritizes fair value measurements based on the types of inputs used for the various

83	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

valuation techniques (market approach, income approach and cost approach). The levels of the hierarchy are described below.

•	Level 1: Values are determined using quoted market prices for identical financial instruments in an active market

•	Level 2: Values are determined using quoted prices for similar financial instruments and valuation models whose inputs are observable

•

Level 3: Values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

We use these levels of hierarchy for the measurement of fair value related to acquisitions, investments, long-term debt, redeemable subsidiary preferred stock and impairment testing, among others. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation and classification within the fair value hierarchy. Our financial instruments that are accounted for at fair value on a recurring basis were not material as of December 31, 2016 and 2015.

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

We have reviewed a majority of our revenue arrangements and expect our review to be completed in the second quarter of 2017. As a result of our review, we do not expect any material impact on our consolidated financial statements. However, we do expect that the new standard will impact the timing of recognition for (1) our Cable Communications segment’s installation revenue and commission expenses, which upon adoption will be recognized as revenue and costs over a period of time instead of immediately, and (2) our Cable Networks, Broadcast Television and Filmed Entertainment segments’ content licensing revenue associated with renewals or extensions of existing program licensing agreements, which upon adoption will be recognized as revenue when the licensed content becomes available under the renewal or extension instead of when the agreement is renewed or extended.

The guidance provides companies with alternative methods of adoption and we are in the process of determining our method of adoption, which depends in part upon our completion of the evaluation of our remaining revenue arrangements.

Comcast 2016 Annual Report on Form 10-K	84

Comcast Corporation

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

Financial Assets and Financial Liabilities

In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires, with certain exceptions, a cumulative effect adjustment to beginning retained earnings when the guidance is adopted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. The asset and liability are initially measured based on the present value of committed lease payments. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease do not significantly change from previous guidance. For a lessor, the accounting applied is also largely unchanged from previous guidance. The updated guidance is effective for us as of January 1, 2019 and early adoption is permitted. The updated accounting guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 16 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2016.

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

We will adopt the updated guidance in the first quarter of 2017. As required under the updated guidance, we will prospectively adopt the provisions of this guidance that relate to the recognition of the excess income tax benefits or deficiencies in the statement of income. If we had adopted the updated guidance in 2016, our income tax expense and effective tax rate would have decreased by $233 million and 1.6%, respectively, and

85	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

our diluted earnings per common share attributable to Comcast Corporation shareholders in 2016 would have increased by $0.08.

In addition, upon adoption we will retrospectively adopt the provisions of this guidance related to changes to the statement of cash flows in any of the periods presented. The table below presents the effect on our consolidated statement of cash flows for each of the years ended December 31, 2016, 2015 and 2014. These amounts are not necessarily indicative of amounts that we will recognize in future years related to the excess income tax benefits or deficiencies nor the cash paid for withholding taxes.

Year ended December 31 (in millions)	As Reported	Effect of Adoption	Upon Adoption
2016
Net cash provided by operating activities	$19,240	$585	$19,825
Net cash provided by (used in) financing activities	$151	$(585)	$(434)
2015
Net cash provided by operating activities	$18,778	$708	$19,486
Net cash provided by (used in) financing activities	$(8,429)	$(708)	$(9,137)
2014
Net cash provided by operating activities	$16,945	$652	$17,597
Net cash provided by (used in) financing activities	$(6,020)	$(652)	$(6,672)

Note 4: Earnings Per Share

Computation of Diluted EPS

	2016			2015			2014
Year ended December 31 (in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$8,695	2,410	$3.61	$8,163	2,486	$3.28	$8,380	2,583	$3.24
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		28			32			37
Diluted EPS attributable to Comcast Corporation shareholders	$8,695	2,438	$3.57	$8,163	2,518	$3.24	$8,380	2,620	$3.20

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

The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material in any of the periods presented.

Comcast 2016 Annual Report on Form 10-K	86

Comcast Corporation

Note 5: Significant Transactions

2016

DreamWorks Animation

On August 22, 2016, we acquired all of the outstanding stock of DreamWorks Animation for $3.8 billion. DreamWorks Animation’s stockholders received $41 in cash for each share of DreamWorks Animation common stock. DreamWorks Animation creates animated feature films, television series and specials, live entertainment and related consumer products. The results of operations for DreamWorks Animation are reported in our Filmed Entertainment segment following the acquisition date.

Preliminary Allocation of Purchase Price

The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on preliminary valuation analyses. In valuing acquired assets and liabilities, fair value estimates are primarily based on Level 3 inputs including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. Further, we recorded the deferred income taxes based on our estimates of the tax basis of the acquired net assets and the valuation allowances based on the expected use of net operating loss carryforwards. The goodwill is not deductible for tax purposes. We will adjust the assets and liabilities as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Preliminary Allocation of Purchase Price

(in millions)
Film and television costs (see Note 6)	$854
Intangible assets (see Note 9)	164
Working capital	248
Debt (see Note 10)	(381)
Tax receivable agreement	(146)
Deferred income taxes (see Note 14)	366
Other noncurrent assets and liabilities	137
Identifiable net assets (liabilities) acquired	1,242
Noncontrolling interest	(89)
Goodwill (see Note 9)	2,620
Cash consideration transferred	$3,773

The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our consolidated statement of cash flows. In addition, we repaid all of the assumed debt of DreamWorks Animation.

Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for 2016.

87	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

2015

Universal Studios Japan

On November 13, 2015, NBCUniversal acquired a 51% economic interest in Universal Studios Japan for $1.5 billion.

Universal Studios Japan is a VIE based on the governance structure and we consolidate Universal Studios Japan since we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Studios Japan, and therefore our maximum risk of financial loss is NBCUniversal’s 51% interest. Universal Studios Japan’s results of operations are reported in our Theme Parks segment following the acquisition date.

Allocation of Purchase Price

The transaction was accounted for under the acquisition method of accounting and, accordingly, the acquired assets and liabilities and the 49% noncontrolling interest were recorded at their estimated fair values. In 2016, we updated the allocation of the purchase price for Universal Studios Japan based on final valuation analyses, which primarily resulted in increases to property and equipment and intangible assets and a decrease in goodwill. The changes did not have a material impact on our consolidated financial statements. The goodwill is not deductible for tax purposes.

The table below presents the allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Allocation of Purchase Price

(in millions)
Property and equipment (see Note 8)	$780
Intangible assets (see Note 9)	323
Working capital	(33)
Debt (see Note 10)	(3,271)
Other noncurrent assets and liabilities	17
Identifiable net assets (liabilities) acquired	(2,184)
Noncontrolling interest	(1,440)
Goodwill (see Note 9)	5,123
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue in 2016 and 2015 included $1.4 billion and $169 million, respectively, from the acquisition of Universal Studios Japan. Our net income attributable to Comcast Corporation in 2016 and 2015 included $124 million and $18 million, respectively, from the acquisition of Universal Studios Japan.

Comcast 2016 Annual Report on Form 10-K	88

Comcast Corporation

The following unaudited pro forma information has been presented as if the acquisition of Universal Studios Japan occurred on January 1, 2014. This information is primarily based on historical results of operations, adjusted for the allocation of purchase price, and is not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

Year ended December 31 (in millions, except per share amounts)	2015	2014
Revenue	$75,563	$69,860
Net income	$8,591	$8,704
Net income attributable to Comcast Corporation	$8,253	$8,435
Basic earnings per common share attributable to Comcast Corporation shareholders	$3.32	$3.27
Diluted earnings per common share attributable to Comcast Corporation shareholders	$3.28	$3.22

Time Warner Cable Merger and Related Divestiture Transactions

On April 24, 2015, we and Time Warner Cable Inc. terminated our planned merger, and we terminated our related agreement with Charter Communications, Inc. to spin off, exchange and sell certain cable systems. In connection with these proposed transactions, we incurred incremental transaction-related expenses of $198 million and $237 million in 2015 and 2014, respectively. The transaction-related expenses are included primarily in other operating and administrative expenses, with $20 million recorded in depreciation and amortization expenses associated with the write-off of certain capitalized costs in 2015.

Note 6: Film and Television Costs

December 31 (in millions)	2016	2015
Film Costs:
Released, less amortization	$1,750	$1,275
Completed, not released	50	226
In production and in development	1,310	907
	3,110	2,408
Television Costs:
Released, less amortization	1,953	1,573
In production and in development	853	737
	2,806	2,310
Programming rights, less amortization	2,586	2,350
	8,502	7,068
Less: Current portion of programming rights	1,250	1,213
Film and television costs	$7,252	$5,855

Based on our current estimates of the total remaining revenue from all sources (“ultimate revenue”), in 2017 we expect to amortize approximately $1.9 billion of film and television costs associated with our original film and television productions that have been released, or are completed and have not been released. Through 2019, we expect to amortize approximately 88% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries.

As of December 31, 2016, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $596 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 45% of these costs are expected to be amortized through 2019.

89	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expenses. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes the costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film in movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of them.

In determining the method of amortization and estimated life of an acquired film or television library, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

When an event or a change in circumstance occurs that was known or knowable as of the balance sheet date and that indicates the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value. The estimated fair value of a production is based on Level 3 inputs that primarily use an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $14 million, $42 million and $26 million were recorded in 2016, 2015 and 2014, respectively.

We enter into cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. Cofinancing arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. Under these arrangements, the investor owns an undivided copyright interest in the film, and therefore in each period we record either a charge or a benefit to programming and production expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is made available for use. We amortize capitalized programming costs as the associated programs are broadcast. We generally amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated ultimate revenue or under the terms of the contract.

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

Comcast 2016 Annual Report on Form 10-K	90

Comcast Corporation

Note 7: Investments

December 31 (in millions)	2016	2015
Fair Value Method	$198	$167
Equity Method:
Atairos	1,601	—
Hulu	225	184
Other	550	494
	2,376	678
Cost Method:
AirTouch	1,599	1,583
BuzzFeed	400	200
Other	771	702
	2,770	2,485
Total investments	5,344	3,330
Less: Current investments	97	106
Noncurrent investments	$5,247	$3,224

Investment Income (Loss), Net

Year ended December 31 (in millions)	2016	2015	2014
Gains on sales and exchanges of investments, net	$46	$12	$192
Investment impairment losses	(34)	(59)	(50)
Unrealized gains on securities underlying prepaid forward sale agreements	—	42	66
Mark to market adjustments on derivative component of prepaid forward sale agreements and indexed debt instruments	(4)	(42)	(56)
Interest and dividend income	123	115	116
Other, net	82	13	28
Investment income (loss), net	$213	$81	$296

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

Equity Method

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies or in which we hold a significant partnership or LLC interest. Equity method investments are recorded at cost and are adjusted to recognize (1) our proportionate share of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from other-than-temporary declines in fair value.

91	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

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

Atairos

In 2015, we entered into an agreement to establish Atairos Group, Inc., a strategic company focused on investing in and operating companies in a range of industries and business sectors, both domestically and internationally. The agreement became effective as of January 1, 2016. Atairos has a term of up to 12 years and is controlled by management companies led by our former CFO through interests that carry all of the voting rights. We are the only investor other than our former CFO and the other management company employees. We have committed to fund Atairos up to $4 billion in the aggregate at any one time, subject to certain offsets, and $40 million annually for a management fee, subject to certain adjustments, while the management company investors have committed to fund up to $100 million, with at least $40 million to be funded by our former CFO, subject to his continued role with Atairos. Our economic interests do not carry voting rights and obligate us to absorb approximately 99% of any losses and they provide us the right to receive approximately 86.5% of any residual returns in Atairos, in either case on a cumulative basis.

We have concluded that Atairos is a VIE, that we do not have the power to direct the activities that most significantly impact the economic performance of Atairos as we have no voting rights and only certain consent rights, and that we are not a related party with our former CFO or the management companies. We therefore do not consolidate Atairos and account for our investment as an equity method investment. There are no other liquidity arrangements, guarantees or other financial commitments between Comcast and Atairos, and therefore our maximum risk of financial loss is our investment balance and remaining unfunded capital commitment.

In 2016, we made cash capital contributions totaling $1.2 billion to Atairos. In addition, we recorded capital contributions of $447 million that were accrued in 2016 and paid in January 2017.

Hulu

In August 2016, Time Warner Inc. acquired a 10% interest in Hulu, LLC, which diluted our interest in Hulu from 33% to 30%. For a period not to exceed 3 years, Time Warner may put its shares to Hulu or Hulu may call Time Warner’s shares under certain limited circumstances arising from regulatory review. Given the contingent nature of the put and call options, we recorded a deferred gain of $159 million and a corresponding increase to our investment in Hulu as a result of the dilution. The deferred gain will be recognized in other income (expense), net if and when the options expire unexercised.

In 2016, 2015 and 2014, we recognized our proportionate share of losses of $168 million, $106 million and $20 million, respectively, related to our investment in Hulu.

The Weather Channel

In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net.

In June and December 2015, The Weather Channel recorded impairment charges related to goodwill. In 2015, we recorded expenses of $333 million that represented NBCUniversal’s proportionate share of these impairment charges in equity in net income (losses) of investees, net in our consolidated statement of income.

Comcast 2016 Annual Report on Form 10-K	92

Comcast Corporation

Cost Method

We use the cost method to account for investments not accounted for under the fair value method or the equity method.

AirTouch

We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc., a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of both December 31, 2016 and 2015, the estimated fair value of the AirTouch preferred stock was $1.7 billion.

The dividend and redemption activity of the AirTouch preferred stock determines the dividend and redemption payments associated with substantially all of the preferred shares issued by one of our consolidated subsidiaries, which is a VIE. The subsidiary has three series of preferred stock outstanding with an aggregate redemption value of $1.75 billion. Substantially all of the AirTouch preferred stock is redeemable in April 2020 at a redemption value of $1.65 billion. As of both December 31, 2016 and 2015, the two series of redeemable subsidiary preferred shares were recorded at $1.6 billion, and those amounts are included in other noncurrent liabilities. As of both December 31, 2016 and 2015, the liability related to the redeemable subsidiary preferred shares had an aggregate estimated fair value of $1.7 billion. The estimated fair values of the AirTouch preferred stock and redeemable subsidiary preferred shares are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument. The one series of nonredeemable subsidiary preferred shares was recorded at $100 million as of both December 31, 2016 and 2015, and those amounts are included in noncontrolling interests in our consolidated balance sheet. The carrying amount of the nonredeemable subsidiary preferred stock approximates its fair value.

BuzzFeed and Vox Media

In September 2015, NBCUniversal acquired an interest in BuzzFeed, Inc. and made an additional investment in Vox Media, Inc. for $200 million each in cash. In November 2016, NBCUniversal made an additional investment of $200 million in BuzzFeed. BuzzFeed is a global media company that produces and distributes original news, entertainment and videos. Vox Media is a digital media company comprised of eight distinct brands.

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our AFS securities and our cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net.

93	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Note 8: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life As of December 31, 2016	2016	2015
Cable distribution system	11 years	$34,028	$32,586
Customer premise equipment	6 years	28,621	28,559
Other equipment	8 years	9,475	8,539
Buildings and leasehold improvements	29 years	12,550	10,829
Land	N/A	1,273	1,252
Property and equipment, at cost		85,947	81,765
Less: Accumulated depreciation		49,694	48,100
Property and equipment, net		$36,253	$33,665

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

In accordance with the accounting guidance related to cable television companies, we capitalize the costs associated with the construction of and improvements to our cable transmission and distribution facilities, including scalable infrastructure and line extensions; costs associated with acquiring and deploying new customer premise equipment; and costs associated with installation of our services. Costs capitalized include all direct costs for labor and materials, as well as various indirect costs. Costs incurred in connection with subsequent disconnects and reconnects are expensed as they are incurred.

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

Comcast 2016 Annual Report on Form 10-K	94

Comcast Corporation

Note 9: Goodwill and Intangible Assets

Goodwill

		NBCUniversal
(in millions)	Cable Communications	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Corporate and Other	Total
Balance, December 31, 2014	$12,217	$12,948	$767	$211	$982	$191	$27,316
Acquisitions(a)	173	17	39	58	5,373	1	5,661
Adjustments	(1)	—	—	—	—	—	(1)
Foreign currency translation	—	(18)	—	(2)	(11)	—	(31)
Balance, December 31, 2015	12,389	12,947	806	267	6,344	192	32,945
Acquisitions(b)	82	232	—	2,717	—	1	3,032
Adjustments(c)	174	—	—	—	(250)	(181)	(257)
Foreign currency translation	—	4	—	9	247	—	260
Balance, December 31, 2016	$12,645	$13,183	$806	$2,993	$6,341	$12	$35,980

(a)	Acquisitions in 2015 in our Theme Parks segment included the Universal Studios Japan transaction (see Note 5 for additional information).

(b)	Acquisitions in 2016 in our Filmed Entertainment segment primarily included the DreamWorks Animation acquisition (see Note 5 for additional information).

(c)

Adjustments in 2016 primarily included the updated allocation of the purchase price for Universal Studios Japan in our Theme Parks segment (see Note 5 for additional information) and the reclassification of certain operations and businesses from Corporate and Other to our Cable Communications segment.

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated synergies and intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and other agreements. We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our five reportable segments. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense. We did not recognize any impairment charges in any of the periods presented.

95	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Intangible Assets

		2016		2015
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Indefinite-Lived Intangible Assets:
Franchise rights	N/A	$59,364		$59,364
Trade names	N/A	2,981		2,857
FCC licenses	N/A	651		651
Finite-Lived Intangible Assets:
Customer relationships	19 years	13,478	$(5,110)	13,396	$(4,442)
Software	4 years	7,017	(3,997)	6,008	(3,429)
Cable franchise renewal costs and contractual operating rights	9 years	1,460	(800)	1,499	(849)
Patents and other technology rights	7 years	257	(208)	409	(350)
Other agreements and rights	15 years	2,443	(898)	1,994	(798)
Total		$87,651	$(11,013)	$86,178	$(9,868)

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist primarily of our cable franchise rights. Our cable franchise rights represent the values we attributed to agreements with state and local authorities that allow access to homes and businesses in cable service areas acquired in business combinations. We do not amortize our cable franchise rights because we have determined that they meet the definition of indefinite-lived intangible assets since there are no legal, regulatory, contractual, competitive, economic or other factors which limit the period over which these rights will contribute to our cash flows. We reassess this determination periodically or whenever events or substantive changes in circumstances occur. Costs we incur in negotiating and renewing cable franchise agreements are included in other intangible assets and are generally amortized on a straight-line basis over the term of the franchise agreement.

We assess the recoverability of our cable franchise rights and other indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. Our three Cable Communications divisions represent the unit of account we use to test for impairment of our cable franchise rights. We evaluate the unit of account used to test for impairment of our cable franchise rights and other indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our cable franchise rights and other indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the fair value of our cable franchise rights or other indefinite-lived intangible assets was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. Unless presented separately, the impairment charge is included as a component of amortization expense. We did not recognize any material impairment charges in any of the periods presented.

Comcast 2016 Annual Report on Form 10-K	96

Comcast Corporation

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
2017	$2,077
2018	$1,828
2019	$1,475
2020	$1,168
2021	$939

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

Note 10: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2016		2016	2015
Commercial paper	1.01%		$2,781	$975
Revolving bank credit facilities	—%		—	—
Term loans(a)	2.93%		3,262	3,259
Senior notes with maturities of 5 years or less, at face value	4.68%		13,850	14,300
Senior notes with maturities between 5 and 10 years, at face value	3.86%		12,049	9,630
Senior notes with maturities greater than 10 years, at face value(b)	5.19%		28,587	23,925
Other, including capital lease obligations	—		842	794
Debt issuance costs, premiums, discounts and fair value adjustments for hedged positions, net	—		(325)	(262)
Total debt	4.50	%(c)	61,046	52,621
Less: Current portion			5,480	3,627
Long-term debt			$55,566	$48,994

97	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

(a)	The December 31, 2016 and 2015 amounts consist of ¥382 billion and ¥400 billion, respectively, of Universal Studios Japan term loans translated using the exchange rates as of these dates.

(b)	The December 31, 2016 and 2015 amounts include £625 million of 5.50% notes due 2029, which translated to $771 million and $921 million, respectively, using the exchange rates as of these dates.

(c)	Includes the effects of our derivative financial instruments.

As of December 31, 2016 and 2015, our debt had an estimated fair value of $66.3 billion and $58.0 billion, respectively. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities. See Note 19 for additional information on our cross-guarantee structure.

Principal Maturities of Debt

(in millions)	Weighted-Average Interest Rate as of December 31, 2016
2017	4.22%	$5,483
2018	4.05%	$4,203
2019	3.11%	$2,466
2020	4.18%	$6,217
2021	4.36%	$2,043
Thereafter	4.82%	$40,959

2016 Debt Borrowings

Year ended December 31, 2016 (in millions)
Comcast 3.15% senior notes due 2026	$2,200
Comcast 4.05% senior notes due 2046	1,430
Comcast 2.35% senior notes due 2027	1,400
Comcast 3.40% senior notes due 2046	1,400
Comcast 2.75% senior notes due 2023	1,100
Comcast 3.20% senior notes due 2036	1,000
Comcast 1.625% senior notes due 2022	700
Other	1
Total	$9,231

2016 Debt Redemptions and Repayments

Year ended December 31, 2016 (in millions)
NBCUniversal 2.875% senior notes due 2016	$1,000
Comcast 4.95% senior notes due 2016	750
NBCUniversal Enterprise senior notes due 2016	700
DreamWorks Animation assumed debt (see Note 5)	381
Other	221
Total	$3,052

Debt Instruments

Revolving Bank Credit Facilities

In May 2016, we entered into a new $7 billion revolving credit facility due 2021 with a syndicate of banks (“Comcast revolving credit facility”) that may be used for general corporate purposes. We may increase the commitment under the Comcast revolving credit facility up to a total of $10 billion, as well as extend the

Comcast 2016 Annual Report on Form 10-K	98

Comcast Corporation

expiration date to a date no later than 2023, subject to approval of the lenders. In addition, NBCUniversal Enterprise entered into a new $1.5 billion revolving credit facility due 2021 with a syndicate of banks (“NBCUniversal Enterprise revolving credit facility”) that may be used for general corporate purposes. We may increase the commitment under the NBCUniversal Enterprise revolving credit facility up to a total of $2 billion, as well as extend the expiration date to a date no later than 2023, subject to approval of the lenders. The new revolving credit facilities replaced Comcast’s $6.25 billion and NBCUniversal Enterprise’s $1.35 billion revolving credit facilities, which were terminated in connection with the execution of the new revolving credit facilities. The interest rates on the new revolving credit facilities consist of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2016, the borrowing margin for borrowings based on the London Interbank Offered Rate was 1.00%. Similar to the Comcast and NBCUniversal Enterprise prior revolving credit facilities, each of the new revolving credit facilities require that we maintain certain financial ratios based on their respective debt and operating income before depreciation and amortization, as defined in the credit facility. We were in compliance with all financial covenants for all periods presented.

As of December 31, 2016, amounts available under our consolidated credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $5.5 billion, which included $460 million available under the NBCUniversal Enterprise revolving credit facility.

Commercial Paper Programs

Our commercial paper programs provide a lower-cost source of borrowing to fund our short-term working capital requirements. The maximum borrowing capacity under the Comcast commercial paper program is $6.25 billion. We support this commercial paper program with unused capacity under the Comcast revolving credit facility. The maximum borrowing capacity under the NBCUniversal Enterprise commercial paper program is $1.35 billion. We support this commercial paper program with unused capacity under the NBCUniversal Enterprise revolving credit facility.

Term Loans

Our term loans consist of the Universal Studios Japan term loans, which have a final maturity of November 2020. These term loans contain financial and operating covenants and are secured by the assets of Universal Studios Japan and the equity interests of the other investors. We do not guarantee these term loans and they are otherwise nonrecourse to us.

Letters of Credit

As of December 31, 2016, we and certain of our subsidiaries had unused irrevocable standby letters of credit totaling $443 million to cover potential fundings under various agreements.

Note 11: Postretirement, Pension and Other Employee Benefit Plans

Postretirement Benefit Plans

Year ended December 31 (in millions)	2016	2015	2014
Benefit obligation	$ 538	$ 820	$ 837
Plan funded status and recorded benefit obligation	$ (538)	$ (820)	$ (837)
Portion of benefit obligation not yet recognized in benefits expense	$ (372)	$ (33)	$ 46
Benefits expense	$ 70	$ 75	$ 59
Discount rate	4.07-4.56%	4.70-4.73%	4.25%

We sponsor various benefit plans that provide postretirement benefits to eligible employees based on years of service. The Comcast Postretirement Healthcare Stipend Program (the “stipend plan”) provides an annual stipend for

99	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

reimbursement of healthcare costs to each eligible employee based on years of service. Under the stipend plan, we are not exposed to the increasing costs of healthcare because the benefits are fixed at a predetermined amount. In December 2016, the stipend plan was amended primarily to reduce the benefits of active employees who retire after December 31, 2017. The plan amendments reduced our benefit obligation in 2016 by $361 million.

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

Pension Plans

NBCUniversal sponsors various qualified and nonqualified defined benefit pension plans for domestic employees. Since the future benefits have been frozen since the beginning of 2013, we did not recognize service costs related to the pension plans for all periods presented. The benefits expense we recognized for our defined benefit plans was not material for all periods presented. In addition to the defined benefit plans it sponsors, NBCUniversal is also obligated to reimburse General Electric (“GE”) for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the NBCUniversal transaction in 2011. These pension plans are currently unfunded and we recorded a benefit obligation of $314 million and $309 million as of December 31, 2016 and 2015, respectively, which consists primarily of our obligations to reimburse GE.

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

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2016	2015	2014
Benefit obligation	$2,164	$2,038	$1,774
Interest expense	$178	$171	$149

We have purchased life insurance policies to recover a portion of the future payments related to our deferred compensation plans. As of December 31, 2016 and 2015, the cash surrender value of these policies, which is recorded to other noncurrent assets, was $709 million and $658 million, respectively.

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2016, 2015 and 2014, expenses related to these plans totaled $446 million, $416 million and $379 million, respectively.

Comcast 2016 Annual Report on Form 10-K	100

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

In 2016, 2015 and 2014, the total contributions we made to multiemployer pension plans were $84 million, $77 million and $58 million, respectively. In 2016, 2015 and 2014, the total contributions we made to multiemployer postretirement and other benefit plans were $136 million, $119 million and $125 million, respectively.

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

Severance Benefits

We provide severance benefits to certain former employees. A liability is recorded when payment is probable, the amount is reasonably estimable, and the obligation relates to rights that have vested or accumulated. In 2016, 2015 and 2014, we recorded severance costs of $315 million, $181 million and $152 million, respectively. Severance costs in 2016 included $61 million of severance costs associated with the acquisition of DreamWorks Animation.

Note 12: Equity

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

101	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Shares of Common Stock Outstanding

(in millions)	A	A Special	B
Balance, December 31, 2013	2,138	459	9
Stock compensation plans	13	—	—
Repurchases and retirements of common stock	(22)	(59)	—
Employee stock purchase plans	2	—	—
Balance, December 31, 2014	2,131	400	9
Stock compensation plans	12	—	—
Repurchases and retirements of common stock	(62)	(54)	—
Employee stock purchase plans	2	—	—
Reclassification of Class A Special common stock	346	(346)	—
Other	4	—	—
Balance, December 31, 2015	2,433	—	9
Stock compensation plans	11	—	—
Repurchases and retirements of common stock	(81)	—	—
Employee stock purchase plans	3	—	—
Balance, December 31, 2016	2,366	—	9

Share Repurchases

Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to a total of $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions.

Share Repurchases

Year ended December 31 (in millions)	2016	2015	2014
Cash consideration	$5,000	$6,750	$4,251
Shares repurchased	81	116	81

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2016	2015
Unrealized gains (losses) on marketable securities	$—	$1
Deferred gains (losses) on cash flow hedges	(14)	(46)
Unrecognized gains (losses) on employee benefit obligations	219	6
Cumulative translation adjustments	(107)	(135)
Accumulated other comprehensive income (loss), net of deferred taxes	$98	$(174)

Note 13: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2016	2015	2014
Restricted share units	$306	$273	$231
Stock options	173	157	160
Employee stock purchase plans	28	25	23
Total	$507	$455	$414

Comcast 2016 Annual Report on Form 10-K	102

Comcast Corporation

As of December 31, 2016, we had unrecognized pretax compensation expense of $712 million related to nonvested RSUs and unrecognized pretax compensation expense of $375 million related to nonvested stock options that will be recognized over a weighted-average period of approximately 1.7 years and 1.8 years, respectively. In 2016, 2015 and 2014, we recorded increases to additional paid-in capital of $233 million, $311 million and $299 million, respectively, which were the result of tax benefits associated with our share-based compensation plans.

Stock Options and Restricted Share Units

As of December 31, 2016, unless otherwise stated (in millions, except per share data)	Stock Options	RSUs
Awards granted during 2016	21	8
Weighted-average exercise price of awards granted during 2016	$60.01
Stock options outstanding and nonvested RSUs	95	22
Weighted-average exercise price of stock options outstanding	$42.60
Weighted-average fair value at grant date of nonvested RSUs		$52.11

As of December 31, 2016, substantially all of our stock options outstanding were net settled stock options. Net settled stock options, as opposed to stock options exercised with a cash payment, result in fewer shares being issued and no cash proceeds being received by us when the options are exercised. Our share-based compensation primarily consists of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Awards generally vest over a period of 5 years and in the case of stock options, have a 10 year term. Additionally, through our employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions.

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

Year ended December 31	2016	2015	2014
RSUs fair value	$60.03	$58.81	$47.91
Stock options fair value	$11.55	$11.78	$11.11
Stock Option Valuation Assumptions:
Dividend yield	1.8%	1.7%	1.8%
Expected volatility	23.0%	23.0%	24.0%
Risk-free interest rate	1.5%	1.6%	2.2%
Expected option life (in years)	6.1	6.0	6.5

103	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Note 14: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2016	2015	2014
Current Expense (Benefit):
Federal	$3,190	$3,210	$2,392
State	480	570	174
Foreign	194	221	142
	3,864	4,001	2,708
Deferred Expense (Benefit):
Federal	1,192	890	1,000
State	154	66	173
Foreign	98	2	(8)
	1,444	958	1,165
Income tax expense	$5,308	$4,959	$3,873

Our income tax expense differs from the federal statutory amount because of the effect of the items detailed in the table below.

Year ended December 31 (in millions)	2016	2015	2014
Federal tax at statutory rate	$5,024	$4,680	$4,363
State income taxes, net of federal benefit	373	326	329
Foreign income taxes, net of federal credit	65	13	—
Nontaxable income attributable to noncontrolling interests	(128)	(69)	(62)
Adjustments to uncertain and effectively settled tax positions, net	24	15	(408)
Accrued interest on uncertain and effectively settled tax positions, net	17	73	(235)
Other	(67)	(79)	(114)
Income tax expense	$5,308	$4,959	$3,873

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

Comcast 2016 Annual Report on Form 10-K	104

Comcast Corporation

From time to time, we engage in transactions in which the tax consequences may be subject to uncertainty. In these cases, we evaluate our tax position using the recognition threshold and the measurement attribute in accordance with the accounting guidance related to uncertain tax positions. Examples of these transactions include business acquisitions and dispositions, including consideration paid or received in connection with these transactions, certain financing transactions, and the allocation of income among state and local tax jurisdictions. Significant judgment is required in assessing and estimating the tax consequences of these transactions. We determine whether it is more likely than not that a tax position will be sustained on examination, including the resolution of any related appeals or litigation processes, based on the technical merits of the position. A tax position that meets the more-likely-than-not recognition threshold is measured to determine the amount of benefit to be recognized in our consolidated financial statements. We classify interest and penalties, if any, associated with our uncertain tax positions as a component of income tax expense.

NBCUniversal

For U.S. federal income tax purposes, NBCUniversal Holdings is treated as a partnership and NBCUniversal is disregarded as an entity separate from NBCUniversal Holdings. Accordingly, for U.S. federal and state income tax purposes, the income of NBCUniversal Holdings and NBCUniversal is included in tax returns filed by us and our subsidiaries. Therefore, neither NBCUniversal Holdings nor NBCUniversal and its subsidiaries incur any material current or deferred domestic income taxes.

We are indemnified by GE for any income tax liability attributable to the NBCUniversal contributed businesses for periods prior to the close of the NBCUniversal transaction in January 2011 and also for any income tax liability attributable to NBCUniversal Enterprise for periods prior to the date of the NBCUniversal redemption transaction in March 2013. We have indemnified GE for any income tax liability attributable to the businesses we contributed to NBCUniversal for periods prior to the close of the NBCUniversal transaction.

Current and deferred foreign income taxes are incurred by NBCUniversal’s foreign subsidiaries. In 2016, 2015 and 2014, NBCUniversal had foreign income before taxes of $871 million, $704 million and $385 million, respectively, on which foreign income tax expense was recorded. We recorded U.S. income tax expense on our allocable share of our subsidiaries’ income before domestic and foreign taxes, which was reduced by a U.S. tax credit equal to our allocable share of our subsidiaries’ foreign income tax expense.

Components of Net Deferred Tax Liability

December 31 (in millions)	2016	2015
Deferred Tax Assets:
Net operating loss carryforwards	$544	$551
Differences between book and tax basis of investments	—	101
Nondeductible accruals and other	3,789	3,704
Less: Valuation allowance	266	342
	4,067	4,014
Deferred Tax Liabilities:
Differences between book and tax basis of property and equipment and intangible assets	37,401	36,392
Differences between book and tax basis of investments	144	—
Differences between book and tax basis of indexed debt securities	375	457
Differences between book and tax basis of foreign subsidiaries and undistributed foreign earnings	960	731
	38,880	37,580
Net deferred tax liability	$34,813	$33,566

105	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Changes in our net deferred tax liability in 2016 that were not recorded as deferred income tax expense are primarily related to an increase of $158 million associated with items included in other comprehensive income (loss), a decrease of $226 million related to acquisitions and a decrease of $129 million associated with our purchase of a noncontrolling interest. Our net deferred tax liability includes $23 billion related to cable franchise rights that will remain unchanged unless we recognize an impairment or dispose of a cable franchise or there is a change in the tax law.

As of December 31, 2016, we had federal net operating loss carryforwards of $598 million, including losses of DreamWorks Animation, and various state net operating loss carryforwards that expire in periods through 2036. As of December 31, 2016, we also had foreign net operating loss carryforwards of $431 million that are related to the foreign operations of NBCUniversal, the majority of which expire in periods through 2026. The determination of the realization of the state and foreign net operating loss carryforwards is dependent on our subsidiaries’ taxable income or loss, apportionment percentages, redetermination from taxing authorities, and state and foreign laws that can change from year to year and impact the amount of such carryforwards. We recognize a valuation allowance if we determine it is more likely than not that some portion, or all, of a deferred tax asset will not be realized. As of December 31, 2016 and 2015, our valuation allowance was primarily related to state and foreign net operating loss carryforwards.

Uncertain Tax Positions

Our uncertain tax positions as of December 31, 2016 totaled $1.1 billion, which exclude the federal benefits on state tax positions that were recorded as deferred income taxes. Included in our uncertain tax positions was $181 million related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE. If we were to recognize the tax benefit for our uncertain tax positions in the future, $600 million would impact our effective tax rate and the remaining amount would increase our deferred income tax liability. The amount and timing of the recognition of any such tax benefit is dependent on the completion of examinations of our tax filings by the various tax authorities and the expiration of statutes of limitations. In 2014, we reduced our accruals for uncertain tax positions and the related accrued interest on these tax positions and, as a result, our income tax expense decreased by $759 million. It is reasonably possible that certain tax contests could be resolved within the next 12 months that may result in a decrease in our effective tax rate.

Reconciliation of Unrecognized Tax Benefits

(in millions)	2016	2015	2014
Balance, January 1	$1,136	$1,171	$1,701
Additions based on tax positions related to the current year	74	67	63
Additions based on tax positions related to prior years	67	98	111
Additions from acquired subsidiaries	13	—	—
Reductions for tax positions of prior years	(62)	(84)	(220)
Reductions due to expiration of statutes of limitations	(44)	(41)	(448)
Settlements with tax authorities	(81)	(75)	(36)
Balance, December 31	$1,103	$1,136	$1,171

As of December 31, 2016 and 2015, our accrued interest associated with uncertain tax positions was $483 million and $510 million, respectively. As of December 31, 2016 and 2015, $39 million and $49 million, respectively, of these amounts were related to tax positions of NBCUniversal and NBCUniversal Enterprise for which we have been indemnified by GE.

During 2016, the IRS completed its examination of our income tax returns for the year 2014. Various states are examining our tax returns, with most of the periods relating to tax years 2000 and forward. The tax years of our state tax returns currently under examination vary by state.

Comcast 2016 Annual Report on Form 10-K	106

Comcast Corporation

Note 15: Supplemental Financial Information

Receivables

December 31 (in millions)	2016	2015
Receivables, gross	$8,622	$7,595
Less: Allowance for returns and customer incentives	417	473
Less: Allowance for doubtful accounts	250	226
Receivables, net	$7,955	$6,896

In addition to the amounts in the table above, as of December 31, 2016 and 2015, noncurrent receivables of $939 million and $721 million, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2016	2015	2014
Interest	$2,565	$2,443	$2,389
Income taxes	$3,693	$3,726	$3,668

Noncash Investing and Financing Activities

During 2016:

•	we acquired $1.3 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $653 million for a quarterly cash dividend of $0.275 per common share paid in January 2017

•	we recorded a liability for capital contributions for an investment that were accrued in December and paid in January 2017 (see Note 7 for additional information)

During 2015:

•	we acquired $1.1 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $612 million for a quarterly cash dividend of $0.25 per common share paid in January 2016

•	we assumed liabilities related to the Universal Studios Japan transaction (see Note 5 for additional information)

•	we used $517 million of equity securities to settle a portion of our obligations under prepaid forward sale agreements

During 2014:

•	we acquired $797 million of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $572 million for a quarterly cash dividend of $0.225 per common share paid in January 2015

•	we used $3.2 billion of equity securities to settle a portion of our obligations under prepaid forward sale agreements

107	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Note 16: Commitments and Contingencies

Commitments

NBCUniversal enters into long-term commitments with third parties in the ordinary course of its business, including commitments to acquire film and television programming, obligations under various creative talent agreements, and various other television-related commitments. Many of NBCUniversal’s employees, including writers, directors, actors, technical and production personnel, and others, as well as some of its on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2016, the total number of NBCUniversal full-time, part-time and hourly employees on its payroll covered by collective bargaining agreements was 8,500 full-time equivalent employees. Approximately 15% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2017.

We, through Comcast Spectacor, have employment agreements with both players and coaches of the Philadelphia Flyers. Certain of these employment agreements, which provide for payments that are guaranteed regardless of employee injury or termination, are covered by disability insurance if certain conditions are met.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space, equipment and transponder service agreements under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. broadcast rights to the Olympic Games through 2032, Sunday Night Football through the 2022-23 season, Thursday Night Football through the 2017-18 season, certain NASCAR events through 2024 and other programming commitments, as well as various contracts with creative talent.

As of December 31, 2016 (in millions)	Programming and Talent Commitments	Operating Leases
2017	$5,222	$517
2018	$4,879	$485
2019	$3,503	$433
2020	$4,587	$378
2021	$3,177	$321
Thereafter	$20,847	$1,873

The table below presents our rental expense charged to operations.

Year ended December 31 (in millions)	2016	2015	2014
Rental expense	$744	$608	$580

Contractual Obligation

We are party to a contractual obligation that involves an interest held by a third party in the revenue of certain theme parks. The arrangement provides the counterparty with the right to periodic payments associated with current period revenue and, beginning in June 2017, the option to require NBCUniversal to purchase the interest for cash in an amount based on a contractual formula. The contractual formula is based on an average of specified historical theme park revenue at the time of exercise, which amount could be significantly higher than our carrying value. As of December 31, 2016, our carrying value was $1.1 billion, and if the option had been exercisable as of December 31, 2016, the estimated value of the contractual obligation would have been approximately $1.4 billion, based on inputs to the contractual formula as of that date.

Contingent Consideration

In June 2015, we settled a contingent consideration liability related to the acquisition of NBCUniversal, which was based upon future net tax benefits realized by us that would affect future payments to GE, for a payment

Comcast 2016 Annual Report on Form 10-K	108

Comcast Corporation

of $450 million, which is included as a financing activity in our consolidated statement of cash flows. The settlement resulted in a gain of $240 million, which was recorded to other income (expense), net in our consolidated statement of income.

Redeemable Subsidiary Preferred Stock

NBCUniversal Enterprise is a holding company that we control and consolidate whose principal assets are its interests in NBCUniversal Holdings. The NBCUniversal Enterprise preferred stock pays dividends at a fixed rate of 5.25% per annum. The holders have the right to cause NBCUniversal Enterprise to redeem their shares at a price equal to the liquidation preference plus accrued but unpaid dividends for a 30 day period beginning on March 19, 2020 and thereafter on every third anniversary of such date (each such date, a “put date”). Shares of preferred stock can be called for redemption by NBCUniversal Enterprise at a price equal to the liquidation preference plus accrued but unpaid dividends one year following the put date applicable to such shares. Because certain of these redemption provisions are outside of our control, the NBCUniversal Enterprise preferred stock is presented outside of equity under the caption “redeemable noncontrolling interests and redeemable subsidiary preferred stock” in our consolidated balance sheet. Its initial value was based on the liquidation preference of the preferred stock and is adjusted for accrued but unpaid dividends. As of December 31, 2016 and 2015, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $741 million and $758 million, respectively. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.

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

109	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Note 17: Financial Data by Business Segment

We present our operations in one reportable business segment for Cable Communications and four reportable business segments for NBCUniversal. The Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks segments comprise the NBCUniversal businesses and are collectively referred to as the NBCUniversal segments. Our financial data by reportable business segment is presented in the tables below. We do not present a measure of total assets for our reportable business segments as this information is not used by management to allocate resources and capital.

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
2016
Cable Communications(a)(b)	$50,048	$20,109	$7,670	$12,439	$7,596	$1,377
NBCUniversal
Cable Networks(c)	10,464	3,709	745	2,964	32	20
Broadcast Television(c)	10,147	1,320	125	1,195	153	19
Filmed Entertainment	6,360	697	47	650	33	16
Theme Parks	4,946	2,190	512	1,678	922	72
Headquarters and Other(d)	20	(699)	376	(1,075)	312	156
Eliminations(e)	(344)	10	—	10	—	—
NBCUniversal	31,593	7,227	1,805	5,422	1,452	283
Corporate and Other(b)	750	(874)	83	(957)	87	26
Eliminations(e)	(1,988)	(45)	—	(45)	—	—
Comcast Consolidated	$80,403	$26,417	$9,558	$16,859	$9,135	$1,686

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
2015
Cable Communications(a)(b)	$46,928	$19,037	$7,051	$11,986	$7,040	$1,151
NBCUniversal
Cable Networks	9,628	3,499	784	2,715	44	22
Broadcast Television(c)	8,530	780	111	669	117	17
Filmed Entertainment	7,287	1,234	26	1,208	14	20
Theme Parks	3,339	1,464	292	1,172	833	54
Headquarters and Other(d)	14	(625)	326	(951)	378	98
Eliminations(e)	(336)	—	—	—	—	—
NBCUniversal	28,462	6,352	1,539	4,813	1,386	211
Corporate and Other(b)	713	(815)	90	(905)	73	8
Eliminations(e)	(1,593)	104	—	104	—	—
Comcast Consolidated	$74,510	$24,678	$8,680	$15,998	$8,499	$1,370

Comcast 2016 Annual Report on Form 10-K	110

Comcast Corporation

(in millions)	Revenue(f)	Operating Income (Loss) Before Depreciation and Amortization(g)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
2014
Cable Communications(a)(b)	$44,165	$18,097	$6,436	$11,661	$6,156	$979
NBCUniversal
Cable Networks(c)	9,563	3,589	748	2,841	49	21
Broadcast Television(c)	8,542	734	127	607	76	12
Filmed Entertainment	5,008	711	21	690	11	7
Theme Parks	2,623	1,096	273	823	671	15
Headquarters and Other(d)	13	(613)	326	(939)	414	75
Eliminations(e)	(321)	(1)	—	(1)	—	—
NBCUniversal	25,428	5,516	1,495	4,021	1,221	130
Corporate and Other(b)	683	(763)	88	(851)	43	13
Eliminations(e)	(1,501)	73	—	73	—	—
Comcast Consolidated	$68,775	$22,923	$8,019	$14,904	$7,420	$1,122

(a)	For the years ended December 31, 2016, 2015 and 2014, Cable Communications segment revenue was derived from the following sources:

	2016	2015	2014
Residential:
Video	44.7%	45.9%	47.1%
High-speed Internet	27.0%	26.6%	25.6%
Voice	7.1%	7.7%	8.3%
Business services	11.0%	10.1%	9.0%
Advertising	5.0%	4.9%	5.4%
Other	5.2%	4.8%	4.6%
Total	100%	100%	100%

Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each service based on the individual service’s price on a stand-alone basis.

For each of 2016, 2015 and 2014, 2.8% of Cable Communications revenue was derived from franchise and other regulatory fees.

(b)

Beginning in 2016, certain operations and businesses, including several strategic business initiatives, that were previously presented in Corporate and Other are now presented in our Cable Communications segment to reflect a change in our management reporting presentation. For segment reporting purposes, we have adjusted all periods presented to reflect this change.

(c)

The revenue and operating costs and expenses associated with our broadcast of the 2016 Rio Olympics and 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

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

(f)

Revenue from customers located outside of the United States, primarily in Europe and Asia, in 2016, 2015 and 2014 was $6.5 billion, $5.8 billion and $4.4 billion, respectively. No single customer accounted for a significant amount of revenue in any period.

(g)

We use operating income (loss) before depreciation and amortization, excluding impairment charges related to fixed and intangible assets and gains or losses from the sale of assets, if any, as the measure of profit or loss for our operating segments. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our busi-

111	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

nesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital structure or investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP.

Note 18: Quarterly Financial Information (Unaudited)

(in millions, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter	Total Year
2016
Revenue	$18,790	$19,269	$21,319	$21,025	$80,403
Operating income	$4,089	$4,066	$4,440	$4,264	$16,859
Net income attributable to Comcast Corporation(a)	$2,134	$2,028	$2,237	$2,296	$8,695
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.88	$0.84	$0.93	$0.96	$3.61
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.87	$0.83	$0.92	$0.95	$3.57
Dividends declared per common share	$0.275	$0.275	$0.275	$0.275	$1.10
2015
Revenue	$17,853	$18,743	$18,669	$19,245	$74,510
Operating income	$3,890	$4,105	$4,001	$4,002	$15,998
Net income attributable to Comcast Corporation	$2,059	$2,137	$1,996	$1,971	$8,163
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.82	$0.85	$0.81	$0.80	$3.28
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.81	$0.84	$0.80	$0.79	$3.24
Dividends declared per common share	$0.25	$0.25	$0.25	$0.25	$1.00

(a)

In the fourth quarter of 2016, net income attributable to Comcast Corporation included $225 million, $143 million net of tax, recognized in connection with the settlement of amounts owed to us under an agency agreement that had provided for, among other things, Verizon Wireless’ sale of our cable services.

Note 19: Condensed Consolidating Financial Information

Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”) and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the Comcast revolving credit facility. The principal amount of debt securities within the guarantee structure total $52.9 billion, of which $12.3 billion will mature within the next five years.

Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $3.3 billion principal amount of senior notes, revolving credit facility and commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, revolving credit facility or commercial paper program.

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

Comcast 2016 Annual Report on Form 10-K	112

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2016 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$482	$2,819	$—	$3,301
Receivables, net	—	—	—	—	7,955	—	7,955
Programming rights	—	—	—	—	1,250	—	1,250
Deposits	—	—	—	—	1,772	—	1,772
Other current assets	151	—	—	36	1,896	—	2,083
Total current assets	151	—	—	518	15,692	—	16,361
Film and television costs	—	—	—	—	7,252	—	7,252
Investments	75	—	—	651	4,521	—	5,247
Investments in and amounts due from subsidiaries eliminated upon consolidation	98,350	120,071	117,696	47,393	97,704	(481,214)	—
Property and equipment, net	298	—	—	—	35,955	—	36,253
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	35,980	—	35,980
Other intangible assets, net	13	—	—	—	17,261	—	17,274
Other noncurrent assets, net	1,138	638	—	89	1,921	(1,017)	2,769
Total assets	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$23	$—	$—	$—	$6,892	$—	$6,915
Accrued participations and residuals	—	—	—	—	1,726	—	1,726
Accrued expenses and other current liabilities	1,726	—	341	302	5,045	—	7,414
Current portion of long-term debt	3,739	—	550	4	1,187	—	5,480
Total current liabilities	5,488	—	891	306	14,850	—	21,535
Long-term debt, less current portion	38,123	141	2,100	8,208	6,994	—	55,566
Deferred income taxes	—	542	—	70	35,259	(1,017)	34,854
Other noncurrent liabilities	2,471	—	—	1,166	7,288	—	10,925
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,446	—	1,446
Equity:
Common stock	28	—	—	—	—	—	28
Other shareholders’ equity	53,915	120,026	114,705	38,901	207,582	(481,214)	53,915
Total Comcast Corporation shareholders’ equity	53,943	120,026	114,705	38,901	207,582	(481,214)	53,943
Noncontrolling interests	—	—	—	—	2,231	—	2,231
Total equity	53,943	120,026	114,705	38,901	209,813	(481,214)	56,174
Total liabilities and equity	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500

113	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Balance Sheet

December 31, 2015 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$414	$1,881	$—	$2,295
Receivables, net	—	—	—	—	6,896	—	6,896
Programming rights	—	—	—	—	1,213	—	1,213
Deposits	—	—	—	—	21	—	21
Other current assets	69	—	—	17	1,792	—	1,878
Total current assets	69	—	—	431	11,803	—	12,303
Film and television costs	—	—	—	—	5,855	—	5,855
Investments	33	—	—	430	2,761	—	3,224
Investments in and amounts due from subsidiaries eliminated upon consolidation	87,142	111,241	119,354	42,441	109,598	(469,776)	—
Property and equipment, net	210	—	—	—	33,455	—	33,665
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	32,945	—	32,945
Other intangible assets, net	12	—	—	—	16,934	—	16,946
Other noncurrent assets, net	1,301	147	—	78	2,114	(1,368)	2,272
Total assets	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$16	$—	$—	$—	$6,199	$—	$6,215
Accrued participations and residuals	—	—	—	—	1,572	—	1,572
Accrued expenses and other current liabilities	1,789	335	290	389	3,961	—	6,764
Current portion of long-term debt	1,149	—	—	1,005	1,473	—	3,627
Total current liabilities	2,954	335	290	1,394	13,205	—	18,178
Long-term debt, less current portion	31,106	130	2,650	8,211	6,897	—	48,994
Deferred income taxes	—	624	—	66	34,098	(1,222)	33,566
Other noncurrent liabilities	2,438	—	—	1,087	7,258	(146)	10,637
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,221	—	1,221
Equity:
Common stock	29	—	—	—	—	—	29
Other shareholders’ equity	52,240	110,299	116,414	32,622	210,441	(469,776)	52,240
Total Comcast Corporation shareholders’ equity	52,269	110,299	116,414	32,622	210,441	(469,776)	52,269
Noncontrolling interests	—	—	—	—	1,709	—	1,709
Total equity	52,269	110,299	116,414	32,622	212,150	(469,776)	53,978
Total liabilities and equity	$88,767	$111,388	$119,354	$43,380	$274,829	$(471,144)	$166,574

Comcast 2016 Annual Report on Form 10-K	114

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2016 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$80,403	$—	$80,403
Management fee revenue	1,067	—	1,049	—	—	(2,116)	—
	1,067	—	1,049	—	80,403	(2,116)	80,403
Costs and Expenses:
Programming and production	—	—	—	—	24,463	—	24,463
Other operating and administrative	813	—	1,049	932	22,731	(2,116)	23,409
Advertising, marketing and promotion	—	—	—	—	6,114	—	6,114
Depreciation	28	—	—	—	7,436	—	7,464
Amortization	6	—	—	—	2,088	—	2,094
	847	—	1,049	932	62,832	(2,116)	63,544
Operating income (loss)	220	—	—	(932)	17,571	—	16,859
Other Income (Expense):
Interest expense	(1,941)	(12)	(239)	(456)	(294)	—	(2,942)
Investment income (loss), net	7	(5)	—	(25)	236	—	213
Equity in net income (losses) of investees, net	9,809	9,286	8,679	5,545	4,131	(37,554)	(104)
Other income (expense), net	—	—	—	116	211	—	327
	7,875	9,269	8,440	5,180	4,284	(37,554)	(2,506)
Income (loss) before income taxes	8,095	9,269	8,440	4,248	21,855	(37,554)	14,353
Income tax (expense) benefit	600	6	84	(13)	(5,985)	—	(5,308)
Net income (loss)	8,695	9,275	8,524	4,235	15,870	(37,554)	9,045
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(350)	—	(350)
Net income (loss) attributable to Comcast Corporation	$8,695	$9,275	$8,524	$4,235	$15,520	$(37,554)	$8,695
Comprehensive income (loss) attributable to Comcast Corporation	$8,967	$9,317	$8,530	$4,312	$15,610	$(37,769)	$8,967

115	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2015 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$74,510	$—	$74,510
Management fee revenue	1,005	—	977	—	—	(1,982)	—
	1,005	—	977	—	74,510	(1,982)	74,510
Costs and Expenses:
Programming and production	—	—	—	—	22,550	—	22,550
Other operating and administrative	760	—	977	922	20,642	(1,982)	21,319
Advertising, marketing and promotion	—	—	—	—	5,963	—	5,963
Depreciation	31	—	—	—	6,750	—	6,781
Amortization	6	—	—	—	1,893	—	1,899
	797	—	977	922	57,798	(1,982)	58,512
Operating income (loss)	208	—	—	(922)	16,712	—	15,998
Other Income (Expense):
Interest expense	(1,744)	(12)	(270)	(462)	(214)	—	(2,702)
Investment income (loss), net	6	(1)	—	(19)	95	—	81
Equity in net income (losses) of investees, net	9,159	8,651	8,040	4,852	3,089	(34,116)	(325)
Other income (expense), net	(3)	—	—	(31)	354	—	320
	7,418	8,638	7,770	4,340	3,324	(34,116)	(2,626)
Income (loss) before income taxes	7,626	8,638	7,770	3,418	20,036	(34,116)	13,372
Income tax (expense) benefit	537	4	94	(4)	(5,590)	—	(4,959)
Net income (loss)	8,163	8,642	7,864	3,414	14,446	(34,116)	8,413
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(250)	—	(250)
Net income (loss) attributable to Comcast Corporation	$8,163	$8,642	$7,864	$3,414	$14,196	$(34,116)	$8,163
Comprehensive income (loss) attributable to Comcast Corporation	$8,135	$8,625	$7,864	$3,361	$14,192	$(34,042)	$8,135

Comcast 2016 Annual Report on Form 10-K	116

Comcast Corporation

Condensed Consolidating Statement of Income

For the Year Ended December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$68,775	$—	$68,775
Management fee revenue	947	—	921	—	—	(1,868)	—
	947	—	921	—	68,775	(1,868)	68,775
Costs and Expenses:
Programming and production	—	—	—	—	20,912	—	20,912
Other operating and administrative	751	—	921	908	19,127	(1,868)	19,839
Advertising, marketing and promotion	—	—	—	—	5,101	—	5,101
Depreciation	34	—	—	—	6,303	—	6,337
Amortization	6	—	—	—	1,676	—	1,682
	791	—	921	908	53,119	(1,868)	53,871
Operating income (loss)	156	—	—	(908)	15,656	—	14,904
Other Income (Expense):
Interest expense	(1,621)	(11)	(294)	(479)	(212)	—	(2,617)
Investment income (loss), net	3	12	—	(7)	288	—	296
Equity in net income (losses) of investees, net	9,330	8,843	8,350	4,523	3,212	(34,161)	97
Other income (expense), net	—	—	—	(4)	(211)	—	(215)
	7,712	8,844	8,056	4,033	3,077	(34,161)	(2,439)
Income (loss) before income taxes	7,868	8,844	8,056	3,125	18,733	(34,161)	12,465
Income tax (expense) benefit	512	—	103	(10)	(4,478)	—	(3,873)
Net income (loss)	8,380	8,844	8,159	3,115	14,255	(34,161)	8,592
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(212)	—	(212)
Net income (loss) attributable to Comcast Corporation	$8,380	$8,844	$8,159	$3,115	$14,043	$(34,161)	$8,380
Comprehensive income (loss) attributable to Comcast Corporation	$8,178	$8,807	$8,163	$2,972	$13,980	$(33,922)	$8,178

117	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2016 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(1,332)	$(189)	$(100)	$(1,453)	$22,314	$—	$19,240
Investing Activities:
Net transactions with affiliates	(860)	189	100	2,642	(2,071)	—	—
Capital expenditures	(13)	—	—	—	(9,122)	—	(9,135)
Cash paid for intangible assets	(9)	—	—	—	(1,677)	—	(1,686)
Acquisitions and construction of real estate properties	(35)	—	—	—	(393)	—	(428)
Acquisitions, net of cash acquired	—	—	—	—	(3,929)	—	(3,929)
Proceeds from sales of businesses and investments	—	—	—	104	114	—	218
Purchases of investments	(40)	—	—	(210)	(1,447)	—	(1,697)
Deposits	—	—	—	—	(1,749)	—	(1,749)
Other	(108)	—	—	(35)	164	—	21
Net cash provided by (used in) investing activities	(1,065)	189	100	2,501	(20,110)	—	(18,385)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	1,339	—	—	—	451	—	1,790
Proceeds from borrowings	9,231	—	—	—	—	—	9,231
Repurchases and repayments of debt	(750)	—	—	(1,005)	(1,297)	—	(3,052)
Repurchases and retirements of common stock	(5,000)	—	—	—	—	—	(5,000)
Dividends paid	(2,601)	—	—	—	—	—	(2,601)
Issuances of common stock	23	—	—	—	—	—	23
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(253)	—	(253)
Other	155	—	—	25	(167)	—	13
Net cash provided by (used in) financing activities	2,397	—	—	(980)	(1,266)	—	151
Increase (decrease) in cash and cash equivalents	—	—	—	68	938	—	1,006
Cash and cash equivalents, beginning of year	—	—	—	414	1,881	—	2,295
Cash and cash equivalents, end of year	$—	$—	$—	$482	$2,819	$—	$3,301

Comcast 2016 Annual Report on Form 10-K	118

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2015 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(792)	$48	$(167)	$(1,398)	$21,087	$—	$18,778
Investing Activities:
Net transactions with affiliates	6,559	(48)	840	2,839	(10,190)	—	—
Capital expenditures	(27)	—	—	—	(8,472)	—	(8,499)
Cash paid for intangible assets	(6)	—	—	—	(1,364)	—	(1,370)
Acquisitions and construction of real estate properties	—	—	—	—	(178)	—	(178)
Acquisitions, net of cash acquired	—	—	—	—	(1,786)	—	(1,786)
Proceeds from sales of businesses and investments	—	—	—	4	429	—	433
Purchases of investments	(7)	—	—	(407)	(370)	—	(784)
Deposits	—	—	—	—	(18)	—	(18)
Other	7	—	—	(5)	236	—	238
Net cash provided by (used in) investing activities	6,526	(48)	840	2,431	(21,713)	—	(11,964)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	400	—	—	—	(265)	—	135
Proceeds from borrowings	5,486	—	—	—	—	—	5,486
Repurchases and repayments of debt	(2,650)	—	(673)	(1,004)	(51)	—	(4,378)
Repurchases and retirements of common stock	(6,750)	—	—	—	—	—	(6,750)
Dividends paid	(2,437)	—	—	—	—	—	(2,437)
Issuances of common stock	36	—	—	—	—	—	36
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(232)	—	(232)
Other	181	—	—	—	(470)	—	(289)
Net cash provided by (used in) financing activities	(5,734)	—	(673)	(1,004)	(1,018)	—	(8,429)
Increase (decrease) in cash and cash equivalents	—	—	—	29	(1,644)	—	(1,615)
Cash and cash equivalents, beginning of year	—	—	—	385	3,525	—	3,910
Cash and cash equivalents, end of year	$—	$—	$—	$414	$1,881	$—	$2,295

119	Comcast 2016 Annual Report on Form 10-K

Comcast Corporation

Condensed Consolidating Statement of Cash Flows

For the Year Ended December 31, 2014 (in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(354)	$9	$(139)	$(1,299)	$18,728	$—	$16,945
Investing Activities:
Net transactions with affiliates	4,784	(9)	139	2,247	(7,161)	—	—
Capital expenditures	(3)	—	—	—	(7,417)	—	(7,420)
Cash paid for intangible assets	(6)	—	—	—	(1,116)	—	(1,122)
Acquisitions and construction of real estate properties	—	—	—	—	(43)	—	(43)
Acquisitions, net of cash acquired	—	—	—	—	(477)	—	(477)
Proceeds from sales of businesses and investments	—	—	—	8	658	—	666
Purchases of investments	(19)	—	—	(10)	(162)	—	(191)
Deposits	—	—	—	—	—	—	—
Other	—	—	—	5	(151)	—	(146)
Net cash provided by (used in) investing activities	4,756	(9)	139	2,250	(15,869)	—	(8,733)
Financing Activities:
Proceeds from (repayments of) short-term borrowings, net	(1,350)	—	—	—	846	—	(504)
Proceeds from borrowings	4,180	—	—	—	2	—	4,182
Repurchases and repayments of debt	(1,000)	—	—	(902)	(1,273)	—	(3,175)
Repurchases and retirements of common stock	(4,251)	—	—	—	—	—	(4,251)
Dividends paid	(2,254)	—	—	—	—	—	(2,254)
Issuances of common stock	35	—	—	—	—	—	35
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(220)	—	(220)
Other	238	—	—	—	(71)	—	167
Net cash provided by (used in) financing activities	(4,402)	—	—	(902)	(716)	—	(6,020)
Increase (decrease) in cash and cash equivalents	—	—	—	49	2,143	—	2,192
Cash and cash equivalents, beginning of year	—	—	—	336	1,382	—	1,718
Cash and cash equivalents, end of year	$—	$—	$—	$385	$3,525	$—	$3,910

Comcast 2016 Annual Report on Form 10-K	120

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

Refer to Management’s Report on Comcast’s Internal Control Over Financial Reporting on page 73.

Attestation report of the registered public accounting firm

Refer to Report of Independent Registered Public Accounting Firm on page 74.

Changes in internal control over financial reporting

As a result of our acquisition of DreamWorks Animation on August 22, 2016, our internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to DreamWorks Animation. Except as described above, there were no changes in Comcast’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, Comcast’s internal control over financial reporting.

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

Our internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets

121	Comcast 2016 Annual Report on Form 10-K

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

Our management conducted an evaluation of the effectiveness of the system of internal control over financial reporting based on the framework in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our management concluded that NBCUniversal’s system of internal control over financial reporting was effective as of December 31, 2016. Our assessment of the effectiveness of internal control over financial reporting as of December 31, 2016 did not include the internal controls of DreamWorks Animation, which we acquired on August 22, 2016, as permitted by Securities and Exchange Commission guidelines that allow companies to exclude certain acquisitions from their assessment of internal control over financial reporting during the first year of an acquisition. The total assets and total revenues of DreamWorks Animation represented approximately 6% of NBCUniversal’s total assets as of December 31, 2016, and approximately 1% of its total revenues for the year ended December 31, 2016.

Changes in internal control over financial reporting

As a result of our acquisition of DreamWorks Animation on August 22, 2016, NBCUniversal’s internal control over financial reporting, subsequent to the date of acquisition, includes certain additional internal controls relating to DreamWorks Animation. Except as described above, there were no changes in NBCUniversal’s internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Exchange Act Rules 13a-15 or 15d-15 that occurred during our last fiscal quarter that have materially affected, or are reasonably likely to materially affect, NBCUniversal’s internal control over financial reporting.

Item 9B: Other Information

Iran Threat Reduction and Syria Human Rights Act Disclosure

Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the year ended December 31, 2016 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks Animation prior to our August 2016 DreamWorks Animation acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks Animation conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.

Comcast 2016 Annual Report on Form 10-K	122

Part III

Item 10: Directors, Executive Officers and Corporate Governance

Comcast

Except for the information regarding executive officers required by Item 401 of Regulation S-K, we incorporate the information required by this item by reference to our definitive proxy statement for our annual meeting of shareholders presently scheduled to be held in June 2017. We refer to this proxy statement as the 2017 Proxy Statement.

The term of office of each of our executive officers continues until his successor is selected and qualified or until his earlier death, resignation or removal. The following table sets forth information concerning our executive officers, including their ages, positions and tenure, as of the date of this Annual Report on Form 10-K.

Name	Age	Officer Since	Position with Comcast
Brian L. Roberts	57	1986	Chairman and Chief Executive Officer; President
Michael J. Cavanagh	51	2015	Senior Executive Vice President; Chief Financial Officer
Stephen B. Burke	58	1998	Senior Executive Vice President; President and Chief Executive Officer, NBCUniversal Holdings and NBCUniversal
David L. Cohen	61	2002	Senior Executive Vice President
Neil Smit	58	2011	Senior Executive Vice President; President and Chief Executive Officer, Comcast Cable
Arthur R. Block	62	1993	Executive Vice President; General Counsel; Secretary
Lawrence J. Salva	60	2000	Executive Vice President; Chief Accounting Officer

Brian L. Roberts has served as a director and as our President, Chief Executive Officer and Chairman of the Board for more than five years. As of December 31, 2016, Mr. Roberts had sole voting power over approximately 33 1/3% of the combined voting power of our two classes of common stock. He is a son of our late founder, Mr. Ralph J. Roberts. Mr. Roberts is also a director of the National Cable and Telecommunications Association.

Michael J. Cavanagh has served as the Chief Financial Officer of Comcast Corporation since July 2015. Prior to joining our company, Mr. Cavanagh had been Co-President and Co-Chief Operating Officer for The Carlyle Group, a global investment firm, since 2014. Prior to that, Mr. Cavanagh was the Co-Chief Executive Officer of the Corporate & Investment Bank of JPMorgan Chase & Co. from 2012 until 2014; the Chief Executive Officer of JPMorgan Chase & Co.’s Treasury & Securities Services business from 2010 to 2012; and the Chief Financial Officer of JPMorgan Chase & Co. from 2004 to 2010. Mr. Cavanagh is also a director of Yum Brands, Incorporated.

Stephen B. Burke has served as a Senior Executive Vice President since March 2015 and previously had served as an Executive Vice President for more than five years. In January 2011, Mr. Burke became the President and Chief Executive Officer of NBCUniversal Holdings and NBCUniversal and resigned from his position as our Chief Operating Officer. Mr. Burke also had been the President of Comcast Cable until March 2010. Mr. Burke is also a director of JPMorgan Chase & Co. and Berkshire Hathaway, Incorporated.

David L. Cohen has served as a Senior Executive Vice President since March 2015 and previously had served as an Executive Vice President for more than five years. Mr. Cohen is also a director of the FS Global Credit Opportunities Funds, the FS Global Credit Opportunities Fund A and the FS Global Credit Opportunities Fund D.

123	Comcast 2016 Annual Report on Form 10-K

Neil Smit has served as a Senior Executive Vice President since March 2015 and previously had served as an Executive Vice President for more than five years. Mr. Smit has been the President of Comcast Cable since March 2010 and was appointed as Chief Executive Officer of Comcast Cable in November 2011. Before joining Comcast, Mr. Smit was the President and Chief Executive Officer and a director of Charter Communications, Inc., a cable company, since August 2005. Charter Communications filed a voluntary petition for reorganization under Chapter 11 of the U.S. Bankruptcy Code in March 2009 and emerged from Chapter 11 bankruptcy in November 2009. Mr. Smit is also the Chairman of the Board of Directors of the National Cable and Telecommunications Association and Chairman of CableLabs.

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

The table below sets forth certain information with respect to each of NBCUniversal’s executive officers as of December 31, 2016, each of whom has served as such since the close of the NBCUniversal transaction in January 2011, except for Michael J. Cavanagh, who has served since July 2015. The table also sets forth NBCUniversal Holdings’ directors as of December 31, 2016.

Name	Title
Brian L. Roberts	Principal Executive Officer
Michael J. Cavanagh	Principal Financial Officer; Director of NBCUniversal Holdings
Stephen B. Burke	Chief Executive Officer and President
David L. Cohen	Senior Executive Vice President; Director of NBCUniversal Holdings
Arthur R. Block	Executive Vice President; Director of NBCUniversal Holdings
Lawrence J. Salva	Executive Vice President

For the year ended December 31, 2016, NBCUniversal reimbursed Comcast $40 million for direct services provided by our executive officers.

Item 11: Executive Compensation

Comcast incorporates the information required by this item by reference to its 2017 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 12: Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Comcast incorporates the information required by this item by reference to its 2017 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Comcast 2016 Annual Report on Form 10-K	124

Item 13: Certain Relationships and Related Transactions, and Director Independence

Comcast incorporates the information required by this item by reference to its 2017 Proxy Statement.

This information is omitted for NBCUniversal pursuant to General Instruction I(2)(c) to Form 10-K.

Item 14: Principal Accountant Fees and Services

Comcast incorporates the information required by this item by reference to its 2017 Proxy Statement.

NBCUniversal

The Audit Committee of Comcast’s Board of Directors appointed Deloitte & Touche LLP as NBCUniversal’s independent registered public accounting firm for the years ended December 31, 2016 and 2015. Set forth below are the fees paid or accrued for the services of Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu and their respective affiliates in 2016 and 2015.

(in millions)	2016	2015
Audit fees	$11.0	$10.6
Audit-related fees	1.0	0.8
Tax fees	0.2	0.1
All other fees	—	0.1
	$12.2	$11.6

Audit fees in 2016 and 2015 consisted of fees paid or accrued for services rendered to NBCUniversal and its subsidiaries for the audits of its annual financial statements, reviews of its quarterly financial statements and audit services provided in connection with other statutory or regulatory filings.

Audit-related fees in 2016 and 2015 consisted primarily of fees paid or accrued for audits associated with employee benefit plans and attestation services related to contractual and regulatory compliance.

Tax fees in 2016 and 2015 consisted of fees paid or accrued for domestic and foreign tax compliance services.

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

125	Comcast 2016 Annual Report on Form 10-K

Part IV

Item 15: Exhibits and Financial Statement Schedules

Comcast

(a) Comcast’s consolidated financial statements are filed as a part of this report on Form 10-K in Item 8, Financial Statements and Supplementary Data, and a list of Comcast’s consolidated financial statements are found on page 72 of this report. Schedule II, Valuation and Qualifying Accounts, is found on page 169 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

(b) Exhibits required to be filed by Item 601 of Regulation S-K (all of which are under Commission File No. 001-32871, except as otherwise noted):

3.1	Amended and Restated Articles of Incorporation of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Current Report on Form 8-K filed on December 15, 2015).

3.2	Amended and Restated By-Laws of Comcast Corporation (incorporated by reference to Exhibit 3.1 to Comcast’s Current Report on Form 8-K filed on January 27, 2017).

4.1	Specimen Class A Common Stock Certificate (incorporated by reference to Exhibit 4.1 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2002).

4.2

Indenture, dated January 7, 2003, between Comcast Corporation, the subsidiary guarantor party thereto, and The Bank of New York Mellon (f/k/a The Bank of New York), as trustee (incorporated by reference to Exhibit 4.4 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

4.3

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

4.5

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

4.6

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

4.7

Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.3 to Comcast’s Registration Statement on Form S-3 filed September 18, 2013).

Comcast 2016 Annual Report on Form 10-K	126

4.8

First Supplemental Indenture dated as of November 17, 2015, to the Senior Indenture dated September 18, 2013, among Comcast Corporation, the guarantors party thereto, and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.4 to Post Effective Amendment No. 2 to Comcast’s Registration Statement on Form S-3 filed November 23, 2015).

4.9

Indenture, dated as of April 30, 2010, between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee (incorporated by reference to Exhibit 4.1 to the Registration Statement on Form S-4 of NBCUniversal Media, LLC (Commission File No. 333-174175) filed on May 13, 2011).

4.10

First Supplemental Indenture, dated March 27, 2013, to the Indenture between NBCUniversal Media, LLC (f/k/a NBC Universal, Inc.) and The Bank of New York Mellon, as trustee, dated April 30, 2010 (incorporated by reference to Exhibit 4.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013).

4.11

Second Supplemental Indenture, dated October 1, 2015, to the Indenture dated April 30, 2010 between NBC Universal, Inc. (n/k/a NBCUniversal Media, LLC) and The Bank of New York Mellon, as trustee, as supplemented by a First Supplemental Indenture dated March 27, 2013 (incorporated by reference to Exhibit 4.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

4.12

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

10.2

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

10.5*	Comcast Corporation 2003 Stock Option Plan, as amended and restated December 5, 2016.

10.6*

Comcast Corporation 2002 Deferred Compensation Plan, as amended and restated effective February 10, 2009 (incorporated by reference to Exhibit 10.5 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

127	Comcast 2016 Annual Report on Form 10-K

10.7*

Comcast Corporation 2005 Deferred Compensation Plan, as amended and restated effective May 20, 2015 (incorporated by reference to Exhibit 10.5 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.8*	Comcast Corporation 2002 Restricted Stock Plan, as amended and restated effective December 5, 2016.

10.9*

Comcast Corporation 2006 Cash Bonus Plan, as amended and restated effective February 18, 2015 (incorporated by reference to Exhibit 10.11 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.10*

Comcast Corporation Retirement-Investment Plan, as amended and restated effective January 1, 2016 (incorporated by reference to Exhibit 10.12 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.11*

Comcast Corporation 2002 Non-Employee Director Compensation Plan, as amended and restated effective May 14, 2013 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013).

10.12*

Comcast Corporation 2002 Employee Stock Purchase Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix C to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

10.13*

Comcast-NBCUniversal 2011 Employee Stock Purchase Plan, as amended and restated effective February 22, 2016 (incorporated by reference to Appendix D to our Definitive Proxy Statement on Schedule 14A filed on April 8, 2016).

10.14*

Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 1, 2005 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 5, 2005).

10.15*

Amendment to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of February 13, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on February 13, 2009).

10.16*

Amendment No. 2 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2009 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2009).

10.17*

Amendment No. 3 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2010 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 7, 2010).

10.18*

Amendment No. 4 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 31, 2010 (incorporated by reference to Exhibit 10.25 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2010).

10.19*

Amendment No. 5 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2011 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2011).

10.20*

Amendment No. 6 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 15, 2011 (incorporated by reference to Exhibit 10.21 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.21*

Amendment No. 7 to Employment Agreement between Comcast Corporation and Brian L. Roberts, effective as of June 30, 2012 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on September 14, 2012).

Comcast 2016 Annual Report on Form 10-K	128

10.22*

Amendment No. 8 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of December 14, 2012 (incorporated by reference to Exhibit 10.23 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.23*

Amendment No. 10 to Employment Agreement with Brian L. Roberts, effective as of June 30, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 24, 2013).

10.24*

Amendment No. 11 to Employment Agreement with Brian L. Roberts, effective as of December 18, 2013 (incorporated by reference to Exhibit 10.29 to Comcast’s Annual Report on Form 10-K filed on February 12, 2014).

10.25*	Amendment No. 12 to Employment Agreement with Brian L. Roberts, effective as of June 30, 2014 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2014).

10.26*

Amendment No. 13 to Employment Agreement with Brian L. Roberts, effective as of December 9, 2014 (incorporated by reference to Exhibit 10.30 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.27*	Amendment No. 14 to Employment Agreement with Brian L. Roberts, dated June 30, 2015 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 7, 2015).

10.28*

Amendment No. 15 to Employment Agreement with Brian L. Roberts, dated December 17, 2015 (incorporated by reference to Exhibit 10.31 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.29*	Amendment No. 16 to Employment Agreement with Brian L. Roberts, dated June 30, 2016 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 1, 2016).

10.30*	Amendment No. 17 to Employment Agreement with Brian L. Roberts, dated December 12, 2016.

10.31*

Employment Agreement between Comcast Corporation and Stephen B. Burke, dated as of December 16, 2009 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 22, 2009).

10.32*	Amendment No. 2 to Employment Agreement with Stephen B. Burke, dated as of August 16, 2013 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on August 16, 2013).

10.33*	Amendment No. 3 to Employment Agreement with Stephen B. Burke dated as of July 25, 2016 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on July 28, 2016).

10.34*

Employment Agreement between Comcast Corporation and David L. Cohen, dated as of October 23, 2015 (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.35*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of November 21, 2011 (incorporated by reference to Exhibit 10.37 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2011).

10.36*

Employment Agreement between Comcast Corporation and Neil Smit, dated as of December 22, 2014 (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on December 23, 2014).

129	Comcast 2016 Annual Report on Form 10-K

10.37*

Form of Amendment, dated as of December 16, 2008, to the Employment Agreements with Ralph J. Roberts and Brian L. Roberts (incorporated by reference to Exhibit 10.38 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.38*

Form of Amendment, dated as of December 14, 2012, to the Employment Agreements with Brian L. Roberts, Stephen B. Burke, Neil Smit and David L. Cohen (incorporated by reference to Exhibit 10.41 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2012).

10.39*	Employment Agreement dated May 10, 2015 between Comcast Corporation and Michael J. Cavanagh (incorporated by reference to Exhibit 99.1 to Comcast’s Current Report on Form 8-K filed on May 11, 2015).

10.40*

Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.40 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2008).

10.41*

Form of Non-Qualified Stock Option under the Comcast Corporation 2003 Stock Option Plan (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

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

10.46*

Form of Restricted Stock Unit Award under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.1 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.47*

Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan (incorporated by reference to Exhibit 10.2 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015).

10.48*	Form of Airplane Time Sharing Agreement (incorporated by reference to Exhibit 10.60 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2014).

10.49*	Form of Director Indemnification Agreement (incorporated by reference to Exhibit 10.3 to Comcast’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009).

10.50

Shareholders Agreement, effective as of January 1, 2016, among Atairos Group, Inc., Comcast AG Holdings, LLC, Atairos Partners, L.P., Atairos Management, L.P., and Comcast Corporation (incorporated by reference to Exhibit 10.66 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.51

Advisor Agreement, effective as of January 1, 2016, between Comcast Corporation and Michael J. Angelakis (incorporated by reference to Exhibit 10.67 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

10.52

Letter Agreement dated November 24, 2015 between Comcast Corporation and Michael J. Angelakis (incorporated by reference to Exhibit 10.68 to Comcast’s Annual Report on Form 10-K for the year ended December 31, 2015).

Comcast 2016 Annual Report on Form 10-K	130

10.53†

Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.54

Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.55†

Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.56†

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

101

The following financial statements from Comcast Corporation’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 3, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheet; (2) the Consolidated Statement of Income; (3) the Consolidated Statement of Comprehensive Income; (4) the Consolidated Statement of Cash Flows; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

*	Constitutes a management contract or compensatory plan or arrangement.

†	Confidential treatment granted.

131	Comcast 2016 Annual Report on Form 10-K

NBCUniversal

(a) NBCUniversal’s consolidated financial statements are filed as a part of this report on Form 10-K and a list of the consolidated financial statements are found on page 137 of this report. Schedule II – Valuation and Qualifying Accounts is found on page 169 of this report; all other financial statement schedules are omitted because the required information is not applicable, or because the information required is included in the consolidated financial statements and notes thereto.

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

Comcast 2016 Annual Report on Form 10-K	132

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

10.2

Credit Agreement dated as of May 26, 2016, among Comcast Corporation, the financial institutions party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Citibank, N.A., as syndication agent, Morgan Stanley MUFG Partners, LLC, Wells Fargo Bank, National Association and Mizuho Bank, Ltd., as co-documentation agents (incorporated by reference to exhibit 10.1 to Comcast’s Current Report on Form 8-K filed on May 31, 2016.

10.3†

Consultant Agreement, dated as of January 20, 1987, between Steven Spielberg and Universal City Florida Partners (incorporated by reference to Exhibit 10.49 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.4

Amendment dated February 5, 2001 to the Consultant Agreement dated as of January 20, 1987, between the Consultant and Universal City Florida Partners (incorporated by reference to Exhibit 10.50 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.5†

Amendment to the Consultant Agreement, dated as of October 18, 2009, between Steven Spielberg, Diamond Lane Productions, Inc. and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.52 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

10.6†

Letter Agreement dated July 15, 2003, among Diamond Lane Productions, Vivendi Universal Entertainment LLLP and Universal City Development Partners, Ltd. (incorporated by reference to Exhibit 10.51 to the Registration Statement on Form S-4 of Universal City Development Partners, Ltd. and UCDP Finance, Inc. filed on January 20, 2010 (File No. 333-164431)).

23.2	Consent of Deloitte & Touche LLP.

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

133	Comcast 2016 Annual Report on Form 10-K

101

The following financial statements from NBCUniversal Media, LLC’s Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission on February 3, 2017, formatted in XBRL (eXtensible Business Reporting Language): (1) the Consolidated Balance Sheet; (2) the Consolidated Statement of Income; (3) the Consolidated Statement of Comprehensive Income; (4) the Consolidated Statement of Cash Flows; (5) the Consolidated Statement of Changes in Equity; and (6) the Notes to Consolidated Financial Statements.

†	Confidential treatment granted.

Comcast 2016 Annual Report on Form 10-K	134

Signatures

Comcast

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 3, 2017.

By:	/S/ BRIAN L. ROBERTS
Brian L. Roberts
Chairman and CEO

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L. ROBERTS Brian L. Roberts	Chairman and CEO; Director (Principal Executive Officer)	February 3, 2017

/S/ MICHAEL J. CAVANAGH Michael J. Cavanagh	Senior Executive Vice President and CFO (Principal Financial Officer)	February 3, 2017

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Executive Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 3, 2017

/S/ KENNETH J. BACON Kenneth J. Bacon	Director	February 3, 2017

/S/ MADELINE S. BELL Madeline S. Bell	Director	February 3, 2017

/S/ SHELDON M. BONOVITZ Sheldon M. Bonovitz	Director	February 3, 2017

/S/ EDWARD D. BREEN Edward D. Breen	Director	February 3, 2017

/S/ JOSEPH J. COLLINS Joseph J. Collins	Director	February 3, 2017

/S/ GERALD L. HASSELL Gerald L. Hassell	Director	February 3, 2017

/S/ JEFFREY A. HONICKMAN Jeffrey A. Honickman	Director	February 3, 2017

/S/ EDUARDO G. MESTRE Eduardo G. Mestre	Director	February 3, 2017

/S/ DAVID C. NOVAK David C. Novak	Director	February 3, 2017

/S/ JOHNATHAN A. RODGERS Johnathan A. Rodgers	Director	February 3, 2017

/S/ DR. JUDITH RODIN Dr. Judith Rodin	Director	February 3, 2017

135	Comcast 2016 Annual Report on Form 10-K

NBCUniversal

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized in Philadelphia, Pennsylvania on February 3, 2017.

NBCUNIVERSAL MEDIA, LLC
By: NBCUNIVERSAL, LLC, its sole member

By:	/S/ STEPHEN B. BURKE
Stephen B. Burke Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/S/ BRIAN L . ROBERTS Brian L. Roberts	Principal Executive Officer of NBCUniversal Media, LLC	February 3, 2017

/S/ MICHAEL J. CAVANAGH Michael J. Cavanagh	Principal Financial Officer of NBCUniversal Media, LLC; Director of NBCUniversal, LLC	February 3, 2017

/S/ ARTHUR R. BLOCK Arthur R. Block	Director of NBCUniversal, LLC	February 3, 2017

/S/ DAVID L. COHEN David L. Cohen	Director of NBCUniversal, LLC	February 3, 2017

/S/ LAWRENCE J. SALVA Lawrence J. Salva	Principal Accounting Officer of NBCUniversal Media, LLC	February 3, 2017

Comcast 2016 Annual Report on Form 10-K	136

NBCUniversal Media, LLC Financial Statements and Supplementary Data

137	Comcast 2016 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the accompanying consolidated balance sheets of NBCUniversal Media, LLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows and changes in equity for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NBCUniversal Media, LLC and subsidiaries as of December 31, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

New York, New York

February 3, 2017

Comcast 2016 Annual Report on Form 10-K	138

NBCUniversal Media, LLC

Consolidated Balance Sheet

December 31 (in millions)	2016	2015
Assets
Current Assets:
Cash and cash equivalents	$1,966	$1,410
Receivables, net	6,302	5,411
Programming rights	1,241	1,200
Other current assets	938	841
Total current assets	10,447	8,862
Film and television costs	7,245	5,847
Investments	1,263	965
Property and equipment, net	10,511	9,521
Goodwill	23,323	20,364
Intangible assets, net	13,777	13,806
Other noncurrent assets, net	1,688	1,325
Total assets	$68,254	$60,690
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,647	$1,564
Accrued participations and residuals	1,726	1,572
Program obligations	807	765
Deferred revenue	1,016	1,242
Accrued expenses and other current liabilities	1,888	1,675
Note payable to Comcast	2,703	1,750
Current portion of long-term debt	127	1,163
Total current liabilities	9,914	9,731
Long-term debt, less current portion	11,461	11,331
Accrued participations, residuals and program obligations	1,202	1,163
Other noncurrent liabilities	4,130	3,790
Commitments and contingencies (Note 15)
Redeemable noncontrolling interests	530	372
Equity:
Member’s capital	39,036	32,834
Accumulated other comprehensive income (loss)	(135)	(212)
Total NBCUniversal member’s equity	38,901	32,622
Noncontrolling interests	2,116	1,681
Total equity	41,017	34,303
Total liabilities and equity	$68,254	$60,690

See accompanying notes to consolidated financial statements.

139	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Income

Year ended December 31 (in millions)	2016	2015	2014
Revenue	$31,593	$28,462	$25,428
Costs and Expenses:
Programming and production	14,540	13,418	12,318
Other operating and administrative	7,059	5,891	5,364
Advertising, marketing and promotion	2,767	2,795	2,158
Depreciation	861	669	654
Amortization	944	870	841
	26,171	23,643	21,335
Operating income	5,422	4,819	4,093
Other Income (Expense):
Interest expense	(595)	(495)	(508)
Investment income (loss), net	30	5	27
Equity in net income (losses) of investees, net	(99)	(376)	46
Other income (expense), net	93	(102)	(218)
	(571)	(968)	(653)
Income before income taxes	4,851	3,851	3,440
Income tax expense	(305)	(227)	(143)
Net income	4,546	3,624	3,297
Net (income) loss attributable to noncontrolling interests	(311)	(210)	(182)
Net income attributable to NBCUniversal	$4,235	$3,414	$3,115

See accompanying notes to consolidated financial statements.

Comcast 2016 Annual Report on Form 10-K	140

NBCUniversal Media, LLC

Consolidated Statement of Comprehensive Income

Year ended December 31 (in millions)	2016	2015	2014
Net income	$4,546	$3,624	$3,297
Deferred gains (losses) on cash flow hedges, net	24	(21)	25
Employee benefit obligations, net	15	60	(106)
Currency translation adjustments, net	112	(121)	(62)
Comprehensive income	4,697	3,542	3,154
Net (income) loss attributable to noncontrolling interests	(311)	(210)	(182)
Other comprehensive (income) loss attributable to noncontrolling interests	(74)	29	—
Comprehensive income attributable to NBCUniversal	$4,312	$3,361	$2,972

See accompanying notes to consolidated financial statements.

141	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

Consolidated Statement of Cash Flows

Year ended December 31 (in millions)	2016	2015	2014
Operating Activities
Net income	$4,546	$3,624	$3,297
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,805	1,539	1,495
Equity in net (income) losses of investees, net	99	376	(46)
Cash received from investees	68	60	74
Net (gain) loss on investment activity and other	(80)	56	136
Deferred income taxes	89	(11)	(12)
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(635)	(718)	(25)
Film and television costs, net	(502)	(304)	(571)
Accounts payable and accrued expenses related to trade creditors	51	97	(88)
Other operating assets and liabilities	(544)	585	264
Net cash provided by operating activities	4,897	5,304	4,524
Investing Activities
Capital expenditures	(1,452)	(1,386)	(1,221)
Cash paid for intangible assets	(283)	(211)	(130)
Acquisitions, net of cash acquired	(205)	(1,522)	(118)
Proceeds from sales of businesses and investments	109	218	13
Purchases of investments	(290)	(649)	(35)
Other	(123)	150	(122)
Net cash provided by (used in) investing activities	(2,244)	(3,400)	(1,613)
Financing Activities
Repurchases and repayments of debt	(1,565)	(1,022)	(906)
Proceeds from (repayments of) borrowings from Comcast, net	928	854	97
Distributions to member	(1,606)	(1,385)	(1,641)
Distributions to noncontrolling interests	(210)	(189)	(177)
Other	356	—	(3)
Net cash provided by (used in) financing activities	(2,097)	(1,742)	(2,630)
Increase (decrease) in cash and cash equivalents	556	162	281
Cash and cash equivalents, beginning of year	1,410	1,248	967
Cash and cash equivalents, end of year	$1,966	$1,410	$1,248

See accompanying notes to consolidated financial statements.

Comcast 2016 Annual Report on Form 10-K	142

NBCUniversal Media, LLC

Consolidated Statement of Changes in Equity

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
Balance, December 31, 2013	$231	$29,056	$(16)	$287	$29,327
Dividends declared		(1,641)			(1,641)
Issuance of subsidiary shares from noncontrolling interests	85				—
Contributions from (distributions to) noncontrolling interests, net	(24)			(152)	(152)
Other comprehensive income (loss)			(143)		(143)
Other		(1)		(12)	(13)
Net income (loss)	38	3,115		144	3,259
Balance, December 31, 2014	330	30,529	(159)	267	30,637
Dividends declared		(1,385)			(1,385)
Contributions from (distributions to) noncontrolling interests, net	(30)			(159)	(159)
Contribution from member		252			252
Other comprehensive income (loss)			(53)	(29)	(82)
Universal Studios Japan		(11)		1,440	1,429
Other	28	35		(4)	31
Net income (loss)	44	3,414		166	3,580
Balance, December 31, 2015	372	32,834	(212)	1,681	34,303
Dividends declared		(1,606)			(1,606)
Contributions from (distributions to) noncontrolling interests, net	(59)			(148)	(148)
DreamWorks Animation contributions		3,566		89	3,655
Other comprehensive income (loss)			77	74	151
Other	168	7		158	165
Net income (loss)	49	4,235		262	4,497
Balance, December 31, 2016	$530	$39,036	$(135)	$2,116	$41,017

See accompanying notes to consolidated financial statements.

143	Comcast 2016 Annual Report on Form 10-K

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

We present our operations as the following four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. See Note 16 for additional information on our reportable business segments.

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

Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide. Our films are produced primarily under the Universal Pictures, Illumination and Focus Features names and in August 2016, Comcast acquired DreamWorks Animation. See Note 4 for additional information on the acquisition.

Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida and Hollywood, California and our 51% interest in the Universal Studios theme park in Osaka, Japan (“Universal Studios Japan”), which we acquired in November 2015. See Note 4 for additional information on the acquisition.

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

We translate assets and liabilities of our foreign operations where the functional currency is the local currency, primarily the Japanese yen, euro and British pound, into U.S. dollars at the exchange rate as of the balance sheet date and translate revenue and expenses using average monthly exchange rates. The related translation adjustments are recorded as a component of accumulated other comprehensive income (loss) in our consolidated balance sheet. Any foreign currency transaction gains or losses are included in our consolidated statement of income.

Comcast 2016 Annual Report on Form 10-K	144

NBCUniversal Media, LLC

Note 2: Accounting Policies

Our consolidated financial statements are prepared in accordance with GAAP, which require us to select accounting policies, including in certain cases industry-specific policies, and make estimates that affect the reported amount of assets, liabilities, revenue and expenses, and the related disclosure of contingent assets and contingent liabilities. Actual results could differ from these estimates. We believe that the judgments and related estimates for the following items are critical in the preparation of our consolidated financial statements:

•	revenue recognition (see below)

•	film and television costs (see Note 6)

•	goodwill and intangible assets (see Note 9)

In addition, the following accounting policy is specific to the industries in which we operate:

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

Revenue Recognition

Cable Networks and Broadcast Television Segments

Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming to cable and broadcast networks and subscription video on demand services, from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services such as iTunes, and from the sale of programming by our cable television studio production operations to third-party networks and subscription video on demand services. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties, from the licensing of our owned programming by our broadcast television studio production operations to various distribution platforms, including to cable and broadcast networks as well as to subscription video on demand services, from the fees received under retransmission consent agreements and associated fees received from NBC-affiliated local broadcast television stations, and from the sale of our owned programming on DVDs and through digital distribution services. We recognize revenue from distributors as programming is provided, generally under multiyear distribution agreements. From time to time, the distribution agreements expire while programming continues to be provided to the distributor based on interim arrangements while the parties negotiate new contract terms. Revenue recognition is generally limited to current payments being made by the distributor, typically under the prior contract terms, until a new contract is negotiated, sometimes with effective dates that affect prior periods. Differences between actual amounts determined upon resolution of negotiations and amounts recorded during these interim arrangements are recorded in the period of resolution.

Advertising revenue for our Cable Networks and Broadcast Television segments is recognized in the period in which commercials are aired or viewed. In some instances, we guarantee audience ratings for the commercials. To the extent there is a shortfall in the ratings that were guaranteed, a portion of the revenue is deferred until the shortfall is settled, primarily by providing additional advertising units. We recognize revenue from the licensing of our owned programming and programming produced by our studios for third parties when the content is made available for use by the licensee, and when certain other conditions are met. When license fees include advertising time, we recognize the component of revenue associated with the advertisements when they are aired or viewed.

145	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

Filmed Entertainment Segment

Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of our owned and acquired films through various distribution platforms, and from the sale of our owned and acquired films on DVDs and through digital distribution services. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business. We recognize revenue from the distribution of films to movie theaters when the films are exhibited. We recognize revenue from the licensing of a film when the film is available for use by the licensee, and when certain other conditions are met. We recognize revenue from the sale of DVDs, net of estimated returns and customer incentives, on the date that the DVDs are delivered to and made available for sale by retailers.

Theme Parks Segment

Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks. We recognize revenue from advance theme park ticket sales when the tickets are used. For annual passes, we recognize revenue on a straight-line basis over the period following the activation date.

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

•	Level 1: Values are determined using quoted market prices for identical financial instruments in an active market

•	Level 2: Values are determined using quoted prices for similar financial instruments and valuation models whose inputs are observable

•

Level 3: Values are determined using pricing models that use significant inputs that are primarily unobservable, discounted cash flow methodologies or similar techniques, as well as instruments for which the determination of fair value requires significant management judgment or estimation

Comcast 2016 Annual Report on Form 10-K	146

NBCUniversal Media, LLC

We use these levels of hierarchy for the measurement of fair value related to acquisitions, investments, long-term debt and impairment testing, among others. Our assessment of the significance of a particular input to the fair value measurement requires judgment and may affect the valuation and classification within the fair value hierarchy. Our financial instruments that are accounted for at fair value on a recurring basis were not material as of December 31, 2016 and 2015.

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

We have reviewed a majority of our revenue arrangements and expect our review to be completed in the second quarter of 2017. As a result of our review, we do not expect any material impact on our consolidated financial statements. However, we do expect that the new standard will impact the timing of recognition for our Cable Networks, Broadcast Television and Filmed Entertainment segments’ content licensing revenue associated with renewals or extensions of existing program licensing agreements, which upon adoption will be recognized as revenue when the licensed content becomes available under the renewal or extension instead of when the agreement is renewed or extended.

The guidance provides companies with alternative methods of adoption and we are in the process of determining our method of adoption, which depends in part upon our completion of the evaluation of our remaining revenue arrangements.

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

Financial Assets and Financial Liabilities

In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires, with certain exceptions, a cumulative effect adjustment to beginning retained earnings when the guidance is adopted. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.

Leases

In February 2016, the FASB updated the accounting guidance related to leases. The updated accounting guidance requires lessees to recognize a right-of-use asset and a lease liability on the balance sheet for all leases with the exception of short-term leases. The asset and liability are initially measured based on the present value of committed lease payments. For a lessee, the recognition, measurement and presentation of expenses and cash flows arising from a lease do not significantly change from previous guidance. For a

147	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

lessor, the accounting applied is also largely unchanged from previous guidance. The updated guidance is effective for us as of January 1, 2019 and early adoption is permitted. The updated accounting guidance must be adopted using a modified retrospective approach for leases that exist or are entered into after the beginning of the earliest comparative period in the financial statements. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements. See Note 15 for a summary of our undiscounted minimum rental commitments under operating leases as of December 31, 2016.

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

We will adopt the updated guidance in the first quarter of 2017. As a limited liability company, the updated guidance related to the excess income tax benefits or deficiencies to be recognized in the statement of income will not have a material impact on our consolidated financial statements. In addition, as the share-based compensation expense is settled in cash with Comcast, we do not expect the updated accounting guidance to have a material impact on our statement of cash flows.

Note 4: Significant Transactions

2016

DreamWorks Animation

On August 22, 2016, Comcast acquired all of the outstanding stock of DreamWorks Animation for $3.8 billion. DreamWorks Animation’s stockholders received $41 in cash for each share of DreamWorks Animation common stock. DreamWorks Animation creates animated feature films, television series and specials, live entertainment and related consumer products.

Following the acquisition, Comcast converted DreamWorks Animation to a limited liability company and contributed its equity to us as a capital contribution. The net assets contributed to us excluded deferred income taxes and other tax-related items recorded by Comcast. The results of operations for DreamWorks Animation are reported in our Filmed Entertainment segment following the acquisition date and are presented as if the equity contribution occurred on the date of Comcast’s acquisition.

Preliminary Allocation of Purchase Price

The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on preliminary valuation analyses. In valuing acquired assets and liabilities, fair value estimates are primarily based on Level 3 inputs including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related

Comcast 2016 Annual Report on Form 10-K	148

NBCUniversal Media, LLC

to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. We will adjust the assets and liabilities as valuations are completed and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.

The table below presents the preliminary allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Preliminary Allocation of Purchase Price

(in millions)
Film and television costs (see Note 6)	$854
Intangible assets (see Note 9)	164
Working capital	248
Debt (see Note 10)	(381)
Tax receivable agreement(a)	(146)
Other noncurrent assets and liabilities and other(b)	503
Identifiable net assets (liabilities) acquired	1,242
Noncontrolling interest	(89)
Goodwill (see Note 9)	2,620
Cash consideration transferred by Comcast	$3,773

(a)

The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our consolidated statement of cash flows. Comcast made a separate cash capital contribution of $146 million to fund the settlement which was recorded as a financing activity in our consolidated statement of cash flows.

(b)	Other included $353 million recorded to member’s capital that represented deferred income tax assets and other tax-related items recorded by Comcast but excluded from the net assets contributed to us.

Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for 2016.

2015

Universal Studios Japan

On November 13, 2015, we acquired a 51% economic interest in Universal Studios Japan for $1.5 billion.

Universal Studios Japan is a VIE based on the governance structure and we consolidate Universal Studios Japan since we have the power to direct activities that most significantly impact its economic performance. There are no liquidity arrangements, guarantees or other financial commitments between us and Universal Studios Japan, and therefore our maximum risk of financial loss is our 51% interest. Universal Studios Japan’s results of operations are reported in our Theme Parks segment following the acquisition date.

Allocation of Purchase Price

The transaction was accounted for under the acquisition method of accounting and, accordingly, the acquired assets and liabilities and the 49% noncontrolling interest were recorded at their estimated fair values. In 2016, we updated the allocation of the purchase price for Universal Studios Japan based on final valuation analyses, which primarily resulted in increases to property and equipment and intangible assets and a decrease in goodwill. The changes did not have a material impact on our consolidated financial statements.

149	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

The table below presents the allocation of the purchase price to the assets and liabilities of Universal Studios Japan.

Allocation of Purchase Price

(in millions)
Property and equipment (see Note 8)	$780
Intangible assets (see Note 9)	323
Working capital	(33)
Debt (see Note 10)	(3,271)
Other noncurrent assets and liabilities and other	17
Identifiable net assets (liabilities) acquired	(2,184)
Noncontrolling interest	(1,440)
Goodwill (see Note 9)	5,123
Cash consideration transferred	$1,499

Actual and Unaudited Pro Forma Results

Our consolidated revenue in 2016 and 2015 included $1.4 billion and $169 million, respectively, from the acquisition of Universal Studios Japan. Our net income attributable to NBCUniversal in 2016 and 2015 included $124 million and $18 million, respectively, from the acquisition of Universal Studios Japan.

The following unaudited pro forma information has been presented as if the acquisition of Universal Studios Japan occurred on January 1, 2014. This information is primarily based on historical results of operations, adjusted for the allocation of purchase price, and is not necessarily indicative of what our results would have been had we operated Universal Studios Japan since January 1, 2014. No pro forma adjustments have been made for our transaction-related expenses.

Year ended December 31 (in millions)	2015	2014
Revenue	$29,514	$26,513
Net income	$3,801	$3,409
Net income attributable to NBCUniversal	$3,503	$3,170

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

In September 2016, as part of the Comcast cash management process, we and Comcast amended and restated our revolving credit agreements to increase the amount that we can borrow from Comcast and that Comcast can borrow from us from $3 billion to $5 billion and to extend the maturity date to 2026. Amounts owed by us to Comcast or to us by Comcast under the revolving credit agreement, including accrued interest, are presented under the captions “note payable to Comcast” and “note receivable from Comcast,” respectively, in our consolidated balance sheet and are presented as current as there are daily borrowings and repayments throughout the year based on our working capital needs. The revolving credit agreements bear interest at floating rates equal to the interest rate calculation under Comcast’s revolving credit facility.

Comcast 2016 Annual Report on Form 10-K	150

NBCUniversal Media, LLC

The interest rate on Comcast’s revolving credit facility consists of a base rate plus a borrowing margin that is determined based on Comcast’s credit rating. As of December 31, 2016, the borrowing margin for London Interbank Offered Rate-based borrowings was 1.00%.

Comcast is also the counterparty to one of our contractual obligations. As of both December 31, 2016 and 2015, the carrying value of the liability associated with this contractual obligation was $383 million.

The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our consolidated financial statements.

Consolidated Balance Sheet

December 31 (in millions)	2016	2015
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$285	$239
Accounts payable and accrued expenses related to trade creditors	$55	$68
Accrued expenses and other current liabilities	$4	$51
Note payable to Comcast	$2,703	$1,750
Other noncurrent liabilities	$389	$383

Consolidated Statement of Income

Year ended December 31 (in millions)	2016	2015	2014
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$1,742	$1,349	$1,315
Operating costs and expenses	$(220)	$(246)	$(162)
Other income (expense)	$(69)	$(37)	$(43)

Distributions to NBCUniversal Holdings

In addition to the transactions amounts presented in the table above, we make distributions to NBCUniversal Holdings on a periodic basis to enable its owners to meet their obligations to pay taxes on taxable income generated by our businesses. We also make quarterly distributions to NBCUniversal Holdings to enable it to make its required quarterly payments to NBCUniversal Enterprise at an annual rate of 8.25% on the $9.4 billion aggregate liquidation preference of its preferred units. These distributions are presented under the caption “distributions to member” in our consolidated statement of cash flows.

Note 6: Film and Television Costs

December 31 (in millions)	2016	2015
Film Costs:
Released, less amortization	$1,750	$1,275
Completed, not released	50	226
In production and in development	1,310	907
	3,110	2,408
Television Costs:
Released, less amortization	1,953	1,573
In production and in development	853	737
	2,806	2,310
Programming rights, less amortization	2,570	2,329
	8,486	7,047
Less: Current portion of programming rights	1,241	1,200
Film and television costs	$7,245	$5,847

151	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

Based on our current estimates of the total remaining revenue from all sources (“ultimate revenue”), in 2017 we expect to amortize approximately $1.9 billion of film and television costs associated with our original film and television productions that have been released, or are completed and have not been released. Through 2019, we expect to amortize approximately 88% of unamortized film and television costs for our released productions, excluding amounts allocated to acquired libraries.

As of December 31, 2016, acquired film and television libraries, which are included within the “released, less amortization” captions in the table above, had remaining unamortized costs of $596 million. These costs are generally amortized over a period not to exceed 20 years, and approximately 45% of these costs are expected to be amortized through 2019.

Capitalization of Film and Television Costs

We capitalize film and television production costs, including direct costs, production overhead, print costs, development costs and interest. We amortize capitalized film and television production costs, including acquired libraries, and accrue costs associated with participation and residual payments to programming and production expenses. We generally record the amortization and the accrued costs using the individual film forecast computation method, which amortizes the costs in the same ratio as the associated ultimate revenue. Estimates of ultimate revenue and total costs are based on anticipated release patterns, public acceptance and historical results for similar productions. Unamortized film and television costs, including acquired film and television libraries, are stated at the lower of unamortized cost or fair value. We do not capitalize costs related to the distribution of a film in movie theaters or the licensing or sale of a film or television production, which are primarily costs associated with the marketing and distribution of them.

In determining the method of amortization and estimated life of an acquired film or television library, we generally use the method and the life that most closely follow the undiscounted cash flows over the estimated life of the asset.

When an event or a change in circumstance occurs that was known or knowable as of the balance sheet date and that indicates the fair value of a film is less than its unamortized costs, we determine the fair value of the film and record an impairment charge for the amount by which the unamortized capitalized costs exceed the film’s fair value. The estimated fair value of a production is based on Level 3 inputs that primarily use an analysis of future expected cash flows. Adjustments to capitalized film and stage play production costs of $14 million, $42 million and $26 million were recorded in 2016, 2015 and 2014, respectively.

We enter into cofinancing arrangements with third parties to jointly finance or distribute certain of our film productions. Cofinancing arrangements can take various forms, but in most cases involve the grant of an economic interest in a film to an investor. The number of investors and the terms of these arrangements can vary, although investors generally assume the full risks and rewards for the portion of the film acquired in these arrangements. We account for the proceeds received from a third-party investor under these arrangements as a reduction to our capitalized film costs. Under these arrangements, the investor owns an undivided copyright interest in the film, and therefore in each period we record either a charge or a benefit to programming and production expenses to reflect the estimate of the third-party investor’s interest in the profit or loss of the film. The estimate of the third-party investor’s interest in the profit or loss of a film is determined using the ratio of actual revenue earned to date to the ultimate revenue expected to be recognized over the film’s useful life.

We capitalize the costs of programming content that we license but do not own, including rights to multiyear, live-event sports programming, at the earlier of when payments are made for the programming or when the license period begins and the content is made available for use. We amortize capitalized programming costs as the associated programs are broadcast. We generally amortize multiyear, live-event sports programming rights using the ratio of the current period revenue to the estimated ultimate revenue or under the terms of the contract.

Comcast 2016 Annual Report on Form 10-K	152

NBCUniversal Media, LLC

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

Note 7: Investments

December 31 (in millions)	2016	2015
Fair Value Method	$6	$10
Equity Method:
Hulu	225	184
Other	336	313
	561	497
Cost Method:
BuzzFeed	400	200
Other	296	258
	696	458
Total investments	$1,263	$965

Equity Method

We use the equity method to account for investments in which we have the ability to exercise significant influence over the investee’s operating and financial policies or in which we hold a significant partnership or LLC interest. Equity method investments are recorded at cost and are adjusted to recognize (1) our proportionate share of the investee’s net income or loss after the date of investment, (2) amortization of the recorded investment that exceeds our share of the book value of the investee’s net assets, (3) additional contributions made and dividends received, and (4) impairments resulting from other-than-temporary declines in fair value. For some investments, we record our share of the investee’s net income or loss one quarter in arrears due to the timing of our receipt of such information. Gains or losses on the sale of equity method investments are recorded to other income (expense), net. If an equity method investee were to issue additional securities that would change our proportionate share of the entity, we would recognize the change, if any, as a gain or loss in our consolidated statement of income.

Hulu

In August 2016, Time Warner Inc. acquired a 10% interest in Hulu, LLC, which diluted our interest in Hulu from 33% to 30%. For a period not to exceed 3 years, Time Warner may put its shares to Hulu or Hulu may call Time Warner’s shares under certain limited circumstances arising from regulatory review. Given the contingent nature of the put and call options, we recorded a deferred gain of $159 million and a corresponding increase to our investment in Hulu as a result of the dilution. The deferred gain will be recognized in other income (expense), net if and when the options expire unexercised.

In 2016, 2015 and 2014, we recognized our proportionate share of losses of $168 million, $106 million and $20 million, respectively, related to our investment in Hulu.

The Weather Channel

In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the

153	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net.

In June and December 2015, The Weather Channel recorded impairment charges related to goodwill. In 2015, we recorded expenses of $333 million that represented NBCUniversal’s proportionate share of these impairment charges in equity in net income (losses) of investees, net in our consolidated statement of income.

Summarized Financial Information

The tables below present the summarized combined financial information of our equity method investments.

December 31 (in millions)	2016	2015
Current assets	$2,105	$1,904
Noncurrent assets	$2,724	$3,584
Current liabilities	$1,921	$1,225
Noncurrent liabilities	$2,853	$4,879

Year ended December 31 (in millions)	2016	2015	2014
Revenue	$4,285	$3,944	$3,756
Operating income (loss)	$(182)	$(1,609)	$483
Net income (loss)	$(313)	$(1,820)	$243

Cost Method

We use the cost method to account for investments not accounted for under the fair value method or the equity method.

In September 2015, we acquired an interest in BuzzFeed, Inc. and made an additional investment in Vox Media, Inc. for $200 million each in cash. In November 2016, NBCUniversal made an additional investment of $200 million in BuzzFeed. BuzzFeed is a global media company that produces and distributes original news, entertainment and videos. Vox Media is a digital media company comprised of eight distinct brands.

Impairment Testing of Investments

We review our investment portfolio each reporting period to determine whether there are identified events or circumstances that would indicate there is a decline in the fair value that would be considered other than temporary. For our nonpublic investments, if there are no identified events or circumstances that would have a significant adverse effect on the fair value of the investment, then the fair value is not estimated. If an investment is deemed to have experienced an other-than-temporary decline below its cost basis, we reduce the carrying amount of the investment to its quoted or estimated fair value, as applicable, and establish a new cost basis for the investment. For our available-for-sale securities and our cost method investments, we record the impairment to investment income (loss), net. For our equity method investments, we record the impairment to other income (expense), net.

Comcast 2016 Annual Report on Form 10-K	154

NBCUniversal Media, LLC

Note 8: Property and Equipment

December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2016	2016	2015
Buildings and leasehold improvements	30 years	$7,543	$6,543
Furniture, fixtures and equipment	11 years	4,158	3,457
Construction in process	N/A	1,176	1,339
Land	N/A	984	961
Property and equipment, at cost		13,861	12,300
Less: Accumulated depreciation		3,350	2,779
Property and equipment, net		$10,511	$9,521

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

Note 9: Goodwill and Intangible Assets

Goodwill

(in millions)	Cable Networks	Broadcast Television	Filmed Entertainment	Theme Parks	Total
Balance, December 31, 2014	$12,948	$767	$211	$982	$14,908
Acquisitions(a)	17	39	58	5,373	5,487
Foreign currency translation	(18)	—	(2)	(11)	(31)
Balance, December 31, 2015	12,947	806	267	6,344	20,364
Acquisitions(b)	232	—	2,717	—	2,949
Adjustments(c)	—	—	—	(250)	(250)
Foreign currency translation	4	—	9	247	260
Balance, December 31, 2016	$13,183	$806	$2,993	$6,341	$23,323

(a)	Acquisitions in 2015 in our Theme Parks segment included the Universal Studios Japan transaction (see Note 4 for additional information).

(b)	Acquisitions in 2016 in our Filmed Entertainment segment primarily included the DreamWorks Animation acquisition (see Note 4 for additional information).

(c)	Adjustments in 2016 included the updated allocation of the purchase price for Universal Studios Japan in our Theme Parks segment (see Note 4 for additional information).

Goodwill is calculated as the excess of the consideration transferred over the identifiable net assets acquired in a business combination and represents the future economic benefits expected to arise from anticipated

155	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

synergies and intangible assets acquired that do not qualify for separate recognition, including assembled workforce, noncontractual relationships and other agreements. We assess the recoverability of our goodwill annually, or more frequently whenever events or substantive changes in circumstances indicate that the carrying amount of a reporting unit may exceed its fair value. We test goodwill for impairment at the reporting unit level. To determine our reporting units, we evaluate the components one level below the segment level and we aggregate the components if they have similar economic characteristics. As a result of this assessment, our reporting units are the same as our four reportable segments. We evaluate the determination of our reporting units used to test for impairment periodically or whenever events or substantive changes in circumstances occur. The assessment of recoverability may first consider qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. The quantitative assessment considers whether the carrying amount of a reporting unit exceeds its fair value, in which case an impairment charge is recorded to the extent the carrying amount of the reporting unit’s goodwill exceeds its implied fair value. Unless presented separately, the impairment charge is included as a component of amortization expense. We did not recognize any impairment charges in any of the periods presented.

Intangible Assets

		2016		2015
December 31 (in millions)	Weighted-Average Original Useful Life as of December 31, 2016	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
Finite-Lived Intangible Assets:
Customer relationships	19 years	$13,173	$(4,952)	$13,107	$(4,291)
Software	5 years	1,195	(563)	849	(431)
Other	15 years	2,345	(1,053)	1,996	(932)
Indefinite-Lived Intangible Assets:
Trade names	N/A	2,981		2,857
FCC licenses	N/A	651		651
Total		$20,345	$(6,568)	$19,460	$(5,654)

Indefinite-Lived Intangible Assets

Indefinite-lived intangible assets consist of trade names and FCC licenses. We assess the recoverability of our indefinite-lived intangible assets annually, or more frequently whenever events or substantive changes in circumstances indicate that the assets might be impaired. We evaluate the unit of account used to test for impairment of our indefinite-lived intangible assets periodically or whenever events or substantive changes in circumstances occur to ensure impairment testing is performed at an appropriate level. The assessment of recoverability may first consider qualitative factors to determine whether it is more likely than not that the fair value of an indefinite-lived intangible asset is less than its carrying amount. A quantitative assessment is performed if the qualitative assessment results in a more-likely-than-not determination or if a qualitative assessment is not performed. When performing a quantitative assessment, we estimate the fair value of our indefinite-lived intangible assets primarily based on a discounted cash flow analysis that involves significant judgment. When analyzing the fair values indicated under the discounted cash flow models, we also consider multiples of operating income before depreciation and amortization generated by the underlying assets, current market transactions, and profitability information. If the fair value of our indefinite-lived intangible assets was less than the carrying amount, we would recognize an impairment charge for the difference between the estimated fair value and the carrying value of the assets. Unless presented separately, the impairment charge is included as a component of amortization expense. We did not recognize any material impairment charges in any of the periods presented.

Comcast 2016 Annual Report on Form 10-K	156

NBCUniversal Media, LLC

Finite-Lived Intangible Assets

Estimated Amortization Expense of Finite-Lived Intangible Assets

(in millions)
2017	$946
2018	$929
2019	$900
2020	$873
2021	$804

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

157	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 10: Long-Term Debt

Long-Term Debt Outstanding

December 31 (in millions)	Weighted-Average Interest Rate as of December 31, 2016		2016	2015
Term loans(a)	2.93%		$3,262	$3,259
Senior notes with maturities of 5 years or less, at face value	4.76%		4,000	3,000
Senior notes with maturities between 5 and 10 years, at face value	2.88%		1,000	3,000
Senior notes with maturities greater than 10 years, at face value	5.62%		3,200	3,200
Other, including capital lease obligations	—		138	47
Debt issuance costs, premiums, discounts and fair value adjustments for hedged positions, net	—		(12)	(12)
Total debt	4.38	%(b)	11,588	12,494
Less: Current portion			127	1,163
Long-term debt			$11,461	$11,331

(a)	The December 31, 2016 and 2015 amounts consist of ¥382 billion and ¥400 billion, respectively, of Universal Studios Japan term loans translated using the exchange rates as of these dates.

(b)	Includes the effects of our derivative financial instruments.

As of December 31, 2016 and 2015, our debt, excluding the note payable to Comcast, had an estimated fair value of $12.6 billion and $13.4 billion, respectively. The estimated fair value of our publicly traded debt is primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices is based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.

Principal Maturities of Debt

(in millions)	Weighted-Average Interest Rate as of December 31, 2016
2017	2.94%	$127
2018	3.15%	$148
2019	2.74%	$247
2020	3.90%	$4,797
2021	4.40%	$2,008
Thereafter	5.04%	$4,273

Term Loans

Our term loans consist of the Universal Studios Japan term loans, which have a final maturity of November 2020. These term loans contain financial and operating covenants and are secured by the assets of Universal Studios Japan and the equity interests of the other investors. We do not guarantee these term loans and they are otherwise nonrecourse to us.

Debt Repayments

Following Comcast’s acquisition of DreamWorks Animation, we paid $381 million to settle all of the debt we assumed in the DreamWorks Animation acquisition. In April 2016, we repaid at maturity $1 billion aggregate principal amount of 2.875% senior notes due 2016.

Comcast 2016 Annual Report on Form 10-K	158

NBCUniversal Media, LLC

Cross-Guarantee Structure

We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) fully and unconditionally guarantee each other’s debt securities, including the $7 billion Comcast revolving credit facility due 2021. As of December 31, 2016, outstanding debt securities of $44.7 billion of Comcast and CCCL Parent were subject to the guarantee structure.

We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $3.3 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility, commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.

Note 11: Postretirement, Pension and Other Employee Benefit Plans

Postretirement Benefit Plans

Year ended December 31 (in millions)	2016	2015	2014
Benefit obligation	$192	$197	$209
Plan funded status and recorded benefit obligation	$(192)	$(197)	$(209)
Portion of benefit obligation not yet recognized in benefits expense	$(42)	$(27)	$(3)
Benefits expense	$13	$15	$12
Discount rate	4.56%	4.73%	4.25%

We have postretirement medical and life insurance plans that provide continuous coverage to employees eligible to receive such benefits and give credit for length of service provided before Comcast’s acquisition of a controlling interest in NBCUniversal Holdings in 2011 (the “joint venture transaction”).

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

Pension Plans

We sponsor various qualified and nonqualified defined benefit pension plans for domestic employees. Since the future benefits have been frozen since the beginning of 2013, we did not recognize service costs related to our pension plans for all periods presented. The benefits expense we recognized for our defined benefit plans was not material for all periods presented. In addition to the defined benefit plans we sponsor, we are also obligated to reimburse General Electric (“GE”) for future benefit payments to those participants who were vested in the supplemental pension plan sponsored by GE at the time of the joint venture transaction. These pension plans are currently unfunded and we recorded a benefit obligation of $314 million and $309 million as of December 31, 2016 and 2015, respectively, which consists primarily of our obligations to reimburse GE.

Our consolidated balance sheet also includes the assets and liabilities of certain legacy pension plans, as well as the assets and liabilities for pension plans of certain foreign subsidiaries. As of December 31, 2016 and 2015, the benefit obligations associated with these plans exceeded the fair value of the plan assets by $62 million and $67 million, respectively.

159	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

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

Additionally, certain members of management participate in Comcast’s unfunded, nonqualified deferred compensation plan. The amount of compensation deferred by each participant is based on participant elections. Participant accounts are credited with income primarily based on a fixed annual rate.

In the case of both deferred compensation plans, participants are eligible to receive distributions from their account based on elected deferral periods that are consistent with the plans and applicable tax law.

The table below presents the benefit obligation and interest expense for our deferred compensation plans.

Year ended December 31 (in millions)	2016	2015	2014
Benefit obligation	$494	$417	$349
Interest expense	$48	$28	$24

Retirement Investment Plans

We sponsor several 401(k) defined contribution retirement plans that allow eligible employees to contribute a portion of their compensation through payroll deductions in accordance with specified plan guidelines. We make contributions to the plans that include matching a percentage of the employees’ contributions up to certain limits. In 2016, 2015 and 2014, expenses related to these plans totaled $185 million, $174 million and $165 million, respectively.

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

In 2016, 2015 and 2014, the total contributions we made to multiemployer pension plans were $84 million, $77 million and $58 million, respectively. In 2016, 2015 and 2014, the total contributions we made to multiemployer postretirement and other benefit plans were $136 million, $119 million and $125 million, respectively.

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

Comcast 2016 Annual Report on Form 10-K	160

NBCUniversal Media, LLC

2016, 2015 and 2014, we recorded severance costs of $165 million, $113 million and $113 million, respectively. Severance costs in 2016 included $61 million of severance costs associated with the acquisition of DreamWorks Animation.

Note 12: Share-Based Compensation

The tables below provide condensed information on our share-based compensation.

Recognized Share-Based Compensation Expense

Year ended December 31 (in millions)	2016	2015	2014
Restricted share units	$82	$78	$69
Stock options	9	10	16
Employee stock purchase plans	8	6	6
Total	$99	$94	$91

As of December 31, 2016, we had unrecognized pretax compensation expense of $204 million related to nonvested Comcast restricted share units (“RSUs”) and unrecognized pretax compensation expense of $28 million related to nonvested Comcast stock options that will be recognized over a weighted-average period of approximately 1.9 years and 1.8 years, respectively.

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

Year ended December 31	2016	2015	2014
RSUs fair value	$59.58	$59.37	$48.04
Stock options fair value	$13.17	$11.79	$11.09
Stock Option Valuation Assumptions:
Dividend yield	1.7%	1.7%	1.8%
Expected volatility	23.2%	23.0%	24.0%
Risk-free interest rate	1.5%	1.6%	2.2%
Expected option life (in years)	7.5	6.0	6.5

161	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 13: Income Taxes

Components of Income Tax Expense

Year ended December 31 (in millions)	2016	2015	2014
Foreign
Current income tax expense	$38	$81	$33
Deferred income tax expense	96	2	(8)
Withholding tax expense	158	139	108
U.S. domestic tax expense	13	5	10
Income tax expense	$305	$227	$143

We are a limited liability company, and our company is disregarded for U.S. federal income tax purposes as an entity separate from NBCUniversal Holdings, a tax partnership. For U.S. federal and state income tax purposes, our income is included in tax returns filed by Comcast and its subsidiaries, and therefore we are not expected to incur any significant current or deferred U.S. domestic income taxes. Our tax liability is comprised primarily of withholding tax on foreign licensing activity and income taxes on foreign earnings. As a result of our tax status, the deferred tax assets and liabilities included in our consolidated balance sheet at December 31, 2016 and 2015 were not material.

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

Uncertain Tax Positions

We retain liabilities for uncertain tax positions where we are the tax filer of record. GE and Comcast have indemnified NBCUniversal Holdings and us with respect to our income tax obligations attributable to periods prior to the close of the joint venture transaction, including indemnification of uncertain tax positions for these periods. The liabilities for uncertain tax positions included in our consolidated balance sheet were not material as of December 31, 2016 and 2015.

Various domestic and foreign tax authorities are examining our tax returns through tax year 2015. The majority of the periods under examination relate to tax years 2009 and forward.

Note 14: Supplemental Financial Information

Receivables

December 31 (in millions)	2016	2015
Receivables, gross	$6,799	$5,949
Less: Allowance for returns and customer incentives	413	469
Less: Allowance for doubtful accounts	84	69
Receivables, net	$6,302	$5,411

Comcast 2016 Annual Report on Form 10-K	162

NBCUniversal Media, LLC

In addition to the amounts in the table above, as of December 31, 2016 and 2015, noncurrent receivables of $939 million and $721 million, respectively, are included in other noncurrent assets, net that primarily relate to the licensing of our television and film productions to third parties.

Accumulated Other Comprehensive Income (Loss)

December 31 (in millions)	2016	2015
Deferred gains (losses) on cash flow hedges	$23	$(1)
Unrecognized gains (losses) on employee benefit obligations	14	(1)
Cumulative translation adjustments	(172)	(210)
Accumulated other comprehensive income (loss)	$(135)	$(212)

Cash Payments for Interest and Income Taxes

Year ended December 31 (in millions)	2016	2015	2014
Interest	$548	$456	$485
Income taxes	$208	$182	$174

Noncash Investing and Financing Activities

During 2016:

•	we acquired $189 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed the net assets of DreamWorks Animation to us, which was primarily a noncash transaction (see Note 4 for additional information)

During 2015:

•	we acquired $287 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed the net assets of $252 million related to an acquired business, which was a noncash transaction

•	we assumed liabilities related to the Universal Studios Japan transaction (see Note 4 for additional information)

During 2014:

•	we acquired $148 million of property and equipment and intangible assets that were accrued but unpaid

163	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

Note 15: Commitments and Contingencies

Commitments

We enter into long-term commitments with third parties in the ordinary course of our business, including commitments to acquire film and television programming, obligations under various creative talent agreements, and various other television-related commitments. Many of our employees, including writers, directors, actors, technical and production personnel, and others, as well as some of our on-air and creative talent, are covered by collective bargaining agreements or works councils. As of December 31, 2016, the total number of full-time, part-time and hourly employees on our payroll covered by collective bargaining agreements was 8,500 full-time equivalent employees. Approximately 15% of these full-time equivalent employees were covered by collective bargaining agreements that have expired or are scheduled to expire during 2017.

The table below summarizes our minimum annual programming and talent commitments and our minimum annual rental commitments for office space and equipment under operating leases. Programming and talent commitments include acquired film and television programming, including U.S. broadcast rights to the Olympic Games through 2032, Sunday Night Football through the 2022-23 season, Thursday Night Football through the 2017-18 season, certain NASCAR events through 2024 and other programming commitments, as well as various contracts with creative talent.

As of December 31, 2016 (in millions)	Programming and Talent Commitments	Operating Leases
2017	$5,213	$198
2018	$4,876	$182
2019	$3,503	$173
2020	$4,587	$163
2021	$3,177	$147
Thereafter	$20,847	$1,238

The table below presents our rental expense charged to operations.

Year ended December 31 (in millions)	2016	2015	2014
Rental expense	$259	$213	$222

Contractual Obligation

We are party to a contractual obligation that involves an interest held by a third party in the revenue of certain theme parks. The arrangement provides the counterparty with the right to periodic payments associated with current period revenue and, beginning in June 2017, the option to require NBCUniversal to purchase the interest for cash in an amount based on a contractual formula. The contractual formula is based on an average of specified historical theme park revenue at the time of exercise, which amount could be significantly higher than our carrying value. As of December 31, 2016, our carrying value was $1.1 billion, and if the option had been exercisable as of December 31, 2016, the estimated value of the contractual obligation would have been approximately $1.4 billion, based on inputs to the contractual formula as of that date.

Comcast 2016 Annual Report on Form 10-K	164

NBCUniversal Media, LLC

Note 16: Financial Data by Business Segment

We present our operations in four reportable business segments: Cable Networks, Broadcast Television, Filmed Entertainment and Theme Parks. Our financial data by reportable business segment is presented in the tables below. We do not present a measure of total assets for our reportable business segments as this information is not used by management to allocate resources and capital.

(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
2016
Cable Networks(a)	$10,464	$3,709	$745	$2,964	$32	$20
Broadcast Television(a)	10,147	1,320	125	1,195	153	19
Filmed Entertainment	6,360	697	47	650	33	16
Theme Parks	4,946	2,190	512	1,678	922	72
Headquarters and Other(b)	20	(699)	376	(1,075)	312	156
Eliminations(c)	(344)	10	—	10	—	—
Total	$31,593	$7,227	$1,805	$5,422	$1,452	$283

(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
2015
Cable Networks	$9,628	$3,499	$784	$2,715	$44	$22
Broadcast Television(a)	8,530	780	111	669	117	17
Filmed Entertainment	7,287	1,234	26	1,208	14	20
Theme Parks	3,339	1,464	292	1,172	833	54
Headquarters and Other(b)	14	(625)	326	(951)	378	98
Eliminations(c)	(336)	6	—	6	—	—
Total	$28,462	$6,358	$1,539	$4,819	$1,386	$211

(in millions)	Revenue(d)	Operating Income (Loss) Before Depreciation and Amortization(e)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
2014
Cable Networks(a)	$9,563	$3,589	$748	$2,841	$49	$21
Broadcast Television(a)	8,542	734	127	607	76	12
Filmed Entertainment	5,008	711	21	690	11	7
Theme Parks	2,623	1,096	273	823	671	15
Headquarters and Other(b)	13	(613)	326	(939)	414	75
Eliminations(c)	(321)	71	—	71	—	—
Total	$25,428	$5,588	$1,495	$4,093	$1,221	$130

165	Comcast 2016 Annual Report on Form 10-K

NBCUniversal Media, LLC

(a)

The revenue and operating costs and expenses associated with our broadcast of the 2016 Rio Olympics and 2014 Sochi Olympics were reported in our Cable Networks and Broadcast Television segments. The revenue and operating costs and expenses associated with our broadcast of the 2015 Super Bowl were reported in our Broadcast Television segment.

(b)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

Year ended December 31 (in millions)	2016	2015	2014
Revenue:
United States	$25,076	$22,663	$20,995
Foreign	$6,517	$5,799	$4,433

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

Comcast 2016 Annual Report on Form 10-K	166

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

Comcast Corporation

Philadelphia, Pennsylvania

We have audited the consolidated financial statements of Comcast Corporation and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and the Company’s internal control over financial reporting as of December 31, 2016, and have issued our report thereon dated February 3, 2017; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

Philadelphia, Pennsylvania

February 3, 2017

167	Comcast 2016 Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

To the Member of NBCUniversal Media, LLC

New York, New York

We have audited the consolidated financial statements of NBCUniversal Media, LLC and subsidiaries (the “Company”) as of December 31, 2016 and 2015, and for each of the three years in the period ended December 31, 2016, and have issued our report thereon dated February 3, 2017; such report is included elsewhere in this Form 10-K. Our audits also included the consolidated financial statement schedule of the Company listed in Item 15. This consolidated financial statement schedule is the responsibility of the Company’s management. Our responsibility is to express an opinion based on our audits. In our opinion, such consolidated financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Deloitte & Touche LLP

New York, New York

February 3, 2017

Comcast 2016 Annual Report on Form 10-K	168

Comcast Corporation and Subsidiaries

Schedule II – Valuation and Qualifying Accounts

Year ended December 31, 2016, 2015 and 2014

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(a)	Deductions from Reserves(a)	Balance at End of Year
2016
Allowance for doubtful accounts	$226	$86	$62	$250
Allowance for returns and customer incentives	473	1,041	1,097	417
Valuation allowance on deferred tax assets	342	23	99	266
2015
Allowance for doubtful accounts	$205	$166	$145	$226
Allowance for returns and customer incentives	359	1,236	1,122	473
Valuation allowance on deferred tax assets	375	4	37	342
2014
Allowance for doubtful accounts	$221	$162	$178	$205
Allowance for returns and customer incentives	375	932	948	359
Valuation allowance on deferred tax assets	405	33	63	375

NBCUniversal Media, LLC

Schedule II – Valuation and Qualifying Accounts

Year ended December 31, 2016, 2015 and 2014

Year Ended December 31 (in millions)	Balance at Beginning of Year	Additions Charged to Costs and Expenses(a)	Deductions from Reserves(a)	Balance at End of Year
2016
Allowance for doubtful accounts	$69	$26	$11	$84
Allowance for returns and customer incentives	469	1,040	1,096	413
Valuation allowance on deferred tax assets	71	23	22	72
2015
Allowance for doubtful accounts	$60	$27	$18	$69
Allowance for returns and customer incentives	356	1,233	1,120	469
Valuation allowance on deferred tax assets	87	4	20	71
2014
Allowance for doubtful accounts	$65	$11	$16	$60
Allowance for returns and customer incentives	372	930	946	356
Valuation allowance on deferred tax assets	60	33	6	87

(a)	Additions and deductions related to allowance for returns and customer incentives include amounts for distribution on behalf of third parties.

169	Comcast 2016 Annual Report on Form 10-K