Form 10-Q
period 2017-03-31
COMCAST CORP; NBCUniversal Media, LLC
filed 2017-04-27
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended March 31, 2017
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
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Comcast Corporation	Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐	Emerging growth company	☐
NBCUniversal Media, LLC	Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark whether the Registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.

Comcast Corporation	☐
NBCUniversal Media, LLC	☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).

Comcast Corporation	Yes	☐	No	☒
NBCUniversal Media, LLC	Yes	☐	No	☒
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date:
As of March 31, 2017, there were 4,733,512,494 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.
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
This Quarterly Report on Form 10-Q is for the three months ended March 31, 2017. This Quarterly Report modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report.
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
Our businesses may be affected by, among other things, the following:

•	our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively

•	changes in consumer behavior driven by new technologies and distribution platforms for viewing content may adversely affect our businesses and challenge existing business models

•	a decline in advertisers’ expenditures or changes in advertising markets could negatively impact our businesses

•	our businesses depend on keeping pace with technological developments

•	we are subject to regulation by federal, state, local and foreign authorities, which may impose additional costs and restrictions on our businesses

•	changes to existing statutes, rules, regulations, or interpretations thereof, or adoption of new ones, could have an adverse effect on our businesses

•	programming expenses for our video services are increasing, which could adversely affect our Cable Communications segment’s video business

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

•	we may be unable to obtain necessary hardware, software and operational support

•	weak economic conditions may have a negative impact on our businesses

•	our businesses depend on using and protecting certain intellectual property rights and on not infringing the intellectual property rights of others

•	acquisitions and other strategic initiatives, including the launch of our wireless phone service, present many risks, and we may not realize the financial and strategic goals that we had contemplated

•	labor disputes, whether involving employees or sports organizations, may disrupt our operations and adversely affect our businesses

•	the loss of key management personnel or popular on-air and creative talent could have an adverse effect on our businesses

•	we face risks relating to doing business internationally that could adversely affect our businesses

•
our Class B common stock has substantial voting rights and separate approval rights over several potentially material transactions, and our Chairman and CEO has considerable influence over our company through his beneficial ownership of our Class B common stock

PART I: FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,022	$3,301
Receivables, net	7,525	7,955
Programming rights	1,479	1,250
Other current assets	2,219	3,855
Total current assets	15,245	16,361
Film and television costs	6,968	7,252
Investments	5,938	5,247
Property and equipment, net of accumulated depreciation of $49,991 and $49,694	36,626	36,253
Franchise rights	59,364	59,364
Goodwill	36,592	35,980
Other intangible assets, net of accumulated amortization of $11,442 and $11,013	19,014	17,274
Other noncurrent assets, net	2,732	2,769
Total assets	$182,479	$180,500
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,658	$6,915
Accrued participations and residuals	1,811	1,726
Deferred revenue	1,234	1,132
Accrued expenses and other current liabilities	5,862	6,282
Current portion of long-term debt	3,509	5,480
Total current liabilities	19,074	21,535
Long-term debt, less current portion	58,276	55,566
Deferred income taxes	35,348	34,854
Other noncurrent liabilities	10,677	10,925
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,456	1,446
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,606,303,522 and 5,614,950,039; outstanding, 4,733,512,494 and 4,742,159,011	56	56
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	38,115	38,230
Retained earnings	24,063	23,076
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	342	98
Total Comcast Corporation shareholders’ equity	55,059	53,943
Noncontrolling interests	2,589	2,231
Total equity	57,648	56,174
Total liabilities and equity	$182,479	$180,500
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31
(in millions, except per share data)	2017	2016
Revenue	$20,463	$18,790
Costs and Expenses:
Programming and production	6,074	5,431
Other operating and administrative	5,827	5,526
Advertising, marketing and promotion	1,530	1,466
Depreciation	1,915	1,785
Amortization	587	493
	15,933	14,701
Operating income	4,530	4,089
Other Income (Expense):
Interest expense	(755)	(703)
Investment income (loss), net	59	30
Equity in net income (losses) of investees, net	36	(11)
Other income (expense), net	35	130
	(625)	(554)
Income before income taxes	3,905	3,535
Income tax expense	(1,258)	(1,311)
Net income	2,647	2,224
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(81)	(90)
Net income attributable to Comcast Corporation	$2,566	$2,134
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.54	$0.44
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.53	$0.43
Dividends declared per common share	$0.1575	$0.1375
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2017	2016
Net income	$2,647	$2,224
Unrealized gains (losses) on marketable securities, net of deferred taxes of $(61) and $(1)	104	2
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(4) and $18	7	(31)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $— and $1	—	(1)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $— and $(10)	—	17
Employee benefit obligations, net of deferred taxes of $(37) and $(2)	63	2
Currency translation adjustments, net of deferred taxes of $(41) and $(58)	157	238
Comprehensive income	2,978	2,451
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(81)	(90)
Other comprehensive (income) loss attributable to noncontrolling interests	(87)	(137)
Comprehensive income attributable to Comcast Corporation	$2,810	$2,224
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31
(in millions)	2017	2016
Net cash provided by operating activities	$5,656	$5,399
Investing Activities
Capital expenditures	(2,078)	(1,885)
Cash paid for intangible assets	(416)	(378)
Acquisitions and construction of real estate properties	(130)	(140)
Acquisitions, net of cash acquired	(216)	(24)
Proceeds from sales of investments	51	110
Purchases of investments	(1,062)	(448)
Other	57	56
Net cash provided by (used in) investing activities	(3,794)	(2,709)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,893)	(538)
Proceeds from borrowings	3,500	3,323
Repurchases and repayments of debt	(1,059)	(48)
Repurchases of common stock under repurchase program and employee plans	(996)	(1,427)
Dividends paid	(657)	(611)
Issuances of common stock	—	12
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(72)	(77)
Other	36	9
Net cash provided by (used in) financing activities	(1,141)	643
Increase (decrease) in cash and cash equivalents	721	3,333
Cash and cash equivalents, beginning of period	3,301	2,295
Cash and cash equivalents, end of period	$4,022	$5,628
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	B
Balance, December 31, 2015	$1,221	$57	$—	$38,490	$21,413	$(7,517)	$(174)	$1,709	$53,978
Stock compensation plans				228					228
Repurchases of common stock under repurchase program and employee plans				(310)	(1,127)				(1,437)
Employee stock purchase plans				33					33
Dividends declared					(670)				(670)
Other comprehensive income (loss)							90	137	227
Contributions from (distributions to) noncontrolling interests, net	(5)							(36)	(36)
Other	(10)			(5)					(5)
Net income (loss)	30				2,134			60	2,194
Balance, March 31, 2016	$1,236	$57	$—	$38,436	$21,750	$(7,517)	$(84)	$1,870	$54,512
Balance, December 31, 2016	$1,446	$56	$—	$38,230	$23,076	$(7,517)	$98	$2,231	$56,174
Stock compensation plans				114					114
Repurchases of common stock under repurchase program and employee plans				(178)	(828)				(1,006)
Employee stock purchase plans				39					39
Dividends declared					(751)				(751)
Other comprehensive income (loss)							244	87	331
Contributions from (distributions to) noncontrolling interests, net	(8)							(34)	(34)
Other	(11)			(90)				253	163
Net income (loss)	29				2,566			52	2,618
Balance, March 31, 2017	$1,456	$56	$—	$38,115	$24,063	$(7,517)	$342	$2,589	$57,648
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2016 Annual Report on Form 10-K.
Stock Split
On January 24, 2017, our Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend that was distributed on February 17, 2017 to shareholders of record as of February 8, 2017. The stock split was in the form of one additional share for every share held and was payable in shares of Class A common stock on the existing Class A common stock and Class B common stock. All share-based data, including the number of shares outstanding and per share amounts, have been adjusted to reflect the stock split for all periods presented.
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year period to conform to classifications used in 2017.
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
We have reviewed a majority of our revenue arrangements and expect our review to be completed in the second quarter of 2017. As a result of our review, we do not expect any material impact on our financial position or results of operations. However, we do expect that the new standard will impact the timing of recognition for (1) our Cable Communications segment’s installation revenue and commission expenses, which upon adoption will be recognized as revenue and costs over a period of time instead of immediately, and (2) our Cable Networks, Broadcast Television and Filmed Entertainment segments’ content licensing revenue associated with renewals or extensions of existing program licensing agreements, which upon adoption will be recognized as revenue when the licensed content becomes available under the renewal or extension instead of when the agreement is renewed or extended. The updated guidance also requires additional disclosures regarding our revenue transactions.
The updated guidance provides companies with alternative methods of adoption and we are in the process of determining our method of adoption, which depends in part upon our completion of the evaluation of our remaining revenue arrangements.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings in the year the guidance is adopted with certain exceptions. If we had adopted the provisions of the updated guidance as of January 1, 2017 for our equity investments classified as available-for-sale securities, net income attributable to Comcast Corporation would have increased by $104 million for the three months ended March 31, 2017. We are currently in the process of determining the impact that the updated accounting guidance will have on our cost method investments.

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
Share-Based Compensation
In March 2016, the FASB updated the accounting guidance that affects several aspects of the accounting for share-based compensation. The most significant change for us relates to the presentation of the income and withholding tax consequences of share-based compensation in our consolidated financial statements. Among the changes, the updated guidance requires that the excess income tax benefits or deficiencies that arise when the tax consequences of share-based compensation differ from amounts previously recognized in the statement of income be recognized as income tax benefit or expense in the statement of income rather than as additional paid-in capital in the balance sheet. The guidance also states that excess income tax benefits should not be presented separately from other income taxes in the statement of cash flows and, thus, should be classified as an operating activity rather than a financing activity as they were under the prior guidance. In addition, the updated guidance requires that, when an employer withholds shares upon exercise of options or the vesting of restricted stock for the purpose of meeting withholding tax requirements, the cash paid for withholding taxes be classified as a financing activity and we include these amounts in the caption “repurchases of common stock under repurchase program and employee plans” in our consolidated statement of cash flows. We previously recorded these amounts as operating activities.
We adopted the updated guidance as of January 1, 2017 and as required, we prospectively adopted the provisions that relate to the recognition of the excess income tax benefits or deficiencies in the statement of income. The excess tax benefits resulted in a decrease to income tax expense of $139 million and an increase to diluted earnings per common share attributable to Comcast Corporation shareholders of $0.03 for the three months ended March 31, 2017. The prior year period in our consolidated statement of income was not adjusted as a result of these provisions.
In addition, we retrospectively adopted the provisions of this guidance related to changes to the statement of cash flows for all periods presented. This resulted in increases to net cash provided by operating activities and decreases to net cash provided by (used in) financing activities of $385 million and $289 million for the three months ended March 31, 2017 and 2016, respectively.
Note 3: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended March 31
	2017			2016
(in millions, except per share amounts)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,566	4,747	$0.54	$2,134	4,868	$0.44
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		85			57
Diluted EPS attributable to Comcast Corporation shareholders	$2,566	4,832	$0.53	$2,134	4,925	$0.43
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three months ended March 31, 2017 and 2016.

Comcast Corporation

Note 4: Significant Transactions
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission (“FCC”) announced the results of its spectrum auction. In the auction, NBCUniversal agreed to relinquish FCC licenses for spectrum in the New York, Philadelphia and Chicago designated market areas (“DMAs”) and will receive proceeds of $482 million. As of March 31, 2017, the book value of these licenses was $144 million and was recorded in other current assets in the condensed consolidated balance sheet. NBCUniversal will share broadcast signals for its NBC and Telemundo stations in these DMAs. In connection with the auction, we also agreed to acquire $1.7 billion of spectrum. We had previously made a deposit of $1.8 billion to participate in the auction, which was recorded in other intangible assets in the condensed consolidated balance sheet as of March 31, 2017.
Universal Studios Japan
On April 6, 2017, we acquired the remaining interests in Universal Studios Japan that we did not already own for approximately $2.3 billion. The acquisition was funded through cash on hand and borrowings under our commercial paper program. During the second quarter of 2017, we obtained commitments from lenders to refinance the Universal Studios Japan term loans, which we expect will, among other things, increase the borrowings, extend the maturity date and include a guarantee from us. We expect to use a portion of the Universal Studios Japan term loans proceeds to repay a portion of amounts outstanding under our commercial paper program.
DreamWorks Animation
On August 22, 2016, we acquired all of the outstanding stock of DreamWorks Animation for $3.8 billion. DreamWorks Animation’s stockholders received $41 in cash for each share of DreamWorks Animation common stock. DreamWorks Animation creates animated feature films, television series and specials, live entertainment, and related consumer products. The results of operations for DreamWorks Animation are reported in our Filmed Entertainment segment following the acquisition date.
Preliminary Allocation of Purchase Price
The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on preliminary valuation analyses. In valuing acquired assets and liabilities, fair value estimates were primarily based on Level 3 inputs, including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. Further, we recorded the deferred income taxes based on our estimates of the tax basis of the acquired net assets and the valuation allowances based on the expected use of net operating loss carryforwards. The goodwill is not deductible for tax purposes. During the three months ended March 31, 2017, we updated the preliminary allocation of purchase price for DreamWorks Animation, which primarily resulted in increases to intangible assets, noncontrolling interests and goodwill and a decrease in deferred income tax assets. The changes did not have a material impact on our condensed consolidated financial statements. We may adjust these amounts further as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.
The table below presents the preliminary allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Preliminary Allocation of Purchase Price
(in millions)
Film and television costs	$854
Intangible assets	362
Working capital	232
Debt	(381)
Tax receivable agreement	(146)
Deferred income taxes	293
Other noncurrent assets and liabilities	114
Identifiable net assets (liabilities) acquired	1,328
Noncontrolling interests	(337)
Goodwill	2,782
Cash consideration transferred	$3,773

Comcast Corporation

The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our condensed consolidated statement of cash flows in the third quarter of 2016. In addition, we repaid all of the assumed debt of DreamWorks Animation in the third quarter of 2016.
Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for the three months ended March 31, 2017.
Note 5: Film and Television Costs

(in millions)	March 31, 2017	December 31, 2016
Film Costs:
Released, less amortization	$1,657	$1,750
Completed, not released	469	50
In production and in development	982	1,310
	3,108	3,110
Television Costs:
Released, less amortization	2,008	1,953
In production and in development	729	853
	2,737	2,806
Programming rights, less amortization	2,602	2,586
	8,447	8,502
Less: Current portion of programming rights	1,479	1,250
Film and television costs	$6,968	$7,252
Note 6: Investments

(in millions)	March 31, 2017	December 31, 2016
Fair Value Method:
Snap	$662	$—
Other	161	198
	823	198
Equity Method:
Atairos	1,624	1,601
Hulu	171	225
Other	631	550
	2,426	2,376
Cost Method:
AirTouch	1,602	1,599
BuzzFeed	400	400
Other	698	771
	2,700	2,770
Total investments	5,949	5,344
Less: Current investments	11	97
Noncurrent investments	$5,938	$5,247
Investment Income (Loss), Net

	Three Months Ended March 31
(in millions)	2017	2016
Gains (losses) on sales and exchanges of investments, net	$(1)	$2
Investment impairment losses	(4)	(20)
Interest and dividend income	33	29
Other, net	31	19
Investment income (loss), net	$59	$30

Comcast Corporation

Fair Value Method
Snap
In March 2017, we acquired an interest in Snap Inc. for $500 million as part of its initial public offering, which we have classified as available for sale. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images.
Equity Method
Atairos
For the three months ended March 31, 2017, we made cash capital contributions totaling $457 million to Atairos Group, Inc., which included amounts accrued as of December 31, 2016. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three months ended March 31, 2017, we recognized our share of Atairos income of $57 million. For the three months ended March 31, 2016, we recognized our share of Atairos losses of $15 million.
The Weather Channel
In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net for the three months ended March 31, 2016.
Cost Method
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of March 31, 2017, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.8 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
Note 7: Long-Term Debt
As of March 31, 2017, our debt had a carrying value of $61.8 billion and an estimated fair value of $66.7 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
In March 2017, we issued $1.005 billion aggregate principal amount of 4.45% senior notes due 2047. In January 2017, we issued $1.25 billion aggregate principal amount of 3.00% senior notes due 2024 and $1.25 billion aggregate principal amount of 3.30% senior notes due 2027.
In January 2017, we repaid at maturity $1.0 billion aggregate principal amount of 6.50% senior notes due 2017.
Revolving Credit Facilities
As of March 31, 2017, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.4 billion, which included $585 million available under NBCUniversal Enterprise’s revolving credit facility.
Commercial Paper Programs
As of March 31, 2017, NBCUniversal Enterprise had $915 million face amount of commercial paper outstanding. Comcast had no commercial paper outstanding.
Note 8: Share-Based Compensation
Our share-based compensation plans consist primarily of awards of RSUs and stock options to certain employees and directors as part of our approach to long-term incentive compensation. Additionally, through our employee stock purchase plans, employees are able to purchase shares of our common stock at a discount through payroll deductions.

Comcast Corporation

In March 2017, we granted 10.6 million RSUs and 39.1 million stock options related to our annual management awards. The weighted-average fair values associated with these grants were $37.42 per RSU and $7.01 per stock option.
Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2017	2016
Restricted share units	$74	$70
Stock options	40	37
Employee stock purchase plans	10	8
Total	$124	$115
As of March 31, 2017, we had unrecognized pretax compensation expense of $1.0 billion and $569 million related to nonvested RSUs and nonvested stock options, respectively.
Note 9: Supplemental Financial Information
Receivables

(in millions)	March 31, 2017	December 31, 2016
Receivables, gross	$8,111	$8,622
Less: Allowance for returns and customer incentives	347	417
Less: Allowance for doubtful accounts	239	250
Receivables, net	$7,525	$7,955
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2017	March 31, 2016
Unrealized gains (losses) on marketable securities	$104	$2
Deferred gains (losses) on cash flow hedges	(7)	(60)
Unrecognized gains (losses) on employee benefit obligations	282	8
Cumulative translation adjustments	(37)	(34)
Accumulated other comprehensive income (loss), net of deferred taxes	$342	$(84)
Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2017	2016
Net income	$2,647	$2,224
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	2,502	2,278
Share-based compensation	173	153
Noncash interest expense (income), net	58	55
Equity in net (income) losses of investees, net	(36)	11
Cash received from investees	17	16
Net (gain) loss on investment activity and other	(53)	(126)
Deferred income taxes	265	217
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	465	562
Film and television costs, net	46	(80)
Accounts payable and accrued expenses related to trade creditors	(190)	12
Other operating assets and liabilities	(238)	77
Net cash provided by operating activities	$5,656	$5,399

Comcast Corporation

Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2017	2016
Interest	$895	$723
Income taxes	$132	$190
Noncash Investing and Financing Activities
During the three months ended March 31, 2017:

•	we acquired $1.2 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $747 million for a quarterly cash dividend of $0.1575 per common share to be paid in April 2017
Note 10: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
As of March 31, 2017, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $763 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
Contingencies
We are a defendant in a lawsuit filed in December 2011 by Sprint Communications Company L.P. (“Sprint”) in the United States District Court for the District of Kansas. Sprint’s initial complaint alleged that Comcast Digital Voice and XFINITY Voice infringe twelve Sprint patents covering various aspects of a telecommunications system. In March 2015, Sprint withdrew its allegations of infringement for two of the patents. In December 2016, the Court granted summary judgment for Comcast with respect to non-infringement of one of the patents and granted summary judgment for Sprint of one of the patents as to infringement, but not as to the patent’s validity, with respect to some but not all of Comcast’s accused telecommunications systems. In January 2017, the Court entered judgment in favor of Comcast on Sprint’s claims for infringement of two of the patents. In March 2017, Sprint indicated that it would not proceed to trial on three of the patents. Trial with respect to the four remaining patents, including the patent for which the Court granted partial summary judgment to Sprint, is set to begin in late October 2017. Sprint seeks approximately $950 million in damages, plus pre-judgment interest. Sprint has further indicated that it may seek to add an allegation that Comcast willfully infringed Sprint’s patents and should be subject to increased damages, which could as much as triple the amount of any damages awarded.
We believe the claims in the Sprint lawsuit are without merit and are defending the action vigorously. We cannot predict the outcome of the Sprint lawsuit, estimate a range of possible loss or determine how the final resolution of the action would affect our results of operations or cash flows for any one period or our consolidated financial position. In addition, as any action nears a trial, there is an increased possibility that the action may be settled by the parties. Nevertheless, we do not expect the final disposition of the Sprint lawsuit to have a material adverse effect on our consolidated financial position, but it could be material to our consolidated results of operations or cash flows for any one period.
We also are a defendant in several unrelated lawsuits claiming infringement of various patents relating to various aspects of our businesses. In certain of these cases, other industry participants are also defendants, and also in certain of these cases, we expect that any potential liability would be in part or in whole the responsibility of our equipment and technology vendors under applicable contractual indemnification provisions, including the Sprint lawsuit above. In addition, we are subject to other legal proceedings and claims that arise in the ordinary course of our business. While the amount of ultimate liability with respect to such actions is not expected to materially affect our results of operations, cash flows or financial position, any litigation resulting from any such legal proceedings or claims could be time-consuming and injure our reputation.

Comcast Corporation

Note 11: Financial Data by Business Segment
We present our operations in five reportable business segments:

•
Cable Communications: Consists of the operations of Comcast Cable, which is one of the nation’s largest providers of video, high-speed Internet, voice, and security and automation services to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising.

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

•
Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide; our films are also produced under the Illumination, Focus Features and DreamWorks Animation names.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan.
We use Adjusted EBITDA (formerly operating income before depreciation and amortization) to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation below Adjusted EBITDA are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2017
(in millions)	Revenue(e)	Adjusted EBITDA(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$12,912	$5,198	$1,980	$3,218	$1,781	$352
NBCUniversal
Cable Networks	2,641	1,116	214	902	2	3
Broadcast Television	2,208	322	32	290	29	3
Filmed Entertainment	1,981	368	21	347	10	5
Theme Parks	1,118	397	142	255	229	13
Headquarters and Other(b)	8	(185)	99	(284)	15	31
Eliminations(c)	(88)	(1)	—	(1)	—	—
NBCUniversal	7,868	2,017	508	1,509	285	55
Corporate and Other(d)	208	(194)	14	(208)	12	9
Eliminations(c)	(525)	11	—	11	—	—
Comcast Consolidated	$20,463	$7,032	$2,502	$4,530	$2,078	$416

	Three Months Ended March 31, 2016
(in millions)	Revenue(e)	Adjusted EBITDA(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$12,204	$4,889	$1,843	$3,046	$1,576	$324
NBCUniversal
Cable Networks	2,453	956	190	766	1	1
Broadcast Television	2,084	284	32	252	19	3
Filmed Entertainment	1,383	167	8	159	3	3
Theme Parks	1,026	375	98	277	200	9
Headquarters and Other(b)	3	(160)	86	(246)	72	36
Eliminations(c)	(88)	—	—	—	—	—
NBCUniversal	6,861	1,622	414	1,208	295	52
Corporate and Other(d)	199	(154)	21	(175)	14	2
Eliminations(c)	(474)	10	—	10	—	—
Comcast Consolidated	$18,790	$6,367	$2,278	$4,089	$1,885	$378

Comcast Corporation

(a)	For the three months ended March 31, 2017 and 2016, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended March 31
	2017	2016
Residential:
Video	44.7%	45.4%
High-speed Internet	27.9%	26.8%
Voice	6.7%	7.3%
Business services	11.5%	10.7%
Advertising	4.0%	4.5%
Other	5.2%	5.3%
Total	100.0%	100.0%
Subscription revenue received from customers who purchase bundled services at a discounted rate is allocated proportionally to each cable service based on the individual service’s price on a stand-alone basis.
For the three months ended March 31, 2017 and 2016, 2.8% and 2.9%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees.

(b)	NBCUniversal Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(c)	Included in Eliminations are transactions that our segments enter into with one another. The most common types of transactions are the following:

•	our Cable Networks segment generates revenue by selling programming to our Cable Communications segment, which represents a substantial majority of the revenue elimination amount

•	our Broadcast Television segment generates revenue from the fees received under retransmission consent agreements with our Cable Communications segment

•	our Cable Communications segment generates revenue by selling advertising and by selling the use of satellite feeds to our Cable Networks segment

•	our Filmed Entertainment and Broadcast Television segments generate revenue from the licensing of film and television content to our Cable Networks segment

(d)
Corporate and Other activities include costs associated with overhead and personnel, the costs of corporate initiatives and branding, including our new wireless phone service, and the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

(e)	No single customer accounted for a significant amount of revenue in any period.

(f)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, other income (expense) items, net, and depreciation and amortization, and excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets, if any. Other income (expense) items, net include interest expense, investment income (loss), equity in net income (losses) of investees, and other income (expense), net (as stated in our condensed consolidated statement of income). This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital and tax structures and by our investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended March 31
(in millions)	2017	2016
Adjusted EBITDA	$7,032	$6,367
Depreciation	(1,915)	(1,785)
Amortization	(587)	(493)
Other income (expense) items, net	(625)	(554)
Income before income taxes	$3,905	$3,535

Comcast Corporation

Note 12: Condensed Consolidating Financial Information
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
Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029 or the $3.4 billion of Universal Studios Japan term loans.

Comcast Corporation

Condensed Consolidating Balance Sheet
March 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$270	$3,752	$—	$4,022
Receivables, net	—	—	—	—	7,525	—	7,525
Programming rights	—	—	—	—	1,479	—	1,479
Other current assets	96	—	—	60	2,063	—	2,219
Total current assets	96	—	—	330	14,819	—	15,245
Film and television costs	—	—	—	—	6,968	—	6,968
Investments	84	—	10	657	5,187	—	5,938
Investments in and amounts due from subsidiaries eliminated upon consolidation	100,103	123,806	120,362	49,537	104,918	(498,726)	—
Property and equipment, net	364	—	—	—	36,262	—	36,626
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	36,592	—	36,592
Other intangible assets, net	12	—	—	—	19,002	—	19,014
Other noncurrent assets, net	1,115	666	—	80	1,876	(1,005)	2,732
Total assets	$101,774	$124,472	$120,372	$50,604	$284,988	$(499,731)	$182,479
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$17	$—	$—	$—	$6,641	$—	$6,658
Accrued participations and residuals	—	—	—	—	1,811	—	1,811
Accrued expenses and other current liabilities	1,582	—	211	361	4,942	—	7,096
Current portion of long-term debt	1,905	—	550	4	1,050	—	3,509
Total current liabilities	3,504	—	761	365	14,444	—	19,074
Long-term debt, less current portion	40,711	143	2,100	8,204	7,118	—	58,276
Deferred income taxes	—	524	—	69	35,760	(1,005)	35,348
Other noncurrent liabilities	2,500	—	—	1,103	7,074	—	10,677
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,456	—	1,456
Equity:
Common stock	56	—	—	—	—	—	56
Other shareholders’ equity	55,003	123,805	117,511	40,863	216,547	(498,726)	55,003
Total Comcast Corporation shareholders’ equity	55,059	123,805	117,511	40,863	216,547	(498,726)	55,059
Noncontrolling interests	—	—	—	—	2,589	—	2,589
Total equity	55,059	123,805	117,511	40,863	219,136	(498,726)	57,648
Total liabilities and equity	$101,774	$124,472	$120,372	$50,604	$284,988	$(499,731)	$182,479

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$482	$2,819	$—	$3,301
Receivables, net	—	—	—	—	7,955	—	7,955
Programming rights	—	—	—	—	1,250	—	1,250
Other current assets	151	—	—	36	3,668	—	3,855
Total current assets	151	—	—	518	15,692	—	16,361
Film and television costs	—	—	—	—	7,252	—	7,252
Investments	75	—	—	651	4,521	—	5,247
Investments in and amounts due from subsidiaries eliminated upon consolidation	98,350	120,071	117,696	47,393	97,704	(481,214)	—
Property and equipment, net	298	—	—	—	35,955	—	36,253
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	35,980	—	35,980
Other intangible assets, net	13	—	—	—	17,261	—	17,274
Other noncurrent assets, net	1,138	638	—	89	1,921	(1,017)	2,769
Total assets	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$23	$—	$—	$—	$6,892	$—	$6,915
Accrued participations and residuals	—	—	—	—	1,726	—	1,726
Accrued expenses and other current liabilities	1,726	—	341	302	5,045	—	7,414
Current portion of long-term debt	3,739	—	550	4	1,187	—	5,480
Total current liabilities	5,488	—	891	306	14,850	—	21,535
Long-term debt, less current portion	38,123	141	2,100	8,208	6,994	—	55,566
Deferred income taxes	—	542	—	70	35,259	(1,017)	34,854
Other noncurrent liabilities	2,471	—	—	1,166	7,288	—	10,925
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,446	—	1,446
Equity:
Common stock	56	—	—	—	—	—	56
Other shareholders’ equity	53,887	120,026	114,705	38,901	207,582	(481,214)	53,887
Total Comcast Corporation shareholders’ equity	53,943	120,026	114,705	38,901	207,582	(481,214)	53,943
Noncontrolling interests	—	—	—	—	2,231	—	2,231
Total equity	53,943	120,026	114,705	38,901	209,813	(481,214)	56,174
Total liabilities and equity	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$20,463	$—	$20,463
Management fee revenue	275	—	270	—	—	(545)	—
	275	—	270	—	20,463	(545)	20,463
Costs and Expenses:
Programming and production	—	—	—	—	6,074	—	6,074
Other operating and administrative	170	—	270	306	5,626	(545)	5,827
Advertising, marketing and promotion	—	—	—	—	1,530	—	1,530
Depreciation	7	—	—	—	1,908	—	1,915
Amortization	2	—	—	—	585	—	587
	179	—	270	306	15,723	(545)	15,933
Operating income (loss)	96	—	—	(306)	4,740	—	4,530
Other Income (Expense):
Interest expense	(517)	(3)	(60)	(112)	(63)	—	(755)
Investment income (loss), net	1	28	—	(4)	34	—	59
Equity in net income (losses) of investees, net	2,839	2,650	2,320	1,597	1,236	(10,606)	36
Other income (expense), net	—	—	—	28	7	—	35
	2,323	2,675	2,260	1,509	1,214	(10,606)	(625)
Income (loss) before income taxes	2,419	2,675	2,260	1,203	5,954	(10,606)	3,905
Income tax (expense) benefit	147	(9)	21	(3)	(1,414)	—	(1,258)
Net income (loss)	2,566	2,666	2,281	1,200	4,540	(10,606)	2,647
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(81)	—	(81)
Net income (loss) attributable to Comcast Corporation	$2,566	$2,666	$2,281	$1,200	$4,459	$(10,606)	$2,566
Comprehensive income (loss) attributable to Comcast Corporation	$2,810	$2,716	$2,282	$1,406	$4,703	$(11,107)	$2,810

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended March 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$18,790	$—	$18,790
Management fee revenue	259	—	254	—	—	(513)	—
	259	—	254	—	18,790	(513)	18,790
Costs and Expenses:
Programming and production	—	—	—	—	5,431	—	5,431
Other operating and administrative	156	—	254	295	5,334	(513)	5,526
Advertising, marketing and promotion	—	—	—	—	1,466	—	1,466
Depreciation	8	—	—	—	1,777	—	1,785
Amortization	1	—	—	—	492	—	493
	165	—	254	295	14,500	(513)	14,701
Operating income (loss)	94	—	—	(295)	4,290	—	4,089
Other Income (Expense):
Interest expense	(451)	(3)	(59)	(117)	(73)	—	(703)
Investment income (loss), net	—	—	—	(2)	32	—	30
Equity in net income (losses) of investees, net	2,366	2,264	2,114	1,297	991	(9,043)	(11)
Other income (expense), net	—	—	—	124	6	—	130
	1,915	2,261	2,055	1,302	956	(9,043)	(554)
Income (loss) before income taxes	2,009	2,261	2,055	1,007	5,246	(9,043)	3,535
Income tax (expense) benefit	125	1	21	(5)	(1,453)	—	(1,311)
Net income (loss)	2,134	2,262	2,076	1,002	3,793	(9,043)	2,224
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(90)	—	(90)
Net income (loss) attributable to Comcast Corporation	$2,134	$2,262	$2,076	$1,002	$3,703	$(9,043)	$2,134
Comprehensive income (loss) attributable to Comcast Corporation	$2,224	$2,306	$2,078	$1,146	$3,705	$(9,235)	$2,224

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(453)	$(10)	$(168)	$(330)	$6,617	$—	$5,656
Investing Activities
Net transactions with affiliates	1,385	10	168	115	(1,678)	—	—
Capital expenditures	(1)	—	—	—	(2,077)	—	(2,078)
Cash paid for intangible assets	—	—	—	—	(416)	—	(416)
Acquisitions and construction of real estate properties	(69)	—	—	—	(61)	—	(130)
Acquisitions, net of cash acquired	—	—	—	—	(216)	—	(216)
Proceeds from sales of investments	—	—	—	10	41	—	51
Purchases of investments	(9)	—	—	(4)	(1,049)	—	(1,062)
Other	55	—	—	—	2	—	57
Net cash provided by (used in) investing activities	1,361	10	168	121	(5,454)	—	(3,794)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,739)	—	—	—	(154)	—	(1,893)
Proceeds from borrowings	3,500	—	—	—	—	—	3,500
Repurchases and repayments of debt	(1,000)	—	—	(3)	(56)	—	(1,059)
Repurchases of common stock under repurchase program and employee plans	(996)	—	—	—	—	—	(996)
Dividends paid	(657)	—	—	—	—	—	(657)
Issuances of common stock	—	—	—	—	—	—	—
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(72)	—	(72)
Other	(16)	—	—	—	52	—	36
Net cash provided by (used in) financing activities	(908)	—	—	(3)	(230)	—	(1,141)
Increase (decrease) in cash and cash equivalents	—	—	—	(212)	933	—	721
Cash and cash equivalents, beginning of period	—	—	—	482	2,819	—	3,301
Cash and cash equivalents, end of period	$—	$—	$—	$270	$3,752	$—	$4,022

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Three Months Ended March 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(201)	$—	$78	$(391)	$5,913	$—	$5,399
Investing Activities
Net transactions with affiliates	(679)	—	(78)	63	694	—	—
Capital expenditures	(3)	—	—	—	(1,882)	—	(1,885)
Cash paid for intangible assets	—	—	—	—	(378)	—	(378)
Acquisitions and construction of real estate properties	—	—	—	—	(140)	—	(140)
Acquisitions, net of cash acquired	—	—	—	—	(24)	—	(24)
Proceeds from sales of investments	—	—	—	101	9	—	110
Purchases of investments	(7)	—	—	—	(441)	—	(448)
Other	7	—	—	(5)	54	—	56
Net cash provided by (used in) investing activities	(682)	—	(78)	159	(2,108)	—	(2,709)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(400)	—	—	—	(138)	—	(538)
Proceeds from borrowings	3,323	—	—	—	—	—	3,323
Repurchases and repayments of debt	—	—	—	(4)	(44)	—	(48)
Repurchases of common stock under repurchase program and employee plans	(1,427)	—	—	—	—	—	(1,427)
Dividends paid	(611)	—	—	—	—	—	(611)
Issuances of common stock	12	—	—	—	—	—	12
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(77)	—	(77)
Other	(14)	—	—	—	23	—	9
Net cash provided by (used in) financing activities	883	—	—	(4)	(236)	—	643
Increase (decrease) in cash and cash equivalents	—	—	—	(236)	3,569	—	3,333
Cash and cash equivalents, beginning of period	—	—	—	414	1,881	—	2,295
Cash and cash equivalents, end of period	$—	$—	$—	$178	$5,450	$—	$5,628

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
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of video, high-speed Internet, voice, and security and automation services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising. As of March 31, 2017, our cable systems had 28.9 million total customer relationships, including 26.8 million residential and 2.1 million business customer relationships, and passed more than 56 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the three months ended March 31, 2017, our Cable Communications segment generated 63% of our consolidated revenue and 74% of the aggregate Adjusted EBITDA for our reportable business segments.
NBCUniversal Segments
NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, and owns and operates theme parks worldwide.
Cable Networks
Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks that provide a variety of entertainment, news and information, and sports content; our regional sports and news networks; our international cable networks; our cable television studio production operations; and related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to traditional and virtual multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming to cable and broadcast networks and subscription video on demand services, from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services such as iTunes, and from the licensing of programming by our cable television studio production operations to third-party networks and subscription video on demand services.
Broadcast Television
Our Broadcast Television segment consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, our broadcast television studio production operations, and related digital media properties. Our Broadcast Television segment generates revenue primarily from the sale of advertising on our broadcast networks, owned local broadcast television stations and related digital media properties; from the licensing of our owned programming by our broadcast television studio production operations to various distribution platforms, including to cable and broadcast networks as well as to subscription video on demand services; from the fees received under retransmission consent agreements and associated fees received from NBC-affiliated local broadcast television stations; and from the sale of our owned programming on DVDs and through digital distribution services.
Filmed Entertainment
Our Filmed Entertainment segment primarily produces, acquires, markets and distributes filmed entertainment worldwide, and it also develops, produces and licenses live stage plays. Our films are produced primarily under the Universal Pictures, Illumination, Focus Features and DreamWorks Animation names. Our Filmed Entertainment segment generates revenue primarily from the worldwide distribution of our produced and acquired films for exhibition in movie theaters, from the licensing of produced and acquired films through various distribution platforms, and from the sale of produced and acquired films on DVDs and through digital distribution services. Our Filmed Entertainment segment also generates revenue from producing and licensing live stage plays, from the distribution of filmed entertainment produced by third parties, and from Fandango, our movie ticketing and entertainment business.

Theme Parks
Our Theme Parks segment consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan. In addition, along with a consortium of Chinese state-owned companies, we are developing a theme park in China. Our Theme Parks segment generates revenue primarily from ticket sales and guest spending at our Universal theme parks.
Corporate and Other
Our other business interests consist primarily of the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.
We are also pursuing other business initiatives, such as a wireless phone service that we expect to launch in mid-2017 on a small scale to our residential cable customers using our virtual network operator rights to provide the service over Verizon’s wireless network and our existing network of in-home and outdoor Wi-Fi hotspots. We will offer the wireless phone service only as part of our bundled service offerings to residential customers subscribing to our high-speed Internet service within our cable distribution footprint, and may in the future also offer wireless phone service to our small business customers on similar terms. The wireless phone service will have success-based working capital requirements, primarily associated with the procurement of handsets, which customers will be able to pay for upfront or finance interest-free over 24 months, and other equipment.
Competition
The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services, and entertainment, news and information products and services, to consumers. For additional information on the competition our businesses face, see Item 1: Business included in our 2016 Annual Report on Form 10-K and refer to the “Competition” discussion within that section and see Item 1A: Risk Factors included in our 2016 Annual Report on Form 10-K and refer to the risk factors within that section entitled “Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by new technologies and distribution platforms for viewing content may adversely affect our businesses and challenge existing business models.”
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
Revenue in our Filmed Entertainment segment fluctuates due to the timing of the release of films in movie theaters, on DVDs and through various other distribution platforms. Release dates are determined by several factors, including competition and the timing of vacation and holiday periods. As a result, revenue tends to be seasonal, with increases experienced each year during the summer months and around the holiday season. Revenue in our Cable Networks, Broadcast Television and Filmed Entertainment segments also fluctuates due to the timing of when our content is made available to licensees.
Revenue in our Theme Parks segment fluctuates with changes in theme park attendance that result from the seasonal nature of vacation travel and weather variations, local entertainment offerings and the opening of new attractions, as well as with changes in currency exchange rates. Our theme parks generally experience peak attendance during the spring holiday period, the summer months when schools are closed and the holiday season.

Consolidated Operating Results

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016
Revenue	$20,463	$18,790	8.9%
Costs and Expenses:
Programming and production	6,074	5,431	11.8
Other operating and administrative	5,827	5,526	5.4
Advertising, marketing and promotion	1,530	1,466	4.4
Depreciation	1,915	1,785	7.3
Amortization	587	493	19.0
Operating income	4,530	4,089	10.8
Other income (expense) items, net	(625)	(554)	13.0
Income before income taxes	3,905	3,535	10.4
Income tax expense	(1,258)	(1,311)	(4.1)
Net income	2,647	2,224	19.0
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(81)	(90)	(10.2)
Net income attributable to Comcast Corporation	$2,566	$2,134	20.2%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.
Consolidated Revenue
All of our reportable business segments accounted for the increase in consolidated revenue for the three months ended March 31, 2017.
Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Our Cable Communications, Broadcast Television, Filmed Entertainment and Theme Parks segments accounted for substantially all of the increase in consolidated operating costs and expenses for the three months ended March 31, 2017.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses are discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Depreciation and Amortization

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016
Cable Communications	$1,980	$1,843	7.4%
NBCUniversal	508	414	22.8
Corporate and Other	14	21	(35.0)
Total	$2,502	$2,278	9.8%
Consolidated depreciation and amortization expense increased for the three months ended March 31, 2017 primarily due to increases in capital expenditures, as well as expenditures for software, in our Cable Communications segment in recent years. We continue to invest to increase our network capacity and in customer premise equipment, primarily for our X1 platform and cloud DVR technology and for wireless gateways. In addition, because these assets generally have shorter estimated useful lives, our depreciation expenses increased for the three months ended March 31, 2017. NBCUniversal depreciation and amortization expense also increased due to our investments in new attractions in our Theme Parks segment.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use Adjusted EBITDA (formerly operating income before depreciation and amortization) as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, other income (expense) items, net, and depreciation and amortization, and excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets, if any. Other income (expense) items, net include interest expense, investment income (loss), equity in net income (losses) of investees, and other income (expense), net (as stated in our condensed consolidated statement of income). This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital and tax structures and by our investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. We reconcile the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes in the business segment footnote to our condensed consolidated financial statements (see Note 11 to Comcast’s condensed consolidated financial statements and Note 10 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with generally accepted accounting principles in the United States.
To be consistent with our current management reporting presentation, certain 2016 operating results were reclassified within the Cable Communications segment.
Cable Communications Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Residential:
Video	$5,774	$5,538	$236	4.3%
High-speed Internet	3,606	3,275	331	10.1
Voice	863	896	(33)	(3.6)
Business services	1,490	1,311	179	13.6
Advertising	512	546	(34)	(6.3)
Other	667	638	29	4.4
Total revenue	12,912	12,204	708	5.8
Operating costs and expenses
Programming	3,228	2,891	337	11.7
Technical and product support	1,560	1,518	42	2.8
Customer service	621	628	(7)	(1.1)
Advertising, marketing and promotion	859	836	23	2.8
Franchise and other regulatory fees	381	365	16	4.4
Other	1,065	1,077	(12)	(1.1)
Total operating costs and expenses	7,714	7,315	399	5.5
Adjusted EBITDA	$5,198	$4,889	$309	6.3%

Customer Metrics

	Total Customers		Net Additional Customers
	March 31		Three Months Ended March 31
(in thousands, except per customer amounts)	2017	2016	2017	2016
Video
Video residential customers	21,520	21,422	32	37
Video business services customers	1,030	978	10	16
Total video customers	22,549	22,400	42	53
High-Speed Internet
High-speed Internet residential customers	23,224	22,013	397	403
High-speed Internet business services customers	1,907	1,754	32	35
Total high-speed Internet customers	25,131	23,767	429	438
Voice
Voice residential customers	10,520	10,516	(27)	80
Voice business services customers	1,162	1,061	22	22
Total voice customers	11,681	11,577	(5)	102
Security and Automation
Security and automation customers	957	668	66	56

Customer Relationships
Residential customer relationships	26,797	26,065	263	237
Business services customer relationships	2,078	1,921	34	34
Total customer relationships	28,875	27,986	297	271
Residential customer relationships mix
Single product customers	7,861	7,681	104	34
Double product customers	8,938	8,572	141	94
Triple and quad product customers	9,998	9,812	18	109
Average monthly total revenue per customer relationship	$149.83	$146.07
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Beginning in 2017, we include prepaid customers, which are customers who prepay for at least 30 days of service, in our customer metrics. Residential video and high-speed Internet total customers as of March 31, 2017 included 2,000 and 21,000, respectively, prepaid customers. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product, and triple and quad product customers represent residential customers that subscribe to one, two, or three and four of our cable services, respectively. In 2017, we began including customers subscribing to our security and automation services in customer relationship information. All periods presented have been adjusted for the inclusion of security and automation customers.
Cable Communications Segment—Revenue
Video
Video revenue increased 4.3% for the three months ended March 31, 2017 compared to the same period in 2016. The primary contributors to revenue growth were rate adjustments and an increase in the number of residential customers subscribing to additional services such as premium channels and advanced services. These contributors accounted for an increase in revenue of 3.8% for the three months ended March 31, 2017. We have in the past, and may in the future, experience declines in the number of residential video customers due to competitive pressures and the impact of rate adjustments.
High-Speed Internet
High-speed Internet revenue increased 10.1% for the three months ended March 31, 2017 compared to the same period in 2016. An increase in the number of residential customers receiving our high-speed Internet services accounted for an increase in revenue of 5.5% for the three months ended March 31, 2017. The remaining increase in revenue for the three months ended March 31, 2017 was primarily due to an increase in the number of customers receiving higher levels of service and the impact of rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet services and seek higher-speed offerings.
Voice
Voice revenue decreased 3.6% for the three months ended March 31, 2017 compared to the same period in 2016. The decrease was primarily due to the allocation of voice revenue for our customers who received bundled services. The amount allocated to voice revenue in the rate charged for bundled services decreased for the three months ended March 31, 2017 because video and high-speed Internet rates increased while voice rates remained relatively flat.
Business Services
Business services revenue increased 13.6% for the three months ended March 31, 2017 compared to the same period in 2016. The increase was primarily due to an increase in the number of small business customers, as well as continued growth in our medium-sized business services, including Ethernet network and advanced voice services. We believe the increase in the number of business customers is primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing, although the rate of growth in the number of our small business customers may slow as the business matures.
Advertising
Advertising revenue decreased 6.3% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to a decrease in political advertising revenue. Excluding political advertising revenue, advertising revenue decreased 2.3% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to decreases in national and local advertising markets.
For both the three months ended March 31, 2017 and 2016, 5% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 4.4% for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in revenue from our security and automation services and an increase in cable franchise and other regulatory fees.
Cable Communications Segment—Operating Costs and Expenses
Programming expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to the timing of contract renewals and other increases in programming license fees, including retransmission consent fees and sports programming costs.
Technical and product support expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to expenses related to the development, delivery and support of our X1 platform, cloud DVR technology and wireless gateways, and the continued growth in business services and security and automation services. The increase was also due to expenses related to investments to improve the customer experience.
Customer service expenses decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to reduced call volumes.
Advertising, marketing and promotion expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in spending associated with attracting new customers and encouraging existing customers to add additional or higher-tier services.
Franchise and other regulatory fees increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in the revenue to which the fees apply.
Other costs and expenses decreased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher administrative costs in the prior year period.
Cable Communications Segment—Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers. We expect that our programming expenses will continue to increase, which may negatively impact our operating margin. We will attempt to mitigate increases in operating costs and expenses by growing revenue, particularly in our high-speed Internet, video and business services businesses and through cost management.
Our operating margin for the three months ended March 31, 2017 and 2016 was 40.3% and 40.1%, respectively.

NBCUniversal Segments Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Cable Networks	$2,641	$2,453	$188	7.6%
Broadcast Television	2,208	2,084	124	5.9
Filmed Entertainment	1,981	1,383	598	43.2
Theme Parks	1,118	1,026	92	9.0
Headquarters, other and eliminations	(80)	(85)	5	NM
Total revenue	$7,868	$6,861	$1,007	14.7%
Adjusted EBITDA
Cable Networks	$1,116	$956	$160	16.8%
Broadcast Television	322	284	38	13.4
Filmed Entertainment	368	167	201	120.6
Theme Parks	397	375	22	6.1
Headquarters, other and eliminations	(186)	(160)	(26)	NM
Total Adjusted EBITDA	$2,017	$1,622	$395	24.4%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Distribution	$1,562	$1,438	$124	8.6%
Advertising	826	851	(25)	(2.9)
Content licensing and other	253	164	89	54.0
Total revenue	2,641	2,453	188	7.6
Operating costs and expenses
Programming and production	1,083	1,058	25	2.3
Other operating and administrative	321	307	14	4.4
Advertising, marketing and promotion	121	132	(11)	(8.4)
Total operating costs and expenses	1,525	1,497	28	1.8
Adjusted EBITDA	$1,116	$956	$160	16.8%
Cable Networks Segment—Revenue
Cable Networks revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 due to increases in distribution revenue and content licensing and other revenue, which were partially offset by a decrease in advertising revenue. The increase in distribution revenue was primarily due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by a decline in the number of subscribers at our cable networks. The increase in content licensing and other revenue was primarily due to a new content licensing agreement, as well as the timing of content provided under our existing licensing agreements. The decrease in advertising revenue was primarily due to continued declines in audience ratings at our networks, which were partially offset by higher prices for advertising units sold.
For both the three months ended March 31, 2017 and 2016, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.

Cable Networks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increases in programming and production costs and other operating and administrative expenses, which were partially offset by a decrease in advertising, marketing and promotion expenses. The increase in programming and production costs was primarily due to our continued investment in original programming and an increase in sports programming rights costs. The increase in other operating and administrative expenses was primarily due to an increase in employee-related costs.
Broadcast Television Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Advertising	$1,279	$1,275	$4	0.3%
Content licensing	503	490	13	2.6
Distribution and other	426	319	107	33.4
Total revenue	2,208	2,084	124	5.9
Operating costs and expenses
Programming and production	1,432	1,363	69	5.0
Other operating and administrative	336	318	18	5.6
Advertising, marketing and promotion	118	119	(1)	(0.6)
Total operating costs and expenses	1,886	1,800	86	4.8
Adjusted EBITDA	$322	$284	$38	13.4%
Broadcast Television Segment—Revenue
Broadcast Television revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increases in distribution and other revenue and content licensing revenue. The increase in distribution and other revenue was primarily due to increases in fees recognized under our retransmission consent agreements. The increase in content licensing revenue was primarily due to the timing of content provided under our new and existing licensing agreements. Advertising revenue increased slightly due to higher prices for advertising units sold, which was offset by declines in audience ratings and a decrease in the volume of advertising units sold.
Broadcast Television Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to higher studio production costs. The increase in other operating and administrative costs and expenses was primarily due to an increase in employee-related costs.

Filmed Entertainment Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Theatrical	$651	$236	$415	176.2%
Content licensing	731	652	79	12.1
Home entertainment	299	275	24	8.8
Other	300	220	80	35.9
Total revenue	1,981	1,383	598	43.2
Operating costs and expenses
Programming and production	875	622	253	40.7
Other operating and administrative	330	209	121	57.0
Advertising, marketing and promotion	408	385	23	6.2
Total operating costs and expenses	1,613	1,216	397	32.6
Adjusted EBITDA	$368	$167	$201	120.6%
Filmed Entertainment Segment—Revenue
Filmed Entertainment revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in theatrical revenue, as well as increases in other revenue, content licensing revenue and home entertainment revenue. The increase in theatrical revenue was primarily due to the strong performances of Fifty Shades Darker, Sing, Split and Get Out in the current year period. Other revenue and content licensing revenue increased primarily due to the inclusion of DreamWorks Animation in the current year period.
Filmed Entertainment Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in programming and production costs, as well as increases in other operating and administrative expenses and advertising, marketing and promotion expenses. The increase in programming and production costs was primarily due to higher amortization of film production costs for our 2017 releases. The increase in other operating and administrative expenses was primarily due to expenses associated with DreamWorks Animation.
Theme Parks Segment Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$1,118	$1,026	$92	9.0%
Operating costs and expenses	721	651	70	10.7
Adjusted EBITDA	$397	$375	$22	6.1%
Theme Parks Segment—Revenue
Theme Parks revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to higher guest attendance and an increase in guest spending driven by the successful opening of The Wizarding World of Harry Potter™ attraction in Hollywood in April 2016. The increase was offset by the timing of spring holidays compared to the prior year period.
Theme Parks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to additional marketing costs associated with our domestic parks and pre-opening costs associated with new attractions in Orlando.

Corporate and Other Results of Operations

	Three Months Ended March 31		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$208	$199	$9	4.2%
Operating costs and expenses	402	353	49	13.8
Adjusted EBITDA	$(194)	$(154)	$(40)	(26.2)%
Corporate and Other—Revenue
Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.
Other revenue increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increases in revenue from several of our Comcast Spectacor businesses.
Corporate and Other—Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of corporate initiatives and branding, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses increased for the three months ended March 31, 2017 primarily due to expenses associated with our new wireless phone service.
Consolidated Other Income (Expense) Items, Net

	Three Months Ended March 31
(in millions)	2017	2016
Interest expense	$(755)	$(703)
Investment income (loss), net	59	30
Equity in net income (losses) of investees, net	36	(11)
Other income (expense), net	35	130
Total	$(625)	$(554)
Interest Expense
Interest expense increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to an increase in our debt outstanding.
Investment Income (Loss), Net
The components of investment income (loss), net for the three months ended March 31, 2017 and 2016 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.
Equity in Net Income (Losses) of Investees, Net
The change in equity in net income (losses) of investees, net for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to our share of income at Atairos Group, Inc. of $57 million, which was offset by our share of loss at Hulu, LLC of $54 million. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. The loss at Hulu was driven by its higher programming and marketing costs. For the three months ended March 31, 2016, we recognized our share of losses at Atairos and Hulu of $15 million and $25 million, respectively.
Other Income (Expense), Net
Other income (expense), net for the three months ended March 31, 2016 included a gain of $108 million related to the sale of our investment in The Weather Channel’s product and technology businesses.

Consolidated Income Tax Expense
Income tax expense for the three months ended March 31, 2017 and 2016 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. In 2017, we prospectively adopted the new accounting guidance related to share-based compensation, which resulted in a decrease in income tax expense of $139 million for the three months ended March 31, 2017. In addition, we had favorable settlements of certain state tax audits, which decreased our income tax expense by $83 million for the three months ended March 31, 2017. We expect our 2017 annual effective tax rate to be in the range of 35% to 37%, absent changes in tax laws or significant changes in uncertain tax positions. The expected annual effective tax rate includes the impact of the adoption of the new accounting guidance related to share-based compensation (see Note 2 to Comcast’s condensed consolidated financial statements).
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
On April 13, 2017, the Federal Communications Commission (“FCC”) announced the results of its spectrum auction. In the auction, NBCUniversal agreed to relinquish FCC licenses for spectrum in the New York, Philadelphia and Chicago designated market areas (“DMAs”) and will receive proceeds of $482 million. As of March 31, 2017, the book value of these licenses was $144 million and was recorded in other current assets in the condensed consolidated balance sheet. NBCUniversal will share broadcast signals for its NBC and Telemundo stations in these DMAs. In connection with the auction, we also agreed to acquire $1.7 billion of spectrum. We had previously made a deposit of $1.8 billion to participate in the auction, which was recorded in other intangible assets in Comcast's condensed consolidated balance sheet as of March 31, 2017.
On April 6, 2017, we acquired the remaining interests in Universal Studios Japan that we did not already own for approximately $2.3 billion. The acquisition was funded through cash on hand and borrowings under our commercial paper program. During the second quarter of 2017, we obtained commitments from lenders to refinance the Universal Studios Japan term loans, which we expect will, among other things, increase the borrowings, extend the maturity date and include a guarantee from Comcast. We expect to use a portion of the Universal Studios Japan term loans proceeds to repay a portion of amounts outstanding under our commercial paper program.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2017	2016
Operating income	$4,530	$4,089
Depreciation and amortization	2,502	2,278
Noncash share-based compensation	173	153
Changes in operating assets and liabilities	(580)	(258)
Payments of interest	(895)	(723)
Payments of income taxes	(132)	(190)
Other	58	50
Net cash provided by operating activities	$5,656	$5,399
The variance in changes in operating assets and liabilities for the three months ended March 31, 2017 compared to the same period in 2016 was primarily due to the timing of collections on our receivables related to home entertainment sales in the prior year period and theatrical releases in the current year period, the timing of certain payroll and employee benefit payments, and the timing of film and television spending.
Investing Activities
Net cash used in investing activities for the three months ended March 31, 2017 consisted primarily of capital expenditures, purchases of investments, cash paid for intangible assets and acquisitions. Capital expenditures increased for the three months ended March 31, 2017 compared to the same period in 2016 primarily due to increased spending in our Cable Communications segment on customer premise equipment related to the deployment of our X1 platform and wireless gateways, continued investment in scalable infrastructure to increase network capacity, and increased investment in line extensions primarily for the expansion of business services. Purchases of investments for the three months ended March 31, 2017 consisted primarily of our investment in Snap Inc. of $500 million and cash capital contributions of $457 million to Atairos.
Financing Activities
Net cash used in financing activities for the three months ended March 31, 2017 consisted primarily of repayments of debt, repurchases of common stock under our repurchase program and employee plans, and dividend payments, which were partially offset by proceeds from borrowings.
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
As of March 31, 2017, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.4 billion, which included $585 million available under the NBCUniversal Enterprise revolving credit facility.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the three months ended March 31, 2017, we repurchased a total of 20 million shares of our Class A common stock for $750 million. We expect to make $4.25 billion more in repurchases under this authorization during the remainder of 2017, subject to market conditions.
In addition, we paid $246 million related to employee taxes associated with the administration of our share-based compensation plans.
In January 2017, our Board of Directors approved a 15.0% increase in our dividend to $0.63 per share on an annualized basis and approved our first quarter dividend of $0.1575 per share to be paid in April 2017. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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
For a more complete discussion of the accounting judgments and estimates that we have identified as critical in the preparation of our condensed consolidated financial statements, please refer to our Management’s Discussion and Analysis of Financial Condition and Results of Operations in our 2016 Annual Report on Form 10-K.
Recent Accounting Pronouncements
See Note 2 to each of Comcast’s and NBCUniversal’s condensed consolidated financial statements for additional information related to recent accounting pronouncements.
ITEM 3: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We have evaluated the information required under this item that was disclosed in our 2016 Annual Report on Form 10-K and there have been no significant changes to this information.

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
ITEM 1A: RISK FACTORS
There have been no significant changes from the risk factors previously disclosed in Item 1A of our 2016 Annual Report on Form 10-K.

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended March 31, 2017. All shares are presented on a post-split basis.
Purchases of Equity Securities

Period	Total Number of Shares Purchased		Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publcly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
January 1-31, 2017	—		$—	—	$—	$12,000,000,000
February 1-28, 2017	13,837,918	(b)	$36.48	13,711,242	$500,000,000	$11,500,000,000
March 1-31, 2017	6,694,676		$37.34	6,694,676	$249,999,994	$11,250,000,006
Total	20,532,594		$36.76	20,405,918	$749,999,994	$11,250,000,006

(a)
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $4.25 billion more in repurchases under this authorization during the remainder of 2017, subject to market conditions.

(b)	Includes 126,676 shares received in the administration of employee share-based compensation plans.
ITEM 5: OTHER INFORMATION
Employment Agreement
On April 25, 2017, Comcast entered into a new employment agreement with Neil Smit in connection with Mr. Smit retiring as President and Chief Executive Officer of Comcast Cable and assuming a new role as a non-executive Vice Chairman of Comcast, effective April 1, 2017. The agreement provides for Mr. Smit to work part-time on an exclusive basis for Comcast through December 31, 2021. The agreement maintains Mr. Smit’s current base salary of $1,930,838 through December 31, 2017 and provides for a target bonus opportunity of 300% of his base salary for 2017. After 2017, Mr. Smit’s total cash compensation will be $3,861,676 for 2018 and 2019 and $250,000 for 2020 and 2021. Mr. Smit will not receive any equity awards after December 31, 2017, at which time all of his unvested restricted stock unit and stock option awards will become fully vested.
The above summary is qualified in its entirety by the terms and conditions set forth in the agreement, a copy of which is attached hereto as Exhibit 10.1.
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended March 31, 2017 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks Animation prior to our August 2016 DreamWorks Animation acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks Animation conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.

ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
10.1*	Employment Agreement between Comcast Corporation and Neil Smit, dated as of April 25, 2017.
10.2*	Form of Restricted Stock Unit Award and Long-Term Incentive Awards Summary Schedule under the Comcast Corporation 2002 Restricted Stock Plan.
31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on April 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

* Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three months ended March 31, 2017, filed with the Securities and Exchange Commission on April 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: April 27, 2017
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: April 27, 2017

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	March 31, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$1,882	$1,966
Receivables, net	6,227	6,302
Programming rights	1,471	1,241
Other current assets	1,164	938
Total current assets	10,744	10,447
Film and television costs	6,961	7,245
Investments	1,940	1,263
Property and equipment, net of accumulated depreciation of $3,567 and $3,350	10,695	10,511
Goodwill	23,793	23,323
Intangible assets, net of accumulated amortization of $6,854 and $6,568	13,655	13,777
Other noncurrent assets, net	1,561	1,688
Total assets	$69,349	$68,254
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,487	$1,647
Accrued participations and residuals	1,811	1,726
Program obligations	681	807
Deferred revenue	1,143	1,016
Accrued expenses and other current liabilities	1,573	1,888
Note payable to Comcast	1,853	2,703
Current portion of long-term debt	115	127
Total current liabilities	8,663	9,914
Long-term debt, less current portion	11,623	11,461
Accrued participations, residuals and program obligations	1,164	1,202
Other noncurrent liabilities	4,039	4,130
Commitments and contingencies
Redeemable noncontrolling interests	527	530
Equity:
Member’s capital	40,792	39,036
Accumulated other comprehensive income (loss)	71	(135)
Total NBCUniversal member’s equity	40,863	38,901
Noncontrolling interests	2,470	2,116
Total equity	43,333	41,017
Total liabilities and equity	$69,349	$68,254
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2017	2016
Revenue	$7,868	$6,861
Costs and Expenses:
Programming and production	3,313	2,965
Other operating and administrative	1,832	1,595
Advertising, marketing and promotion	706	679
Depreciation	231	192
Amortization	277	222
	6,359	5,653
Operating income	1,509	1,208
Other Income (Expense):
Interest expense	(143)	(147)
Investment income (loss), net	14	6
Equity in net income (losses) of investees, net	(26)	(2)
Other income (expense), net	11	115
	(144)	(28)
Income before income taxes	1,365	1,180
Income tax expense	(92)	(98)
Net income	1,273	1,082
Net (income) loss attributable to noncontrolling interests	(73)	(80)
Net income attributable to NBCUniversal	$1,200	$1,002
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended March 31
(in millions)	2017	2016
Net income	$1,273	$1,082
Unrealized gains (losses) on marketable securities, net	1	—
Deferred gains (losses) on cash flow hedges, net	(14)	(18)
Employee benefit obligations, net	106	4
Currency translation adjustments, net	200	295
Comprehensive income	1,566	1,363
Net (income) loss attributable to noncontrolling interests	(73)	(80)
Other comprehensive (income) loss attributable to noncontrolling interests	(87)	(137)
Comprehensive income attributable to NBCUniversal	$1,406	$1,146
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Three Months Ended March 31
(in millions)	2017	2016
Net cash provided by operating activities	$1,477	$1,177
Investing Activities
Capital expenditures	(285)	(295)
Cash paid for intangible assets	(55)	(52)
Acquisitions of real estate properties	—	(78)
Proceeds from sales of investments	10	101
Other	(105)	(14)
Net cash provided by (used in) investing activities	(435)	(338)
Financing Activities
Repurchases and repayments of debt	(49)	(35)
Proceeds from (repayments of) borrowings from Comcast, net	(849)	(875)
Distributions to member	(195)	(195)
Distributions to noncontrolling interests	(61)	(63)
Other	28	—
Net cash provided by (used in) financing activities	(1,126)	(1,168)
Increase (decrease) in cash and cash equivalents	(84)	(329)
Cash and cash equivalents, beginning of period	1,966	1,410
Cash and cash equivalents, end of period	$1,882	$1,081
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$372	$32,834	$(212)	$1,681	$34,303
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(22)			(41)	(41)
Other comprehensive income (loss)			144	137	281
Other		1			1
Net income (loss)	19	1,002		61	1,063
Balance, March 31, 2016	$369	$33,642	$(68)	$1,838	$35,412
Balance, December 31, 2016	$530	$39,036	$(135)	$2,116	$41,017
Dividends declared		(195)			(195)
Contributions from (distributions to) noncontrolling interests, net	(20)			(41)	(41)
Contribution from member		662			662
Other comprehensive income (loss)			206	87	293
Other	(1)	89		253	342
Net income (loss)	18	1,200		55	1,255
Balance, March 31, 2017	$527	$40,792	$71	$2,470	$43,333
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
The year-end condensed consolidated balance sheet was derived from audited financial statements but does not include all disclosures required by generally accepted accounting principles in the United States (“GAAP”). For a more complete discussion of our accounting policies and certain other information, refer to our consolidated financial statements included in our 2016 Annual Report on Form 10-K.
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
We have reviewed a majority of our revenue arrangements and expect our review to be completed in the second quarter of 2017. As a result of our review, we do not expect any material impact on our financial position or results of operations. However, we do expect that the new standard will impact the timing of recognition for our Cable Networks, Broadcast Television and Filmed Entertainment segments’ content licensing revenue associated with renewals or extensions of existing program licensing agreements, which upon adoption will be recognized as revenue when the licensed content becomes available under the renewal or extension instead of when the agreement is renewed or extended. The updated guidance also requires additional disclosures regarding our revenue transactions.
The updated guidance provides companies with alternative methods of adoption and we are in the process of determining our method of adoption, which depends in part upon our completion of the evaluation of our remaining revenue arrangements.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income, such as changes in the fair value of our investment in Snap Inc. (see Note 6). The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings in the year the guidance is adopted with certain exceptions. We are currently in the process of determining the impact that the updated accounting guidance will have on our consolidated financial statements.
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

NBCUniversal Media, LLC

Note 3: Significant Transactions
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission (“FCC”) announced the results of its spectrum auction. In the auction, we agreed to relinquish FCC licenses for spectrum in the New York, Philadelphia and Chicago designated market areas (“DMAs”) and will receive proceeds of $482 million. As of March 31, 2017, the book value of these licenses was $144 million and was recorded in other current assets in the condensed consolidated balance sheet. We will share broadcast signals for our NBC and Telemundo stations in these DMAs.
Universal Studios Japan
On April 6, 2017, we acquired the remaining interests in Universal Studios Japan that we did not already own for approximately $2.3 billion. The acquisition was funded through borrowings under our revolving credit agreement with Comcast. During the second quarter of 2017, we obtained commitments from lenders to refinance the Universal Studios Japan term loans, which we expect will, among other things, increase the borrowings, extend the maturity date and include a guarantee from Comcast. We expect to use a portion of the Universal Studios Japan term loans proceeds to repay a portion of amounts outstanding under our revolving credit agreement with Comcast.
DreamWorks Animation
On August 22, 2016, Comcast acquired all of the outstanding stock of DreamWorks Animation for $3.8 billion. DreamWorks Animation’s stockholders received $41 in cash for each share of DreamWorks Animation common stock. DreamWorks Animation creates animated feature films, television series and specials, live entertainment, and related consumer products.
Following the acquisition, Comcast converted DreamWorks Animation to a limited liability company and contributed its equity to us as a capital contribution. The net assets contributed to us excluded deferred income taxes and other tax-related items recorded by Comcast. The results of operations for DreamWorks Animation are reported in our Filmed Entertainment segment following the acquisition date and are presented as if the initial equity contribution occurred on the date of Comcast’s acquisition.
Preliminary Allocation of Purchase Price
The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on preliminary valuation analyses. In valuing acquired assets and liabilities, fair value estimates were primarily based on Level 3 inputs, including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. During the three months ended March 31, 2017, we updated the preliminary allocation of purchase price for DreamWorks Animation, which primarily resulted in increases to intangible assets, noncontrolling interests and goodwill. The changes did not have a material impact on our condensed consolidated financial statements. We may adjust these amounts further as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.
The table below presents the preliminary allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Preliminary Allocation of Purchase Price
(in millions)
Film and television costs	$854
Intangible assets	362
Working capital	232
Debt	(381)
Tax receivable agreement(a)	(146)
Other noncurrent assets and liabilities and other(b)	407
Identifiable net assets (liabilities) acquired	1,328
Noncontrolling interests	(337)
Goodwill	2,782
Cash consideration transferred	$3,773

(a)
The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our condensed consolidated statement of cash flows in the third quarter of 2016. Comcast made a separate cash capital contribution of $146 million to fund the settlement which was recorded as a financing activity in our condensed consolidated statement of cash flows in the third quarter of 2016.

NBCUniversal Media, LLC

(b)	Other included $281 million recorded to member’s capital that represented deferred income tax assets and other tax-related items recorded by Comcast but excluded from the net assets contributed to us.
Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for the three months ended March 31, 2017.
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
Comcast is also the counterparty to one of our contractual obligations. As of March 31, 2017, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Balance Sheet

(in millions)	March 31, 2017	December 31, 2016
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$322	$285
Accounts payable and accrued expenses related to trade creditors	$42	$55
Accrued expenses and other current liabilities	$19	$4
Note payable to Comcast	$1,853	$2,703
Other noncurrent liabilities	$389	$389
Condensed Consolidated Statement of Income

	Three Months Ended March 31
(in millions)	2017	2016
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$459	$406
Operating costs and expenses	$(61)	$(60)
Other income (expense)	$(19)	$(13)
Note 5: Film and Television Costs

(in millions)	March 31, 2017	December 31, 2016
Film Costs:
Released, less amortization	$1,657	$1,750
Completed, not released	469	50
In production and in development	982	1,310
	3,108	3,110
Television Costs:
Released, less amortization	2,008	1,953
In production and in development	729	853
	2,737	2,806
Programming rights, less amortization	2,587	2,570
	8,432	8,486
Less: Current portion of programming rights	1,471	1,241
Film and television costs	$6,961	$7,245

NBCUniversal Media, LLC

Note 6: Investments

(in millions)	March 31, 2017	December 31, 2016
Fair Value Method:
Snap	$662	$—
Other	7	6
	669	6
Equity Method:
Hulu	171	225
Other	400	336
	571	561
Cost Method:
BuzzFeed	400	400
Other	300	296
	700	696
Total investments	$1,940	$1,263
Fair Value Method
Snap
In March 2017, Comcast acquired an interest in Snap Inc. as part of its initial public offering. On March 31, 2017, Comcast contributed its investment in Snap to us as an equity contribution which was recorded in our condensed consolidated statement of equity based on the fair value of the investment as of March 31, 2017. We have classified our investment as available for sale. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images.
Equity Method
The Weather Channel
In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net for the three months ended March 31, 2016.
Note 7: Long-Term Debt
As of March 31, 2017, our debt, excluding the note payable to Comcast, had a carrying value of $11.7 billion and an estimated fair value of $12.6 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Cross-Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7 billion Comcast revolving credit facility due 2021. As of March 31, 2017, outstanding debt securities of $45.5 billion of Comcast and CCCL Parent were subject to the guarantee structure.
We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $3.3 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility, commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.
None of Comcast, CCCL Parent nor NBCUniversal guarantee the $3.4 billion of Universal Studios Japan term loans.
Note 8: Share-Based Compensation
Comcast maintains share-based compensation plans that consist primarily of awards of restricted share units and stock options to certain employees and directors as part of its approach to long-term incentive compensation. Additionally, through its employee stock purchase plans, employees are able to purchase shares of Comcast common stock at a discount through payroll deductions. Certain of our employees participate in these plans and the expense associated with their participation is settled in cash with Comcast.

NBCUniversal Media, LLC

Recognized Share-Based Compensation Expense

	Three Months Ended March 31
(in millions)	2017	2016
Restricted share units	$20	$18
Stock options	2	2
Employee stock purchase plans	3	3
Total	$25	$23
Note 9: Supplemental Financial Information
Receivables

(in millions)	March 31, 2017	December 31, 2016
Receivables, gross	$6,647	$6,799
Less: Allowance for returns and customer incentives	343	413
Less: Allowance for doubtful accounts	77	84
Receivables, net	$6,227	$6,302
Accumulated Other Comprehensive Income (Loss)

(in millions)	March 31, 2017	March 31, 2016
Unrealized gains (losses) on marketable securities	$1	$—
Deferred gains (losses) on cash flow hedges	9	(19)
Unrecognized gains (losses) on employee benefit obligations	120	3
Cumulative translation adjustments	(59)	(52)
Accumulated other comprehensive income (loss)	$71	$(68)
Net Cash Provided by Operating Activities

	Three Months Ended March 31
(in millions)	2017	2016
Net income	$1,273	$1,082
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	508	414
Equity in net (income) losses of investees, net	26	2
Cash received from investees	14	12
Net (gain) loss on investment activity and other	(18)	(114)
Deferred income taxes	9	48
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	104	349
Film and television costs, net	46	(84)
Accounts payable and accrued expenses related to trade creditors	(190)	(139)
Other operating assets and liabilities	(295)	(393)
Net cash provided by operating activities	$1,477	$1,177
Cash Payments for Interest and Income Taxes

	Three Months Ended March 31
(in millions)	2017	2016
Interest	$77	$66
Income taxes	$52	$59

NBCUniversal Media, LLC

Noncash Investing and Financing Activities
During the three months ended March 31, 2017:

•	we acquired $216 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed its investment in Snap to us at its fair value as of March 31, 2017, which was a noncash transaction (see Note 6 for additional information)
Note 10: Financial Data by Business Segment
We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, and our cable television studio production operations.

•
Broadcast Television: Consists primarily of the NBC and Telemundo broadcast networks, our NBC and Telemundo owned local broadcast television stations, the NBC Universo national cable network, and our broadcast television studio production operations.

•
Filmed Entertainment: Consists primarily of the operations of Universal Pictures, which produces, acquires, markets and distributes filmed entertainment worldwide; our films are also produced under the Illumination, Focus Features and DreamWorks Animation names.

•	Theme Parks: Consists primarily of our Universal theme parks in Orlando, Florida; Hollywood, California; and Osaka, Japan.
We use Adjusted EBITDA (formerly operating income before depreciation and amortization) to evaluate the profitability of our operating segments and the components of net income attributable to NBCUniversal below Adjusted EBITDA are not separately evaluated by our management. Our financial data by business segment is presented in the tables below.

	Three Months Ended March 31, 2017
(in millions)	Revenue(c)	Adjusted EBITDA(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,641	$1,116	$214	$902	$2	$3
Broadcast Television	2,208	322	32	290	29	3
Filmed Entertainment	1,981	368	21	347	10	5
Theme Parks	1,118	397	142	255	229	13
Headquarters and Other(a)	8	(185)	99	(284)	15	31
Eliminations(b)	(88)	(1)	—	(1)	—	—
Total	$7,868	$2,017	$508	$1,509	$285	$55

	Three Months Ended March 31, 2016
(in millions)	Revenue(c)	Adjusted EBITDA(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,453	$956	$190	$766	$1	$1
Broadcast Television	2,084	284	32	252	19	3
Filmed Entertainment	1,383	167	8	159	3	3
Theme Parks	1,026	375	98	277	200	9
Headquarters and Other(a)	3	(160)	86	(246)	72	36
Eliminations(b)	(88)	—	—	—	—	—
Total	$6,861	$1,622	$414	$1,208	$295	$52

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

(b)
Included in Eliminations are transactions that our segments enter into with one another, which consist primarily of the licensing of film and television content from our Filmed Entertainment and Broadcast Television segments to our Cable Networks segment.

(c)	No single customer accounted for a significant amount of revenue in any period.

NBCUniversal Media, LLC

(d)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to NBCUniversal before net (income) loss attributable to noncontrolling interests, income tax expense, other income (expense) items, net, and depreciation and amortization, and excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets, if any. Other income (expense) items, net include interest expense, investment income (loss), equity in net income (losses) of investees, and other income (expense), net (as stated in our condensed consolidated statement of income). This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in connection with business combinations. Additionally, it is unaffected by our capital and tax structures and by our investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended March 31
(in millions)	2017	2016
Adjusted EBITDA	$2,017	$1,622
Depreciation	(231)	(192)
Amortization	(277)	(222)
Other income (expense) items, net	(144)	(28)
Income before income taxes	$1,365	$1,180