Form 10-Q
period 2017-06-30
COMCAST CORP
filed 2017-07-27
CIK 1166691

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2017
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
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date:
As of June 30, 2017, there were 4,703,928,010 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.
Not applicable for NBCUniversal Media, LLC.
NBCUniversal Media, LLC meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing this form with the reduced disclosure format.

Explanatory Note
This Quarterly Report on Form 10-Q is a combined report being filed separately by Comcast Corporation (“Comcast”) and NBCUniversal Media, LLC (“NBCUniversal”). Comcast owns all of the common equity interests in NBCUniversal, and NBCUniversal meets the conditions set forth in General Instruction H(1)(a) and (b) of Form 10-Q and is therefore filing its information within this Form 10-Q with the reduced disclosure format. Each of Comcast and NBCUniversal is filing on its own behalf the information contained in this report that relates to itself, and neither company makes any representation as to information relating to the other company. Where information or an explanation is provided that is substantially the same for each company, such information or explanation has been combined in this report. Where information or an explanation is not substantially the same for each company, separate information and explanation has been provided. In addition, separate condensed consolidated financial statements for each company, along with notes to the condensed consolidated financial statements, are included in this report. Unless indicated otherwise, throughout this Quarterly Report on Form 10-Q, we refer to Comcast and its consolidated subsidiaries, including NBCUniversal and its consolidated subsidiaries, as “we,” “us” and “our;” Comcast Cable Communications, LLC and its consolidated subsidiaries as “Comcast Cable;” Comcast Holdings Corporation as “Comcast Holdings;” NBCUniversal, LLC as “NBCUniversal Holdings;” and NBCUniversal Enterprise, Inc. as “NBCUniversal Enterprise.”
This Quarterly Report on Form 10-Q is for the three and six months ended June 30, 2017. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.
You should carefully review the information contained in this Quarterly Report on Form 10-Q and particularly consider any risk factors set forth in this Quarterly Report on Form 10-Q and in other reports or documents that we file from time to time with the

SEC. In this Quarterly Report on Form 10-Q, we state our beliefs of future events and of our future financial performance. In some cases, you can identify these so-called “forward-looking statements” by words such as “may,” “will,” “should,” “expects,” “believes,” “estimates,” “potential,” or “continue,” or the negative of these words, and other comparable words. You should be aware that these statements are only our predictions. In evaluating these statements, you should consider various factors, including the risks outlined below and in other reports we file with the SEC. Actual events or our actual results could differ materially from our forward-looking statements as a result of any such factors, which could adversely affect our businesses, results of operations or financial condition. We undertake no obligation to update any forward-looking statements.
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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$2,693	$3,301
Receivables, net	7,849	7,955
Programming rights	1,633	1,250
Other current assets	2,657	3,855
Total current assets	14,832	16,361
Film and television costs	6,595	7,252
Investments	6,521	5,247
Property and equipment, net of accumulated depreciation of $49,951 and $49,694	37,171	36,253
Franchise rights	59,364	59,364
Goodwill	36,742	35,980
Other intangible assets, net of accumulated amortization of $11,900 and $11,013	18,907	17,274
Other noncurrent assets, net	2,899	2,769
Total assets	$183,031	$180,500
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,730	$6,915
Accrued participations and residuals	1,882	1,726
Deferred revenue	1,448	1,132
Accrued expenses and other current liabilities	5,858	6,282
Current portion of long-term debt	6,358	5,480
Total current liabilities	22,276	21,535
Long-term debt, less current portion	57,210	55,566
Deferred income taxes	35,409	34,854
Other noncurrent liabilities	10,837	10,925
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,451	1,446
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,576,719,038 and 5,614,950,039; outstanding, 4,703,928,010 and 4,742,159,011	56	56
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,478	38,230
Retained earnings	24,560	23,076
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	428	98
Total Comcast Corporation shareholders’ equity	55,005	53,943
Noncontrolling interests	843	2,231
Total equity	55,848	56,174
Total liabilities and equity	$183,031	$180,500
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions, except per share data)	2017	2016	2017	2016
Revenue	$21,165	$19,269	$41,628	$38,059
Costs and Expenses:
Programming and production	6,341	5,492	12,415	10,923
Other operating and administrative	6,060	5,763	11,887	11,289
Advertising, marketing and promotion	1,665	1,559	3,195	3,025
Depreciation	1,970	1,868	3,885	3,653
Amortization	571	521	1,158	1,014
	16,607	15,203	32,540	29,904
Operating income	4,558	4,066	9,088	8,155
Other Income (Expense):
Interest expense	(758)	(732)	(1,513)	(1,435)
Investment income (loss), net	64	58	123	88
Equity in net income (losses) of investees, net	15	(19)	51	(30)
Other income (expense), net	20	(15)	55	115
	(659)	(708)	(1,284)	(1,262)
Income before income taxes	3,899	3,358	7,804	6,893
Income tax expense	(1,364)	(1,278)	(2,622)	(2,589)
Net income	2,535	2,080	5,182	4,304
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(22)	(52)	(103)	(142)
Net income attributable to Comcast Corporation	$2,513	$2,028	$5,079	$4,162
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.53	$0.42	$1.07	$0.86
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.52	$0.41	$1.05	$0.85
Dividends declared per common share	$0.1575	$0.1375	$0.315	$0.275
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Net income	$2,535	$2,080	$5,182	$4,304
Unrealized gains (losses) on marketable securities, net of deferred taxes of $52, $—, $(9) and $(1)	(87)	1	17	3
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(3), $35, $(7) and $53	5	(60)	12	(91)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $—, $— and $1	—	—	—	(1)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $8, $(26), $8 and $(36)	(14)	45	(14)	62
Employee benefit obligations, net of deferred taxes of $4, $—, $(33) and $(2)	(6)	—	57	2
Currency translation adjustments, net of deferred taxes of $2, $(58), $(39) and $(116)	(11)	249	146	487
Comprehensive income	2,422	2,315	5,400	4,766
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(22)	(52)	(103)	(142)
Other comprehensive (income) loss attributable to noncontrolling interests	5	(150)	(82)	(287)
Comprehensive income attributable to Comcast Corporation	$2,405	$2,113	$5,215	$4,337
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
(in millions)	2017	2016
Net cash provided by operating activities	$10,814	$9,794
Investing Activities
Capital expenditures	(4,405)	(4,156)
Cash paid for intangible assets	(836)	(737)
Acquisitions and construction of real estate properties	(250)	(211)
Acquisitions, net of cash acquired	(398)	(126)
Proceeds from sales of investments	57	138
Purchases of investments	(1,825)	(580)
Other	170	(156)
Net cash provided by (used in) investing activities	(7,487)	(5,828)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,695)	205
Proceeds from borrowings	8,963	4,753
Repurchases and repayments of debt	(4,967)	(2,551)
Repurchases of common stock under repurchase program and employee plans	(2,476)	(2,636)
Dividends paid	(1,404)	(1,281)
Purchase of Universal Studios Japan noncontrolling interests	(2,299)	—
Issuances of common stock	—	19
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(137)	(125)
Other	80	20
Net cash provided by (used in) financing activities	(3,935)	(1,596)
Increase (decrease) in cash and cash equivalents	(608)	2,370
Cash and cash equivalents, beginning of period	3,301	2,295
Cash and cash equivalents, end of period	$2,693	$4,665
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	B
Balance, December 31, 2015	$1,221	$57	$—	$38,490	$21,413	$(7,517)	$(174)	$1,709	$53,978
Stock compensation plans				422					422
Repurchases of common stock under repurchase program and employee plans				(519)	(2,121)				(2,640)
Employee stock purchase plans				78					78
Dividends declared					(1,337)				(1,337)
Other comprehensive income (loss)							175	287	462
Contributions from (distributions to) noncontrolling interests, net	1							(68)	(68)
Other	(20)			(31)				154	123
Net income (loss)	46				4,162			96	4,258
Balance, June 30, 2016	$1,248	$57	$—	$38,440	$22,117	$(7,517)	$1	$2,178	$55,276
Balance, December 31, 2016	$1,446	$56	$—	$38,230	$23,076	$(7,517)	$98	$2,231	$56,174
Stock compensation plans				288					288
Repurchases of common stock under repurchase program and employee plans				(379)	(2,097)				(2,476)
Employee stock purchase plans				94					94
Dividends declared					(1,498)				(1,498)
Other comprehensive income (loss)							136	82	218
Contributions from (distributions to) noncontrolling interests, net	(27)							(49)	(49)
Purchase of Universal Studios Japan noncontrolling interests				(696)			194	(1,736)	(2,238)
Other	(9)			(59)				253	194
Net income (loss)	41				5,079			62	5,141
Balance, June 30, 2017	$1,451	$56	$—	$37,478	$24,560	$(7,517)	$428	$843	$55,848
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
Reclassifications
Reclassifications have been made to our condensed consolidated financial statements for the prior year periods to conform to classifications used in 2017.
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
We have substantially completed the review of our revenue arrangements and do not currently expect that the adoption of the new standard will have a material impact on our financial position or results of operations. However, we do expect that the new standard will impact the timing of recognition for (1) our Cable Communications segment’s installation revenue and commission expenses, which will be recognized as revenue and costs over a period of time instead of immediately, and (2) our Cable Networks, Broadcast Television and Filmed Entertainment segments’ content licensing revenue associated with renewals or extensions of existing program licensing agreements, which will be recognized as revenue when the licensed content becomes available under the renewal or extension instead of when the agreement is renewed or extended. In addition, upon adoption, we anticipate implementing certain changes in the presentation of revenue and expenses, including changes related to the allocation of revenue among the cable services included in a bundle that our residential customers purchase at a discount. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of our revenue transactions. We intend to adopt the provisions of the guidance using the full retrospective method, under which we will adjust any prior periods presented to reflect the updated guidance.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings in the year the guidance is adopted with certain exceptions. If we had adopted the provisions of the updated guidance as of January 1, 2017 for our equity investments classified as available-for-sale securities, primarily our investment in Snap Inc. (see Note 6), net income attributable to Comcast Corporation would have decreased for the three months ended June 30, 2017 by $88 million and increased for the six months ended June 30, 2017 by $16 million. We are currently in the process of determining the impact that the updated accounting guidance will have on our cost method investments.

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
We adopted the updated guidance as of January 1, 2017 and, as required, we prospectively adopted the provisions that relate to the recognition of the excess income tax benefits or deficiencies in our condensed consolidated statement of income. The excess tax benefits resulted in a decrease to income tax expense of $59 million and $198 million for the three and six months ended June 30, 2017, respectively. In addition, the excess tax benefits resulted in an increase to diluted earnings per common share attributable to Comcast Corporation shareholders of $0.01 and $0.03 for the three and six months ended June 30, 2017, respectively. As required by the updated guidance, the prior year periods in our condensed consolidated statement of income were not adjusted as a result of these provisions.
In addition, we retrospectively adopted the provisions of this guidance related to changes to the statement of cash flows for all periods presented. This resulted in increases to net cash provided by operating activities and decreases to net cash provided by (used in) financing activities of $543 million and $411 million for the six months ended June 30, 2017 and 2016, respectively.
Note 3: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended June 30
	2017			2016
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,513	4,728	$0.53	$2,028	4,839	$0.42
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		81			52
Diluted EPS attributable to Comcast Corporation shareholders	$2,513	4,809	$0.52	$2,028	4,891	$0.41

Comcast Corporation

	Six Months Ended June 30
	2017			2016
(in millions, except per share amounts)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$5,079	4,738	$1.07	$4,162	4,853	$0.86
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		82			55
Diluted EPS attributable to Comcast Corporation shareholders	$5,079	4,820	$1.05	$4,162	4,908	$0.85
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and six months ended June 30, 2017 and 2016.
Note 4: Significant Transactions
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, NBCUniversal relinquished its spectrum rights in the New York, Philadelphia and Chicago designated market areas (“DMAs”) where NBC and Telemundo had overlapping spectrum. NBCUniversal received proceeds of $482 million in July 2017. NBC and Telemundo stations will share broadcast signals in these DMAs. In connection with the auction, we also acquired the rights to $1.7 billion of spectrum, which were recorded to other intangible assets, net in our condensed consolidated balance sheet as of June 30, 2017. We had previously made a deposit of $1.8 billion to participate in the auction in the third quarter of 2016 and received a refund for amounts in excess of the purchase price in the second quarter of 2017.
Universal Studios Japan
On April 6, 2017, we acquired the remaining interests in Universal Studios Japan that we did not already own for $2.3 billion. The acquisition was funded through cash on hand and borrowings under our commercial paper program. Because we maintained control of Universal Studios Japan, the difference between the consideration transferred and the recorded value of the noncontrolling interests, as well as the related tax and accumulated other comprehensive income impacts, were recorded to additional paid-in capital.
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
Allocation of Purchase Price
The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on valuation analyses. In valuing acquired assets and liabilities, fair value estimates were primarily based on Level 3 inputs, including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. Further, we recorded deferred income taxes based on our estimates of the tax basis of the acquired net assets and the valuation allowances based on the expected use of net operating loss carryforwards. The goodwill is not deductible for tax purposes. During the six months ended June 30, 2017, we updated the preliminary allocation of purchase price for DreamWorks Animation, which primarily resulted in increases to noncontrolling interests, intangible assets and goodwill and decreases to working capital and deferred income tax assets. The changes did not have a material impact on our condensed consolidated financial statements. We may adjust these amounts further

Comcast Corporation

as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.
The table below presents the preliminary allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Allocation of Purchase Price
(in millions)
Film and television costs	$854
Intangible assets	396
Working capital	163
Debt	(381)
Tax receivable agreement	(146)
Deferred income taxes	301
Other noncurrent assets and liabilities	134
Identifiable net assets (liabilities) acquired	1,321
Noncontrolling interests	(337)
Goodwill	2,789
Cash consideration transferred	$3,773
The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our condensed consolidated statement of cash flows in the third quarter of 2016. We also repaid all of the assumed debt of DreamWorks Animation in the third quarter of 2016.
Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for the three and six months ended June 30, 2017.
Note 5: Film and Television Costs

(in millions)	June 30, 2017	December 31, 2016
Film Costs:
Released, less amortization	$1,949	$1,750
Completed, not released	93	50
In production and in development	813	1,310
	2,855	3,110
Television Costs:
Released, less amortization	1,888	1,953
In production and in development	751	853
	2,639	2,806
Programming rights, less amortization	2,734	2,586
	8,228	8,502
Less: Current portion of programming rights	1,633	1,250
Film and television costs	$6,595	$7,252

Comcast Corporation

Note 6: Investments

(in millions)	June 30, 2017	December 31, 2016
Fair Value Method:
Snap	$522	$—
Other	163	198
	685	198
Equity Method:
Atairos	2,233	1,601
Hulu	218	225
Other	653	550
	3,104	2,376
Cost Method:
AirTouch	1,606	1,599
BuzzFeed	400	400
Other	759	771
	2,765	2,770
Total investments	6,554	5,344
Less: Current investments	33	97
Noncurrent investments	$6,521	$5,247
Investment Income (Loss), Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Gains (losses) on sales and exchanges of investments, net	$—	$13	$(1)	$15
Investment impairment losses	(2)	(1)	(6)	(21)
Interest and dividend income	32	31	65	60
Other, net	34	15	65	34
Investment income (loss), net	$64	$58	$123	$88
Fair Value Method
Snap
In March 2017, we acquired an interest in Snap Inc. for $500 million as part of its initial public offering, which we have classified as an available-for-sale security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images.
Equity Method
Atairos
For the six months ended June 30, 2017, we made cash capital contributions totaling $994 million to Atairos Group, Inc., which included amounts accrued as of December 31, 2016. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three and six months ended June 30, 2017, our share of Atairos income was $42 million and $99 million, respectively. For the three and six months ended June 30, 2016, our share of Atairos losses was $12 million and $27 million, respectively.
The Weather Channel
In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net for the six months ended June 30, 2016.

Comcast Corporation

Cost Method
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of June 30, 2017, the estimated fair value of the AirTouch preferred stock and the estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries were each $1.7 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
Note 7: Long-Term Debt
As of June 30, 2017, our debt had a carrying value of $63.6 billion and an estimated fair value of $70.3 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
In June 2017, NBCUniversal Enterprise issued $1.5 billion aggregate principal amount of senior floating rate notes due 2021. In March 2017, we issued $1.005 billion aggregate principal amount of 4.45% senior notes due 2047. In January 2017, we issued $1.25 billion aggregate principal amount of 3.00% senior notes due 2024 and $1.25 billion aggregate principal amount of 3.30% senior notes due 2027.
In May 2017, we repaid at maturity $550 million aggregate principal amount of 8.875% senior notes due 2017. In January 2017, we repaid at maturity $1.0 billion aggregate principal amount of 6.50% senior notes due 2017.
In May 2017, Universal Studios Japan entered into a new ¥450 billion ($3.9 billion at issuance) term loan with a final maturity of March 2022. We used the proceeds from this borrowing to repay in full $3.3 billion of Universal Studios Japan’s existing yen-denominated term loans and a portion of amounts outstanding under our commercial paper program.
Revolving Credit Facilities
As of June 30, 2017, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.2 billion, which included $1.5 billion available under NBCUniversal Enterprise’s revolving credit facility.
Commercial Paper Programs
In June 2017, we increased the Comcast and NBCUniversal Enterprise commercial paper programs to $7.0 billion and $1.5 billion, respectively, to coincide with the Comcast and NBCUniversal Enterprise revolving credit facilities’ commitments.
As of June 30, 2017, Comcast had $1.1 billion face amount of commercial paper outstanding and NBCUniversal Enterprise had no commercial paper outstanding.
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
Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Restricted share units	$111	$89	$185	$159
Stock options	63	48	103	85
Employee stock purchase plans	7	8	17	16
Total	$181	$145	$305	$260
As of June 30, 2017, we had unrecognized pretax compensation expense of $915 million and $502 million related to nonvested RSUs and nonvested stock options, respectively.

Comcast Corporation

Note 9: Supplemental Financial Information
Receivables

(in millions)	June 30, 2017	December 31, 2016
Receivables, gross	$8,459	$8,622
Less: Allowance for returns and customer incentives	345	417
Less: Allowance for doubtful accounts	265	250
Receivables, net	$7,849	$7,955
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2017	June 30, 2016
Unrealized gains (losses) on marketable securities	$17	$3
Deferred gains (losses) on cash flow hedges	(16)	(75)
Unrecognized gains (losses) on employee benefit obligations	276	8
Cumulative translation adjustments	151	65
Accumulated other comprehensive income (loss), net of deferred taxes	$428	$1
Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2017	2016
Net income	$5,182	$4,304
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,043	4,667
Share-based compensation	391	331
Noncash interest expense (income), net	122	113
Equity in net (income) losses of investees, net	(51)	30
Cash received from investees	49	42
Net (gain) loss on investment activity and other	(110)	(126)
Deferred income taxes	470	618
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	18	172
Film and television costs, net	277	(171)
Accounts payable and accrued expenses related to trade creditors	(144)	(104)
Other operating assets and liabilities	(433)	(82)
Net cash provided by operating activities	$10,814	$9,794
Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Interest	$477	$512	$1,372	$1,235
Income taxes	$2,077	$1,495	$2,209	$1,685
Noncash Investing and Financing Activities
During the six months ended June 30, 2017:

•	we acquired $1.3 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $742 million for a quarterly cash dividend of $0.1575 per common share to be paid in July 2017

Comcast Corporation

Note 10: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
As of June 30, 2017, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $762 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
Contingencies
We are a defendant in a lawsuit filed in December 2011 by Sprint Communications Company L.P. (“Sprint”) in the United States District Court for the District of Kansas. Sprint’s initial complaint alleged that Comcast Digital Voice and XFINITY Voice infringe twelve Sprint patents covering various aspects of a telecommunications system. In March 2015, Sprint withdrew its allegations of infringement for two of the patents. In December 2016, the Court granted summary judgment for us with respect to non-infringement on one of the patents and granted summary judgment for Sprint on one of the patents as to infringement with respect to some but not all of our accused telecommunications systems but not as to the patent’s validity. In January 2017, the Court entered judgment in favor of us on Sprint’s claims for infringement of two of the patents. In March 2017, Sprint indicated that it would not proceed to trial on three of the patents. Trial with respect to the four remaining patents, including the patent for which the Court granted partial summary judgment to Sprint, is set to begin in late October 2017. Sprint seeks approximately $950 million in damages, plus pre-judgment interest. In July 2017, Sprint filed a motion to amend the pre-trial order seeking to add an allegation that we willfully infringed Sprint’s patents and should be subject to increased damages, which could as much as triple the amount of any damages awarded. In July 2017, Sprint also filed a motion for partial summary judgment of certain of our defenses.
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
We use Adjusted EBITDA (formerly operating income before depreciation and amortization) to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation below Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

Comcast Corporation

	Three Months Ended June 30, 2017
(in millions)	Revenue(e)	Adjusted EBITDA(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$13,122	$5,320	$2,001	$3,319	$1,956	$327
NBCUniversal
Cable Networks	2,696	1,055	181	874	8	4
Broadcast Television	2,241	416	31	385	30	4
Filmed Entertainment	2,155	285	26	259	19	6
Theme Parks	1,314	551	186	365	243	26
Headquarters and Other(b)	9	(235)	96	(331)	38	33
Eliminations(c)	(84)	(1)	—	(1)	—	—
NBCUniversal	8,331	2,071	520	1,551	338	73
Corporate and Other(d)	205	(302)	20	(322)	33	20
Eliminations(c)	(493)	10	—	10	—	—
Comcast Consolidated	$21,165	$7,099	$2,541	$4,558	$2,327	$420

	Three Months Ended June 30, 2016
(in millions)	Revenue(e)	Adjusted EBITDA(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$12,444	$5,048	$1,904	$3,144	$1,881	$289
NBCUniversal
Cable Networks	2,566	944	187	757	7	3
Broadcast Television	2,128	394	30	364	30	3
Filmed Entertainment	1,351	56	12	44	5	3
Theme Parks	1,136	469	145	324	240	20
Headquarters and Other(b)	6	(175)	91	(266)	78	33
Eliminations(c)	(84)	1	—	1	—	—
NBCUniversal	7,103	1,689	465	1,224	360	62
Corporate and Other(d)	180	(291)	20	(311)	30	8
Eliminations(c)	(458)	9	—	9	—	—
Comcast Consolidated	$19,269	$6,455	$2,389	$4,066	$2,271	$359

	Six Months Ended June 30, 2017
(in millions)	Revenue(e)	Adjusted EBITDA(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$26,034	$10,518	$3,981	$6,537	$3,737	$679
NBCUniversal
Cable Networks	5,337	2,171	395	1,776	10	7
Broadcast Television	4,449	738	63	675	59	7
Filmed Entertainment	4,136	653	47	606	29	11
Theme Parks	2,432	948	328	620	472	39
Headquarters and Other(b)	17	(420)	195	(615)	53	64
Eliminations(c)	(172)	(2)	—	(2)	—	—
NBCUniversal	16,199	4,088	1,028	3,060	623	128
Corporate and Other(d)	413	(496)	34	(530)	45	29
Eliminations(c)	(1,018)	21	—	21	—	—
Comcast Consolidated	$41,628	$14,131	$5,043	$9,088	$4,405	$836

Comcast Corporation

	Six Months Ended June 30, 2016
(in millions)	Revenue(e)	Adjusted EBITDA(f)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$24,648	$9,937	$3,747	$6,190	$3,457	$613
NBCUniversal
Cable Networks	5,019	1,900	377	1,523	8	4
Broadcast Television	4,212	678	62	616	49	6
Filmed Entertainment	2,734	223	20	203	8	6
Theme Parks	2,162	844	243	601	440	29
Headquarters and Other(b)	9	(335)	177	(512)	150	69
Eliminations(c)	(172)	1	—	1	—	—
NBCUniversal	13,964	3,311	879	2,432	655	114
Corporate and Other(d)	379	(445)	41	(486)	44	10
Eliminations(c)	(932)	19	—	19	—	—
Comcast Consolidated	$38,059	$12,822	$4,667	$8,155	$4,156	$737

(a)	For the three and six months ended June 30, 2017 and 2016, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
Residential:
Video	44.2%	44.9%	44.4%	45.1%
High-speed Internet	28.0%	27.1%	28.0%	27.0%
Voice	6.5%	7.2%	6.6%	7.3%
Business services	11.7%	10.9%	11.6%	10.8%
Advertising	4.4%	4.7%	4.2%	4.6%
Other	5.2%	5.2%	5.2%	5.2%
Total	100.0%	100.0%	100.0%	100.0%
Subscription revenue received from residential customers who purchase bundled services at a discounted rate is allocated proportionally to each cable service based on the individual service’s price on a stand-alone basis.
For the three and six months ended June 30, 2017 and 2016, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

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

(d)
Corporate and Other activities include costs associated with overhead and personnel, the costs of other business initiatives, including our new wireless phone service, and the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

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

Comcast Corporation

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Adjusted EBITDA	$7,099	$6,455	$14,131	$12,822
Depreciation	(1,970)	(1,868)	(3,885)	(3,653)
Amortization	(571)	(521)	(1,158)	(1,014)
Other income (expense) items, net	(659)	(708)	(1,284)	(1,262)
Income before income taxes	$3,899	$3,358	$7,804	$6,893
Note 12: Condensed Consolidating Financial Information
Comcast (“Comcast Parent”), Comcast Cable Communications, LLC (“CCCL Parent”), and NBCUniversal (“NBCUniversal Media Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the Comcast revolving credit facility.
Comcast Parent and CCCL Parent also fully and unconditionally guarantee NBCUniversal Enterprise’s $4.8 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility and commercial paper program. NBCUniversal Media Parent does not guarantee the NBCUniversal Enterprise senior notes, revolving credit facility or commercial paper program.
Comcast Parent provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Comcast Parent also provides an unconditional guarantee of the Universal Studios Japan ¥450 billion term loan with a final maturity of March 2022. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Comcast Corporation

Condensed Consolidating Balance Sheet
June 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$310	$2,383	$—	$2,693
Receivables, net	—	—	—	—	7,849	—	7,849
Programming rights	—	—	—	—	1,633	—	1,633
Other current assets	67	—	—	21	2,569	—	2,657
Total current assets	67	—	—	331	14,434	—	14,832
Film and television costs	—	—	—	—	6,595	—	6,595
Investments	96	1	15	690	5,719	—	6,521
Investments in and amounts due from subsidiaries eliminated upon consolidation	101,430	126,187	124,549	49,038	110,545	(511,749)	—
Property and equipment, net	434	—	—	—	36,737	—	37,171
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	36,742	—	36,742
Other intangible assets, net	11	—	—	—	18,896	—	18,907
Other noncurrent assets, net	1,149	658	—	83	2,035	(1,026)	2,899
Total assets	$103,187	$126,846	$124,564	$50,142	$291,067	$(512,775)	$183,031
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$12	$—	$—	$—	$6,718	$—	$6,730
Accrued participations and residuals	—	—	—	—	1,882	—	1,882
Accrued expenses and other current liabilities	1,887	92	295	286	4,746	—	7,306
Current portion of long-term debt	4,032	—	—	4	2,322	—	6,358
Total current liabilities	5,931	92	295	290	15,668	—	22,276
Long-term debt, less current portion	39,725	142	2,100	8,204	7,039	—	57,210
Deferred income taxes	—	508	—	70	35,886	(1,055)	35,409
Other noncurrent liabilities	2,526	—	—	1,111	7,171	29	10,837
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,451	—	1,451
Equity:
Common stock	56	—	—	—	—	—	56
Other shareholders’ equity	54,949	126,104	122,169	40,467	223,009	(511,749)	54,949
Total Comcast Corporation shareholders’ equity	55,005	126,104	122,169	40,467	223,009	(511,749)	55,005
Noncontrolling interests	—	—	—	—	843	—	843
Total equity	55,005	126,104	122,169	40,467	223,852	(511,749)	55,848
Total liabilities and equity	$103,187	$126,846	$124,564	$50,142	$291,067	$(512,775)	$183,031

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$482	$2,819	$—	$3,301
Receivables, net	—	—	—	—	7,955	—	7,955
Programming rights	—	—	—	—	1,250	—	1,250
Other current assets	151	—	—	36	3,668	—	3,855
Total current assets	151	—	—	518	15,692	—	16,361
Film and television costs	—	—	—	—	7,252	—	7,252
Investments	75	—	—	651	4,521	—	5,247
Investments in and amounts due from subsidiaries eliminated upon consolidation	98,350	120,071	117,696	47,393	97,704	(481,214)	—
Property and equipment, net	298	—	—	—	35,955	—	36,253
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	35,980	—	35,980
Other intangible assets, net	13	—	—	—	17,261	—	17,274
Other noncurrent assets, net	1,138	638	—	89	1,921	(1,017)	2,769
Total assets	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$23	$—	$—	$—	$6,892	$—	$6,915
Accrued participations and residuals	—	—	—	—	1,726	—	1,726
Accrued expenses and other current liabilities	1,726	—	341	302	5,045	—	7,414
Current portion of long-term debt	3,739	—	550	4	1,187	—	5,480
Total current liabilities	5,488	—	891	306	14,850	—	21,535
Long-term debt, less current portion	38,123	141	2,100	8,208	6,994	—	55,566
Deferred income taxes	—	542	—	70	35,259	(1,017)	34,854
Other noncurrent liabilities	2,471	—	—	1,166	7,288	—	10,925
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,446	—	1,446
Equity:
Common stock	56	—	—	—	—	—	56
Other shareholders’ equity	53,887	120,026	114,705	38,901	207,582	(481,214)	53,887
Total Comcast Corporation shareholders’ equity	53,943	120,026	114,705	38,901	207,582	(481,214)	53,943
Noncontrolling interests	—	—	—	—	2,231	—	2,231
Total equity	53,943	120,026	114,705	38,901	209,813	(481,214)	56,174
Total liabilities and equity	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$21,165	$—	$21,165
Management fee revenue	281	—	277	—	—	(558)	—
	281	—	277	—	21,165	(558)	21,165
Costs and Expenses:
Programming and production	—	—	—	—	6,341	—	6,341
Other operating and administrative	200	—	277	261	5,880	(558)	6,060
Advertising, marketing and promotion	—	—	—	—	1,665	—	1,665
Depreciation	7	—	—	—	1,963	—	1,970
Amortization	1	—	—	—	570	—	571
	208	—	277	261	16,419	(558)	16,607
Operating income (loss)	73	—	—	(261)	4,746	—	4,558
Other Income (Expense):
Interest expense	(531)	(3)	(51)	(116)	(57)	—	(758)
Investment income (loss), net	—	24	—	(16)	56	—	64
Equity in net income (losses) of investees, net	2,811	2,613	2,301	1,659	1,291	(10,660)	15
Other income (expense), net	—	—	—	18	2	—	20
	2,280	2,634	2,250	1,545	1,292	(10,660)	(659)
Income (loss) before income taxes	2,353	2,634	2,250	1,284	6,038	(10,660)	3,899
Income tax (expense) benefit	160	(7)	18	(8)	(1,527)	—	(1,364)
Net income (loss)	2,513	2,627	2,268	1,276	4,511	(10,660)	2,535
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(22)	—	(22)
Net income (loss) attributable to Comcast Corporation	$2,513	$2,627	$2,268	$1,276	$4,489	$(10,660)	$2,513
Comprehensive income (loss) attributable to Comcast Corporation	$2,405	$2,591	$2,269	$1,120	$4,246	$(10,226)	$2,405

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended June 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$19,269	$—	$19,269
Management fee revenue	266	—	261	—	—	(527)	—
	266	—	261	—	19,269	(527)	19,269
Costs and Expenses:
Programming and production	—	—	—	—	5,492	—	5,492
Other operating and administrative	285	—	261	222	5,522	(527)	5,763
Advertising, marketing and promotion	—	—	—	—	1,559	—	1,559
Depreciation	6	—	—	—	1,862	—	1,868
Amortization	2	—	—	—	519	—	521
	293	—	261	222	14,954	(527)	15,203
Operating income (loss)	(27)	—	—	(222)	4,315	—	4,066
Other Income (Expense):
Interest expense	(478)	(3)	(61)	(112)	(78)	—	(732)
Investment income (loss), net	3	1	—	(6)	60	—	58
Equity in net income (losses) of investees, net	2,354	2,275	2,127	1,288	914	(8,977)	(19)
Other income (expense), net	—	—	—	(7)	(8)	—	(15)
	1,879	2,273	2,066	1,163	888	(8,977)	(708)
Income (loss) before income taxes	1,852	2,273	2,066	941	5,203	(8,977)	3,358
Income tax (expense) benefit	176	1	21	(8)	(1,468)	—	(1,278)
Net income (loss)	2,028	2,274	2,087	933	3,735	(8,977)	2,080
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(52)	—	(52)
Net income (loss) attributable to Comcast Corporation	$2,028	$2,274	$2,087	$933	$3,683	$(8,977)	$2,028
Comprehensive income (loss) attributable to Comcast Corporation	$2,113	$2,321	$2,087	$1,096	$4,194	$(9,698)	$2,113

Comcast Corporation

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$41,628	$—	$41,628
Management fee revenue	556	—	547	—	—	(1,103)	—
	556	—	547	—	41,628	(1,103)	41,628
Costs and Expenses:
Programming and production	—	—	—	—	12,415	—	12,415
Other operating and administrative	370	—	547	567	11,506	(1,103)	11,887
Advertising, marketing and promotion	—	—	—	—	3,195	—	3,195
Depreciation	14	—	—	—	3,871	—	3,885
Amortization	3	—	—	—	1,155	—	1,158
	387	—	547	567	32,142	(1,103)	32,540
Operating income (loss)	169	—	—	(567)	9,486	—	9,088
Other Income (Expense):
Interest expense	(1,048)	(6)	(111)	(228)	(120)	—	(1,513)
Investment income (loss), net	1	52	—	(20)	90	—	123
Equity in net income (losses) of investees, net	5,650	5,263	4,621	3,256	2,527	(21,266)	51
Other income (expense), net	—	—	—	46	9	—	55
	4,603	5,309	4,510	3,054	2,506	(21,266)	(1,284)
Income (loss) before income taxes	4,772	5,309	4,510	2,487	11,992	(21,266)	7,804
Income tax (expense) benefit	307	(16)	39	(11)	(2,941)	—	(2,622)
Net income (loss)	5,079	5,293	4,549	2,476	9,051	(21,266)	5,182
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(103)	—	(103)
Net income (loss) attributable to Comcast Corporation	$5,079	$5,293	$4,549	$2,476	$8,948	$(21,266)	$5,079
Comprehensive income (loss) attributable to Comcast Corporation	$5,215	$5,307	$4,551	$2,526	$8,949	$(21,333)	$5,215

Comcast Corporation

Condensed Consolidating Statement of Income
For the Six Months Ended June 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$38,059	$—	$38,059
Management fee revenue	525	—	515	—	—	(1,040)	—
	525	—	515	—	38,059	(1,040)	38,059
Costs and Expenses:
Programming and production	—	—	—	—	10,923	—	10,923
Other operating and administrative	441	—	515	517	10,856	(1,040)	11,289
Advertising, marketing and promotion	—	—	—	—	3,025	—	3,025
Depreciation	14	—	—	—	3,639	—	3,653
Amortization	3	—	—	—	1,011	—	1,014
	458	—	515	517	29,454	(1,040)	29,904
Operating income (loss)	67	—	—	(517)	8,605	—	8,155
Other Income (Expense):
Interest expense	(929)	(6)	(120)	(229)	(151)	—	(1,435)
Investment income (loss), net	3	1	—	(8)	92	—	88
Equity in net income (losses) of investees, net	4,720	4,539	4,241	2,585	1,905	(18,020)	(30)
Other income (expense), net	—	—	—	117	(2)	—	115
	3,794	4,534	4,121	2,465	1,844	(18,020)	(1,262)
Income (loss) before income taxes	3,861	4,534	4,121	1,948	10,449	(18,020)	6,893
Income tax (expense) benefit	301	2	42	(13)	(2,921)	—	(2,589)
Net income (loss)	4,162	4,536	4,163	1,935	7,528	(18,020)	4,304
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(142)	—	(142)
Net income (loss) attributable to Comcast Corporation	$4,162	$4,536	$4,163	$1,935	$7,386	$(18,020)	$4,162
Comprehensive income (loss) attributable to Comcast Corporation	$4,337	$4,627	$4,165	$2,242	$7,899	$(18,933)	$4,337

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(465)	$102	$(116)	$(776)	$12,069	$—	$10,814
Investing Activities
Net transactions with affiliates	2,559	(102)	666	605	(3,728)	—	—
Capital expenditures	(3)	—	—	—	(4,402)	—	(4,405)
Cash paid for intangible assets	(2)	—	—	—	(834)	—	(836)
Acquisitions and construction of real estate properties	(143)	—	—	—	(107)	—	(250)
Acquisitions, net of cash acquired	—	—	—	—	(398)	—	(398)
Proceeds from sales of investments	—	—	—	10	47	—	57
Purchases of investments	(20)	—	—	(57)	(1,748)	—	(1,825)
Other	101	—	—	49	20	—	170
Net cash provided by (used in) investing activities	2,492	(102)	666	607	(11,150)	—	(7,487)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(627)	—	—	—	(1,068)	—	(1,695)
Proceeds from borrowings	3,500	—	—	—	5,463	—	8,963
Repurchases and repayments of debt	(1,000)	—	(550)	(3)	(3,414)	—	(4,967)
Repurchases of common stock under repurchase program and employee plans	(2,476)	—	—	—	—	—	(2,476)
Dividends paid	(1,404)	—	—	—	—	—	(1,404)
Purchase of Universal Studios Japan noncontrolling interests	—	—	—	—	(2,299)	—	(2,299)
Issuances of common stock	—	—	—	—	—	—	—
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(137)	—	(137)
Other	(20)	—	—	—	100	—	80
Net cash provided by (used in) financing activities	(2,027)	—	(550)	(3)	(1,355)	—	(3,935)
Increase (decrease) in cash and cash equivalents	—	—	—	(172)	(436)	—	(608)
Cash and cash equivalents, beginning of period	—	—	—	482	2,819	—	3,301
Cash and cash equivalents, end of period	$—	$—	$—	$310	$2,383	$—	$2,693

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Six Months Ended June 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(367)	$—	$(84)	$(809)	$11,054	$—	$9,794
Investing Activities
Net transactions with affiliates	880	—	84	1,579	(2,543)	—	—
Capital expenditures	(7)	—	—	—	(4,149)	—	(4,156)
Cash paid for intangible assets	(3)	—	—	—	(734)	—	(737)
Acquisitions and construction of real estate properties	—	—	—	—	(211)	—	(211)
Acquisitions, net of cash acquired	—	—	—	—	(126)	—	(126)
Proceeds from sales of investments	—	—	—	102	36	—	138
Purchases of investments	(15)	—	—	(2)	(563)	—	(580)
Other	(164)	—	—	(35)	43	—	(156)
Net cash provided by (used in) investing activities	691	—	84	1,644	(8,247)	—	(5,828)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(400)	—	—	—	605	—	205
Proceeds from borrowings	4,753	—	—	—	—	—	4,753
Repurchases and repayments of debt	(750)	—	—	(1,004)	(797)	—	(2,551)
Repurchases of common stock under repurchase program and employee plans	(2,636)	—	—	—	—	—	(2,636)
Dividends paid	(1,281)	—	—	—	—	—	(1,281)
Issuances of common stock	19	—	—	—	—	—	19
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(125)	—	(125)
Other	(29)	—	—	25	24	—	20
Net cash provided by (used in) financing activities	(324)	—	—	(979)	(293)	—	(1,596)
Increase (decrease) in cash and cash equivalents	—	—	—	(144)	2,514	—	2,370
Cash and cash equivalents, beginning of period	—	—	—	414	1,881	—	2,295
Cash and cash equivalents, end of period	$—	$—	$—	$270	$4,395	$—	$4,665

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
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of video, high-speed Internet, voice, and security and automation services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising. As of June 30, 2017, our cable systems had 29.0 million total customer relationships, including 26.9 million residential and 2.1 million business customer relationships, and passed more than 56 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the six months ended June 30, 2017, our Cable Communications segment generated 61% of our consolidated revenue and 70% of the aggregate Adjusted EBITDA for our reportable business segments.
NBCUniversal Segments
NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, and owns and operates theme parks worldwide.
Cable Networks
Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks that provide a variety of entertainment, news and information, and sports content; our regional sports and news networks; our international cable networks; our cable television studio production operations; and related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to traditional and virtual multichannel video providers, from the sale of advertising on our cable networks and related digital media properties, from the licensing of our owned programming, including programming from our cable television studio production operations, to cable and broadcast networks and subscription video on demand services, and from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services such as iTunes.
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
We are also pursuing other business initiatives, such as our wireless phone service that we launched in the second quarter of 2017 on a small scale to our residential cable customers using our virtual network operator rights to provide the service over Verizon’s wireless network and our existing network of in-home and outdoor Wi-Fi hotspots. We offer the wireless phone service only as part of our bundled service offerings to residential customers subscribing to our high-speed Internet service within our cable distribution footprint and may in the future also offer wireless phone service to our small business customers on similar terms. The wireless phone service has success-based working capital requirements, primarily associated with the procurement of handsets, which customers are able to pay for upfront or finance interest-free over 24 months, and other equipment.
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

Consolidated Operating Results

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016		2017	2016
Revenue	$21,165	$19,269	9.8%	$41,628	$38,059	9.4%
Costs and Expenses:
Programming and production	6,341	5,492	15.5	12,415	10,923	13.7
Other operating and administrative	6,060	5,763	5.2	11,887	11,289	5.3
Advertising, marketing and promotion	1,665	1,559	6.8	3,195	3,025	5.6
Depreciation	1,970	1,868	5.5	3,885	3,653	6.4
Amortization	571	521	9.5	1,158	1,014	14.1
Operating income	4,558	4,066	12.1	9,088	8,155	11.4
Other income (expense) items, net	(659)	(708)	(7.0)	(1,284)	(1,262)	1.8
Income before income taxes	3,899	3,358	16.1	7,804	6,893	13.2
Income tax expense	(1,364)	(1,278)	6.8	(2,622)	(2,589)	1.3
Net income	2,535	2,080	21.9	5,182	4,304	20.4
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(22)	(52)	(58.7)	(103)	(142)	(27.9)
Net income attributable to Comcast Corporation	$2,513	$2,028	23.9%	$5,079	$4,162	22.0%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.
Consolidated Revenue
All of our reportable business segments accounted for the increases in consolidated revenue for the three and six months ended June 30, 2017.
Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Our Cable Communications, Broadcast Television, Filmed Entertainment and Theme Parks segments accounted for substantially all of the increases in consolidated operating costs and expenses for the three and six months ended June 30, 2017.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses and initiatives are discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Depreciation and Amortization

	Three Months Ended June 30		Increase/ (Decrease)	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016		2017	2016
Cable Communications	$2,001	$1,904	5.1%	$3,981	$3,747	6.2%
NBCUniversal	520	465	11.9	1,028	879	17.0
Corporate and Other	20	20	(1.5)	34	41	(18.6)
Total	$2,541	$2,389	6.4%	$5,043	$4,667	8.1%
Consolidated depreciation and amortization expense increased for the three and six months ended June 30, 2017 primarily due to increases in capital expenditures, as well as expenditures for software in our Cable Communications segment in recent years. We continue to invest to increase our network capacity and in customer premise equipment, primarily for our X1 platform, cloud DVR technology and wireless gateways. These assets generally have shorter estimated useful lives, which is also a contributor to our increase in depreciation expense for the three and six months ended June 30, 2017. NBCUniversal depreciation and amortization expense also increased for the three and six months ended June 30, 2017 due to our investments in new attractions in our Theme Parks segment.

Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use Adjusted EBITDA (formerly referred to as operating income before depreciation and amortization) as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, other income (expense) items, net and depreciation and amortization, and excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets, if any. Other income (expense) items, net include interest expense, investment income (loss), equity in net income (losses) of investees and other income (expense), net, as stated in our condensed consolidated statement of income. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital and tax structures and by our investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. We reconcile the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes in the business segment footnote to our condensed consolidated financial statements (see Note 11 to Comcast’s condensed consolidated financial statements and Note 10 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with generally accepted accounting principles in the United States.
To be consistent with our current management reporting presentation, certain 2016 operating results were reclassified within the Cable Communications segment.
Cable Communications Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Residential:
Video	$5,797	$5,581	$216	3.9%
High-speed Internet	3,679	3,369	310	9.2
Voice	856	893	(37)	(4.1)
Business services	1,531	1,360	171	12.6
Advertising	574	586	(12)	(2.1)
Other	685	655	30	5.0
Total revenue	13,122	12,444	678	5.5
Operating costs and expenses
Programming	3,206	2,863	343	12.0
Technical and product support	1,585	1,556	29	1.8
Customer service	607	614	(7)	(1.1)
Advertising, marketing and promotion	895	876	19	2.1
Franchise and other regulatory fees	382	370	12	3.3
Other	1,127	1,117	10	1.0
Total operating costs and expenses	7,802	7,396	406	5.5
Adjusted EBITDA	$5,320	$5,048	$272	5.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Residential:
Video	$11,571	$11,119	$452	4.1%
High-speed Internet	7,285	6,644	641	9.6
Voice	1,719	1,789	(70)	(3.9)
Business services	3,021	2,671	350	13.1
Advertising	1,086	1,132	(46)	(4.1)
Other	1,352	1,293	59	4.7
Total revenue	26,034	24,648	1,386	5.6
Operating costs and expenses
Programming	6,434	5,754	680	11.8
Technical and product support	3,145	3,074	71	2.3
Customer service	1,228	1,242	(14)	(1.1)
Advertising, marketing and promotion	1,754	1,712	42	2.4
Franchise and other regulatory fees	763	735	28	3.8
Other	2,192	2,194	(2)	—
Total operating costs and expenses	15,516	14,711	805	5.5
Adjusted EBITDA	$10,518	$9,937	$581	5.8%
Customer Metrics

	Total Customers		Net Additional Customers
	June 30		Three Months Ended June 30		Six Months Ended June 30
(in thousands, except per customer amounts)	2017	2016	2017	2016	2017	2016
Video
Video residential customers	21,475	21,401	(45)	(21)	(13)	17
Video business services customers	1,040	994	11	17	21	32
Total video customers	22,516	22,396	(34)	(4)	8	49
High-Speed Internet
High-speed Internet residential customers	23,364	22,189	140	176	537	579
High-speed Internet business services customers	1,942	1,797	35	43	67	79
Total high-speed Internet customers	25,306	23,987	175	220	604	658
Voice
Voice residential customers	10,470	10,551	(50)	35	(76)	114
Voice business services customers	1,189	1,090	27	29	49	51
Total voice customers	11,659	11,641	(22)	64	(28)	165
Security and Automation
Security and automation customers	1,028	737	71	70	137	125

Customer Relationships
Residential customer relationships	26,874	26,138	77	73	341	310
Business services customer relationships	2,115	1,964	37	43	71	77
Total customer relationships	28,989	28,101	114	116	412	386
Residential customer relationships mix
Single product customers	7,931	7,671	70	(10)	174	24
Double product customers	8,945	8,585	8	13	148	106
Triple and quad product customers	9,998	9,882	—	70	18	179
Average monthly total revenue per customer relationship	$151.19	$147.90
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Beginning in 2017, we include prepaid customers, which are customers who prepay for at least 30 days of service, in our customer metrics. Residential video and high-speed Internet customers as of June 30, 2017 included prepaid customers totaling approximately 2,000 and 30,000, respectively. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product, and triple and quad product customers represent residential customers that subscribe to one, two, or three and four of our cable services, respectively. Beginning in 2017, we include customers subscribing to our security and automation services in customer relationship information. All periods presented have been adjusted for the inclusion of security and automation customers.

Cable Communications Segment—Revenue
Video
Video revenue increased 3.9% and 4.1% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The primary contributors to revenue growth were rate adjustments and increases in the number of residential customers subscribing to additional services such as premium channels and advanced services. These contributors accounted for increases in revenue of 3.5% and 3.6% for the three and six months ended June 30, 2017, respectively. We have in the past, and may in the future, experience declines in the number of residential video customers due to competitive pressures and the impact of rate adjustments. Competition is intense, both from traditional multichannel video providers and from new technologies and distribution platforms for viewing content. We have responded to this competition, and have attempted to mitigate industry-wide declines in residential video customers at traditional multichannel video providers, through our X1 platform and sales and marketing programs, such as promotions, bundled service offerings and service offerings targeted at market segments.
High-Speed Internet
High-speed Internet revenue increased 9.2% and 9.6% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. Increases in the number of residential customers receiving our high-speed Internet services accounted for increases in revenue of 5.4% and 5.5% for the three and six months ended June 30, 2017, respectively. The remaining increases in revenue for the three and six months ended June 30, 2017 were primarily due to increases in the number of customers receiving higher levels of service and the impact of rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet services and seek higher-speed offerings.
Voice
Voice revenue decreased 4.1% and 3.9% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The decreases were primarily due to the allocation of voice revenue for our customers who received bundled services. The amount allocated to voice revenue in the rate charged for bundled services decreased for the three and six months ended June 30, 2017 because video and high-speed Internet rates increased while voice rates remained relatively flat.
Business Services
Business services revenue increased 12.6% and 13.1% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to increases in the number of customers receiving our small and medium-sized business services offerings. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing, although the rate of growth in the number of our small business customers may slow as the business matures.
Advertising
Advertising revenue decreased 2.1% and 4.1% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to decreases in revenue from core linear advertising markets across several categories and political advertising revenue, which were partially offset by increases in revenue from interactive advertising. Excluding political advertising revenue, advertising revenue decreased 1.0% and 1.6% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016.
For both the three and six months ended June 30, 2017, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For the three and six months ended June 30, 2016, 4% and 5%, respectively, of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 5.0% and 4.7% for the three and six months ended June 30, 2017, respectively, compared to the same periods in 2016 primarily due to increases in revenue from our security and automation services and increases in cable franchise and other regulatory fees.
Cable Communications Segment—Operating Costs and Expenses
Programming expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the timing of contract renewals and other increases in programming license fees, including retransmission consent fees and sports programming costs.
Technical and product support expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to expenses related to the development, delivery and support of our X1 platform, cloud DVR technology and wireless gateways, and the continued growth in business services and security and automation services. The increases were also due to expenses related to investments to improve the customer experience.
Customer service expenses decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to reduced call volumes.
Advertising, marketing and promotion expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increases in spending associated with attracting new customers and encouraging existing customers to add additional or higher-tier services.
Franchise and other regulatory fees increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increases in the revenue to which the fees apply.
Other costs and expenses remained relatively flat for the three and six months ended June 30, 2017 compared to the same periods in 2016.
Cable Communications Segment—Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers. We expect that our programming expenses will continue to increase, which may negatively impact our operating margin. We will attempt to mitigate increases in operating costs and expenses by growing revenue, particularly in our high-speed Internet, video and business services businesses, and through cost management.
Our operating margin for the three months ended June 30, 2017 and 2016 was 40.5% and 40.6%, respectively. Our operating margin for the six months ended June 30, 2017 and 2016 was 40.4% and 40.3%, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Cable Networks	$2,696	$2,566	$130	5.1%
Broadcast Television	2,241	2,128	113	5.3
Filmed Entertainment	2,155	1,351	804	59.6
Theme Parks	1,314	1,136	178	15.6
Headquarters, other and eliminations	(75)	(78)	3	NM
Total revenue	$8,331	$7,103	$1,228	17.3%
Adjusted EBITDA
Cable Networks	$1,055	$944	$111	11.7%
Broadcast Television	416	394	22	5.5
Filmed Entertainment	285	56	229	407.4
Theme Parks	551	469	82	17.3
Headquarters, other and eliminations	(236)	(174)	(62)	NM
Total Adjusted EBITDA	$2,071	$1,689	$382	22.6%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Cable Networks	$5,337	$5,019	$318	6.3%
Broadcast Television	4,449	4,212	237	5.6
Filmed Entertainment	4,136	2,734	1,402	51.3
Theme Parks	2,432	2,162	270	12.5
Headquarters, other and eliminations	(155)	(163)	8	NM
Total revenue	$16,199	$13,964	$2,235	16.0%
Adjusted EBITDA
Cable Networks	$2,171	$1,900	$271	14.2%
Broadcast Television	738	678	60	8.8
Filmed Entertainment	653	223	430	192.7
Theme Parks	948	844	104	12.3
Headquarters, other and eliminations	(422)	(334)	(88)	NM
Total Adjusted EBITDA	$4,088	$3,311	$777	23.5%
Percentage changes that are considered not meaningful are denoted with NM.
Cable Networks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Distribution	$1,550	$1,434	$116	8.1%
Advertising	906	914	(8)	(0.9)
Content licensing and other	240	218	22	10.5
Total revenue	2,696	2,566	130	5.1
Operating costs and expenses
Programming and production	1,197	1,194	3	0.3
Other operating and administrative	325	313	12	4.1
Advertising, marketing and promotion	119	115	4	3.6
Total operating costs and expenses	1,641	1,622	19	1.2
Adjusted EBITDA	$1,055	$944	$111	11.7%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Distribution	$3,112	$2,872	$240	8.3%
Advertising	1,732	1,765	(33)	(1.9)
Content licensing and other	493	382	111	29.2
Total revenue	5,337	5,019	318	6.3
Operating costs and expenses
Programming and production	2,280	2,252	28	1.3
Other operating and administrative	646	620	26	4.2
Advertising, marketing and promotion	240	247	(7)	(2.8)
Total operating costs and expenses	3,166	3,119	47	1.5
Adjusted EBITDA	$2,171	$1,900	$271	14.2%
Cable Networks Segment—Revenue
Cable Networks revenue increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to increases in distribution revenue and content licensing and other revenue, which were partially offset by decreases in advertising revenue. The increases in distribution revenue were primarily due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals, which were partially offset by a decline in the number of subscribers at our cable networks. The increases in content licensing and other revenue were primarily due to the timing of content provided under our licensing agreements. The decreases in advertising revenue were primarily due to the impact of continued declines in audience ratings at our networks, which were partially offset by higher prices for advertising units sold.
For both the three and six months ended June 30, 2017, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and six months ended June 30, 2016, 14% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment—Operating Costs and Expenses
Operating costs and expenses increased slightly for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to an increase in other operating and administrative expenses, which was primarily due to an increase in employee-related costs.
Operating costs and expenses increased slightly for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to higher studio production costs and an increase in sports programming rights costs. The increase in other operating and administrative expenses was primarily due to an increase in employee-related costs.
Broadcast Television Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Advertising	$1,270	$1,285	$(15)	(1.2)%
Content licensing	523	512	11	2.1
Distribution and other	448	331	117	36.1
Total revenue	2,241	2,128	113	5.3
Operating costs and expenses
Programming and production	1,352	1,304	48	3.7
Other operating and administrative	349	335	14	4.8
Advertising, marketing and promotion	124	95	29	29.3
Total operating costs and expenses	1,825	1,734	91	5.3
Adjusted EBITDA	$416	$394	$22	5.5%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Advertising	$2,549	$2,560	$(11)	(0.5)%
Content licensing	1,026	1,002	24	2.4
Distribution and other	874	650	224	34.7
Total revenue	4,449	4,212	237	5.6
Operating costs and expenses
Programming and production	2,784	2,667	117	4.4
Other operating and administrative	685	653	32	5.2
Advertising, marketing and promotion	242	214	28	12.7
Total operating costs and expenses	3,711	3,534	177	5.0
Adjusted EBITDA	$738	$678	$60	8.8%

Broadcast Television Segment—Revenue
Broadcast Television revenue increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increases in distribution and other revenue. The increases in distribution and other revenue were primarily due to increases in fees recognized under our retransmission consent agreements. Content licensing revenue increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 due to the timing of content provided under our licensing agreements. Advertising revenue decreased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to the impact of declines in audience ratings, which were partially offset by higher prices for advertising units sold. The decrease in advertising revenue for the six months ended June 30, 2017 was also due to a decrease in the volume of advertising units sold.
Broadcast Television Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three months ended June 30, 2017 compared to the same period in 2016 primarily due to increases in programming and production costs and advertising, marketing and promotion expenses. The increase in programming and production costs was primarily due to an increase in sports programming rights costs and higher studio production costs. The increase in advertising, marketing and promotion expenses was primarily due to increases in marketing spend related to our entertainment and news programming.
Operating costs and expenses increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to increases in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to an increase in sports programming rights costs and higher studio production costs. The increase in other operating and administrative expenses was primarily due to an increase in employee-related costs.
Filmed Entertainment Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Theatrical	$837	$297	$540	181.2%
Content licensing	683	598	85	14.1
Home entertainment	344	241	103	42.6
Other	291	215	76	37.1
Total revenue	2,155	1,351	804	59.6
Operating costs and expenses
Programming and production	1,088	628	460	73.2
Other operating and administrative	332	227	105	48.0
Advertising, marketing and promotion	450	440	10	2.0
Total operating costs and expenses	1,870	1,295	575	44.6
Adjusted EBITDA	$285	$56	$229	407.4%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Theatrical	$1,488	$533	$955	179.0%
Content licensing	1,414	1,250	164	13.1
Home entertainment	643	516	127	24.6
Other	591	435	156	36.5
Total revenue	4,136	2,734	1,402	51.3
Operating costs and expenses
Programming and production	1,963	1,250	713	57.0
Other operating and administrative	662	436	226	52.4
Advertising, marketing and promotion	858	825	33	3.9
Total operating costs and expenses	3,483	2,511	972	38.8
Adjusted EBITDA	$653	$223	$430	192.7%

Filmed Entertainment Segment—Revenue
Filmed Entertainment revenue increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increases in theatrical revenue, as well as increases in content licensing revenue, other revenue and home entertainment revenue. The increases in theatrical revenue were primarily due to the strong performance of The Fate of the Furious in the current year periods. Theatrical revenue also increased for the six months ended June 30, 2017 due to the strong performances of Fifty Shades Darker, Sing, Split and Get Out in the current year period. Content licensing revenue increased primarily due to the inclusion of DreamWorks Animation in the current year periods. Other revenue increased due to increases in revenue from consumer products, including from DreamWorks Animation, in the current year periods. Home entertainment revenue increased primarily due to strong sales of several 2017 releases, including Fifty Shades Darker and Sing.
Filmed Entertainment Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increases in programming and production costs, as well as increases in other operating and administrative expenses. The increases in programming and production costs were primarily due to higher amortization of film production costs for our 2017 releases, as well as the inclusion of costs associated with DreamWorks Animation. The increases in other operating and administrative expenses were primarily due to the inclusion of expenses associated with DreamWorks Animation.
Theme Parks Segment Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$1,314	$1,136	$178	15.6%
Operating costs and expenses	763	667	96	14.4
Adjusted EBITDA	$551	$469	$82	17.3%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$2,432	$2,162	$270	12.5%
Operating costs and expenses	1,484	1,318	166	12.6
Adjusted EBITDA	$948	$844	$104	12.3%
Theme Parks Segment—Revenue
Theme Parks revenue increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to higher guest attendance and increases in guest spending, including the continued success of The Wizarding World of Harry Potter™ attraction in Hollywood, which opened in April 2016, and the openings of Minion Park™ in Japan in April 2017 and Volcano Bay™ in Orlando in May 2017. The increase for the three months ended June 30, 2017 was also due to the timing of spring holidays compared to the prior year period.
Theme Parks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to higher operating costs related to higher guest attendance and new attractions, as well as additional marketing costs associated with our domestic theme parks.

Corporate and Other Results of Operations

	Three Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$205	$180	$25	14.4%
Operating costs and expenses	507	471	36	7.8
Adjusted EBITDA	$(302)	$(291)	$(11)	(3.7)%

	Six Months Ended June 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$413	$379	$34	9.1%
Operating costs and expenses	909	824	85	10.4
Adjusted EBITDA	$(496)	$(445)	$(51)	(11.5)%
Corporate and Other—Revenue
Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses, as well as revenue from other business initiatives, such as our wireless phone service. Other revenue increased for the three and six months ended June 30, 2017 compared to the same periods in 2016.
Corporate and Other—Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of other business initiatives, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses increased for the three and six months ended June 30, 2017 primarily due to expenses associated with our new wireless phone service.
Consolidated Other Income (Expense) Items, Net

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Interest expense	$(758)	$(732)	$(1,513)	$(1,435)
Investment income (loss), net	64	58	123	88
Equity in net income (losses) of investees, net	15	(19)	51	(30)
Other income (expense), net	20	(15)	55	115
Total	$(659)	$(708)	$(1,284)	$(1,262)
Interest Expense
Interest expense increased for the three and six months ended June 30, 2017 compared to the same periods in 2016 primarily due to increases in our debt outstanding.
Investment Income (Loss), Net
The components of investment income (loss), net for the three and six months ended June 30, 2017 and 2016 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.
Equity in Net Income (Losses) of Investees, Net
The changes in equity in net income (losses) of investees, net for the three and six months ended June 30, 2017 compared to the same periods in 2016 were primarily related to our equity method investments in Atairos Group, Inc. and Hulu, LLC. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. The losses at Hulu were driven by its higher programming and marketing costs. The equity in net income (losses) of Atairos and Hulu for the three and six months ended June 30, 2017 and 2016 are presented in the table below.

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Atairos	$42	$(12)	$99	$(27)
Hulu	$(52)	$(40)	$(106)	$(65)
Other Income (Expense), Net
Other income (expense), net for the six months ended June 30, 2016 included a gain of $108 million related to the sale of our investment in The Weather Channel’s product and technology businesses.
Consolidated Income Tax Expense
Income tax expense for the three and six months ended June 30, 2017 and 2016 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. In 2017, we prospectively adopted the new accounting guidance related to share-based compensation, which resulted in decreases in income tax expense of $59 million and $198 million for the three and six months ended June 30, 2017, respectively. We expect our 2017 annual effective tax rate to be in the range of 35% to 37%, absent changes in tax laws or significant changes in uncertain tax positions. The expected annual effective tax rate includes the impact of the adoption of the new accounting guidance related to share-based compensation (see Note 2 to Comcast’s condensed consolidated financial statements).
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
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, NBCUniversal relinquished its spectrum rights in the New York, Philadelphia and Chicago designated market areas where NBC and Telemundo had overlapping spectrum. NBCUniversal received proceeds of $482 million in July 2017. In connection with the auction, we also acquired the rights to $1.7 billion of spectrum, which were recorded to other intangible assets, net in our condensed consolidated balance sheet as of June 30, 2017. We had previously made a deposit of $1.8 billion to participate in the auction in the third quarter of 2016 and received a refund for amounts in excess of the purchase price in the second quarter of 2017.
Operating Activities
Components of Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2017	2016
Operating income	$9,088	$8,155
Depreciation and amortization	5,043	4,667
Noncash share-based compensation	391	331
Changes in operating assets and liabilities	(243)	(558)
Payments of interest	(1,372)	(1,235)
Payments of income taxes	(2,209)	(1,685)
Other	116	119
Net cash provided by operating activities	$10,814	$9,794
The variance in changes in operating assets and liabilities for the six months ended June 30, 2017 compared to the same period in 2016 was primarily due to the timing of film and television spending, which was partially offset by the timing of collections on our receivables related to theatrical releases in the current year period.
Investing Activities
Net cash used in investing activities for the six months ended June 30, 2017 consisted primarily of capital expenditures, purchases of investments, cash paid for intangible assets and acquisitions. Capital expenditures increased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to increased spending in our Cable Communications segment on continued

investment in scalable infrastructure to increase network capacity and increased investment in line extensions primarily for the expansion of business services. NBCUniversal capital expenditures decreased for the six months ended June 30, 2017 compared to the same period in 2016 primarily due to the timing of real estate and infrastructure spending offset by continued investment at our Theme Parks segment. Purchases of investments for the six months ended June 30, 2017 consisted primarily of our cash capital contributions to Atairos of $994 million and our investment in Snap Inc. of $500 million.
Financing Activities
Net cash used in financing activities for the six months ended June 30, 2017 consisted primarily of repayments of debt, repurchases of common stock under our repurchase program and employee plans, the purchase of the remaining 49% noncontrolling interests in Universal Studios Japan, and dividend payments, which were partially offset by proceeds from borrowings.
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
As of June 30, 2017, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $7.2 billion, which included $1.5 billion available under the NBCUniversal Enterprise revolving credit facility.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the six months ended June 30, 2017, we repurchased a total of 56 million shares of our Class A common stock for $2.1 billion. We expect to make $2.9 billion more in repurchases under this authorization during the remainder of 2017, subject to market conditions.
In addition, we paid $345 million for the six months ended June 30, 2017 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2017, our Board of Directors approved a 15% increase in our dividend to $0.63 per share on an annualized basis. In May 2017, our Board of Directors approved our second quarter dividend of $0.1575 per share to be paid in July 2017. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended June 30, 2017.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
April 1-30, 2017	—	$—	—	$—	$11,250,000,006
May 1-31, 2017	16,575,436	$38.07	16,575,436	$631,090,407	$10,618,909,599
June 1-30, 2017	18,575,005	$40.38	18,575,005	$750,000,000	$9,868,909,599
Total	35,150,441	$39.29	35,150,441	$1,381,090,407	$9,868,909,599

(a)
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions. We expect to make $2.9 billion more in repurchases under this authorization during the remainder of 2017, subject to market conditions.

The total number of shares purchased during the three months ended June 30, 2017 does not include any shares received in the administration of employee share-based compensation plans.
ITEM 5: OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended June 30, 2017 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks Animation prior to our August 2016 DreamWorks Animation acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks Animation conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.
Employment Agreement
On July 26, 2017, Comcast Corporation entered into a new employment agreement with Brian L. Roberts, Chairman of the Board of Directors, President and Chief Executive Officer of Comcast Corporation, effective as of August 1, 2017.  The new employment agreement provides for an initial term of employment through July 31, 2020, which term will be extended automatically so that the term of the agreement will always be three years, unless otherwise terminated by either party in accordance with the employment agreement.  The new employment agreement does not change Mr. Roberts’ base salary or target bonus opportunity, in each case as provided under Mr. Roberts’ prior employment agreement. The new employment agreement sets forth the annual crediting contributions to Mr. Roberts’ deferred compensation plan account, with annual contributions increasing by 5% each year during the term of the agreement.  The new employment agreement also provides for certain changes with respect to Mr. Roberts’ compensation following a termination of employment as a result of his disability, by Comcast Corporation without cause or by Mr. Roberts for good reason, in each case as set forth in the new employment agreement, a copy of which is attached hereto as Exhibit 10.2.
The above summary is qualified in its entirety by the terms and conditions set forth in the new employment agreement, attached hereto as Exhibit 10.2.

ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
3.1	Amended and restated By-Laws of Comcast Corporation, effective May 10, 2017 (incorporated by reference to Exhibit 3.1 to the Current Report on Form 8-K filed on May 12, 2017).
10.1*	Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of June 30, 2017.
10.2*	Amendment No. 18 to Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of July 26, 2017.
10.3
Wireless Operational Cooperation Agreement dated as of May 5, 2017 between Comcast Corporation and Charter Communications, Inc. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 8, 2017).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

* Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
10.1
Loan Agreement dated as of May 1, 2017, among USJ Co., Ltd., the financial institutions party thereto (the “lenders”) and Sumitomo Mitusi Banking Corporation, as agent (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K filed on May 3, 2017).

31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, filed with the Securities and Exchange Commission on July 27, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: July 27, 2017
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: July 27, 2017

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	June 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$1,844	$1,966
Receivables, net	6,319	6,302
Programming rights	1,625	1,241
Other current assets	1,496	938
Total current assets	11,284	10,447
Film and television costs	6,590	7,245
Investments	1,890	1,263
Property and equipment, net of accumulated depreciation of $3,773 and $3,350	10,845	10,511
Goodwill	23,946	23,323
Intangible assets, net of accumulated amortization of $7,105 and $6,568	13,555	13,777
Other noncurrent assets, net	1,697	1,688
Total assets	$69,807	$68,254
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,490	$1,647
Accrued participations and residuals	1,882	1,726
Program obligations	600	807
Deferred revenue	1,357	1,016
Accrued expenses and other current liabilities	1,914	1,888
Note payable to Comcast	2,981	2,703
Current portion of long-term debt	194	127
Total current liabilities	10,418	9,914
Long-term debt, less current portion	12,149	11,461
Accrued participations, residuals and program obligations	1,196	1,202
Other noncurrent liabilities	4,117	4,130
Commitments and contingencies
Redeemable noncontrolling interests	512	530
Equity:
Member’s capital	40,411	39,036
Accumulated other comprehensive income (loss)	56	(135)
Total NBCUniversal member’s equity	40,467	38,901
Noncontrolling interests	948	2,116
Total equity	41,415	41,017
Total liabilities and equity	$69,807	$68,254
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Revenue	$8,331	$7,103	$16,199	$13,964
Costs and Expenses:
Programming and production	3,587	3,037	6,900	6,002
Other operating and administrative	1,895	1,652	3,727	3,247
Advertising, marketing and promotion	778	725	1,484	1,404
Depreciation	265	223	496	415
Amortization	255	242	532	464
	6,780	5,879	13,139	11,532
Operating income	1,551	1,224	3,060	2,432
Other Income (Expense):
Interest expense	(149)	(146)	(292)	(293)
Investment income (loss), net	10	8	24	14
Equity in net income (losses) of investees, net	(29)	(19)	(55)	(21)
Other income (expense), net	4	(18)	15	97
	(164)	(175)	(308)	(203)
Income before income taxes	1,387	1,049	2,752	2,229
Income tax expense	(99)	(74)	(191)	(172)
Net income	1,288	975	2,561	2,057
Net (income) loss attributable to noncontrolling interests	(12)	(42)	(85)	(122)
Net income attributable to NBCUniversal	$1,276	$933	$2,476	$1,935
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Net income	$1,288	$975	$2,561	$2,057
Unrealized gains (losses) on marketable securities, net	(140)	—	(139)	—
Deferred gains (losses) on cash flow hedges, net	(8)	6	(22)	(12)
Employee benefit obligations, net	(2)	—	104	4
Currency translation adjustments, net	(11)	307	189	602
Comprehensive income	1,127	1,288	2,693	2,651
Net (income) loss attributable to noncontrolling interests	(12)	(42)	(85)	(122)
Other comprehensive (income) loss attributable to noncontrolling interests	5	(150)	(82)	(287)
Comprehensive income attributable to NBCUniversal	$1,120	$1,096	$2,526	$2,242
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Six Months Ended June 30
(in millions)	2017	2016
Net cash provided by operating activities	$3,526	$2,478
Investing Activities
Capital expenditures	(623)	(655)
Cash paid for intangible assets	(128)	(114)
Acquisitions of real estate properties	—	(78)
Proceeds from sales of investments	10	102
Other	(241)	(107)
Net cash provided by (used in) investing activities	(982)	(852)
Financing Activities
Proceeds from borrowings	3,948	—
Repurchases and repayments of debt	(3,402)	(1,083)
Proceeds from (repayments of) borrowings from Comcast, net	278	134
Distributions to member	(1,141)	(853)
Distributions to noncontrolling interests	(116)	(104)
Purchase of Universal Studios Japan noncontrolling interests	(2,299)	—
Other	66	25
Net cash provided by (used in) financing activities	(2,666)	(1,881)
Increase (decrease) in cash and cash equivalents	(122)	(255)
Cash and cash equivalents, beginning of period	1,966	1,410
Cash and cash equivalents, end of period	$1,844	$1,155
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$372	$32,834	$(212)	$1,681	$34,303
Dividends declared		(853)			(853)
Contributions from (distributions to) noncontrolling interests, net	(29)			(75)	(75)
Other comprehensive income (loss)			307	287	594
Other		5		155	160
Net income (loss)	24	1,935		98	2,033
Balance, June 30, 2016	$367	$33,921	$95	$2,146	$36,162
Balance, December 31, 2016	$530	$39,036	$(135)	$2,116	$41,017
Dividends declared		(1,141)			(1,141)
Contributions from (distributions to) noncontrolling interests, net	(46)			(55)	(55)
Contribution from member		662			662
Other comprehensive income (loss)			50	82	132
Purchase of Universal Studios Japan noncontrolling interests		(704)	141	(1,736)	(2,299)
Other	10	82		474	556
Net income (loss)	18	2,476		67	2,543
Balance, June 30, 2017	$512	$40,411	$56	$948	$41,415
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
We have substantially completed the review of our revenue arrangements and do not currently expect that the adoption of the new standard will have a material impact on our financial position or results of operations. However, we do expect that the new standard will impact the timing of recognition for our Cable Networks, Broadcast Television and Filmed Entertainment segments’ content licensing revenue associated with renewals or extensions of existing program licensing agreements, which will be recognized as revenue when the licensed content becomes available under the renewal or extension instead of when the agreement is renewed or extended. The updated guidance also requires additional disclosures regarding the nature, timing and uncertainty of our revenue transactions. We intend to adopt the provisions of the guidance using the full retrospective method, under which we will adjust any prior periods presented to reflect the updated guidance.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings in the year the guidance is adopted with certain exceptions. If we had adopted the provisions of the updated guidance as of January 1, 2017 for our equity investments classified as available-for-sale securities, primarily our investment in Snap Inc. (see Note 6), net income attributable to NBCUniversal would have decreased for the three and six months ended June 30, 2017 by $140 million and $139 million, respectively. We are currently in the process of determining the impact that the updated accounting guidance will have on our cost method investments.
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

NBCUniversal Media, LLC

Note 3: Significant Transactions
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, we relinquished our spectrum rights in the New York, Philadelphia and Chicago designated market areas (“DMAs”) where NBC and Telemundo had overlapping spectrum. We received proceeds of $482 million in July 2017. NBC and Telemundo stations will share broadcast signals in these DMAs.
Universal Studios Japan
On April 6, 2017, we acquired the remaining interests in Universal Studios Japan that we did not already own for $2.3 billion. The acquisition was funded through borrowings under our revolving credit agreement with Comcast. Because we maintained control of Universal Studios Japan, the difference between the consideration transferred and the recorded value of the noncontrolling interests, as well as the related accumulated other comprehensive income impact, were recorded to additional paid-in capital.
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
Allocation of Purchase Price
The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on valuation analyses. In valuing acquired assets and liabilities, fair value estimates were primarily based on Level 3 inputs, including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. During the six months ended June 30, 2017, we updated the preliminary allocation of purchase price for DreamWorks Animation, which primarily resulted in increases to noncontrolling interests, intangible assets and goodwill and a decrease to working capital. The changes did not have a material impact on our condensed consolidated financial statements. We may adjust these amounts further as valuations are finalized and we obtain information necessary to complete the analyses, but no later than one year from the acquisition date.
The table below presents the preliminary allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Allocation of Purchase Price
(in millions)
Film and television costs	$854
Intangible assets	396
Working capital	163
Debt	(381)
Tax receivable agreement(a)	(146)
Other noncurrent assets and liabilities and other(b)	435
Identifiable net assets (liabilities) acquired	1,321
Noncontrolling interests	(337)
Goodwill	2,789
Cash consideration transferred	$3,773

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

(b)	Other included $289 million recorded to member’s capital that represented deferred income tax assets and other tax-related items recorded by Comcast but excluded from the net assets contributed to us.
Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for the three and six months ended June 30, 2017.

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
Comcast is also the counterparty to one of our contractual obligations. As of June 30, 2017, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Balance Sheet

(in millions)	June 30, 2017	December 31, 2016
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$324	$285
Accounts payable and accrued expenses related to trade creditors	$39	$55
Accrued expenses and other current liabilities	$26	$4
Note payable to Comcast	$2,981	$2,703
Other noncurrent liabilities	$389	$389
Condensed Consolidated Statement of Income

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$460	$406	$919	$813
Operating costs and expenses	$(49)	$(44)	$(110)	$(104)
Other income (expense)	$(28)	$(17)	$(47)	$(30)
Note 5: Film and Television Costs

(in millions)	June 30, 2017	December 31, 2016
Film Costs:
Released, less amortization	$1,949	$1,750
Completed, not released	93	50
In production and in development	813	1,310
	2,855	3,110
Television Costs:
Released, less amortization	1,888	1,953
In production and in development	751	853
	2,639	2,806
Programming rights, less amortization	2,721	2,570
	8,215	8,486
Less: Current portion of programming rights	1,625	1,241
Film and television costs	$6,590	$7,245

NBCUniversal Media, LLC

Note 6: Investments

(in millions)	June 30, 2017	December 31, 2016
Fair Value Method:
Snap	$522	$—
Other	3	6
	525	6
Equity Method:
Hulu	218	225
Other	415	336
	633	561
Cost Method:
BuzzFeed	400	400
Other	351	296
	751	696
Total investments	1,909	1,263
Less: Current investments	19	—
Noncurrent investments	$1,890	$1,263
Fair Value Method
Snap
In March 2017, Comcast acquired an interest in Snap Inc. as part of its initial public offering. On March 31, 2017, Comcast contributed its investment in Snap to us as an equity contribution of $662 million, which was recorded in our condensed consolidated statement of equity based on the fair value of the investment as of March 31, 2017. We have classified our investment as an available-for-sale security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images.
Equity Method
The Weather Channel
In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net for the six months ended June 30, 2016.
Note 7: Long-Term Debt
As of June 30, 2017, our debt, excluding the note payable to Comcast, had a carrying value of $12.3 billion and an estimated fair value of $13.5 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In May 2017, Universal Studios Japan entered into a new ¥450 billion ($3.9 billion at issuance) term loan with a final maturity of March 2022. We used the proceeds from this borrowing to repay in full $3.3 billion of Universal Studios Japan’s existing yen-denominated term loans and a portion of amounts outstanding under our revolving credit agreement with Comcast.
Cross-Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7 billion Comcast revolving credit facility due 2021. As of June 30, 2017, outstanding debt securities of $46.1 billion of Comcast and CCCL Parent were subject to the guarantee structure.
We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4.8 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility, commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.
The Universal Studios Japan term loan is not subject to the cross-guarantee structure, however it has a separate guarantee from Comcast.

NBCUniversal Media, LLC

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
Recognized Share-Based Compensation Expense

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Restricted share units	$34	$27	$54	$45
Stock options	5	2	7	4
Employee stock purchase plans	1	2	4	5
Total	$40	$31	$65	$54
Note 9: Supplemental Financial Information
Receivables

(in millions)	June 30, 2017	December 31, 2016
Receivables, gross	$6,738	$6,799
Less: Allowance for returns and customer incentives	341	413
Less: Allowance for doubtful accounts	78	84
Receivables, net	$6,319	$6,302
Accumulated Other Comprehensive Income (Loss)

(in millions)	June 30, 2017	June 30, 2016
Unrealized gains (losses) on marketable securities	$(139)	$—
Deferred gains (losses) on cash flow hedges	1	(13)
Unrecognized gains (losses) on employee benefit obligations	118	3
Cumulative translation adjustments	76	105
Accumulated other comprehensive income (loss)	$56	$95
Net Cash Provided by Operating Activities

	Six Months Ended June 30
(in millions)	2017	2016
Net income	$2,561	$2,057
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	1,028	879
Equity in net (income) losses of investees, net	55	21
Cash received from investees	44	31
Net (gain) loss on investment activity and other	(26)	(92)
Deferred income taxes	19	64
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	(95)	145
Film and television costs, net	275	(179)
Accounts payable and accrued expenses related to trade creditors	(220)	(185)
Other operating assets and liabilities	(115)	(263)
Net cash provided by operating activities	$3,526	$2,478

NBCUniversal Media, LLC

Cash Payments for Interest and Income Taxes

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Interest	$210	$219	$287	$285
Income taxes	$97	$63	$149	$122
Noncash Investing and Financing Activities
During the six months ended June 30, 2017:

•	we acquired $294 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed its investment in Snap to us at its fair value as of March 31, 2017, which was a noncash transaction (see Note 6 for additional information)
Note 10: Financial Data by Business Segment
We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, and our cable television studio production operations.

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
We use Adjusted EBITDA (formerly operating income before depreciation and amortization) to evaluate the profitability of our operating segments and the components of net income attributable to NBCUniversal below Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

	Three Months Ended June 30, 2017
(in millions)	Revenue(c)	Adjusted EBITDA(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,696	$1,055	$181	$874	$8	$4
Broadcast Television	2,241	416	31	385	30	4
Filmed Entertainment	2,155	285	26	259	19	6
Theme Parks	1,314	551	186	365	243	26
Headquarters and Other(a)	9	(235)	96	(331)	38	33
Eliminations(b)	(84)	(1)	—	(1)	—	—
Total	$8,331	$2,071	$520	$1,551	$338	$73

	Three Months Ended June 30, 2016
(in millions)	Revenue(c)	Adjusted EBITDA(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,566	$944	$187	$757	$7	$3
Broadcast Television	2,128	394	30	364	30	3
Filmed Entertainment	1,351	56	12	44	5	3
Theme Parks	1,136	469	145	324	240	20
Headquarters and Other(a)	6	(175)	91	(266)	78	33
Eliminations(b)	(84)	1	—	1	—	—
Total	$7,103	$1,689	$465	$1,224	$360	$62

NBCUniversal Media, LLC

	Six Months Ended June 30, 2017
(in millions)	Revenue(c)	Adjusted EBITDA(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$5,337	$2,171	$395	$1,776	$10	$7
Broadcast Television	4,449	738	63	675	59	7
Filmed Entertainment	4,136	653	47	606	29	11
Theme Parks	2,432	948	328	620	472	39
Headquarters and Other(a)	17	(420)	195	(615)	53	64
Eliminations(b)	(172)	(2)	—	(2)	—	—
Total	$16,199	$4,088	$1,028	$3,060	$623	$128

	Six Months Ended June 30, 2016
(in millions)	Revenue(c)	Adjusted EBITDA(d)	Depreciation and Amortization	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$5,019	$1,900	$377	$1,523	$8	$4
Broadcast Television	4,212	678	62	616	49	6
Filmed Entertainment	2,734	223	20	203	8	6
Theme Parks	2,162	844	243	601	440	29
Headquarters and Other(a)	9	(335)	177	(512)	150	69
Eliminations(b)	(172)	1	—	1	—	—
Total	$13,964	$3,311	$879	$2,432	$655	$114

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

	Three Months Ended June 30		Six Months Ended June 30
(in millions)	2017	2016	2017	2016
Adjusted EBITDA	$2,071	$1,689	$4,088	$3,311
Depreciation	(265)	(223)	(496)	(415)
Amortization	(255)	(242)	(532)	(464)
Other income (expense) items, net	(164)	(175)	(308)	(203)
Income before income taxes	$1,387	$1,049	$2,752	$2,229