Form 10-Q
period 2017-09-30
COMCAST CORP; NBCUniversal Media, LLC
filed 2017-10-26
CIK 1166691, 902739

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☒	Quarterly Report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended September 30, 2017
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
Indicate the number of shares outstanding of each of the registrant’s classes of stock, as of the latest practical date:
As of September 30, 2017, there were 4,664,327,455 shares of Comcast Corporation Class A common stock and 9,444,375 shares of Comcast Corporation Class B common stock outstanding.
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
This Quarterly Report on Form 10-Q is for the three and nine months ended September 30, 2017. This Quarterly Report on Form 10-Q modifies and supersedes documents filed before it. The Securities and Exchange Commission (“SEC”) allows us to “incorporate by reference” information that we file with it, which means that we can disclose important information to you by referring you directly to those documents. Information incorporated by reference is considered to be part of this Quarterly Report on Form 10-Q. In addition, information that we file with the SEC in the future will automatically update and supersede information contained in this Quarterly Report on Form 10-Q.

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
ITEM 1: FINANCIAL STATEMENTS
Comcast Corporation
Condensed Consolidated Balance Sheet
(Unaudited)

(in millions, except share data)	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$4,114	$3,301
Receivables, net	7,915	7,955
Programming rights	1,779	1,250
Other current assets	2,152	3,855
Total current assets	15,960	16,361
Film and television costs	6,796	7,252
Investments	6,695	5,247
Property and equipment, net of accumulated depreciation of $49,943 and $49,694	37,856	36,253
Franchise rights	59,364	59,364
Goodwill	36,752	35,980
Other intangible assets, net of accumulated amortization of $12,371 and $11,013	18,733	17,274
Other noncurrent assets, net	3,145	2,769
Total assets	$185,301	$180,500
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$6,976	$6,915
Accrued participations and residuals	1,811	1,726
Deferred revenue	1,572	1,132
Accrued expenses and other current liabilities	5,849	6,282
Current portion of long-term debt	5,241	5,480
Total current liabilities	21,449	21,535
Long-term debt, less current portion	59,720	55,566
Deferred income taxes	35,602	34,854
Other noncurrent liabilities	10,914	10,925
Commitments and contingencies (Note 10)
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	1,353	1,446
Equity:
Preferred stock—authorized, 20,000,000 shares; issued, zero	—	—
Class A common stock, $0.01 par value—authorized, 7,500,000,000 shares; issued, 5,537,118,483 and 5,614,950,039; outstanding, 4,664,327,455 and 4,742,159,011	55	56
Class B common stock, $0.01 par value—authorized, 75,000,000 shares; issued and outstanding, 9,444,375	—	—
Additional paid-in capital	37,529	38,230
Retained earnings	24,979	23,076
Treasury stock, 872,791,028 Class A common shares	(7,517)	(7,517)
Accumulated other comprehensive income (loss)	381	98
Total Comcast Corporation shareholders’ equity	55,427	53,943
Noncontrolling interests	836	2,231
Total equity	56,263	56,174
Total liabilities and equity	$185,301	$180,500
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions, except per share data)	2017	2016	2017	2016
Revenue	$20,983	$21,319	$62,611	$59,378
Costs and Expenses:
Programming and production	6,077	7,003	18,492	17,926
Other operating and administrative	6,423	5,996	18,310	17,285
Advertising, marketing and promotion	1,553	1,485	4,748	4,510
Depreciation	1,991	1,865	5,876	5,518
Amortization	589	530	1,747	1,544
Other operating gains	(442)	—	(442)	—
	16,191	16,879	48,731	46,783
Operating income	4,792	4,440	13,880	12,595
Other Income (Expense):
Interest expense	(766)	(751)	(2,279)	(2,186)
Investment income (loss), net	82	80	205	168
Equity in net income (losses) of investees, net	(39)	(34)	12	(64)
Other income (expense), net	27	(11)	82	104
	(696)	(716)	(1,980)	(1,978)
Income before income taxes	4,096	3,724	11,900	10,617
Income tax expense	(1,413)	(1,400)	(4,035)	(3,989)
Net income	2,683	2,324	7,865	6,628
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(33)	(87)	(136)	(229)
Net income attributable to Comcast Corporation	$2,650	$2,237	$7,729	$6,399
Basic earnings per common share attributable to Comcast Corporation shareholders	$0.56	$0.47	$1.64	$1.32
Diluted earnings per common share attributable to Comcast Corporation shareholders	$0.55	$0.46	$1.61	$1.31
Dividends declared per common share	$0.1575	$0.1375	$0.4725	$0.4125
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Net income	$2,683	$2,324	$7,865	$6,628
Unrealized gains (losses) on marketable securities, net of deferred taxes of $35, $—, $26 and $(1)	(59)	(1)	(42)	2
Deferred gains (losses) on cash flow hedges, net of deferred taxes of $(9), $(7), ($16) and $46	16	12	28	(79)
Amounts reclassified to net income:
Realized (gains) losses on marketable securities, net of deferred taxes of $—, $—, $— and $1	(1)	—	(1)	(1)
Realized (gains) losses on cash flow hedges, net of deferred taxes of $7, $(6), $15 and $(42)	(12)	11	(26)	73
Employee benefit obligations, net of deferred taxes of $3, $—, $(30) and $(2)	(6)	—	51	2
Currency translation adjustments, net of deferred taxes of $(8), $(6), $(47) and $(122)	20	45	166	532
Comprehensive income	2,641	2,391	8,041	7,157
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(33)	(87)	(136)	(229)
Other comprehensive (income) loss attributable to noncontrolling interests	(5)	(34)	(87)	(321)
Comprehensive income attributable to Comcast Corporation	$2,603	$2,270	$7,818	$6,607
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(in millions)	2017	2016
Net cash provided by operating activities	$15,961	$13,989
Investing Activities
Capital expenditures	(6,839)	(6,562)
Cash paid for intangible assets	(1,240)	(1,163)
Acquisitions and construction of real estate properties	(325)	(303)
Acquisitions, net of cash acquired	(429)	(3,904)
Proceeds from sales of investments	120	188
Purchases of investments	(2,064)	(618)
Deposits	—	(1,748)
Other	750	(42)
Net cash provided by (used in) investing activities	(10,027)	(14,152)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(2,807)	610
Proceeds from borrowings	11,460	9,231
Repurchases and repayments of debt	(5,021)	(2,994)
Repurchases of common stock under repurchase program and employee plans	(4,212)	(4,061)
Dividends paid	(2,147)	(1,944)
Purchase of Universal Studios Japan noncontrolling interests	(2,299)	—
Issuances of common stock	—	23
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	(198)	(194)
Other	103	4
Net cash provided by (used in) financing activities	(5,121)	675
Increase (decrease) in cash and cash equivalents	813	512
Cash and cash equivalents, beginning of period	3,301	2,295
Cash and cash equivalents, end of period	$4,114	$2,807
See accompanying notes to condensed consolidated financial statements.

Comcast Corporation

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Redeemable Noncontrolling Interests and Redeemable Subsidiary Preferred Stock	Common Stock		Additional Paid-In Capital	Retained Earnings	Treasury Stock at Cost	Accumulated Other Comprehensive Income (Loss)	Non- controlling Interests	Total Equity
(in millions)		A	B
Balance, December 31, 2015	$1,221	$57	$—	$38,490	$21,413	$(7,517)	$(174)	$1,709	$53,978
Stock compensation plans				582					582
Repurchases of common stock under repurchase program and employee plans		(1)		(758)	(3,303)				(4,062)
Employee stock purchase plans				117					117
Dividends declared					(1,999)				(1,999)
Other comprehensive income (loss)							208	321	529
Contributions from (distributions to) noncontrolling interests, net	(20)							(99)	(99)
Other	62			(33)				245	212
Net income (loss)	63				6,399			166	6,565
Balance, September 30, 2016	$1,326	$56	$—	$38,398	$22,510	$(7,517)	$34	$2,342	$55,823
Balance, December 31, 2016	$1,446	$56	$—	$38,230	$23,076	$(7,517)	$98	$2,231	$56,174
Stock compensation plans				440					440
Repurchases of common stock under repurchase program and employee plans		(1)		(633)	(3,587)				(4,221)
Employee stock purchase plans				140					140
Dividends declared					(2,239)				(2,239)
Other comprehensive income (loss)							89	87	176
Contributions from (distributions to) noncontrolling interests, net	(31)							(81)	(81)
Purchase of Universal Studios Japan noncontrolling interests				(696)			194	(1,736)	(2,238)
Other	(114)			48				251	299
Net income (loss)	52				7,729			84	7,813
Balance, September 30, 2017	$1,353	$55	$—	$37,529	$24,979	$(7,517)	$381	$836	$56,263
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
We have substantially completed the review of our revenue arrangements and do not currently expect that the adoption of the new standard will have a material impact on our financial position or results of operations. Upon adoption, we anticipate implementing certain changes in the presentation of revenue and expenses, including changes related to the allocation of revenue among the cable services included in a bundle that our residential customers purchase at a discount. We also expect that the new standard will impact the timing of recognition for (1) our Cable Communications segment’s installation revenue and commission expenses, which will be recognized as revenue and costs over a period of time instead of immediately, and (2) our Cable Networks, Broadcast Television and Filmed Entertainment segments’ content licensing revenue associated with renewals or extensions of existing program licensing agreements, which will be recognized as revenue when the licensed content becomes available under the renewal or extension instead of when the agreement is renewed or extended. In addition, the updated guidance requires additional disclosures regarding the nature, timing and uncertainty of our revenue transactions. We intend to adopt the provisions of the guidance using the full retrospective method, under which we will adjust any prior periods presented to reflect the updated guidance.
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings in the year the guidance is adopted with certain exceptions. If we had adopted the provisions of the updated guidance as of January 1, 2017 for our equity investments classified as available-for-sale securities, primarily our investment in Snap Inc. (see Note 6), net income attributable to Comcast Corporation would have decreased for the three and nine months ended September 30, 2017 by $63 million and $47 million, respectively. We are currently in the process of determining the impact that the updated accounting guidance will have on our cost method investments.

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
We adopted the updated guidance as of January 1, 2017 and, as required, we prospectively adopted the provisions that relate to the recognition of the excess income tax benefits or deficiencies in our condensed consolidated statement of income. The excess tax benefits resulted in a decrease to income tax expense of $49 million and $247 million for the three and nine months ended September 30, 2017, respectively. In addition, the excess tax benefits resulted in an increase to diluted earnings per common share attributable to Comcast Corporation shareholders of $0.01 and $0.04 for the three and nine months ended September 30, 2017, respectively. As required by the updated guidance, the prior year periods in our condensed consolidated statement of income were not adjusted as a result of these provisions.
In addition, we retrospectively adopted the provisions of this guidance related to changes to the statement of cash flows for all periods presented. This resulted in increases to net cash provided by operating activities and decreases to net cash provided by (used in) financing activities of $644 million and $492 million for the nine months ended September 30, 2017 and 2016, respectively.
Note 3: Earnings Per Share
Computation of Diluted EPS

	Three Months Ended September 30
	2017			2016
(in millions, except per share data)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$2,650	4,698	$0.56	$2,237	4,805	$0.47
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		79			56
Diluted EPS attributable to Comcast Corporation shareholders	$2,650	4,777	$0.55	$2,237	4,861	$0.46

Comcast Corporation

	Nine Months Ended September 30
	2017			2016
(in millions, except per share amounts)	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount	Net Income Attributable to Comcast Corporation	Shares	Per Share Amount
Basic EPS attributable to Comcast Corporation shareholders	$7,729	4,725	$1.64	$6,399	4,837	$1.32
Effect of dilutive securities:
Assumed exercise or issuance of shares relating to stock plans		81			56
Diluted EPS attributable to Comcast Corporation shareholders	$7,729	4,806	$1.61	$6,399	4,893	$1.31
Diluted earnings per common share attributable to Comcast Corporation shareholders (“diluted EPS”) considers the impact of potentially dilutive securities using the treasury stock method. Our potentially dilutive securities include potential common shares related to our stock options and our restricted share units (“RSUs”). The amount of potential common shares related to our share-based compensation plans that were excluded from diluted EPS because their effect would have been antidilutive was not material for the three and nine months ended September 30, 2017 and 2016.
Note 4: Significant Transactions
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, NBCUniversal relinquished its spectrum rights in the New York, Philadelphia and Chicago designated market areas (“DMAs”) where NBC and Telemundo had overlapping spectrum. NBCUniversal received proceeds of $482 million in July 2017, which were recorded in other investing activities in our condensed consolidated statement of cash flows. NBCUniversal recognized a pretax gain of $337 million in other operating gains for the three months ended September 30, 2017 in our condensed consolidated statement of income. NBC and Telemundo stations will share broadcast signals in these DMAs. In connection with the auction, we also acquired the rights to $1.7 billion of spectrum, which were recorded to other intangible assets, net in our condensed consolidated balance sheet. We had previously made a deposit of $1.8 billion to participate in the auction in the third quarter of 2016 and received a refund for amounts in excess of the purchase price in the second quarter of 2017.
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
Allocation of Purchase Price
The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on valuation analyses. In valuing acquired assets and liabilities, fair value estimates were primarily based on Level 3 inputs, including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. Further, we recorded deferred income taxes based on the tax basis of the acquired net assets and the valuation allowances based on the expected use of net operating loss carryforwards. The goodwill is not deductible for tax purposes. During the nine months ended September 30, 2017, we updated the allocation of purchase price for DreamWorks Animation based on final valuation analyses, which primarily resulted in increases

Comcast Corporation

to noncontrolling interests, intangible assets and goodwill and decreases to working capital and deferred income tax assets. The changes did not have a material impact on our condensed consolidated financial statements.
The table below presents the allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Allocation of Purchase Price
(in millions)
Film and television costs	$838
Intangible assets	396
Working capital	156
Debt	(381)
Tax receivable agreement	(146)
Deferred income taxes	291
Other noncurrent assets and liabilities	170
Identifiable net assets (liabilities) acquired	1,324
Noncontrolling interests	(337)
Goodwill	2,786
Cash consideration transferred	$3,773
The tax receivable agreement was settled immediately following the acquisition and the payment was recorded as an operating activity in our condensed consolidated statement of cash flows in the third quarter of 2016. We also repaid all of the assumed debt of DreamWorks Animation in the third quarter of 2016.
Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for the three and nine months ended September 30, 2017 and 2016.
Note 5: Film and Television Costs

(in millions)	September 30, 2017	December 31, 2016
Film Costs:
Released, less amortization	$1,747	$1,750
Completed, not released	198	50
In production and in development	829	1,310
	2,774	3,110
Television Costs:
Released, less amortization	2,047	1,953
In production and in development	853	853
	2,900	2,806
Programming rights, less amortization	2,901	2,586
	8,575	8,502
Less: Current portion of programming rights	1,779	1,250
Film and television costs	$6,796	$7,252

Comcast Corporation

Note 6: Investments

(in millions)	September 30, 2017	December 31, 2016
Fair Value Method:
Snap	$427	$—
Other	164	198
	591	198
Equity Method:
Atairos	2,225	1,601
Hulu	255	225
Other	871	550
	3,351	2,376
Cost Method:
AirTouch	1,610	1,599
BuzzFeed	400	400
Other	756	771
	2,766	2,770
Total investments	6,708	5,344
Less: Current investments	13	97
Noncurrent investments	$6,695	$5,247
Investment Income (Loss), Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Gains (losses) on sales and exchanges of investments, net	$10	$24	$9	$39
Investment impairment losses	(3)	(7)	(9)	(28)
Interest and dividend income	36	31	101	91
Other, net	39	32	104	66
Investment income (loss), net	$82	$80	$205	$168
Fair Value Method
Snap
In March 2017, we acquired an interest in Snap Inc. for $500 million as part of its initial public offering, which we have classified as an available-for-sale security. Snap is a camera company whose primary product is Snapchat, a camera app that was created to help people communicate through short videos and images.
Equity Method
Atairos
For the nine months ended September 30, 2017, we made cash capital contributions totaling $994 million to Atairos Group, Inc., which included amounts accrued as of December 31, 2016. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. For the three and nine months ended September 30, 2017, our share of Atairos income was $7 million and $106 million, respectively. For the three and nine months ended September 30, 2016, our share of Atairos losses was $9 million and $36 million, respectively.
In July 2017, we sold a business to a company owned by Atairos and received as consideration an investment in that company, which we account for as an equity method investment. In connection with the sale of the business, we recognized a pretax gain of $105 million in other operating gains for the three months ended September 30, 2017.
The Weather Channel
In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net for the nine months ended September 30, 2016.

Comcast Corporation

Cost Method
AirTouch
We hold two series of preferred stock of Verizon Americas, Inc., formerly known as AirTouch Communications, Inc. (“AirTouch”), a subsidiary of Verizon Communications Inc., which are redeemable in April 2020. As of September 30, 2017, the estimated fair value of the AirTouch preferred stock was $1.7 billion. The estimated fair value of the associated liability related to the redeemable subsidiary preferred shares issued by one of our consolidated subsidiaries was $1.8 billion. The estimated fair values are based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
Note 7: Long-Term Debt
As of September 30, 2017, our debt had a carrying value of $65.0 billion and an estimated fair value of $71.7 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
Debt Borrowings and Repayments
In August 2017, we issued $1.65 billion aggregate principal amount of 3.15% senior notes due 2028 and $850 million aggregate principal amount of 4.00% senior notes due 2047. In June 2017, NBCUniversal Enterprise issued $1.5 billion aggregate principal amount of senior floating rate notes due 2021. In March 2017, we issued $1.005 billion aggregate principal amount of 4.45% senior notes due 2047. In January 2017, we issued $1.25 billion aggregate principal amount of 3.00% senior notes due 2024 and $1.25 billion aggregate principal amount of 3.30% senior notes due 2027.
In May 2017, we repaid at maturity $550 million aggregate principal amount of 8.875% senior notes due 2017. In January 2017, we repaid at maturity $1.0 billion aggregate principal amount of 6.50% senior notes due 2017.
In May 2017, Universal Studios Japan entered into ¥450 billion ($3.9 billion at issuance) of new term loans with a final maturity of March 2022. We used the proceeds from these borrowings to repay in full $3.3 billion of Universal Studios Japan’s existing yen-denominated term loans and a portion of amounts outstanding under our commercial paper program.
Revolving Credit Facilities
As of September 30, 2017, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $8.3 billion, which included $1.5 billion available under NBCUniversal Enterprise’s revolving credit facility.
Commercial Paper Programs
In June 2017, we increased the Comcast and NBCUniversal Enterprise commercial paper programs to $7.0 billion and $1.5 billion, respectively, to coincide with the borrowing capacities under the Comcast and NBCUniversal Enterprise revolving credit facilities.
As of September 30, 2017, Comcast and NBCUniversal Enterprise had no commercial paper outstanding.
Senior Notes Exchange
In October 2017, we and NBCUniversal announced and settled a private debt exchange transaction. We issued $2.0 billion aggregate principal amount of new 3.969% senior notes due 2047, $2.0 billion aggregate principal amount of new 3.999% senior notes due 2049, and $1.5 billion aggregate principal amount of new 4.049% senior notes due 2052 in exchange for $3.9 billion aggregate principal amount of certain series of outstanding senior notes issued by Comcast and NBCUniversal. The new notes are fully and unconditionally guaranteed by NBCUniversal and Comcast Cable Communications, LLC.
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

Comcast Corporation

Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Restricted share units	$99	$77	$284	$236
Stock options	52	48	155	133
Employee stock purchase plans	8	6	25	22
Total	$159	$131	$464	$391
As of September 30, 2017, we had unrecognized pretax compensation expense of $886 million and $451 million related to nonvested RSUs and nonvested stock options, respectively.
Note 9: Supplemental Financial Information
Receivables

(in millions)	September 30, 2017	December 31, 2016
Receivables, gross	$8,549	$8,622
Less: Allowance for returns and customer incentives	357	417
Less: Allowance for doubtful accounts	277	250
Receivables, net	$7,915	$7,955
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2017	September 30, 2016
Unrealized gains (losses) on marketable securities	$(43)	$2
Deferred gains (losses) on cash flow hedges	(12)	(52)
Unrecognized gains (losses) on employee benefit obligations	270	8
Cumulative translation adjustments	166	76
Accumulated other comprehensive income (loss), net of deferred taxes	$381	$34
Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2017	2016
Net income	$7,865	$6,628
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	7,181	7,062
Share-based compensation	594	495
Noncash interest expense (income), net	187	172
Equity in net (income) losses of investees, net	(12)	64
Cash received from investees	72	58
Net (gain) loss on investment activity and other	(193)	(159)
Deferred income taxes	678	985
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	28	(315)
Film and television costs, net	(71)	(593)
Accounts payable and accrued expenses related to trade creditors	(17)	46
Other operating assets and liabilities	(351)	(454)
Net cash provided by operating activities	$15,961	$13,989

Comcast Corporation

Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Interest	$905	$808	$2,277	$2,043
Income taxes	$1,206	$1,031	$3,415	$2,716
Noncash Investing and Financing Activities
During the nine months ended September 30, 2017:

•	we acquired $1.4 billion of property and equipment and intangible assets that were accrued but unpaid

•	we recorded a liability of $736 million for a quarterly cash dividend of $0.1575 per common share to be paid in October 2017
Note 10: Commitments and Contingencies
Redeemable Subsidiary Preferred Stock
As of September 30, 2017, the fair value of the NBCUniversal Enterprise redeemable subsidiary preferred stock was $756 million. The estimated fair value is based on Level 2 inputs that use pricing models whose inputs are derived primarily from or corroborated by observable market data through correlation or other means for substantially the full term of the financial instrument.
Contingencies
We were a defendant in a lawsuit filed in December 2011 by Sprint Communications Company L.P. (“Sprint”) in the United States District Court for the District of Kansas. Sprint’s initial complaint alleged that Comcast Digital Voice and XFINITY Voice infringe twelve Sprint patents covering various aspects of a telecommunications system. In March 2015, Sprint withdrew its allegations of infringement for two of the patents. In December 2016, the Court granted summary judgment for us with respect to non-infringement on one of the patents and granted summary judgment for Sprint on one of the patents as to infringement with respect to some but not all of our accused telecommunications systems but not as to the patent’s validity. In January 2017, the Court entered judgment in favor of us on Sprint’s claims for infringement of two of the patents. In March 2017, Sprint indicated that it would not proceed to trial on three of the patents. Trial with respect to the four remaining patents, including the patent for which the Court granted partial summary judgment to Sprint, was set to begin on October 23, 2017. On October 16, 2017, the parties entered into a settlement agreement which dismisses all claims and resolves the parties’ disputes asserted in the matters described above, as well as in all other outstanding patent litigation matters between the parties, for a payment to Sprint and certain contractual rights. In connection therewith, we recorded a charge of $250 million in the third quarter of 2017.
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
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to Comcast Corporation below Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

	Three Months Ended September 30, 2017
(in millions)	Revenue(f)	Adjusted EBITDA(g)	Depreciation, Amortization and Other(h)	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$13,203	$5,246	$2,049	$3,197	$2,061	$322
NBCUniversal
Cable Networks	2,603	905	179	726	5	4
Broadcast Television	2,133	321	(305)	626	66	4
Filmed Entertainment	1,784	394	32	362	18	6
Theme Parks	1,550	775	166	609	199	18
Headquarters and Other(b)	15	(122)	97	(219)	66	37
Eliminations(c)	(71)	1	—	1	—	—
NBCUniversal	8,014	2,274	169	2,105	354	69
Corporate and Other(d)	266	(349)	170	(519)	19	13
Eliminations(c)	(500)	9	—	9	—	—
Comcast Consolidated	$20,983	$7,180	$2,388	$4,792	$2,434	$404

	Three Months Ended September 30, 2016
(in millions)	Revenue(f)	Adjusted EBITDA(g)	Depreciation, Amortization and Other	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$12,557	$4,986	$1,929	$3,057	$2,044	$352
NBCUniversal
Cable Networks(e)	2,942	893	184	709	7	4
Broadcast Television(e)	3,087	378	27	351	28	6
Filmed Entertainment	1,792	353	13	340	6	4
Theme Parks	1,440	706	130	576	228	19
Headquarters and Other(b)	1	(183)	91	(274)	67	34
Eliminations(c)	(84)	(1)	—	(1)	—	—
NBCUniversal	9,178	2,146	445	1,701	336	67
Corporate and Other(d)	168	(223)	21	(244)	26	7
Eliminations(c)	(584)	(74)	—	(74)	—	—
Comcast Consolidated	$21,319	$6,835	$2,395	$4,440	$2,406	$426

Comcast Corporation

	Nine Months Ended September 30, 2017
(in millions)	Revenue(f)	Adjusted EBITDA(g)	Depreciation, Amortization and Other(h)	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$39,237	$15,764	$6,030	$9,734	$5,798	$1,001
NBCUniversal
Cable Networks	7,940	3,076	574	2,502	15	11
Broadcast Television	6,582	1,059	(242)	1,301	125	11
Filmed Entertainment	5,920	1,047	79	968	47	17
Theme Parks	3,982	1,723	494	1,229	671	57
Headquarters and Other(b)	32	(542)	292	(834)	119	101
Eliminations(c)	(243)	(1)	—	(1)	—	—
NBCUniversal	24,213	6,362	1,197	5,165	977	197
Corporate and Other(d)	679	(845)	204	(1,049)	64	42
Eliminations(c)	(1,518)	30	—	30	—	—
Comcast Consolidated	$62,611	$21,311	$7,431	$13,880	$6,839	$1,240

	Nine Months Ended September 30, 2016
(in millions)	Revenue(f)	Adjusted EBITDA(g)	Depreciation, Amortization and Other	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Communications(a)	$37,205	$14,923	$5,676	$9,247	$5,501	$965
NBCUniversal
Cable Networks(e)	7,961	2,793	561	2,232	15	8
Broadcast Television(e)	7,299	1,056	89	967	77	12
Filmed Entertainment	4,526	576	33	543	14	10
Theme Parks	3,602	1,550	373	1,177	668	48
Headquarters and Other(b)	10	(518)	268	(786)	217	103
Eliminations(c)	(256)	—	—	—	—	—
NBCUniversal	23,142	5,457	1,324	4,133	991	181
Corporate and Other(d)	547	(668)	62	(730)	70	17
Eliminations(c)	(1,516)	(55)	—	(55)	—	—
Comcast Consolidated	$59,378	$19,657	$7,062	$12,595	$6,562	$1,163

(a)	For the three and nine months ended September 30, 2017 and 2016, Cable Communications segment revenue was derived from the following sources:

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
Residential:
Video	44.1%	44.5%	44.3%	44.9%
High-speed Internet	28.1%	27.1%	28.0%	27.0%
Voice	6.4%	7.0%	6.5%	7.2%
Business services	11.9%	11.1%	11.7%	10.9%
Advertising	4.1%	5.0%	4.1%	4.7%
Other	5.4%	5.3%	5.4%	5.3%
Total	100.0%	100.0%	100.0%	100.0%
Subscription revenue received from residential customers who purchase bundled services at a discounted rate is allocated proportionally to each cable service based on the individual service’s price on a stand-alone basis.
For the three and nine months ended September 30, 2017, 2.7% and 2.8%, respectively, of Cable Communications segment revenue was derived from franchise and other regulatory fees. For both the three and nine months ended September 30, 2016, 2.8% of Cable Communications segment revenue was derived from franchise and other regulatory fees.

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

(d)
Corporate and Other activities include costs associated with overhead and personnel, the costs of other business development initiatives, including our new wireless phone service, and the operations of Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses.

(e)	The revenue and operating costs and expenses associated with our broadcast of the 2016 Rio Olympics were reported in our Cable Networks and Broadcast Television segments.

(f)	No single customer accounted for a significant amount of revenue in any period.

(g)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, other income (expense) items, net, depreciation and amortization expense, and other operating gains, and excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets, if any. From time to time we may exclude from Adjusted EBITDA the impact of events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Other income (expense) items, net include interest expense, investment income (loss), equity in net income (losses) of investees, and other income (expense), net (as stated in our condensed consolidated statement of income). This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital and tax structures and by our investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Comcast Corporation, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Adjusted EBITDA	$7,180	$6,835	$21,311	$19,657
Adjustment for legal settlement	(250)	—	(250)	—
Depreciation	(1,991)	(1,865)	(5,876)	(5,518)
Amortization	(589)	(530)	(1,747)	(1,544)
Other operating gains	442	—	442	—
Other income (expense) items, net	(696)	(716)	(1,980)	(1,978)
Income before income taxes	$4,096	$3,724	$11,900	$10,617

(h)
Other represents other operating gains in our condensed consolidated statement of income and a charge related to a legal settlement. For both the three and nine months ended September 30, 2017, other operating gains included a pretax gain of $337 million related to NBCUniversal’s relinquishment of spectrum rights in our Broadcast Television segment and a pretax gain of $105 million related to the sale of a business in Corporate and Other. A charge related to a legal settlement of $250 million was recorded in other operating and administrative expenses in Corporate and Other and was excluded from Adjusted EBITDA for both the three and nine months ended September 30, 2017.

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
Comcast Parent provides an unconditional guarantee of the Universal Studios Japan ¥450 billion term loans with a final maturity of March 2022. Comcast Parent also provides an unconditional subordinated guarantee of the $185 million principal amount currently outstanding of Comcast Holdings’ ZONES due October 2029. Neither CCCL Parent nor NBCUniversal Media Parent guarantee the Comcast Holdings’ ZONES due October 2029. None of Comcast Parent, CCCL Parent nor NBCUniversal Media Parent guarantee the $62 million principal amount currently outstanding of Comcast Holdings’ ZONES due November 2029.

Comcast Corporation

Condensed Consolidating Balance Sheet
September 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$260	$3,854	$—	$4,114
Receivables, net	—	—	—	—	7,915	—	7,915
Programming rights	—	—	—	—	1,779	—	1,779
Other current assets	65	—	—	30	2,057	—	2,152
Total current assets	65	—	—	290	15,605	—	15,960
Film and television costs	—	—	—	—	6,796	—	6,796
Investments	132	11	79	691	5,782	—	6,695
Investments in and amounts due from subsidiaries eliminated upon consolidation	102,930	128,663	126,361	50,474	111,087	(519,515)	—
Property and equipment, net	482	—	—	—	37,374	—	37,856
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	36,752	—	36,752
Other intangible assets, net	11	—	—	—	18,722	—	18,733
Other noncurrent assets, net	1,178	687	—	86	2,249	(1,055)	3,145
Total assets	$104,798	$129,361	$126,440	$51,541	$293,731	$(520,570)	$185,301
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$17	$—	$—	$—	$6,959	$—	$6,976
Accrued participations and residuals	—	—	—	—	1,811	—	1,811
Accrued expenses and other current liabilities	1,640	92	208	394	5,087	—	7,421
Current portion of long-term debt	2,913	—	—	4	2,324	—	5,241
Total current liabilities	4,570	92	208	398	16,181	—	21,449
Long-term debt, less current portion	42,237	139	2,100	8,204	7,040	—	59,720
Deferred income taxes	—	492	—	70	36,124	(1,084)	35,602
Other noncurrent liabilities	2,564	—	—	1,138	7,183	29	10,914
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,353	—	1,353
Equity:
Common stock	55	—	—	—	—	—	55
Other shareholders’ equity	55,372	128,638	124,132	41,731	225,014	(519,515)	55,372
Total Comcast Corporation shareholders’ equity	55,427	128,638	124,132	41,731	225,014	(519,515)	55,427
Noncontrolling interests	—	—	—	—	836	—	836
Total equity	55,427	128,638	124,132	41,731	225,850	(519,515)	56,263
Total liabilities and equity	$104,798	$129,361	$126,440	$51,541	$293,731	$(520,570)	$185,301

Comcast Corporation

Condensed Consolidating Balance Sheet
December 31, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Assets
Cash and cash equivalents	$—	$—	$—	$482	$2,819	$—	$3,301
Receivables, net	—	—	—	—	7,955	—	7,955
Programming rights	—	—	—	—	1,250	—	1,250
Other current assets	151	—	—	36	3,668	—	3,855
Total current assets	151	—	—	518	15,692	—	16,361
Film and television costs	—	—	—	—	7,252	—	7,252
Investments	75	—	—	651	4,521	—	5,247
Investments in and amounts due from subsidiaries eliminated upon consolidation	98,350	120,071	117,696	47,393	97,704	(481,214)	—
Property and equipment, net	298	—	—	—	35,955	—	36,253
Franchise rights	—	—	—	—	59,364	—	59,364
Goodwill	—	—	—	—	35,980	—	35,980
Other intangible assets, net	13	—	—	—	17,261	—	17,274
Other noncurrent assets, net	1,138	638	—	89	1,921	(1,017)	2,769
Total assets	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500
Liabilities and Equity
Accounts payable and accrued expenses related to trade creditors	$23	$—	$—	$—	$6,892	$—	$6,915
Accrued participations and residuals	—	—	—	—	1,726	—	1,726
Accrued expenses and other current liabilities	1,726	—	341	302	5,045	—	7,414
Current portion of long-term debt	3,739	—	550	4	1,187	—	5,480
Total current liabilities	5,488	—	891	306	14,850	—	21,535
Long-term debt, less current portion	38,123	141	2,100	8,208	6,994	—	55,566
Deferred income taxes	—	542	—	70	35,259	(1,017)	34,854
Other noncurrent liabilities	2,471	—	—	1,166	7,288	—	10,925
Redeemable noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	1,446	—	1,446
Equity:
Common stock	56	—	—	—	—	—	56
Other shareholders’ equity	53,887	120,026	114,705	38,901	207,582	(481,214)	53,887
Total Comcast Corporation shareholders’ equity	53,943	120,026	114,705	38,901	207,582	(481,214)	53,943
Noncontrolling interests	—	—	—	—	2,231	—	2,231
Total equity	53,943	120,026	114,705	38,901	209,813	(481,214)	56,174
Total liabilities and equity	$100,025	$120,709	$117,696	$48,651	$275,650	$(482,231)	$180,500

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$20,983	$—	$20,983
Management fee revenue	285	—	280	—	—	(565)	—
	285	—	280	—	20,983	(565)	20,983
Costs and Expenses:
Programming and production	—	—	—	—	6,077	—	6,077
Other operating and administrative	183	—	280	277	6,248	(565)	6,423
Advertising, marketing and promotion	—	—	—	—	1,553	—	1,553
Depreciation	7	—	—	—	1,984	—	1,991
Amortization	1	—	—	—	588	—	589
Other operating gains	—	—	—	—	(442)	—	(442)
	191	—	280	277	16,008	(565)	16,191
Operating income (loss)	94	—	—	(277)	4,975	—	4,792
Other Income (Expense):
Interest expense	(544)	(3)	(48)	(116)	(55)	—	(766)
Investment income (loss), net	(2)	32	—	(9)	61	—	82
Equity in net income (losses) of investees, net	2,944	2,483	1,992	2,221	1,786	(11,465)	(39)
Other income (expense), net	—	—	—	12	15	—	27
	2,398	2,512	1,944	2,108	1,807	(11,465)	(696)
Income (loss) before income taxes	2,492	2,512	1,944	1,831	6,782	(11,465)	4,096
Income tax (expense) benefit	158	(10)	17	(6)	(1,572)	—	(1,413)
Net income (loss)	2,650	2,502	1,961	1,825	5,210	(11,465)	2,683
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(33)	—	(33)
Net income (loss) attributable to Comcast Corporation	$2,650	$2,502	$1,961	$1,825	$5,177	$(11,465)	$2,650
Comprehensive income (loss) attributable to Comcast Corporation	$2,603	$2,486	$1,965	$1,740	$5,049	$(11,240)	$2,603

Comcast Corporation

Condensed Consolidating Statement of Income
For the Three Months Ended September 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$21,319	$—	$21,319
Management fee revenue	268	—	263	—	—	(531)	—
	268	—	263	—	21,319	(531)	21,319
Costs and Expenses:
Programming and production	—	—	—	—	7,003	—	7,003
Other operating and administrative	194	—	263	222	5,848	(531)	5,996
Advertising, marketing and promotion	—	—	—	—	1,485	—	1,485
Depreciation	7	—	—	—	1,858	—	1,865
Amortization	1	—	—	—	529	—	530
Other operating gains	—	—	—	—	—	—	—
	202	—	263	222	16,723	(531)	16,879
Operating income (loss)	66	—	—	(222)	4,596	—	4,440
Other Income (Expense):
Interest expense	(502)	(3)	(59)	(113)	(74)	—	(751)
Investment income (loss), net	3	(4)	—	(12)	93	—	80
Equity in net income (losses) of investees, net	2,519	2,385	2,134	1,644	1,255	(9,971)	(34)
Other income (expense), net	—	—	—	(2)	(9)	—	(11)
	2,020	2,378	2,075	1,517	1,265	(9,971)	(716)
Income (loss) before income taxes	2,086	2,378	2,075	1,295	5,861	(9,971)	3,724
Income tax (expense) benefit	151	2	21	(6)	(1,568)	—	(1,400)
Net income (loss)	2,237	2,380	2,096	1,289	4,293	(9,971)	2,324
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(87)	—	(87)
Net income (loss) attributable to Comcast Corporation	$2,237	$2,380	$2,096	$1,289	$4,206	$(9,971)	$2,237
Comprehensive income (loss) attributable to Comcast Corporation	$2,270	$2,388	$2,096	$1,310	$4,235	$(10,029)	$2,270

Comcast Corporation

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$62,611	$—	$62,611
Management fee revenue	841	—	827	—	—	(1,668)	—
	841	—	827	—	62,611	(1,668)	62,611
Costs and Expenses:
Programming and production	—	—	—	—	18,492	—	18,492
Other operating and administrative	553	—	827	844	17,754	(1,668)	18,310
Advertising, marketing and promotion	—	—	—	—	4,748	—	4,748
Depreciation	21	—	—	—	5,855	—	5,876
Amortization	4	—	—	—	1,743	—	1,747
Other operating gains	—	—	—	—	(442)	—	(442)
	578	—	827	844	48,150	(1,668)	48,731
Operating income (loss)	263	—	—	(844)	14,461	—	13,880
Other Income (Expense):
Interest expense	(1,592)	(9)	(159)	(344)	(175)	—	(2,279)
Investment income (loss), net	(1)	84	—	(29)	151	—	205
Equity in net income (losses) of investees, net	8,594	7,746	6,613	5,477	4,313	(32,731)	12
Other income (expense), net	—	—	—	58	24	—	82
	7,001	7,821	6,454	5,162	4,313	(32,731)	(1,980)
Income (loss) before income taxes	7,264	7,821	6,454	4,318	18,774	(32,731)	11,900
Income tax (expense) benefit	465	(26)	56	(17)	(4,513)	—	(4,035)
Net income (loss)	7,729	7,795	6,510	4,301	14,261	(32,731)	7,865
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(136)	—	(136)
Net income (loss) attributable to Comcast Corporation	$7,729	$7,795	$6,510	$4,301	$14,125	$(32,731)	$7,729
Comprehensive income (loss) attributable to Comcast Corporation	$7,818	$7,793	$6,516	$4,266	$13,998	$(32,573)	$7,818

Comcast Corporation

Condensed Consolidating Statement of Income
For the Nine Months Ended September 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Revenue:
Service revenue	$—	$—	$—	$—	$59,378	$—	$59,378
Management fee revenue	793	—	778	—	—	(1,571)	—
	793	—	778	—	59,378	(1,571)	59,378
Costs and Expenses:
Programming and production	—	—	—	—	17,926	—	17,926
Other operating and administrative	635	—	778	739	16,704	(1,571)	17,285
Advertising, marketing and promotion	—	—	—	—	4,510	—	4,510
Depreciation	21	—	—	—	5,497	—	5,518
Amortization	4	—	—	—	1,540	—	1,544
Other operating gains	—	—	—	—	—	—	—
	660	—	778	739	46,177	(1,571)	46,783
Operating income (loss)	133	—	—	(739)	13,201	—	12,595
Other Income (Expense):
Interest expense	(1,431)	(9)	(179)	(342)	(225)	—	(2,186)
Investment income (loss), net	6	(3)	—	(20)	185	—	168
Equity in net income (losses) of investees, net	7,239	6,924	6,375	4,229	3,160	(27,991)	(64)
Other income (expense), net	—	—	—	115	(11)	—	104
	5,814	6,912	6,196	3,982	3,109	(27,991)	(1,978)
Income (loss) before income taxes	5,947	6,912	6,196	3,243	16,310	(27,991)	10,617
Income tax (expense) benefit	452	4	63	(19)	(4,489)	—	(3,989)
Net income (loss)	6,399	6,916	6,259	3,224	11,821	(27,991)	6,628
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	—	—	—	—	(229)	—	(229)
Net income (loss) attributable to Comcast Corporation	$6,399	$6,916	$6,259	$3,224	$11,592	$(27,991)	$6,399
Comprehensive income (loss) attributable to Comcast Corporation	$6,607	$7,015	$6,261	$3,552	$12,134	$(28,962)	$6,607

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2017

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(931)	$91	$(233)	$(1,054)	$18,088	$—	$15,961
Investing Activities
Net transactions with affiliates	4,216	(91)	818	833	(5,776)	—	—
Capital expenditures	(6)	—	—	—	(6,833)	—	(6,839)
Cash paid for intangible assets	(2)	—	—	—	(1,238)	—	(1,240)
Acquisitions and construction of real estate properties	(190)	—	—	—	(135)	—	(325)
Acquisitions, net of cash acquired	—	—	—	—	(429)	—	(429)
Proceeds from sales of investments	—	—	—	10	110	—	120
Purchases of investments	(56)	—	(35)	(57)	(1,916)	—	(2,064)
Deposits	—	—	—	—	—	—	—
Other	101	—	—	49	600	—	750
Net cash provided by (used in) investing activities	4,063	(91)	783	835	(15,617)	—	(10,027)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	(1,739)	—	—	—	(1,068)	—	(2,807)
Proceeds from borrowings	5,997	—	—	—	5,463	—	11,460
Repurchases and repayments of debt	(1,000)	—	(550)	(3)	(3,468)	—	(5,021)
Repurchases of common stock under repurchase program and employee plans	(4,212)	—	—	—	—	—	(4,212)
Dividends paid	(2,147)	—	—	—	—	—	(2,147)
Purchase of Universal Studios Japan noncontrolling interests	—	—	—	—	(2,299)	—	(2,299)
Issuances of common stock	—	—	—	—	—	—	—
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(198)	—	(198)
Other	(31)	—	—	—	134	—	103
Net cash provided by (used in) financing activities	(3,132)	—	(550)	(3)	(1,436)	—	(5,121)
Increase (decrease) in cash and cash equivalents	—	—	—	(222)	1,035	—	813
Cash and cash equivalents, beginning of period	—	—	—	482	2,819	—	3,301
Cash and cash equivalents, end of period	$—	$—	$—	$260	$3,854	$—	$4,114

Comcast Corporation

Condensed Consolidating Statement of Cash Flows
For the Nine Months Ended September 30, 2016

(in millions)	Comcast Parent	Comcast Holdings	CCCL Parent	NBCUniversal Media Parent	Non- Guarantor Subsidiaries	Elimination and Consolidation Adjustments	Consolidated Comcast Corporation
Net cash provided by (used in) operating activities	$(637)	$—	$(179)	$(1,068)	$15,873	$—	$13,989
Investing Activities
Net transactions with affiliates	(1,746)	—	179	2,150	(583)	—	—
Capital expenditures	(9)	—	—	—	(6,553)	—	(6,562)
Cash paid for intangible assets	(4)	—	—	—	(1,159)	—	(1,163)
Acquisitions and construction of real estate properties	(2)	—	—	—	(301)	—	(303)
Acquisitions, net of cash acquired	—	—	—	—	(3,904)	—	(3,904)
Proceeds from sales of investments	—	—	—	104	84	—	188
Purchases of investments	(23)	—	—	(9)	(586)	—	(618)
Deposits	—	—	—	—	(1,748)	—	(1,748)
Other	(108)	—	—	(35)	101	—	(42)
Net cash provided by (used in) investing activities	(1,892)	—	179	2,210	(14,649)	—	(14,152)
Financing Activities
Proceeds from (repayments of) short-term borrowings, net	105	—	—	—	505	—	610
Proceeds from borrowings	9,231	—	—	—	—	—	9,231
Repurchases and repayments of debt	(750)	—	—	(1,005)	(1,239)	—	(2,994)
Repurchases of common stock under repurchase program and employee plans	(4,061)	—	—	—	—	—	(4,061)
Dividends paid	(1,944)	—	—	—	—	—	(1,944)
Issuances of common stock	23	—	—	—	—	—	23
Distributions to noncontrolling interests and dividends for redeemable subsidiary preferred stock	—	—	—	—	(194)	—	(194)
Other	(75)	—	—	25	54	—	4
Net cash provided by (used in) financing activities	2,529	—	—	(980)	(874)	—	675
Increase (decrease) in cash and cash equivalents	—	—	—	162	350	—	512
Cash and cash equivalents, beginning of period	—	—	—	414	1,881	—	2,295
Cash and cash equivalents, end of period	$—	$—	$—	$576	$2,231	$—	$2,807

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
Cable Communications Segment
Comcast Cable is one of the nation’s largest providers of video, high-speed Internet, voice, and security and automation services (“cable services”) to residential customers under the XFINITY brand; we also provide these and other services to business customers and sell advertising. As of September 30, 2017, our cable systems had 29.1 million total customer relationships, including 27.0 million residential and 2.1 million business customer relationships, and passed more than 57 million homes and businesses. Our Cable Communications segment generates revenue primarily from residential and business customers that subscribe to our cable services, which we market individually and as bundled services, and from the sale of advertising. During the nine months ended September 30, 2017, our Cable Communications segment generated 63% of our consolidated revenue and 70% of the aggregate Adjusted EBITDA for our reportable business segments.
NBCUniversal Segments
NBCUniversal is one of the world’s leading media and entertainment companies that develops, produces and distributes entertainment, news and information, sports, and other content for global audiences, and owns and operates theme parks worldwide.
Cable Networks
Our Cable Networks segment consists primarily of a diversified portfolio of cable television networks. Our cable networks are comprised of our national cable networks that provide a variety of entertainment, news and information, and sports content; our regional sports and news networks; our international cable networks; our cable television studio production operations; and related digital media properties. Our Cable Networks segment generates revenue primarily from the distribution of our cable network programming to traditional and virtual multichannel video providers; from the sale of advertising on our cable networks and related digital media properties; from the licensing of our owned programming, including programming from our cable television studio production operations, to cable and broadcast networks and subscription video on demand services; and from the sale of our owned programming on standard-definition digital video discs and Blu-ray discs (together, “DVDs”) and through digital distribution services such as iTunes.
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
We are also pursuing other business development initiatives, such as our wireless phone service that we launched in the second quarter of 2017 on a small scale to our residential cable customers using our virtual network operator rights to provide the service over Verizon’s wireless network and our existing network of in-home and outdoor Wi-Fi hotspots. We offer the wireless phone service only as part of our bundled service offerings to residential customers subscribing to our high-speed Internet service within our cable distribution footprint and may in the future also offer wireless phone service to our small business customers on similar terms. The wireless phone service has success-based working capital requirements, primarily associated with the procurement of handsets, which customers are able to pay for upfront or finance interest-free over 24 months, and other equipment.
Competition
The results of operations of our reportable business segments are affected by competition, as all of our businesses operate in intensely competitive, consumer-driven and rapidly changing environments and compete with a growing number of companies that provide a broad range of communications products and services and entertainment, news and information content to consumers.
For additional information on the competition our businesses face, see our 2016 Annual Report on Form 10-K and refer to Item 1: Business and Item 1A: Risk Factors. Within the Business section, refer to the “Competition” discussion, and within the Risk Factors section, refer to the risk factors entitled “Our businesses currently face a wide range of competition, and our businesses and results of operations could be adversely affected if we do not compete effectively” and “Changes in consumer behavior driven by new technologies and distribution platforms for viewing content may adversely affect our businesses and challenge existing business models.”
Seasonality and Cyclicality
Each of our businesses is subject to seasonal and cyclical variations. In our Cable Communications segment, our results are impacted by the seasonal nature of customers receiving our cable services in college and vacation markets. This generally results in a reduction in net customer additions in the second quarter of each year.
Revenue in our Cable Communications, Cable Networks and Broadcast Television segments is subject to cyclical advertising patterns and changes in viewership levels. Advertising revenue in the U.S. is generally higher in the second and fourth quarters of each year, due in part to increases in consumer advertising in the spring and in the period leading up to and including the holiday season. Advertising revenue in the U.S. is also cyclical, with a benefit in even-numbered years due to advertising related to candidates running for political office and issue-oriented advertising. Revenue in our Cable Networks and Broadcast Television segments fluctuates depending on the timing of when our programming is aired, which typically results in higher advertising revenue in the second and fourth quarters of each year. Our revenue and operating costs and expenses are cyclical as a result of our periodic broadcasts of major sporting events, such as the Olympic Games, which affect our Cable Networks and Broadcast Television segments, and the Super Bowl, which affects our Broadcast Television segment. We define our operating costs and expenses as total costs and expenses, excluding depreciation and amortization expense and other operating gains. Our advertising revenue increases in the period of these broadcasts due to increased demand for advertising time, and our operating costs and expenses also increase as a result of our production costs and the amortization of the related rights fees.
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

Consolidated Operating Results

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016		2017	2016
Revenue	$20,983	$21,319	(1.6)%	$62,611	$59,378	5.4%
Costs and Expenses:
Programming and production	6,077	7,003	(13.2)	18,492	17,926	3.2
Other operating and administrative	6,423	5,996	7.1	18,310	17,285	5.9
Advertising, marketing and promotion	1,553	1,485	4.5	4,748	4,510	5.3
Depreciation	1,991	1,865	6.8	5,876	5,518	6.5
Amortization	589	530	11.0	1,747	1,544	13.1
Other operating gains	(442)	—	NM	(442)	—	NM
Operating income	4,792	4,440	7.9	13,880	12,595	10.2
Other income (expense) items, net	(696)	(716)	(2.9)	(1,980)	(1,978)	0.1
Income before income taxes	4,096	3,724	10.0	11,900	10,617	12.1
Income tax expense	(1,413)	(1,400)	1.0	(4,035)	(3,989)	1.2
Net income	2,683	2,324	15.5	7,865	6,628	18.7
Net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock	(33)	(87)	(61.9)	(136)	(229)	(40.7)
Net income attributable to Comcast Corporation	$2,650	$2,237	18.5%	$7,729	$6,399	20.8%
All percentages are calculated based on actual amounts. Minor differences may exist due to rounding.
Percentage changes that are considered not meaningful are denoted with NM.
Consolidated Revenue
Consolidated revenue decreased for the three months ended September 30, 2017 primarily due to revenue associated with our broadcast of the Rio Olympics in August 2016, which is reflected in our Cable Networks and Broadcast Television segments in the prior year period. The decrease was partially offset by increases in revenue in our Cable Communications and Theme Parks segments. Excluding $1.5 billion of revenue associated with our broadcast of the 2016 Rio Olympics, consolidated revenue increased 5.8% for the three months ended September 30, 2017.
Our Cable Communications, Filmed Entertainment and Theme Parks segments accounted for the increase in consolidated revenue for the nine months ended September 30, 2017, which was partially offset by decreases in our Cable Networks and Broadcast Television segments due to revenue associated with our broadcast of the 2016 Rio Olympics in the prior year period. Excluding $1.5 billion of revenue associated with our broadcast of the 2016 Rio Olympics, consolidated revenue increased 8.2% for the nine months ended September 30, 2017.
Revenue for our segments is discussed separately below under the heading “Segment Operating Results.” Revenue for our other businesses is discussed separately below under the heading “Corporate and Other Results of Operations.”
Consolidated Costs and Expenses
Consolidated operating costs and expenses decreased for the three months ended September 30, 2017 primarily due to expenses associated with our broadcast of the 2016 Rio Olympics, which is reflected in our Cable Networks and Broadcast Television segments in the prior year period. The decrease was partially offset by increases in operating costs and expenses in our Cable Communications segment.
Our Cable Communications, Filmed Entertainment and Theme Parks segments accounted for the increase in consolidated operating costs and expenses for the nine months ended September 30, 2017, which was partially offset by decreases in our Cable Networks and Broadcast Television segments due to expenses associated with our broadcast of the 2016 Rio Olympics in the prior year period.
Operating costs and expenses for our segments are discussed separately below under the heading “Segment Operating Results.” Operating costs and expenses for our corporate and other businesses and initiatives are discussed separately below under the heading “Corporate and Other Results of Operations.”

Consolidated Depreciation and Amortization Expense

	Three Months Ended September 30		Increase/ (Decrease)	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016		2017	2016
Cable Communications	$2,049	$1,929	6.3%	$6,030	$5,676	6.2%
NBCUniversal	506	445	13.5	1,534	1,324	15.8
Corporate and Other	25	21	16.7	59	62	(6.7)
Total	$2,580	$2,395	7.7%	$7,623	$7,062	7.9%
Consolidated depreciation and amortization expense increased for both the three and nine months ended September 30, 2017 primarily due to increases in capital expenditures, as well as expenditures for software, in our Cable Communications segment in recent years and our continued investments in new attractions in our Theme Parks segment. We continue to invest to increase our network capacity and in customer premise equipment, primarily for our X1 platform, cloud DVR technology and wireless gateways. Certain of these assets have shorter estimated useful lives, which is also a contributor to the increase in depreciation expense for both the three and nine months ended September 30, 2017 in our Cable Communications segment.
Consolidated Other Operating Gains
Consolidated other operating gains for both the three and nine months ended September 30, 2017 included $337 million related to NBCUniversal’s relinquishment of spectrum rights (see Note 4 to Comcast’s condensed consolidated financial statements and Note 3 to NBCUniversal's condensed consolidated financial statements) and $105 million related to the sale of a business in Corporate and Other (see Note 6 to Comcast's condensed consolidated financial statements).
Segment Operating Results
Our segment operating results are presented based on how we assess operating performance and internally report financial information. We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to Comcast Corporation before net (income) loss attributable to noncontrolling interests and redeemable subsidiary preferred stock, income tax expense, other income (expense) items, net, depreciation and amortization expense, and other operating gains, and excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets, if any. From time to time we may exclude from Adjusted EBITDA the impact of events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Other income (expense) items, net include interest expense, investment income (loss), equity in net income (losses) of investees and other income (expense), net, as stated in our condensed consolidated statement of income. This measure eliminates the significant level of noncash depreciation and amortization expense that results from the capital-intensive nature of certain of our businesses and from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital and tax structures and by our investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. We reconcile the aggregate amount of Adjusted EBITDA for our reportable business segments to consolidated income before income taxes in the business segment footnote to our condensed consolidated financial statements (see Note 11 to Comcast’s condensed consolidated financial statements and Note 10 to NBCUniversal’s condensed consolidated financial statements). This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to Comcast Corporation or NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with generally accepted accounting principles in the United States.
To be consistent with our current management reporting presentation, certain 2016 operating results were reclassified within the Cable Communications segment.

Cable Communications Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Residential:
Video	$5,825	$5,591	$234	4.2%
High-speed Internet	3,709	3,405	304	8.9
Voice	840	878	(38)	(4.5)
Business services	1,575	1,399	176	12.6
Advertising	542	625	(83)	(13.2)
Other	712	659	53	7.8
Total revenue	13,203	12,557	646	5.1
Operating costs and expenses
Programming	3,264	2,905	359	12.4
Technical and product support	1,633	1,600	33	2.1
Customer service	626	627	(1)	(0.1)
Advertising, marketing and promotion	912	934	(22)	(2.4)
Franchise and other regulatory fees	379	371	8	2.2
Other	1,143	1,134	9	0.6
Total operating costs and expenses	7,957	7,571	386	5.1
Adjusted EBITDA	$5,246	$4,986	$260	5.2%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Residential:
Video	$17,396	$16,710	$686	4.1%
High-speed Internet	10,994	10,049	945	9.4
Voice	2,559	2,667	(108)	(4.1)
Business services	4,596	4,070	526	12.9
Advertising	1,628	1,757	(129)	(7.3)
Other	2,064	1,952	112	5.7
Total revenue	39,237	37,205	2,032	5.5
Operating costs and expenses
Programming	9,698	8,659	1,039	12.0
Technical and product support	4,778	4,674	104	2.2
Customer service	1,854	1,869	(15)	(0.8)
Advertising, marketing and promotion	2,666	2,646	20	0.7
Franchise and other regulatory fees	1,142	1,106	36	3.3
Other	3,335	3,328	7	0.2
Total operating costs and expenses	23,473	22,282	1,191	5.3
Adjusted EBITDA	$15,764	$14,923	$841	5.6%

Customer Metrics

	Total Customers		Net Additional Customers
	September 30		Three Months Ended September 30		Nine Months Ended September 30
(in thousands, except per customer amounts)	2017	2016	2017	2016	2017	2016
Video
Video residential customers	21,341	21,420	(134)	19	(147)	36
Video business services customers	1,049	1,007	9	13	30	45
Total video customers	22,390	22,428	(125)	32	(118)	81
High-Speed Internet
High-speed Internet residential customers	23,546	22,477	182	288	718	868
High-speed Internet business services customers	1,974	1,839	32	41	100	120
Total high-speed Internet customers	25,519	24,316	214	330	818	988
Voice
Voice residential customers	10,351	10,527	(119)	(24)	(195)	90
Voice business services customers	1,214	1,116	25	26	74	77
Total voice customers	11,565	11,643	(94)	2	(122)	168
Security and Automation
Security and automation customers	1,079	815	51	78	188	203
Customer Relationships
Residential customer relationships	26,957	26,312	83	175	424	484
Business services customer relationships	2,146	2,006	31	43	102	119
Total customer relationships	29,104	28,318	115	217	527	604
Residential customer relationships mix
Single product customers	8,055	7,722	125	51	299	75
Double product customers	8,983	8,682	38	97	186	203
Triple and quad product customers	9,919	9,908	(79)	26	(61)	205
Customer metrics are presented based on actual amounts. Minor differences may exist due to rounding. Beginning in 2017, we include prepaid customers, which are customers who prepay for at least 30 days of service, in our customer metrics. Residential video and high-speed Internet customers as of September 30, 2017 included prepaid customers totaling approximately 2,000 and 42,000, respectively. Customer relationships represent the number of residential and business customers that subscribe to at least one of our cable services. Single product, double product, and triple and quad product customers represent residential customers that subscribe to one, two, or three and four of our cable services, respectively. Beginning in 2017, we include customers subscribing to our security and automation services in customer relationship information. All periods presented have been adjusted for the inclusion of security and automation customers.
Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2017 was $151.51 and $151.16, respectively. Average monthly total revenue per customer relationship for the three and nine months ended September 30, 2016 was $148.38 and $147.55, respectively.
Cable Communications Segment—Revenue
Video
Video revenue increased 4.2% and 4.1% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The primary contributors to revenue growth were rate adjustments, revenue received from a boxing event available on pay-per-view and increases in the number of residential customers subscribing to additional services such as advanced services, which are high-definition video and DVR services. These contributors accounted for substantially all of the increases in revenue for the three and nine months ended September 30, 2017. We have experienced, and may experience in the future, declines in the number of residential video customers due to competitive pressures and the impact of rate adjustments. Competition is intense, both from traditional multichannel video providers and from new technologies and distribution platforms for viewing content. We have responded to this competition, and have attempted to mitigate industry-wide declines in residential video customers at traditional multichannel video providers, through our X1 platform and sales and marketing programs, such as promotions, bundled service offerings and service offerings targeted at specific market segments.
High-Speed Internet
High-speed Internet revenue increased 8.9% and 9.4% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. Increases in the number of residential customers receiving our high-speed Internet services accounted for increases in revenue of 5.0% and 5.2% for the three and nine months ended September 30, 2017, respectively. The remaining increases in revenue were primarily due to increases in the number of customers receiving higher levels of service and the impact of rate adjustments. Our customer base continues to grow as consumers choose our high-speed Internet services and seek higher-speed offerings.
Voice
Voice revenue decreased 4.5% and 4.1% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The decreases were primarily due to the allocation of voice revenue for our customers who received bundled services. The amount allocated to voice revenue in the rate charged for bundled services decreased for the three and nine months ended September 30, 2017 because video and high-speed Internet rates increased while voice rates remained relatively flat. The decreases in revenue were also partially due to decreases in the number of residential voice customers, which may continue to decline.
Business Services
Business services revenue increased 12.6% and 12.9% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016. The increases were primarily due to increases in the number of customers receiving our small and medium-sized business services offerings. We believe the increases in the number of business customers are primarily the result of our efforts to gain market share from competitors by offering competitive services and pricing, although the rate of growth in the number of our small business customers may slow as the business matures.
Advertising
Advertising revenue decreased 13.2% and 7.3% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to decreases in political advertising revenue. Excluding political advertising revenue, advertising revenue decreased 4.7% and 2.7% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016.
For both the three and nine months ended September 30, 2017, 4% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. For both the three and nine months ended September 30, 2016, 5% of our Cable Communications segment advertising revenue was generated from our NBCUniversal segments. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Other
Other revenue increased 7.8% and 5.7% for the three and nine months ended September 30, 2017, respectively, compared to the same periods in 2016 primarily due to increases in revenue associated with the licensing of our X1 platform to other multichannel video providers, increases in revenue from our security and automation services, and increases in cable franchise and other regulatory fees.
Cable Communications Segment—Operating Costs and Expenses
Programming expenses increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to the timing of contract renewals, other increases in programming license fees, including retransmission consent fees and sports programming costs, and fees associated with a boxing event available on pay-per-view.
Technical and product support expenses increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to expenses related to the development, delivery and support of our X1 platform, cloud DVR technology and wireless gateways, and the continued growth in business services and security and automation services.
Customer service expenses remained relatively flat for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to reduced call volumes, which were partially offset by increased personnel costs.
Advertising, marketing and promotion expenses decreased for the three months ended September 30, 2017 compared to the same period in 2016 primarily due to higher advertising expenses associated with the 2016 Rio Olympics in the prior year period. Advertising, marketing and promotion expenses remained relatively flat for the nine months ended September 30, 2017 compared to the same period in 2016, which reflects increases in spending in the current year period associated with attracting new customers and encouraging existing customers to add additional or higher-tier services offset by higher advertising expenses associated with the 2016 Rio Olympics.
Franchise and other regulatory fees increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increases in the revenue to which the fees apply.
Other costs and expenses remained relatively flat for the three and nine months ended September 30, 2017 compared to the same periods in 2016.

Cable Communications Segment—Operating Margin
Our Cable Communications segment operating margin is Adjusted EBITDA as a percentage of revenue. The most significant operating costs and expenses for our Cable Communications segment are the programming expenses we incur to provide content to our video customers. We expect that our programming expenses will continue to increase, which may negatively impact our operating margin. We will attempt to mitigate increases in operating costs and expenses by growing revenue, particularly in our high-speed Internet, video and business services businesses, and through cost management. Adjusted EBITDA was negatively impacted by two hurricanes that affected our service areas in the third quarter of 2017.
Our operating margin for both the three months ended September 30, 2017 and 2016 was 39.7%. Our operating margin for the nine months ended September 30, 2017 and 2016 was 40.2% and 40.1%, respectively.
NBCUniversal Segments Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Cable Networks	$2,603	$2,942	$(339)	(11.5)%
Broadcast Television	2,133	3,087	(954)	(30.9)
Filmed Entertainment	1,784	1,792	(8)	(0.5)
Theme Parks	1,550	1,440	110	7.7
Headquarters, other and eliminations	(56)	(83)	27	NM
Total revenue	$8,014	$9,178	$(1,164)	(12.7)%
Adjusted EBITDA
Cable Networks	$905	$893	$12	1.5%
Broadcast Television	321	378	(57)	(15.0)
Filmed Entertainment	394	353	41	11.9
Theme Parks	775	706	69	9.8
Headquarters, other and eliminations	(121)	(184)	63	NM
Total Adjusted EBITDA	$2,274	$2,146	$128	6.0%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Cable Networks	$7,940	$7,961	$(21)	(0.3)%
Broadcast Television	6,582	7,299	(717)	(9.8)
Filmed Entertainment	5,920	4,526	1,394	30.8
Theme Parks	3,982	3,602	380	10.6
Headquarters, other and eliminations	(211)	(246)	35	NM
Total revenue	$24,213	$23,142	$1,071	4.6%
Adjusted EBITDA
Cable Networks	$3,076	$2,793	$283	10.1%
Broadcast Television	1,059	1,056	3	0.3
Filmed Entertainment	1,047	576	471	81.9
Theme Parks	1,723	1,550	173	11.2
Headquarters, other and eliminations	(543)	(518)	(25)	NM
Total Adjusted EBITDA	$6,362	$5,457	$905	16.6%

Cable Networks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Distribution	$1,533	$1,772	$(239)	(13.4)%
Advertising	787	943	(156)	(16.5)
Content licensing and other	283	227	56	24.0
Total revenue	2,603	2,942	(339)	(11.5)
Operating costs and expenses
Programming and production	1,219	1,572	(353)	(22.5)
Other operating and administrative	344	344	—	(0.4)
Advertising, marketing and promotion	135	133	2	2.2
Total operating costs and expenses	1,698	2,049	(351)	(17.2)
Adjusted EBITDA	$905	$893	$12	1.5%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Distribution	$4,645	$4,644	$1	—%
Advertising	2,519	2,708	(189)	(7.0)
Content licensing and other	776	609	167	27.3
Total revenue	7,940	7,961	(21)	(0.3)
Operating costs and expenses
Programming and production	3,499	3,824	(325)	(8.5)
Other operating and administrative	990	964	26	2.6
Advertising, marketing and promotion	375	380	(5)	(1.1)
Total operating costs and expenses	4,864	5,168	(304)	(5.9)
Adjusted EBITDA	$3,076	$2,793	$283	10.1%
Cable Networks Segment—Revenue
Cable Networks revenue decreased for the three months ended September 30, 2017 compared to the same period in 2016 due to decreases in distribution revenue and advertising revenue, which were partially offset by an increase in content licensing and other revenue. The decrease in distribution revenue was primarily due to our broadcast of the 2016 Rio Olympics and a decline in the number of subscribers at our cable networks in the current year period, which were partially offset by increases in the contractual rates charged under distribution agreements and the timing of contract renewals in the current year period. The decrease in advertising revenue was primarily due to advertising revenue in the prior year period associated with our broadcast of the 2016 Rio Olympics and the impact of continued declines in audience ratings at our networks in the current year period, which was partially offset by higher prices for advertising units sold. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. Excluding $432 million of revenue associated with our broadcast of the 2016 Rio Olympics, Cable Networks segment revenue increased 3.7% for the three months ended September 30, 2017.
Cable Networks revenue decreased slightly for the nine months ended September 30, 2017 compared to the same period in 2016 due to a decrease in advertising revenue, which was partially offset by an increase in content licensing and other revenue. The decrease in advertising revenue was primarily due to advertising revenue in the prior year period associated with our broadcast of the 2016 Rio Olympics and the impact of continued declines in audience ratings at our networks in the current year period, which was partially offset by higher prices for advertising units sold. The increase in content licensing and other revenue was primarily due to the timing of content provided under our licensing agreements. Distribution revenue remained flat primarily due to increases in the contractual rates charged under distribution agreements and the timing of contract renewals in the current year period, which were offset by our broadcast of the 2016 Rio Olympics and a decline in the number of subscribers at our cable networks. Excluding $432 million of revenue associated with our broadcast of the 2016 Rio Olympics, Cable Networks segment revenue increased 5.5% for the nine months ended September 30, 2017.

For both the three and nine months ended September 30, 2017, 15% of our Cable Networks segment revenue was generated from our Cable Communications segment. For both the three and nine months ended September 30, 2016, 14% of our Cable Networks segment revenue was generated from our Cable Communications segment. These amounts are eliminated in our condensed consolidated financial statements but are included in the amounts presented above.
Cable Networks Segment—Operating Costs and Expenses
Operating costs and expenses decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to programming and production costs in the prior year periods associated with the 2016 Rio Olympics. The decreases in programming and production costs were partially offset by increases in sports programming rights costs and higher studio production costs in the current year periods.
Broadcast Television Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Advertising	$1,241	$2,281	$(1,040)	(45.6)%
Content licensing	440	365	75	20.5
Distribution and other	452	441	11	2.3
Total revenue	2,133	3,087	(954)	(30.9)
Operating costs and expenses
Programming and production	1,342	2,205	(863)	(39.1)
Other operating and administrative	337	371	(34)	(9.4)
Advertising, marketing and promotion	133	133	—	—
Total operating costs and expenses	1,812	2,709	(897)	(33.1)
Adjusted EBITDA	$321	$378	$(57)	(15.0)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Advertising	$3,790	$4,841	$(1,051)	(21.7)%
Content licensing	1,466	1,367	99	7.2
Distribution and other	1,326	1,091	235	21.6
Total revenue	6,582	7,299	(717)	(9.8)
Operating costs and expenses
Programming and production	4,126	4,872	(746)	(15.3)
Other operating and administrative	1,022	1,024	(2)	(0.1)
Advertising, marketing and promotion	375	347	28	7.9
Total operating costs and expenses	5,523	6,243	(720)	(11.5)
Adjusted EBITDA	$1,059	$1,056	$3	0.3%
Broadcast Television Segment—Revenue
Broadcast Television revenue decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 due to decreases in advertising revenue, which were partially offset by increases in content licensing revenue and distribution and other revenue. The decreases in advertising revenue were primarily due to advertising revenue in the prior year periods associated with our broadcast of the 2016 Rio Olympics and declines in audience ratings in the current year periods, which were partially offset by higher prices for advertising units sold. The increases in content licensing revenue were primarily due to the timing of content provided under our licensing agreements. The increases in distribution and other revenue were primarily due to increases in fees recognized under our retransmission consent agreements, which were partially offset by revenue associated with our broadcast of the 2016 Rio Olympics in the prior year periods. Excluding $1.2 billion of revenue associated with our broadcast of the 2016 Rio Olympics, revenue increased 12.3% and 7.7% for the three and nine months ended September 30, 2017, respectively.

Broadcast Television Segment—Operating Costs and Expenses
Operating costs and expenses decreased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to decreases in programming and production costs. The decreases in programming and production costs were primarily due to costs associated with our broadcast of the 2016 Rio Olympics, which were partially offset by higher studio production costs and our continued investment in original programming and sports programming rights in the current year periods.
Filmed Entertainment Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Theatrical	$515	$700	$(185)	(26.4)%
Content licensing	683	595	88	14.9
Home entertainment	306	267	39	14.4
Other	280	230	50	21.0
Total revenue	1,784	1,792	(8)	(0.5)
Operating costs and expenses
Programming and production	789	800	(11)	(1.5)
Other operating and administrative	286	314	(28)	(9.4)
Advertising, marketing and promotion	315	325	(10)	(3.1)
Total operating costs and expenses	1,390	1,439	(49)	(3.6)
Adjusted EBITDA	$394	$353	$41	11.9%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue
Theatrical	$2,003	$1,233	$770	62.4%
Content licensing	2,097	1,845	252	13.7
Home entertainment	949	783	166	21.1
Other	871	665	206	31.1
Total revenue	5,920	4,526	1,394	30.8
Operating costs and expenses
Programming and production	2,752	2,050	702	34.2
Other operating and administrative	948	750	198	26.4
Advertising, marketing and promotion	1,173	1,150	23	2.0
Total operating costs and expenses	4,873	3,950	923	23.3
Adjusted EBITDA	$1,047	$576	$471	81.9%
Filmed Entertainment Segment—Revenue
Filmed Entertainment revenue decreased for the three months ended September 30, 2017 compared to the same period in 2016 due to a decrease in theatrical revenue, which was partially offset by increases in content licensing revenue, other revenue and home entertainment revenue. The decrease in theatrical revenue was primarily due to a higher number of releases in the prior year period, including The Secret Life of Pets and Jason Bourne, which was partially offset by the strong performance of Despicable Me 3 in the current year period. The increase in content licensing revenue was primarily due to the timing of when content was made available under licensing agreements. The increase in other revenue was primarily due to an increase in revenue from consumer products. The increase in home entertainment revenue was primarily due to strong sales of our 2017 film slate, including The Fate of the Furious.
Filmed Entertainment revenue increased for the nine months ended September 30, 2017 compared to the same period in 2016 due to increases in theatrical revenue, content licensing revenue, other revenue and home entertainment revenue. Theatrical revenue increased due to the strong performances of several releases in our 2017 film slate, including The Fate of the Furious, Despicable Me 3 and Fifty Shades Darker. Content licensing revenue increased primarily due to the inclusion of DreamWorks Animation in the current year period. Other revenue increased primarily due to increases in revenue from consumer products, including from DreamWorks Animation, in the current year period. Home entertainment revenue increased primarily due to strong sales of several 2017 releases, including Sing, The Fate of the Furious and Fifty Shades Darker.
Filmed Entertainment Segment—Operating Costs and Expenses
Operating costs and expenses decreased for the three months ended September 30, 2017 compared to the same period in 2016 due to decreases in other operating and administrative expenses, programming and production costs, and advertising, marketing and promotion costs. The decrease in other operating and administrative expenses was due to $50 million related to severance costs attributable to DreamWorks in the prior year period. The decreases in programming and production costs and advertising, marketing and promotion costs were primarily due to a higher number of releases in the prior year period.
Operating costs and expenses increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to an increase in programming and production costs and other operating and administrative expenses. The increase in programming and production costs was primarily due to higher amortization of film production costs for our 2017 releases, as well as the inclusion of costs associated with DreamWorks Animation. The increase in other operating and administrative expenses was primarily due to an increase in employee-related costs as well as the inclusion of expenses associated with DreamWorks Animation.
Theme Parks Segment Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$1,550	$1,440	$110	7.7%
Operating costs and expenses	775	734	41	5.6
Adjusted EBITDA	$775	$706	$69	9.8%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$3,982	$3,602	$380	10.6%
Operating costs and expenses	2,259	2,052	207	10.1
Adjusted EBITDA	$1,723	$1,550	$173	11.2%
Theme Parks Segment—Revenue
Theme Parks revenue increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increases in guest spending that reflect the continued success of The Wizarding World of Harry Potter™ attraction in Hollywood, which opened in April 2016, and the openings of Minion Park™ in Japan in April 2017 and Volcano Bay™ in Orlando in May 2017.
Theme Parks Segment—Operating Costs and Expenses
Operating costs and expenses increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to higher operating costs related to new attractions, employee-related costs and additional marketing costs associated with our domestic theme parks.

Corporate and Other Results of Operations

	Three Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$266	$168	$98	58.2%
Operating costs and expenses	865	391	474	NM
Adjustment for legal settlement	(250)	—	(250)	NM
Adjusted EBITDA	$(349)	$(223)	$(126)	(56.7)%

	Nine Months Ended September 30		Increase/ (Decrease)
(in millions)	2017	2016	$	%
Revenue	$679	$547	$132	24.1%
Operating costs and expenses	1,774	1,215	559	46.1
Adjustment for legal settlement	(250)	—	(250)	NM
Adjusted EBITDA	$(845)	$(668)	$(177)	(26.6)%
Corporate and Other—Revenue
Other revenue primarily relates to Comcast Spectacor, which owns the Philadelphia Flyers and the Wells Fargo Center arena in Philadelphia, Pennsylvania and operates arena management-related businesses, as well as revenue from other business development initiatives, such as our wireless phone service.
Corporate and Other—Operating Costs and Expenses
Corporate and Other operating costs and expenses primarily include overhead, personnel costs, the costs of other business development initiatives, and operating costs and expenses associated with Comcast Spectacor.
Corporate and Other operating costs and expenses increased for the three and nine months ended September 30, 2017 primarily due to expenses associated with our new wireless phone service. Corporate and Other Adjusted EBITDA excludes $250 million of expense related to a legal settlement for the three and nine months ended September 30, 2017 (see Note 10 to Comcast's condensed consolidated financial statements).
Consolidated Other Income (Expense) Items, Net

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Interest expense	$(766)	$(751)	$(2,279)	$(2,186)
Investment income (loss), net	82	80	205	168
Equity in net income (losses) of investees, net	(39)	(34)	12	(64)
Other income (expense), net	27	(11)	82	104
Total	$(696)	$(716)	$(1,980)	$(1,978)
Interest Expense
Interest expense increased for the three and nine months ended September 30, 2017 compared to the same periods in 2016 primarily due to increases in our debt outstanding.
Investment Income (Loss), Net
The components of investment income (loss), net for the three and nine months ended September 30, 2017 and 2016 are presented in a table in Note 6 to Comcast’s condensed consolidated financial statements.
Equity in Net Income (Losses) of Investees, Net
The changes in equity in net income (losses) of investees, net for the three and nine months ended September 30, 2017 compared to the same periods in 2016 were primarily related to our equity method investments in Atairos Group, Inc. and Hulu, LLC. Atairos follows investment company accounting and records its investments at their fair values each reporting period with the net gains or losses reflected in its statement of income. We recognize our share of these gains and losses in equity in net income (losses) of investees, net. The losses at Hulu were primarily due to its higher programming and marketing costs. The equity in net income (losses) of Atairos and Hulu for the three and nine months ended September 30, 2017 and 2016 are presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Atairos	$7	$(9)	$106	$(36)
Hulu	$(62)	$(43)	$(168)	$(108)
Other Income (Expense), Net
Other income (expense), net for the nine months ended September 30, 2016 included a gain of $108 million related to the sale of our investment in The Weather Channel’s product and technology businesses.
Consolidated Income Tax Expense
Income tax expense for the three and nine months ended September 30, 2017 and 2016 reflects an effective income tax rate that differs from the federal statutory rate primarily due to state income taxes and adjustments associated with uncertain tax positions. In 2017, we prospectively adopted the new accounting guidance related to share-based compensation, which resulted in decreases in income tax expense of $49 million and $247 million for the three and nine months ended September 30, 2017, respectively (see Note 2 to Comcast's condensed consolidated financial statements). In addition, our income tax expense decreased $121 million due to the impact of an internal legal reorganization, which was partially offset by an increase of $53 million due to state tax law changes for both the three and nine months ended September 30, 2017. Including the impacts of these items, we expect our 2017 annual effective tax rate to be in the range of 34% to 36%, absent further changes in tax laws or significant changes in uncertain tax positions.
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
Operating Activities
Components of Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2017	2016
Operating income	$13,880	$12,595
Depreciation, amortization and other operating gains	7,181	7,062
Noncash share-based compensation	594	495
Changes in operating assets and liabilities	(168)	(1,575)
Payments of interest	(2,277)	(2,043)
Payments of income taxes	(3,415)	(2,716)
Other	166	171
Net cash provided by operating activities	$15,961	$13,989
The variance in changes in operating assets and liabilities for the nine months ended September 30, 2017 compared to the same period in 2016 was primarily due to the timing of collections on our receivables and recognition of deferred revenue associated with our broadcast of the 2016 Rio Olympics and the payment of a tax receivable agreement that DreamWorks previously entered into with one of its former stockholders in the prior year period. The variance was also due to the timing of film and television spending, including certain sports programming obligations, and an increase related to a legal settlement in the current year period.

Investing Activities
Net cash used in investing activities for the nine months ended September 30, 2017 consisted primarily of capital expenditures, purchases of investments, cash paid for intangible assets and acquisitions. Capital expenditures increased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to our Cable Communications segment's continued investment in scalable infrastructure to increase network capacity and increased investment in line extensions primarily for the expansion of business services, partially offset by a decrease in spending on customer premise equipment. NBCUniversal capital expenditures decreased for the nine months ended September 30, 2017 compared to the same period in 2016 primarily due to the timing of real estate and infrastructure spending. Purchases of investments for the nine months ended September 30, 2017 consisted primarily of our cash capital contributions to Atairos of $994 million and our investment in Snap Inc. of $500 million.
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, NBCUniversal relinquished its spectrum rights in the New York, Philadelphia and Chicago designated market areas where NBC and Telemundo had overlapping spectrum. NBCUniversal received proceeds of $482 million in July 2017, which were recorded in other investing activities in our condensed consolidated statement of cash flows. In connection with the auction, we also acquired the rights to $1.7 billion of spectrum. We had previously made a deposit of $1.8 billion to participate in the auction in the third quarter of 2016 and received a refund for amounts in excess of the purchase price in the second quarter of 2017.
Financing Activities
Net cash used in financing activities for the nine months ended September 30, 2017 consisted primarily of repayments of debt, repurchases of common stock under our share repurchase program and employee plans, the purchase of the remaining 49% noncontrolling interests in Universal Studios Japan, and dividend payments, which were partially offset by proceeds from borrowings.
We have made, and may from time to time in the future make, optional repayments on our debt obligations, which may include repurchases or exchanges of our outstanding public notes and debentures, depending on various factors, such as market conditions. See Note 7 to Comcast’s condensed consolidated financial statements for additional information on our financing activities, including details of our debt repayments and borrowings and our exchange of senior notes.
Available Borrowings Under Credit Facilities
We also maintain significant availability under our lines of credit and commercial paper programs to meet our short-term liquidity requirements.
As of September 30, 2017, amounts available under our consolidated revolving credit facilities, net of amounts outstanding under our commercial paper programs and outstanding letters of credit, totaled $8.3 billion, which included $1.5 billion available under the NBCUniversal Enterprise revolving credit facility.
Share Repurchases and Dividends
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under the authorization, we may repurchase shares in the open market or in private transactions. During the nine months ended September 30, 2017, we repurchased a total of 98 million shares of our Class A common stock for $3.8 billion. We expect to make $1.2 billion more in repurchases under this authorization during the remainder of 2017, although the actual repurchase amount may be more or less.
In addition, we paid $397 million for the nine months ended September 30, 2017 related to employee taxes associated with the administration of our share-based compensation plans.
In January 2017, our Board of Directors approved a 15% increase in our dividend to $0.63 per share on an annualized basis. In July 2017, our Board of Directors approved our third quarter dividend of $0.1575 per share to be paid in October 2017. We expect to continue to pay quarterly dividends, although each dividend is subject to approval by our Board of Directors.
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

We believe our judgments and related estimates associated with the valuation and impairment testing of our cable franchise rights and accounting for film and television costs are critical in the preparation of our condensed consolidated financial statements. We performed our annual impairment testing of our cable franchise rights as of July 1, 2017 and no impairment charge was required.
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
ITEM 2: UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
The table below summarizes Comcast’s common stock repurchases during the three months ended September 30, 2017.
Purchases of Equity Securities

Period	Total Number of Shares Purchased	Average Price Per Share	Total Number of Shares Purchased as Part of Publicly Announced Authorization	Total Dollar Amount Purchased Under the Publicly Announced Authorization	Maximum Dollar Value of Shares That May Yet Be Purchased Under the Publicly Announced Authorization(a)
July 1-31, 2017	—	$—	—	$—	$9,868,909,599
August 1-31, 2017	18,907,754	$39.34	18,907,754	$743,909,599	$9,125,000,000
September 1-30, 2017	23,975,477	$39.21	23,975,477	$939,986,531	$8,185,013,469
Total	42,883,231	$39.27	42,883,231	$1,683,896,130	$8,185,013,469

(a)
Effective January 1, 2017, our Board of Directors increased our share repurchase program authorization to $12 billion, which does not have an expiration date. Under this authorization, we may repurchase shares in the open market or in private transactions.

The total number of shares purchased during the three months ended September 30, 2017 does not include any shares received in the administration of employee share-based compensation plans.
ITEM 5: OTHER INFORMATION
Iran Threat Reduction and Syria Human Rights Act Disclosure
Pursuant to Section 219 of the Iran Threat Reduction and Syria Human Rights Act of 2012, companies are required, among other things, to disclose certain activities, transactions or dealings with the Government of Iran or entities controlled directly or indirectly by the Government of Iran. Disclosure is generally required even where the activities, transactions or dealings are conducted in compliance with applicable laws and regulations and are de minimis. As of the date of this report, we are not aware of any activity, transaction or dealing during the three months ended September 30, 2017 that requires disclosure under the Act, except with respect to a January 2016 licensing agreement by a non-U.S. subsidiary of DreamWorks Animation prior to our August 2016 DreamWorks Animation acquisition. The agreement licensed a prior season of a children’s animated television series for a three-year, non-cancelable term and for a one-time fee of $5,200 to a broadcasting company that is owned and controlled by the Government of Iran. The broadcasting company paid the license fee in the first quarter of 2016. We believe that DreamWorks Animation conducted its licensing activity in compliance with applicable laws and that the license is for the permissible exportation of informational materials pursuant to certain statutory and regulatory exemptions from U.S. sanctions.

ITEM 6: EXHIBITS
Comcast

Exhibit No.	Description
10.1*
Employment Agreement between Comcast Corporation and Brian L. Roberts, dated as of July 26, 2017 (incorporated by reference to Exhibit 10.2 to Comcast's Quarterly Report on Form 10-Q for the quarter ended June 30, 2017).

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from Comcast Corporation’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

* Constitutes a management contract or compensatory plan or arrangement.

NBCUniversal

Exhibit No.	Description
31.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial statements from NBCUniversal Media, LLC’s Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2017, filed with the Securities and Exchange Commission on October 26, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) the Condensed Consolidated Balance Sheet; (ii) the Condensed Consolidated Statement of Income; (iii) the Condensed Consolidated Statement of Comprehensive Income; (iv) the Condensed Consolidated Statement of Cash Flows; (v) the Condensed Consolidated Statement of Changes in Equity; and (vi) the Notes to Condensed Consolidated Financial Statements.

SIGNATURES
Comcast
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

COMCAST CORPORATION

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President, Chief Accounting Officer and Controller (Principal Accounting Officer)
Date: October 26, 2017
NBCUniversal
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

NBCUNIVERSAL MEDIA, LLC

By:	/s/ DANIEL C. MURDOCK
Daniel C. Murdock Senior Vice President (Principal Accounting Officer)
Date: October 26, 2017

NBCUniversal Media, LLC Financial Statements

NBCUniversal Media, LLC

Condensed Consolidated Balance Sheet
(Unaudited)

(in millions)	September 30, 2017	December 31, 2016
Assets
Current Assets:
Cash and cash equivalents	$2,014	$1,966
Receivables, net	6,177	6,302
Programming rights	1,772	1,241
Other current assets	1,114	938
Total current assets	11,077	10,447
Film and television costs	6,791	7,245
Investments	1,817	1,263
Property and equipment, net of accumulated depreciation of $3,999 and $3,350	11,040	10,511
Goodwill	23,963	23,323
Intangible assets, net of accumulated amortization of $7,372 and $6,568	13,375	13,777
Other noncurrent assets, net	1,582	1,688
Total assets	$69,645	$68,254
Liabilities and Equity
Current Liabilities:
Accounts payable and accrued expenses related to trade creditors	$1,449	$1,647
Accrued participations and residuals	1,811	1,726
Program obligations	576	807
Deferred revenue	1,479	1,016
Accrued expenses and other current liabilities	1,807	1,888
Note payable to Comcast	1,805	2,703
Current portion of long-term debt	196	127
Total current liabilities	9,123	9,914
Long-term debt, less current portion	12,157	11,461
Accrued participations, residuals and program obligations	1,202	1,202
Other noncurrent liabilities	4,099	4,130
Commitments and contingencies
Redeemable noncontrolling interests	407	530
Equity:
Member’s capital	41,760	39,036
Accumulated other comprehensive income (loss)	(29)	(135)
Total NBCUniversal member’s equity	41,731	38,901
Noncontrolling interests	926	2,116
Total equity	42,657	41,017
Total liabilities and equity	$69,645	$68,254
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Revenue	$8,014	$9,178	$24,213	$23,142
Costs and Expenses:
Programming and production	3,257	4,501	10,157	10,503
Other operating and administrative	1,859	1,912	5,586	5,159
Advertising, marketing and promotion	624	619	2,108	2,023
Depreciation	253	209	749	624
Amortization	253	236	785	700
Other operating gains	(337)	—	(337)	—
	5,909	7,477	19,048	19,009
Operating income	2,105	1,701	5,165	4,133
Other Income (Expense):
Interest expense	(139)	(151)	(431)	(444)
Investment income (loss), net	10	6	34	20
Equity in net income (losses) of investees, net	(52)	(34)	(107)	(55)
Other income (expense), net	16	(16)	31	81
	(165)	(195)	(473)	(398)
Income before income taxes	1,940	1,506	4,692	3,735
Income tax expense	(98)	(139)	(289)	(311)
Net income	1,842	1,367	4,403	3,424
Net (income) loss attributable to noncontrolling interests	(17)	(78)	(102)	(200)
Net income attributable to NBCUniversal	$1,825	$1,289	$4,301	$3,224
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Comprehensive Income
(Unaudited)

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Net income	$1,842	$1,367	$4,403	$3,424
Unrealized gains (losses) on marketable securities, net	(94)	—	(233)	—
Deferred gains (losses) on cash flow hedges, net	(5)	5	(27)	(7)
Employee benefit obligations, net	(3)	—	101	4
Currency translation adjustments, net	22	50	211	652
Comprehensive income	1,762	1,422	4,455	4,073
Net (income) loss attributable to noncontrolling interests	(17)	(78)	(102)	(200)
Other comprehensive (income) loss attributable to noncontrolling interests	(5)	(34)	(87)	(321)
Comprehensive income attributable to NBCUniversal	$1,740	$1,310	$4,266	$3,552
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Cash Flows
(Unaudited)

	Nine Months Ended September 30
(in millions)	2017	2016
Net cash provided by operating activities	$5,572	$3,339
Investing Activities
Capital expenditures	(977)	(991)
Cash paid for intangible assets	(197)	(181)
Acquisitions of real estate properties	—	(78)
Proceeds from sales of investments	42	104
Purchases of investments	(368)	(74)
Other	474	(236)
Net cash provided by (used in) investing activities	(1,026)	(1,456)
Financing Activities
Proceeds from borrowings	3,948	—
Repurchases and repayments of debt	(3,450)	(1,515)
Proceeds from (repayments of) borrowings from Comcast, net	(898)	1,132
Distributions to member	(1,720)	(1,213)
Distributions to noncontrolling interests	(165)	(161)
Purchase of Universal Studios Japan noncontrolling interests	(2,299)	—
Other	86	354
Net cash provided by (used in) financing activities	(4,498)	(1,403)
Increase (decrease) in cash and cash equivalents	48	480
Cash and cash equivalents, beginning of period	1,966	1,410
Cash and cash equivalents, end of period	$2,014	$1,890
See accompanying notes to condensed consolidated financial statements.

NBCUniversal Media, LLC

Condensed Consolidated Statement of Changes in Equity
(Unaudited)

(in millions)	Redeemable Noncontrolling Interests	Member’s Capital	Accumulated Other Comprehensive Income (Loss)	Noncontrolling Interests	Total Equity
Balance, December 31, 2015	$372	$32,834	$(212)	$1,681	$34,303
Dividends declared		(1,213)			(1,213)
Contributions from (distributions to) noncontrolling interests, net	(47)			(114)	(114)
DreamWorks contributions		3,558		89	3,647
Other comprehensive income (loss)			328	321	649
Other	72	3		160	163
Net income (loss)	30	3,224		170	3,394
Balance, September 30, 2016	$427	$38,406	$116	$2,307	$40,829
Balance, December 31, 2016	$530	$39,036	$(135)	$2,116	$41,017
Dividends declared		(1,720)			(1,720)
Contributions from (distributions to) noncontrolling interests, net	(56)			(95)	(95)
Contribution from member		662			662
Other comprehensive income (loss)			(35)	87	52
Purchase of Universal Studios Japan noncontrolling interests		(704)	141	(1,736)	(2,299)
Other	(85)	185		470	655
Net income (loss)	18	4,301		84	4,385
Balance, September 30, 2017	$407	$41,760	$(29)	$926	$42,657
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
Financial Assets and Financial Liabilities
In January 2016, the FASB updated the accounting guidance related to the recognition and measurement of financial assets and financial liabilities. The updated accounting guidance, among other things, requires that all nonconsolidated equity investments, except those accounted for under the equity method, be measured at fair value and that the changes in fair value be recognized in net income. The updated guidance is effective for us as of January 1, 2018. The updated accounting guidance requires a cumulative effect adjustment to beginning retained earnings in the year the guidance is adopted with certain exceptions. If we had adopted the provisions of the updated guidance as of January 1, 2017 for our equity investments classified as available-for-sale securities, primarily our investment in Snap Inc. (see Note 6), net income attributable to NBCUniversal would have decreased for the three and nine months ended September 30, 2017 by $95 million and $234 million, respectively. We are currently in the process of determining the impact that the updated accounting guidance will have on our cost method investments.
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

NBCUniversal Media, LLC

Note 3: Significant Transactions
FCC Spectrum Auction
On April 13, 2017, the Federal Communications Commission announced the results of its spectrum auction. In the auction, we relinquished our spectrum rights in the New York, Philadelphia and Chicago designated market areas (“DMAs”) where NBC and Telemundo had overlapping spectrum. We received proceeds of $482 million in July 2017, which were recorded in other investing activities in our condensed consolidated statement of cash flows. We recognized a pretax gain of $337 million in other operating gains for the three months ended September 30, 2017 in our condensed consolidated statement of income. NBC and Telemundo stations will share broadcast signals in these DMAs.
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
Allocation of Purchase Price
The transaction was accounted for under the acquisition method of accounting and, accordingly, the assets and liabilities are to be recorded at their fair market values as of the acquisition date. We recorded the acquired assets and liabilities of DreamWorks Animation at their estimated fair values based on valuation analyses. In valuing acquired assets and liabilities, fair value estimates were primarily based on Level 3 inputs, including future expected cash flows, market rate assumptions and discount rates. The fair value of the assumed debt was primarily based on quoted market values. The fair value of the liability related to a tax receivable agreement that DreamWorks Animation had previously entered into with one of its former stockholders (the “tax receivable agreement”) was based on the contractual settlement provisions in the agreement. During the nine months ended September 30, 2017, we updated the allocation of purchase price for DreamWorks Animation based on final valuation analyses, which primarily resulted in increases to noncontrolling interests, intangible assets and goodwill and a decrease to working capital. The changes did not have a material impact on our condensed consolidated financial statements.
The table below presents the allocation of the purchase price to the assets and liabilities of DreamWorks Animation.

Allocation of Purchase Price
(in millions)
Film and television costs	$838
Intangible assets	396
Working capital	156
Debt	(381)
Tax receivable agreement(a)	(146)
Other noncurrent assets and liabilities and other(b)	461
Identifiable net assets (liabilities) acquired	1,324
Noncontrolling interests	(337)
Goodwill	2,786
Cash consideration transferred	$3,773

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

(b)	Other included $279 million recorded to member’s capital that represented deferred income tax assets and other tax-related items recorded by Comcast but excluded from the net assets contributed to us.

NBCUniversal Media, LLC

Revenue and net income attributable to the acquisition of DreamWorks Animation were not material for the three and nine months ended September 30, 2017 and 2016.
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
Comcast is also the counterparty to one of our contractual obligations. As of September 30, 2017, the carrying value of the liability associated with this contractual obligation was $383 million.
The following tables present transactions with Comcast and its consolidated subsidiaries that are included in our condensed consolidated financial statements.
Condensed Consolidated Balance Sheet

(in millions)	September 30, 2017	December 31, 2016
Transactions with Comcast and Consolidated Subsidiaries
Receivables, net	$327	$285
Accounts payable and accrued expenses related to trade creditors	$33	$55
Accrued expenses and other current liabilities	$39	$4
Note payable to Comcast	$1,805	$2,703
Other noncurrent liabilities	$389	$389
Condensed Consolidated Statement of Income

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Transactions with Comcast and Consolidated Subsidiaries
Revenue	$463	$522	$1,382	$1,335
Operating costs and expenses	$(38)	$(53)	$(148)	$(157)
Other income (expense)	$(20)	$(18)	$(67)	$(48)
Note 5: Film and Television Costs

(in millions)	September 30, 2017	December 31, 2016
Film Costs:
Released, less amortization	$1,747	$1,750
Completed, not released	198	50
In production and in development	829	1,310
	2,774	3,110
Television Costs:
Released, less amortization	2,047	1,953
In production and in development	853	853
	2,900	2,806
Programming rights, less amortization	2,889	2,570
	8,563	8,486
Less: Current portion of programming rights	1,772	1,241
Film and television costs	$6,791	$7,245

NBCUniversal Media, LLC

Note 6: Investments

(in millions)	September 30, 2017	December 31, 2016
Fair Value Method:
Snap	$427	$—
Other	4	6
	431	6
Equity Method:
Hulu	255	225
Other	432	336
	687	561
Cost Method:
BuzzFeed	400	400
Other	299	296
	699	696
Total investments	$1,817	$1,263
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
Equity Method
The Weather Channel
In January 2016, following a legal restructuring at The Weather Channel, we and the other investors sold the entity holding The Weather Channel’s product and technology businesses to IBM. Following the close of the transaction, we continue to hold an investment in The Weather Channel cable network through a new holding company. As a result of the sale of our investment, we recognized a pretax gain of $108 million in other income (expense), net for the nine months ended September 30, 2016.
Note 7: Long-Term Debt
As of September 30, 2017, our debt, excluding the note payable to Comcast, had a carrying value of $12.4 billion and an estimated fair value of $13.5 billion. The estimated fair value of our publicly traded debt was primarily based on Level 1 inputs that use quoted market values for the debt. The estimated fair value of debt for which there are no quoted market prices was based on Level 2 inputs that use interest rates available to us for debt with similar terms and remaining maturities.
In May 2017, Universal Studios Japan entered into ¥450 billion ($3.9 billion at issuance) of new term loans with a final maturity of March 2022. We used the proceeds from these borrowings to repay in full $3.3 billion of Universal Studios Japan’s existing yen-denominated term loans and a portion of amounts outstanding under our revolving credit agreement with Comcast.
Cross-Guarantee Structure
We, Comcast and a 100% owned cable holding company subsidiary of Comcast (“CCCL Parent”) have fully and unconditionally guaranteed each other’s debt securities, including the $7 billion Comcast revolving credit facility due 2021. As of September 30, 2017, outstanding debt securities of $47.5 billion of Comcast and CCCL Parent were subject to the cross-guarantee structure.
We do not, however, guarantee the obligations of NBCUniversal Enterprise with respect to its $4.8 billion aggregate principal amount of senior notes, $1.5 billion revolving credit facility, commercial paper program, or $725 million liquidation preference of Series A cumulative preferred stock.
The Universal Studios Japan term loans are not subject to the cross-guarantee structure, however they have a separate guarantee from Comcast.
Senior Notes Exchange
In October 2017, we and Comcast announced and settled a private debt exchange transaction. Comcast issued $2.0 billion aggregate principal amount of new 3.969% senior notes due 2047, $2.0 billion aggregate principal amount of new 3.999% senior notes due 2049, and $1.5 billion aggregate principal amount of new 4.049% senior notes due 2052 in exchange for $3.9 billion aggregate

NBCUniversal Media, LLC

principal amount of certain series of outstanding senior notes issued by Comcast and us, including $442 million of our 6.400% senior notes due 2040. The new notes are fully and unconditionally guaranteed by us and Comcast Cable Communications, LLC. In connection with the exchange transaction, we issued $610 million of 3.999% notes due 2049 to Comcast.
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
Recognized Share-Based Compensation Expense

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Restricted share units	$32	$19	$86	$64
Stock options	3	3	10	7
Employee stock purchase plans	3	1	7	6
Total	$38	$23	$103	$77
Note 9: Supplemental Financial Information
Receivables

(in millions)	September 30, 2017	December 31, 2016
Receivables, gross	$6,610	$6,799
Less: Allowance for returns and customer incentives	352	413
Less: Allowance for doubtful accounts	81	84
Receivables, net	$6,177	$6,302
Accumulated Other Comprehensive Income (Loss)

(in millions)	September 30, 2017	September 30, 2016
Unrealized gains (losses) on marketable securities	$(233)	$—
Deferred gains (losses) on cash flow hedges	(4)	(8)
Unrecognized gains (losses) on employee benefit obligations	115	3
Cumulative translation adjustments	93	121
Accumulated other comprehensive income (loss)	$(29)	$116

NBCUniversal Media, LLC

Net Cash Provided by Operating Activities

	Nine Months Ended September 30
(in millions)	2017	2016
Net income	$4,403	$3,424
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation, amortization and other operating gains	1,197	1,324
Equity in net (income) losses of investees, net	107	55
Cash received from investees	63	45
Net (gain) loss on investment activity and other	(45)	(72)
Deferred income taxes	(6)	139
Changes in operating assets and liabilities, net of effects of acquisitions and divestitures:
Current and noncurrent receivables, net	152	(338)
Film and television costs, net	(75)	(600)
Accounts payable and accrued expenses related to trade creditors	(270)	(114)
Other operating assets and liabilities	46	(524)
Net cash provided by operating activities	$5,572	$3,339
Cash Payments for Interest and Income Taxes

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Interest	$53	$69	$340	$354
Income taxes	$64	$33	$213	$155
Noncash Investing and Financing Activities
During the nine months ended September 30, 2017:

•	we acquired $296 million of property and equipment and intangible assets that were accrued but unpaid

•	Comcast contributed its investment in Snap to us at its fair value as of March 31, 2017, which was a noncash transaction (see Note 6 for additional information)
Note 10: Financial Data by Business Segment
We present our operations in four reportable business segments:

•	Cable Networks: Consists primarily of our national cable networks, our regional sports and news networks, our international cable networks, and our cable television studio production operations.

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
We use Adjusted EBITDA to evaluate the profitability of our operating segments and the components of net income attributable to NBCUniversal below Adjusted EBITDA are not separately evaluated. Our financial data by business segment is presented in the tables below.

NBCUniversal Media, LLC

	Three Months Ended September 30, 2017
(in millions)	Revenue(d)	Adjusted EBITDA(e)	Depreciation, Amortization and Other(f)	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$2,603	$905	$179	$726	$5	$4
Broadcast Television	2,133	321	(305)	626	66	4
Filmed Entertainment	1,784	394	32	362	18	6
Theme Parks	1,550	775	166	609	199	18
Headquarters and Other(a)	15	(122)	97	(219)	66	37
Eliminations(b)	(71)	1	—	1	—	—
Total	$8,014	$2,274	$169	$2,105	$354	$69

	Three Months Ended September 30, 2016
(in millions)	Revenue(d)	Adjusted EBITDA(e)	Depreciation, Amortization and Other	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(c)	$2,942	$893	$184	$709	$7	$4
Broadcast Television(c)	3,087	378	27	351	28	6
Filmed Entertainment	1,792	353	13	340	6	4
Theme Parks	1,440	706	130	576	228	19
Headquarters and Other(a)	1	(183)	91	(274)	67	34
Eliminations(b)	(84)	(1)	—	(1)	—	—
Total	$9,178	$2,146	$445	$1,701	$336	$67

	Nine Months Ended September 30, 2017
(in millions)	Revenue(d)	Adjusted EBITDA(e)	Depreciation, Amortization and Other(f)	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks	$7,940	$3,076	$574	$2,502	$15	$11
Broadcast Television	6,582	1,059	(242)	1,301	125	11
Filmed Entertainment	5,920	1,047	79	968	47	17
Theme Parks	3,982	1,723	494	1,229	671	57
Headquarters and Other(a)	32	(542)	292	(834)	119	101
Eliminations(b)	(243)	(1)	—	(1)	—	—
Total	$24,213	$6,362	$1,197	$5,165	$977	$197

	Nine Months Ended September 30, 2016
(in millions)	Revenue(d)	Adjusted EBITDA(e)	Depreciation, Amortization and Other	Operating Income (Loss)	Capital Expenditures	Cash Paid for Intangible Assets
Cable Networks(c)	$7,961	$2,793	$561	$2,232	$15	$8
Broadcast Television(c)	7,299	1,056	89	967	77	12
Filmed Entertainment	4,526	576	33	543	14	10
Theme Parks	3,602	1,550	373	1,177	668	48
Headquarters and Other(a)	10	(518)	268	(786)	217	103
Eliminations(b)	(256)	—	—	—	—	—
Total	$23,142	$5,457	$1,324	$4,133	$991	$181

(a)	Headquarters and Other activities include costs associated with overhead, allocations, personnel costs and headquarter initiatives.

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

(e)
We use Adjusted EBITDA as the measure of profit or loss for our operating segments. Adjusted EBITDA is defined as net income attributable to NBCUniversal before net (income) loss attributable to noncontrolling interests, income tax expense, other income (expense) items, net, depreciation and amortization expense, and other operating gains, and excluding impairment charges related to fixed and intangible assets and gains or losses on the sale of long-lived assets, if any. From time to time we may exclude from Adjusted EBITDA the impact of events, gains, losses or other charges (such as significant legal settlements) that affect the period-to-period comparability of our operating performance. Other income (expense) items, net include interest expense, investment income (loss), equity in net income (losses) of investees, and other income (expense), net (as stated in our condensed consolidated statement of

NBCUniversal Media, LLC

income). This measure eliminates the significant level of noncash amortization expense that results from intangible assets recognized in business combinations. Additionally, it is unaffected by our capital and tax structures and by our investment activities. We use this measure to evaluate our consolidated operating performance and the operating performance of our operating segments and to allocate resources and capital to our operating segments. It is also a significant performance measure in our annual incentive compensation programs. We believe that this measure is useful to investors because it is one of the bases for comparing our operating performance with that of other companies in our industries, although our measure may not be directly comparable to similar measures used by other companies. This measure should not be considered a substitute for operating income (loss), net income (loss), net income (loss) attributable to NBCUniversal, net cash provided by operating activities, or other measures of performance or liquidity we have reported in accordance with GAAP. Our reconciliation of the aggregate amount of Adjusted EBITDA for our reportable segments to consolidated income before income taxes is presented in the table below.

	Three Months Ended September 30		Nine Months Ended September 30
(in millions)	2017	2016	2017	2016
Adjusted EBITDA	$2,274	$2,146	$6,362	$5,457
Depreciation	(253)	(209)	(749)	(624)
Amortization	(253)	(236)	(785)	(700)
Other operating gains	337	—	337	—
Other income (expense) items, net	(165)	(195)	(473)	(398)
Income before income taxes	$1,940	$1,506	$4,692	$3,735

(f)
Other represents other operating gains in our condensed consolidated statement of income. For both the three and nine months ended September 30, 2017, other operating gains included a pretax gain of $337 million related to our relinquishment of spectrum rights in our Broadcast Television segment.